Form 10-K
period 2004-12-31
Huntsman CORP
filed 2005-03-15
CIK 1307954

Use these links to rapidly review the document
HUNTSMAN CORPORATION AND SUBSIDIARIES 2004 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32427

HUNTSMAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1648585 (I.R.S. Employer Identification No.)
500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700 (Address of principal executive officeas and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Mandatory Convertible Preferred Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On June 30, 2004, the last business day of the Registrant's second fiscal quarter, no shares of the Registrant's common stock were outstanding. Accordingly, the market value of common stock held by non-affiliates was zero. On March 4, 2005, 204,354,058 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference

        None.

HUNTSMAN CORPORATION AND SUBSIDIARIES
2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES
2004 ANNUAL REPORT ON FORM 10-K

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

        This report includes information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management's understanding of industry conditions, and such information has not been verified by any independent sources.

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries. In this report, "HI" refers to Huntsman International LLC, and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "Huntsman LLC" or "HLLC" refers to Huntsman LLC, and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "HMP" refers to HMP Equity Holdings Corporation, "Huntsman Holdings" refers to Huntsman Holdings, LLC, "Huntsman Family Holdings" refers to Huntsman Family Holdings LLC, "Investments Trust" refers to HMP Equity Trust and "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P. and its affiliates.

PART I

ITEM 1. BUSINESS

History

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of commodity and differentiated businesses. In 1993, we purchased the LAB and maleic anhydride businesses of The Monsanto Company. In 1994, we purchased the global chemical business from what was formerly Texaco Inc. In 1997, we purchased our PO business from Texaco. Also in 1997, we acquired Rexene Corporation, significantly increasing the size of our Polymers business. In 1999, we acquired certain polyurethanes, pigments and European petrochemicals businesses from ICI. In 2000, we completed the acquisition of the Morton global TPU business from The Rohm and Haas Company. In 2001, we completed our acquisition of the global ethyleneamines business of Dow Chemical Company, and we completed our acquisition of the Albright & Wilson European surfactants business from Rhodia S.A. In 2003, we completed our acquisition of 88% of our Advanced Materials business through the purchase of Vantico Group S.A., and we now own approximately 90% of AdMat. Due in part to the financing of these acquisitions, our subsidiaries have accumulated a significant amount of indebtedness, which totaled $6,299.5 million as of December 31, 2004. We have also divested certain non-core businesses, including our packaging subsidiary in 1997 and our global styrenics business in 1998.

Recent Developments

  Initial Public Offering and Use of Proceeds

        On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 shares of our common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our 5% mandatory convertible preferred stock sold by us at a price to the public of $50 per share. Each share of preferred stock will be convertible into between approximately 1.77 and approximately 2.17 shares of our common stock, subject to anti-dilution adjustments, depending upon the trading price of our common stock prior to the third anniversary of the initial public offering. This will result in between approximately 10.2 million and approximately 12.5 million additional shares of our common stock outstanding upon conversion.

        The net proceeds to us from our initial public offering of common and preferred stock were approximately $1,500 million, substantially all of which are being used to repay outstanding indebtedness of certain of our subsidiaries, including HMP, Huntsman LLC and HIH, as follows:

  •
  On February 16, 2005, we used $41.6 million of net proceeds from the offering to redeem in full the subordinated note due Horizon Ventures LLC.

  •
  On February 28, 2005, we used $1,216.7 million of net proceeds from the offering, along with $35.0 million in available cash, to redeem

  •
  all of the outstanding 15% senior secured discount notes due 2008 of HMP (the "HMP Senior Discount Notes");

  •
  $452.3 million of the outstanding 13.375% senior discount notes due 2009 of HIH (the "HIH Senior Discount Notes"); and

  •
  $159.4 million of the outstanding 11.625% senior secured notes due 2010 of Huntsman LLC (the "HLLC Senior Secured Notes").

  •
  On March 14, 2005, we expect to use $151.7 million of net cash proceeds from the offering to redeem the remaining outstanding HIH Senior Discount Notes, $78.0 million of the outstanding 11.5% senior notes due 2012 of Huntsman LLC (the "HLLC Senior Notes") and to pay $7.8 million to HMP warrant holders for a consent fee pursuant to an amendment in connection with the Reorganization Transaction (defined below). On March 17, 2005, we expect to use $26.8 million of net cash proceeds from the offering to redeem an additional $24.0 million of the HLLC Senior Notes.

        In connection with the repayment of the indebtedness discussed above, we expect to report a loss on early extinguishment of debt during the first quarter of 2005 of approximately $235 million.

  Reorganization Transaction

        In connection with the completion of our initial public offering, we consummated a reorganization transaction (the "Reorganization Transaction"). In the Reorganization Transaction, our predecessor, Huntsman Holdings, became our wholly owned subsidiary, and the existing beneficial holders of the common and preferred membership interests of Huntsman Holdings received shares of our common stock in exchange for their interests.

        As a result of our cash contributions that were used to redeem the HIH Senior Discount Notes and our contribution to HIH of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "HIH Senior Subordinated Discount Notes"), our ownership interest in HIH increased from 40% to 58%, and, accordingly, Huntsman LLC's interest in HIH decreased from 60% to 42%.

        In connection with our initial public offering and as part of the Reorganization Transaction, we exercised our right under the outstanding warrants to purchase common stock of HMP (the "HMP Warrants") to require that all the HMP Warrants and any shares of HMP equity securities issued upon exercise of the HMP Warrants be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrants, an aggregate of approximately 16.9 million shares of our common stock will be issued in exchange for the outstanding HMP Warrants on March 14, 2005.

Ownership and Structure

        Immediately following the Reorganization Transaction and the initial public offering discussed above, Investments Trust held approximately 59% of our outstanding common stock. Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of our common stock held by Investments Trust. However, the shares of our common stock held by Investments Trust will not be voted in favor of certain fundamental corporate actions without the consent of MatlinPatterson, through its representatives David J. Matlin or Christopher R. Pechock. In addition, Jon M. Huntsman and Peter R. Huntsman have agreed to cause all of the shares of our common stock held by Investments Trust to be voted in favor of the election to our board of directors of two nominees designated by MatlinPatterson. MatlinPatterson will have control over the disposition of the shares of our common stock held by Investments Trust that are allocated to its beneficial interest in Investments Trust. Huntsman Family Holdings will have control over the disposition of the shares of our common stock held by Investments Trust that are allocated to its beneficial interest in Investments Trust. Huntsman Family Holdings is controlled by Jon M. Huntsman.

        We operate our businesses through three principal operating subsidiaries: Huntsman LLC, HI and AdMat. Each of our principal operating subsidiaries is separately financed, its debt is non-recourse to us (with the exception of certain limited guarantees described in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements—Financing Chinese MDI Joint Ventures"), and we have no contractual obligations to fund its respective operations. Moreover, the debt of Huntsman LLC is non-recourse to HI and AdMat, the debt of HI is non-recourse to Huntsman LLC and AdMat, and the debt of AdMat is non-recourse to Huntsman LLC and HI.

        Prior to May 9, 2003, we owned, indirectly, approximately 61% of the membership interests of HI's parent, HIH. At that time, Imperial Chemical Industries PLC ("ICI") owned 30% and institutional investors owned the remaining approximately 9% of the HIH membership interests. We accounted for our investment in HIH on the equity method due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. On May 9, 2003, our indirect subsidiary, HMP, exercised an option that it held and purchased the ICI subsidiary that held its 30% membership interest in HIH. HMP also purchased the remaining HIH membership interests held by institutional investors (the "HIH Consolidation Transaction"). As a result of the HIH Consolidation Transaction, we (indirectly) own 100% of the HIH membership interests. Effective May 1, 2003, HIH became a consolidated subsidiary and from that time was no longer accounted for on an equity basis.

        The chart below shows our current organizational structure:

Overview

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. We operate 62 manufacturing facilities located in 22 countries and employ over 11,300 associates. Our businesses benefit from significant integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position.

Our Products and Segments

        Our business is organized around our six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into two broad categories: differentiated and commodity. We produce differentiated products primarily in our Polyurethanes, Advanced Materials and Performance Products segments. These products serve diverse end markets and are generally characterized by historical growth in excess of GDP growth resulting from product substitution and new product development, proprietary manufacturing processes and product formulations and a high degree of customer loyalty. Demand for these products tends to be driven by the value-added attributes that they create in our customers' end-use applications. While the demand for these differentiated products is also influenced by worldwide economic conditions and GDP growth, our differentiated products have tended to produce more stable profit margins and higher demand growth rates than our commodity products.

        In our commodity chemical businesses, we produce titanium dioxide derived from titanium-bearing ores in our Pigments segment and petrochemical-based olefins, aromatics and polyolefins products in our Polymers and Base Chemicals segments. Since the coatings industry consumes a substantial portion of titanium dioxide production, seasonal demand patterns in the coatings industry drive the profitability of our Pigments segment; profitability is also driven by industry-wide operating rates, with a lag of up to twelve months due to the effects of stocking and destocking by customers and suppliers. The profitability of our petrochemical-based commodity products is cyclical and has been experiencing a down cycle for the last several years, resulting primarily from significant new capacity additions, a decrease in demand reflecting weak global economic conditions and high raw material costs. Certain industry fundamentals have recently improved and, we believe, point to increased profitability in the markets for the major commodity products that we manufacture.

Segment Revenues*	Segment EBITDA*

*
Percentage allocations in the segment revenues chart above reflect the allocation of all inter-segment revenue eliminations to our Base Chemicals segment. Percentage allocations in the segment EBITDA chart above do not give effect to $72.3 million of corporate and other unallocated items and exclude $299.3 million of restructuring and plant closing costs. For a detailed discussion of our revenues, net income (loss), total assets and EBITDA by segment, see "Note 26. Operating Segment Information" to our Consolidated Financial Statements included elsewhere in this report. For a discussion of EBITDA and a reconciliation of EBITDA to net income, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TDI, TPU, aniline and MTBE	automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning, adhesives, specialized engineering applications and fuel additives	BMW, Collins & Aikman, Electrolux, Firestone, Lear, Louisiana Pacific, Shell, Weyerhauser
Advanced Materials	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives and tooling resin formulations	adhesives, aerospace, electrical power transmission, consumer electronics, civil engineering, wind power generation and automotive	ABB, Akzo, BASF, Boeing, Bosch, Cytec, Hexcel, Rohm & Haas, Sherwin Williams
Performance Products	ethyleneamines, ethanolamines, polyetheramines, carbonates, surfactants, LAB, maleic anhydride, EO and EG	detergents, personal care products, agrochemicals, lubricant and fuel additives, paints and coatings, construction, marine and automotive products and PET fibers and resins	ChevronTexaco, Colgate, Ecolab, Henkel, Monsanto, Procter & Gamble, Unilever
Pigments	titanium dioxide	paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, Atofina, Clariant, ICI, Jotun, PolyOne
Polymers	LDPE and LLDPE, polypropylene, EPS, styrene and APAO	flexible and rigid packaging, adhesives and automotive, medical and construction products	Ashland, Kerr, Kimberly Clark, Pliant, Polymer Group, PolyOne, Sealed Air
Base Chemicals	ethylene, propylene, butadiene, benzene, cyclohexane, paraxylene and MTBE	packaging film, polyester and nylon fibers, PVC, cleaning compounds, polymer resins, SBR rubber and fuel additives	Bayer, BP, Bridgestone/Firestone, Dow, DuPont SA, Invista, Goodyear, Nova, Shell, Solvay

Polyurethanes

  General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI, PO, polyols, PG, TDI and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate four primary Polyurethanes manufacturing facilities in the U.S. and Europe. We also operate 14 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide. We have a significant interest in a manufacturing joint venture that has recently begun construction of a low-cost, world-scale, integrated MDI production facility near Shanghai, China. We expect production at this facility to commence in 2006.

        Our customers produce polyurethane products through the combination of an isocyanate, such as MDI or TDI, with polyols, which are derived largely from PO and EO. While the range of TDI-based products is relatively limited, we are able to produce over 2,000 distinct MDI-based polyurethane products by varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end-use markets, including insulation in construction and appliances, cushioning for automotive and furniture, adhesives, wood binders, footwear and other specialized engineering applications.

        We are a leading North American producer of PO. We and some of our customers process PO into derivative products such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" for a further discussion of legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the U.S. and elsewhere in the future.

        In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production facilities near Shanghai, China. Our MDI joint ventures will enable us to strengthen our long-standing presence in China and to further capitalize on the growth in demand for MDI in Asia.

  Industry Overview

        MDI is used primarily in rigid foam applications and in a wide variety of customized higher-value flexible foam and coatings, adhesives, sealants and elastomers; conversely, TDI is used primarily in commodity flexible foam applications. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals:

Polyurethane chemicals are sold to customers who combine the chemicals to produce polyurethane products. Depending on their needs, customers will use either commodity polyurethane chemicals produced for mass sales or polyurethane systems tailored for their specific requirements. By varying the blend, additives and specifications of the polyurethane chemicals, manufacturers are able to produce and develop a breadth and variety of polyurethane products

        MDI.    MDI has a substantially larger market size and a higher growth rate than TDI. This is primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications than TDI. We believe that future growth of MDI is expected to be driven by the continued substitution of MDI-based polyurethane for fiberglass and other materials currently used in rigid insulation foam for construction. We expect that other markets, such as binders for reconstituted wood board products, specialty cushioning applications and coatings will further contribute to the continued growth of MDI.

        The U.S. and European markets currently consume the largest quantities of MDI. With the recent rapid growth of the developing Asian economies, the Asian markets are becoming an increasingly important market for MDI, and we currently believe that per-capita demand for MDI in Asia will continue to increase as its less-developed economies continue to grow.

        There are four major global producers of MDI: Bayer, our Company, BASF and Dow. We believe it is unlikely that any new global producers of MDI will emerge in the foreseeable future due to the substantial requirements for entry such as the limited availability of licenses for MDI technology and the substantial capital commitment and integration that is required to develop both the necessary technology and the infrastructure to manufacture and market MDI.

        TDI.    The consumers of TDI consist primarily of numerous manufacturers of flexible foam blocks sold for use as furniture cushions and mattresses. Flexible foam is typically the first polyurethane market to become established in developing countries because smaller local plants can be constructed using technology and intermediate chemicals that are easier to obtain than those required for MDI production. As a result, TDI production typically precedes MDI production in developing markets.

        TPU.    TPU is a high-quality fully formulated thermal plastic derived from the reaction of MDI or an aliphatic isocyanate with polyols to produce unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor the performance characteristics of TPU to meet the specific requirements of our customers. TPU is used in injection molding and small components for the automotive and footwear industries. It is also extruded into films, wires and cables for use in a wide variety of applications in the coatings, adhesives, sealants and elastomers markets.

        Polyols.    Polyols are combined with MDI, TDI and other isocyanates to create a broad spectrum of polyurethane products. Demand for specialty polyols has been growing at approximately the same rate at which MDI consumption has grown.

        Aniline.    Aniline is an intermediate chemical used primarily to manufacture MDI. Generally, most aniline is either consumed internally by the producers of the aniline or is sold to third parties under long-term supply contracts. We believe that the lack of a significant spot market for aniline means that in order to remain competitive, MDI manufacturers must either be integrated with an aniline manufacturing facility or have a long-term cost-competitive aniline supply contract.

        PO.    PO is an intermediate chemical used mainly to produce a wide range of polyols and PG. Demand for PO depends largely on overall economic demand, especially that of consumer durables. The following chart illustrates the primary end markets and applications for PO.

        MTBE.    We currently use our entire production of TBA, a co-product of our PO production process, to produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. MTBE has experienced historical growth due to its ability to satisfy the oxygenation requirement of amendments to the Clean Air Act of 1990 (the "Clean Air Act") with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. adopted this oxygenate requirement to improve air quality even though they were not mandated to do so by the Clean Air Act. The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. See "—Environmental, Health and Safety Matters—MTBE Developments."

  Sales and Marketing

        We manage a global sales force, with 40 locations in 35 countries, which sells our polyurethane chemicals to over 2,000 customers in more than 90 countries. Our sales and technical resources are organized to support major regional markets, as well as key end-use markets which require a more global approach. These key end-use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers needs is critical to our long term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture TDI and polyols primarily to support our MDI customers' requirements.

        We believe that the extensive market knowledge and industry experience of our sales teams and technical experts, in combination with our strong emphasis on customer relationships, have facilitated our ability to establish and maintain long-term customer supply positions. Due to the specialized nature of our markets, our sales force must possess technical knowledge of our products and their applications. Our strategy is to continue to increase sales to existing customers and to attract new customers by providing innovative solutions, quality products, reliable supply, competitive prices and superior customer service.

  Manufacturing and Operations

        Our MDI production facilities are located in Geismar, Louisiana and Rozenburg, Netherlands. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana and Wilton, U.K. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices. Since 1996, we have invested over $600 million to significantly enhance our production capabilities through the rationalization of our older, less efficient facilities and the modernization of our newer facilities at Rozenburg and Geismar.

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI	TDI	Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE(1)
	(millions of pounds)
Geismar, Louisiana	860	90	160		715	(2)	935	(2)
Port Neches, Texas									525	145	260
Ringwood, Illinois				20
Rozenburg, Netherlands	660		120
Wilton, U.K.					670		880
Osnabrück, Germany			20	30

Total	1,520	90	300	50	1,385		1,815		525	145	260

(1)
Millions of gallons.

(2)
Represents our approximately 78% share of capacity under our Rubicon LLC manufacturing joint venture with Crompton Corporation.

        At both our Geismar and Rozenburg facilities we utilize sophisticated proprietary technology to produce our MDI. This technology, which will be used in our world-scale joint venture in Shanghai, China, contributes to our position as a low cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology, know-how and patents developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

        We also operate polyurethane systems houses in Deerpark, Australia; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Thane (Maharashtra), India; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Kuan Yin, Taiwan; and Samuprakam, Thailand.

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. If the use of MTBE in gasoline in the U.S. is further curtailed or eliminated in the future, we believe that we will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

  Joint Ventures

        Rubicon Joint Venture.    We and Crompton Corporation own Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Crompton Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's owned aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI, TDI and polyol facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain.

        Chinese MDI Joint Ventures.    In January 2003, we entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. The manufacturing joint venture with BASF and three Chinese chemical companies (the "Unconsolidated Chinese Manufacturing JV") will build three plants to manufacture MNB, aniline, and crude MDI. We effectively own 35% of the Unconsolidated Chinese Manufacturing JV. The other joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd. (the "Consolidated Chinese Splitting JV"), will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of the Consolidated Chinese Splitting JV. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued in March 2003, making the joint ventures the first entities with foreign investors to receive a license to construct an integrated MDI plant in China.

        The project is funded by a combination of equity invested by the joint venture partners and borrowed funds. We anticipate that our equity investment in the joint ventures will be approximately $85 million, and of this amount approximately $42 will be an investment in an unconsolidated affiliate. The remaining approximately $43 million will be invested in a consolidated affiliate, which we expect will have approximately $125 million of total capital expenditures through project completion. Upon expected completion in 2006, the production capacity of this facility will be 525 million pounds per year.

  Raw Materials

        The primary raw materials for MDI-based polyurethane chemicals are benzene and PO. Benzene is a widely available commodity that is the primary feedstock for the production of MDI and aniline. Historically, benzene has been the largest component of our raw material costs. We use the benzene produced in our Base Chemicals segment and purchase benzene from third parties to manufacture nitrobenzene and aniline, almost all of which we then use to produce MDI. Our vertical integration provides us with a competitively priced supply of feedstocks and reduces our exposure to supply interruption.

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 55%, 29%, 14% and 2%, respectively, of total raw material costs in 2004. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, all the propylene used in the production of our PO is produced internally and delivered through a pipeline connected to our PO facility.

  Competition

        Our competition in the polyurethane chemicals business includes BASF, Bayer, Dow and Lyondell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. We compete based on technological innovation, technical assistance, customer service and product reliability. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react quickly to changing customer needs and by providing customers with innovative solutions to their needs.

Advanced Materials

  General

        We are a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials such as metal, wood, clay, glass, stone and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels in the manufacture of aerospace components. Revenue growth for much of our product portfolio has historically been well in excess of global GDP growth. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers and our ability to develop and adapt our technology and our applications expertise for new markets and new applications. We operate 14 Advanced Materials synthesis and formulating facilities in North America, Europe, Asia, South America and Africa. We market over 6,000 products to more than 5,000 customers in over 20 end-markets, which are grouped as follows:

Market Groups	End Markets
Adhesives	adhesives, consumer/do it yourself ("DIY"), aerospace, DVD, LNG transport
Electrical and Electronics Materials	electrical power transmission, distribution and generation, printed circuit boards, consumer and industrial electronics
Structural Composites	aerospace, wind power generation, automotive, electronic laminates, recreational sports equipment
Surface Technologies	civil engineering, shipbuilding and marine maintenance, automotive, consumer appliances, food and beverage packaging
Tooling and Modeling Materials	automotive, aerospace, industrial, medical

        Since completing the AdMat Transaction in June 2003, we have initiated a comprehensive restructuring program designed to reduce our costs and transform our Advanced Materials segment from a product-driven business to a market-focused business. This program includes optimization of our global supply chain, reductions in general and administrative costs and the consolidation and centralization of support functions across Advanced Materials and with our other businesses. We have closed or announced the closure of manufacturing facilities in Quillan, France, Thomastown, Australia and Kaohsiung, Taiwan and have significantly reduced or downsized the scale of our operations in Bergkamen, Germany and East Lansing, Michigan. We have also closed sales and administrative offices in seven locations.

  Market and Product Overview

        Adhesives.    Overview.    The high-growth structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® is synonymous with high-performance adhesives and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. We also believe that products marketed under the Araldite® name are generally less price-sensitive than the brands of our competitors. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, specifically targeted to three specific end-markets and sold through specifically targeted routes to market:

  •
  General industrial bonding.    We sell a broad range of advanced formulated adhesives to a broad base of small-to medium-sized customers, including specialist distributors, who generally require relatively small quantities of easy-to-use products and a moderate level of instruction and support.

  •
  Industry specific.    We sell our adhesive products into diverse, global industry-specific markets, which include the aerospace, DVD, wind power generation and LNG transport markets. Our target markets are chosen because we believe it is worthwhile to utilize our highly trained direct sales force and applications experts to tailor products and services to suit the needs and performance specifications of the specific market segments. We often provide a turnkey solution and the customer often commits to an investment in capital equipment to use the materials provided.

  •
  Consumer/DIY.    We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Bostik and Shelleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name.

        Market Trends.    We have observed the following significant trends emerging in the markets for our products used in adhesives applications:

  •
  Increased usage of non-metal substrates for lighter weight and lower total cost construction, which we expect to drive continued high growth for advanced formulated adhesives.

  •
  End-users of adhesives, including the aerospace, road transport, marine, rail, electronics/ communication, sports and leisure and energy industries are continuing to substitute new substrates with low weight and cost-efficient characteristics on developing applications.

  •
  We expect steel and wood substrates to be replaced with aluminum, engineering plastics and composites, driving continued high growth demand for high-performance adhesives to replace traditional metal joining techniques.

  •
  There is increasing emphasis in high growth markets on offering the "total" engineering solution to customer needs with increasing need for adhesive bonding to form part of that solution.

  •
  Skill and know-how of personnel is a key competitive advantage in sales, research and development and application technology.

        Competition.    We face substantial competition for the sale of our products for adhesives applications. Competition in the industry specific market segments is based on an understanding of the relevant industry sector and the ability to provide highly reliable and tailored engineering solutions, applications expertise and ease of use with the customer's processing equipment. Competition in the consumer market segment is based on branding, packaging and making widely available, easy-to-use products on which our customers can rely. We believe that our competitive strengths are our focus on defined market needs, provision of a high level of service and recognition as a quality supplier in the chosen sectors, all of which are exemplified by our strong Araldite® brand name. The principal participants in the structural adhesives market include Henkel/Loctite, ITW, National Starch, Sika, 3M and many other regional or industry specific competitors.

        Electrical and Electronics Materials.    Overview.    Our electrical materials are formulated polymer systems, which make up the insulation materials used in equipment for the generation, transmission and distribution of electrical power, such as transformers, switch gears, ignition coils, sensors, motors, and magnets, and for the protection of electrical and electronic devices and components. The purpose of these products is to insulate, protect or shield either the environment from electrical current or electrical devices from the environment, such as temperature or humidity. Our electrical insulating materials target two key market segments, the heavy electrical equipment market and the light electrical equipment market.

        Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, car electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer ("OEM") as well as numerous manufacturers of components used in the final products.

        We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. Our printed circuit board technologies business has three product lines:

  •
  soldermasks, which are heat, chemical and environmentally resistant coatings that allow various components and circuitry to be soldered to the surface of printed circuit boards;

  •
  liquid inner layer resists, which are temporary, photo-imageable materials which enable the generation of circuitry on the inner layers of printed circuit boards; and

  •
  dielectric materials, which are materials with electrical insulation properties that constitute an insulating layer in high-density, multi-layer printed circuit boards.

        Soldermasks are our most important product line in the printed circuit board technologies business, particularly in Europe. Sales are made mainly under the Probimer®, Probimage®, and Probelec® trademarks. Probimer® is a widely recognized brand name for soldermasks.

        Market Trends.    We have observed the following significant trends emerging in the markets for our products used for electrical and electronics materials:

        Heavy electrical:

  •
  Increased demand for energy in the rapidly developing countries of Asia is requiring construction of local infrastructure and increasing demand for our products in the region.

  •
  Deregulation and privatization of public utilities, mainly in Europe, has resulted in a shake-up of the market having positive effects, such as increased capital investment in equipment using our products, and negative effects, such as increased pricing pressure.

  •
  Concentration among power plant manufacturers is increasing worldwide.

        Light electrical:

  •
  End-user industries, particularly automotive and electronics, are applying pricing pressures on their suppliers.

  •
  Rapid change in the electronics industry is driving innovation of light electrical equipment.

  •
  Non-traditional formulation competitors are becoming increasingly active.

        Printed circuit board:

  •
  The printed circuit board materials industry is characterized by continually changing specifications and product criteria.

  •
  There is an ongoing shift of production underway in the industry, with manufacturing of printed circuit boards being focused in China.

  •
  These dynamics stem from the need for printed circuit boards with ever-improving performance, in reduced sizes and at cheaper prices. Given these dynamics, printed circuit board designs also have relatively short life spans of 12 to 18 months.

        Competition.    Competition for electrical insulating materials applications is based on technology, know-how, applications expertise, formulations expertise, reliability, performance and price. Manufacturers of heavy electrical equipment place more importance on reliability and level of support, while manufacturers of light electrical equipment choose materials offering the lowest cost, but also the required quality and performance. As a result, epoxy products, which offer a combination of price and performance superior to competing polyurethane and silicone and conventional glass and ceramic products, are widely used in heavy electrical equipment, and both epoxy and cheaper polyurethane products are used in light electrical equipment.

        We believe that our competitive strengths in the electrical materials market are our long-standing customer relationships, product reliability and technical performance. Our key products used in heavy electrical and light electrical applications, such as resins, hardeners and auxiliaries, are tested and certified according to industry standards established by Underwriters Laboratories, International Electrotechnical Commission or Cenelec and also to customer-specific requirements. Our main competitors in the electrical insulating materials market segment include Altana, Bakelite, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex, Toshiba Chemical and Vagnone & Boeri.

        Competition in the printed circuit board materials business is based on price, technological innovation and the ability to provide process expertise and customer support. Consolidation among our customers has led to increased pricing pressure. We believe that our competitive strengths are our fully developed technology, our application technology center in Basel, Switzerland and our technology center under construction in Panyu, China, our global presence and long-standing relationships with key customers and OEMs, and the approval of our products by global OEMs. Major competitors of our soldermask business include Atotec, Coates, Cookson, Goo, Peters, Taiyo Ink and Tamura. Major competitors for our liquid resist business include Chung Yu, Eternal and Shipley.

        Structural Composites.    Overview.    A structural composite is made by combining two or more different materials such as fibers, resins and other specialty additives to create a product with enhanced structural properties. Specifically, structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. Our product range comprises basic and advanced epoxy resins, curing agents, other advanced chemicals and additives and formulated polymer systems utilizing a variety of these products used in reinforced structures. The four key target markets for our structural composites are aerospace, industrial (mainly windmill blades for wind power generation and automotive applications), recreational (mainly sports equipment such as skis and tennis racquets) and electronic laminates used to manufacture printed circuit boards. Structural composites continue to be substituted for traditional materials, such as metals and wood, in a wide variety of applications due to their light weight, strength and durability. A key industry trend is the increased emphasis on customer collaboration, especially in the aerospace industry, where consistent quality of products is essential. Customers are increasingly seeking higher performance characteristics (such as improved temperature resistance).

        Market Trends.    We have observed the following significant trends emerging in the markets for our products used in structural composite applications:

        Aerospace:

  •
  We expect composites as a percentage of total aircraft weight to reach their highest level in history with the expected 2005 introduction of the Airbus A380 and to increase with the Boeing 7E7. We believe orders for commercial aircraft are increasing.

  •
  We expect military aerospace spending on composite materials per plane to increase with programs including the F-22 advanced tactical fighter, the C-17 cargo plane, the Eurofighter and the F-35 Joint Strike fighter.

  •
  We believe demand for advanced composites will increase in the growing satellite market.

        Automotive, industrial and recreational:

  •
  Increased use of composites for lighter and more durable automotive, industrial and recreational products should increase demand for our composite resins.

  •
  The reduction of overall costs for finished products should increase the demand for our composite resins.

  •
  Demand is growing in the rapidly developing wind energy generation market.

        Electronic laminates:

  •
  Reduction in the size of boards and components is leading to higher operating temperatures, and the resultant need to remove halogens is favoring our high-performance systems.

  •
  The electronic laminates industry is consolidating and migrating to Asia.

  •
  The return of growth of telecommunications and computing after several years of weakness is driving demand; however, recent weakness in these markets has had a negative impact on demand growth.

        Competition.    Competition in structural composites applications varies but is primarily driven by technology, know-how, applications expertise, formulations expertise, product performance, customer service and customer certification. We believe that our competitive strengths are our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Pricing dynamics differ greatly among the various end-markets, largely due to their differing structures. Pricing in the aerospace market very much reflects the advanced technology and applications know-how which we provide to customers. Pricing is typically more competitive in the industrial and recreational markets due to the more standardized requirements of the end-user market and higher sales volumes compared to those of the aerospace business. Competition in the electrical laminates industry is largely price-driven due to the standard nature of the products supplied, the highly price-sensitive nature of the electronics industry and the ability of customers to source globally. Our competitors in the structural composites business include Bakelite, DIC, Dow, Mitsui, Resolution Performance Products and Sumitomo. In the aerospace business, we compete principally with Mitsui and Sumitomo. Our competitors in the automotive, industrial and recreational business include Resolution Performance Products, Dow and Bakelite. Finally, our competitors in the laminates business include all of these companies as well as NanYa.

        Surface Technologies.    Overview.    Our surface technologies products are used for the protection of steel and concrete substrates, such as floorings, metal furniture and appliances, buildings, linings of storage tanks and food and beverage cans, and the primer coat of automobile bodies and ships, among other applications. Epoxy-based surface coatings are among the most widely used industrial coatings, due to their structural stability and broad application functionality combined with overall economic efficiency. We focus our efforts in coating systems applications in utilizing our applications expertise and broad product range to provide formulated polymer systems to our customers. We believe our range of curing agents, matting agents, accelerators, cross-linkers, reactive diluents and thermoplastic polyamides, together with our basic and advanced epoxy resin compounds, distinguish us in the various end markets for coating systems.

        Market Trends.    Trends in the markets for our various coating systems applications generally are being driven to a great extent by regulation, including the imposition of tougher environmental regulations regarding volatile organic compounds. These regulations have caused coatings manufacturers to seek to replace solvent-based coatings with water-based, high solids, powder and ultraviolet curable coatings. In our major markets for coating systems, we have identified the following significant trends:

  •
  We expect infrastructure projects and renovation to underpin growth in civil engineering applications.

  •
  Customers are requiring curing agents and additives which give superior coating performance, together with ease of use.

  •
  New application segments like powder coating of wood, paper and plastic are driving growth, whereas traditional applications such as domestic appliances and metal furniture are reaching maturity.

  •
  Concentration among manufacturers is increasing.

        Competition.    Competition in coating systems is primarily driven by product performance, service and customer certification. We believe that the competitive strengths of our coating systems business are our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Our major competitors for formulated polymer systems and complex chemicals and additives used in coatings systems are Air Products, Arizona, Bakelite, Cognis, Cray Valley and Degussa.

        Competition in basic liquid and solid epoxy resins is primarily driven by price. There are two major manufacturers of basic epoxy resins used in industrial protective coatings, Dow and Resolution Performance Products. Other participants in this market include Air Products, BASF, Kukdo, Leuna and NanYa. Competition in coating systems is increasingly becoming more global, with trends toward industry consolidation and the emergence of new competitors in Asia. Our competitors are considerably more fragmented in Asia than in Europe and North America.

        Tooling and Modeling Materials.    Overview.    We produce mainly polyurethane-based and epoxy formulated polymer systems used in the production of models, prototypes, patterns, molds and a variety of related products for design, prototyping and short-run manufacture. Our products are used extensively in the automotive, aerospace and industrial markets as productivity tools to quickly and efficiently create accurate prototypes and develop experimental models, and to lower the cost of manufacturing items in limited quantities primarily using computer-aided-design techniques. Our tooling and modeling materials are used because of their strength, resilience, high temperature resistance or dimensional stability coupled with low shrinkage and ease of cure. In applications where ease and speed of processing, size of finished product and low abrasion are more important, polyurethane resins are gaining increasing recognition. We separate the overall tooling and modeling materials market into two distinct groups: standard tooling and modeling materials and stereolithography technology.

        Our standard tooling and modeling materials are polymer-based materials used by craftsmen to make the traditional patterns, molds, models, jigs and fixtures required by the foundry, automotive, ceramics and other such industries. Techniques have evolved with computer-aided-design and modern engineering processes. Customers wishing to produce a model of a design require a rapid method of producing such a model. We provide consumables to be used in high technology machinery made by manufacturers to produce these models. In developing these solutions, we have worked closely with consumers to meet their demands. We are well-placed to drive the development of the market through our strong leadership position and wide breadth of application expertise.

        Stereolithography is a technology that is used to accurately produce physical three-dimensional models directly from computer-aided-design data without cutting, machining or tooling. The models are produced by selectively curing a light-sensitive liquid resin with a laser beam. Stereolithography is the most accurate technology commercially available for producing complex three-dimensional models. Models produced using this technology have a high-quality finish with fine detail. Stereolithography can be used for a variety of applications, including the production of concept models, master models, prototypes used for functional testing, tools and for short-run production parts. We sell our stereolithography products to customers in the aerospace, appliance, automotive, consumer, electronics and medical markets.

        Market Trends.    We have observed the following significant trends emerging in the markets for our tooling and modeling products:

  •
  New computer-aided design applications are eliminating traditional prototyping processes. Computer-aided-design leads to faster and ultimately cheaper production prototyping and tooling.

  •
  New high-end applications are allowing improved quality with cheaper and faster processing opening entirely new fields of activity (e.g., liquid transfer molding).

  •
  Frequent product design changes are driving the demand for our products.

  •
  Metal tools are being replaced with polymer tools in standard solutions.

  •
  Our products with high structural integrity can be used as materials for short production series.

        Competition.    Competition in standard tooling and modeling solutions is based on quality of service, technical solutions, range, competitive prices and prompt supply, including 24-hour delivery if required. This market segment is generally characterized by pricing pressure and intense competition. Competition in stereolithography is driven by the requirement for innovative solutions. We believe that our competitive strength is our broad range of products, which we make available on a global basis, covering all of the needs of both our standard tooling and modeling and stereolithography customers. A few large manufacturers (including Axson, DSM and Sika), as well as many small, local manufacturers provide a limited product range to local regions in the plastic tooling and modeling solutions market but none have our breadth of product offering.

  Sales and Marketing

        We maintain multiple routes to market to service our diverse customer base. These routes to market range from using our own direct sales force to targeted, technically-oriented distribution to mass general distribution. Our direct sales force targets sales and specifications to engineering solutions decision-makers at major customers who purchase significant amounts of products from us. We use technically-oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important to the user of the products to reduce our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

        We conduct the sales activities for our market groups through separate dedicated regional sales forces in the Americas, Europe, Africa and the Middle East ("EAME") and Asia. Our global customers are covered by key account managers who are familiar with the specific requirements of their clients. The management of long-standing customer relationships, some of which are 20 to 30 years old, is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base.

        For our consumer adhesives, we have entered into exclusive branding and distribution arrangements with, for example, Bostik in Europe and Shelleys in Australia. Under these arrangements, our distribution partners fund advertising and sales promotions, negotiate and sell to major retail chains, own inventories and provide store deliveries (and sometimes shelf merchandising) in exchange for a reliable, high-quality supply of Araldite® branded, ready-to-sell packaged products.

  Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME; North and South America; and Asia Pacific. To service our customers efficiently, we maintain 14 manufacturing plants around with the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The table below summarizes the plants that we currently operate:

Location	Description of Facility
Bergkamen, Germany(1)	Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Pamplona, Spain	Resins and Synthesis Facility
McIntosh, Alabama	Resins and Synthesis Facility
Chennai, India(2)	Resins and Synthesis Facility
Bad Saeckingen, Germany(3)	Formulating Facility
Duxford, U.K.	Formulating Facility
Sadat City, Egypt	Formulating Facility
Taboão da Serra, Brazil	Formulating Facility
Panyu, China(3)(4)	Formulating Facility
Kaihsiung, Taiwan(5)	Formulating Facility
East Lansing, Michigan	Formulating Facility
Istanbul, Turkey(3)	Formulating Facility
Los Angeles, California	Formulating Facility

(1)
We shut down our base resin production line at this facility in the first quarter of 2004.

(2)
76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(3)
Leased land and/or building.

(4)
95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(5)
We have announced that we intend to close this facility in 2005.

        Our facilities in Asia are well-positioned to take advantage of the market growth that is expected in this region. Furthermore, we believe that we are the largest producer of epoxy resin compounds in India.

  Raw Materials

        The principal raw materials we purchase for the manufacture of basic and advanced epoxy resins are epichlorohydrin, bisphenol A, tetrabromobisphenol A and BLR. We also purchase amines, polyols, isocyanates, acrylic materials, hardeners and fillers for the production of our formulated polymer systems and complex chemicals and additives. Raw material costs constitute a sizeable percentage of sales for certain applications, particularly surface technologies. We have supply contracts with a number of suppliers, including, for example, Dow. The terms of our supply contracts vary. In general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula based pricing.

        Additionally, we produce some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. We are the third largest producer of BLR in the world. Approximately 50% of the BLR we produce is consumed in the production of our formulated polymer systems. The balance of our BLR is sold as liquid or solid resin in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a substantial proportion of our principal raw material gives us a competitive advantage over other epoxy-based polymer systems formulators, most of whom must buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

        We consume certain amines produced by our Performance Products segment and isocyanates produced by our Polyurethanes segment, which we use to formulate advanced materials products. In some cases, we use tolling arrangements with third parties to convert our Base Chemicals products into certain of our key raw materials.

Performance Products

  General

        Our Performance Products segment is organized around three business groups, performance specialties, performance intermediates, and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties business tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 13% in the last ten years due to strong demand in a number of industrial applications, such as epoxy curing agents, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergent and consumer products applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging, and EO, all of which is consumed internally in the production of our downstream products. We believe we are North America's largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of catalyst used in the manufacture of maleic anhydride. We operate 16 Performance Products manufacturing facilities in North America, Europe and Australia.

        Our Products.    We have the annual capacity to produce approximately 960 million pounds of more than 250 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates and morpholine, the second-largest global producer of ethyleneamines and the third-largest North American producer of ethanolamines. We also produce DGA™ and substituted propylamines. These products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K. and Petfurdo, Hungary. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, solvents and catalysts. Our key amines customers include Akzo, ChevronTexaco, Cognis, Hercules, Monsanto and PPG.

        We have the capacity to produce approximately 2.8 billion pounds of surfactant products annually at our 10 facilities located in North America, Europe and Australia. Our surfactants business is a leading global manufacturer of nonionic, anionic, cationic and amphotenic surfactants products and is characterized by its breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in baby shampoos and other personal care applications. We are also a leading European producer of powder and liquid laundry detergents and other cleaners. In addition, we offer a wide range of surfactants and formulated specialty products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, polymers and coatings. Our key surfactants customers include Ecolab, Huish, L'Oreal, Monsanto, Nufarm, Procter & Gamble and Unilever.

        We are North America's second-largest producer of LAB, with capacity of 400 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We have also developed a process for the manufacture of a higher-molecular-weight LAB product to be used as an additive to lubricants. Our key customers for LAB include Colgate, Henkel, Lubrizol, Procter & Gamble and Unilever.

        We are North America's largest producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We have the capacity to produce approximately 240 million pounds annually at our facility located in Pensacola, Florida. We also own a 50% interest in Sasol-Huntsman GmbH & Co. KG, which owns and operates a facility in Moers, Germany with an annual capacity of 125 million pounds. We supply our catalysts to licensees and to worldwide merchant customers, including supplying catalyst to two of the three other U.S. maleic anhydride producers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, ChevronTexaco, Cook Composites, Dixie, Lubrizol and Reichhold.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Botany, Australia and Port Neches, Texas.

  Industry Overview

        Performance Specialties.    The following table shows the end-market applications for our performance specialties products:

Product Group	Applications
Specialty Amines	liquid soaps; personal care; lubricant and fuel additives; polyurethane foams; fabric softeners; paints and coatings; refinery processing; water treating
Polyetheramines	polyurethane foams and insulation; construction and flooring; paints and coatings; lubricant and fuel additives; adhesives
Ethyleneamines	lubricant and fuel additives; epoxy hardeners; wet strength resins; chelating agents; fungicides
Morpholines/DGA™ and Gas Treating	hydrocarbon processing; construction chemicals; synthetic rubber; water treating; electronics applications; gas treatment and agriculture
Carbonates	lubricant and fuel additives; agriculture; electronics applications; textile treatment
Specialty Surfactants	agricultural herbicides; construction; paper de-inking

        Our performance specialties products are organized around the following end markets: coatings, polymers and resins; process additives; resources, fuels and lubricants; and agrochemicals.

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibiting agent. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling the customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate with movements in underlying raw materials.

        Morpholine/DGA™.    Morpholine and DGA™ are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA™ is primarily used in gas treating, electronics, herbicides and metalworking end-use applications.

        Carbonates.    Ethylene and propylene carbonates are manufactured by reacting EO and PO with carbon dioxide. Carbonates are used as solvents and as reactive diluents in polymer and coating applications. They are also increasingly being used as a photo-resist solvent in the manufacture of printed circuit boards and the production of lithium batteries. Also, propylene carbonates have recently received EPA approval for use as a solvent in certain agricultural applications. We expect these solvents to replace traditional aromatic solvents that are increasingly subject to legislative restrictions and prohibitions.

        Performance Intermediates.    The following table sets forth the end markets for products made in our performance intermediates business:

Product Group	End Markets
Surfactants
Alkoxylates	household detergents; industrial cleaners; anti-fog chemicals for glass; asphalt emulsions; shampoos; polymerization additives; de-emulsifiers for petroleum production
Sulfonates/Sulfates	powdered detergents; liquid detergents; shampoos; body washes; dishwashing liquids; industrial cleaners; emulsion polymerization; concrete superplasticizers; gypsum wallboard
Esters and Derivatives	shampoo; body wash; textile and leather treatment
Nitrogen Derivatives	bleach thickeners; baby shampoo; fabric conditioners; other personal care products
Formulated Blends	household detergents; textile and leather treatment; personal care products; pharmaceutical intermediates
EO/PO Block Co-Polymers	automatic dishwasher detergents
Ethanolamines	wood preservatives; herbicides; construction; gas treatment; metalworking
LAB	consumer detergents; industrial and institutional detergents; synthetic lubricants
EG	polyester fibers and PET bottle resins; antifreeze

        Surfactants.    Surfactants or "surface active agents" are substances that combine a water-soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries

        Demand growth for surfactants is relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with unproved performance characteristics, and as a result life cycles for these consumer end products can often be quite short. This affords considerable opportunity for innovative surfactants manufacturers like us to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags petrochemical price movements. However, pricing in recent years has also been adversely affected by the growing purchasing power of "soapers," such as Procter & Gamble and Unilever. The "big box" stores, such as Wal-mart and Costco have also placed pricing pressure along the surfactant value chain.

        Ethanolamines.    Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP and in the last few years has benefited in particular from the conversion to ethanolamines in the formulation of wood treatment products. We believe the ethanolamine market in North America is tight with industry operating rates currently running in excess of 90% of stated capacity. Despite these high operating rates in ethanolamines, there are no new announced capacity expansions. We expect all producers to evaluate debottlenecking initiatives to meet the expected market demand.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Four major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel, Unilever and Colgate Palmolive. We believe that two thirds of the capacity lies in the hands of seven producers, with two or three major players in each of the three regional markets. Although the North American market for LAB is mature, we expect the South American market to grow as detergent demand grows at a faster rate than in more developed countries. We expect any excess LAB capacity in North America to be sold into the growing South American markets.

        For several years through 2002, our LAB business benefited from a market environment where the supply/demand balance for LAB in the Americas was favorable for producers and prices for alternate products had not been very competitive. From a competition perspective, compounds derived from alcohol and its derivatives can be used in place of LAB in certain detergent formulations. In the past several years, a significant amount of new alcohol production capacity has come on stream resulting in lower prices for these alcohol-based compounds. As a result, LAB has become less attractive to buyers who have the option to formulate their products with either of these two raw materials and as a result, margins for LAB producers have come under pressure.

        EG.    We consume our internally produced EO to produce three types of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze end markets. EG is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers.

        Maleic Anhydride and Licensing.    The following table sets forth the end markets for products made in our maleic anhydride business:

Product Group	End Markets
Maleic anhydride	boat hulls; automotive; construction; lubricant and fuel additives; countertops; agrochemicals; paper; and food additives
Maleic anhydride catalyst and technology licensing	maleic anhydride and BDO manufacturers

        Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 57% of U.S. maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial, and residential construction products.

        Our maleic anhydride technology is a proprietary fixed bed process with solvent recovery and is characterized by low butane consumption and an energy-efficient, high-percentage-recovery solvent recovery system. This process competes against two other processes, the fluid bed process and the fixed bed process with water recovery. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which include PO, butadiene and acetylene as feedstocks. As a result, the growth in demand for BDO has resulted in increased demand for our maleic anhydride technology.

        Total U.S. demand for maleic anhydride is approximately 525 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand can be cyclical. Pricing for maleic anhydride in North America over the past several years has been stable. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

  Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our marketing group, which has extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        Our performance specialties businesses are organized around end-use market applications, such as coatings, polymers and resins and agrochemical. In these end uses, our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for on-going differentiation in our development activities with our customers. Our performance intermediates and maleic anhydride businesses organize their marketing efforts around their products and geographic regions served. We also provide extensive pre-and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies.

        In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end use customers who cannot cost effectively be served by our direct sales forces.

  Manufacturing and Operations

        Our Performance Products segment has the capacity to produce approximately 6.5 billion pounds annually of a wide variety of specialty, intermediate and commodity products and formulations at 16 manufacturing locations in North America, Europe and Australia.

        These production capacities are as follows:

	Current capacity
Product Area	North America	Europe		Australia	Total
	(millions of pounds)
Performance Specialties
Amines	415	130	(1)		545
Specialty surfactants	100	100		100	300
Carbonates	75				75
Performance Intermediates
EO	1,000			100	1,100
EG	890			55	945
Surfactants	860	1,590			2,450
Ethanolamines	340				340
LAB	400				400
Maleic anhydride	240	125	(2)		365

(1)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, Netherlands facility by way of a long-term tolling arrangement.

(2)
Represents total capacity of a facility owned by Sasol-Huntsman GmbH & Co. KG, of which we own a 50% interest and Sasol owns the remaining 50% interest.

        Our surfactants and amines facilities are located globally, with broad capabilities in amination, sulfonation and ethoxylation. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation.

        Our primary EO, EG and ethanolamines facilities are located in Port Neches, Texas and adjacent to the olefins facility operated by our Base Chemicals segment, which results in a stable, cost-effective source of raw material for these ethylene derivatives. The Port Neches, Texas facility also benefits from extensive logistics infrastructure, which allows for efficient sourcing of other raw materials and distribution of finished products.

        Our LAB facility in Chocolate Bayou, Texas and our maleic anhydride facility in Pensacola, Florida are both located within large, integrated petrochemical manufacturing complexes operated by Solutia. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations.

        We have recently announced our intention to restructure our European surfactants business. This restructuring is expected to result in a significant downsizing of our Whitehaven, U.K. facility. This downsizing, along with actions at other European facilities, is expected to result in the reduction of approximately 320 employees throughout Europe over the next 15 months.

  Raw Materials

        We currently use approximately 850 million pounds of ethylene produced each year at our Port Arthur and Port Neches, Texas facilities in the production of EO and ethyleneamines. We consume all of our EO in the manufacture of our EG, surfactants and amines products. We also use internally produced PO and DEG in the manufacture of these products.

        In addition to internally produced raw materials, our performance specialties business purchases over 250 compounds in varying quantities, the largest of which includes ethylene dichloride, caustic soda, synthetic alcohols, paraffin, nonyl phenol, ammonia, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

        In our performance intermediates business, our primary raw materials, in addition to internally produced and third-party sourced EO, are synthetic and natural alcohols, paraffin, benzene and nonyl phenol. All of these raw materials are widely available in the merchant market at competitive prices.

        Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge. Our maleic anhydride catalyst is toll-manufactured by Engelhard under a long-term contract according to our proprietary methods.

  Competition

        In our performance specialties business, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, and Akzo. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price.

        There are numerous global producers of many of our performance intermediates products. Our main competitors include global companies such as Dow, Sasol, BASF, Petresa, Equistar, Shell, Cognis, Stepan and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

        In our maleic anhydride business, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Koch, Ashland, Lonza and BASF. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst business include Scientific Design and BP. In our maleic anhydride technology licensing business, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

Pigments

  General

        We are a leading global manufacturer and marketer of titanium dioxide, which is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, fibers and ceramics. The global titanium dioxide market is characterized by a small number of large, global producers. We operate eight chloride-based and sulfate-based titanium dioxide manufacturing facilities located in North America, Europe, Asia and Africa.

        We offer an extensive range of products that are sold worldwide to approximately 1,500 customers in all major titanium dioxide end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our Pigments segment to service local customers, as well as global customers that require delivery to more than one location. Our diverse customer base includes Ampacet, A. Schulman, Akzo Nobel, Atofina, BASF, Cabot, Clariant, ICI, Jotun and PolyOne. Our pigments business has an aggregate annual nameplate capacity of approximately 550,000 tonnes at our eight production facilities. Five of our titanium dioxide manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operation consists of a 50% interest in a manufacturing joint venture with Kronos Worldwide, Inc.

        Our Pigments segment is focused on cost control and productivity. In July 2004, we idled 15,000 tonnes of nameplate capacity at our Umbogintwini, South Africa facility, and in November 2004 we idled 40,000 tonnes of nameplate capacity at our Grimsby, U.K. facility, which together represent about 10% of our total titanium dioxide production capacity. Through these closures and other cost saving measures, we will improve our cost position and enhance our ability to compete in the global marketplace. Our other cost saving measures include the optimization of the geographic distribution of our sales, the consolidation of back-office functions and the continued reduction of our fixed and variable costs at each of our manufacturing facilities.

  Industry Overview

        Historically, global titanium dioxide demand growth rates tend to closely track global GDP growth rates. However, the demand growth rate and its relationship with the GDP growth rate varies by region. Developed markets such as the U.S. and Western Europe exhibit higher absolute consumption but lower demand growth rates, while emerging markets such as Asia exhibit much higher demand growth rates. The titanium dioxide industry experiences some seasonality in its sales because paint sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. Most recent capacity additions have employed the chloride process technology and, currently, we believe that the chloride process accounts for approximately 70% of global production capacity. However, the global distribution of sulfate- and chloride-based titanium dioxide capacity varies by region, with the sulfate process being predominant in Europe, our primary market. The chloride process is the predominant process used in North America, and both processes are used in Asia. While most end-use applications can use pigments produced by either process, market preferences typically favor products that are locally available. We believe the chloride and sulfate manufacturing processes compete effectively in the marketplace.

        The global titanium dioxide market is characterized by a small number of large global producers. The titanium dioxide industry currently has five major producers. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks and efficiency improvements. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Because pricing in the industry is driven primarily by supply/demand balance, prices have tended to be driven down by lower capacity utilization during periods of weak demand. The last major greenfield titanium dioxide capacity addition was in 1994. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we do not expect significant additional greenfield capacity in the near future.

        We believe that demand has recovered in 2004. In addition, capacity additions have been limited. These factors have resulted in higher industry operating rates and lower inventory levels.

  Sales and Marketing

        Approximately 85% of our titanium dioxide sales are made through our direct sales and technical services network, enabling us to cooperate more closely with our customers and to respond to our increasingly global customer base. Our concentrated sales effort and local manufacturing presence have allowed us to achieve our leading market shares in a number of the countries where we manufacture titanium dioxide.

        In addition, we have focused on marketing products to higher growth industries. For example, we believe that our pigments business is well-positioned to benefit from the projected growth in the plastics sector which, we expect to grow faster than the overall titanium dioxide market over the next several years.

  Manufacturing and Operations

        Our pigments business has eight manufacturing sites in seven countries with a total capacity of approximately 550,000 tonnes per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe. The following table presents information regarding our titanium dioxide facilities:

Region	Site	Annual Capacity	Process
		(tonnes)
Western Europe	Greatham, U.K.	100,000	Chloride
	Calais, France	95,000	Sulfate
	Huelva, Spain	80,000	Sulfate
	Scarlino, Italy	80,000	Sulfate
	Grimsby, U.K.(1)	40,000	Sulfate
North America	Lake Charles, Louisiana(2)	70,000	Chloride
Asia	Teluk Kalung, Malaysia	60,000	Sulfate
Southern Africa	Umbogintwini, South Africa(3)	25,000	Sulfate

Total		550,000

(1)
Reflects the idling of 40,000 tonnes of nameplate capacity at our Grimsby, U.K. facility in November 2004.

(2)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos Worldwide. The capacity shown reflects our 50% interest in Louisiana Pigment Company L.P.

(3)
Reflects the idling of 15,000 tonnes of nameplate capacity at our Umbogintwini, South Africa facility in July 2004.

        We are well positioned to implement a number of low cost expansions of our Greatham, U.K. and Huelva, Spain plants. We are also well positioned to selectively invest in new plant capacity based upon our ICON chloride technology. ICON technology allows for the construction of new capacity with world-scale economics at a minimum nameplate size of 65,000 tonnes. We believe competing chloride technologies typically require a minimum capacity of 100,000 tonnes to achieve comparable economics. Our chloride additions can be more easily absorbed into the market, which provides higher investment returns than larger capacity additions.

  Joint Ventures

        We own a 50% interest in Louisiana Pigment Company L.P., a manufacturing joint venture located in Lake Charles, Louisiana. The remaining 50% interest is held by our joint venture partner, Kronos Worldwide. We share production offtake and operating costs of the plant equally with Kronos Worldwide, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation.

  Raw Materials

        The primary raw materials used to produce titanium dioxide are titanium-bearing ores. We purchase the majority of our ore under long-term supply contracts with a number of ore suppliers. The majority of titanium-bearing ores are sourced from Australia, South Africa and Canada. Ore accounts for approximately 40% of pigment variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 25% of our variable manufacturing costs.

        The world market for titanium-bearing ores is dominated by Rio Tinto and Iluka, which account for approximately 55% of global supply. Both companies produce a range of ores for use in chloride and sulfate processes. We purchase approximately 75% of our ore from these two producers. New players, such as Taicor in South Africa and VV Minerals in India, have recently entered the market, however, creating an oversupply of most products. Consequently, the price of most titanium-bearing ores has declined in the last five years, and the ability of major producers to control prices has diminished. Given the small number of suppliers and end-users of titanium-bearing ores, we typically enter into longer-term supply agreements with beneficial terms. Approximately 80% of our ore purchases are made under agreements with terms of three to five years.

        Titanium dioxide producers extract titanium from ores and process it into pigmentary titanium dioxide using either the chloride or sulfate process. Once an intermediate titanium dioxide pigment has been produced, it is "finished" into a product with specific performance characteristics for particular end-use applications. The finishing process is common to both the sulfate and chloride processes and is a major determinant of the final product's performance characteristics.

        The sulfate process generally uses less-refined ores that are cheaper to purchase but produce more co-product than the chloride process. Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our pigments business. We sell over 50% of the co-products generated by our business.

  Competition

        The global markets in which our pigments business operates are highly competitive. Competition is based primarily on price. In addition, we also compete on the basis of product quality and service. The major global producers against whom we compete are DuPont, Kerr McGee, Kronos and Lyondell. We believe that our competitive product offerings, combined with our presence in numerous local markets, makes us an effective competitor in the global market, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

Polymers

  General

        We manufacture and market polypropylene, polyethylene, EPS, EPS packaging and APAO. We consume internally produced and third-party-sourced base petrochemicals, including ethylene and propylene, as our primary raw materials in the manufacture of these products. In our polyethylene, APAO and certain of our polypropylene product lines, we pursue a targeted marketing strategy by focusing on those customers and end use applications that require customized polymer formulations. We produce these products at our smaller and more flexible Polymers manufacturing facilities and generally sell them at premium prices. In our other product lines, including the balance of our polypropylene, EPS and EPS packaging, we maintain leading regional market positions and operate cost-competitive manufacturing facilities. We operate six primary Polymers manufacturing facilities in North America and Australia. We are expanding the geographic scope of our polyethylene business and improving the integration of our European Base Chemicals business through the construction of an integrated, low-cost, world-scale LDPE plant to be located adjacent to our existing olefins facility in Wilton, U.K. Upon completion of this facility, which we expect will occur in late 2007, we will consume approximately 50% of the output from our U.K. ethylene unit in the production of LDPE.

  Our Products

        We have the capacity to produce approximately 430 million pounds of LDPE and 270 million pounds of LLDPE annually at our integrated Odessa, Texas facility. Our polyethylene customer base includes Ashland, Pliant and Sealed Air.

        We produce a variety of grades of LDPE using both the tubular and autoclave processes. Many of the resins are designed to meet specific requirements of particular end users. Various types of conversion equipment, including extension coating, blown and cast film extrusion, injection and blow molding, and other proprietary methods of extrusion, use these differentiated polyethylene resins to provide high clarity, durability and sealability performance characteristics. Liner grade (general-purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. We participate in both market areas, but concentrate our efforts primarily in more differentiated areas.

        Our LLDPE products contain octene copolymers and are sold into applications that require high performance properties such as strength, clarity, processability, and contains few resin imperfections (low gel). These products are used in wide variety of applications such as high performance flexible packaging, high clarity shrink films, barrier films, medical, artificial turf, and irrigation tubing. With our higher-performing product line, we compete with a limited number of competitors on the basis of product performance, and to a lesser extent, price.

        We have the capacity to produce approximately 1 billion pounds of polypropylene annually at three production facilities: Longview, Texas with a capacity of approximately 720 million pounds per year; Marysville, Michigan with a capacity of approximately 185 million pounds per year; and Odessa, Texas with a capacity of approximately 120 million pounds per year. Our polypropylene customer base includes Advanced Composites, Ashland, Kerr, PolyOne and Precise Technologies.

        We employ a variety of technologies to produce different grades of polypropylene, allowing us to participate in a wide range of polypropylene applications. We provide product solutions to processors and OEMs that require special or unique formulations or characteristics. Our products are used extensively in medical applications, caps and closures, higher value automotive parts, consumer durables, and furniture. Our in-reactor TPO products produced at our Marysville, Michigan facility have replaced more expensive compounded plastics. Our Odessa, Texas facility produces grades of polypropylene utilized for medical applications, specialty films and sheets and electronics packaging. These applications have allowed us to realize substantial premium prices over commodity polypropylene.

        We have the capacity to produce approximately 95 million pounds of Rextac® APAO annually at our facility in Odessa, Texas. We are one of only two on-purpose producers of APAO in the U.S. Rextac® APAO is a proprietary, patented, low molecular weight, amorphous material that utilizes polypropylene as its primary raw material. It is used extensively in roofing materials, hot melt adhesives, laminations and wire and cable coatings. Our products are sold primarily in the U.S., although we also participate in the rapidly growing Asian market. Our APAO customer base includes Firestone Building Products, Kimberly-Clark and Johns Manville.

        We have the capacity to produce approximately 250 million pounds of EPS annually at our facilities in North America and Australia. We sell into the construction industry, where the product is used for insulation, and into the small but rapidly growing insulated concrete form business. The products also are used in electronics and produce packaging applications. Our specialty grades include R-mer™ rubber modified EPS, fire retardant grades and low-pentane formulations. Our EPS customer base includes Aptco, Cellofoam, Life Like Products and Premier Industries.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a world-scale polyethylene production facility. While we export approximately one-third of our ethylene production each year from Wilton, U.K. to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating position and extensive petrochemical infrastructure and logistics at the Wilton site. The announced LDPE facility is planned to have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost approximately $330 million to construct. A grant of approximately $30 million has been awarded by the U.K. government, leaving a cost of $300 million to be borne by us. The facility is expected be operational in late 2007.

  Industry Overview

        Polymers markets are global commodity markets. Demand for polymers tends to be less susceptible to economic cycles than some of our base petrochemicals, as the products are generally sold into the packaging and consumer markets. Demand for LLDPE, which represents the growth segment of the polyethylene sector, and polypropylene has grown at rates well in excess of GDP growth as these products have replaced other polymers and materials (including wood, paper, glass and aluminum) due to their superior performance characteristics. Our polymers are subject to fluctuations in price as a result of supply and demand imbalances and feedstock price movements.

        Competition is based on price, product performance, product quality, product deliverability and customer service. Polymers profitability is affected by the worldwide level of demand for polymers, along with vigorous price competition that may result from, among other things, new domestic and foreign industry capacity. In general, demand is a function of economic growth in the U.S., Europe and elsewhere around the world.

        Polypropylene is one of the most versatile and among the fastest growing of the major polymers. Polypropylene is used in a wide variety of applications including toys, housewares, bottle caps, outdoor furniture, utensils and packaging film. Although polypropylene comes in many formulations, there are three basic grades: homopolymers (derived from the polymerization of propylene), random copolymers (derived from the polymerization of propylene and a small amount of ethylene), and impact copolymers (derived by first polymerizing propylene and then adding a small amount of polymerized ethylene). Polypropylene is rising in popularity relative to other higher cost polymers due to its overall product performance and its relatively low cost of production. Different polypropylene formulations are custom manufactured with a variety of characteristics to accommodate end users. These characteristics include high stiffness, dimensional stability, low moisture absorption, good electrical insulation and optical properties and resistance to acids, alkalis and solvents. New applications have accounted for significant growth in the past decade in areas such as polypropylene film and automotive parts for the replacement of heavier, more expensive materials.

        Polyethylene represents by sales volume the most widely produced thermoplastic resin in the world. There are two basic grades of polyethylene resin, high density and low density. Within low density, there is a further differentiation between LDPE and LLDPE. LDPE is used in a wide variety of applications, including film packaging, molded furniture, toys, wire and cable insulation. While LLDPE is used in many of the same applications as LDPE, it is also used in caps and closures, stretch and shrink binding films and heavy duty shipping sacks due to its high strength characteristics. LLDPE and LDPE are used in a wide variety of industrial and consumer applications, the largest of which is the film market. Flexible films are used in food and consumer packaging, medical applications and wrap film. Liner grade (general purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price.

        EPS serves two primary end markets: the "block" EPS market and the "shape" EPS market. Block EPS is used largely by the construction industry and shape EPS is used largely in packaging applications. Historically, EPS has not been traded as an international commodity. As a result, we believe EPS prices have generally been significantly less volatile than those of other petrochemicals. Producers typically maintain strong links to the approximate 400 domestic molders, leading to product differentiation and customization for clients. Molders are typically small, privately held companies that rely on strong supplier relationships.

  Sales and Marketing

        Our polymers business markets over 85% of its products through a direct, salaried sales force. Our sales force is organized by product line and by geographic region. We also utilize distributors to market certain of our products to smaller customers. Due to the diversity of products, technologies, and grades, we are able to compete across a broad range of markets without relying upon a few large customers. Approximately 6% of our polymers sales are channeled through two large distributors, which market to many small customers. No one customer constitutes more than 3% of sales.

  Manufacturing and Operations

        We have the capacity to produce approximately 2.3 billion pounds of polymers at our six plants located in North America and Australia.

        Information regarding these facilities is set forth in the following chart:

	Odessa, Texas	Longview, Texas	Marysville, Michigan	Peru, Illinois	Mansonville Quebec,	West Footscray, Australia	Total
	(millions of pounds)
Ethylene	800						800
Propylene	300						300
LDPE	430						430
LLDPE	270						270
Polypropylene	120	720	185				1,025
APAO	95						95
EPS				185	40	25	250
Styrene						250	250

        Our Odessa, Texas olefins plant produces both ethylene and propylene. Ethylene is transferred to LDPE and LLDPE for polymerization, and is also utilized in polypropylene and APAO copolymer production. Ethylene capacity is greater than current polymer capacity. To maximize ethylene production, we produce cryogenic ethylene and sell it via tank car to customers without pipeline access. There are only two significant sellers of liquid ethylene, Sunoco and ourselves. This product is sold at a significant premium to market pricing for pipeline delivered ethylene.

        Our Longview, Texas facility is among the newest, most technologically advanced and lowest cost facilities in North America. Incorporating the UNIPOL® gas phase production technology, this facility has the capability to produce a broad range of polypropylene grades. This facility is connected by pipeline to the Mont Belvieu, Texas propylene supply grid and has recently added railcar unloading infrastructure, giving it maximum raw material supply flexibility.

        Our Marysville, Michigan facility's technology is ideally suited to produce special grades of co-polymer polypropylene. This technology allows the plant to produce higher value TPOs, which are used extensively in high-value specialty-automotive applications.

        Our Peru, Illinois EPS facility is one of the world's largest EPS production facilities, with five reactors. The use of our proprietary one-step EPS production technology keeps production costs at the Peru facility among the lowest in the industry. Our Mansonville, Quebec EPS plant is a smaller plant with three reactors. The EPS is used primarily to produce packaging, which has historically been a premium market.

        Our West Footscray, Australia facility, located near Melbourne, is Australia's only producer of styrene and EPS. We also produce phenolic and polyester resins and, in a 50% joint venture with Dow, polystyrene. We also own Australia's largest EPS/EPP molding business, with seven operations around the country.

  Raw Materials

        Our Odessa, Texas facility has access to numerous sources of NGL feedstocks. We operate a feedstock fractionator which separates ethane from other feedstock streams for use in our olefins unit.

        Propylene is the most significant raw material used in the production of polypropylene. At our Longview, Texas and Marysville, Michigan sites we purchase chemical-grade propylene from third parties.

        The primary raw material in the production of EPS is styrene. We purchase styrene for our Peru, Illinois and Mansonville, Quebec facilities at market price from unaffiliated third parties.

  Competition

        In 2004, there were approximately nine domestic producers of LDPE resins, either as LDPE or as LLDPE. The five largest domestic producers of both LDPE and LLDPE in 2004 were ExxonMobil, Dow, Equistar, Westlake and ChevronPhillips.

        There are currently 14 U.S. producers of polypropylene, operating 24 plants. The largest producer and marketer is ExxonMobil, followed by BP, Basell and Atofina. We are the eighth-largest U.S. producer of polypropylene.

        There are ten producers of EPS in North America. We are the second-largest producer of EPS in North America. The other major EPS producers are BASF, NOVA Chemicals, Polioles SA and Styrochem.

Base Chemicals

  General

        We are a highly integrated North American and European producer of olefins and aromatics. We consume a substantial portion of our Base Chemicals products, such as ethylene, propylene and benzene, in our Performance Products and Polyurethanes segments. We believe this integration leads to higher operating rates for our Base Chemical assets, improved reliability of raw material supply for our other segments and reduced logistics and transportation costs. We operate four Base Chemicals manufacturing facilities located on the Texas Gulf Coast and in northeast England. These facilities are equipped to process a variety of oil- and natural gas-based feedstocks and benefit from their close proximity to multiple sources of these raw materials. This flexibility allows us to optimize our operating costs. These facilities also benefit from extensive underground storage capacity and logistics infrastructure, including pipelines, deepwater jetties and ethylene liquefaction facilities.

  Olefins

        In the U.S., we produce ethylene and propylene at our Port Arthur and Port Neches, Texas olefins manufacturing facilities. The Port Arthur steam cracker has the capacity to produce approximately 1.4 billion pounds of ethylene and approximately 800 million pounds of propylene per year and has the capability to process both light and heavy feedstock, giving us the opportunity to maximize profitability with an optimal selection of raw materials. The Port Neches facility has the capacity to produce approximately 400 million pounds of ethylene and approximately 400 million pounds of propylene per year and has the capability to process ethane and propane and to recover ethylene and propylene from refinery off-gas. Ethylene production at our Port Neches facility was idled in June 2001 and has been recently restarted, with full production beginning in the fourth quarter of 2004. Substantial portions of our ethylene and propylene are used downstream in our Performance Products and Polyurethanes segments.

        We believe that our olefins facility at Wilton, U.K. is one of Europe's largest single-site and lowest cost olefins facilities. Our Wilton facility has the capacity to produce approximately 1.9 billion pounds of ethylene, 880 million pounds of propylene and 225 million pounds of butadiene per year. The Wilton olefins facility benefits from its North Sea location and significant feedstock flexibility, which allows for processing of naphthas, condensates and NGLs. In addition, the facility benefits from extensive underground storage capacity and logistics infrastructure, including pipelines, deepwater jetties and ethylene liquefaction facilities.

        We are among the largest U.S. producers of butadiene with annual capacity of approximately 900 million pounds. We sell all the butadiene we produce to several large consumers, including Bayer, Bridgestone/Firestone, Invista and Goodyear, who process it further into products such as synthetic rubber for tires, fiber for nylon carpet and foam for carpet backing. Feedstock for our large U.S. butadiene plant includes all of the crude butadiene produced as a byproduct in our olefins unit and crude butadiene purchased on long-term contracts from other olefin producers. Our U.S. butadiene production facility is located in close proximity to a number of our customers' plant locations, allowing us to connect to these customers by pipelines. Our smaller U.K. butadiene facility mainly processes our byproduct mixed C4s butadiene and ships this product almost entirely to customers located in the U.K.; however, butadiene from this facility is also shipped to customers which are primarily located in the U.K., but also to Europe and the U.S.

  Aromatics

        We are among the largest U.S. producers of cyclohexane and have the capacity to produce approximately 630 million pounds of cyclohexane annually at our Port Arthur, Texas facility. Virtually all cyclohexane is converted to other intermediate chemicals used to produce Nylon 6 and Nylon 6,6 synthetic fibers and resins. The nylon fibers are used to manufacture products such as hosiery, upholstery, carpet and tire cord, and the resins are used in engineered plastic applications. The Port Arthur facility extracts benzene from byproduct streams produced by our olefins facility. We also purchase byproduct streams from neighboring facilities.

        We produce aromatics in Europe at our two integrated manufacturing facilities located in Wilton, U.K. and North Tees, U.K. We are a leading European producer of cyclohexane with 725 million pounds of annual capacity, a leading producer of paraxylene with 800 million pounds of annual capacity and are among Europe's larger producers of benzene with 1,200 million pounds of annual capacity. We use most of the benzene produced by our aromatics operations internally in the production of nitrobenzene for our Polyurethanes business and for the production of cyclohexane. The balance of our European aromatics production is sold to several key customers.

        We also have the capacity to produce approximately 160 million gallons of MTBE annually at our Port Neches, Texas facility. In 2004, we produced approximately 123 million gallons of MTBE from the conversion of byproduct isobutylenes that we extracted from our unit and neighboring refineries. MTBE is blended into gasoline as an octane enhancer and as an oxygenate, which reduces carbon monoxide and other harmful motor vehicle emissions. See "—Environmental, Health and Safety Matters—MTBE Developments."

  Industry Overview

        Petrochemical markets are global commodity markets. However, the olefins market is subject to some regional price differences due to the more limited inter-regional trade resulting from the high costs of product transportation. The global petrochemicals market is cyclical and is subject to pricing swings due to supply and demand imbalances, feedstock prices (primarily driven by crude oil and natural gas prices) and general economic conditions.

        The olefins markets in both North America and Western Europe are supplied by numerous producers, none of whom has a dominant position in terms of its share of production capacity. Major producers include BP, Dow, Equistar, ExxonMobil, Sabic and Shell.

        The aromatics market, which is primarily composed of cyclohexane, benzene and paraxylene, is characterized by several major producers, including BP, ChevronPhillips, Dow, ExxonMobil and Shell. We believe the global markets for most aromatics products have recently recovered from the cyclical lows experienced over the last several years as demand has increased due to recent growth in demand for certain derivative products, including polyester fibers and PET packaging resins. Also, new capacity additions have been limited, which has resulted in higher industry operating rates.

  Sales and Marketing

        In recent years, our sales and marketing efforts have focused on developing long-term contracts with customers to operate our facilities at maximum rates, while maintaining very low selling expenses and administration costs. In 2004, over 81% and 83% of our external primary petrochemicals sales volume in North America and Europe, respectively, was made under contracts of a year or more. In addition, we delivered over 78% and 52% of our primary external petrochemical products volume in North America and Europe, respectively, in 2004 by pipeline. Major aromatics customers include BASF, Bayer, Dupont SA, Invista, Rhodia and Solutia. Major olefins customers include BP, Dow, DuPont, EVC, Nova, Shell and Solvay.

        In North America, we benefit from our pipeline system that extends over 600 miles, which we use to transport feedstocks and intermediate and finished products. In the U.K., we own or have access to major pipeline systems connecting our plants to our customers. Our finished product pipelines allow us to ship ethylene, propylene and butadiene directly to our customers at very low cost. Addition of new pipeline connections represents a significant barrier to potential competitors. We believe that the wide coverage of our pipeline system, coupled with the proximity of both customers and suppliers, gives us a competitive advantage both in receiving raw materials and in delivering ethylene and propylene to our key customers.

  Manufacturing and Operations

        The annual production capacities of our olefins and aromatics facilities is set forth below:

	Port Arthur, Texas	Port Neches, Texas		Odessa, Texas(1)	Wilton, U.K.	North Tees, U.K.	Total
	(millions of pounds)
Ethylene	1,400	400	(2)	800	1,900		4,500
Propylene	800	400	(2)	300	880		2,380
Butadiene		900			225		1,125
Paraxylene					800		800
Benzene	480					1,200	1,680
Cyclohexane	630					725	1,355
MTBE(3)		160					160

(1)
Our Odessa, Texas olefins unit primarily provides raw materials for our Polymers segment. As such, the operations of this unit are accounted for in the Polymers segment. See "—Polymers—Manufacturing and Operations" and "—Polymers—Raw Materials."

(2)
Our Port Neches, Texas olefins plant was idled in June 2001 and has been recently restarted with full production beginning in the fourth quarter of 2004.

(3)
Millions of gallons.

  Raw Materials

        The primary raw materials that we use as feedstocks in our Base Chemicals business are hydrocarbons produced as byproducts of the refining crude oil and natural gas, such as ethane, propane and butane. These materials are actively traded on the spot and futures markets and are readily available from multiple sources. We benefit from our locations in Texas, where we neighbor Mont Belvieu, which is a hub for the distribution of these feedstocks, and in the U.K., where we are able to take advantage of our pipeline system and our proximity to refineries located near the North Sea.

        In the U.S., pipelines allow us to transport liquid hydrocarbon feedstocks from Mont Belvieu, Texas to our Port Arthur and Port Neches facilities. We are tied into the extensive industry pipeline grid for receipt of natural gases and NGLs, and have dock and tank facilities for receipt of feedstocks by tanker and barge.

        Our North Tees facility, situated on the northeast coast of England, is near a substantial supply of oil, natural gas and chemical feedstocks. Due to our location at North Tees, we have the option to purchase feedstocks from a variety of sources. However, we have elected to procure the majority of our naphtha, condensates and NGLs from local producers as they have been the most economical sources. In order to secure the optimal mix of the required quality and type of feedstock for our petrochemical operations at fully competitive prices, we regularly engage in the purchase and sale of feedstocks.

  Competition

        The markets in which our base chemicals business operates are highly competitive. Our competitors in the olefins and aromatics business include BP, Dow, Equistar, ExxonMobil, Sabic and Shell. While the market for most of these products is global, prices tend to be set regionally. These industries are characterized by companies that have large market shares in specific regions. The primary factors for competition in this business are price, reliability of supply and customer service. The technology used in these businesses is mature and widely available.

Research and Development

        On a historical basis, for the years ended December 31, 2004, 2003 and 2002, we spent $83.0 million, $65.6 million and $23.8 million, respectively, on research and development of our products.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are currently located in Austin, Texas and Everberg, Belgium. Other regional development/technical service centers are located in Odessa, Texas (polymers); Billingham, England (pigments); Auburn Hills, Michigan (polymers and polyurethanes for the automotive industry); West Deptford, New Jersey, Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Ascot Vale, Australia and Oldbury, U.K. (surfactants), and Port Neches, Texas and Wilton, U.K. for process engineering support. We have announced that we intend to close our Austin facility in mid-2005 and our West Deptford and Oldbury facilities in late 2005. We intend to relocate the research and development capabilities of the Austin and West Deptford facilities to a new research and development center in The Woodlands, Texas that we expect to open in 2005.

        We have leading technology positions, which contribute to our status as a low cost producer. Coordinated research, engineering and manufacturing activities across production and research and development locations facilitate these low cost positions.

Intellectual Property Rights

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 638 unexpired U.S. patents, approximately 148 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 3,667 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. There can be no assurance, however, that confidentiality agreements into which we enter and have entered will not be breached, that they will provide meaningful protection for our trade secrets or proprietary know-how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, there can be no assurance that others will not obtain knowledge of these trade secrets through independent development or other access by legal means.

        In addition to our own patents and patent applications and proprietary trade secrets and know-how, we are a party to certain licensing arrangements and other agreements authorizing us to use trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. We also have licensed or sub-licensed intellectual property rights to third parties.

        We have associated brand names with a number of our products, and we have approximately 139 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,318 foreign counterparts, including both registrations and applications for registration. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

Employees

        As of December 31, 2004, we employed approximately 11,300 people in our operations around the world. Approximately 3,200 of these employees are located in the U.S., while approximately 8,100 are located in other countries. We believe our relations with our employees are good.

Environmental, Health and Safety Matters

  General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

  Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2004, 2003 and 2002, our capital expenditures for EHS matters totaled $55.4 million, $47.8 million and $30.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters and unasserted claims. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our results of operations, financial position or liquidity.

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. As of December 31, 2004, we have paid $1.8 million toward the penalty and $375,000 for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of our plants, alleged nuisance odors, and alleged upset air emissions. We have investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $9,300 for the alleged nuisance odor violations, $174,219 for the alleged upset violations and $83,250 for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

        Our subsidiary Huntsman Advanced Materials (U.K.) Ltd is tentatively scheduled to appear in Magistrates Court in the U.K. in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arise from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at the Duxford, U.K. Advanced Materials facility between November 2002 and January 2003. We believe that some or all of the alleged violations arise from conduct by a third party contractor occurring before we assumed responsibility for the Duxford facility. Our subsidiary has been in discussions with the prosecution in an effort to settle this matter. As a result, our subsidiary has entered pleas of guilty to two of the five charges, and the prosecution has agreed to drop the remaining three. We expect that a monetary fine will be imposed with regard to the two charges on which pleas were entered. Based on penalties imposed in the United Kingdom for similar alleged violations by other companies, we do not believe this matter will result in the imposition of costs material to our results of operations, financial position or liquidity.

        By letter dated November 29, 2004, the TCEQ notified us that it intends to pursue an enforcement action as a result of approximately 25 separate upset emission events occurring at our Port Arthur facility between August 2003 and September 2004. TCEQ alleges that each upset event is a separate violation of its air emission rules. TCEQ has not yet proposed a penalty associated with these alleged violations. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See "—Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

  Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. For example, our Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these Advanced Materials sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of December 31, 2004. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third-party claims to result in material liability to us.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which we did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $35.1 million and $34.9 million for environmental liabilities as of December 31, 2004 and 2003, respectively. Of these amounts, approximately $7.7 million and $8.6 million are classified as accrued liabilities on our consolidated balance sheets as of December 31, 2004 and 2003, respectively, and approximately $27.4 million and $26.3 million are classified as other noncurrent liabilities on our consolidated balance sheets as of December 31, 2004 and 2003, respectively. These accruals include approximately $13.9 million and $6.5 million, respectively, for environmental remediation liabilities. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such losses.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

  MTBE Developments

        The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states as of January 1, 2004. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of several years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for our MTBE and in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations, financial position or liquidity.

Available Information

        We maintain an Internet website at http://www.huntsman.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we file this material with the SEC. We also provide electronic or paper copies of our SEC filings free of charge upon request.

ITEM 2. PROPERTIES

        We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we currently believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
Salt Lake City, Utah	—	Executive Offices
The Woodlands, Texas(1)	—	Operating Headquarters
Geismar, Louisiana(2)	Polyurethanes	MDI, TDI, Nitrobenzene(7), Aniline(7) and Polyols Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
West Deptford, New Jersey(3)	Polyurethanes	Polyurethane Systems House and Research Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Everberg, Belgium	Polyurethanes	Polyurethane Research Facility
Gateway West, Singapore(1)	Polyurethanes	Polyurethane Commercial Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Port Neches, Texas(4)	Polyurethanes, Performance Products and Base Chemicals	Olefins, Aromatics, EO, EG, Amines and PO Manufacturing Facilities
Wilton, U.K.	Polyurethanes and Base Chemicals	Olefins and Aromatics Manufacturing Facilities and Aniline and Nitrobenzene Manufacturing Facilities
Bergkamen, Germany(5)	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Resins and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(6)	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Kaohsiung, Taiwan(8)	Advanced Materials	Formulating Facility
Panyu, China(1)(7)	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility

Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Austin, Texas(9)	Performance Products	Research Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Chocolate Bayou, Texas(1)(10)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)(10)	Performance Products	Maleic Anhydride Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Botany, Australia	Performance Products	Surfactant Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Guelph, Ontario(11)	Performance Products	Surfactant Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain	Performance Products	Surfactant Manufacturing Facility
Oldbury, U.K(1)(11)	Performance Products	Surfactants Research Facility
Warley, U.K(1)(11)	Performance Products	Surfactants Regional Headquarters
Whitehaven, U.K.(12)	Performance Products	Surfactant Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Grimsby, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(13)	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Billingham, U.K.	Pigments	Titanium Dioxide Research and Technical Facility
Warrenville, Illinois(1)	Pigments	Titanium Dioxide North American Technical and Commercial Center
Peru, Illinois	Polymers	EPS Manufacturing Facility
Marysville, Michigan	Polymers	Polypropylene Manufacturing Facility
Longview, Texas(1)	Polymers	Polypropylene Manufacturing Facility
Odessa, Texas	Polymers	Polyethylene Manufacturing Facility
Mansonville, Quebec	Polymers	EPS Manufacturing Facility
West Footscray, Australia	Polymers	Polymers Manufacturing Facility
Port Arthur, Texas	Base Chemicals	Olefins and Aromatics Manufacturing Facility
Sour Lake, Texas	Base Chemicals	Various finished raw materials pipelines and storage facilities
North Tees, U.K.(1)	Base Chemicals	Aromatics Manufacturing Facility and Logistics & Storage Assets

(1)
Leased land and/or building.

(2)
The Geismar facility is owned as follows: we own 100% of the MDI, TDI and polyol facilities, and Rubicon LLC, a manufacturing joint venture with Crompton Corporation in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Crompton Corporation and our wholly-owned assets at Geismar.

(3)
We intend to close this facility in late 2005.

(4)
The Port Neches ethylene plant was idled in 2001 and was recently re-started, with full production beginning in the fourth quarter of 2004.

(5)
We shut down our base resin production line at this facility in the first quarter of 2004.

(6)
76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(7)
95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(8)
We intend to close this facility in 2005.

(9)
We intend to close this facility in mid-2005. We will relocate the operations to a new facility in The Woodlands, Texas. Please see "—Research and Development."

(10)
These plants are operated by Solutia under long-term operating agreements. Solutia and certain of its affiliates have filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We expect that Solutia will continue to operate these plants, although no assurance can be given at this time. During the course of the bankruptcy proceeding, it is possible that Solutia may reject any of the agreements under which it operates the plants. It is also possible that Solutia's reorganization under Chapter 11 may fail and that it would proceed to a liquidation under Chapter 7. If Solutia were to discontinue operation of any of these plants, it may be difficult to arrange for uninterrupted operation.

(11)
We intend to close this facility in the second half of 2005.

(12)
We intend to substantially reduce our operations at this site.

(13)
50%-owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of Kronos Worldwide, Inc.

ITEM 3. LEGAL PROCEEDINGS

        We have settled certain claims relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims") during and prior to the second quarter of 2004. Substantially all of the titanium dioxide that was the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims as of December 31, 2004.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Claims filed during period	1	1	0
Claims resolved during period	2	2	0
Claims unresolved at end of period	3	4	5

        The five Discoloration Claims unresolved at the end of 2002 included three claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2003, we settled claims for approximately $77.7 million, all of which was paid by our insurers or ICI. The four Discoloration Claims unresolved at the end of 2003 included two claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2004, we settled claims for approximately $45.3 million, approximately $30.4 million of which was paid by our insurers or ICI and approximately $14.9 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration Claims. The three Discoloration Claims unresolved on December 31, 2004 asserted aggregate damages of approximately $6.7 million. A liability has been accrued for these Discoloration Claims. In March 2005, one of these Discoloration Claims was amended to assert additional damages of approximately $56 million. Based on our understanding of the merits of this claim and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of December 31, 2004 for costs associated with unasserted possible Discoloration Claims, if any.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. We brought suit against these insurers to recover the amounts we believe are due to us. The court found in favor of the insurers, and we lodged an application for leave to appeal that decision. Leave to appeal was granted in December 2004. We expect the appeal to be heard during the third quarter of 2005.

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $10.9 million in 2004 and provide us with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of our Advanced Materials facilities. We received additional consideration in the form of modifications to certain agreements between our Advanced Materials business and Ciba. In August 2004, we received payment of the $10.9 million settlement. As of December 31, 2004, we have incurred approximately $2.2 million in costs in connection with the arbitration proceedings against Ciba.

        We are a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, we do not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	153	721
Claims resolved during period	51	0
Claims unresolved at end of period	823	721

We believe that we have valid defenses to these claims and, to the extent that we are not able to otherwise reach an appropriate resolution of these claims, we intend to defend them vigorously.

        In addition, we have been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery.

        Where the alleged exposure occurred prior to our ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our ten-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tendered during the period	82	91	70
Resolved during the period	65	51	46
Unresolved at end of the period	360	343	303

We have never made any payments with respect to these cases. As of December 31, 2004, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Filed during period	22	28	15
Resolved during period	39	6	2
Unresolved at end of period	31	48	26

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $1.1 million in 2002, approximately $0.25 million in 2003 and approximately $0.9 million in 2004.

        As of December 31, 2004, we had accrued reserves of $0.9 million relating to three of these 31 cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Item 1—Business—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of March 11, 2005, there were approximately 41 stockholders of record.

        Prior to our initial public offering in February 2005, there was no established trading market for our common stock. Our common stock began trading on the New York Stock Exchange on February 11, 2005. Accordingly, no sales price information is available for our common stock for the periods covered by this report.

Dividends

        We do not currently anticipate paying any cash dividends on our common stock. Instead, we currently intend to retain our earnings, if any, to invest in our businesses, to repay indebtedness and to use for general corporate purposes. Subject to the terms of our mandatory convertible preferred stock, our board of directors has the authority to declare and pay dividends on the common stock, in its discretion, as long as there are funds legally available to do so. However, amounts available to pay dividends will be restricted by the terms of the credit agreements and indentures of our subsidiaries. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Use of Proceeds from Registered Securities

        We filed a registration statement on Form S-1 (file no. 333-120749) with respect to the offer and sale of 60,227,274 shares of our common stock, $0.01 par value (the "Firm Shares"), and an additional 9,034,091 shares (the "Over-Allotment Shares") of our common stock to be sold solely to cover over-allotments, if any. Of the 60,227,274 Firm Shares offered pursuant to the registration statement, 55,681,819 shares were offered by us and 4,545,455 shares were offered by a selling stockholder. All of the Over-Allotment Shares were offered by the selling stockholder. The registration statement also registered the offer and sale of 5,000,000 shares of our 5% mandatory convertible preferred stock, $0.01 par value, and an additional 750,000 shares of our 5% mandatory convertible preferred stock to be sold solely to cover over-allotments, if any. All shares of the 5% mandatory convertible preferred stock were offered by us. The mandatory convertible preferred stock will convert into common stock on February 16, 2008, unless converted earlier in certain circumstances.

        The registration statement was declared effective by the Securities and Exchange Commission on February 10, 2005. As contemplated by the registration statement, we entered into two underwriting agreements with respect to the offerings of the common stock and the preferred stock. The managing underwriters for both offerings were Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. The transactions contemplated by the underwriting agreements were consummated on February 16, 2005, including the exercise by the underwriters in full of the respective over-allotment options.

        The following table illustrates the number of shares of common stock registered and the aggregate price of the shares registered for our account and for the selling stockholder's account. We did not receive any proceeds from the sales made by the selling stockholder.

	Shares Registered	Aggregate Price of Shares Registered	Shares Sold	Aggregate Price of Shares Sold
Huntsman Corporation	55,681,819	$1,280,681,837	55,681,819	$1,280,681,837
Selling Stockholder	13,579,546	$312,329,558	13,579,546	$312,329,546

        The following table illustrates the number of shares of 5% mandatory convertible preferred stock registered and the aggregate price of the shares registered for our account. There were no selling stockholders with respect to the preferred stock.

	Shares Registered	Aggregate Price of Shares Registered	Shares Sold	Aggregate Price of Shares Sold
Huntsman Corporation	5,750,000	$287,500,000	5,750,000	$287,500,000

        Underwriting discounts and commissions amounted to $1.035 per share of common stock offered and $1.50 per share of preferred stock offered. We incurred an aggregate of $57.6 million in underwriting discounts and commissions with respect to the common shares sold by us, and an aggregate of $8.6 million in underwriting discounts and commissions with respect to the preferred shares sold by us. We incurred approximately $14 million in other expenses in connection with the offerings. None of such expenses were direct or indirect payments to our directors or officers, to persons owning 10 percent or more of any class of our equity securities or to any of our affiliates. The net offering proceeds received by us from the offerings after deducting the total expenses were approximately $1,500 million.

        Approximately $41 million of such proceeds were used to purchase treasury securities to be held as collateral to secure our dividend payment obligations under the mandatory convertible preferred stock. Substantially all of the remainder of the proceeds will be used to repay certain indebtedness of our subsidiaries, including HMP, Huntsman LLC and HIH. On February 28, 2005, we used $1,216.7 million of net proceeds from the offering, along with $35.0 million in available cash, to redeem all of the outstanding senior secured discount notes due 2008 of HMP, $452.3 million of the outstanding senior discount notes due 2009 of HIH, and $159.4 million of senior secured notes due 2010 of Huntsman LLC. In addition, we expect to use $170.7 million of the net cash proceeds from the offering to redeem the remaining outstanding senior discount notes due 2009 of HIH and $78.0 million of the HLLC Senior Notes on March 14, 2005 and to redeem an additional $24.0 million of HLLC Senior Notes on March 17, 2005.

        On February 16, 2005, we used $41.6 million of net proceeds from the offering to redeem in full the subordinated note due Horizon Ventures LLC. Horizon Ventures LLC is owned by Jon M. Huntsman. Jon M. Huntsman is the Chairman of the Board and a Director of our Company and is indirectly a person owning more than 10% of our common stock. Other than the payment to Horizon Ventures LLC, none of the foregoing uses of proceeds resulted in direct or indirect payments to directors or officers of the Company, persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents the historical financial data of our predecessor Huntsman Holdings as of and for the dates and periods indicated. In such financial data, HIH is accounted for using the equity method of accounting through April 30, 2003. Effective May 1, 2003, as a result of the HIH Consolidation Transaction (as defined in "Note 1. General—HIH Consolidation Transaction"), we have consolidated the financial results of HIH. Effective July 1, 2003, as a result of the AdMat Transaction, we have consolidated the financial results of Advanced Materials. As a result, the financial information as of and for the year ended December 31, 2003 is not comparable to the prior years' historical financial data presented herein, and the financial information as of and for the year ended December 31, 2004 is not comparable to the financial information as of and for the year ended December 31, 2003. You should read the selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions, except per share amounts)
Statement of Operations Data:
Revenues	$11,485.8	$7,080.9	$2,661.0	$2,757.4	$3,325.7
Gross profit	1,396.6	707.8	240.0	90.8	128.7
Restructuring, impairment and plant closing costs (credit)	299.3	37.9	(1.0)	588.5	—
Operating income (loss)	400.4	176.5	66.3	(709.4)	(78.7)
Loss before cumulative effect of accounting changes	(227.7)	(319.8)	(191.9)	(842.8)	(138.6)
Cumulative effect of accounting changes(a)	—	—	169.7	(0.1)	—
Net loss	(227.7)	(319.8)	(22.2)	(842.9)	(138.6)
Basic and diluted loss per common share(b):
Loss from continuing operations	$(1.43)	$(1.79)	$(0.95)	$(3.82)	$(0.63)
Cumulative effect of accounting changes(a)	—	—	0.77	—	—

Net loss	$(1.43)	$(1.79)	$(0.18)	$(3.82)	$(0.63)

Other Data:
Depreciation and amortization	$536.8	$353.4	$152.7	$197.5	$200.3
Capital expenditures	226.6	191.0	70.2	76.4	90.3
Balance Sheet Data (at period end):
Total assets	$9,436.5	$8,737.4	$2,747.2	$2,357.8	$3,543.8
Total debt	6,299.5	5,910.1	1,736.1	2,450.5	2,268.6
Total liabilities	9,078.2	8,278.8	2,532.0	3,046.3	3,322.3

(a)
In 2002, we adopted SFAS No. 141, "Business Combinations," resulting in an increase of $169.7 million in the carrying value of our investment in HIH to reflect the proportionate share of the underlying net assets. In 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in a cumulative increase in net loss of $0.1 million.

(b)
All shares and per share information have been restated to give effect to the shares issued in connection with the February 16, 2005 Reorganization Transaction and initial public offering of common stock and the shares to be issued in connection with the exchange of the HMP Warrants on March 14, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. We operate 62 manufacturing facilities located in 22 countries and employ approximately 11,300 associates. Our businesses benefit from significant vertical integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the year ended December 31, 2004 of $11.5 billion and pro forma revenues for the year ended December 31, 2003 of $9.3 billion, respectively.

        Our business is organized around our six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into two broad categories: differentiated and commodity. Our Polyurethanes, Advanced Materials and Performance Products segments produce differentiated products, and our Pigments, Polymers and Base Chemicals segments produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, is influenced largely by seasonal demand patterns in the coatings industry. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our six operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

        Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of our products for other materials across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI. In 2004, the profitability of our Polyurethanes and Advanced Materials segments improved due to increased demand in several of our key industrial end markets, including aerospace, automotive and construction products. This has allowed us to increase selling prices, which has more than offset increases in the cost of our primary raw materials, including benzene, propylene and chlorine.

        The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "Item 1—Business—Environmental, Health and Safety Matters—MTBE Developments" above for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the U.S.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. In 2004, overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity in Europe and a decline in the use of LAB in new detergent formulations have limited our ability to increase prices in response to higher raw material costs. In EG, higher industry capacity utilization rates in 2004 due to stronger demand in the PET resin and Asian fiber markets have resulted in higher profitability.

        Historically, demand for titanium dioxide pigments has grown at rates approximately equal to global GDP growth. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and producers, contract arrangements and seasonality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for titanium dioxide, generally peak during the spring and summer months in the northern hemisphere. This results in greater sales volumes in the second and third quarters of the year.

        The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in a down cycle that resulted from significant new capacity additions, weak demand reflecting soft global economic conditions and high crude oil and natural gas-based raw material costs. Despite continued high feedstock costs, the profitability of our Base Chemicals segment has improved in 2004 as demand has strengthened and average selling prices and profit margins have increased in most of our product lines.

        For a discussion of recent developments affecting our Company, see "Part I. Item 1. Business—Recent Developments".

Results of Operations

        The businesses of our predecessor Huntsman Holdings underwent significant changes as a result of a number of transactions that were completed in 2003. As a result, the financial information as of and for the year ended December 31, 2004 is not comparable to the financial information as of and for the year ended December 31, 2003. In order to present data that is useful for comparative purposes, we have included pro forma information for the year ended December 31, 2003. The pro forma information for the year ended December 31, 2003 has been prepared as if the HIH Consolidation Transaction, and the AdMat Transaction occurred on January 1, 2003. HIH became a consolidated subsidiary effective as of May 1, 2003, and Advanced Materials became a consolidated subsidiary effective as of June 30, 2003. We believe the use of pro forma results for the periods covered in this report provides a more meaningful comparison of our results between the applicable periods. These results do not necessarily reflect the results that would have been obtained if we had completed the transactions described above on the dates indicated or that may be expected in the future. For a period to period comparison of our historical results of operations, see "—Historical Results of Operations."

Year Ended December 31, 2004 (Historical) Compared to Year Ended December 31, 2003 (Pro Forma) (unaudited) (Dollars in Millions)

	Year Ended December 31,
	2004 Historical	2003 Pro Forma	Percent Change 2004 vs 2003
Revenues	$11,485.8	$9,252.4	24%
Cost of goods sold	10,089.2	8,255.1	22%

Gross profit	1,396.6	997.3	40%
Operating expense	696.9	732.2	(5)%
Restructuring and plant closing costs	299.3	55.0	444%

Operating income	400.4	210.1	91%
Interest expense, net	(612.6)	(577.8)	6%
Loss on sale of accounts receivable	(15.6)	(32.4)	(52)%
Equity in income of unconsolidated affiliates	4.0	1.5	167%
Other non-operating expense	(25.8)	(2.2)	NM

Loss before income taxes and minority interest	(249.6)	(400.8)	(38)%
Income tax benefit (expense)	29.1	(32.1)	NM
Minority interests in subsidiaries' (income) loss	(7.2)	6.8	NM

Net loss	(227.7)	(426.1)	(47)%
Interest expense, net	612.6	577.8	NM
Income tax (benefit) expense	(29.1)	32.1	NM
Depreciation and amortization	536.8	479.7	12%

EBITDA(1)	$892.6	$663.5	35%

NM—Not meaningful

        Included in EBITDA are the following unusual items of (expense) income:

	Year ended December 31,
	2004 Historical	2003 Pro Forma
	(in millions)
Early extinguishment of debt	$(25.6)	$—
Legal and contract settlement expense, net	(6.6)	(7.5)
Loss on sale of accounts receivable	(15.6)	(32.4)
Asset write down	—	(5.8)
Reorganization costs	—	(27.5)
Restructuring and plant closing costs:
Polyurethanes	(36.9)	(28.1)
Advanced Materials	(9.0)	—
Performance Products	(97.5)	(22.1)
Pigments	(123.3)	(6.5)
Polymers	(13.6)	(0.8)
Base Chemicals	(16.7)	2.5
Corporate and other	(2.3)	—

Total restructuring and plant closing costs	(299.3)	(55.0)

Total unusual items of (expense) income included in EBITDA	$(347.1)	$(128.2)

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. ("GAAP"). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. We reconcile our net loss to EBITDA in the table above.

We believe that cash provided by (used in) operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. For a reconciliation of historical EBITDA to our historical cash provided by operations, see "—Results of Operations (Historical)" below.

Year ended December 31, 2004 (Historical) compared to year ended December 31, 2003 (Pro Forma)

        For the year ended December 31, 2004, we had a net loss of $227.7 million on revenues of $11,485.8 million compared to a net loss of $426.1 million on revenues of $9,252.4 million for 2003. The decrease of $198.4 million in net loss was the result of the following items:

  •
  Revenues for the year ended December 31, 2004 increased by $2,233.4 million, or 24%, from 2003 due to higher average selling prices in all of our operating segments and higher sales volumes in our Polyurethanes, Advanced Materials, Pigments, Polymers and Base Chemicals segments. For details of our changes in selling prices and sales volumes from the prior period, see the discussion by operating segment below.

  •
  Gross profit for the year ended December 31, 2004 increased by $399.3 million, or 40%, from 2003. This increase, which occurred in all our segments, was mainly due to higher contribution margins as average selling prices increased more than raw material and energy costs in the 2004 period as compared to 2003.

  •
  Operating expenses for the year ended December 31, 2004 decreased by $35.3 million, or 5%, from 2003. Higher costs resulting from the strength of the major European currencies and the Australian dollar versus the U.S. dollar were more than offset by cost savings resulting from our ongoing restructuring efforts. We also incurred reorganization costs of $27.5 million in the year ended December 31, 2003 related to a number of cost reduction programs by the predecessor company of Advanced Materials. In addition, foreign exchange gains were higher in 2004 as compared to 2003.

  •
  Restructuring and plant closing costs for the year ended December 31, 2004 increased to $299.3 million from $55.0 million in 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the year ended December 31, 2004 increased by $34.8 million, or 6%, from 2003 primarily due to additional debt and higher interest rates on our borrowings in 2004 compared to 2003. In addition, interest expense increased as a result of the compounding of interest on the HMP Senior Discount Notes and the HIH Senior Discount Notes, the accrued interest of which is added to the principal balance and is not paid in cash.

  •
  In the year ended December 31, 2004, losses on our accounts receivable securitization program decreased $16.8 million, or 52%, when compared with 2003. This decrease is mainly attributable to reduced losses on foreign currency hedge contracts in the 2004 period as compared to the 2003 period, primarily in response to an amendment to our accounts receivable securitization program that permits euro-denominated debt, thereby reducing the need for foreign currency hedge contracts.

  •
  Income tax benefit increased by $61.2 million to a benefit of $29.1 million for the year ended December 31, 2004 as compared to an expense of $32.1 million for 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Increased tax benefit was largely due to changes in pre-tax income in certain tax jurisdictions. During 2004, additional pre-tax losses were recorded in jurisdictions where tax benefits were provided and additional pre-tax income was recorded in jurisdictions where tax expense was not provided, net of valuation allowances. In addition, during the year ended December 31, 2004 we recognized non-recurring benefits in Spain, France and Holland of approximately $28.3 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percentage Change
	2004	2003
	(in millions)
	Historical	Proforma
Revenues
Polyurethanes	$2,877.4	$2,297.5	25%
Advanced Materials	1,162.4	1,049.6	11%
Performance Products	1,927.8	1,689.6	14%
Pigments	1,048.1	1,010.0	4%
Polymers	1,451.8	1,155.5	26%
Base Chemicals	3,859.0	2,639.9	46%
Eliminations	(840.7)	(589.7)	43%

Total	$11,485.8	$9,252.4	24%

Segment EBITDA
Polyurethanes	$364.0	$233.4	56%
Advanced Materials	186.1	48.2	286%
Performance Products	91.0	128.3	(29)%
Pigments	(30.0)	105.4	NM
Polymers	77.6	80.8	(4)%
Base Chemicals	276.2	71.7	285%
Corporate and other	(72.3)	(4.3)	NM

Total	$892.6	$663.5	35%

NM—Not meaningful

Polyurethanes

        For the year ended December 31, 2004, Polyurethanes revenues increased by $579.9 million, or 25%, as compared to 2003, primarily from higher average selling prices and higher sales volumes for MDI. MDI revenues increased by 31%, resulting from 17% higher average selling prices and 12% higher sales volumes. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, the strength of the major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extension of markets for MDI and recent improvements in global economic conditions.

        For the year ended December 31, 2004, Polyurethanes segment EBITDA increased by $130.6 million, or 56%, as compared to 2003. Restructuring and plant closing costs of $36.9 million and $28.1 million for the years ended December 31, 2004 and 2003, respectively, were included in segment EBITDA. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding restructuring charges, segment EBITDA increased by $139.4 million in 2004, resulting mainly from higher contribution margins as average selling prices increased more than raw material and energy costs.

Advanced Materials

        Advanced Materials revenues for the year ended December 31, 2004 increased by $112.8 million, or 11%, from 2003. Higher revenues were attributable to a 12% increase in average selling prices, with stable sales volumes. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand, higher raw material costs and the effect of the strength of the major European currencies versus the U.S. dollar. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in certain of our structural composites, adhesives and electrical materials end markets, which were largely offset by lower sales volumes of basic epoxy resins and electronic laminates products.

        For the year ended December 31, 2004, Advanced Materials segment EBITDA increased by $137.9 or 286%, primarily due to higher contribution margins as average selling prices increased more than raw material costs, and $18.5 million lower reorganization costs and restructuring and plant closing costs. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. In addition during 2004, the Advanced Materials segment recorded a legal settlement gain of $8.5 million compared with a contract termination charge of $5.5 million in 2003 and a $26.3 million increase in foreign currency transaction gains.

Performance Products

        For the year ended December 31, 2004, Performance Products revenues increased by $238.2 million, or 14%, as compared to 2003 primarily as a result of higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 16% in response to higher raw material and energy costs, improved market conditions and the strength of the European and Australian currencies versus the U.S. dollar. Sales volumes declined by 1% as higher sales volumes of amines and maleic anhydride were more than offset by lower sales volumes of surfactants and LAB. The reduction in surfactants sales volumes was due to reduced customer demand in certain product lines and increased competition in the marketplace.

        For the year ended December 31, 2004, Performance Products segment EBITDA decreased by $37.3 million, or 29%, as compared to 2003. During the years ended December 31, 2004 and 2003, the Performance Products segment recorded restructuring and plant closing charges of $97.5 million and $22.1 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Performance Products segment

EBITDA increased by $38.1 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Pigments

        For the year ended December 31, 2004, Pigments revenues increased by $38.1 million, or 4%, as compared to 2003, resulting principally from 4% higher average selling prices. Average selling prices benefited primarily from the strengthening of the major European currencies versus the U.S. dollar.

        Pigments segment EBITDA for the year ended December 31, 2004 decreased by $135.4 million to a loss of $30.0 million from income of $105.4 million in 2003. The decrease is mainly the result of an increase in restructuring and plant closing costs of $116.8 million and charges of $15.1 million relating to the payment of costs and settlement amounts relating to Discoloration Claims recorded in 2004. The remaining decrease in segment EBITDA of $3.5 million resulted principally from a $14.5 million reduction in EBITDA primarily in response to the strengthening of the major European currencies versus the U.S. dollar, offset somewhat by lower fixed costs resulting from cost reduction initiatives. During 2004 and 2003, our Pigments segment recorded restructuring and plant closing charges of $123.3 million and $6.5 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Polymers

        For the year ended December 31, 2004, Polymers revenues increased by $296.3 million, or 26%, as compared to 2003 due mainly to 22% higher average selling prices and 3% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

        For the year ended December 31, 2004, Polymers segment EBITDA decreased by $3.2 million, or 4%, as compared to 2003. During the years ended December 31, 2004 and 2003, the Polymers segment recorded restructuring and plant closing charges of $13.6 million and $0.8 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Polymers segment EBITDA increased by $9.6 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Base Chemicals

        For the year ended December 31, 2004, Base Chemicals revenues increased $1,219.1 million, or 46%, as compared to 2003 due mainly to a 38% increase in average selling prices and a 6% increase in sales volumes. Higher average selling prices were primarily due to tighter supply conditions in the marketplace and in response to higher raw material and energy costs and the strengthening of major European currencies versus the U.S. dollar. Sales volumes increased for all key products driven by increased sales volumes of ethylene, propylene and cyclohexane of 9%, 13% and 14%, respectively, principally as a result of increased demand.

        For the year ended December 31, 2004, Base Chemicals segment EBITDA increased by $204.5 million, or 285%, as compared to 2003 primarily as a result of higher contribution margins, as average selling prices increased more than raw material and energy costs. During the year ended December 31, 2004, our Base Chemicals segment recorded restructuring charges of $16.7 million related to workforce reductions primarily at our Wilton and North Tees, U.K. facilities. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' (income) loss. For the year ended December 31, 2004, EBITDA from corporate and other items decreased by $68.0 million to a loss of $72.3 million from a loss of $4.3 million for 2003. Lower EBITDA resulted primarily from a negative impact of $32.6 million from unallocated foreign currency gains and losses, which were $69.6 million in 2004 as compared to $102.2 million in 2003, and $25.6 million higher losses on early extinguishment of debt in the year ended December 31, 2004 as compared to the comparable period in 2003. This decrease was also partially due to a $14.0 million increase in minority interest in subsidiaries' income in the year ended December 31, 2004 as compared to 2003. We also incurred reorganization costs of $27.5 million in the year ended December 31, 2003 related to a number of cost reduction programs by the predecessor company of Advanced Materials.

Results of Operations (Historical)

        The businesses of our predecessor Huntsman Holdings underwent significant changes as a result of a number of transactions. In our historical financial data, HIH is accounted for using the equity method of accounting through April 30, 2003. Effective May 1, 2003, as a result of the HIH Consolidation Transaction, we have consolidated the financial results of HIH. Effective July 1, 2003, as a result of the AdMat Transaction, we have consolidated the financial results of Advanced Materials. Effective December 31, 2002, as a result of the HLLC Restructuring (as defined in "Note 1. General" to our Consolidated Financial Statements), we have consolidated the financial results of Huntsman Chemical Company Australia Pty Ltd. ("HCCA"). See "Note 1. General" to our Consolidated Financial Statements for a discussion of the HLLC Restructuring. As a result, the financial information as of and for the year ended December 31, 2004 is not comparable to the prior years' historical financial data presented herein, and the financial information as of and for the year ended December 31, 2003 is not comparable to the financial information as of and for the year ended December 31, 2002.

				Percent Change
	Year Ended December 31,
				2004 vs 2003	2003 vs 2002
	2004	2003	2002
	(in millions)
Revenues	$11,485.8	$7,080.9	$2,661.0	62%	166%
Cost of goods sold	10,089.2	6,373.1	2,421.0	58%	163%

Gross profit	1,396.6	707.8	240.0	97%	195%
Operating expense	696.9	493.4	174.7	41%	182%
Restructuring and plant closing costs (credits)	299.3	37.9	(1.0)	690%	NM

Operating income	400.4	176.5	66.3	127%	166%
Interest expense, net	(612.6)	(409.1)	(181.9)	50%	125%
Loss on sale of accounts receivable	(15.6)	(20.4)	—	(24)%	NM
Equity in income (loss) of unconsolidated affiliates	4.0	(37.5)	(31.4)	NM	19%
Other expense	(25.8)	—	(7.6)	NM	NM

Loss before income taxes and minority interest	(249.6)	(290.5)	(154.6)	(14)%	88%
Income tax benefit (expense)	29.1	(30.8)	(8.5)	NM	262%
Minority interests in subsidiaries' (income) loss	(7.2)	1.5	(28.8)	NM	NM
Cumulative effect of accounting changes	—	—	169.7	NM	NM

Net loss	(227.7)	(319.8)	(22.2)	(29)%	NM
Interest expense, net	612.6	409.1	181.9	50%	125%
Income tax (benefit) expense	(29.1)	30.8	8.5	NM	262%
Depreciation and amortization	536.8	353.4	152.7	52%	131%

EBITDA(1)	$892.6	$473.5	$320.9	89%	48%

Net cash provided by operating activities	$180.8	$225.4	$88.7	(20)%	154%
Net cash used in investing activites	(230.0)	(908.5)	(24.5)	(75)%	NM
Net cash provided by (used in) financing activities	83.5	786.7	(93.0)	(89)%	946%

NM—Not meaningful

        Included in EBITDA are the following unusual items of (expense) income:

	Year ended December 31,
	2004	2003	2002
	(in millions)
Early extinguishment of debt	$(25.6)	$—	$(6.7)
Legal and contract settlement expense, net	(6.6)	(2.0)	—
Loss on sale of accounts receivable	(15.6)	(20.4)	—
Asset write down	—	(3.0)	—
Reorganization costs	—	—	(18.6)
Cumulative effect of accounting change	—	—	169.7
Restructuring and plant closing (costs) credits:
Polyurethanes	(36.9)	(11.0)	—
Advanced Materials	(9.0)	—	—
Performance Products	(97.5)	(22.1)	(4.3)
Pigments	(123.3)	(6.5)	—
Polymers	(13.6)	(0.8)	5.3
Base Chemicals	(16.7)	2.5	—
Corporate and other	(2.3)	—	—

Total restructuring and plant closing (costs) credits	(299.3)	(37.9)	1.0

Total unusual items of (expense) income included in EBITDA	$(347.1)	$(63.3)	$145.4

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. ("GAAP"). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

  We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by (used in) operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net loss and to our cash provided by operations:

				Percentage Change
	Year Ended December 31,
				2004 vs 2003	2003 vs 2002
	2004	2003	2002
	(in millions)
EBITDA(1)	$892.6	$473.5	$320.9	89%	48%
Depreciation and amortization	(536.8)	(353.4)	(152.7)	52%	131%
Interest expense, net	(612.6)	(409.1)	(181.9)	50%	125%
Income tax benefit (expense)	29.1	(30.8)	(8.5)	NM	263%

Net loss	(227.7)	(319.8)	(22.2)	(29)%	NM

Cumulative effect of accounting changes	—	—	(169.7)	NM	NM
Equity in (income) losses of investment in unconsolidated affiliates	(4.0)	37.5	31.4	NM	20%
Depreciation and amortization expense	536.8	353.4	152.7	52%	132%
Non-cash restructuring and plant closing charges (credits)	138.0	9.7	(5.3)	NM	NM
Non-cash interest (including interest on affiliate debt)	166.0	90.7	(5.5)	83%	NM
Deferred income tax	(64.5)	(3.6)	—	NM	NM
Unrealized gains on foreign currency transactions	(111.7)	(58.3)	—	92%	NM
Other, net	21.9	12.2	34.2	80%	(65)%
Changes in operating assets and liabilites	(274.0)	103.6	73.1	NM	42%

Net cash provided by operating activities	$180.8	$225.4	$88.7	(20)%	155%

Year ended December 31, 2004 (Historical) compared to year ended December 31, 2003 (Historical)

        For the year ended December 31, 2004, we had a net loss of $227.7 million on revenues of $11,485.8 million compared to a net loss of $319.8 million on revenues of $7,080.9 million for 2003. The decrease of $92.1 million in net loss was the result of the following items:

  •
  Revenues for the year ended December 31, 2004 increased by $4,404.9 million, or 62%, to $11,485.8 million from $7,080.9 million during 2003. Approximately 49% of this increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. The remaining approximately 51% of the increase was due to higher average selling prices in all our operating segments and higher sales volumes in our Polyurethanes, Advanced Materials, Pigments, Polymers and Base Chemicals segments. For details of the changes in selling prices and sales volumes from the prior year, please see our discussion by operating segment below.

  •
  Gross profit for the year ended December 31, 2004 increased by $688.8 million, or 97%, to $1,396.6 million from $707.8 million in 2003. Approximately 42% of this increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. The remaining approximately 58% of the increase was due to higher contribution margins as average selling prices increased more than raw material and energy costs in 2004 as compared with 2003.

  •
  Operating expenses for the year ended December 31, 2004 increased by $203.5 million, or 41%, to $696.6 million from $493.4 million in 2003. All of this increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. Excluding the effect of the HIH and AdMat transactions, operating expenses are down approximately 5%.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2004 increased by $261.4 million to $299.3 million from $37.9 million in 2003. This increase was in part due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the year ended December 31, 2004 increased by $203.5 million to $612.6 million from $409.1 million for 2003. Approximately 83% of this increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. In addition, the increase was due to additional debt and higher interest rates on our borrowings in 2004 as compared to 2003 and the compounding of interest on the HMP Senior Discount Notes and the HIH Senior Discount Notes, the accrued interest of which is added to the principal balance and is not paid in cash.

  •
  Loss on HI's accounts receivable securitization program decreased $4.8 million, or 24%, to a loss of $15.6 million for the year ended December 31, 2004 as compared to a loss of $20.4 million for 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued.

  •
  Income tax benefit increased by $59.9 million to a benefit of $29.1 million for the year ended December 31, 2004 as compared to income tax expense of $30.8 million for the year ended

    December 31, 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Increased tax benefit was largely due to changes in pre-tax income in certain tax jurisdictions. During 2004, additional pre-tax losses were recorded in jurisdictions where tax benefits were provided and additional pre-tax income was recorded in jurisdictions where tax expense was not provided, net of valuation allowances. In addition, during the year ended December 31, 2004 we recognized non-recurring benefits in Spain, France and Holland of approximately $28.3 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances.

        The following table sets forth certain financial information for each of our operating segments:

	Year Ended December 31,
			Percentage Change
	2004	2003
	(in millions)
Revenues
Polyurethanes	$2,877.4	$1,562.4	84%
Advanced Materials	1,162.4	517.8	124%
Performance Products	1,927.8	1,507.7	28%
Pigments	1,048.1	678.9	54%
Polymers	1,451.8	1,155.5	26%
Base Chemicals	3,859.0	2,152.7	79%
Eliminations	(840.7)	(494.1)	(70)%

Total	$11,485.8	$7,080.9	62%

Segment EBITDA
Polyurethanes	$364.0	$176.0	107%
Advanced Materials	186.1	38.6	382%
Performance Products	91.0	125.6	(28)%
Pigments	(30.0)	64.7	NM
Polymers	77.6	80.8	(4)%
Base Chemicals	276.2	40.7	NM
Corporate and other	(72.3)	(52.9)	(37)%

Total	$892.6	$473.5	89%

NM—Not Meaningful

Polyurethanes

        For the year ended December 31, 2004, Polyurethanes revenues increased by $1,315.0 billion, or 84%, from 2003. Approximately 56% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining approximately 44% increase in Polyurethanes revenues was primarily due to higher average selling prices and higher sales volumes for MDI. MDI revenues increased by approximately 32%, resulting from approximately 10% higher sales volumes and approximately 22% higher average selling prices. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extensions of markets for MDI and recent improvements in global economic conditions.

        For the year ended December 31, 2004, Polyurethanes segment EBITDA increased by $188.0 million, or 107%, to $364.0 million from $176.0 million for 2003, approximately 31% of which was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining approximately 69% of the increase, exclusive of restructuring costs resulted mainly from higher contribution margins as average selling prices increased more than raw materials and energy costs. For the year ended December 31, 2004 and 2003, restructuring charges of $36.9 million and $11.0 million, respectively, were included in segment EBITDA.

Advanced Materials

        Advanced Materials revenues for the year ended December 31, 2004 increased by $644.6 million, or 124%, from 2003. Approximately 83% of the increase was attributable to our ownership of Advanced Materials for the entire period in 2004 following the AdMat Transaction on June 30, 2003. The remaining approximately 17% increase in revenues for 2004 as compared to 2003 was due to an increase in average selling prices and sales volumes. Average selling prices were higher due to improved demand in certain markets in response to higher raw material costs and, in part, to the strength of the major European currencies versus the U.S. dollar.

        For the year ended December 31, 2004, Advanced Materials segment EBITDA increased by $147.5 million to $186.1 million from $38.6 million for the same period of 2003. Approximately 7% of the increase was attributable to our ownership of Advanced Materials for the entire period in 2004 following the AdMat Transaction on June 30, 2003. The remaining approximately 93% increase in segment EBITDA was primarily due to higher contribution margins as average selling prices increased more than raw material costs and a $26.3 million increase in foreign currency transaction gains.

Performance Products

        For the year ended December 31, 2004, Performance Products revenues increased by $420.1 million, or 28%, from 2003. Approximately 43% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining increase in revenues resulted primarily from higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by approximately 15% in response to higher raw material and energy costs, improved market conditions and the strength of the Australian dollar versus the U.S. dollar. Sales volumes declined by 2% as higher volumes of amines and maleic anhydride were more than offset by lower sales of surfactants and LAB. The reduction in surfactants sales volumes was due principally to increased competition in the marketplace.

        For the year ended December 31, 2004, Performance Products segment EBITDA decreased by $34.6 million, or 28%, to $91.0 million from $125.6 million for 2003. The decrease in EBITDA resulted primarily from restructuring charges. During the years ended December 31, 2004 and 2003, the Performance Products segment recorded restructuring charges of $97.5 million and $22.1 million, respectively. For a further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, segment EBITDA increased by $40.8 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

Pigments

        For the year ended December 31, 2004, Pigments revenues increased by $369.2 million, or 54%, from 2003. Approximately 90% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining approximately 10% of the increase in revenues was due to higher average sales prices. The growth in sales volumes was primarily due to increased demand in Asia. Average selling prices benefited from the strength of major European currencies versus the U.S. dollar.

        Pigments segment EBITDA for the year ended December 31, 2004 decreased by $94.7 million to a loss of $30.0 million from income of $64.7 million for 2003, due primarily to increased restructuring expenses. During the year ended December 31, 2004 and 2003, our Pigments segment recorded restructuring and asset impairment charges of $123.3 million and $6.5 million, respectively.

Polymers

        For the year ended December 31, 2004, Polymers revenues increased by $296.3 million, or 26%, to $1,451.8 million from $1,155.5 million 2003 due mainly to approximately 22% higher average selling prices and approximately 3% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs while sales volumes increased principally as a result of stronger customer demand.

        For the year ended December 31, 2004, Polymers segment EBITDA decreased by $3.2 million to $77.6 million from $80.8 million for 2003. The decrease in segment EBITDA was primarily due to a $13.6 million restructuring charge related to the closure of an Australian manufacturing unit. Higher contribution margins resulted as average selling prices increased more than raw material costs and the strengthening of the Australian dollar versus the U.S. dollar.

Base Chemicals

        For the year ended December 31, 2004, Base Chemicals revenues increased $1,706.3 million, or 79%, from 2003. Approximately 29% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. The remaining increase in revenue is due to approximately 60% higher average selling prices and approximately 1% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs. Sales volumes increases were principally the result of increased demand.

        For the year ended December 31, 2004, Base Chemicals segment EBITDA increased by $235.5 million to $276.2 million from $40.7 million for 2003. Only 13% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, segment EBITDA increased primarily as a result of higher contribution margins as average selling prices increased more than raw material and energy costs.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the year ended December 31, 2004, EBITDA from corporate and other items decreased by $19.4 million to a loss of $72.3 million from loss of $52.9 million for 2003, primarily due to higher expenses associated with the early extinguishment of debt.

Year Ended December 31, 2003 (Historical) Compared to Year Ended December 31, 2002 (Historical)

        For the year ended December 31, 2003, we had a net loss of $319.8 million on revenues of $7,080.9 million, compared to net loss of $22.2 million on revenues of $2,661.0 million for 2002. The decrease of $297.6 million in net income was the result of the following items:

  •
  Revenues for the year ended December 31, 2003 increased by $4,419.9 million to $7,080.9 million from $2,661.0 million during 2002. Approximately 87% of this increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the remainder of 2003. The remaining approximately 13% of the increase was due to higher average selling prices in all of our segments and higher sales volumes in our Performance Products and Polymers segments. For details of our changes in selling prices and sales volumes from the prior year, please see our discussion by operating segment below. Pro forma revenues for the year ended December 31, 2003 were $9,252.4 million.

  •
  Gross profit for the year ended December 31, 2003 increased by $467.8 million to $707.8 million from $240.0 million in 2002. This increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction and the AdMat Transaction, gross profit declined by approximately 11%. This decrease was primarily attributable to lower contribution margins as average selling prices decreased more than raw material and energy costs. Pro forma gross profit for the year ended December 31, 2003 was $997.3 million.

  •
  Operating expenses for the year ended December 31, 2003 increased by $318.7 million to $493.4 million from $174.7 million in 2002. This increase was due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction and the AdMat Transaction, operating expenses declined by approximately 10%. This decline was primarily due to reorganization costs of $18.6 million incurred in 2002. Pro forma operating expenses for the year ended December 31, 2003 were $732.2 million.

  •
  During the year ended December 31, 2003, we recorded restructuring, plant closing and asset impairment charges of $37.9 million compared to a $1.0 million credit for the year ended December 31, 2002. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Pro forma restructuring, impairment and plant closing costs for the year ended December 31, 2003 were $55.0 million.

  •
  Net interest expense for the year ended December 31, 2003 increased by $227.2 million to $409.1 million from $181.9 million for 2002. This increase was entirely due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction and the AdMat Transaction, net interest expense decreased to $150.3 million. The decrease was primarily due to a net reduction of debt as a consequence of our restructuring, which was completed on September 30, 2002. Pro forma net interest expense for the year ended December 31, 2003 was $577.8 million.

  •
  Loss on HI's accounts receivable securitization program increased to a loss of $20.4 million for the year ended December 31, 2003 as compared to a loss of $0.0 million for 2002. This increase was entirely due to our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Losses on the accounts receivable securitization program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. Pro forma loss on sale of accounts receivable for the year ended December 31, 2003 was $32.4 million.

  •
  Income tax expense increased $22.3 million to an expense of $30.8 million for the year ended December 31, 2003 as compared to an expense of $8.5 million for 2002. This increase was primarily due to our consolidation of HIH following the HIH Consolidation Transaction effective May 1, 2003 and our ownership of Advanced Materials following the AdMat Transaction on June 30, 2003, in each case for the remainder of 2003. Excluding the impact of the HIH Consolidation Transaction and the AdMat Transaction, income tax expense increased by 88%. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Pro forma income tax expense for the year ended December 31, 2003 was $32.1 million.

  •
  Minority interest in subsidiary losses decreased by $30.3 million to income of $1.5 million for the year ended December 31, 2003 as compared to a loss of $28.8 million for 2002. This decrease was due to our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. We had no minority interests in subsidiaries prior to the HIH Consolidation Transaction. Pro forma minority interest in subsidiaries' income for the year ended December 31, 2003 was $6.8 million.

  •
  Cumulative effect of accounting changes resulted in an increase to net income of $169.7 million for the year ended December 31, 2002. This increase was due to the effects of the initial adoption of SFAS No. 141 "Business Combinations." The adoption of SFAS No. 141 resulted in the increase in the carrying value of our investment in HIH to reflect our proportionate share of the underlying assets. Effective June 30, 1999, Huntsman Specialty, our consolidated subsidiary, transferred its PO business to HIH. The transfer of our PO business was recorded at the net book value of the assets and liabilities transferred. The carrying value of our investment in HIH was less than our proportionate share of the underlying net assets of HIH at December 31, 2001 by approximately $176.1 million. Prior to the adoption of SFAS No. 141, this difference was being accreted to income over a 20-year period.

        The following table sets forth certain financial information for each of our operating segments:

	Historical Year Ended December 31,
			% Change
	2003	2002
	(in millions)
Revenues
Polyurethanes	$1,562.4	$—	NM
Advanced Materials	517.8	—	NM
Performance Products	1,507.7	1,028.2	47%
Pigments	678.9	—	NM
Polymers	1,155.5	840.2	38%
Base Chemicals	2,152.7	996.2	116%
Eliminations	(494.1)	(203.6)	(143)%

Total	$7,080.9	$2,661.0	166%

Segment EBITDA(1)
Polyurethanes	$176.0	$—	NM
Advanced Materials	38.6	—	NM
Performance Products	125.6	164.4	(24)%
Pigments	64.7	—	NM
Polymers	80.8	74.7	8%
Base Chemicals	40.7	44.7	(9)%
Corporate and other	(52.9)	(132.6)	60%

Total	$473.5	$151.2	213%

(1)
Segment EBITDA is defined as net income (loss) from continuing operations before interest, income taxes and depreciation and amortization. Segment EBITDA for the year ended December 31, 2002 excludes the impacts of a cumulative effect of accounting change credit of $169.7 million.

Polyurethanes

        For the year ended December 31, 2003, Polyurethanes revenues increased by $1,562.4 million to $1,562.4 million from $0.0 million for 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Pro forma Polyurethanes revenues for the year ended December 31, 2003 were $2,297.5 million.

        For the year ended December 31, 2003, Polyurethanes segment EBITDA increased by $176.0 million to $176.0 million from $0.0 million for 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Pro forma Polyurethanes segment EBITDA for the year ended December 31, 2003 was $233.4 million.

Advanced Materials

        Advanced Materials revenues for the year ended December 31, 2003 increased by $517.8 million to $517.8 million from $0.0 million for 2002. The increase was the result of our ownership of Advanced Materials for the remainder of 2003 following the AdMat Transaction on June 30, 2003. Pro forma Advanced Materials revenues for the year ended December 31, 2003 were $1,049.6 million.

        For the year ended December 31, 2003, Advanced Materials segment EBITDA increased by $38.6 million to $38.6 million from $0.0 million for 2002. The increase was the result of our ownership of Advanced Materials for the remainder of 2003 following the AdMat Transaction on June 30, 2003. Pro forma Advanced Materials segment EBITDA for the year ended December 31, 2003 was $48.2 million.

Performance Products

        For the year ended December 31, 2003, Performance Products revenues increased by $479.5 million, or 47%, to $1,507.7 million from $1,028.2 million in 2002. Approximately 82% of the increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, higher revenues resulted mainly from increases in average selling prices of 1% and sales volumes of 5%. Pro forma Performance Products revenues for the year ended December 31, 2003 were $1,689.6 million.

        For the year ended December 31, 2003, Performance Products segment EBITDA fell by $38.8 million to $125.6 million from $164.4 million in 2002, approximately 47% of which was due to our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, lower EBITDA resulted mainly from lower contribution margins as average selling prices increased more slowly than raw material costs. Pro forma Performance Products segment EBITDA for the year ended December 31, 2003 was $128.3 million.

Pigments

        For the year ended December 31, 2003, Pigments revenues increased by $678.9 million to $678.9 million from $0.0 million for 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Pro forma Pigments revenues for the year ended December 31, 2003 were $1,009.9 million.

        For the year ended December 31, 2003, Pigments segment EBITDA increased by $64.7 million to $64.7 million from $0.0 million in 2002. The increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Pro forma Pigments segment EBITDA for the year ended December 31, 2003 was $105.4 million.

Polymers

        For the year ended December 31, 2003, Polymers revenues increased by $315.3 million, or 38%, to $1,155.5 million from $840.2 million in 2002. Overall sales volumes increased by 9% and average selling prices increased by 13%. Polyethylene revenues increased by 22%, as average selling prices increased 19% primarily in response to higher underlying raw material and energy costs, and sales volumes increased 2%. After giving effect to the shutdown of a manufacturing line in Odessa, Texas, polypropylene revenues increased by 11%, as average selling prices increased by 11% primarily in response to higher raw material and energy costs and increased industry operating rates. APAO revenues increased by 29%, as average selling prices increased 5% due to changes in product mix, and sales volumes increased 24% as the result of increased export sales and increased sales into the roofing market. EPS revenues increased by 10%, as average selling prices increased 16% primarily in response to higher underlying raw material and energy costs, while sales volumes decreased 5% due to import competition. Australian styrenics revenues increased by 25%, resulting from an increase in average selling prices of 18%, 17% of which was attributable to the strength of the Australian dollar versus the U.S. dollar, and an increase in sales volumes of 6%. Pro forma Polymers revenues for the year ended December 31, 2003 were $1,155.5 million.

        For the year ended December 31, 2003, Polymers segment EBITDA increased by $6.1 million to $80.8 million from $74.7 million in 2002. The increase in EBITDA is due to higher contribution margins as average selling prices increased more than raw material costs. Pro forma Polymers segment EBITDA for the year ended December 31, 2003 was $80.8 million.

Base Chemicals

        For the year ended December 31, 2003, Base Chemicals revenues increased by $1,156.5 million, or 116%, to $2,152.7 million from $996.2 million in 2002. Approximately 79% of the increase was the result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, higher revenues resulted mainly from increases in average selling prices of 28%, partially offset by a decrease in overall sales volumes of 3%. Average selling prices increased in response to higher raw material and energy costs. Pro forma Base Chemicals revenues for the year ended December 31, 2003 were $2,639.9 million.

        For the year ended December 31, 2003, Base Chemicals segment EBITDA decreased by $4.0 million to $40.7 million from $44.7 million in 2002. Segment EBITDA increased as a result of our consolidation of HIH for the remainder of 2003 following the HIH Consolidation Transaction effective May 1, 2003. Excluding the impact of the HIH Consolidation Transaction, EBITDA decreased by $50.7 million, primarily due to lower contribution margins as average selling prices decreased more than raw material and energy costs, and $19.9 million in costs related to a planned maintenance shutdown. Pro forma Base Chemicals segment EBITDA for the year ended December 31, 2003 was $71.7 million.

Corporate and Other

        Corporate and other includes corporate overhead, loss on the accounts receivable securitization program, minority interest in earnings of consolidated subsidiaries and unallocated foreign exchange gains and losses. For the year ended December 31, 2003, EBITDA from corporate and other items increased by $79.7 million to a loss of $52.9 million from a loss of $132.6 million in 2002. This increase was primarily due to increased unallocated foreign exchange gains resulting from the HIH Consolidation Transaction on May 1, 2003 and the AdMat Transaction on June 30, 2003. Pro forma EBITDA from corporate and other items for the year ended December 31, 2003 was a loss of $4.3 million.

Liquidity and Capital Resources

Year Ended December 31, 2004 (Historical) compared to Year Ended December 31, 2003 (Historical)

        Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $180.8 million and $225.4 million, respectively. The variance is largely attributable to the HIH Consolidation Transaction and the AdMat Transaction that occurred in 2003. The net loss in 2004 was $92.1 million lower than in 2003. In addition to the lower net loss, we also had net favorable variances in adjustments to reconcile net loss to net cash used in operating activities, including a $183.4 million increase in depreciation and amortization in 2004, a $128.3 million increase in non-cash restructuring charges in 2004, and a $75.3 million increase in non-cash interest expense, partially offset by an unfavorable variance in the change in net operating assets and liabilities of $377.6 million in 2004 compared to 2003. In addition, there were unfavorable variances in adjustments for deferred income taxes, unrealized gains on foreign currency transactions and equity in (gain) loss of investment in unconsolidated affiliates of $60.9 million, $53.4 million and $41.5 million, respectively.

        Net cash used in investing activities for the year ended December 31, 2004 and 2003 was $230.0 million and $908.5 million, respectively. The variance is largely attributable to the HIH Consolidation Transaction and the AdMat Transaction that occurred in 2003. The investing activities for the year ended December 31, 2003 include the acquisition of minority interests in connection with the HIH Consolidation Transaction and the cash paid in connection with the AdMat Transaction. Capital expenditures in 2004 were $35.6 million higher than in 2003, largely attributable to the non-comparative nature of the 2003 results.

        Net cash provided by financing activities for the year ended December 31, 2004 and 2003 was $83.5 million and $786.7 million, respectively. The variance is largely attributable to the HIH Consolidation Transaction and the AdMat Transaction that occurred in 2003. The financing activities for the year ended December 31, 2003 included (i) the issuance of the HMP Senior Discount Notes and the HMP Warrants resulting in net cash proceeds of $415 million used to purchase the minority interests in HIH and to complete the purchase of the HIH Senior Subordinated Discount Notes; (ii) the issuance of $455.4 million in aggregate principal amount of the HLLC Senior Secured Notes, the net proceeds of which were used to repay indebtedness under the HLLC Credit Facilities (as defined below) and certain other indebtedness; (iii) the issuance of $350 million in aggregate principal amount of the AdMat Senior Secured Notes (defined below), the proceeds of which were used to acquire AdMat in the AdMat Transaction; and (iv) the issuance of $205 million of additional term loans under the HI Credit Facilities (as defined below), the net proceeds of which were applied to pay down a portion of outstanding borrowings under the HI Revolving Facility (as defined below) and other term debt under the HI senior credit facilities. The financing activities for the year ended December 31, 2004, include (i) the refinancing of the HI Credit Facilities; (ii) the refinancing of the HLLC Credit Facilities; (iii) the issuance of $175 million 7.50% and €135 million 7.375% senior subordinated notes due 2015 of HI ("HI Senior Subordinated Notes due 2015"), the net proceeds of which were used to redeem in part the HI Senior Subordinated Notes (defined below); (iv) the issuance of the HLLC Senior Notes in the aggregate principal amount of $400 million, the net proceeds of which were used to repay amounts outstanding under the HLLC Credit Facilities and the HCCA Facilities (defined below); (v) the refinancing of the Australian senior credit facilities; (vi) the borrowing of $36.8 million under the HLLC Credit Facilities to repay, in full, the 11.75% Senior Notes due 2004 of Huntsman Polymers (the "Huntsman Polymers Notes"); and (vii) the repayment of $59 million in the HI Senior Credit Facilities on December 31, 2004 with excess cash flow.

Year ended December 31, 2003 (Historical) compared to year ended December 31, 2002 (Historical)

        Net cash provided by operating activities for the years ended December 31, 2003 and December 31, 2002 was $225.4 million and $88.7 million, respectively. The variance is largely attributable to the HIH Consolidation Transaction and the AdMat Transaction that occurred in the 2003 period. The net loss in the 2003 period was $297.6 million higher than in the 2002 period. Offsetting this increased loss were net favorable variances in adjustments to reconcile net loss to net cash provided by operating activities, including higher depreciation and amortization by $200.7 million in the 2003 period and higher non-cash interest expense by $96.2 million in the 2003 period. In addition, there was a favorable variance in the change in net operating assets and liabilities of $30.5 million in the 2003 period versus the 2002 period, a favorable variance in the adjustment to reconcile net loss to net cash provided by operating activities in the 2003 period of $169.7 million for cumulative effect of accounting change, and an unfavorable variance in the adjustment of the 2003 period for unrealized gains and losses on foreign currency transactions of $58.3 million.

        Net cash used in investing activities for the years ended December 31, 2003 and December 31, 2002 was $908.5 million and $24.5 million, respectively. The increase was largely attributable to the acquisition of minority interests in connection with the HIH Consolidation Transaction as well as the cash paid in connection with the AdMat Transaction. In addition, capital expenditures were higher in 2003 primarily due to the incremental capital expenditures related to the HIH and AdMat businesses.

        Net cash provided by financing activities for the year ended December 31, 2003 was $786.7 million. For the year ended December 31, 2002, net cash used by financing activities was $93.0 million. The variance is largely attributable to the impact of the HIH Consolidation Transaction and the AdMat Transaction. The financing activities for the year ended December 31, 2003 include (i) the issuance of the HMP Senior Discount Notes and the HMP Warrants resulting in net cash proceeds of $415 million, which were used to purchase the minority interests in HIH and complete the purchase of the HIH Senior Subordinated Discount Notes, (ii) the issuance of $455.4 million in aggregate principal amount of the HLLC Senior Secured Notes, the net proceeds of which were used primarily to repay indebtedness under the HLLC credit facilities, (iii) the issuance of $350 million in aggregate principal amount of AdMat Senior Secured Notes (as defined below), the proceeds of which were used to acquire Advanced Materials and (iv) the issuance by HI of $205 million of additional term loans, the net proceeds of which were used to repay existing indebtedness.

Changes in Financial Condition

        The following information summarizes our working capital position as of December 31, 2004 and December 31, 2003 (dollars in millions):

	December 31,
			Increase (Decrease)	Percent Change
	2004	2003
Current assets:
Cash, cash equivalents and restricted cash	$252.1	$208.3	$43.8	21%
Accounts and notes receivables	1,540.4	1,102.7	437.7	40%
Inventories	1,253.9	1,039.3	214.6	21%
Prepaid expenses	45.0	39.6	5.4	14%
Deferred income taxes	11.9	14.7	(2.8)	(19)%
Other current assets	95.8	108.3	(12.5)	(12)%

Total current assets	3,199.1	2,512.9	686.2	27%

Current liabilities:
Accounts payable	1,022.6	832.1	190.5	23%
Accrued liabilities	782.1	702.0	80.1	11%
Deferred income taxes	10.8	15.1	(4.3)	(28)%
Notes payable and current portion of long-term debt	37.5	137.1	(99.6)	(73)%

Total current liabilities	1,853.0	1,686.3	166.7	10%

Working capital	$1,346.1	$826.6	$519.5	63%

        From December 31, 2003 to December 31, 2004, our working capital increased by $519.5 million as a result of the net impact of the following significant changes:

  •
  The increase in cash balances of $43.8 million results from the matters identified in the Consolidated Statement of Cash Flows contained in the Consolidated Financial Statements included elsewhere in this report.

  •
  The increase in accounts and notes receivable of $437.7 million is primarily due to higher average selling prices and higher sales volumes. In addition, accounts receivable increased due to lower proceeds from the sale of receivables under the HI A/R Securitization Program (as defined below) as of December 31, 2004 compared with December 31, 2003.

  •
  The increase in inventories of $214.6 million is mainly due to increases in raw material and energy costs.

  •
  Accounts payable increased by $190.5 million primarily as a result of increased raw material and energy costs.

  •
  Accrued liabilities increased by $80.1 million primarily due to increased reserves for restructuring and plant closing costs.

  •
  The decrease in current portion of long-term debt of $99.6 million is primarily attributable to the repayment of the Huntsman Polymers Notes of $36.8 million on January 28, 2004, and the refinancing of the HCCA Facility and the HCA Facilities, resulting in substantially all such balances being either repaid or classified as non-current at December 31, 2004. The entire balances of those facilities were classified as current as of December 31, 2003.

Debt and Liquidity

  Secured Credit Facilities

  HLLC Credit Facilities

        Prior to the October 14, 2004 refinancing of Huntsman LLC's credit facilities discussed below, Huntsman LLC's credit facilities consisted of a revolving facility of up to $275 million maturing on June 30, 2006 and a term loan A of $606.3 million and a term loan B of $96.1 million maturing in March 2007.

        On October 14, 2004, Huntsman LLC completed a $1,065 million refinancing of its credit facilities. Huntsman LLC's credit facilities (as refinanced, the "HLLC Credit Facilities") consist of a $350 million revolving facility due 2009 (the "HLLC Revolving Facility"), with an outstanding balance on December 31, 2004 of $125.0 million, and a $715 million term loan B facility due 2010 (the "HLLC Term Facility"), all of which was outstanding at December 31, 2004. The HLLC Revolving Facility is secured by a first priority lien on substantially all of Huntsman LLC's current and intangible assets and the current and intangible assets of its restricted domestic subsidiaries and by a second priority lien on substantially all of its property, plant and equipment and the property, plant and equipment of its restricted domestic subsidiaries and by its equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of Huntsman LLC's property, plant and equipment and the property, plant and equipment of its restricted domestic subsidiaries and by its equity interest in HIH and by a second priority lien on substantially all of its current and intangible assets and the current and intangible assets of its restricted domestic subsidiaries. The proceeds of the refinancing were used to repay in full Huntsman LLC's outstanding borrowings under its prior credit facilities.

        Borrowings under the new HLLC Revolving Facility are limited by a borrowing base consisting of eligible accounts receivable and inventory. The new HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity. As of December 31, 2004, the HLLC Revolving Facility and HLLC Term Facility bore interest at LIBOR plus 2.25% per year and LIBOR plus 3.50% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of our initial public offering and the amount of permanent reduction of indebtedness from the use of initial public offering proceeds at Huntsman LLC's restricted group, the HLLC Term Facility interest rate margin reduced to LIBOR plus 3.0% as of March 1, 2005. The agreements governing the HLLC Credit Facilities contain customary financial covenants, covenants relating to the incurrence of debt and the purchase and sale of assets, limitations on investments and affiliate transactions, change in control provisions, events of default and acceleration provisions. The HLLC Credit Facilities contain covenants that, as of December 31, 2004, require Huntsman LLC's restricted group to maintain a leverage ratio of consolidated net debt to EBITDA (as defined in the HLLC Credit Facilities) equal to or less than 8.00 to 1.00 and an interest coverage ratio of consolidated

EBITDA to cash interest expense (as defined in the HLLC Credit Facilities) equal to or greater than 1.30 to 1.00. As of December 31, 2004, Huntsman LLC's leverage ratio of consolidated net debt to EBITDA was 6.73 to 1.00, and its interest coverage ratio of consolidated EBITDA to cash interest expense was 1.80 to 1.00. In addition, the HLLC Credit Facilities contain a limit on calendar year consolidated capital expenditures (as defined in the HLLC Credit Facilities) of $155 million ($135 million annual allowance plus $20 million in prior year carryover) for 2004. For the year ended December 31, 2004, Huntsman LLC's restricted group's consolidated capital expenditures for covenant purposes totaled $63.4 million.

  HI Credit Facilities

        On July 13, 2004, HI completed an amendment and restatement of its senior secured credit facilities (the "HI Credit Facilities"). Pursuant to the amendment and restatement, the revolving loan facility (the "HI Revolving Facility") was reduced from $400 million to $375 million and the maturity was extended from June 2006 to September 2008. The HI Revolving Facility includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars. As of December 31, 2004, there were no outstanding loans under the HI Revolving Facility and there were $7.4 million in letters of credit outstanding. In addition, pursuant to the amendment and restatement, term loans B and C, totaling $1,240.2 million, were repaid and replaced with the new term facility (the "HI Term Facility") consisting of a $1,305 million term portion and a €50 million (approximately $61.6 million as of July 13, 2004) term portion. The additional proceeds from the HI Term Facility of approximately $126.6 million were applied to repay the $82.4 million of outstanding borrowings as of July 13, 2004 on the HI Revolving Facility and for general corporate purposes and to provide a portion of the funds for the construction of a polyethylene production facility at our Wilton, U.K. facility. The HI Credit Facilities are secured by a first priority lien on substantially all the assets of HIH, HI's domestic subsidiaries, and certain of HI's foreign subsidiaries.

        In compliance with applicable provisions of the HI Credit Facilities, on December 31, 2004, HI prepaid $59 million on the HI Term Facility as a result of excess cash flow. This prepayment was applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility will be reduced on a pro rata basis. As of December 31, 2004, subsequent to this prepayment, the HI Term Facility had a balance of $1,314.1 million, consisting of a $1,248.9 million term portion and a €47.8 million ($65.2 million) term portion.

        Pursuant to the July 13, 2004 amendment and restatement of the HI Credit Facilities, interest rates on the HI Revolving Facility and the HI Term Facility decreased from a weighted LIBOR spread of 3.50% and 4.125% to 3.25% and 3.25%, respectively. In addition, scheduled amortization of the HI Term Facility, subsequent to the excess cash payment discussed above, is approximately $13.3 million per year, commencing June 30, 2006, with the remaining unpaid balance due at maturity on December 31, 2010. Maturity will be accelerated to December 31, 2008 if HI has not refinanced all of its outstanding HI Senior Notes (as defined below) and HI Senior Subordinated Notes due 2009 (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. On December 21, 2004, HI further amended the HI Credit Facilities to, among other things, reduce the applicable base (prime) rate margin for the term loan B dollar loans from a range of 1.75% to 2.00% to a range of 1.00% to 1.25% and to reduce the applicable Eurocurrency (LIBOR) rate margin for the term loan B dollar loans from a range of 3.00% to 3.25% to a range of 2.25% to 2.50%.

        The HI Credit Facilities contain customary financial covenants, covenants relating to the incurrence of debt and the purchase and sale of assets, limitations on investments and affiliate transactions, change in control provisions, events of default and acceleration provisions. The amendment and restatement of the HI Credit Facilities amended certain financial covenants. These amendments, among other things, included changes to the maximum leverage ratio, the minimum interest coverage ratio, and provided for an increase in the permitted amount of annual consolidated capital expenditures from $250 million to $300 million, with a provision for carryover to subsequent years. In addition, the mandatory prepayment level in connection with our accounts receivable securitization program was increased from $310 million to $325 million. For more information, see "—Liquidity and Capital Resources—Off-Balance Sheet Arrangements" below. The HI Credit Facilities contain covenants that, as of December 31, 2004, require HI to maintain a leverage ratio of consolidated net debt to consolidated EBITDA (as defined in the HI Credit Facilities) equal to or less than 6.75 to 1.00 and an interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the HI Credit Facilities) equal to or greater than 1.80 to 1.00. As of December 31, 2004, HI's leverage ratio of consolidated net debt to consolidated EBITDA was 4.29 to 1.00, and its interest coverage ratio of consolidated EBITDA to consolidated cash interest expense was 2.88 to 1.00. In addition, the HI Credit Facilities contain a limit on calendar year consolidated capital expenditures (as defined in the HI Credit Facilities) of $400 million ($300 million annual allowance plus $100 million in prior year carryover) for 2004. For the year ended December 31, 2004, HI's consolidated capital expenditures for covenant purposes totaled $147.1 million.

  AdMat Revolving Credit Facility

        On June 30, 2003, AdMat entered into a $60 million revolving credit facility (the "AdMat Revolving Credit Facility") with a maturity of June 30, 2007. As of December 31, 2004, AdMat had no outstanding revolving borrowings under the AdMat Revolving Credit Facility and approximately $10.1 million of outstanding letters of credit issued under such facility. The AdMat Revolving Credit Facility is secured by a first priority lien on substantially all the assets of AdMat's domestic subsidiaries and certain of its foreign subsidiaries (the "AdMat Guarantors").

        The AdMat Revolving Credit Facility contains customary financial covenants, covenants relating to the incurrence of debt and the purchase and sale of assets, limitations on investments and affiliate transactions, change of control provisions, events of default and acceleration provisions. The AdMat Revolving Credit Facility contains covenants that, as of December 31, 2004, require AdMat to maintain a leverage ratio of consolidated net debt to consolidated EBITDA (as defined in the AdMat Revolving Credit Facility) equal to or less than 4.00 to 1.00 and a fixed charge coverage ratio of consolidated EBITDA less consolidated capital expenditures to consolidated fixed charges (as defined in the AdMat Revolving Credit Facility) equal to or greater than 1.15 to 1.00. As of December 31, 2004, AdMat's leverage ratio of consolidated net debt to consolidated EBITDA was 1.40 to 1.00, and its fixed charge coverage ratio of consolidated EBITDA less consolidated capital expenditures to consolidated fixed charges was 3.40 to 1.00. In addition, the AdMat Revolving Credit Facility contains a limit on calendar year consolidated capital expenditures (as defined in the AdMat Revolving Credit Facility) of $31.3 million ($25 million annual allowance plus $6.3 million in prior year carryover) for 2004. For the year ended December 31, 2004, AdMat's consolidated capital expenditures totaled $17.4 million.

  Notes

  Huntsman LLC Notes

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of its 11.625% senior secured notes due 2010 ("HLLC Senior Secured Notes") at an issue price of 98.8%. On December 3, 2003, Huntsman LLC sold an additional $75.4 million aggregate principal amount of HLLC Senior Secured Notes at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semi-annually in April and October of each year. Net proceeds from the sale of these notes were used to repay amounts outstanding under Huntsman LLC's prior credit facilities and certain other indebtedness. The HLLC Senior Secured Notes rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, Huntsman LLC may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of a qualified equity offering. As a result of the initial public offering, we redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes on February, 28, 2005, there remain approximately $296.0 million in aggregate principal amount outstanding.

        On June 22, 2004, Huntsman LLC sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). Interest on the HLLC Unsecured Fixed Rate Notes is payable semi-annually in January and July of each year, and interest on the Unsecured Floating Rate Notes is payable quarterly in January, April, July and October of each year. As of December 31, 2004, the interest rate on the HLLC Unsecured Floating Rate Notes was approximately 9.3%. The net proceeds from the offering were used to repay amounts outstanding under Huntsman LLC's prior credit facilities and the HCCA Facilities (as defined below). The HLLC Senior Notes are unsecured obligations of Huntsman LLC. The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes, at a redemption price of 111.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date with the net cash proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may also redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes at a redemption price of 100% plus LIBOR plus 7.25% of the principal amount thereof plus accrued and unpaid interest to the redemption date with the net cash proceeds of a qualified public offering. We used proceeds from our initial public offering of common and preferred stock to repay, in part, the HLLC Unsecured Fixed Rate Notes, and we have issued notifications to redeem 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14, and March 17, 2005, with combined call premiums of approximately $11.7 million. Following this partial redemption of the HLLC Unsecured Fixed Rate Notes to be completed by March 17, 2005, approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes will remain outstanding.

        Under the terms of a registration rights agreement among Huntsman LLC, the guarantors of the HLLC Senior Notes and the initial purchasers of the HLLC Senior Notes, Huntsman LLC was required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because Huntsman LLC did not file the registration statement by the Filing Date, it is required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which it began paying as of February 17, 2005. Huntsman LLC expects to file the registration statement during the second quarter of 2005.

        On December 31, 2004, Huntsman LLC had outstanding $44.2 million of 9.5% fixed rate and $15.1 million of variable rate senior subordinated notes due 2007 (collectively the "HLLC Subordinated Notes"). The HLLC Subordinated Notes are unsecured subordinated obligations of Huntsman LLC. Interest is payable on the HLLC Subordinated Notes semi-annually on January 1 and July 1 of each year at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. As of December 31, 2004, the interest rate on the variable rate HLLC Subordinated Notes was approximately 5.2%. The HLLC Subordinated Notes are redeemable at Huntsman LLC's option after July 1, 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005.

        On January 28, 2004, Huntsman LLC used $37.5 million of the net cash proceeds from the December 2003 additional issuance of HLLC Senior Secured Notes to redeem, in full, notes of Huntsman Polymers representing principal of $36.8 million plus accrued interest (the "Huntsman Polymers Notes"). The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, a fixed interest rate of 11.75%, and an outstanding balance of $36.8 million as of December 31, 2003.

  HI Senior Notes and HI Senior Subordinated Notes

        In March 2002, HI sold $300 million aggregate principal amount of its 9.875% senior unsecured notes due 2009 (the "HI Senior Notes"). On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semi-annually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of our 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions of the HI Senior Subordinated Notes due 2009 discussed below, HI had outstanding $600 million and €450 million ($559.6 million, which includes $5.2 million of unamortized premium) of HI Senior Subordinated Notes due 2009 outstanding. The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. In advance of the issuance of the HI Senior Subordinated Notes due 2015, HI gave notice that it would redeem $231 million and € 77 million of HI Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of HI Senior Subordinated Notes due 2009 on January 3, 2005. HI completed these redemptions as scheduled. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI had outstanding $369 million and €373 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus

$5.3 million of unamortized premium. Following the January 3, 2005 partial redemption, HI has outstanding $366.1 million and €372 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million HI Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.500% plus accrued and unpaid interest, respectively, with the net cash proceeds of a qualified equity offering. The HI Senior Subordinated Notes are unsecured and interest is payable semi-annually in January and July of each year.

        On December 10, 2004, HI entered into a cross-currency swap. The cross-currency swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1.

  AdMat Senior Secured Notes

        On June 30, 2003, AdMat issued $350 million aggregate principal amount of its senior secured notes (the "AdMat Senior Secured Notes"), consisting of 11% fixed rate notes with an aggregate principal amount of $250 million due 2010 (the "AdMat Fixed Rate Notes") and floating rate notes with an aggregate principal amount of $100 million due 2008, which bear interest at a rate equal to LIBOR plus 8.00% (but not lower than 10.00%) (the "AdMat Floating Rate Notes"). The AdMat Floating Rate Notes were issued with an original issue discount of 2%, or for $98 million. As of December 31, 2004, the interest rate on the AdMat Floating Rate Notes was 10.0%. Interest on the AdMat Senior Secured Notes is payable semi-annually in January and July of each year. The AdMat Senior Secured Notes are secured by a second lien on substantially all of the assets that secure the AdMat Revolving Credit Facility and are guaranteed on a senior basis by the AdMat Guarantors. The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at 105.5% of the principal amount thereof, declining ratably to par on or after July 15, 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at 105.0% of the principal amount thereof, declining ratably to par on or after July 15, 2007. At any time prior to July 15, 2006, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Fixed Rate Notes at 111% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of a qualified equity offering. At any time prior to July 15, 2005, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Floating Rate Notes at 111% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of a qualified equity offering.

        Under the terms of a registration rights agreement among AdMat, the AdMat Guarantors and the initial purchasers of the AdMat Senior Secured Notes, AdMat required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor period audited financial statements for certain of AdMat's subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat was required to pay additional interest on the Senior Secured Notes at a rate of 0.25% per year for the first 90-day period following the Effectiveness Date and 0.50% per year for the second 90-day period, and AdMat is currently paying additional interest at a rate of 0.75% per year. Once the registration statement becomes effective, AdMat will be required to continue paying additional interest until the exchange offer is completed. AdMat filed an amended registration statement on December 22, 2004 and expects to file a second amended registration statement late in the first quarter of 2005. AdMat expects that the exchange offer will be completed approximately 30 days after the registration statement becomes effective.

  Discount Notes

  HMP Senior Discount Notes

        On May 9, 2003, in connection with the HIH Consolidation Transaction, HMP issued HMP Senior Discount Notes with an accreted value of $423.5 million and the HMP Warrants providing for the purchase of approximately 12% of HMP's common stock. Cash proceeds from the offering were $415 million. We have recorded the HMP Senior Discount Notes at an original carrying value of $285.0 million, and we have recorded the HMP Warrants at an original carrying value of $130.0 million. As of December 31, 2004, the HMP Senior Discount Notes had a book value of $411.9 million and an accreted value of $537.3 million.

        On February 28, 2005, we used proceeds from our initial public offering of common and preferred stock to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million plus a redemption premium of $41.3 million.

  HIH Discount Notes

        On June 30, 1999, HIH issued the HIH Senior Discount Notes and the HIH Senior Subordinated Discount Notes (collectively, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes were due December 31, 2009. Interest on the HIH Discount Notes was paid in kind. As of December 31, 2004, the HIH Senior Discount Notes had an accreted value of $494.7 million. As of December 31, 2004, the HIH Senior Subordinated Discount Notes had an accreted value of $413.7 million.

        On February 28, 2005, we used proceeds from our initial public offering, together with $35 million of available cash, to redeem $452.3 million of the outstanding HIH Senior Discount Notes, and will pay call premiums of approximately $30.2 million. On March 14, 2005, we will use proceeds from our initial public offering to redeem the remaining HIH Senior Discount Notes, in full, at an accreted value of approximately $53.4 million and will pay call premiums of approximately $3.6 million. On February 28, 2005, HMP contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

  Other Debt

  Huntsman LLC

        Certain of Huntsman LLC's Australian subsidiaries maintain credit facilities. Huntsman Australia Holdings Corporation ("HAHC") and certain of its subsidiaries hold Huntsman LLC's Australian surfactants assets. On August 31, 2004, Huntsman Corporation Australia Pty Ltd ("HCA"), an indirect subsidiary of HAHC, refinanced the secured credit facility of HAHC with a A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory, and a A$44.0 million ($34.2 million) term facility (the "HCA Facilities"). As of December 31, 2004, borrowings under the HCA Facilities totaled A$55.5 million ($43.2 million).

        HCCA and certain Australian affiliates hold Huntsman LLC's Australian styrenics assets. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Senior Notes to repay a portion of the secured credit facilities of HCCA (the "HCCA Facilities"), including repaying in full the working capital facility and reducing the term facility to $14.4 million (A$20.9 million). On August 31, 2004, HCCA refinanced the HCCA Facilities with a A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the

"New HCCA Facility"). As of December 31, 2004, borrowings under the New HCCA Facility totaled A$20.6 million ($16.0 million).

        The HCA Facilities and the New HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate and mature in August 2007. As of December 31, 2004, the interest rate on the HCA Facilities and the New HCCA Facility was 8.3%.

        On March 21, 1997, Huntsman Specialty executed a 7.0% subordinated note in the amount of $75 million, payable to BASF Capital Corporation and maturing on April 30, 2008. Under the terms of the note, accrued interest from inception through April 30, 2002 was not paid in cash and was added to the note for a total principal amount of $106.6 million. Interest that accrued after April 30, 2002 is payable quarterly in cash, beginning on July 30, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates at that time. As of December 31, 2004 and December 31, 2003, the unamortized discount on the note is $5.4 million and $6.9 million, respectively.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable with an affiliated entity in the amount of $25.0 million (the "Affiliate Note"). The Affiliate Note is due and payable on the earlier of (1) the tenth anniversary of the issuance date, or (2) the date of the repayment in full in cash of all indebtedness under Huntsman LLC's senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated rate of 15% per annum, compounded annually. As of December 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $15.9 million and $10.5 million, respectively. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of our initial public offering.

        As of December 31, 2004, Huntsman LLC had $13.6 million outstanding on short term notes payable for financing a portion of its insurance premiums. Such notes have monthly scheduled amortization payments through April 1, 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

  HI

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of December 31, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with the Consolidated Chinese Splitting JV. For more information on HI's Chinese MDI joint ventures, see "—Off Balance Sheet Arrangements—Financing Chinese MDI Joint Ventures" below. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of December 31, 2004, there were $8.0 million outstanding in U.S. dollar borrowings and 20.0 million in RMB borrowings ($2.4 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2004, the interest rate for U.S. dollar borrowings was approximately 3.1% and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including us, as the successor to Huntsman Holdings. We have unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

  AdMat

        As of December 31, 2004, AdMat had $1 million debt outstanding under credit facilities in Brazil. These facilities are primarily revolving credit lines that support the working capital needs of the business and the issuance of certain letters of credit and guarantees. A portion of the other debt is backed by letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

  Receivables Securitization

        HI has an accounts receivable securitization program, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity. As of December 31, 2004, the qualified off-balance sheet entity had issued approximately $208.4 million in medium term notes. See "—Off-Balance Sheet Arrangements."

Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2004, we had approximately $1,020.0 million of combined cash and combined unused borrowing capacity, consisting of approximately $229.4 million attributable to HLLC, approximately $647.2 million attributable to HI and approximately $143.4 million attributable to AdMat. In compliance with applicable provisions of the HI Credit Facilities, on December 31, 2004, HI prepaid $59 million on the HI Term Facility. Such prepayment has been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility have been reduced pro rata. In addition, on February 28, 2005, HI declared and paid a dividend of $35.0 million to HIH. The $35.0 million was used by HIH, along with $447.5 million of proceeds from our initial public offering of common and preferred stock to partially redeem the HIH Senior Discount Notes.

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. We believe that we are currently in compliance with the covenants contained in the agreements governing our senior secured credit facilities and the indentures governing our notes.

Certain Credit Support Issues

        Our subsidiaries HIH and HI have not guaranteed or provided any other credit support to Huntsman LLC's obligations under the HLLC Credit Facilities or its outstanding notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities or to the obligations of HI and HIH under their outstanding notes. Because of restrictions contained in the financing arrangements of HIH and HI, these subsidiaries are presently unable to make any loans or "restricted payments" to Huntsman LLC, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of their equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under the outstanding notes of HIH and HI or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities or Huntsman LLC's outstanding notes. Additionally, any events of default under the HLLC Credit Facilities or Huntsman LLC's outstanding notes or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the outstanding notes of HIH or HI or the HI Credit Facilities, except insofar as foreclosure on certain subsidiary equity interests pledged to secure our obligations under the HLLC Credit Facilities or the HLLC Senior Secured Notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give rise to certain put rights in favor of the holders of outstanding notes of HI or HIH. Advanced Materials is also financed separately from HLLC and HIH, HLLC and HIH's debt is non-recourse to Advanced Materials and Advanced Materials has no contractual obligation to fund HLLC or HIH's operations and vice versa.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including current portion), lease agreements and other contractual commitments as of December 31, 2004 are summarized below (dollars in millions):

	2005	2006-2007	2008-2009	After 2009	Total
Long-term debt(1)	$35.1	$164.4	$2,621.1	$3,463.4	$6,284.0
Capital Lease obligations	2.4	4.6	5.3	3.2	15.5
Operating leases	47.8	73.9	52.2	108.1	282.0
Purchase Commmitments(2)	1,923.6	2,025.7	618.2	401.8	4,969.3

Total(3)	$2,008.9	$2,268.6	$3,296.8	$3,976.5	$11,550.8

(1)
On a pro forma basis, after giving effect to the use of proceeds from our initial public offering of common and preferred stock, our obligations under our long-term debt (including current portion), capital lease obligations and mandatory convertible preferred stock as of December 31, 2004 would be as follows:

	2005-2007	2008-2009	After 2009	Total
Long-term debt and capital lease obligations	$206.5	$1,710.1	$3,165.9	$5,082.5
Interest on long-term debt (assuming December 31, 2004 interest rates on variable rate debt obligations)	1,257.4	696.2	475.3	2,428.9
Dividend on Mandatory Convertible Preferred Stock	39.5	3.6	—	43.1
(2)
We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2004. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2004 pricing for each contract. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. These contracts approximate $157 million in 2005, declining to approximately $26 million after 2008, and are included in the table above. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future obligations are as follows:

	2005-2007	2008-2009	Average Annual Amount for Next Five Years
Pension plans	$211.4	$151.9	$78.6
Other postretirement obligations	1.2	0.7	0.4

Off-Balance Sheet Arrangements

  Receivables Securitization

        HI maintains an off-balance sheet accounts receivable securitization facility (the "HI A/R Securitization Program") to provide liquidity for its operations and working capital needs. Under the HI A/R Securitization Program, interests in certain of HI's trade receivables are transferred to a qualified off-balance sheet entity (the "Receivables Trust"). The Receivables Trust is not our affiliate. The acquisitions of these receivables by the Receivables Trust are financed through the issuance of dollar- or euro-denominated commercial paper and/or medium term notes of the Receivables Trust. The debt associated with the commercial paper and medium term notes is not reflected on our balance sheet. The HI A/R Securitization Program is an important source of liquidity to HI.

        A portion of the medium term notes (€90.5 million) is denominated in euros and is subject to fluctuation in currency rates versus the U.S. dollar. The total outstanding balance of medium term notes was approximately $208.4 million and $198.4 million in U.S. dollar equivalents as of December 31, 2004 and December 31, 2003, respectively. In addition to medium term notes, the Receivables Trust also maintains an annual commitment with a third party to issue commercial paper for an amount up to $125 million. As of December 31, 2004, HI had no commercial paper issued and outstanding under the facility. As of December 31, 2003, HI had $100 million of commercial paper outstanding under the facility. The commercial paper facility matures on March 31, 2007, and the medium term notes mature in June 2006.

        Subject to the annual seasonality of HI's accounts receivable, we estimate that the total availability from the sale of accounts receivable under the HI A/R Securitization Program will be approximately $325 million (the mandatory prepayment limit under the HI Credit Facilities, as discussed below) during the calendar year. The weighted average interest rates on the medium term notes and commercial paper was approximately 2.7% as of December 31, 2004. Losses on the HI A/R Securitization Program in the year ended December 31, 2004 were $15.6 million. Losses on the HI A/R Securitization Program include the discount on receivables sold into the program, fees and expenses associated with the program and gains (losses) on foreign currency hedge contracts mandated by the terms of the program to hedge currency exposures on the collateral supporting the off-balance sheet debt issued. For the year ended December 31, 2004, losses on the HI A/R Securitization Program include losses of $2.4 million on foreign currency hedge contracts mandated by the HI A/R Securitization Program. We believe that the multicurrency commercial paper facility discussed above has enabled HI to better naturally hedge the off-balance sheet debt to the underlying collateral supporting such debt and thereby reduce the impact on, and need for, foreign currency hedges as experienced in prior periods under the HI A/R Securitization Program.

        The HI Credit Facilities require a mandatory prepayment to the extent that the proceeds from the sale of accounts receivable under the HI A/R Securitization Program exceed $325 million at any time, except if such excess is attributed to the change in foreign currency rates within a 30-day period. HI does not guarantee the medium term notes or commercial paper issued under the program, but HI is responsible for dilution adjustments and insuring that the collection policies relating to the receivables are followed. HI also indemnifies the Receivables Trust if account debtors raise defenses, disputes, offsets or counterclaims, HI breaches its administrative or other obligations with respect to accounts or any account ceases to be an eligible receivable for purposes of the program. In addition, while HI does not anticipate it, if at any time it were unable to sell sufficient receivables into the program to support the volume of commercial paper and medium term notes issued under the program, HI would be required to inject cash into the program as collateral. Under such circumstance, and depending on the timing of such circumstance, the requirement to provide cash collateral to the program could have a negative effect on HI's liquidity.

  Financing Chinese MDI Joint Ventures

        In 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. HI's Unconsolidated Chinese Manufacturing JV, with BASF AG and three Chinese chemical companies, will build three plants to manufacture MNB, aniline, and crude MDI. HI effectively owns 35% of the Unconsolidated Chinese Manufacturing JV. HI's Consolidated Chinese Splitting JV, with Shanghai Chlor-Alkali Chemical Company, Ltd., will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of the Consolidated Chinese Splitting JV.

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. The Consolidated Chinese Splitting JV is our consolidated subsidiary, and the details of its financing are described in "—Debt and Liquidity—Other Debt" above. The Unconsolidated Chinese Manufacturing JV is not our consolidated subsidiary. The Unconsolidated Chinese Manufacturing JV obtained various committed loans in the aggregate amount of approximately $224 million in U.S. dollar equivalents. As of December 31, 2004, there were $4.0 million outstanding in U.S. dollar borrowings and 172 million in outstanding RMB ($20.8 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of the Unconsolidated Chinese Manufacturing JV and will be paid in 16 semi-annual installments, beginning no later than June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by the Unconsolidated Chinese Manufacturing JV under the loans described above (except for a VAT facility of approximately $1.5 million which is not guaranteed). Our guarantee remains in effect until the Unconsolidated Chinese Manufacturing JV has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. As noted above in "Debt and Liquidity—Other Debt," we also unconditionally guarantee 70% of the amounts due and unpaid by the Consolidated Chinese Splitting JV.

Restructuring and Plant Closing Costs

        As of December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2001	$44.2	$2.8	$6.9	$6.4	$60.3
2002 charges (credits) for 2001 initiatives	—	1.0	(4.6)	(1.7)	(5.3)
2002 charges for 2002 initiatives	1.6	2.7	—	—	4.3
2002 payments for 2001 initiatives(3)	(40.3)	(0.5)	(1.7)	(4.7)	(47.2)
2002 payments for 2002 initiatives(3)	(1.6)	(2.7)	—	—	(4.3)

Accrued liabilities as of December 31, 2002	3.9	3.3	0.6	—	7.8
HIH balance at consolidation on May 1, 2003(4)	24.2	—	—	—	24.2
AdMat opening balance sheet liabilities at June 30, 2003	53.2	1.5	—	6.1	60.8
2003 credits for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	28.2	—	—	—	28.2
2003 payments for 2001 initiatives(3)	(1.9)	(0.4)	(0.2)	—	(2.5)
2003 payments for 2003 initiatives(3)	(39.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	66.4	4.1	0.2	6.1	76.8
Adjustments to the opening balance sheet of AdMat	(2.9)	—	(0.6)	0.7	(2.8)
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	106.5	5.1	6.2	18.0	135.8
2004 payments for 2001 initiatives	—	—	(0.2)	—	(0.2)
2004 payments for 2003 initiatives	(48.0)	—	(0.4)	(3.0)	(51.4)
2004 payments for 2004 initiatives	(31.4)	(0.4)	—	(4.6)	(36.4)
Non-cash settlements	—	—	(0.5)	—	(0.5)
Foreign currency effect on reserve balance	6.3	—	—	—	6.3

Accrued liabilities as of December 31, 2004	$122.0	$8.8	$4.7	$17.6	$153.1

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Post employment Benefits."

(2)
Accrued liabilities by initiatives are as follows:

	December 31, 2004	December 31, 2003
2001 initiatives	$2.6	$2.8
2002 initiatives	—	—
2003 initiatives	44.8	74.0
2004 initiatives	99.4	—
Foreign currency effect on reserve balance	6.3	—

Total	$153.1	$76.8

(3)
Includes impact of foreign currency translation.

(4)
Prior to May 1, 2003, our investment in HIH was recorded on the equity method. Effective May 1, 2003, HIH is recorded as a consolidated subsidiary. For more information, see "Part I, Item 1. Business—Ownership and Structure." HIH accrued liabilities for workforce reductions include a $7.1 million liability at December 31, 2002 related to a prior period and a $19.1 million charge recorded in the first quarter of 2003, offset by $2.0 million in cash payments through May 1, 2003.

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total
Accrued liabilities as of December 31, 2001	$—	$—	$—	$—	$25.1	$35.2	$—	$60.3
2002 credits for 2001 initiatives	—	—	—	—	(5.3)	—	—	(5.3)
2002 charges for 2002 initiatives	—	—	4.3	—	—	—	—	4.3
2002 payments for 2001 initiatives(2)	—	—	—	—	(17.0)	(30.2)	—	(47.2)
2002 payments for 2002 initiatives(2)	—	—	(4.3)	—	—	—	—	(4.3)

Accrued liabilities as of December 31, 2002	—	—	—	—	2.8	5.0	—	7.8
HIH balance at consolidation on May 1, 2003	24.2	—						24.2
AdMat opening balance sheet liabilities at June 30, 2003	—	60.8	—	—	—	—	—	60.8
2003 credits for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	11.0	—	10.7	6.5	—	—	—	28.2
2003 payments for 2001 initiatives(2)	—	—	—	—	—	(2.5)		(2.5)
2003 payments for 2003 initiatives(2)	(19.4)	(9.3)	(8.3)	(2.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	15.8	51.5	2.4	4.3	2.8	—	—	76.8
Adjustments to the opening balance sheet of AdMat	—	(2.8)	—	—	—	—	—	(2.8)
2004 charges for 2003 initiatives	10.0		0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives(1)	16.4	9.0	56.6	27.3	9.4	16.7	0.4	135.8
2004 payments for 2001 initiatives	—	—	—	—	(0.2)	—	—	(0.2)
2004 payments for 2003 initiatives	(11.5)	(26.0)	(2.4)	(10.9)	(0.6)	—	—	(51.4)
2004 payments for 2004 initiatives	(11.8)	(0.1)	(1.4)	(14.3)	(6.2)	(2.2)	(0.4)	(36.4)
Non-cash settlements	—	(0.5)	—	—	—	—	—	(0.5)
Foreign currency effect on reserve balance	0.1	1.9	2.6	1.1	—	0.6	—	6.3

Accrued liabilities as of December 31, 2004	$19.0	$33.0	$58.2	$22.0	$5.8	$15.1	$—	$153.1

Current portion of restructuring reserve	$19.0	$33.0	$39.2	$22.0	$5.8	$15.1	$—	$134.1
Noncurrent portion of restructuring reserve	—	—	19.0	—	—	—	—	19.0
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year
Cash charges	$5.5	$1.0	$—	$6.0	$2.2	$3.5	$0.3	$18.5
Noncash charges	—	—	—	—	—	—	—	—
Estimated additional charges beyond one year
Cash charges	$—	$—	$—	$4.7	$—	$—	$—	$4.7
Noncash charges	—	—	—	—	—	—	—	—

(1)
Does not include non-cash charges of $138.0 million for asset impairments and write downs.

(2)
Includes impact of foreign currency translation.

        The following table sets forth the expected effects from our restructuring and plant closing activities in process as of December 31, 2004:

	Year Ended December 31,
	2005	2006
	(in millions)
Expected increase (decrease) from restructuring and plant closing activities on:
Revenues	$(22)	$(43)
Cost of goods sold	$(87)	$(138)
Gross profit	$65	$95
Selling, general and administrative expenses	$(16)	$(26)
Operating income	$81	$121
Net cash provided by operating activities	$(38)	$112

        The foregoing are estimates and are subject to risks and uncertainties. We cannot assure you that the actual effects from our restructuring and plant closing activities will be consistent with the foregoing estimates.

2004 Restructuring Activities

        As of December 31, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $153.1 million and $76.8 million, respectively. During the year ended December 31, 2004, we, on a consolidated basis, recorded additional charges of $299.3 million, including $138.0 million of charges for asset impairment and write downs, and $161.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2004 period, we made cash payments against these reserves of $88.0 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the year ended December 31, 2004, the Polyurethanes segment recorded additional restructuring charges of $36.9 million consisting of $26.4 million of charges for restructuring activities payable in cash and $10.5 million of asset impairment and made cash payments of $23.3 million. These restructuring activities are expected to result in additional restructuring charges of approximately $5.5 million through 2005 and result in workforce reductions of approximately 160 positions, of which 86 positions have been reduced during the year ended December 31, 2004. As of December 31, 2004, the balance of the Polyurethanes segment reserve totaled $19.0 million.

        As of December 31 2003, the Advanced Materials segment reserve consisted of $51.5 million related to this restructuring program implemented in association with the AdMat Transaction. The program includes reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. We reduced our workforce by 192 individuals and 188 individuals during the twelve months ended December 31, 2004 and the six months ended December 31, 2003, respectively. During 2004, the Advanced Materials segment reversed $2.8 million of restructuring reserves recorded in the AdMat Transaction that were no longer required and recorded a corresponding reduction to intangible assets (see "Note 6. Intangible Assets"). This initial cost reduction program is expected to continue through December 2005 and is estimated to involve $57.5 million in total restructuring costs, all of which were recorded in the opening balance sheet of AdMat. In the fourth quarter 2004, we recorded restructuring charges of $9.0 million, all of which are payable in cash, relating to a realignment and simplification of our commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. This restructuring activity is expected to result in workforce reductions of approximately 120 employees, of which approximately 100 will be reduced during the first quarter of 2005. We expect to incur additional charges of approximately $1.0 million during 2005 for employee relocation costs associated with these restructuring activities. During 2004, the Advanced Materials segment made cash payments of $26.1 million relating to our restructuring activities. As of December 31, 2004, the balance of the Advanced Materials segment reserve totaled $33.0 million.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the year ended December 31, 2004, the Performance Products segment recorded additional restructuring charges of $97.5 million consisting of $57.0 million of charges payable in cash and $40.5 million of asset impairment charges. During 2004, we adopted a plan to reduce the workforce across all locations in our European surfactants business by approximately 320 positions over a period of 15 months. This plan included the closure of substantially all of our Whitehaven, U.K. surfactants facility. In connection with the rationalization of the Whitehaven facility, we recognized a restructuring charge of $55.4 million in the fourth quarter of 2004, of which approximately $31.1 million is payable in cash and $24.3 million is impairment of assets. We recorded a restructuring charge of $17.5 million, all payable in cash, in respect to workforce reductions across a number of our European facilities. During 2004, the Performance Products segment announced the closure of our Guelph, Ontario, Canada Performance Products manufacturing facility, involving a restructuring charge of $20.4 million consisting of a $15.5 million asset impairment and $4.9 million of charges payable in cash. Production will be moved to our other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During 2004, the Performance Products segment also announced the closure of our maleic anhydride briquette facility in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of $0.7 million in asset impairment charges and $0.8 million in charges payable in cash. During 2004, this segment also announced the closure of our technical facility in Austin, Texas and recorded a restructuring charge of $2.0 million which is payable in cash. Restructuring charges of $0.7 million were recorded relating to various other cost reduction efforts. During the year ended December 31, 2004, the Performance Products segment made cash payments of $3.8 million related to restructuring activities. As of December 31, 2004, the balance of the Performance Products segment reserve totaled $58.2 million.

        As of December 31, 2003, the Pigments segment reserve consisted of $4.3 million relating to our global workforce reductions announced in August 2003. During the year ended December 31, 2004, the Pigments segment recorded additional restructuring charges of $123.3 million and made cash payments of $25.2 million. During 2004, the Pigments segment recorded restructuring expenses of $17.3 million related to global workforce reductions, all of which are payable in cash. In addition, in April 2004, we announced that, following a review of the Pigments business, we would idle approximately 55,000 tonnes, or about 10%, of our total titanium dioxide ("TiO2") production capacity in the third and fourth quarter of 2004. As a result of this decision, we recorded a restructuring charge of $24.5 million to be paid in cash, a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets. These combined restructuring activities are expected to result in additional restructuring charges of approximately $10.7 million through 2010 and result in workforce reductions of approximately 600 positions, of which approximately 400 positions have been reduced as of December 31, 2004. As of December 31, 2004, the balance of the Pigments segment reserve totaled $22.0 million.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to our demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and non-cancelable lease costs. During 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.4 million consisting of $3.6 million in non-cash charges and $1.8 million of charges payable in cash. During 2004, the Polymers segment announced additional restructuring activities at our Odessa, Texas and Mansonville, Canada facilities and recorded a restructuring charge of $8.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $2.2 million through 2005 and in workforce reductions of approximately 100 positions. During 2004, the Polymers segment made cash payments of $7.0 million related to restructuring activities. The Polymers segment reserve totaled $5.8 million as of December 31, 2004.

        As of December 31, 2004, the Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the year ended December 31, 2004, the Base Chemicals segment recorded restructuring charges of $16.7 million, all of which is payable in cash. Also during 2004, the Base Chemicals segment made cash payments of $2.2 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of approximately $3.5 million and in workforce reductions of approximately 100 positions through 2005. As of December 31, 2004, the Base Chemical segment reserve totaled $15.1 million.

        During 2004, we recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

2003 Restructuring Activities

        On March 11, 2003 (before HIH was consolidated into our Company), the Polyurethanes segment announced that it would integrate its global flexible products unit into its urethane specialties unit, and recorded a restructuring charge of $19.2 million for workforce reductions of approximately 118 employees. During the remainder of the year, charges of $11.0 million were taken for workforce reductions relating to this restructuring at the Rozenberg, Netherlands site.

        In June 2003, we announced that our Performance Products segment would close a number of plants at our Whitehaven, U.K. facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. We also recorded a $2.0 million charge in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of our surfactants technical center in Oldbury, U.K., and the restructuring of our facility in Barcelona, Spain. These charges are part of an overall cost reduction program for this segment that is expected to be implemented through 2005.

        In August 2003, we recorded a restructuring charge of $6.5 million related to workforce reductions of approximately 63 employees across our global Pigments operations. The overall cost reduction program to be completed through 2005 for the Pigments segment will involve 250 employees and is estimated to cost an additional $16.5 million. At December 31, 2003, $4.3 million remains in the reserve for restructuring and plant closing costs related to these restructuring activities.

        In connection with the AdMat Transaction, we are implementing a substantial cost reduction program. The program will include reductions in costs of our global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. The cost reduction program is expected to be implemented through 2005 and is estimated to involve $60.8 million in total restructuring costs. As part of the program, we expect to incur approximately $53.2 million to reduce headcount and to incur approximately $7.6 million to close plants and discontinue certain service contracts worldwide. We reduced 188 staff in the six months ended December 31 2003. Payments of restructuring and plant closing costs were recorded against reserves established in connection with recording the AdMat Transaction as a purchase business combination. At December 31, 2003, $51.5 million remains in the reserve for restructuring and plant closing costs related to the cost reduction program. We expect to finalize our restructuring plans by June 30, 2004. Accordingly, the reserve for restructuring and plant closing costs are subject to revision based on final assessment.

2002 Restructuring Activities

        During 2002, we announced that we would be closing certain units at our Jefferson County and Canadian plants, primarily in the Performance Products business. As a result, we recorded accrued severance and shutdown costs of $4.3 million substantially all of which had not been paid at December 31, 2002. The net effect of 2002 unit closing costs and the reversal of restructuring charges in 2001 to reflect $1.0 million in income in 2002 and to reflect a $7.8 million accrual at December 31, 2002.

Capital Expenditures

  Estimates for 2005

        During 2005, we expect to spend approximately $400 million on capital projects, including capital expenditures on our LDPE facility at Wilton, U.K., plus an additional $57 million in capital expenditures associated with our Consolidated Chinese Splitting JV. During 2005, we expect HI to invest, as equity, approximately $14 million in the Unconsolidated Chinese Manufacturing JV. In addition, during 2005, HI expects to invest approximately $8 million in the Consolidated Chinese Splitting JV, which expects to have capital expenditures of approximately $57 million. The remaining funding of the Consolidated Chinese Splitting JV's capital expenditures will be financed through equity investments by the other joint venture partners and loans from local Chinese lenders. We expect that HI's total equity investment in the Chinese joint ventures will be approximately $85 million, of which approximately $42 million will be in the Unconsolidated Chinese Manufacturing JV and approximately $43 million in the Consolidated Chinese Splitting JV. We expect that the total project capital expenditures by the Consolidated Chinese Splitting JV will be approximately $125 million, of which approximately $43 million will be funded from HI's equity investment and the remainder from equity investments by joint venture partners and loans from local Chinese lenders. We expect completion of HI's Chinese joint ventures in 2006.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct net of any grant proceeds obtained. HI has been awarded a grant of £16.5 million (approximately $30 million) from the U.K. Government's Department of Trade and Industry to finance a portion of the construction of the LDPE facility. We expect construction of the

LDPE facility to be complete in late 2007. During 2005, we expect to spend approximately $80 million in capital expenditures associated with the LDPE facility at Wilton, U.K.

        We expect to finance our capital expenditure commitments through a combination of our financing arrangements and cash flow from operations.

  Year Ended December 31, 2004

        Capital expenditures for the year ended December 31, 2004 and December 31, 2003 were $226.6 million and $191.0 million, respectively. The increase is largely attributable to the HIH Consolidation Transaction effective May 2003 and the AdMat Transaction effective June 30, 2003. In 2004, HI spent $11.8 million to fund the Unconsolidated Chinese Manufacturing JV as an investment in unconsolidated affiliates. In 2004, HI also invested $12.5 million in the Consolidated Chinese Splitting JV, which had $23.4 million in total capital expenditures. The remaining funding for the Consolidated Chinese Splitting JV's capital expenditures was financed through equity investments by the other joint venture partners and loans from local Chinese lenders.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the year ended December 31, 2004 and 2003, we invested $1.8 million and $2.2 million, respectively, in Rubicon. With respect to Louisiana Pigment, during the year ended December 31, 2004 and 2003, we received $9.1 million and $2.1 million, respectively.

  Year Ended December 31, 2003

        Consolidated capital expenditures for the years ended December 31, 2003 and December 31, 2002 were $191.0 million and $70.2 million, respectively. The increase is largely attributable to the HIH Consolidation Transaction effective May 2003 and the AdMat Transaction effective June 30, 2003.

        At HIH, capital expenditures for the year ended December 31, 2003 were $127.4 million, a decrease of approximately $63.1 million compared to 2002. The decrease was largely attributable to increased expenditures in the 2002 period in connection with the ICON modernization and the expansion of the titanium dioxide manufacturing facility at Greatham, U.K., and the SAP project within our Pigments segment. At HLLC (excluding HIH), capital expenditures for the year ended December 31, 2003 were $89.7 million, an increase of approximately $19.5 million compared to 2002. This increase was largely attributable to increased capital expenditures in the 2003 period in connection with the planned turnaround and inspection of our Port Arthur, Texas Olefins unit, the implementation of our North American SAP system, and a return to a more normalized level of expenditures. At Advanced Materials, capital expenditures for the year ended December 31, 2003 were $11.8 million, a decrease of approximately $12.2 million compared to 2002. This decrease was largely attributable to liquidity management efforts.

Environmental, Health and Safety Matters

        For information on environmental, health and safety matters, see "Part I. Item 1. Business—Environmental, Health and Safety Matters."

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46

(FIN 46R), to clarify certain complexities. We adopted this standard on January 1, 2005. The impact of FIN 46R on our financial statements was not significant.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." This standard is effective for us beginning in January 2006. We are reviewing SFAS No. 123R to determine the statement's impact on our consolidated financial statements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements. Our significant accounting policies are summarized in "Note 2. Summary of Significant Accounting Policies" to our Consolidated Financial Statements included elsewhere in this report. Summarized below are our critical accounting policies:

Revenue Recognition

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured and pricing is fixed or determinable. This occurs at the time shipment is made.

Long-Lived Assets

        The determination of useful lives of our property, plant and equipment is considered a critical accounting estimate. Such lives are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 30 years and depreciation is recorded on the straight-line method. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency declines and the useful lives of our assets would be shorter.

        Until January 1, 2003, approximately $1.3 billion of our total plant and equipment was depreciated using the straight-line method on a group basis at a 4.7% composite rate. When capital assets representing complete groups of property were disposed of, the difference between the disposal proceeds and net book value was credited or charged to income. When miscellaneous assets were disposed of, the difference between asset costs and salvage value was charged or credited to accumulated depreciation. Effective January 1, 2003, we changed our method of accounting for depreciation for the assets previously recorded on a group basis to the component method. Specifically, the net book value of all the assets on January 1, 2003 were allocated to individual components and are being depreciated over their remaining useful lives and gains and losses are recognized when a component is retired. This change decreased depreciation for the year ended December 31, 2003 by $43.0 million.

        Management uses judgment to estimate the useful lives of our long-lived assets. If the useful lives of our property, plant and equipment as of December 31, 2004 were to have been estimated to be one year greater or one year less, then depreciation expense for the year ended December 31, 2004 would have been approximately $41 million less or $48 million greater, respectively.

        We are required to evaluate our plant assets whenever events indicate that the carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related property to the carrying value. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, work force reductions and other cost savings programs. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary. While management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate, management's estimates on a project-by-project basis have not varied to a material degree. See "Note 10. Restructuring and Plant Closing Costs" to our Consolidated Financial Statements included elsewhere in this report for further discussion of our restructuring activities.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against our entire U.S., and a material portion of our non-U.S., deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

        Subsequent to the AdMat Transaction, substantially all non-U.S. operations of AdMat are treated as our branches for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. Until we have sufficient U.S. taxable income to utilize U.S. foreign tax credits, most AdMat income will continue to be effectively taxed in both the U.S. and in the non-U.S. jurisdictions in which it is earned.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $30.0 million at December 31, 2004. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

        As a matter of course, our subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions. We believe adequate provision has been made for all outstanding issues for all open years.

Employee Benefit Programs

        We sponsor several contributory and non-contributory defined benefit plans primarily covering employees in the U.S., the U.K., Netherlands, Belgium, Canada and a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from the employer. We also sponsor unfunded post-retirement plans which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected return on assets, discount rates, compensation increases, mortality rates and health care costs trends. These assumptions are disclosed in "Note 19. Employee Benefit Plans" to our Consolidated Financial Statements included elsewhere in this report.

        Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee benefit plan liabilities and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Income Statement Impact(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(30.7)	$(112.6)
—1% decrease	38.6	228.9
Expected return on assets
—1% increase	(15.9)	—
—1% decrease	15.9	—
Rate of compensation increase
—1% increase	30.7	—
—1% decrease	(21.1)	—

(1)
Estimated impact on 2004 net periodic benefit cost.

(2)
Estimated impact on 2004 "Additional Minimum Liability" and "Reduction in Shareholder Equity."

Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information see "Note 23. Environmental, Health and Safety Matters" to the Consolidated Financial Statements of Huntsman Corporation included elsewhere in this report.

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of all such factors and the risks specified in our recently filed registration statement on Form S-1 (file no. 333-120749), some of which are summarized below:

  •
  We have a history of losses and may incur losses in the future, which could materially reduce the market price of our stock.

  •
  Our available cash and access to additional capital may be limited by our substantial leverage, which could restrict our ability to grow our businesses.

  •
  A downgrade in the ratings of the debt securities of our subsidiaries could result in increased interest and other financial expenses related to the borrowings of our subsidiaries and could restrict our access to additional capital or trade credit.

  •
  We are a holding company, with no revenue generating operations of our own. We depend on the performance of our subsidiaries and their ability to make distributions to us.

  •
  Demand for many of our products is cyclical, and we may experience prolonged depressed market conditions for such products.

  •
  Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

  •
  The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could reduce the trading price of our stock.

  •
  Our operations involve risks that may increase our operating costs, which could reduce our profitability.

  •
  Our independent auditors have reported several material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and result in a lower trading price of our stock.

  •
  We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

  •
  Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially reduce our sales and/or materially increase our costs.

  •
  Our results of operations may be adversely affected by fluctuations in currency exchange rates and international business risks.

  •
  Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be impaired.

  •
  Loss of key members of our management could disrupt our business.

  •
  Terrorist attacks, such as the attacks that occurred on September 11, 2001, the continuing military action in Iraq, general instability in various OPEC member nations, the threat of other attacks or acts of war in the U.S. and abroad and increased security regulations related to our industry could adversely affect our business.

  •
  Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practicable with exposures of other subsidiaries and the remaining exposures then, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, HI's accounts receivable securitization program requires in certain circumstances that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program. As of December 31, 2004, our outstanding forward foreign exchange contracts were not considered material.

        On December 10, 2004, HI entered into a cross currency swap of fixed rate debt with several financial institutions in order to more effectively hedge its overall underlying euro long-term net asset and euro cash flow exposures. In this transaction, HI agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, HI will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, HI is required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semi-annually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap will receive effective treatment as a net investment hedge under GAAP.

        As of December 31, 2004, HLLC had entered into approximately $184.3 million notional amount of interest rate swap transactions, which have remaining terms ranging from approximately twelve to thirty months. The majority of these transactions hedge against movements in U.S. dollar interest rates. The U.S. dollar swap transactions obligate HLLC to pay fixed amounts ranging from 4.3% to 6.6% of the notional amount in exchange for LIBOR-based floating amounts. As of December 31, 2004, Advanced Materials had not entered into any interest rate agreements. We do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.

        We finance certain of our non-U.S. subsidiaries with intercompany loans. In some cases, these loans are denominated in currencies other than the subsidiaries' functional currency. Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. As a result of our review of certain of our intercompany loans in the first quarter of 2005, we have increased the amount of our Permanent Loans. We expect that this will result in less foreign currency transaction gains and losses reflected in earnings.

Interest Rates

        As of December 31, 2004, the estimated value of our consolidated debt was approximately $6.8 billion and the weighted average interest rate of our combined borrowings was approximately 9.5%. Pro forma for the application of proceeds from our initial public offering of common and preferred stock, the weighted average interest rate of our combined borrowings as of December 31, 2004 is 7.8%. As of December 31, 2004, we had combined outstanding variable rate borrowings at HLLC, HI and AdMat of approximately $2.5 billion. The weighted average interest rate of these borrowings was approximately 5.7%. This weighted average rate does not consider the effects of interest rate hedging activities. Assuming a 1.0% increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $25 million. This increase would be reduced by approximately $1.8 million on an annualized basis, as a result of the effects of the interest rate swap transactions described above.

Commodity Prices

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 2004, we had forward purchase and sale contracts for 66,000 tonnes of naphtha and 124,000 tonnes of other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses or gains of approximately $2.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our independent accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

        In connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm, or auditors, identified several matters that they deemed to be "material weaknesses" in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. The auditors noted that these material weaknesses had led to restatements of the financial statements of certain of our subsidiaries in recent periods.

        The principal material weakness identified by our auditors was that our controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of our subsidiaries. Specifically, the auditors noted that there was not a detailed review of the data supporting the disclosures in our financial statements by a senior member of our controllership function, that supporting documentation for certain disclosures was very limited, that the processes used to aggregate the information varied by company, without a standard, comprehensive package of supporting disclosure, and that information delivered to our senior management and our audit committee was not timely and was often incomplete.

        In addition, the auditors noted that we had made a data entry error during the transition of our PO business to the SAP enterprise resource planning system in April 2003. This error, which was not detected until February 2004, led to the restatement of the third quarter 2003 financial statements of certain of our subsidiaries, resulting in a $12.3 million increase in our net loss for the three months ended September 30, 2003. The auditors also noted that during 2003, loss on sale of accounts receivable related to our receivables securitization program was reported incorrectly due to a failure to properly understand certain aspects of the securitization program and a lack of oversight in the accounting for the program. This error led to the restatement of the financial statements of certain of our subsidiaries for the first three quarters of 2003, resulting in a $17.9 million decrease in our net loss for the three months ended March 31, 2003, a $12.3 million decrease in our net loss for the three months ended June 30, 2003 and a $6.4 million decrease in our net loss for the three months ended September 30, 2003.

        On October 12, 2004, we announced that we had determined to reclassify certain amounts in our consolidated statements of cash flows caused by errors in the automated process by which we determined the effect and classification of foreign exchange rate, the classification of repayment of debt by a subsidiary and the classification of certain fees paid in connection with the AdMat Transaction on our statements of cash flows. These errors led to a restatement of the financial statements of certain of our subsidiaries for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001. These reclassifications had no impact on our consolidated statements of operations or balance sheets.

        In connection with the audit of our financial statements for the nine months ended September 30, 2004, the auditors advised us of various matters involving internal controls, relating to the closing of our books and records, that they considered to be a "reportable condition." The auditors advised us that they believed this condition contributed to a number of misstatements in our financial statements that individually and in the aggregate were not material. Although the auditors advised us of this reportable condition, they did not judge it to be a material weakness in connection with the audit of our financial statements for the nine months ended September 30, 2004. In conducting such audit, the auditors did not undertake to audit our internal controls, and thus we cannot give any assurance that they would not note additional material weaknesses or reiterate the material weaknesses described above had they done so.

        We entered into a number of significant transactions in 2003, including the acquisition of the HIH minority interests and the AdMat Transaction, which significantly increased our financial reporting obligations. To improve our financial accounting organization and processes, we appointed a new independent director as the chairman of our audit committee in December 2003. In addition, since the beginning of 2004, we have replaced our Controller and have added 13 new positions in the areas of finance, treasury, internal controls and internal audit, including a Director of Financial Reporting and a Director of Internal Controls. We intend to add two more positions in internal audit before the end of the first quarter of 2005. We have also adopted and implemented additional policies and procedures to strengthen our financial reporting system.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2004. In undertaking this evaluation, our management has considered the matters identified by the auditors. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company, including our consolidated subsidiaries, is made known to the chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        Other than as specified above, no change in our internal control over financial reporting occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The current members of our board of directors and our current executive officers are listed below. Our directors serve staggered three-year terms and our executive officers serve at the pleasure of our board of directors.

Board of Directors and Executive Officers

Name	Age	Position
Jon M. Huntsman*	67	Chairman of the Board and Director, Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee
Peter R. Huntsman*	42	President, Chief Executive Officer and Director
J. Kimo Esplin	42	Executive Vice President and Chief Financial Officer
Samuel D. Scruggs	45	Executive Vice President, General Counsel and Secretary
Anthony P. Hankins	47	Division President, Polyurethanes
Paul G. Hulme	48	Division President, Advanced Materials
Thomas J. Keenan	52	Division President, Pigments
Kevin J. Ninow	41	Division President, Base Chemicals and Polymers
Donald J. Stanutz	54	Division President, Performance Products
Michael J. Kern	55	Senior Vice President, Environmental, Health & Safety and Chief Information Officer
Don H. Olsen	59	Senior Vice President, Global Public Affairs
Brian V. Ridd	47	Senior Vice President, Purchasing
L. Russell Healy	49	Vice President and Controller
David J. Matlin	43	Director
Richard Michaelson	53	Director, Chairman of the Audit Committee
Christopher R. Pechock	40	Director

*
Jon M. Huntsman is the father of Peter R. Huntsman.

        Our other key officers are listed below.

Name	Age	Position
Martin Casey	57	Vice President, Strategic Planning
Sean Douglas	40	Vice President and Treasurer
Kevin C. Hardman	41	Vice President, Tax
John R. Heskett	36	Vice President, Corporate Development and Investor Relations
James R. Moore	60	Vice President and Deputy General Counsel
R. Wade Rogers	39	Vice President, Global Human Resources

        Jon M. Huntsman is Chairman of the Board of Directors of our Company and has held this position since our Company was formed. Mr. Huntsman is also Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of HLLC, HIH, HI and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School,

University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute.

        Peter R. Huntsman is President, Chief Executive Officer and a Director of our Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of HLLC, HIH, HI and certain of our other subsidiaries.

        J. Kimo Esplin is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as chief financial officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        Samuel D. Scruggs is Executive Vice President, General Counsel and Secretary. Mr. Scruggs served as Vice President and Treasurer from 2000 to 2002 and as Vice President and Associate General Counsel from 1999 to 2000. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Anthony P. Hankins is Division President, Polyurethanes. Mr. Hankins was appointed to this position in March 2004. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for our Polyurethanes business. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme is Division President, Advanced Materials, and has served in that role since June 2003. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        Thomas J. Keenan is Division President, Pigments, and has served in that role since August 2003. From January 2000 to August 2003, Mr. Keenan served as President, North American Petrochemicals and Polymers, and from January 1998 to January 2000, he served as Senior Vice President of Huntsman Chemical Company LLC. Prior to joining Huntsman in 1994, Mr. Keenan was Vice President and General Manager, Olefins and Polyolefins for Mobil Chemical Company, where he worked for more than sixteen years.

        Kevin J. Ninow is Division President, Base Chemicals and Polymers, and has served in that role since July 2003. From July 1999 to July 2003, Mr. Ninow served as Senior Vice President, European Petrochemicals. Mr. Ninow joined Huntsman in 1989.

        Donald J. Stanutz is Division President, Performance Products. Mr. Stanutz was appointed to this position in March 2004. Mr. Stanutz served as Executive Vice President and Chief Operating Officer of HLLC from December 2001 to February 2004, as Executive Vice President, Global Sales and Marketing from July 2000 to November 2001 and as Executive Vice President, Polyurethanes, PO and Performance Chemicals from July 1999 to June 2000. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

        Michael J. Kern is Senior Vice President—Environmental, Health & Safety, and Chief Information Officer. Mr. Kern has held this position since December 2003. Mr. Kern has served in several senior management positions of our Company, including Senior Vice President, Environmental, Health & Safety from July 2001 to December 2003 and Senior Vice President, Manufacturing from December 1995 to July 2001. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager—Jefferson County Operations from April 1993 until joining our Company, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

        Don H. Olsen is Senior Vice President, Global Public Affairs. Mr. Olsen served as Senior Vice President, Public Affairs from August 1993 until he was appointed to his current position in June 2003 and as Vice President, Communications from November 1988 until August 1993. Prior to joining Huntsman in 1988, Mr. Olsen had a 17-year career in broadcast journalism. He also spent three years in Washington, D.C. as Director of Communications for former U.S. Senator Jake Garn.

        Brian V. Ridd is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        L. Russell Healy is Vice President and Controller. Mr. Healy is also Vice President and Controller of HLLC, HIH, HI and Advanced Materials and has served in these capacities since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, and from July 1999 to July 2001, he served as Vice President and Finance Director for HI. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche, LLP. Mr. Healy is a Certified Public Accountant and holds a master's degree in accounting.

        David J. Matlin is a Director. Mr. Matlin also serves as the Chief Executive Officer of MatlinPatterson Global Advisers LLC, a $3.8 billion private equity firm which he co-founded in 2002 in a spin-off from Credit Suisse First Boston. Prior to the formation of MatlinPatterson in 2002, Mr. Matlin was a Managing Director at Credit Suisse First Boston and the head of its Distressed Securities Group since its formation in 1994. Prior to joining Credit Suisse First Boston, Mr. Matlin was Managing Director of distressed securities and co-founder of Merrion Group, L.P., a successor to Scully Brothers & Foss L.P. from 1988 to 1994. From 1986 to 1988, he was a securities analyst at Halcyon Investments. Mr. Matlin is a director or manager, as applicable, of HLLC, HIH and certain of our other subsidiaries.

        Richard Michaelson is a Director and Chairman of the Audit Committee. Mr. Michaelson is the Chief Financial Officer and Secretary of Life Sciences Research Inc, a contract research organization providing global outsourcing services to the pharmaceutical industry. Prior to his joining LSR in 1998, he was a partner in Focused Healthcare Partners, a healthcare investment company. Mr. Michaelson was the Chief Financial Officer of Unilab Corporation, California's largest provider of clinical laboratory services, from 1993 to 1997, and held a succession of senior management positions at MetPath (now Quest Diagnostics) between 1982 and 1993. Mr. Michaelson was a financial analyst at IBM from 1979 to 1982. Mr. Michaelson is a director or manager, as applicable, of HLLC, HIH and certain of our other subsidiaries.

        Christopher R. Pechock is a Director. Mr. Pechock has served as an officer of MatlinPatterson Global Advisers LLC since July 2002. Mr. Pechock has been active in the distressed securities markets for 14 years. Prior to July 2002, Mr. Pechock was a member of Credit Suisse First Boston's Distressed Group which he joined in 1999. Before joining Credit Suisse First Boston, Mr. Pechock was a Portfolio Manager and Research Analyst in distressed securities at Turnberry Capital Management, L.P. from 1997 to 1999, a Portfolio Manager in distressed securities and special situations at Eos Partners, L.P. from 1996 to 1997, a Vice President and high yield analyst at PaineWebber Inc. from 1993 to 1996 and an analyst in risk arbitrage at Wertheim Schroder & Co., Incorporated from 1987 to 1991. Mr. Pechock is a director or manager, as applicable, of HLLC, HIH and certain of our other subsidiaries.

        Martin Casey is Vice President, Strategic Planning. Dr. Casey has held this position since August 2004. From 1999 until he was appointed to his current position, Dr. Casey was responsible for planning and business development in Huntsman's Polyurethanes Business, which was acquired from ICI in 1999. From 1995 to 1999 he was New Business Development Manager for ICI's polyurethanes business, before which he was Business Manager for ICI's acrylic sheet business and held a variety of earlier positions in technical and business management roles.

        Sean Douglas is Vice President and Treasurer. Mr. Douglas served as Vice President, Finance from July 2001 until he was appointed to his current position in 2002 and as Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of Price Waterhouse.

        Kevin C. Hardman is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Mr. Hardman is also Vice President, Tax of HLLC. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche, LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett is Vice President, Corporate Development and Investor Relations. Mr. Heskett has held this position since August 2004. Mr. Heskett was appointed Vice President, Corporate Development in 2002. Mr. Heskett previously served as Assistant Treasurer for our Company and several of our subsidiaries, including HI and HLLC. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        James R. Moore is Vice President and Deputy General Counsel. Mr. Moore served as Vice President and Chief Environmental Counsel from 2002 until he was appointed to his current position in 2003. Mr. Moore served as Senior Environmental Counsel from 1998 to 2002. From 1989 until joining Huntsman in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie. Mr. Moore also previously served as a trial attorney with the U.S. Department of Justice, an assistant U.S. Attorney and Regional Counsel, Region 10, of the U.S. Environmental Protection Agency.

        R. Wade Rogers is Vice President, Global Human Resources. Mr. Rogers has held this position since May 2004. From October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

Composition of the Board

        Our board of directors currently consists of five directors, including Richard Michaelson, who is an independent director. The listing requirements of the New York Stock Exchange require that our board of directors be composed of a majority of independent directors within one year of the listing of our common stock on the New York Stock Exchange. Accordingly, we intend to appoint additional independent directors to our board of directors during 2005.

        Pursuant to our certificate of incorporation, our board of directors is divided into three classes. The members of each class serve staggered, three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. The classes are composed as follows:

  •
  Jon M. Huntsman and David J. Matlin are Class I directors, whose terms expire at the first annual meeting of stockholders following this report;

  •
  Peter R. Huntsman and Christopher R. Pechock are Class II directors, whose terms expire at the second annual meeting of stockholders following this report; and

  •
  Richard Michaelson is the Class III director, whose term expires at the third annual meeting of stockholders following this report.

        Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our Company.

        Jon M. Huntsman and Peter R. Huntsman have agreed to cause all of the shares of our common stock held by HMP Equity Trust, a new entity formed by Huntsman Family Holdings Company LLC and MatlinPatterson to hold such shares, to be voted in favor of the election to our board of directors of two nominees designated by MatlinPatterson, who currently are David J. Matlin and Christopher R. Pechock.

Committees of the Board of Directors

        Our board of directors currently has an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

        Our audit committee consists of Richard Michaelson, who is the chairman of the committee, David J. Matlin and Christopher R. Pechock. Our board of directors has determined that Mr. Michaelson is independent within the rules and regulations of the SEC and that Mr. Michaelson is an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K. Rule 10A-3 under the Securities Exchange Act of 1934 and the listing requirements of the New York Stock Exchange require that our audit committee be composed of a majority of independent directors within 90 days of the effectiveness of our registration statement and that it be composed solely of independent directors within one year of such date. Accordingly, we intend to appoint additional independent directors to our audit committee to replace its two non-independent members before the respective deadlines. The principal duties of the audit committee include:

  •
  recommending to our board of directors the independent auditor to audit our annual financial statements;

  •
  approving the overall scope of and overseeing the annual audit;

  •
  assisting the board in monitoring the integrity of our financial statements, the independent auditor's qualifications and independence, the performance of the independent auditor and our internal audit function and our compliance with legal and regulatory requirements;

  •
  discussing the annual audited financial and quarterly statements with management and the independent auditor;

  •
  discussing policies with respect to risk assessment and risk management; and

  •
  reviewing with the independent auditor any audit problems or difficulties and management's response.

Compensation Committee

        Our compensation committee consists of Jon M. Huntsman, who is the chairman of the committee, David J. Matlin and Richard Michaelson. The listing requirements of the New York Stock Exchange require that our compensation committee be composed of a majority of independent directors within 90 days of the listing of our common stock on the New York Stock Exchange and that it be composed solely of independent directors within one year of such date. Accordingly, we intend to appoint additional independent directors to our compensation committee and replace its two non-independent members before the respective deadlines. The principal duties of the compensation committee include:

  •
  reviewing and approving the compensation of our executive officers;

  •
  reviewing key employee compensation policies, plans and programs;

  •
  reviewing and approving employment contracts and other similar arrangements between us and our executive officers; and

  •
  administering the Huntsman Stock Incentive Plan and other incentive compensation plans.

Nominating and Corporate Governance Committee

        Our nominating and corporate governance committee consists of Jon M. Huntsman, who is the chairman of the committee, David J. Matlin and Richard Michaelson. The listing requirements of the New York Stock Exchange require that our nominating and corporate governance committee be composed of a majority of independent directors within 90 days of the listing of our common stock on the New York Stock Exchange and that it be composed solely of independent directors within one year of such date. Accordingly, we intend to appoint additional independent directors to our nominating and corporate governance committee and replace its two non-independent members before the respective deadlines. The principal duties of the nominating and corporate governance committee include:

  •
  recommending to the board of directors proposed nominees for election to the board of directors by the stockholders at annual meetings, including an annual review as to the renominations of incumbents and proposed nominees for election by the board of directors to fill vacancies that occur between stockholder meetings; and

  •
  making recommendations to the board of directors regarding corporate governance matters and practices.

Compensation of Directors

        Directors who are also our employees do not receive a retainer or fees for service on our board of directors or any committees. Directors who are not employees receive an annual director fee of $125,000 and an annual fee of $10,000 for each committee of our board of directors on which they serve. The chairperson of the audit committee will receive an annual fee of $25,000 and the chairperson of the compensation committee and the nominating and corporate governance committee will receive an annual fee of $15,000, in each case in lieu of the $10,000 annual committee fee. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or committees and for other reasonable expenses related to the performance of their duties as directors.

        In June 2003, we entered into a consulting agreement with Mr. Jon M. Huntsman, pursuant to which Mr. Huntsman receives $950,000 per year. In addition, Huntsman Financial Consulting, L.C., of which Jon M. Huntsman is the sole member, has received compensation from us in the form of perquisites and other personal benefits. See "Item 13—Certain Relationships and Related Transactions."

Code of Ethics

        Our Company has adopted a code of ethics, as defined by Item 406(b) of Regulation S-K under the Exchange Act, that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics is posted on our website, at www.huntsman.com. We intend to disclose any amendments to, or waivers from, our code of ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

        The following summary compensation table sets forth information concerning compensation earned in the fiscal years ended December 31, 2004, 2003 and 2002 by our chief executive officer and our four other most highly compensated executive officers at the end of 2004. Information is also included for the former president of our polyurethanes business, who would have been among the most highly compensated executive officers if he had not ceased to be an executive officer during 2004. We refer to these six persons collectively as our "named executive officers."

SUMMARY COMPENSATION TABLE

Annual Compensation(1)
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation (2)			All Other Compensation
Peter R. Huntsman President, Chief Executive Officer and Director	2004 2003 2002	$ $ $	1,359,085 1,329,249 1,144,000	$ $ $	550,000 500,000 750,000	$ $	1,538,136 452,434	(4) (5)	$ $ $	158,022 172,340 135,520	(3) (3) (3)
J. Kimo Esplin Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	420,007 410,775 397,318	$ $ $	360,000 300,000 400,000				$ $ $	72,001 49,336 23,464	(6) (6) (6)
Samuel D. Scruggs Executive Vice President and General Counsel	2004 2003 2002	$ $ $	350,175 342,448 332,350	$ $ $	325,000 450,000 400,000				$ $ $	42,941 37,122 22,970	(7) (7) (7)
Anthony P. Hankins Division President, Polyurethanes	2004 2003 2002	$ $ $	423,466 360,630 339,446	$ $ $	350,000 200,000 157,021	$ $ $	92,564 147,518 121,597	(8) (10) (11)	$ $ $	23,327 5,063 3,440	(9) (9) (9)
Paul G. Hulme Division President, Advanced Materials	2004 2003 2002	$ $ $	395,605 332,040 179,942	$ $ $	300,000 329,691 167,555	$ $ $	84,457 91,105 107,714	(12) (13) (14)
Patrick W. Thomas(15) Former Division President, Polyurethanes	2004 2003 2002	$ $ $	335,847 554,792 484,544	$ $	233,000 452,136	$ $ $	3,317,789 168,476 143,329	(16) (17) (18)

(1)
All compensation for Messrs. Huntsman, Esplin and Scruggs was paid entirely by our subsidiary HLLC. All compensation for Messrs. Hankins, Hulme and Thomas was paid entirely by our subsidiary HI or one of its subsidiaries. Compensation figures for these executives shown on the table represent 100% of the compensation paid by our Company and all of our affiliates to such executives.

(2)
Excludes perquisites and other personal benefits, securities or property received by the named executive officer which are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(3)
Consists of $4,100, $4,000 and $4,000 employer's contribution to the 401(k) Plan for 2004, 2003 and 2002, respectively, $5,195 and $2,000 employer's contribution to the Supplemental 401(k) Plan for 2004 and 2003, respectively, $16,400, $16,000 and $16,000 employer's contribution to the Money Purchase Plan for 2004, 2003 and 2002, respectively, and $132,327, $150,340 and $115,520 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(4)
Perquisites and other personal benefits in the amount of $1,538,136 were provided for the named executive officer, including $1,190,763 for taxes and tax gross-ups paid in connection with foreign assignment.

(5)
Perquisites and other personal benefits in the amount of $452,434 were provided for the named executive officer, including $345,244 for taxes paid in connection with foreign assignment.

(6)
Consists of $4,100, $4,000 and $4,000 employer's contribution to the 401(k) Plan for 2004, 2003 and 2002, respectively, $10,300 and $12,215 employer's contribution to the Supplemental 401(k) Plan for 2004 and 2003, respectively, $16,400, $6,000 and $6,000 employer's contribution to the Money Purchase Plan for 2004, 2003 and 2002, respectively, and $41,201, $27,121 and $13,464 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(7)
Consists of $4,100, $4,000 and $4,000 employer's contribution to the 401(k) Plan for 2004, 2003 and 2002, respectively, $11,903 and $10,849 employer's contribution to the Supplemental 401(k) Plan for 2004 and 2003, respectively, $6,150, $6,000 and $6,000 employer's contribution to the Money Purchase Plan for 2004, 2003 and 2002, respectively, and $20,788, $16,273 and $12,970 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(8)
Perquisites and other personal benefits in the amount of $92,564 were provided for the named executive officer, including $52,175 as a housing allowance and $40,390 for location and other allowances for foreign assignment.

(9)
Consists of $9,225 employer's contribution to the 401(k) Plan for 2004, $7,477 employer's contribution to the Supplemental 401(k) Plan for 2004, $6,085 employer's contribution to the Money Purchase Plan for 2004, and $540, $5,063 and $3,440 employer's contribution to the money purchase pension plan portion of the Huntsman SERP for 2004, 2003 and 2002, respectively.

(10)
Perquisites and other personal benefits in the amount of $147,518 were provided for the named executive officer, including $52,609 for taxes and tax gross-ups paid in connection with foreign assignment, $50,172 as a housing allowance and $44,737 for other allowances for foreign assignment.

(11)
Perquisites and other personal benefits in the amount of $121,597 were provided for the named executive officer, including $27,842 for taxes and tax gross-ups paid in connection with foreign assignment, $50,172 as a housing allowance and $34,388 for other allowances for foreign assignment.

(12)
Perquisites and other personal benefits in the amount of $84,457 were provided for the named executive officer, including $51,737 as a housing allowance and $24,809 for location and other allowances for foreign assignment.

(13)
Perquisites and other personal benefits in the amount of $91,105 were provided for the named executive officer, including $46,006 as a housing allowance and $38,458 for location and other allowances for foreign assignment.

(14)
Perquisites and other personal benefits in the amount of $107,714 were provided for the named executive officer, including $64,380 as a temporary allowance and $27,585 as a housing allowance.

(15)
Mr. Thomas ceased to be an executive officer on February 29, 2004.

(16)
Perquisites and other personal and severance benefits in the amount of $3,317,789 were provided for the named executive officer, including $48,610 as a housing allowance, $17,009 for location and other allowances, $8,653 for school fees and $3,237,771 for various severance payments.

(17)
Perquisites and other personal benefits in the amount of $168,476 were provided for the named executive officer, including a payment of $98,593 as a housing allowance and $58,788 for location and other allowances for foreign assignment.

(18)
Perquisites and other personal benefits in the amount of $143,329 were provided for the named executive officer, including a payment of $82,180 for housing expenses and $39,260 for location and other allowances for foreign assignment.

Cost Reduction Incentive Plan

        In connection with our Project Coronado cost reduction program, we have adopted the Huntsman Cost Reduction Incentive Plan. The purpose of the plan is to encourage key employees to reduce fixed costs by providing incentive pay based upon the reduction in fixed costs for 2005 and 2006 relative to fixed costs for 2002. Fixed costs are calculated in accordance with the plan, on a constant currency basis. There are approximately 63 participants in the plan, including our Chairman of the Board and all of our executive officers. Plan participants will receive a bonus for 2005 if our annualized fixed costs as measured at the end of the second half of 2005 are at least $150 million less than our fixed costs for 2002 and will receive a bonus for 2006 if our annualized fixed costs as measured at the end of the first half of 2006 are at least $150 million less than our fixed costs for 2002. The aggregate bonus pool amount for each of 2005 and 2006 will be between 5% and 10% of the fixed cost reduction for the applicable period, depending on the amount of the reduction. No bonus will be paid for a period if the amount of the fixed cost reduction for that period is less than $150 million. Each participant's share of the aggregate bonus pool was determined by the compensation committee of Huntsman Corporation. In general, in order to receive a bonus for 2005 or 2006, a participant must be employed at the end of that year or either have been terminated by us other than for reasonable cause or have voluntarily terminated for good reason. Bonuses for 2005 will be payable no later than March 31, 2006, and bonuses for 2006 will be payable no later than January 7, 2007. However, we have the right to defer payments under certain circumstances. Bonuses will be payable in lump-sum cash payments, subject to our right to pay all or part of a bonus in shares of our common stock.

        The bonuses will be taxable to the participants as ordinary income, and we will be entitled to a corresponding tax deduction, for the year in which such bonuses are paid. We intend to operate the plan in a manner that complies with Section 409A of the Internal Revenue Code so that the participants are not subject to the additional 20% tax imposed on certain deferred compensation.

Retirement Plans

Huntsman Pension Plan and Huntsman SERP

        We sponsor the Huntsman Defined Benefit Pension Plan (the "Huntsman Pension Plan"), a tax-qualified defined benefit pension plan, and a non-qualified supplemental pension plan (the "Huntsman SERP"). Effective July 1, 2004, the formula used to calculate future benefits under the Huntsman Pension Plan and the Huntsman SERP was changed to a cash balance formula. The benefits accrued under the plans as of June 30, 2004 were used to calculate opening cash balance accounts.

        Huntsman Pension Plan.    Of our named executive officers, Messrs. Peter Huntsman, Esplin and Scruggs were participants in the Huntsman Pension Plan in 2004. The Huntsman Pension Plan expresses benefits as a hypothetical cash balance account established in each participant's name. A participant's account receives two forms of credits: "pay credits" and "interest credits." Pay credits equal a percentage of a participant's compensation and are credited to a participant's account on an annual basis. "Compensation" for this purpose includes both salary and bonus as described in the summary compensation table, but subject to the compensation limit applicable to tax-qualified plans ($205,000 for 2004). The applicable pay credit percentage ranges between 4% and 12% depending on the participant's combined age and years of service as of the start of each plan year. "Interest credits" for a plan year are based on the 30-year U.S. Treasury yield for November of the prior year. The minimum annual interest credit rate is 5.0%. In addition, plan participants who met certain age and service requirements on July 1, 2004 are entitled to receive "transition credits." Transition credits are payable for up to five years and equal a percentage of a participant's compensation. The applicable transition credit percentage is from 1% to 8% depending on the participant's combined age and years of service as of July 1, 2004.

        At termination of employment after having completed at least five years of service, a participant will receive the amount then credited to the participant's cash balance account in an actuarially equivalent joint and survivor annuity (if married) or single life annuity (if not married). Participants may also choose from other optional forms of benefit, including a lump-sum payment in the amount of the cash balance account. The Huntsman Pension Plan also includes a minimum benefit that guarantees that a participant's benefit will not be less than the benefit accrued under the prior formula at transition (July 1, 2004) plus the benefit attributable to pay credits, with interest credits, beginning July 1, 2004.

        Huntsman SERP.    The Huntsman SERP provides benefits for designated executive officers based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Pension Plan. Of our named executive officers, Messrs. Peter Huntsman, Esplin, and Scruggs were participants in the Huntsman SERP in 2004. The compensation amounts taken into account for these named executive officers under the Huntsman SERP include compensation in excess of the qualified plan limitations. The Huntsman SERP benefit is calculated as the difference between (1) the benefit determined using the Huntsman Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary plus bonus as limited by federal regulations. Upon a change in control (as defined in the Huntsman SERP), participants will receive the present value of the benefits payable to them under the Huntsman SERP.

        The number of completed years of credited service as of December 31, 2004 for Messrs. Peter Huntsman, Esplin and Scruggs under the Huntsman Pension Plan and Huntsman SERP were 21 years, 10 years and 9 years, respectively. At December 31, 2004, these named executive officers were 41, 42 and 45 years of age, respectively.

        Estimated Annual Benefits Payable to Named Executive Officers.    The following table provides the estimated projected annual benefits from the Huntsman Pension Plan and the Huntsman SERP, payable as a lifetime annuity, commencing at normal retirement age (age 65) for Messrs. Huntsman,

Esplin and Scruggs. These projections are based on continued employment to age 65 and a 5.12% interest credit rate (the rate in effect for 2004).

Name	Year of 65th Birthday	Estimated Annual Benefit
Peter Huntsman	2028	$1,585,000
Kimo Esplin	2027	375,000
Sam Scruggs	2024	313,000

        The Huntsman SERP also provides benefits not available under the Huntsman Money Purchase Pension Plan (a qualified money purchase pension plan in which Messrs. Peter Huntsman, Esplin and Scruggs participate) because of limits under federal law on compensation that can be counted and amounts that can be allocated to accounts within the Huntsman Money Purchase Pension Plan. The amount of benefits accrued under the Huntsman SERP relating to the Huntsman Money Purchase Pension Plan for these named executive officers is included in the summary compensation table in the "All Other Compensation" column.

Huntsman Belgium Pension Fund

        Messrs. Hulme and Thomas participate in the Huntsman Pension Fund VZW in Belgium (the "Huntsman Belgium Pension Fund"). The following table shows the estimated annual benefit payable under the Huntsman Belgium Pension Fund on reaching age 60 in specified final pensionable earnings and years-of-benefit service classifications.

	Years of Benefit Service at Retirement
Final Pensionable Compensation
	5	10	15	20	25	30	35	40
$ 200,000	12,609	25,217	37,826	50,434	63,043	75,651	88,260	100,869
250,000	16,364	32,728	49,092	65,456	81,820	98,184	114,548	130,912
300,000	20,119	40,239	60,358	80,478	100,597	120,717	140,836	160,955
350,000	23,875	47,750	71,625	95,499	119,374	143,249	167,124	190,999
400,000	27,630	55,261	82,891	110,521	138,151	165,782	193,412	221,042
450,000	31,386	62,771	94,157	125,543	156,929	188,314	219,700	251,086
500,000	35,141	70,282	105,423	140,565	175,706	210,847	245,988	281,129
550,000	38,897	77,793	116,690	155,586	194,483	233,379	272,276	311,173
600,000	42,652	85,304	127,956	170,608	213,260	255,912	298,564	341,216
650,000	46,407	92,815	139,222	185,630	232,037	278,445	324,852	371,259
700,000	50,163	100,326	150,489	200,651	250,814	300,977	351,140	401,303
750,000	53,918	107,837	161,755	215,673	269,591	323,510	377,428	431,346
800,000	57,674	115,347	173,021	230,695	288,369	346,042	403,716	461,390
850,000	61,429	122,858	184,287	245,717	307,146	368,575	430,004	491,433
900,000	65,185	130,369	195,554	260,738	325,923	391,107	456,292	521,477
950,000	68,940	137,880	206,820	275,760	344,700	413,640	482,580	551,520
1,000,000	72,695	145,391	218,086	290,782	363,477	436,173	508,868	581,563

        Participants in the Huntsman Belgium Pension Fund may elect a lump sum benefit equal to 8.57% of final pensionable compensation up to the Belgian Social Security earnings ceiling, plus 18.21% of pensionable compensation above the ceiling, times years of service. Final pensionable compensation is 12 times the monthly base salary for the final year of employment. Covered compensation for Messrs. Hulme and Thomas under the plan is reflected in the "Salary" column of the summary compensation table. As of December 31, 2004, Mr. Hulme had approximately 16 years of service in Belgium and was 48 years of age. On July 31, 2004, the date of his separation, Mr. Thomas had 15 years of service in Belgium (in addition to 39 months that were credited in connection with his termination) and was 47 years of age. The benefit amounts for the Huntsman Belgium Pension Fund shown in the table do not include Belgian Social Security benefits, which are payable in addition to such benefit amounts.

Huntsman Pension Scheme

        Messrs. Hankins, Hulme and Thomas participate in the Huntsman Pension Scheme in the U.K. The following table shows the estimated annual benefit payable under the Huntsman Pension Scheme on reaching age 62 in specified final pensionable earnings and years-of-service classifications.

	Years of Benefit Service at Retirement
Final Pensionable Compensation
	5	10	15	20	25	30	35	40
$ 200,000	17,920	35,840	53,760	71,680	89,599	107,519	125,439	133,333
250,000	22,495	44,990	67,485	89,980	112,474	134,969	157,464	166,667
300,000	27,070	54,140	81,210	108,280	135,349	162,419	189,489	200,000
350,000	31,645	63,290	94,935	126,580	158,224	189,869	221,514	233,333
400,000	36,220	72,440	108,660	144,880	181,099	217,319	253,539	266,667
450,000	40,795	81,590	122,385	163,180	203,974	244,769	285,564	300,000
500,000	45,370	90,740	136,110	181,480	226,849	272,219	317,589	333,333
550,000	49,945	99,890	149,835	199,780	249,724	299,669	349,614	366,667
600,000	54,520	109,040	163,560	218,080	272,599	327,119	381,639	400,000
650,000	59,095	118,190	177,285	236,380	295,474	354,569	413,664	433,333
700,000	63,670	127,340	191,010	254,680	318,349	382,019	445,689	466,667
750,000	68,245	136,490	204,735	272,980	341,224	409,469	477,714	500,000
800,000	72,820	145,640	218,460	291,280	364,099	436,919	509,739	533,333
850,000	77,395	154,790	232,185	309,580	386,974	464,369	541,764	566,667
900,000	81,970	163,940	245,910	327,880	409,849	491,819	573,789	600,000
950,000	86,545	173,090	259,635	346,180	432,724	519,269	605,814	633,333
1,000,000	91,120	182,240	273,360	364,480	455,599	546,719	637,839	666,667

        The Huntsman Pension Scheme provides benefits equal to 2.2% (1/45th) of final pensionable compensation up to $20,072 (£11,250), plus 1.83% of final pensionable compensation above $20,072 (£11,250), minus 1/50th of the current State pension benefit, times actual years of service; subject to a maximum limit of 2/3rd of final pensionable compensation times actual years of service, divided by total possible service to retirement. Final pensionable compensation is gross salary received during the 12 months prior to retirement less any profit sharing payments. These benefits include U.K. social security benefits. As of December 31, 2004, Mr. Hankins had approximately 25 years of service in the U.K. and Mr. Hulme had approximately 5 years of service in the U.K. As of July 31, 2004, Mr. Thomas had approximately 10 years of service in the U.K.

International Pension Plan

        Messrs. Hulme and Thomas also participate in the International Pension Plan (the "IPP"), which is a nonregistered plan designed to protect the pension benefits of employees whose service involves participation in pension plans in more than one country. Through the IPP, each of Messrs. Hulme and Thomas at retirement can elect to receive a total pension benefit (which includes retirement benefits being provided by the Huntsman Belgium Pension Fund and the Huntsman Pension Scheme) that is the greater of (1) the benefit under the Huntsman Pension Scheme (with slight modifications if he has less than 10 years of actual U.K. service) based upon his combined service in Belgium and the U.K. and his U.K. notional salary, or (2) the benefit under the Huntsman Belgium Pension Fund based upon his combined service in Belgium and the U.K. Currently, the benefit under the IPP using the Huntsman Belgium Pension Fund is the most beneficial for both Mr. Hulme, who had 21 years of total service as of December 31, 2004, and Mr. Thomas, who had approximately 25 total years of service (in addition to 39 months that were credited in connection with his termination) as of July 31, 2004.

Stock Incentive Plan

        The following contains a summary of the material terms of the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), which was adopted by our Board of Directors and approved by our stockholders. The description of such terms is not complete. For more information, we refer you to the full text of the Stock Incentive Plan, which was filed as an exhibit to our registration statement.

        The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards ("Awards") to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 21,590,909 shares of common stock may be delivered pursuant to Awards under the Stock Incentive Plan. The number of shares deliverable pursuant to the Awards under the Stock Incentive Plan is subject to adjustment on account of mergers, consolidations, reorganizations, stock splits, stock dividends and other dilutive or enlarging changes in our common stock. Shares of common stock used to pay exercise prices and to satisfy tax withholding obligations with respect to Awards as well as shares covered by Awards that expire, terminate or lapse will again be available for Awards under the Stock Incentive Plan.

Administration

        The Stock Incentive Plan is administered by a committee, which will be our board of directors or a committee of our board of directors designated by our board of directors to serve as the committee, which will satisfy independence requirements under applicable law. The committee has the sole discretion to determine the employees, directors and consultants to whom Awards may be granted under the Stock Incentive Plan and the manner in which such Awards will vest, although the committee may delegate to officers of the Company the authority to grant Awards to employees and consultants who are not, and whose family members are not, subject to Section 16(b) of the Exchange Act. Awards are granted by the committee to employees, directors and consultants in such numbers and at such times during the term of the Stock Incentive Plan as the committee shall determine. The committee is authorized to interpret the Stock Incentive Plan, to establish, amend and rescind any rules and regulations relating to the Stock Incentive Plan, and to make any other determinations that it deems necessary or desirable for the administration of the Stock Incentive Plan. The committee may correct any defect, supply any omission or reconcile any inconsistency in the Stock Incentive Plan in the manner and to the extent the committee deems necessary or desirable.

Options

        The committee determines the exercise price for each option. However, options must generally have an exercise price at least equal to the fair market value of the common stock on the date the option is granted. An option holder may exercise an option by written notice and payment of the exercise price:

  •
  in cash;

  •
  through the delivery of irrevocable instructions to a broker to sell shares obtained upon the exercise of the option and to deliver to the Company an amount out of the proceeds of the sale equal to the aggregate exercise price for the shares being purchased; or

  •
  another method approved by the committee.

        In connection with our initial public offering, we granted to certain of our employees options to purchase an aggregate of 2,372,740 shares of common stock at an exercise price per share equal to the initial public offering price per share of common stock. We granted a portion of such options to our named executive officers. The options will vest one-third on each of the first, second and third anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

Stock Appreciation Rights

        The exercise price per share of a stock appreciation right will be an amount determined by the committee. However, stock appreciation rights must generally have an exercise price at least equal to the fair market value of the common stock on the date the stock appreciation right is granted. Generally, each stock appreciation right will entitle a participant upon exercise to an amount equal to (i) the excess of (1) the fair market value on the exercise date of one share of common stock over (2) the exercise price, times (ii) the number of shares of common stock covered by the stock appreciation right. The committee will determine whether payment will be made in cash, shares of common stock, or a combination of both, provided however that recipients who are subject to U.S. tax will not receive cash in either full or partial payment.

Performance Awards

        The committee may grant performance awards denominated in dollars or other currencies that vest upon such terms and conditions as the committee may establish, including the achievement of performance criteria. To the extent earned, performance awards may be paid in common stock or in cash or any combination thereof as determined by the committee.

Other Stock-Based Awards

        The committee may grant Awards of restricted stock, phantom stock and other Awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock, including shares of stock in lieu of cash compensation. Other stock-based awards will be subject to the terms and conditions established by the committee.

        In connection with our initial public offering, we granted an aggregate of 749,513 shares of restricted stock to certain of our employees. We granted a portion of such restricted stock to our named executive officers. The restrictions will lapse with respect to one-third of the restricted shares on each of the first, second and third anniversaries of the date of grant. In connection with the issuance of these shares of restricted stock, we expect to recognize compensation expense of approximately $5.7 million annually over the vesting period.

Transferability

        Unless otherwise determined by the committee, Awards granted under the Stock Incentive Plan are not transferable other than, in some cases, by will or by the laws of descent and distribution.

Change of Control

        In the event of a change of control of our Company, the committee may provide for:

  •
  assumption by the successor company of the Award, or the substitution therefor of similar options, rights or awards with respect to the stock of the successor company;

  •
  acceleration of the vesting of all or any portion of an Award;

  •
  changing the period of time during which vested Awards may be exercised (for example, but not by way of limitation, by requiring that unexercised, vested Awards terminate upon consummation of the change of control);

  •
  payment of substantially equivalent value in exchange for the cancellation of an Award; and/or

  •
  issuance of substitute awards of substantially equivalent value.

Amendment and Termination

        The board of directors or the committee may amend, alter or discontinue the Stock Incentive Plan in any respect at any time, but no such action may be taken without stockholder approval to the extent required by applicable law or stock exchange regulations, and no amendment may materially adversely affect the rights of a participant under any Awards previously granted without his or her consent, except as may be necessary to comply with applicable laws, or advisable in order to preserve or achieve the intended tax treatment, provided that such amendments shall result in substantially equivalent value to the affected participants.

Compliance with New Deferred Compensation Law

        The recently enacted American Jobs Creation Act of 2004 has added legislation concerning deferred compensation, which may require amendments to the Stock Incentive Plan to comply with this legislation. In addition, it is unclear how this legislation and future guidance will change the tax consequences set forth below. In this regard, it is our intent that the Stock Incentive Plan and Awards granted thereunder avoid adverse tax consequences by reason of the application of this legislation and it is likely that Awards will be structured to comply with this legislation.

U.S. Federal Income Tax Consequences of Awards Under the Stock Incentive Plan

        The discussion set forth below is a general description of the U.S. federal income tax consequences of Awards under the Stock Incentive Plan applicable to participants that are U.S. citizens or residents but does not address the recently enacted deferred compensation legislation. It is unclear how this legislation and future guidance will affect the tax consequences discussed below. Participants in the Stock Incentive Plan should consult their tax adviser about the tax consequences of such legislation. Non-U.S. participants in the Stock Incentive Plan should consult their tax adviser about the tax consequences of participation in the Stock Incentive Plan. In addition, U.S. citizens that reside in foreign jurisdictions may also be subject to tax in such jurisdictions as a result of participation in the Stock Incentive Plan and should consult their tax adviser about the tax consequences of participation in the Stock Incentive Plan.

        When a non-qualified stock option is granted, there are no U.S. federal income tax consequences for the option holder or us. When a non-qualified stock option is exercised, the option holder recognizes compensation equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price multiplied by the number of shares of common stock subject to the option that was exercised. In general, we are entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the option holder for our taxable year that ends with or within the taxable year in which the option holder recognized the compensation.

        When an incentive stock option is granted, there are no U.S. federal income tax consequences for the option holder or us. When an incentive stock option is exercised, the option holder does not recognize income and we do not receive a deduction for U.S. federal income tax purposes. The option holder, however, must treat the excess of the fair market value of the common stock on the date of exercise over the exercise price as an item of adjustment for purposes of the alternative minimum tax.

        If the option holder disposes of the common stock received upon exercise after the option holder has held the common stock for at least two years after the incentive stock option was granted and one year after the incentive stock option was exercised, the amount the option holder receives upon the disposition over the exercise price is treated as long-term capital gain for U.S. federal income tax purposes for the option holder. We are not entitled to a deduction. If the option holder makes a "disqualifying disposition" of the common stock by disposing of the common stock before it has been held for at least two years after the date the incentive option was granted and one year after the date the incentive option was exercised, the option holder recognizes compensation income for U.S. federal income tax purposes equal to the excess of (i) the fair market value of the common stock on the date the incentive option was exercised or, if less, the amount received on the disposition over (ii) the exercise price. In general, if an option holder makes a disqualifying disposition, we are entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the option holder for our taxable year that ends with or within the taxable year in which the option holder recognized the compensation.

        When a stock appreciation right is granted, there are no U.S. federal income tax consequences for the participant or us. When a stock appreciation right is exercised, the participant recognizes compensation equal to the cash and/or the fair market value of the shares received upon exercise. In general, we are entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the participant with respect to a stock appreciation right.

        Generally, when phantom stock, a share of restricted stock, a performance award or other stock-based award (other than unrestricted stock in lieu of cash compensation) is granted, there are no U.S. federal income tax consequences for the participant or us. Upon the payment to the participant of common shares and/or cash in respect of the Award or the release of restrictions on restricted stock, the participant recognizes compensation equal to the fair market value of the cash and/or shares as of the date of delivery or release. Upon the grant of unrestricted stock, a participant will recognize compensation for U.S. federal income tax purposes equal to the fair market value of the shares as of the grant date. In general, we are entitled to a deduction for U.S. federal income tax purposes equal to the compensation recognized by the participant with respect to other stock-based awards.

Executive Severance Plan

        The following contains a summary of the material terms of the Huntsman Executive Severance Plan (the "Severance Plan"), which was adopted by our Board of Directors. The description of such terms is not complete. For more information, we refer you to the full text of the Severance Plan, which was filed as an exhibit to our registration statement.

        Under the Severance Plan, if we terminate a participant's employment without reasonable cause, or the participant terminates employment for good reason, we will provide the participant with severance benefits in the form of a cash payment, medical coverage, and outplacement services. "Participants" in the Severance Plan include such employees as may be designated as participants by the Compensation Committee of the Board of Directors, provided that, unless the Compensation Committee provides otherwise with respect to a particular employee, officers with a title of Vice President or higher will be participants. Under the Severance Plan, termination for "reasonable cause" means termination on account of gross negligence, fraud, dishonesty, willful violation of any law or material violation of any significant company policy, or on account of failure to substantially perform (whether as a result of a medically determinable disability or otherwise) the duties reasonably assigned or appropriate to the position, consistent with prior practice. Termination for "good reason" means a voluntary termination of employment by a participant as a result of our making a significant detrimental reduction or change to the job responsibilities or in the current base compensation of the participant, which action is not remedied within ten days of written notice to us.

        The amount of the cash payment will be: (a) for a participant with a title of Senior Vice President or higher, an amount equal to two times the participant's base compensation at termination; and (b) for a participant with a title of Vice President or below, an amount equal to one and one-half times the participant's base compensation at termination. Medical coverage will continue for the participant and his or her dependents for the period of time determined by dividing the cash payment received by the participant by the participant's base compensation at termination. Outplacement services will be provided: (y) for a period of 12 months following termination, for participants with a title of Senior Vice President or higher; and (z) for a period of six months following termination, for participants with a title of Vice President or below.

        The Severance Plan will be administered by the Compensation Committee of the Board of Directors. We may amend or terminate the Severance Plan at any time. Any such amendment or termination will not affect benefits payable to a participant whose termination of employment occurred prior to the amendment or termination of the Severance Plan.

Employment Agreements

        Mr. Hulme is party to an employment agreement with Huntsman Advanced Materials (Europe) BVBA, which is subject to annual renewal. This agreement provides for customary expatriation arrangements. For 2003, this agreement entitled Mr. Hulme to an annual U.K. base salary of £210,000 or an annual Belgian base salary of €260,000 and a bonus of up to €130,000. The actual amounts paid to Mr. Hulme in 2004, 2003 and 2002 are disclosed above in the summary compensation table.

        Effective November 1, 2000, Mr. Hankins entered into an agreement with Huntsman Polyurethanes Americas detailing the terms of his secondment from Huntsman Polyurethanes (UK) Ltd. The agreement, which Huntsman may terminate at any time with two months' notice, expires on October 31, 2005. This agreement provides for customary expatriation arrangements. Under the terms of the agreement, Mr. Hankins' compensation included an initial U.S. base salary of $300,000, subject to annual review, and a performance-based bonus of up to 50% of his U.S. salary. The actual amounts paid to Mr. Hankins in 2004, 2003 and 2002 are disclosed above in the summary compensation table.

        We do not have employment agreements with any of our other named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

        As of December 31, 2004, we had no compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance. In connection with our initial public offering in February 2005, we adopted a stock incentive plan, which was approved by our stockholders prior to the completion of the offering. A maximum of 21,590,909 shares of common stock may be issued pursuant to awards under the stock incentive plan.

Security Ownership of Certain Beneficial Owners

        As of March 11, 2005, information with respect to each of the persons or groups known to us to be the beneficial owner of more than five percent of our common stock, which is our only class of voting securities, is as follows:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Jon M. Huntsman(3)	129,776,387	58.7%
Peter R. Huntsman(3)(4)	130,139,230	58.8%
David J. Matlin(3)(5)	129,776,387	58.7%
Christopher R. Pechock(3)(5)	129,776,387	58.7%
HMP Equity Trust(3)	129,776,387	58.7%
Huntsman Family Holdings(3)	129,776,387	58.7%
MatlinPatterson(3)	129,776,387	58.7%

Security Ownership of Management

        As of March 11, 2005, information with respect to our common stock (which is the only class of equity securities of us or our subsidiaries beneficially owned by our directors and executive officers) beneficially owned by our directors, named executive officers, and directors and executive officers as a group is as follows:

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Jon M. Huntsman(3)	129,776,387	58.7%
Peter R. Huntsman(3)(4)	130,139,230	58.8%
David J. Matlin(3)(5)	129,776,387	58.7%
Christopher R. Pechock(3)(5)	129,776,387	58.7%
Richard Michaelson	4,000	Less than 1%
J. Kimo Esplin(4)	158,323	Less than 1%
Samuel D. Scruggs(4)	172,323	Less than 1%
Anthony P. Hankins(4)	54,469	Less than 1%
Paul G. Hulme(4)	58,569	Less than 1%
Patrick W. Thomas(6)	—	—
All directors and executive officers as a group (16 persons)(4)	130,801,310	59.1%

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108 and such beneficial owner has sole voting and investment power over such shares.

(2)
Based upon an aggregate of 221,204,059 shares outstanding, which includes 749,513 restricted shares issued pursuant to our stock incentive plan in connection with our initial public offering.

(3)
Investments Trust holds 129,776,387 common shares. The beneficiaries of Investments Trust are Huntsman Family Holdings and MatlinPatterson. Huntsman Family Holdings is controlled by Jon M. Huntsman. MatlinPatterson is controlled by David J. Matlin and Mark R. Patterson through MatlinPatterson Global Advisers LLC, MatlinPatterson Asset Management LLC, MatlinPatterson Global Partners LLC, and MatlinPatterson LLC. The address of MatlinPatterson is 520 Madison Avenue, New York, New York 10022. Jon M. Huntsman, Peter R. Huntsman, Christopher R. Pechock and David J. Matlin share voting control of the shares of our common stock held by Investments Trust. Specifically, Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of our common stock held by Investments Trust, provided however, that the shares will not be voted in favor of certain fundamental corporate actions without the consent of MatlinPatterson, through its representatives David J. Matlin and Christopher R. Pechock. Huntsman Family Holdings has investment power over the portion of the shares owned by Investments Trust that are allocated to Huntsman Family Holdings' beneficial interest in Investments Trust. MatlinPatterson has investment power over the portion of the shares owned by Investments Trust that are allocated to MatlinPatterson's beneficial interest in Investments Trust. Huntsman Family Holdings, Jon M. Huntsman and Peter R. Huntsman disclaim beneficial ownership of all of the shares owned by Investments Trust that are allocated to MatlinPatterson's beneficial interest in Investments Trust. David J. Matlin, Mark R. Patterson, Christopher R. Pechock and MatlinPatterson disclaim beneficial ownership of all of the shares owned by Investments Trust that are allocated to Huntsman Family Holdings' beneficial interest in Investments Trust. The shares of our common stock held by Investments Trust are allocated as follows: 72,168,405 shares are allocated to the beneficial interest of MatlinPatterson, 51,143,624 shares are allocated to the beneficial interest of Huntsman Family Holdings and 6,464,358 shares are initially unallocated and will be allocated between the beneficial interests of Huntsman Family Holdings and MatlinPatterson approximately 18 months after the date of our initial public offering based on the trading price of our common stock.

(4)
Includes restricted shares granted pursuant to our stock incentive plan in connection with our initial public offering as follows: Peter R. Huntsman—150,134; J. Kimo Esplin—51,969; Samuel D. Scruggs—51,969; Anthony P. Hankins—51,969; Paul G. Hulme—51,969; and all executive officers and directors as a group—541,635. Does not include shares that may be acquired through the exercise of options to purchase shares of our common stock granted pursuant to our stock incentive plan in connection with our initial public offering as follows: Peter R. Huntsman—454,950; J. Kimo Esplin—157,483; Samuel D. Scruggs—157,483; Anthony P. Hankins—157,483; Paul G. Hulme—157,483; and all executive officers and directors as a group—1,641,322. None of such options are exercisable within 60 days of the date hereof.

(5)
The address of David J. Matlin and Christopher R. Pechock is c/o MatlinPatterson Global Advisers LLC, 520 Madison Avenue, New York, New York 10022.

(6)
Patrick W. Thomas ceased to be an executive officer on February 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aircraft Sublease

        On December 29, 2000, Jstar Corporation ("Jstar"), a Utah corporation wholly owned by Jon M. Huntsman, purchased for the amount of $8.753 million the interest of Airstar Corporation ("Airstar"), a subsidiary of HLLC, in a lease (the "Mellon Lease") pursuant to which Airstar leased a Gulfstream IV-SP Aircraft (the "Aircraft"), and in a sublease (the "Prior Sublease") under which certain of our subsidiaries subleased the Aircraft from Airstar. The consideration for this transaction was consistent with that amount opined as fair by Gulfstream Aerospace Corporation in its opinion letter to Airstar dated December 29, 2000. Sublease payments from Airstar to Jstar during the period beginning December 29, 2000, and ending September 14, 2001, totaled $1.7 million. On September 14, 2001, the Mellon Lease and the Prior Sublease were terminated and Jstar entered into a new lease of the Aircraft with a 10-year term. In connection therewith, Airstar and Jstar entered into a new sublease regarding the Aircraft with a 10-year term. Monthly sublease payments from Airstar to Jstar are in the amount of approximately $195,000. These monthly sublease payments are used to fund financing costs paid by Jstar to a leasing company. An unrelated third party pays $2 million per year to HLLC for such third-party's part-time use of the Aircraft (or an alternate owned by us if the Aircraft is unavailable), subject to an annual adjustment, which we believe to be at least fair market value for the number of flight hours used by such third party. We bear all other costs of operating the Aircraft.

Subordinated Loan

        On July 2, 2001, we borrowed $25.0 million from Horizon Ventures LLC, an entity controlled by Jon M. Huntsman, and executed a note payable in the same amount. The note bears interest at a rate of 15% per year and is due and payable on the earlier of: (1) July 2, 2011, (2) repayment in full in cash of all indebtedness under the HLLC Credit Facilities and the HLLC Subordinated Notes, or (3) commencement of a voluntary case under Title 11 of the U.S. Code or any similar law for the relief of debtors or our consent to the institution of a bankruptcy or an insolvency proceeding against us, or the making of a general assignment for the benefit of our creditors. Interest is not paid in cash, but is accrued at a designated rate of 15% per year, compounded annually. As of December 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $15.9 million and $10.5 million, respectively. On February 16, 2005, we used $41.6 million of net proceeds from our initial public offering to redeem in full the subordinated note due Horizon Ventures LLC.

Consulting Agreement with Jon M. Huntsman

        We entered into an agreement with Jon M. Huntsman on June 3, 2003, pursuant to which Mr. Huntsman provides consulting services to us at our request. Mr. Huntsman, who is the Chairman of the Board of our company but is not our employee, provides advice and other business consulting services at our request regarding our products, customers, commercial and development strategies, financial affairs, and administrative matters based upon his experience and knowledge of our business, the industry, and the markets within which we compete. Mr. Huntsman's services are utilized both with respect to the conduct of our business in the ordinary course and with respect to strategic development and specific projects. Under the terms of the agreement, which renews automatically for successive one-year terms and which may be terminated by either party at any time, Mr. Huntsman receives $950,000 annually in exchange for his services.

Salt Lake City Office Building

        We have agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we will donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. We have agreed to complete this donation on the earlier of November 30, 2009 or the date on which we occupy less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after we make this donation we will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation. As of December 31, 2004, our Salt Lake City office building had a net book value of approximately $11.3 million.

Other Transactions with the Huntsman Family

        The following table shows the compensation in excess of $60,000 paid to members of the Huntsman family (other than Peter R. Huntsman, whose compensation is included in "Item. 11—Executive Compensation—Summary Compensation Table" above) for services as officers or employees of our company or our subsidiaries in each of the last three fiscal years.

Name(1)	Year	Salary		Bonus		Other Compensation
Jon M. Huntsman	2004 2003 2002	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —
Karen H. Huntsman	2004 2003 2002	$ $ $	190,211 186,049 182,000	$ $ $	— 20,000 20,000	$ $ $	34,145 36,437 29,329
Jon M. Huntsman, Jr.	2004 2003 2002	$ $ $	355,250 262,500 —	$ $ $	357,000 75,000 —	$ $ $	133,532 125,202 416,000
James H. Huntsman(2)	2004 2003 2002	$ $ $	235,176 230,024 208,000	$ $ $	150,000 105,000 100,000	$ $ $	47,734 619,442 642,052
David H. Huntsman(2)	2004 2003 2002	$ $ $	299,019 292,449 286,000	$ $ $	125,000 75,000 100,000	$ $ $	51,043 53,975 73,011
Paul C. Huntsman(2)	2004 2003 2002	$ $ $	193,202 178,900 162,500	$ $ $	125,000 75,000 100,000	$ $ $	57,102 58,971 61,044
James A. Huffman(2)	2004 2003 2002	$ $ $	271,817 265,850 260,000	$ $ $	125,000 75,000 100,000	$ $ $	135,668 117,342 124,100
David S. Parkin(2)	2004 2003 2002	$ $ $	235,176 230,025 208,000	$ $ $	150,000 115,000 100,000	$ $ $	54,697 157,132 183,660
Robert P. Haight	2004 2003 2002	$ $ $	101,500 — —	$ $ $	— — —	$ $ $	— — —

(1)
Karen H. Huntsman is the wife of Jon M. Huntsman, our Chairman of the Board and a director, and the mother of Peter R. Huntsman, our President and Chief Executive Officer and a director. Each of Jon M. Huntsman, Jr., James H. Huntsman, David H. Huntsman and Paul C. Huntsman is a son of Jon M. Huntsman and a brother of Peter R. Huntsman. Each of James A. Huffman and

  David S. Parkin is a son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman. Robert P. Haight is a brother of Karen H. Huntsman and a brother-in-law of Jon M. Huntsman.

(2)
In connection with the consummation of the initial public offering, we awarded (i) the following amounts of restricted stock: Mr. James H. Huntsman—8,452 shares; Mr. David H. Huntsman—6,037 shares; Mr. Paul C. Huntsman—6,037 shares; Mr. Huffman—6,037 shares; and Mr. Parkin—8,452 shares; and (ii) the following numbers of options to purchase shares of our common stock: Mr. James H. Huntsman—25,611; Mr. David H. Huntsman—18,293; Mr. Paul C. Huntsman—18,293; Mr. Huffman—18,293; and Mr. Parkin—25,611.

        In addition, Huntsman Financial Consulting, L.C., of which Jon M. Huntsman is the sole member, received compensation from us in the amounts of $320,814, $314,094 and $475,456 in 2004, 2003 and 2002, respectively. These amounts and the amounts shown in the "Other Compensation" column in the table above include some or all of the following: company contributions to employee benefit plans, housing and education allowances for overseas assignments, travel allowances, automobile and aircraft usage, administrative and security services, and perquisites and personal benefits.

        Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $1.4 million, which represents the insurance premiums paid on his behalf through May 2002.

Senior Management Investment

        In connection with the HLLC Restructuring, certain of our directors, executive officers and other related persons contributed an aggregate of $2.25 million and certain equity interests in one of our subsidiaries in exchange for approximately 0.7% of the voting membership interests of our predecessor, and, indirectly, 0.6% of the non-voting preferred units of our predecessor. The following table shows the amounts paid and membership interests received by such persons:

	Membership Interests Purchased
Purchaser	Class A Common	Preferred	Amount Paid
Peter R. Huntsman	28,993	1,122,065	$1,000,000
J. Kimo Esplin	14,497	561,032	500,000
Samuel D. Scruggs	14,497	561,032	500,000
David S. Parkin	4,349	168,310	150,000
L. Russell Healy	2,899	112,206	100,000
Total	65,235	2,524,645	$2,250,000

        These persons received shares of our common stock in exchange for their membership interests in the Reorganization Transaction. David S. Parkin, who is the son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman, received 31,906 shares of our common stock in the Reorganization Transaction.

The HLLC Restructuring

        On September 30, 2002, HLLC, various members of the Huntsman family (including Jon M. Huntsman and Peter R. Huntsman), MatlinPatterson, Consolidated Press Holdings Limited ("Consolidated Press") and other persons (including the persons described under "—Senior Management Investment" above) completed the HLLC Restructuring, which included a debt for equity exchange and the acquisition of Consolidated Press' interests in certain of our subsidiaries, including HCCA, HCA and Huntsman Petrochemical Corporation.

        Pursuant to the HLLC Restructuring:

  •
  the Huntsman family contributed all of their equity interests in HLLC and its subsidiaries, including certain minority interests acquired from Consolidated Press, to our predecessor Huntsman Holdings, LLC in exchange for 10,000,000 Class B Common Units in Huntsman Holdings, LLC, representing all of the issued and outstanding Class B Common Units;

  •
  MatlinPatterson and Consolidated Press contributed the following interests to Huntsman Holdings, LLC in exchange for 9,930,415 Class A Common Units in Huntsman Holdings, LLC, representing 99.3% of the issued and outstanding Class A Common Units, and 384,307,046 units in Huntsman Holdings Preferred Member LLC (a new entity formed to hold such interests), representing 97.3% of the issued and outstanding units;

  •
  approximately $679 million in principal amount of HLLC's outstanding subordinated notes and Huntsman Polymers' outstanding senior notes (including approximately $84 million in accrued interest that was cancelled as a result of the exchange);

  •
  all of the shares of a subsidiary that held the HIH Senior Subordinated Discount Notes valued at $273.1 million (including accrued interest of $13.1 million), subject to a non-recourse note secured by a pledge of the HIH Senior Subordinated Discount Notes and payable to ICI of $103.5 million (including accrued interest of $3.5 million), and an option to acquire the subsidiary of ICI that held a 30% membership interest in HIH;

  •
  such other persons contributed cash in the aggregate amount of $3.4 million and certain equity interests in our subsidiaries in exchange for 69,585 Class A Common Units, representing 0.7% of the issued and outstanding Class A Common Units, and 10,678,443 units in Huntsman Holdings Preferred Member LLC, representing 2.7% of the issued and outstanding units; and

  •
  Huntsman Holdings, LLC contributed its investment in HLLC to HMP.

The AdMat Transaction

        On June 30, 2003, in the AdMat Transaction, ownership of Vantico was transferred to Advanced Materials in exchange for substantially all of Vantico's issued and outstanding 12% senior secured notes and approximately $165 million of additional equity provided by MatlinPatterson and other Vantico investors. MatlinPatterson contributed its approximately 88% ownership interest in Advanced Materials to Huntsman Holdings, LLC in exchange for the issuance to MatlinPatterson and other members of Huntsman Holdings, LLC of the following membership interests in Huntsman Holdings, LLC:

Membership Interest	Holder (percentage held)
Series A Preferred	MatlinPatterson
(98.1%)
CPH (1.9%)
Series B Preferred	Huntsman Family
(97%)
CPH (3%)
Series C Preferred	MatlinPatterson
(98.1%)
CPH (1.9%)
Series D Preferred	Huntsman Family
(97%)
CPH (3%)

        On March 19, 2004, we acquired an additional 2.1% interest in Advanced Materials from Morgan Grenfell Private Equity Limited in exchange for $7.2 million.

The Reorganization Transaction

        We consummated the Reorganization Transaction in connection with the completion of our initial public offering. In the Reorganization Transaction, Huntsman Holdings, LLC became our wholly owned subsidiary, and the existing beneficial holders of the common and preferred membership interests in Huntsman Holdings, LLC, including the mandatorily redeemable preferred interests, received shares of our common stock in exchange for their interests. Huntsman Family Holdings and MatlinPatterson caused all of the shares of our common stock they were entitled to receive in exchange for their beneficial interests in Huntsman Holdings, LLC to be delivered to Investments Trust. Immediately following the Reorganization Transaction and the initial public offering, Investments Trust held approximately 59% of our outstanding common stock. Huntsman Family Holdings is controlled by Jon M. Huntsman, and MatlinPatterson is controlled by David J. Matlin, each of whom is a director of our company. See "Item 1. Business—Recent Developments—The Reorganization Transaction."

Registration Rights Agreements

        In connection with the Reorganization Transaction, we entered into a registration rights agreement with Huntsman Family Holdings and MatlinPatterson pursuant to which they will have demand and piggyback registration rights for the shares of our common stock controlled by them. The agreement also provides that we will pay the costs and expenses, other than underwriting discounts and commissions, related to the registration and sale of shares of our common stock that are registered pursuant to this agreement. The agreement contains customary registration procedures and indemnification and contribution provisions for the benefit of Huntsman Family Holdings, MatlinPatterson and us. In addition, all of our stockholders who received shares of our common stock in the Reorganization Transaction, including certain of our directors, executive officers and other key officers, will have the right to include their shares in certain registrations.

Indemnification Agreements

        We entered into indemnification agreements with our directors and officers, including each of our named executive officers, in connection with the completion of our initial public offering. Pursuant to these agreements, we agree to provide customary indemnification to our officers and directors against expenses incurred by such persons in connection with their service as directors or officers (as applicable) or in connection with their service at our request as directors, officers, trustees, employees or agents of other entities.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Fees billed to our Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years specified below were as follows (dollars in millions):

Year	Audit	Audit Related	Tax	Other
2004	$14.4	$0.6	$4.4	$0.3
2003	9.0	0.8	2.8	0.1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed with this report.

1.
Consolidated Financial Statements:
See Index to Consolidated Financial Statements on page F-1

2.
Financial Statement Schedules:
Other than as stated on the Index to Consolidated Financial Statements on page F-1 with respect to Schedule I and Schedule II, financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits:
The exhibits to this report are listed on the Exhibit Index below.

(b)
Description of exhibits.

Number	Description
2.1	Agreement and Plan of Merger dated as of February 10, 2005 by and among the Company, Huntsman Holdings, LLC and Huntsman Holdings Merger Sub LLC (incorporated by reference to Exhibit 2.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
2.2
Agreement and Plan of Merger dated as of February 10, 2005 by and among the Company, Huntsman Holdings Preferred Member, LLC and Huntsman Holdings Preferred Member Merger Sub LLC (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-120749))
3.2
Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 (File No. 333-120749))
4.1
Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/2% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.10)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.10)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.10)

4.5
First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.6
Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.15)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.15)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.15)
4.10
First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.11
Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.20)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.20)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.20)
4.15
Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.16
Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)

4.17
Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8%Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.18
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.27 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.19	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.27)
4.20
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.21
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.22
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.23	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.31)
4.24	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.31)
4.25
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.34 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.26
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.35 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.27
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.28	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.36)
4.29	Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.36)
4.30
Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.31
Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.32
Indenture, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, as Issuer, each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.33	Form of Unrestricted Fixed Rate Note (included as Exhibit A-3 to Exhibit 4.41)
4.34	Form of Unrestricted Floating Rate Note (included as Exhibit A-4 to Exhibit 4.41)
4.35	Form of Guarantee (included as Exhibit E to Exhibit 4.41)
4.36
Registration Rights Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC and the Guarantors named therein, as Issuers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.37
Indenture, dated as of May 9, 2003, among HMP Equity Holdings Corporation, as Issuer, ICI Alta Inc. (now known as Alta One Inc.), as Guarantor, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 15% Senior Secured Discount Notes due 2008 (incorporated by reference\ to Exhibit 4.46 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.38	Form of 15% Senior Secured Discount Note due 2008 (included as Exhibit A-2 to Exhibit 4.46)
4.39	Form of Guarantee (included as Exhibit E to Exhibit 4.46)
4.40
Exchange and Registration Rights Agreement, dated as of May 9, 2003, among HMP Equity Holdings Corporation, ICI Alta Inc. (now known as Alta One Inc.), Credit Suisse First Boston LLC, and CIBC World Markets Corp (incorporated by reference to Exhibit 4.49 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))

4.41
Indenture, dated August 1, 2000, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form F-4 of Vantico Group S.A. (File No. 333-13156))
4.42
First Supplemental Indenture, dated as of April 10, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.43
Second Supplemental Indenture, dated as of June 17, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.44
Third Supplemental Indenture, dated as of June 30, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.51 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.45
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.46	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.54)
4.47	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.54)
4.48	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.54)
4.49
Exchange and Registration Rights Agreement, dated as of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.50
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.51	Form of 7 3/8% Senior Subordinated Note due 2015 (included as Exhibit A-1 to Exhibit 4.59)
4.52	Form of 7 1/2% Senior Subordinated Note due 2015 (included as Exhibit A-2 to Exhibit 4.59)
4.53	Form of Guarantee (included as Exhibit E to Exhibit 4.59)
4.54
Exchange and Registration Rights Agreement, dated as of December 17, 2004, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)

4.55
Registration Rights Agreement dated as of February 10, 2005 by and among the Company and the stockholders signatory (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
4.56	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to our registration statement on Form S-1 (File No. 333-120749))
4.57	Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.69 to our registration statement on Form S-1 (File No. 333-120749))
10.1
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.2
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.3
Amended and Restated Subordinated Promissory Note, dated as of July 2, 2001, by Huntsman Corporation (now known as Huntsman LLC) in favor of Horizon Ventures, L.C. (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.4
Credit Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, certain subsidiaries from time to time party thereto and various lending institutions with Deutsche Bank AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
10.5
Intercreditor and Collateral Agency Agreement, dated as of June 30, 2003, among Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank Minnesota, National Association, as trustee, Huntsman Advanced Materials LLC and the subsidiaries listed therein (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
10.6
Pledge Agreement, dated as of May 9, 2003, by HMP Equity Holdings Corporation, as Issuer and Pledgor, and Huntsman Holdings, LLC, Huntsman Group Inc. and ICI Alta Inc. (now known as Alta One Inc.), as Pledgors, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
10.7
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)

10.8
First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2004, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
10.9
Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.10
Term Credit Agreement dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.11
Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.12
Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.13
Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.14
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
10.15	Gift Agreement by and among Huntsman Group Inc. and the Jon and Karen Huntsman Foundation (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-120749))
10.16
Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
10.17	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))

10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.20	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.21	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10.22	Form of Executive Severance Plan (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-120749))
10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.24	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-120749))
10.25	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005

HUNTSMAN CORPORATION
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March 2005.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ RICHARD MICHAELSON Richard Michaelson Director	/s/ DAVID J. MATLIN David J. Matlin Director
/s/ CHRISTOPHER R. PECHOCK Christopher R. Pechock Director

HUNTSMAN CORPORATION AND SUBSIDIARIES

RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

        Huntsman Corporation ("Company") management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with accounting principles generally accepted in the United States of America and necessarily includes estimates based upon management's best judgment.

        To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines." Careful selection of employees, and appropriate divisions of responsibility also help us to achieve our control objectives.

        The consolidated balance sheets of Huntsman Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years ended December 31, 2004, 2003 and 2002 have been audited by the Company's independent registered public accounting firm Deloitte & Touche LLP. Their report is shown on page F-3.

        The Board of Directors oversees the adequacy of the Company's control environment. Representatives of the Audit Committee meet periodically with representatives of Deloitte & Touche LLP, internal financial management and the internal auditor to review accounting, control, auditing and financial reporting matters. The independent registered public accounting firm and the internal auditor also have full and free access to meet privately with the Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Huntsman Corporation and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation, the ultimate parent of Huntsman LLC (formerly Huntsman Corporation), and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, members' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement schedules listed on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements of Huntsman Corporation presented herein, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman LLC (formerly Huntsman Corporation) and Huntsman Corporation were combined for all periods presented.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of computing depreciation for certain assets effective January 1, 2003. In addition, the Company adopted Statements of Financial Accounting Standards Nos. 141 and 142 effective January 1, 2002.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$243.2	$197.8
Restricted cash	8.9	10.5
Accounts and notes receivables (net of allowance for doubtful accounts of $25.8 and $26.5, respectively)	1,528.3	1,096.1
Accounts receivable from affiliates	12.1	6.6
Inventories	1,253.9	1,039.3
Prepaid expenses	45.0	39.6
Deferred income taxes	11.9	14.7
Other current assets	95.8	108.3

Total current assets	3,199.1	2,512.9
Property, plant and equipment, net	5,150.9	5,079.3
Investment in unconsolidated affiliates	170.9	158.0
Intangible assets, net	245.6	316.8
Goodwill	3.3	3.3
Deferred income taxes	34.5	28.8
Notes receivable from affiliates	23.6	25.3
Other noncurrent assets	608.6	613.0

Total assets	$9,436.5	$8,737.4

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$992.0	$812.0
Accounts payable to affiliates	30.6	20.1
Accrued liabilities	782.1	702.0
Deferred income taxes	10.8	15.1
Current portion of long-term debt	37.5	135.8
Current portion of long-term debt—affiliates	—	1.3

Total current liabilities	1,853.0	1,686.3
Long-term debt	6,221.1	5,737.5
Long-term debt—affiliates	40.9	35.5
Deferred income taxes	217.9	234.8
Other noncurrent liabilities	745.3	584.7

Total liabilities	9,078.2	8,278.8

Minority interests in common stock of consolidated subsidiary	36.8	30.5
Warrants issued by consolidated subsidiary	128.7	128.7
Redeemable preferred member's interest	574.8	487.1
Commitments and contingencies (Notes 20 and 22)
Stockholders' equity (deficit):
Preferred members' interest (liquidation preference of $513.3)	195.7	194.4
Common members' interest:
Class A units, 10,000,000 issued and outstanding, no par value	—	—
Class B units, 10,000,000 issued and outstanding, no par value	—	—
Additional paid-in capital	712.5	800.2
Accumulated other comprehensive income	181.0	61.2
Accumulated deficit	(1,471.2)	(1,243.5)

Total stockholders' deficit	(382.0)	(187.7)

Total liabilities and stockholders' deficit	$9,436.5	$8,737.4

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Revenues:
Trade sales	$11,437.9	$6,990.2	$2,494.8
Related party sales	47.9	90.7	166.2

Total revenues	11,485.8	7,080.9	2,661.0
Cost of goods sold	10,089.2	6,373.1	2,421.0

Gross profit	1,396.6	707.8	240.0
Expenses:
Selling, general and administrative	694.8	482.8	151.9
Research and development	83.0	65.6	23.8
Other operating income	(80.9)	(55.0)	(1.0)
Restructuring and plant closing costs (credits)	299.3	37.9	(1.0)

Total expenses	996.2	531.3	173.7

Operating income	400.4	176.5	66.3
Interest expense	(607.2)	(428.3)	(195.0)
Interest (expense) income—affiliate	(5.4)	19.2	13.1
Loss on sale of accounts receivable	(15.6)	(20.4)	—
Equity in income (losses) of investment in unconsolidated affiliates	4.0	(37.5)	(31.4)
Other expense	(25.8)	—	(7.6)

Loss before income tax benefit, minority interests, and cumulative effect of accounting changes	(249.6)	(290.5)	(154.6)
Income tax (benefit) expense	(29.1)	30.8	8.5

Loss before minority interest and cumulative effect of accounting changes	(220.5)	(321.3)	(163.1)
Minority interest in subsidiaries' (income) loss	(7.2)	1.5	(28.8)
Cumulative effect of accounting change	—	—	169.7

Net loss	(227.7)	(319.8)	(22.2)
Preferred members' interest dividend	(87.7)	(74.3)	(17.8)

Net loss available to common stockholders	$(315.4)	$(394.1)	$(40.0)

Net loss	$(227.7)	$(319.8)	$(22.2)
Other comprehensive income	70.5	241.6	10.2

Comprehensive loss	$(157.2)	$(78.2)	$(12.0)

Basic and diluted loss per share	$(1.43)	$(1.79)	$(0.18)

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Dollars in Millions)

	Common stock	Preferred members' interest	Class A Common members' interest	Class B Common members' interest	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total	Manditorily redeemable preferred member's interest
Balance, January 1, 2002	$181.0	100.0	$—	$—	$—	$(901.5)	$(141.3)	$(761.8)	$—
Recapitalization and member contribution for/of:								—
Initial capitalization of Huntsman Holdings	(181.0)	(100.0)	—	—	274.0	—	—	(7.0)	7.0
Exchange of debt for equity	—	—	—	—	361.7	—	—	361.7	391.4
Expense of exchange of debt	—	—	—	—	(4.9)	—	—	(4.9)	(5.2)
Acquisiton of minority interests in affiliates (Note 1)	—	—	—	—	71.1	—	—	71.1	—
Notes receivable from HIH and payable to ICI	—	—	—	—	169.7	—	—	169.7	—
Cash contribution	—	—	—	—	3.4	—	—	3.4	—
Net loss	—	—	—	—	—	(22.2)	—	(22.2)	—
Other comprehensive income							10.2	10.2	1.8
Dividends accrued on manditorily redeemable preferred member's interest	—	—	—	—	(17.8)	—	—	(17.8)	17.8

Balance, December 31, 2002	—	—	—	—	857.2	(923.7)	(131.1)	(197.6)	412.8
Acquistion of subsidiary at less carrying amount	—	—	—	—	19.5	—	—	19.5	—
Distribution to member	—	—	—	—	(2.2)	—	—	(2.2)	—
Preferred shares issued in exchange for	—	—	—	—	—	—	—	—	—
investment in Advanced Materials	—	194.4	—	—	—	—	—	194.4	—
Net loss	—	—	—	—	—	(319.8)	—	(319.8)	—
Other comprehensive income	—	—	—	—	—	—	241.6	241.6	—
Accumulated other comprehensive loss of HIH at May 1, 2003 (date of consolidation)	—	—	—	—	—	—	(49.3)	(49.3)	—
Dividends accrued on manditorily redeemable preferred member's interest	—	—	—	—	(74.3)	—	—	(74.3)	74.3

Balance, December 31, 2003	—	194.4	—	—	800.2	(1,243.5)	61.2	(187.7)	487.1
Net loss	—	—	—	—	—	(227.7)	—	(227.7)	—
Purchase accounting adjustment	—	1.3	—	—	—	—	49.3	50.6	—
Other comprehensive income	—	—	—	—	—		70.5	70.5	—
Dividends accrued on redeemable preferred member's interest	—	—	—	—	(87.7)	—	—	(87.7)	87.7

Balance, December 31, 2004	$—	$195.7	$—	$—	$712.5	$(1,471.2)	$181.0	$(382.0)	$574.8

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(227.7)	$(319.8)	$(22.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	(169.7)
Equity in (income) losses of investment in unconsolidated affiliates	(4.0)	37.5	31.4
Depreciation and amortization	536.8	353.4	152.7
Provision for losses on accounts receivable	0.7	11.3	(1.8)
Non-cash restructuring and plant closing charges (credits)	138.0	9.7	(5.3)
Loss (gain) on disposal of plant and equipment	2.4	2.4	0.5
Loss on early extinguishment of debt	25.6	—	6.7
Noncash interest expense	160.6	111.8	7.6
Noncash interest on affiliate debt	5.4	(21.1)	(13.1)
Deferred income taxes	(64.5)	(3.6)	—
Unrealized gains on foreign currency transactions	(111.7)	(58.3)	—
Minority interests in subsidiaries income (loss)	6.2	(1.5)	28.8
Other	(13.0)	—	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts and notes receivables	(200.4)	81.0	(48.2)
Change in receivables sold, net	(90.0)	(11.5)	—
Inventories	(158.9)	87.8	1.3
Prepaid expenses	31.0	(2.8)	(12.3)
Other current assets	45.4	(15.9)	—
Other noncurrent assets	(49.0)	(24.3)	(6.4)
Accounts payable	49.8	(71.5)	56.9
Accrued liabilities	91.4	71.5	67.5
Other noncurrent liabilities	6.7	(10.7)	14.3

Net cash provided by operating activities	180.8	225.4	88.7

Investing Activities:
Capital expenditures	(226.6)	(191.0)	(70.2)
Proceeds from sale of plant & equipment	5.2	0.3	—
Cash paid for intangible asset	—	(2.3)	—
Advances to unconsolidated affiliates	(21.9)	(7.8)	(7.5)
Net borrowings under revolving loan facilities	2.1	—	—
Net cash received from unconsolidated affiliates	8.6	—	—
Acquisition of minority interest	—	(286.0)	—
Loans and other assets	1.0	—
Change in restricted cash	1.6	(1.4)	53.2
Cash portion of AdMat acquisition	—	(397.6)	—
Purchase of Vantico senior notes	—	(22.7)	—

Net cash used in investing activities	(230.0)	(908.5)	(24.5)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Financing Activities:
Net borrowings (repayment) under revolving loan facilities	113.8	(201.4)	32.1
Net (repayment) borrowings on overdraft	(10.6)	7.5	—
Repayment of long-term debt	(2,489.4)	(426.6)	(121.6)
Proceeds from long-term debt	2,515.3	1,288.6	—
Repayment of note payable	(19.6)	(105.7)	—
Proceeds from issuance of subsidiary warrants	—	130.0	—
Cash paid for reacquired subsidiary warrants	—	(1.3)	—
Proceeds from subordinated note issued to an affiliated entity	—	—	—
Shares of subsidiary issued to minority interests for cash	5.4	1.7	—
Cost of raising subisidiary equity capital	—	(10.1)	—
Debt issuance costs	(35.5)	(58.2)	(16.6)
(Distribution to) capital contribution from members	—	(2.2)	5.2
Cash contributed to subsidiary later exchanged for preferred tracking stock	—	164.4	—
Repayments of senior notes	(333.4)	—	—
Issuance of senior notes	354.5	—	—
Cash acquired in acquisition of equity method affiliate	—	—	7.9
Costs of early extinguishment of debt	(17.0)	—	—

Net cash provided by (used in) financing activities	83.5	786.7	(93.0)

Effect of exchange rate changes on cash	11.1	9.5	3.6

Increase (decrease) in cash and cash equivalents	45.4	113.1	(25.2)
Cash and cash equivalents at beginning of period	197.8	22.5	47.7
Cash and cash equivalents of HIH at May 1, 2003 (date of consolidation)	—	62.2	—

Cash and cash equivalents at end of period	$243.2	$197.8	$22.5

Supplemental cash flow information:
Cash paid for interest	$455.6	$263.9	$104.4
Cash paid for (received from) income taxes	29.2	8.4	(1.5)

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

  Description of Business

        Huntsman Corporation (the "Company" and, unless the context otherwise requires, including its predecessors and subsidiaries) is a global manufacturer and marketer of differentiated and commodity chemicals. The Company produces a wide range of products for a variety of global industries, including the chemical, plastics, automotive, aviation, footwear, paints and coatings, construction, technology, agriculture, healthcare, consumer products, textile, furniture, appliance and packaging industries. The Company operates at facilities located in North America, Europe, Asia, Australia, South America and Africa. The Company's business is organized into six reportable operating segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

  Certain Definitions

        In this report, "HMP" refers to HMP Equity Holdings Corporation (a 100% owned subsidiary of the Company) and, unless the context otherwise requires, its subsidiaries, "HLLC" or "Huntsman LLC" refers to Huntsman LLC (a 100% owned subsidiary of HMP) and, unless the context otherwise requires, its subsidiaries, "Huntsman Polymers" refers to Huntsman Polymers Corporation (a 100% owned subsidiary of HLLC) and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation (a 100% owned subsidiary of HLLC), "HCCA" refers to Huntsman Chemical Company Australia Pty. Ltd. (a 100% owned indirect subsidiary of HLLC) and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC (a subsidiary, which as of February 16, 2005, is owned 58% by the Company and 42% by Huntsman LLC) and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC (a 100% owned subsidiary of HIH) and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC (a 90.3% owned indirect subsidiary of the Company) and, unless the context otherwise requires, its subsidiaries, "Vantico" refers to Vantico Group S.A. (a 100% owned subsidiary of AdMat) and, unless the context otherwise requires, its subsidiaries, "Investments Trust" refers to HMP Equity Trust (59% holder of the common stock of the Company), "Huntsman Family Holdings" refers to Huntsman Family Holdings LLC (an owner with MatlinPatterson of Investments Trust), "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B L.P. (collectively, an owner with Huntsman Family Holdings of Investments Trust), and "ICI" refers to Imperial Chemical Industries PLC (a former indirect owner of certain of HIH's membership interests) and its subsidiaries.

  Company

        The Company was formed in 2004 to hold, among other things, the equity interests of Huntsman LLC and AdMat. The formation was between entities under common control. The transfer of the net assets of Huntsman LLC and AdMat was recorded at historical carrying value. The consolidated financial statements of the Company presented herein reflect the financial position, results of operations and cash flows as if Huntsman LLC, AdMat and the Company were combined for all periods presented.

        On February 16, 2005, the Company completed an initial public offering of 55,681,819 shares of its common stock sold by it and 13,579,546 shares of its common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of its 5% mandatory convertible preferred stock sold by it at a price to the public of $50 per share. Each share of preferred stock will be convertible into between approximately 1.77 and approximately 2.17 shares of the Company's common stock, subject to anti-dilution adjustments, depending upon the trading price of its common stock prior to the third anniversary of the initial public offering. This will result in between approximately 10.2 million and approximately 12.5 million additional shares of the Company's common stock outstanding upon conversion.

        The net proceeds to the Company from its initial public offering of common and preferred stock were approximately $1,500 million, substantially all of which are being used to repay outstanding indebtedness of certain of the Company's subsidiaries, including HMP, Huntsman LLC and HIH, as follows:

  •
  On February 16, 2005, the Company used $41.6 million of net proceeds from the offering to redeem in full the subordinated note due Horizon Ventures LLC.

  •
  On February 28, 2005, the Company used $1,216.7 million of net proceeds from the offering, along with $35.0 million in available cash, to redeem

  •
  all of the outstanding 15% senior secured discount notes due 2008 of HMP (the "HMP Senior Discount Notes");

  •
  $452.3 million of the outstanding 13.375% senior discount notes due 2009 of HIH (the "HIH Senior Discount Notes"); and

  •
  $159.4 million of the outstanding 11.625% senior secured notes due 2010 of Huntsman LLC (the "HLLC Senior Secured Notes").

  •
  On March 14, 2005, the Company expects to use $151.7 million of net cash proceeds from the offering to redeem the remaining outstanding HIH Senior Discount Notes, $78.0 million of the outstanding 11.5% senior notes due 2012 of Huntsman LLC (the "HLLC Senior Notes") and to pay $7.8 million to HMP warrant holders for a consent fee pursuant to an amendment in connection with the Reorganization Transaction. On March 17, 2005, the Company expects to use $26.8 million of the net cash proceeds from the offering to redeem an additional $24.0 million of the HLLC Senior Notes.

        In connection with the repayment of indebtedness discussed above, the Company expects to record a low on early extinguishment of debt in the first quarter of 2005 of approximately $235 million.

        In connection with the completion of its initial public offering, the Company consummated a reorganization transaction (the "Reorganization Transaction"). In the Reorganization Transaction, the Company's predecessor, Huntsman Holdings, became its wholly owned subsidiary, and the existing beneficial holders of the common and preferred membership interests of Huntsman Holdings received shares of common stock in exchange for their interests.

        As a result of the Company's cash contributions that were used to redeem the HIH Senior Discount Notes and its contribution to HIH of the senior subordinated reset discount notes due 2009 of HIH that were originally issued to ICI (the "HIH Senior Subordinated Discount Notes"), the Company's ownership interest in HIH increased from 40% to 58%, and, accordingly, Huntsman LLC's interest in HIH decreased from 60% to 42%.

        In connection with its initial public offering and as part of the Reorganization Transaction, the Company exercised its right under the outstanding warrants to purchase common stock of HMP (the "HMP Warrants") to require that all the HMP Warrants and any shares of HMP equity securities issued upon exercise of the HMP Warrants be exchanged for newly issued shares of the Company's common stock. Under the terms of the HMP Warrants, an aggregate of approximately 16.9 million shares of the Company's common stock will be issued in exchange for the outstanding HMP Warrants on March 14, 2005.

        Investments Trust holds approximately 59% of the Company's common stock. Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of the Company's common stock held by Investments Trust. However, the shares of common stock held by Investments Trust will not be voted in favor of certain fundamental corporate actions without the consent of MatlinPatterson, through its representatives David J. Matlin or Christopher R. Pechock, and Jon M. Huntsman and Peter R. Huntsman have agreed to cause all of the shares of common stock held by Investments Trust to be voted in favor of the election to the Company's board of directors of two nominees designated by MatlinPatterson.

        The Company operates its businesses through three principal operating subsidiaries: Huntsman LLC, HIH and AdMat. Each of the Company's principal operating subsidiaries is separately financed, its debt is non-recourse to the Company (with the exception of certain limited guarantees executed by the Company in connection with the construction financing of certain manufacturing facilities in China), and the Company has no contractual obligations to fund its respective operations. Moreover, the debt of Huntsman LLC is non-recourse to HIH and AdMat, the debt of HIH is non-recourse to Huntsman LLC and AdMat, and the debt of AdMat is non-recourse to Huntsman LLC and HIH.

  HLLC Restructuring

        Prior to September 30, 2002, Huntsman LLC was owned by members of the Huntsman family and by certain affiliated entities. On September 30, 2002, Huntsman LLC and its subsidiary, Huntsman Polymers, completed debt for equity exchanges (the "HLLC Restructuring"). Pursuant to the HLLC Restructuring, the Huntsman family contributed all their equity interests in Huntsman LLC and its subsidiaries, including minority interests acquired from Consolidated Press Holdings Limited ("Consolidated Press") and the interests described in the second following paragraph, to the Company in exchange for equity interests in the Company MatlinPatterson and Consolidated Press exchanged approximately $679 million in principal amount of Huntsman LLC's outstanding subordinated notes and Huntsman Polymers' outstanding senior notes they held into equity interests in the Company. There was also approximately $84 million in accrued interest that was cancelled as a result of the exchange. The net book value of the $763 million of principal and accrued interest, after considering debt issuance costs, was $753 million. The Company contributed its investment in Huntsman LLC to HMP.

        In the HLLC Restructuring, the effective cancellation of debt was recorded as a capital contribution because MatlinPatterson and Consolidated Press received equity of the Company in exchange. The fair value of the equity received approximated the carrying value of the debt exchanged. No gain was recorded on the HLLC Restructuring.

        As mentioned above, on September 30, 2002, the Company effectively acquired the following interests:

  •
  The remaining 20% interest in JK Holdings Corporation and the remaining 20% interest in Huntsman Surfactants Technology Corporation, both previously accounted for as consolidated subsidiaries;

  •
  The remaining 50% interest in Huntsman Chemical Australia Unit Trust ("HCA Trust") and HCPH Holdings Pty Limited ("HCPH"), formerly accounted for as an investment in unconsolidated affiliates using equity method accounting; and

  •
  The remaining 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC").

        The Company accounted for the acquisition of the minority interests as an equity contribution with a value of $71.1 million (including cash of $7.9 million and net of debt assumed of $35.3 million).

        Also related to the HLLC Restructuring, in June 2002, MatlinPatterson entered into an agreement with ICI (the "Option Agreement"). The Option Agreement provided BNAC, Inc. ("BNAC"), then a MatlinPatterson subsidiary, with an option to acquire the ICI subsidiary that held a 30% membership interest in HIH (the "ICI 30% Interest") on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the HIH Senior Subordinated Discount Notes. Concurrently, BNAC paid ICI $160 million to acquire the HIH Senior Subordinated Discount Notes, subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The HIH Senior Subordinated Discount Notes were pledged to ICI as collateral security for such additional payment. BNAC's sole business purpose was to acquire both the HIH Senior Subordinated Discount Notes and the ICI 30% Interest, and to participate in the HLLC Restructuring.

        In connection with the HLLC Restructuring, all the shares in BNAC were contributed to HMP. The Company caused BNAC to be merged into HMP. As a result of its merger with BNAC, HMP held the interests formerly held by BNAC in the HIH Senior Subordinated Discount Notes and the option to acquire the subsidiary of ICI that held the ICI 30% Interest. The HIH Senior Subordinated Discount Notes were valued at $273.1 million (including accrued interest of $13.2 million) and the note payable to ICI of $103.5 million (including accrued interest of $3.5 million) was recorded by the Company. The net contribution to HMP of $169.7 (the $160 million paid by BNAC for the HIH Senior Subordinated Discount Notes plus net accrued interest) million was accounted for as an equity contribution.

  HIH Consolidation Transaction

        Prior to May 9, 2003, the Company owned, indirectly, approximately 61% of the membership interests of HIH. The Company accounted for its investment in HIH on the equity method due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. On May 9, 2003, the Company's indirect subsidiary, HMP, exercised the option under the Option Agreement and purchased the ICI subsidiary that held ICI's 30% membership interest in HIH, and, at that time, HMP also purchased approximately 9% of the HIH membership interests held by institutional investors (the "HIH Consolidation Transaction"). The total consideration paid in connection with the HIH Consolidation Transaction was approximately $286 million. As a result of the HIH Consolidation Transaction, the Company (indirectly through HMP and its subsidiaries) owns 100% of the HIH membership interests. Accordingly, as of May 1, 2003, HIH is a consolidated subsidiary of the Company and is no longer accounted for on an equity basis.

        The Company accounted for the acquisition using the purchase method. Accordingly, the results of operation and cash flows of the acquired interests were consolidated with those of the Company beginning in May 2003. During the second quarter of 2004, the Company finalized the allocation of the purchase price. As part of its final purchase price allocation, the Company valued the related pension liabilities, recorded deferred taxes and reclassified certain other amounts resulting in a corresponding increase in property, plant and equipment of approximately $286 million. The following is a summary of the final allocation of the purchase price to assets acquired and liabilities assumed (dollars in millions):

Current assets	$533.6
Property, plant and equipment, net	1,605.9
Noncurrent assets	194.5
Current liabilities	(344.3)
Long-term debt	(1,427.6)
Deferred taxes	(145.4)
Noncurrent liabilities	(130.7)

Cash paid for acquisition	$286.0

  AdMat Acquisition

        On June 30, 2003, the Company, MatlinPatterson, SISU Capital Ltd. ("SISU"), Huntsman Group Inc., and Morgan Grenfell Private Equity Limited ("MGPE") completed a restructuring and business combination involving Vantico, whereby ownership of the equity of Vantico was transferred to AdMat in exchange for substantially all of the issued and outstanding Vantico senior notes ("Vantico Senior Notes") and approximately $165 million of additional equity (the "AdMat Transaction"). The Company entered into the AdMat Transaction in order to expand its liquid epoxy resins product lines and to integrate its polyurethanes products into liquid epoxy resins. In connection with the AdMat Transaction, AdMat issued $250 million aggregate principal amount of its 11% senior secured notes due 2010 (the "AdMat Fixed Rate Notes") and $100 million aggregate principal amount of its senior secured floating rate notes due 2008 at a discount of 2%, or for $98 million (the "AdMat Floating Rate Notes" and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). Proceeds from the issuance of the AdMat Senior Secured Notes, along with a portion of the additional equity, were used to purchase 100% of the Vantico senior secured credit facilities (the "Vantico Credit Facilities"). Also in connection with the AdMat Transaction, AdMat entered into a $60 million senior secured revolving credit facility (the "AdMat Revolving Credit Facility"). The AdMat Transaction was completed as follows:

  •
  MatlinPatterson and SISU, as holders of the majority of the Vantico Senior Notes, exchanged their Vantico Senior Notes for equity in AdMat Holdings;

  •
  MatlinPatterson and SISU contributed cash and a short-term bridge loan to Vantico, with a total value of approximately $165 million, prior to June 30, 2003 for equity of AdMat Holdings;

  •
  MGPE exchanged its interest as lender under an existing bridge loan to Vantico for equity in AdMat Holdings;

  •
  AdMat Holdings contributed cash, its interest in the bridge loan and the Vantico Senior Notes, valued at $67.8 million, to AdMat in exchange for equity of AdMat;

  •
  AdMat acquired substantially all of the remaining Vantico Senior Notes for cash of $22.7 million;

  •
  As part of acquisition of Vantico, AdMat was required to purchase 100% of the outstanding Vantico Credit Facilities and other credit facilities, including a revolving credit facility and a restructuring facility;

  •
  AdMat exchanged substantially all the Vantico Senior Notes and its interest under the bridge loan, valued at $67.8 million, for equity in Vantico, acquiring all of the outstanding equity interests in Vantico;

  •
  MatlinPatterson formed AdMat Investment and contributed all of its equity in AdMat Holdings to AdMat Investment in return for preferred equity with a liquidation preference of $513.3 million and all of the common equity of AdMat Investment.

  •
  MatlinPatterson transferred its preferred and common equity in AdMat Investment to the Company, and the Company then contributed the preferred and common equity in AdMat Investment to Huntsman Group Inc. The value assigned to the preferred membership units was equal to the fair value of the net assets acquired as shown below:

Cash	$164.4
Vantico Senior Notes	67.8

MatlinPatterson Contributed assets	232.2
Acquisition subsidiary organization costs	(10.1)
Purchase accounting adjustments	1.5
Minority interest	(29.2)

Preferred members' interest as of December 31, 2003	194.4
Purchase accounting adjustment	1.3

Preferred members' interest at December 31, 2004	$195.7

  •
  HGI owns the preferred equity of AdMat Investment and contributed the common equity of AdMat Investment to us.

        The AdMat Transaction has been accounted for as follows:

  •
  For financial reporting purposes, the equity contribution of the AdMat Investment equity of $195.7 million has been allocated to preferred members' interest.

  •
  For financial reporting purposes, the 9.7% of AdMat Holdings not owned by the Company is shown in the accompanying consolidated balance sheet as "Minority interest in common stock of consolidated subsidiary" of $29.2 million.

  •
  The results of operations of AdMat Investment for the six months ended December 31, 2003 and the year ended December 31, 2004 are included in the consolidated statements of operations.

        There were no contingent payments or commitments in connection with the AdMat Transaction. The total purchase price of AdMat was derived from the fair value of equity exchanged or debt instruments acquired as follows (dollars in millions):

Cash paid for the Vantico Credit Facilities and other credit facilities	$431.3
Equity issued for Vantico Senior Notes	67.8
Cash paid for Vantico Senior Notes	22.7

Total purchase price of AdMat	$521.8

        The Company has completed its allocation of the purchase price to the assets and liabilities of AdMat, which is summarized as follows (dollars in millions):

Current assets	$415.8
Current liabilities	(242.4)
Property, plant and equipment, net	397.9
Intangible assets, net	37.0
Deferred taxes	(8.6)
Other noncurrent assets	44.2
Other noncurrent liabilities	(122.1)

Total purchase price of AdMat	521.8
Minority interest	(29.2)
Preferred members' interest	(195.7)

Net assets acquired	$296.9

        The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years. The following table reflects the Company's results of operations on a pro forma basis as if the business combination of HIH and AdMat had been completed at the beginning of the periods presented utilizing HIH and AdMat's historical results (dollars in millions, except per unit amounts):

	2003	2002
Revenue	$9,252.4	$8,012.2
Loss before minority interest and cumulative effect of accounting change	(369.6)	(359.3)
Net loss	(395.6)	(166.8)
Net loss per common share	(1.79)	(0.76)

        The pro forma information is not necessarily indicative of the operating results that would have occurred had the HIH Consolidation Transaction and the AdMat Transaction been consummated at the beginning of the period presented, nor are they necessarily indicative of future operating results.

        The HIH Consolidation Transaction and the AdMat Transaction have resulted in changes in the Company's operating segments. Prior to the HIH Consolidation Transaction, the Company reported its operations through three principal operating segments. After the HIH Consolidation Transaction but prior to the AdMat Transaction, the Company reported its operations through five segments. The Company now reports its operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

        On March 19, 2004, the Company acquired MGPE's 2.1% equity in AdMat Holdings for $7.2 million.

        As of December 31, 2004, the Company owned approximately 90% of AdMat Holdings, directly and indirectly. The remaining approximately 10% of the equity of AdMat Holdings is owned by unrelated third parties.

2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of the Company and its majority wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition

        The Company generates substantially all of its revenues through sales in the open market and long-term supply agreements. The Company recognizes revenue when it is realized or realizable, and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured, and pricing is fixed or determinable. This occurs at the time shipment is made.

  Cost of Goods Sold

        The Company classifies the costs of manufacturing and distributing its products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        The Company considers cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

  Securitization of Accounts Receivable

        HI securitizes certain trade receivables in connection with a revolving accounts receivable securitization program in which HI grants a participating undivided interest in certain of its trade receivables to a qualified off-balance sheet entity. HI retains the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 11. Securitization of Accounts Receivable."

  Inventories

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out, first-in first-out, and average costs methods for different components of inventory.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	10 - 60 years
Plant and equipment	3 - 25 years
Furniture, fixtures and leasehold improvements	5 - 20 years

        Until January 1, 2003, approximately $1.3 billion of the total plant and equipment was depreciated using the straight-line method on a group basis at a 4.7% composite rate. When capital assets representing complete groups of property were disposed of, the difference between the disposal proceeds and net book value was credited or charged to income. When miscellaneous assets were disposed of, the difference between asset costs and salvage value was charged or credited to accumulated depreciation. Effective January 1, 2003, the Company changed its method of accounting for depreciation for the assets previously recorded on a group basis to the component method. Specifically, the net book value of all the assets on January 1, 2003 were allocated to individual components and are being depreciated over their remaining useful lives and gains and losses are recognized when a component is retired. This change encompassed both a change in accounting method and a change in estimate and resulted in a decrease to depreciation expense for the year ended December 31, 2003 by $43.0 million. The change from the group method to the composite method was made in order to reflect more precisely overall depreciation expense based on the lives of individual components rather than overall depreciation expense based on the average lives for large groups of related assets.

        Interest expense capitalized as part of plant and equipment was $6.7 million, $5.1 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

  Investment in Unconsolidated Affiliates

        Investments in companies in which the Company exercises significant management influence are accounted for using the equity method.

  Intangible Assets and Goodwill

        Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents and technology	5 - 30 years
Trademarks	15 - 30 years
Licenses and other agreements	5 - 15 years
Other intangibles	5 - 15 years

        Prior to January 2002, the Company amortized goodwill over periods ranging from 10-20 years. Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142. All goodwill is recorded within the Base Chemicals segment.

  Other Non-current Assets

        Other non-current assets consist primarily of spare parts, deferred debt issuance costs, employee benefit assets and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

  Carrying Value of Long-Term Assets

        Upon the occurrence of a triggering event, the Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 10. Restructuring and Plant Closing Costs."

  Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the senior secured credit facilities of the Company's subsidiaries approximates fair value since they bear interest at a variable rate plus an applicable margin. The fair value of the fixed rate and floating rate notes of the Companies subsidiaries is estimated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. See "Note 22. Fair Value of Financial Instruments."

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company evaluates the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire U.S. and a material portion of the non-U.S. deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

        Subsequent to the AdMat Transaction, substantially all non-U.S. operations of AdMat are treated as the Company's branches for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. Until the Company has sufficient U.S. taxable income to utilize U.S. foreign tax credits, most AdMat income will continue to be effectively taxed in both the U.S. and in the non-U.S. jurisdictions in which it is earned.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $30.0 million at December 31, 2004. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

  Derivatives and Hedging Activities

        The Company follows Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments And Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

  Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and expensed or capitalized as appropriate. See "Note 23. Environmental Matters."

  Asset Retirement Obligations

        The Company accrues for asset retirement obligations, which consist primarily of landfill closure costs in the period in which the obligations are incurred and the Company has sufficient information to estimate a range of potential settlement dates for the obligation. These costs are accrued at estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

        Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs. The Company is legally required to perform capping and closure and post-closure care on the landfills and reclamation on the quarries. In accordance with SFAS No. 143, "Accounting for Asset Retirement

Obligations," each landfill the Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 27 years. The Company has additional asset retirement obligations with indeterminate settlement dates; the fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate a range of potential settlement dates for the obligation. An asset retirement obligation related to these assets will be recognized when the Company knows such information.

        The following table describes changes to the asset retirement obligation liability:

Year Ended December 31, 2004
Asset retirement obligation at the beginning of the period	$—
Liabilities incurred	6.7
Accretion expense	0.5
Liabilities settled	—
Revisions in estimated cash flows	—

Asset retirement obligation at the end of the period	$7.2

        If the asset retirement obligation and measurement provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations would have been $5.0 million. The amortization of the asset retirement cost and accretion of asset retirement obligation for each of 2002 and 2003 would have been immaterial.

  Research and Development

        Research and development costs are expensed as incurred.

  Foreign Currency Translation

        The accounts of the Company's subsidiaries outside of the United States, except for those operating in highly inflationary economic environments, consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholder's equity as a component of accumulated other comprehensive income (loss).

        Subsidiaries that operate in economic environments that are highly inflationary consider the U.S. dollar to be the functional currency and include gains and losses from translation to the U.S. dollar from the local currency in the statement of operations.

        Transaction gains and losses are recorded in the statement of operations and were a net gain of $118.8 million, a net gain of $67.8 million and a net loss of $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  Net Income (Loss) Per Share

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Dilutive income (loss) per share reflects potential dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised.

        In connection with the initial public offering of common stock on February 16, 2005, the Company issued 203,604,545 shares of common stock. On March 14, 2005, the Company will issue 16,850,001 shares of common stock in exchange for the HMP Warrants. In addition, the Company issued 749,513 shares of restricted stock in connection with the initial public offering. All share and per share data reflected in these financial statements have been retroactively restated to give effect to the shares issued in connection with the initial public offering and the shares to be issued in connection with the exchange of the HMP Warrants on March 14, 2005.

        Basic and diluted loss per share is calculated as follows (in millions, except per unit amounts):

	Year ended December 31,
	2004	2003	2002
Net loss	$(227.7)	$(319.8)	$(22.2)
Preferred members' interest dividend	(87.7)	(74.3)	(17.8)

Net loss available to stockholders	$(315.4)	$(394.1)	$(40.0)

Basic and diluted weighted average shares	220.5	220.5	220.5

Basic and diluted loss per share	$(1.43)	$(1.79)	$(0.18)

        Because the Company reported a loss for each year, diluted loss per share excludes 749,513 shares of restricted stock since their effect is antidilutive.

  Recently Issued Accounting Standards

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN No. 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. The Company adopted this standard on January 1, 2005. The impact of FIN 46R on the Company's financial statements was not significant.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43". SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is reviewing SFAS No. 151 to determine the statement's impact on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." This standard is effective for the Company beginning in January 2006. The Company is reviewing SFAS No. 123R to determine the statement's impact on its consolidated financial statements.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	December 31,
	2004	2003
Raw materials and supplies	$332.0	$283.6
Work in progress	90.1	32.7
Finished goods	924.1	749.5

Total	1,346.2	1,065.8
LIFO reserves	(91.9)	(15.5)
Lower of cost or market reserves	(0.4)	(11.0)

Net	$1,253.9	$1,039.3

        As of December 31, 2004 and 2003, approximately 18%, and 16%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO"). At December 31, 2004, the excess of current cost over the stated LIFO value was $81.0 million.

        For the year ended December 31, 2004, 2003, and 2002, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss by approximately $2.0 million, $1.0 million, and $1.7 million, respectively.

        In the normal course of operations, the Company at times exchanges raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at the Company's cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by the Company under open exchange agreements, were approximately $11.3 million payable and $8.2 million payable (40.6 million and 26.9 million pounds) at December 31, 2004 and 2003, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	December 31,
	2004	2003
Land	$130.8	$118.6
Buildings	563.9	517.8
Plant and equipment	6,422.2	6,387.3
Construction in progress	251.8	253.8

Total	7,368.7	7,277.5
Less accumulated depreciation	(2,217.8)	(2,198.2)

Net	$5,150.9	$5,079.3

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $492.1 million, $336.7 million and $131.8 million, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $24.5 million and $23.9 million at December 31, 2004 and 2003, respectively; related amounts included in accumulated depreciation were $9.0 million and $5.4 million at December 31, 2004 and 2003, respectively.

5.     Investment in Unconsolidated Affiliates

        The Company's ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
Equity Method:
	2004	2003
Polystyrene Australia Pty Ltd.	$4.7	$3.6
Condea-Huntsman GmbH and Co. KG (50%)	17.5	13.2
Louisiana Pigment Company, L.P. (50%)	121.6	130.4
Rubicon, LLC (50%)	5.7	1.0
BASF Huntsman Shanghai Isocyanate	17.9
Investment BV (50%)(2)	—	6.1
Others	1.0	1.2

Total equity method investments	168.4	155.5
Cost Method:
Gulf Advanced Chemicals Industry
Corporation (10%)	2.5	2.5

Total invesmtents	$170.9	$158.0

(1)
Effective as of May 1, 2003, HIH is a consolidated subsidiary of the Company. For more information, see "Note 1. General—HIH Consolidation Transaction."

(2)
The Company owns 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving the Company an indirect 35% interest in the manufacturing joint venture.

  Summarized Financial Information of Unconsolidated Affiliates

        Summarized financial information of Sasol-Huntsman GmbH and Co. KG ("Sasol"), Louisiana Pigment Company, Rubicon, LLC, BASF AG ("BASF"), Huntsman Shanghai Isocyanate Investment BV and Polystyrene Australia Pty Ltd. as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is presented below (dollars in millions):

	December 31,
	2004	2003	2002
Assets	$626.0	$543.3	$75.8
Liabilities	293.8	268.4	67.5
Revenues	1,113.6	868.0	85.8
Net income (loss)	8.2	3.4	11.7
The Company's equity in:
Net assets	$168.4	$155.5	$12.2
Net income (loss)	4.4	1.5	9.7

  Investment in HIH

        Effective June 30, 1999, Huntsman Specialty, a consolidated unrestricted subsidiary of the Company, transferred its propylene oxide business to HIH. ICI transferred its polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses to HIH. In addition, HIH also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals Limited for approximately $117.0 million.

        In exchange for transferring its business, Huntsman Specialty retained a 60% common equity interest in HIH and received approximately $360.0 million in cash as a distribution from HIH. In exchange for transferring its businesses, ICI received a 30% common equity interest in HIH, approximately $2 billion in cash and discount notes of HIH with approximately $508.0 million of accreted value at issuance. Institutional investors acquired the remaining 10% common equity interest in HIH for $90.0 million in cash.

        The transfer of Huntsman Specialty's propylene oxide business was recorded at the net book value of the assets and liabilities transferred. Prior to the HIH Consolidation Transaction, Huntsman LLC accounted for its investment in HIH on the equity method due to the significant management participation rights of ICI in HIH pursuant to HIH's limited liability company agreement.

        The carrying value of Huntsman LLC's investment in HIH was less than its proportionate share of the underlying net assets of HIH at December 31, 2001 by approximately $176.1 million. Such difference was being accreted to income over a 20 year period. Management recorded an adjustment to reflect the accretion of the difference of $7.4 million in the investment basis in Huntsman LLC's consolidated financial statements for December 31, 2001. As discussed in "Note 2. Summary of Significant Accounting Policies" above, Huntsman LLC adopted SFAS No. 141 and increased its investment by $169.7 million as of January 1, 2002 to reflect its proportionate share of the underlying net assets of HIH.

        On September 30, 2002, Huntsman LLC acquired the 19.9% interest in Huntsman Specialty Chemicals Holdings Corporation ("HSCHC") which was previously owned by the Huntsman family directly. HSCHC holds 60% of the Company's investment in HIH. The estimated fair value of the 19.9% interest of $37.9 million has been recorded as an increase in the investment in HIH. The excess of $23.3 million over the Company's proportionate share of the net assets of HIH was accounted for as equity basis property and is being depreciated over the average useful life of property.

        On November 2, 2000, ICI, Huntsman Specialty, HIH and HI entered into agreements (the "ICI Agreements") pursuant to which ICI had an option to transfer to Huntsman Specialty or its permitted designated buyers the 30% membership interest in HIH that ICI indirectly held (the "ICI 30% Interest"). Pursuant to these agreements, on October 30, 2001, ICI exercised its put right requiring Huntsman Specialty or its nominee to purchase the ICI 30% Interest. On December 20, 2001, ICI and Huntsman Specialty amended ICI's put option arrangement under the ICI Agreements to, among other things, provide that the purchase of the ICI 30% Interest would occur on July 1, 2003, or earlier under certain circumstances, and to provide for certain discounts to the purchase price for the ICI 30% Interest. The amended option agreement also required Huntsman Specialty to cause HIH to pay up to $112 million of dividends to its members, subject to certain conditions. These conditions included the receipt of consent from HI's senior secured lenders and HI's ability to make restricted payments under the indentures governing its outstanding senior notes and senior subordinated notes, as well as the outstanding high yield notes of HIH. In addition, in order to secure its obligation to pay the purchase price for the ICI 30% Interest under the ICI Agreements, Huntsman Specialty granted ICI a lien on 30% of the outstanding membership interests in HIH.

        As discussed in "Note 1. General" above, MatlinPatterson also entered into the Option Agreement with ICI in June 2002. The Option Agreement provided BNAC, then a MatlinPatterson subsidiary, with an option to acquire the ICI subsidiary that held the ICI 30% Interest on or before May 15, 2003 upon the payment of $180 million plus accrued interest from May 15, 2002, and subject to completion of the purchase of the HIH senior subordinated discount notes due 2009 (the HIH Senior Subordinated Discount Notes"). Concurrently, BNAC paid ICI $160 million to acquire the HIH Senior Subordinated Discount Notes, subject to certain conditions, including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The HIH Senior Subordinated Discount Notes were pledged to ICI as collateral security for such additional payment.

        In connection with the HLLC Restructuring, all the shares in BNAC were contributed to the Company. The Company then caused BNAC to be merged into HMP. As a result of its merger with BNAC, HMP held the interests formerly held by BNAC in the HIH Senior Subordinated Discount Notes and the option to acquire the subsidiary of ICI that held the ICI 30% Interest.

        Prior to May 9, 2003, the Company owned approximately 61% of the HIH membership interests. On May 9, 2003, the Company exercised its option under the Option Agreement and completed the HIH Consolidation Transaction. As a result, as of May 9, 2003, the Company indirectly owns 100% of the HIH membership interests. Prior to May 1, 2003, the Company accounted for its investment in HIH using the equity method of accounting due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of the Company's 100% indirect ownership of HIH and the resulting termination of ICI's management participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, the Company no longer accounts for HIH using the equity method of accounting, but effective May 1, 2003 HIH's results of operations are consolidated with the Company's results of operations. Consequently, results of HIH through April 30, 2003 are recorded using the equity method of accounting, and results of HIH beginning May 1, 2003 are recorded on a consolidated basis. As a result, the summary historical financial data for periods ending prior to May 1, 2003 are not comparable to financial periods ending on or after May 1, 2003.

        Summarized information for HIH as of December 31, 2002 and for the year then ended and the income statement information for the four months ended April 30, 2003 is as follows (dollars in millions):

	Four months ended April 30, 2003	December 31, 2002
	(unaudited)
Assets	$5,187.1	$5,044.1
Liabilities	4,899.2	4,706.1
Revenues	1,733.4	4,518.1
Net income (loss)	(65.2)	(68.5)
The Company's equity in:
Net assets	$179.3	$202.8
Net loss	(39.0)	(41.1)

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	December 31, 2004			December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$411.3	$173.8	$237.5	$427.0	$144.5	$282.5
Licenses and other agreements	18.3	10.8	7.5	18.3	9.5	8.8
Non-compete agreements	49.6	42.5	7.1	49.6	38.5	11.1
Other intangibles	8.1	14.6	(6.5)	16.8	2.4	14.4

Total	$487.3	$241.7	$245.6	$511.7	$194.9	$316.8

        During 2004, the Company reversed certain valuation allowances on deferred tax assets and certain restructuring reserves recorded in the AdMat Transaction and recorded a corresponding reduction to intangible assets of approximately $31.9 million.

        Amortization expense was $34.8 million, $32.0 million and $6.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2005	30.3
2006	29.9
2007	27.9
2008	27.9
2009	27.8

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Prepaid pension costs	$267.2	$235.8
Debt issuance costs	90.1	105.9
Capitalized turnaround expense	116.6	83.9
Spare parts inventory	103.0	100.5
Other noncurrent assets	31.7	86.9

Total	$608.6	$613.0

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Payroll, severance and related costs	$197.1	$150.1
Interest	119.3	121.4
Volume and rebates accruals	94.4	89.5
Income taxes	49.4	53.0
Taxes (property and VAT)	77.7	63.3
Restructuring and plant closing costs	134.1	74.1
Environmental accruals	7.7	8.6
Interest and commodity hedging accruals	—	11.3
Other miscellaneous accruals	102.4	130.7

Total	$782.1	$702.0

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	December 31, 2004	December 31, 2003
Pension liabilities	$414.7	$367.0
Other postretirement benefits	88.4	86.3
Environmental accruals	27.4	26.3
Notes payable—affiliates	29.9	29.1
Restructuring and plant closing costs	19.0	2.7
Fair value of interest derivatives	8.3	9.5
Other noncurrent liabilities	157.6	63.8

Total	$745.3	$584.7

10.   Restructuring and Plant Closing Costs

        During the periods discussed below, the Company has pursued two major cost reduction programs to improve operational efficiencies, HLLC Restructuring (2001-2002) and Project Coronado (2003-2004). The Company has conducted, and with respect to Project Coronado continues to conduct numerous discrete, but frequently individually immaterial, restructuring projects in connection with these two major programs.

        As of December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consist of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2001	$44.2	$2.8	$6.9	$6.4	$60.3
2002 charges (credits) for 2001 initiatives	—	1.0	(4.6)	(1.7)	(5.3)
2002 charges for 2002 initiatives	1.6	2.7	—	—	4.3
2002 payments for 2001 initiatives(3)	(40.3)	(0.5)	(1.7)	(4.7)	(47.2)
2002 payments for 2002 initiatives(3)	(1.6)	(2.7)	—	—	(4.3)

Accrued liabilities as of December 31, 2002	3.9	3.3	0.6	—	7.8
HIH balance at consolidation on May 1, 2003(4)	24.2	—	—	—	24.2
AdMat opening balance sheet liabilities at June 30, 2003	53.2	1.5	—	6.1	60.8
2003 credits for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	28.2	—	—	—	28.2
2003 payments for 2001 initiatives(3)	(1.9)	(0.4)	(0.2)	—	(2.5)
2003 payments for 2003 initiatives(3)	(39.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	66.4	4.1	0.2	6.1	76.8
Adjustments to the opening balance sheet of AdMat	(2.9)	—	(0.6)	0.7	(2.8)
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	106.5	5.1	6.2	18.0	135.8
2004 payments for 2001 initiatives	—	—	(0.2)	—	(0.2)
2004 payments for 2003 initiatives	(48.0)	—	(0.4)	(3.0)	(51.4)
2004 payments for 2004 initiatives	(31.4)	(0.4)	—	(4.6)	(36.4)
Non-cash settlements	—	—	(0.5)	—	(0.5)
Foreign currency effect on reserve balance	6.3	—	—	—	6.3

Accrued liabilities as of December 31, 2004	$122.0	$8.8	$4.7	$17.6	$153.1

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Post employment Benefits."

(2)
Accrued liabilities by initiatives are as follows:

	December 31, 2004	December 31, 2003
2001 initiatives	$2.6	$2.8
2002 initiatives	—	—
2003 initiatives	44.8	74.0
2004 initiatives	99.4	—
Foreign currency effect on reserve balance	6.3	—

Total	$153.1	$76.8

(3)
Includes impact of foreign currency translation.

(4)
Prior to May 1, 2003, the Company's investment in HIH was recorded on the equity method. Effective May 1, 2003, HIH is recorded as a consolidated subsidiary. HIH accrued liabilities for workforce reductions include a $7.1 million liability at December 31, 2002 related to a prior period and a $19.1 million charge recorded in the first quarter of 2003, offset by $2.0 million in cash payments through May 1, 2003.

        Details with respect to the Company's reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total
Accrued liabilities as of December 31, 2001	$—	$—	$—	$—	$25.1	$35.2	$—	$60.3
2002 credits for 2001 initiatives	—	—	—	—	(5.3)	—	—	(5.3)
2002 charges for 2002 initiatives	—	—	4.3	—	—	—	—	4.3
2002 payments for 2001 initiatives(2)	—	—	—	—	(17.0)	(30.2)	—	(47.2)
2002 payments for 2002 initiatives(2)	—	—	(4.3)	—	—	—	—	(4.3)

Accrued liabilities as of December 31, 2002	—	—	—	—	2.8	5.0	—	7.8
HIH balance at consolidation on May 1, 2003	24.2	—						24.2
AdMat opening balance sheet liabilities at June 30, 2003	—	60.8	—	—	—	—	—	60.8
2003 credits for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	11.0	—	10.7	6.5	—	—	—	28.2
2003 payments for 2001 initiatives (2)	—	—	—	—	—	(2.5)		(2.5)
2003 payments for 2003 initiatives (2)	(19.4)	(9.3)	(8.3)	(2.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	15.8	51.5	2.4	4.3	2.8	—	—	76.8
Adjustments to the opening balance sheet of AdMat	—	(2.8)	—	—	—	—		(2.8)
2004 charges for 2003 initiatives	10.0		0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives (1)	16.4	9.0	56.6	27.3	9.4	16.7	0.4	135.8
2004 payments for 2001 initiatives	—	—	—	—	(0.2)	—	—	(0.2)
2004 payments for 2003 initiatives	(11.5)	(26.0)	(2.4)	(10.9)	(0.6)	—	—	(51.4)
2004 payments for 2004 initiatives	(11.8)	(0.1)	(1.4)	(14.3)	(6.2)	(2.2)	(0.4)	(36.4)
Non-cash settlements	—	(0.5)	—	—	—	—	—	(0.5)
Foreign currency effect on reserve balance	0.1	1.9	2.6	1.1	—	0.6	—	6.3

Accrued liabilities as of December 31, 2004	$19.0	$33.0	$58.2	$22.0	$5.8	$15.1	$—	$153.1

Current portion of restructuring reserve	$19.0	$33.0	$39.2	$22.0	$5.8	$15.1	$—	$134.1
Noncurrent portion of restructuring reserve	—	—	19.0	—	—	—	—	19.0
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year
Cash charges	$5.5	$1.0	$—	$6.0	$2.2	$3.5	$0.3	$18.5
Noncash charges	—	—	—	—	—	—	—	—
Estimated additional charges beyond one year
Cash charges	$—	$—	$—	$4.7	$—	$—	$—	$4.7
Noncash charges	—	—	—	—	—	—	—

(1)
Does not include non-cash charges of $138.0 million for asset impairments and write downs.

(2)
Includes impact of foreign currency translation.

2004 Restructuring Activities

        As of December 31, 2004 and December 31, 2003, the Company had reserves for restructuring and plant closing costs of $153.1 million and $76.8 million, respectively. During the year ended December 31, 2004, the Company, on a consolidated basis, recorded additional charges of $299.3 million, including $138.0 million of charges for asset impairment and write downs, and $161.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at the Company's smaller, less efficient manufacturing facilities. During the 2004 period, the Company made cash payments against these reserves of $88.0 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2003, the Polyurethanes segment reserve consisted of $15.8 million related to the restructuring activities at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the year ended December 31, 2004, the Polyurethanes segment recorded additional restructuring charges of $36.9 million consisting of $26.4 million of charges for restructuring activities payable in cash and $10.5 of asset impairment and made cash payments of $23.3 million. These restructuring activities are expected to result in additional restructuring charges of approximately $5.5 million through 2005 and result in workforce reductions of approximately 160 positions, of which 86 positions have been reduced during the year ended December 31, 2004. As of December 31, 2004, the balance of the Polyurethanes segment reserve totaled $19.0 million.

        As of December 31 2003, the Advanced Materials segment reserve consisted of $51.5 million related to this restructuring program implemented in association with the AdMat Transaction. The program includes reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. The Company reduced its workforce by 192 individuals and 188 individuals during the twelve months ended December 31, 2004 and the six months ended December 31, 2003, respectively. During 2004, the Advanced Materials segment reversed $2.8 million of restructuring reserves recorded in the AdMat Transaction that were no longer required and recorded a corresponding reduction to intangible assets (see "Note 6. Intangible Assets"). This initial cost reduction program is expected to continue through December 2005 and is estimated to involve $57.5 million in total restructuring costs, all of which were recorded in the opening balance sheet of AdMat. In the fourth quarter 2004, the Company recorded restructuring charges of $9.0 million, all of which are payable in cash, relating to a realignment and simplification of the Company's commercial and technical organization and the closure of its Kaohsiung, Taiwan production facility. This restructuring activity is expected to result in workforce reductions of approximately 120 employees, of which approximately 100 will be reduced during the first quarter of 2005. The Company expects to incur additional charges of approximately $1.0 million during 2005 for employee relocation costs associated with these restructuring activities. During 2004, the Advanced Materials segment made cash payments of $26.1 million relating to its restructuring activities. As of December 31, 2004, the balance of the Advanced Materials segment reserve totaled $33.0 million.

        As of December 31, 2003, the Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During the year ended December 31, 2004, the Performance Products segment recorded additional restructuring charges of $97.5 million consisting of $57.0 million of charges payable in cash and $40.5 million of asset impairment charges. During 2004, the Company adopted a plan to reduce the workforce across all locations in its European surfactants business by approximately 320 positions over a period of 15 months. This plan included the closure of substantially all of the Company's Whitehaven, U.K. surfactants facility. In connection with the rationalization of the Whitehaven facility, the Company recognized a restructuring charge of $55.4 million in the fourth quarter of 2004, of which approximately $31.1 million is payable in cash and $24.3 million is impairment of assets. The Company recorded a restructuring charge of $17.5 million, all payable in cash, in respect to workforce reductions across a number of its European facilities. During 2004, the Performance Products segment announced the closure of the Company's Guelph, Ontario, Canada Performance Products manufacturing facility, involving a restructuring charge of $20.4 million consisting of a $15.5 million asset impairment and $4.9 million of charges payable in cash. Production will be moved to the Company's other larger, more efficient facilities. Workforce reductions of approximately 66 positions are anticipated. During 2004, the Performance Products segment also announced the closure of its maleic anhydride briquette facility in Queeny, Missouri and recorded a restructuring charge of $1.5 million which consisted of $0.7 million in asset impairment charges and

$0.8 million in charges payable in cash. During 2004, this segment also announced the closure of its technical facility in Austin, Texas and recorded a restructuring charge of $2.0 million which is payable in cash. Restructuring charges of $0.7 million were recorded relating to various other cost reduction efforts. During the year ended December 31, 2004, the Performance Products segment made cash payments of $3.8 million related to restructuring activities. As of December 31, 2004, the balance of the Performance Products segment reserve totaled $58.2 million.

        As of December 31, 2003, the Pigments segment reserve consisted of $4.3 million relating to its global workforce reductions announced in August 2003. During the year ended December 31, 2004, the Pigments segment recorded additional restructuring charges of $123.3 million and made cash payments of $25.2 million. During 2004, the Pigments segment recorded restructuring expenses of $17.3 million related to global workforce reductions, all of which are payable in cash. In addition, in April 2004, the Company announced that, following a review of the Pigments business, it would idle approximately 55,000 tonnes, or about 10%, of its total titanium dioxide ("TiO2") production capacity in the third and fourth quarter of 2004. As a result of this decision, the Company recorded a restructuring charge of $24.5 million to be paid in cash, a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets. These combined restructuring activities are expected to result in additional restructuring charges of approximately $10.7 million through 2010 and result in workforce reductions of approximately 600 positions, of which approximately 400 positions have been reduced as of December 31, 2004. As of December 31, 2004, the balance of the Pigments segment reserve totaled $22.0 million.

        As of December 31, 2003, the Polymers segment reserve consisted of $2.8 million related to its demolition and decommissioning of the Odessa, Texas styrene manufacturing facility and non-cancelable lease costs. During 2004, the Polymers segment recorded restructuring expenses related to the closure of an Australian manufacturing unit of $5.4 million consisting of $3.6 million in non-cash charges and $1.8 million of charges payable in cash. During 2004, the Polymers segment announced additional restructuring activities at its Odessa, Texas and Mansonville, Canada facilities and recorded a restructuring charge of $8.2 million, all of which is payable in cash. These restructuring activities are expected to result in additional charges of approximately $2.2 million through 2005 and in workforce reductions of approximately 100 positions. During 2004, the Polymers segment made cash payments of $7.0 million related to restructuring activities. The Polymers segment reserve totaled $5.8 million as of December 31, 2004.

        As of December 31, 2004, the Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the year ended December 31, 2004, the Base Chemicals segment recorded restructuring charges of $16.7 million, all of which is payable in cash. Also during 2004, the Base Chemicals segment made cash payments of $2.2 million related to these restructuring activities. These restructuring activities are expected to result in additional charges of approximately $3.5 million and in workforce reductions of approximately 100 positions through 2005. As of December 31, 2004, the Base Chemical segment reserve totaled $15.1 million.

        During 2004, the Company recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

2003 Restructuring Activities

        On March 11, 2003 (before HIH was consolidated into the Company), the Polyurethanes segment announced that it would integrate its global flexible products unit into its urethane specialties unit, and recorded a restructuring charge of $19.2 million for workforce reductions of approximately 118 employees. During the remainder of the year, charges of $11.0 million were taken for workforce reductions relating to this restructuring at the Rozenberg, Netherlands site.

        In June 2003, the Company announced that its Performance Products segment would close a number of plants at its Whitehaven, U.K. facility and recorded a charge of $20.1 million in the second quarter 2003. This charge represents $11.4 million relating to an impairment of assets at Whitehaven (in connection with the plant shutdowns) and $8.7 million of workforce reduction costs. The Company also recorded a $2.0 million charge in respect of severance costs arising from the closure of an administrative office in London, U.K., the rationalization of its surfactants technical center in Oldbury, U.K., and the restructuring of its facility in Barcelona, Spain. These charges are part of an overall cost reduction program for this segment that is expected to be implemented through 2005.

        In August 2003, the Company recorded a restructuring charge of $6.5 million related to workforce reductions of approximately 63 employees across its global Pigments operations. The overall cost reduction program to be completed through 2005 for the Pigments segment will involve 250 employees and is estimated to cost an additional $16.5 million. At December 31, 2003, $4.3 million remains in the reserve for restructuring and plant closing costs related to these restructuring activities.

        In connection with the AdMat Transaction, the Company is implementing a substantial cost reduction program. The program will include reductions in costs of the Company's global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies may be achieved. The cost reduction program is expected to be implemented through 2005 and is estimated to involve $60.8 million in total restructuring costs. As part of the program, the Company expects to incur approximately $53.2 million to reduce headcount and to incur approximately $7.6 million to close plants and discontinue certain service contracts worldwide. The Company reduced 188 staff in the six months ended December 31 2003. Payments of restructuring and plant closing costs were recorded against reserves established in connection with recording the AdMat Transaction as a purchase business combination. At December 31, 2003, $51.5 million remains in the reserve for restructuring and plant closing costs related to the cost reduction program. The Company expects to finalize its restructuring plans by June 30, 2004. Accordingly, the reserve for restructuring and plant closing costs are subject to revision based on final assessment.

2002 Restructuring Activities

        During 2002, the Company announced that it would be closing certain units at its Jefferson County and Canadian plants, primarily in the Performance Products business. As a result, the Company recorded accrued severance and shutdown costs of $4.3 million, substantially all of which had not been paid at December 31, 2002. The net effect of 2002 unit closing costs and the reversal of restructuring charges in 2001 to reflect $1.0 million in income in 2002 and to reflect a $7.8 million accrual at December 31, 2002.

11.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program (the "HI A/R Securitization Program") under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium term notes by the Receivables Trust.

        At December 31, 2004 and December 31, 2003, the Receivables Trust had approximately $208.4 million and $198.4 million, respectively in U.S. dollar equivalents in medium term notes outstanding and approximately nil and $100 million, respectively in commercial paper outstanding. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the HI A/R Securitization Program was approximately $337.8 million and $154 million as of December 31, 2004 and 2003, respectively. The value of the retained interest is subject to credit and interest rate risk. For the year ended December 31, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $5,057.1 million and $4,132.0 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $5,016.9 million and $4,135.6 million, respectively. Servicing fees received during the year ended December 31, 2004 and 2003 were approximately $5.5 million and $4.9 million, respectively.

        The Company incurs losses on the HI A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. The Company also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the program are a loss of $2.4 million and a loss of $24.6 million for the year ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and December 31, 2003, the fair value of the open forward currency contracts was $0 million and $6.8 million, respectively, which is included as a component of the residual interest that is included as a component of trade receivables on the Company's balance sheet. On April 16, 2004, HI amended the commercial paper facility. Pursuant to the amendment, the maturity of the commercial paper facility was extended to March 31, 2007. In addition, the amendment permits the issuance of euro-denominated commercial paper.

        The key economic assumptions used in valuing the residual interest are presented below:

	December 31, 2004	December 31, 2003
Weighted average life (in months)	Approx. 1.5	Approx. 3
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (annual rate)	Approx. 1%	Approx. 2%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2004 and December 31, 2003 were $12.1 million and $15.6 million, respectively.

12.   Long-Term Debt

        Long-term debt outstanding as of December 31, 2004 and 2003 is as follows (dollars in millions):

	December 31,
	2004	2003
Huntsman LLC Debt, excluding HIH and HI:
Senior secured credit facilities:
Term Loan A	$—	$606.3
Term Loan B	715.0	459.0
Revolving facility	125.0	12.2
Other debt:
Huntsman LLC senior secured notes	451.1	450.5
Huntsman Polymers senior unsecured notes	—	36.8
Huntsman LLC senior unsecured fixed rate notes	300.0	—
Huntsman LLC senior unsecured floating rate notes	100.0	—
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	101.2	99.7
Huntsman Australia Holdings Pty Ltd (HCA) credit facilities	43.2	44.5
Huntsman Corporation Chemical Company Australia (HCCA) credit facilities	16.0	48.7
Subordinated note and accrued interest—affiliate	40.9	35.5
Term note payable to a bank	9.0	9.5
Other	17.5	5.6

Total Huntsman LLC Debt, excluding HIH and HI	1,978.2	1,867.6
HI:
Senior secured credit facilities:
Term B loan	1,314.1	620.1
Term C loan	—	620.1
Revolving facility	—	22.0
Other debt:
Senior unsecured notes	456.0	457.1
Senior subordinated notes	1,242.0	1,169.8
Other long-term debt	42.6	38.0

Total HI debt	3,054.7	2,927.1
HIH:
Senior discount notes	494.7	434.6
Senior subordinated discount notes—affiliate	413.7	358.3
Total HIH debt	908.4	792.9
Total HIH consolidated debt	3,963.1	3,720.0

AdMat:
Senior secured notes	348.6	348.2
Other long-term debt	1.8	3.2

Total AdMat debt	350.4	351.4
HMP:
HMP Senior Secured Notes (Principal amount $537.3)(1)	411.9	329.4

Total HMP debt	411.9	329.4
Fair valued adjustment of HIH debt	9.6	—
Elimination of HIH Senior subordinated discount notes owned by HMP	(413.7)	(358.3)

Total debt	$6,299.5	$5,910.1

Current portion	$37.5	$137.1
Long-term portion—excluding affiliate	6,221.1	5,737.5

Total debt—excluding affiliate	6,258.6	5,874.6
Long-term debt—affiliate	40.9	35.5

Total debt	$6,299.5	$5,910.1

(1)
Excludes value attributable to the warrants issued in conjunction with the 15% senior secured discount notes due 2008 of HMP (the "HMP Senior Discount Notes").

  HMP Equity Holdings Corporation Debt (excluding Huntsman LLC, HI, HIH and AdMat)

        On May 9, 2003, HMP issued units consisting of the HMP Senior Discount Notes with an accreted value of $423.5 million and 875,000 warrants to purchase approximately 12% of HMP's common stock. Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million has been recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were issued with original issue discount for U.S. federal income tax purposes. The aggregate proceeds from the units were allocated to the HMP Senior Discount Notes and warrants based upon the relative fair value of each security. Interest on the HMP Senior Discount Notes is paid in kind. The effective interest rate based on the initial carrying value is 23.7%. The HMP Senior Discount Notes are secured by a first priority lien on the HIH Senior Subordinated Discount Notes, the 10% direct and 30% indirect equity interests held by HMP in HIH, HMP's common stock outstanding as of May 9, 2003, and HMP's equity interests in Huntsman LLC. The HMP Senior Discount Notes are redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. The HMP Senior Discount Notes contain certain restrictions including limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HMP is in compliance with the covenants of the HMP Senior Discount Notes as of December 31, 2004. On February 28, 2005, the Company used proceeds from its initial public offering of common and preferred stock to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million plus a redemption premium of $41.3 million.

        HMP issued 875,000 warrants in connection with the HMP Senior Discount Notes, each of which entitled the holder to purchase 2.8094 shares of HMP's common stock for an exercise price of $0.01 per share. On August 7, 2004, HMP completed a 10 for 1 reverse stock split which reduced the number of shares outstanding as of that date from 18,027,214 to 1,802,721. As a result of this reverse stock split, the holders of the warrants are now entitled to purchase 0.28094 shares for each warrant held at an exercise price of $0.10 per share. The warrants became separately transferable from the HMP Senior Discount Notes 180 days after issuance on May 9, 2003, and the warrants become exercisable on November 15, 2004. In certain events, the Company has the right to require the holders of the warrants to exercise or exchange them for other equity securities. The warrants expire on May 15, 2011. On December 23, 2003, HMP repurchased 14,145 warrants at a value of $1.3 million. As of December 31, 2004, there were 860,855 warrants outstanding. The aggregate number of shares of Company common stock issuable to the warrant holders is 241,849. In connection with the Company's initial public offering, the Company gave notice to all holders of the outstanding warrants to purchase common stock of HMP that the Company is exercising its rights under the terms of the HMP warrants to require all such warrants and any shares of HMP common stock issued upon exercise of the HMP warrants to be exchanged for newly issued shares of the Company's common stock. Under the terms of the HMP warrants, an aggregate of approximately 16.9 million shares of the Company's common stock will be issued in exchange for the outstanding HMP warrants of HMP common stock issued under the HMP warrants on March 14, 2005.

  Subsidiary Debt

        The Company's three principal operating subsidiaries are separately financed, their debt is non-recourse to the Company and the Company has no contractual obligation to fund their respective operations. Moreover, notwithstanding that HIH is consolidated with Huntsman LLC for financial accounting purposes, Huntsman LLC is financed separately from HIH, HIH's debt is non-recourse to Huntsman LLC and Huntsman LLC has no contractual obligation to fund HIH's operations. AdMat is also financed separately from Huntsman LLC and HIH, Huntsman LLC and HIH's debt is non-recourse to AdMat and AdMat has no contractual obligation to fund Huntsman LLC or HIH's operations. The following is a discussion of the debt and liquidity of the Company's three primary subsidiaries.

Huntsman LLC Debt (Excluding HIH and HI)

  Senior Secured Credit Facilities (HLLC Credit Facilities)

        Prior to the October 14, 2004 refinancing of Huntsman LLC's credit facilities described below, Huntsman LLC's senior secured credit facilities consisted of a $275 million revolving credit facility maturing in 2006 and two term loan facilities maturing in 2007 in the amount of $606.3 million and $96.1 million. On October 14, 2004, Huntsman LLC completed a $1,065 million refinancing of its senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). The HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $715 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under Huntsman LLC's prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of approximately $7 million, with the remaining balance due at maturity.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all the current and intangible assets of Huntsman LLC and its domestic restricted subsidiaries; and is secured by a second priority lien on substantially all the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of the property, plant and equipment of Huntsman LLC and its restricted domestic subsidiaries and its indirect equity interest in HIH; and by a second priority lien on substantially all of the current and intangible assets of Huntsman LLC and its restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by HSCHC and Huntsman Specialty and by Huntsman LLC's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI are restricted subsidiaries of Huntsman LLC or HLLC Guarantors.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at Huntsman LLC's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25%, or (ii) a prime-based rate plus an applicable margin of 1.25%. The HLLC Revolving Facility allows Huntsman LLC to borrow up to $50 million for letters of credit; however, the $350 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

        As of December 31, 2004 and 2003, the weighted average interest rates on the HLLC Credit Facilities were 5.8% and 7.3%, respectively, excluding the impact of interest rate hedges. As of December 31, 2004, the HLLC Revolving Facility and HLLC Term Facility bore interest at LIBOR plus 2.25% per year and LIBOR plus 3.50% per year, respectively. However, in accordance with the HLLC Term Facility agreement, as a result of the initial public offering by the Company and the amount of permanent reduction of indebtedness from the use of initial public offering proceeds at the HLLC restricted group, the HLLC Term Facility interest rate margin decreased to LIBOR plus 3.0% on March 1, 2005.

  Senior Secured Notes (HLLC Senior Secured Notes)

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, Huntsman LLC sold an additional $75.4 million aggregate principal amount of its senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5% (the "December 2003 Offering"). Interest on the HLLC Senior Secured Notes is payable semi-annually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all Huntsman LLC's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, Huntsman LLC may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering. As a result of the initial public offering by Huntsman Corporation, Huntsman LLC redeemed 35%, or approximately $159.4 million, of the aggregate principal amount on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes on February 28, 2005, there remain approximately $296.0 million in aggregate principal amount outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Secured Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Secured Notes as of December 31, 2004.

  Senior Unsecured Notes (HLLC Senior Notes)

        On June 22, 2004, Huntsman LLC sold $300 million of senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of December 31, 2004 was 9.3% before additional interest as discussed below. The proceeds from the offering were used to repay $362.9 million on Huntsman LLC's prior term loan B and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are unsecured obligations of Huntsman LLC and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of the Company's initial public offering, Huntsman LLC has issued notifications to redeem 34%, or approximately $102.0 million of combined aggregate principal amount on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption of the HLLC Unsecured Fixed Rate Notes to be completed by March 17, 2005, there will remain approximately $198.0 million in aggregate principal amount of HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Notes as of December 31, 2004.

        Under the terms of a registration rights agreement among Huntsman LLC, the HLLC Guarantors and the initial purchasers of the HLLC Senior Notes, Huntsman LLC was required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because Huntsman LLC did not file the registration statement by the Filing Date, it is required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which it is currently paying as of February 17, 2005. Huntsman LLC expects to file the registration statement during the second quarter of 2005.

  Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes) And Huntsman Polymers Senior Unsecured Notes (Huntsman Polymers Notes)

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of December 31, 2004 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all existing and future secured or unsecured senior indebtedness of Huntsman LLC and effectively junior to any secured indebtedness of Huntsman LLC to the extent of the collateral securing such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at the option of Huntsman LLC after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 5.2% and 4.4% as of December 31, 2004 and 2003, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

        On January 28, 2004, Huntsman LLC used $37.5 million of the net cash proceeds from the December 2003 Offering to redeem, in full, Huntsman Polymers' senior unsecured notes (the "Huntsman Polymers Notes") with a principal amount of $36.8 million plus accrued interest. The Huntsman Polymers Notes were unsecured senior obligations of Huntsman Polymers; they had an original maturity of December 2004, and a fixed interest rate of 11.75%.

  Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of December 31, 2004 and December 31, 2003, the unamortized discount on the note was $5.4 million and $6.9 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of December 31, 2004, borrowings under the HCA Facilities totaled A$55.5 million ($43.2 million), which include A$42.9 million ($33.4 million) on the term loan facility and A$12.6 million ($9.8 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($34.2 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold Huntsman LLC's Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.4 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of December 31, 2004 borrowings under the HCCA Facility totaled A$20.6 million ($16.0 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to Huntsman LLC. As of December 31, 2004, the interest rate on the HCA

Facilities and the HCCA Facility was 8.3%. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility as of December 31, 2004.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable with an affiliated entity in the amount of $25.0 million (the "Affiliate Note"). The Affiliate Note is due and payable on the earlier of: (1) the tenth anniversary of the issuance date, or (2) the date of the repayment in full in cash of all indebtedness of Huntsman LLC under its senior secured credit facilities. Interest is not paid in cash, but is accrued at a designated effective rate of 15% per annum, compounded annually. As of December 31, 2004 and December 31, 2003, accrued interest added to the principal balance was $15.9 million and $10.5 million, respectively. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of the initial public offering completed by Huntsman Corporation.

        As of December 31, 2004, Huntsman LLC has $13.6 million outstanding on short term notes payable for financing a portion of its insurance premiums. Such notes have monthly scheduled amortization payments through April 1, 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

HI Debt

  Senior Secured Credit Facilities (HI Credit Facilities)

        As of December 31, 2004, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,248.9 million term portion and a €47.8 million (approximately $65.2 million) term portion (the "HI Term Facility"). On July 13, 2004, HI amended and restated the HI Credit Facilities. Prior to the amendment and restatement, the HI Credit Facilities consisted of a $400 million revolving facility that was scheduled to mature on June 30, 2005, a $620.1 million term loan B facility that was scheduled to mature on June 30, 2007, and a $620.1 million term loan C facility that was scheduled to mature on June 30, 2008. At the closing of the amendment and restatement of the HI Credit Facilities on July 13, 2004, HI raised approximately $126.6 million of net proceeds from the issuance of additional term loan borrowings, of which $82.4 million was applied to repay all outstanding borrowings on the HI Revolving Facility and the balance, net of fees, increased cash and cash equivalents. The increase in cash and availability under the HI Revolving Facility is available for general corporate purposes and to provide a portion of funds for the construction of a polyethylene production facility at HI's Wilton, U.K. facility. Scheduled amortization of the HI Term Facility is approximately $13.3 million per annum, commencing June 30, 2006, with the remaining unpaid balance due at maturity. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities.

        In compliance with applicable provisions in its credit facilities, on December 31, 2004, HI prepaid $59 million on the HI Term Facility as a result of excess cash flow. Such prepayment has been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility shall be reduced pro rata.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency-based loans, from 2.25% to 3.25% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 1.00% to 2.00% per annum. As of December 31, 2004 and December 31, 2003 (which was prior to the amendment and restatement of the HI Credit Facilities), the average interest rates on the HI Credit Facilities were 5.0% and 5.6%, respectively, excluding the impact of interest rate hedges. On December 21, 2004, HI amended the HI Credit Facilities which amendment, among other things, reduced the applicable base (prime) rate margin for the term loan B dollar loans from a range of 1.75% to 2.00% to a range of 1.00% to 1.25% and reduced the applicable Eurocurrency (LIBOR) rate margin for the term loan B dollar loans from a range of 3.00% to 3.25% to a range of 2.25% to 2.50%.

        The HI Credit Facilities are secured by a first priority lien on substantially all the assets of HIH, its domestic subsidiaries and certain of HIH's foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of its foreign subsidiaries (the "HI Guarantors").

        The HI Credit Facilities contain financial covenants including a minimum interest coverage ratio and a maximum debt to EBITDA ratio, as defined, and limits on capital expenditures. In addition to financial covenants, the HI Credit Facilities contain other customary covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions, events of default and acceleration provisions. Management believes that HI was in compliance with the covenants of the HI Credit Facilities as of December 31, 2004.

        The HI Credit Facility allows HI to borrow up to $100 million for letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of December 31, 2004, there were no loans outstanding on the HI Revolving Facility, and there were $7.4 million in letters of credit outstanding.

  HI Senior Notes and HI Senior Subordinated Notes

        In March 2002, HI sold $300 million aggregate principal amount of HI Senior Notes due 2009. On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semi-annually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937 of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of its 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions of the HI Senior Subordinated Notes due 2009 discussed below, HI had outstanding $600 million and €450 million ($559.6 million, which includes $5.2 million of unamortized premium). The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. In advance of the issuance of the HI Senior Subordinated Notes due 2015, HI gave notice that it would redeem $231 million and €77 million of Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of Senior Subordinated Notes due 2009 on January 3, 2005. HI completed these redemptions as scheduled. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI has outstanding $369 million and €373 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of Senior Subordinated Notes plus $5.3 million of unamortized premium. Following the January 3, 2005 partial redemption, HI has outstanding $366.1 million and €372 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507 million of Senior Subordinated Notes plus $5.3 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively, with the net cash proceeds of a qualified equity offering. The HI Senior Subordinated Notes are unsecured and interest is payable semi-annually in January and July of each year.

        On December 10, 2004, HI entered into a cross-currency swap. The cross-currency swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI was in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes as of December 31, 2004.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of December 31, 2004. As of December 31, 2003, HI had approximately $7.5 million outstanding under the HI European Overdraft Facility included within trade payables. The HI European Overdraft Facility is used for daily working capital needs.

        Included within other debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of Huntsman Polyurethanes Shanghai Ltd. (the "Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of December 31, 2004, there were $8.0 million outstanding in U.S. dollar borrowings and 20.0 million in RMB borrowings ($2.4 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2004, the interest rate for U.S. dollar borrowings was approximately 3.1% and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semi-annual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including the Company, as the successor to Huntsman Holdings. The Company has unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). The Company's guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production of at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

  HIH Debt

  Senior Discount Notes and Senior Subordinated Discount Notes (HIH Discount Notes)

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes are due December 31, 2009. Interest on the HIH Discount Notes is paid in kind. The effective interest rate is 13.4%. The HIH Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. Management believes that HIH was in compliance with the covenants of the HIH Discount Notes as of December 31, 2004.

        Interest on the HIH Senior Discount Notes accrues at 13.375% per annum. The HIH Senior Discount Notes are redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007. As a result of the Company's initial public offering, HIH redeemed 89.5% or approximately $452.3 million, of accreted value as of February 28, 2005 and paid call premiums of approximately $30.2 million. In order to make this partial redemption, HIH received a contribution of $447.5 million from the Company resulting from proceeds of the initial public offering and HIH received $35.0 million as a restricted payment made by HI in the form of a dividend. On March 14, 2005 HIH will redeem the remaining HIH Senior Discount Notes, in full, at an accreted value of approximately $53.4 million and it will pay call premiums of approximately $3.6 million. In order to make this redemption, HIH will receive a contribution from the Company resulting from proceeds of its initial public offering.

        The HIH Senior Subordinated Discount Notes have a stated rate of 8% that was reset to a market rate of 13.125% effective September 30, 2004. For financial reporting purposes, the HIH Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $223 million based upon prevailing market rates at June 30, 1999. On December 31, 2001, the terms of the HIH Senior Subordinated Discount Notes were modified, resulting in a significant decrease in the present value of the debt and, as a result, the modification was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. The effective interest rate is 13.1%. In connection with the financial restructuring of Huntsman LLC on September 30, 2002, MatlinPatterson contributed its interest in the HIH Senior Subordinated Discount Notes to HMP. On May 9, 2003, HMP completed the purchase of the HIH Senior Subordinated Discount Notes from ICI. As of December 31, 2004, the HIH Senior Subordinated Discount Notes were held by HMP. On February 28, 2005, HMP contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

        As of December 31, 2004 and 2003, the HIH Senior Discount Notes included $251.9 million and $191.9 million of accrued interest, respectively. As of December 31, 2004, the HIH Senior Subordinated Discount Notes included $13.1 million of accrued interest since the September 30, 2004 reset date when $135.3 million of accrued interest was added to principal for a reset principal balance of

$400.6 million. As of December 31, 2003, the HIH Senior Subordinated Discount Notes included $112.3 million of accrued interest and $19.2 million of discount.

  AdMat Debt

  Revolving Credit Facility (AdMat Revolving Credit Facility)

        On June 30, 2003, AdMat entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of AdMat's assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain subsidiaries of AdMat, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of AdMat's U.S. subsidiaries and certain of its non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the AdMat Senior Secured Notes are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of December 31, 2004, AdMat had nothing drawn on the AdMat Revolving Credit Facility and had approximately $10.1 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

        The AdMat Revolving Credit Facility contains covenants relating to incurrence of additional debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control and maintenance of certain financial ratios. The financial covenants include a leverage ratio, fixed charge coverage ratio and a limit on capital expenditures. The AdMat Revolving Credit Facility also limits the payment of dividends and distributions generally to the amount required by AdMat's members to pay income taxes. Management believes that AdMat is in compliance with the covenants of the AdMat Revolving Credit Facility as of December 31, 2004.

        There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The AdMat Revolving Credit Facility allows AdMat to borrow up to $20 million for letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

Senior Secured Notes (AdMat Senior Secured Notes)

        In connection with the AdMat Transaction, on June 30, 2003, AdMat issued $250 million of Fixed Rate Notes due 2010 and $100 million of Floating Rate Notes due 2008. The $250 million Fixed Rate Notes bear a fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of December 31, 2004, the interest rate on the Floating Rate Notes was 10%. Interest on the Floating Rate Notes resets semi-annually. The $100 million Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the AdMat

Floating Rate Notes was 10.3% for the year ended December 31, 2004, excluding the impact of additional interest discussed below.

        The AdMat Senior Secured Notes are secured by a second lien, subject to the AdMat Intercreditor Agreement, on substantially all of the assets that secure the AdMat Revolving Credit Facility. The AdMat Senior Secured Notes effectively rank senior in right of payment to all existing and future obligations of AdMat that are unsecured or secured by liens on the collateral junior to the liens securing the AdMat Senior Secured Notes. The AdMat Senior Secured Notes are initially guaranteed on a senior basis by the AdMat Guarantors and are also supported by liens on substantially all of the assets of the AdMat Guarantors.

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at the option of AdMat at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at the option of AdMat at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations.

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat was in compliance with the covenants of the indenture as of December 31, 2004.

        Under the terms of a registration rights agreement among AdMat, the AdMat Guarantors and the initial purchasers of the AdMat Senior Secured Notes, AdMat was required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor company prior period audited financial statements for certain of AdMat's subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat was required to pay additional interest on the AdMat Senior Secured Notes at a rate of 0.25% per annum for the first 90 day period following the Effectiveness Date and 0.50% for the second 90-day period and is currently paying additional interest at a rate of 0.75% per year. Once the registration statement becomes effective, AdMat will be required to continue paying additional interest until the exchange offer is completed. AdMat filed an amended registration statement on December 22, 2004 and expects to file a second amended registration statement late in the first quarter of 2005. AdMat expects that the exchange offer will be completed approximately 30 days after the registration statement becomes effective.

        There are no scheduled debt amortization payments on the AdMat Senior Secured Notes until their maturity date.

  Other Debt

        As of December 31, 2004, AdMat had $1 million debt outstanding under credit facilities in Brazil. These facilities are primarily revolving credit lines that support the working capital needs of the business and the issuance of certain letters of credit and guarantees. A portion of the other debt is backed by letters of credit issued and outstanding under the AdMat Revolving Credit Facility.

  Maturities

        The scheduled maturities of the Company's debt, after giving effect to the repayment of debt from the proceeds of the initial public offering of the Company's common and preferred stock, are as follows (dollars in millions):

Year ended December 31:
2005	$37.5
2006	34.7
2007	134.3
2008	634.7
2009	1,991.7
Later Years	3,466.6

$6,299.5

13.   Derivative Instruments and Hedging Activities

        The Company is exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, the Company enters into transactions, including transactions involving derivative instruments, to manage interest rate exposure, but does not currently hedge for movements in commodities or foreign exchange rates. The Company manages interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain credit agreements.

Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of December 31, 2004 and 2003, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (dollars in millions):

	December 31, 2004	December 31, 2003
Pay fixed swaps
Notional amount	$184.3	$447.5
Fair value asset (liability)	(3.2)	(14.4)
Weighted average pay rate	4.44%	5.49%
Maturing	2005-2007	2004-2007
Interest rate collars
Notional amount	$—	$150.0
Fair value	—	(4.8)
Weighted average cap rate	—	7.00%
Weighted average floor rate	—	6.25%
Maturing	—	2004

        The Company purchases both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate, and require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        Interest rate contracts with a fair value of $3.2 million and $19.2 million were recorded as a component of other noncurrent liabilities as of December 31, 2004 and 2003, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges are $2.0 million and 1.2 million as of December 31, 2004 and $13.0 million as of December 31, 2003. The changes in the fair value of cash flow hedges resulted in a $0.2 million decrease in interest expense, a $4.8 million decrease in interest expense and a $3.4 million increase in interest expense, and a $4.5 million decrease, a $12.4 million decrease, and a $3.5 million increase in other comprehensive income for the year ended December 31, 2004, 2003 and 2002 respectively. The changes in the fair value of interest rate contracts not designated as hedges resulted in a $4.9 million increase in expense and a $6.5 million decrease in interest expense and a $3.5 million increase in interest expense for the year ended December 31, 2004, 2003 and 2002 respectively.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

        As of December 31, 2004, there was $0.1 million included in other current assets and accrued liabilities related to cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of December 31, 2004 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $1.5 million in other current assets and $1.8 million decrease in inventory. As of December 31, 2003, there were no cash flow commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 million to other current liabilities and an increase in inventory of $0.5 million.

        Commodity price contracts not designated as hedges are reflected in the balance sheet as $5.6 million and $1.8 million in other current assets and liabilities, respectively, as of December 31, 2004 and as $0.5 million and $0.3 million in other current assets and liabilities, respectively, as of December 31, 2003.

        During the year ended December 31, 2004, 2003 and 2002 the Company recorded an increase of $2.4 million, $1.2 million and $3.5 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges.

Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2004 and 2003 and for the year ended December 31, 2004, 2003 and 2002 the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not material.

Net Investment Hedging

        The Company has designated all of its euro-denominated debt as a hedge of its net investments in foreign operations. Currency effects of net investment hedges produced a loss of $45.2 million, a loss of $93.6 million, and loss of 95.9 million in other comprehensive income (loss) (foreign currency translation adjustments) for the year ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004 and December 31, 2003, there was a cumulative net loss of approximately $171.5 million and $126.3 million, respectively.

        On December 10, 2004, the Company entered into a cross-currency swap. The cross-currency swap requires the Company to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1. The Company has designated this cross-currency swap as a hedge of its net investment in euro-denominated operations.

14.   Operating Leases

        The Company leases certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $55.2 million, $38.4 million and $36.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Future minimum lease payments under operating leases as of December 31, 2004 are as follows (dollars in millions):

Year ending December 31:
2005	$47.8
2006	40.5
2007	33.4
2008	27.2
2009	25.0
Thereafter	108.1

$282.0

15.   Income Taxes

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

	For the Year ended December 31,
	2004	2003	2002
Income tax expense (benefit):
U.S.
Current	$11.1	$8.4	$8.1
Deferred	(2.2)	(12.8)	—
Non-U.S.
Current	24.3	26.0	0.4
Deferred	(62.3)	9.2	—

Total	$(29.1)	$30.8	$8.5

        The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to the Company's provision (benefit) for income taxes (dollars in millions):

	For the Year ended December 31,
	2004	2003	2002
Loss before income tax	$(249.6)	$(290.5)	$(154.6)

Expected benefit at U.S. statutory rate of 35%	$(87.4)	$(101.7)	$(54.1)
Change resulting from:
State taxes (benefit) net of federal benefit	2.6	(5.6)	(4.6)
Effects of non-U.S. operations and tax rate differential	(37.4)	(1.5)	5.3
Equity method of accounting	—	5.2	14.9
Incremental U.S. tax on non-U.S. income	28.4	1.6	—
Cancellation of indebtedness income	—	—	73.8
Tax authority audits	2.3	3.6	22.9
Change in valuation allowance	72.5	124.8	(59.4)
Other-net	(10.1)	4.4	9.7

Total income tax (benefit) expense	$(29.1)	$30.8	$8.5

        The components of (losses) earnings from continuing operations before taxes were as follows (dollars in millions):

	For the Year ended December 31,
	2004	2003	2002
Loss before income taxes:
U.S.	$(163.2)	$(202.7)	$(154.2)
Non-U.S.	(86.4)	(87.8)	(0.4)

Total	$(249.6)	$(290.5)	$(154.6)

        Subsequent to the AdMat Transaction, substantially all non-U.S. operations of AdMat are treated as branches of the Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. The pre-tax income by jurisdictional location and the preceding analysis of the income tax provision by taxing jurisdiction may, therefore, not be directly related.

        Components of deferred income tax assets and liabilities are as follows (dollars in millions):

	December 31, 2004	December 31, 2003
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$1,217.8	$1,212.7
Employee benefits	96.3	65.1
Intangible assets	190.7	148.5
Other—net	55.0	58.6

Total	1,559.8	1,484.9

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(889.5)	(1,000.9)
Other—net	(10.5)	(87.1)

Total	(900.0)	(1,088.0)

Net deferred tax asset before valuation allowance	659.8	396.9
Valuation allowance	(842.1)	(603.3)

Net deferred tax liability	$(182.3)	$(206.4)

Current tax asset	$11.9	$14.7
Current tax liability	(10.8)	(15.1)
Non-current tax asset	34.5	28.8
Non-current tax liability	(217.9)	(234.8)

Total	$(182.3)	$(206.4)

        As of December 31, 2004, the Company has U.S. Federal net operating loss carryforwards ("NOLs") of $1,352.9 million. The U.S. NOLs begin to expire in 2018 and fully expire in 2024. The Company also has NOLs of $2,240.0 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $353.7 million have a limited life and begin to expire in 2006.

        Included in the $2,240.0 million of non-U.S. NOLs is $1,122.7 million attributable to AdMat's Luxembourg entities. As of December 31, 2004, there is a valuation allowance of $318.5 million against these net tax-effected NOLs of $336.8 million. The Company is currently exploring initiatives that could result in the dissolution of these entities. The net operating loss carryforwards of these entities would be lost on dissolution.

        The Company has a valuation allowance against its entire U.S. and a material portion of its non-U.S. net deferred tax assets. A future valuation allowance reversal of $3.7 million will reduce goodwill and other non-current intangibles. During the year ended December 31, 2004, the Company reversed valuation allowances of $26.6 million, which were used to reduce non-current intangibles. Additionally, included in the deferred tax assets at December 31, 2004 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to stockholder's equity when realized, after all other valuation allowances have been reversed.

        The Company and AdMat are subject to the "ownership change" rules of Section 382 of the Internal Revenue Code. Under these rules, the use of the NOLs by the Company and AdMat could be limited in tax periods following the date of the ownership change. Based upon the existence of significant tax "built-in income" items, the effect of the ownership change rules on the ability to utilize the NOLs is not anticipated to be material.

        During the twelve months ended December 31, 2004, included in the $37.4 million "Effects of non-U.S. operations and tax rate differential" above is approximately $28.3 million of non-recurring items including amounts associated with enacted changes in tax rates, the expiration of tax statute of limitations as well as the reversal of previously established contingency reserves.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, the Company does not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $30.0 million at December 31, 2004. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

        As a matter of course, the Company's subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions. The Company believes adequate provision has been made for all outstanding issues for all open years.

16.   Other Comprehensive Income (Loss)

        Other comprehensive income consisted of the following (dollars in millions):

	December 31, 2004		December 31, 2003		HIH May 1, 2003	December 31, 2002
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Accumulated income (loss)	Income (loss)
Foreign currency translation adjustments (net of investment hedges) and net of tax of $18.3 million as of both December 31, 2004 and 2003	$333.6	$67.1	$167.1	$193.3	$(13.2)	$(11.9)	$(8.5)
Unrealized loss on non-qualified plan investments	0.9	0.3	0.6	0.6	—	—	—
Unrealized loss on derivative instruments	(5.2)	8.3	(13.5)	13.9	(13.2)	(15.3)	(5.9)
Cumulative effect of accounting change	—	—	(1.1)	—	(1.1)
Minimum pension liability, net of tax of $14.2 million and $29.9 million as of December 31, 2004 and 2003, respectively	(152.1)	(5.7)	(95.2)	14.0	(87.5)	(22.0)	(17.2)
Minimum pension liability unconsolidated affiliate	(6.6)	(1.0)	(5.6)	(0.2)	(5.4)
Unrealized loss on securities	1.2	1.0	0.2	3.3	(2.8)
Other comprehensive income (loss) of minority interest	(74.4)	(73.9)	(0.5)	(0.5)	—	—	—
Other comprehensive income (loss) of unconsolidated affiliates	83.6	74.4	9.2	17.2	73.9	(81.9)	41.8

Total	$181.0	$70.5	$61.2	$241.6	$(49.3)	$(131.1)	$10.2

        Items of other comprehensive income of the Company and its consolidated affiliates have been recorded net of tax, with the exception of the SFAS No. 52 adjustments related to subsidiaries with earnings treated as permanently reinvested. The tax effect in other comprehensive income is determined based upon the jurisdiction in which the income or loss is recognized and is net of valuation allowances.

17.   Redeemable Preferred Member's Interest

        On September 30, 2002, the Company authorized the issuance of 18% cumulative preferred member's interest. The preferred members' interest has a liquidation preference of $395.0 million and is entitled to a cumulative preferred return equal to 18% per annum, compounded annually. The Company has the right to redeem the preferred member's interest after five years, for an amount equal to the unpaid liquidation preference plus any unpaid preferred return. As of December 31, 2004 the accumulated liquidation preference was $574.8 million. The preferred member's interest does not have voting rights. After 10 years, at the option of the preferred member, the preferred member's interest is redeemable for an amount equal to the unpaid liquidation plus any unpaid preferred return.

18.   Common Interests, and Tracking Preferred Interests

        All common interests and tracking preferred interests were exchanged for common stock in connection with the initial public offering of common stock on February 16, 2005. (See Note 1).

  Common Interests

        On September 30, 2002, the Company authorized and issued 10,000,000 Class A Common Units and 10,000,000 million Class B Common Units. Both Class A Common Units and Class B Common Units have equal rights in the management of the Company and share ordinary profits and losses equally. There are, however, special provisions governing distributions of proceeds until a certain specified level of proceeds have been distributed after which proceeds are distributed equally.

        On September 30, 2002, the holders of the preferred and common stock in Huntsman LLC contributed their shares for Class B Common Units of Huntsman Holdings and a membership interest in Huntsman Holdings Preferred Member LLC, ("HHPM"). Because the exchange transactions were with related entities, the exchange was recorded at historical carrying values. Concurrent with this exchange, MatlinPatterson, Consolidated Press Holdings ("CPH"), and certain affiliated entities, completed additional cash and non-cash capital contributions in exchange for Class A Common Units of Huntsman Holdings and membership interests in HHPM. The members of HHPM then contributed their aggregate membership interests in exchange for the Preferred Member's Interest of Huntsman Holdings. See "Note 1. General—HLLC Restructuring."

  Tracking Preferred Interests

        On June 30, 2003, a subsidiary of the Company authorized and issued four series of tracking preferred interests (Series A, B, C, and D), that track the performance of the AdMat business (collectively, "Tracking Preferred Interests"). The Series A Tracking Preferred Interests have a liquidation preference equal to $128.3 million. The Series B Tracking Preferred Interests have a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain Class A Common Units. The Series C Tracking Preferred Interests have a liquidation preference equal to $231.0 million. The Series D Tracking Preferred Interests have a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain Class A Common Units. The Tracking Preferred Interests are not entitled to any return other than their liquidation preferences. The liquidation preferences are limited to the underlying investment in the AdMat business. The Tracking Preferred Interests do not have voting rights, and may be redeemed by the Company in connection with certain sale transactions for an amount equal to their unpaid liquidation preferences.

19.   Employee Benefit Plans

  Defined Benefit and Other Postretirement Benefit Plans

        The Company's employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all full-time U.S. employees of the Company. The Plan provides benefits based on years of service and final average salary. However, effective July 1, 2004, the existing Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts, and as of July 1, 2004, one collectively bargained unit had negotiated to participate. For participating employees, benefits accrued as of June 30, 2004 under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on the accrued benefit liability, the funded status or ongoing pension expense.

        The Company also sponsors two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. In 2003, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 10% decreasing to 5% after 2007.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004 the Company adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced the Company's non-pension postretirement accumulated benefit obligation by approximately $4.7 million, which has been recognized as a change in the Company's unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the period ended December 31, 2004 by approximately $0.5 million.

        The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2004		2003		2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$483.2	$1,654.6	$337.3	$—	$140.8	$4.2	$111.4	$3.5
Service cost	19.0	45.1	14.2	27.2	3.3	—	3.3	—
Interest cost	30.8	86.9	26.0	46.6	7.5	0.3	8.2	0.2
Participant contributions	—	5.2	—	3.1	—	—	—	—
Plan amendments	(58.8)	(0.3)	0.1	0.2	—	—	(16.8)	—
Acquisitions of HI	—	—	84.3	1,401.1	—	—	16.2	—
Exchange rate changes	—		—	160.5	—	—	—	—
Settlements/transfers	—	(1.2)	—	—	—	—	—	—
Other	—	3.3	—	17.9	—	—	—	—
Curtailments	—	(1.3)	—	(1.3)	—	(0.1)	—	—
Special termination benefits	—	10.7	—	6.6	—	—	—	—
Actuarial (gain)/loss	39.1	285.7	41.8	26.6	(14.2)	0.3	26.7	0.9
Benefits paid	(23.7)	(67.9)	(20.5)	(33.9)	(10.5)	(0.4)	(8.2)	(0.4)

Benefit obligation at end of year	$489.6	$2,020.8	$483.2	$1,654.6	$126.9	$4.3	$140.8	$4.2

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2004		2003		2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in plan assets
Fair value of plan assets at beginning of year	$257.8	$1,345.1	$159.6	$—	$—	$—	$—	$—
Actual return on plan assets	34.9	149.3	49.0	88.5
Adjustments to opening value	—	(4.3)	—	—	—	—	—	—
Exchange rate changes	—	125.2	—	134.1	—	—	—	—
Acquisitions of HI	—	—	—	1,112.5	—	—	—	—
Participant contributions	—	5.2	—	3.1	—	—	—	—
Other	—	(2.3)	—	11.8	—	—	—	—
Administrative expenses	—	(0.8)	—	(0.7)	—	—	—	—
Company contributions	28.9	59.0	47.6	27.7	10.5	0.4	8.2	0.3
Settlements/Transfers	—	(1.1)	22.1	2.0
Benefits paid	(23.7)	(67.9)	(20.5)	(33.9)	(10.5)	(0.4)	(8.2)	(0.3)

Fair value of plan assets at end of year	$297.9	$1,607.4	$257.8	$1,345.1	$—	$—	$—	$—

Funded status
Funded status	$(191.7)	$(413.4)	$(225.4)	$(309.5)	$(126.9)	$(4.3)	$(140.8)	$(4.2)
Unrecognized net actuarial (gain)/loss	119.7	3.3	98.1	3.9	59.3	1.1	77.0	1.2
Unrecognized prior service (credit) cost	(52.3)	552.3	7.5	426.7	(17.8)	—	(19.7)	—
Unrecognized net transition obligation	3.9	5.6	5.0	6.4	—	0.2	—	0.2

Accrued benefit cost	$(120.4)	$147.8	$(114.8)	$127.5	$(85.4)	$(3.0)	$(83.5)	$(2.8)

Amounts recognized in balance sheet:
Accrued benefit cost recognized in accrued liabilities and other noncurrent liabilities	$(173.6)	$(241.1)	$(150.3)	$(216.7)	$(85.4)	$(3.0)	$(83.5)	$(2.8)
Prepaid pension cost	0.8	266.4	0.6	235.2	—	—	—	—
Intangible asset	4.1	4.5	12.8	6.0	—	—	—	—
Accumulated other comprehensive Income	48.3	118.0	22.1	103.0	—	—	—	—

Accrued benefit cost	$(120.4)	$147.8	$(114.8)	$127.5	$(85.4)	$(3.0)	$(83.5)	$(2.8)

        Components of the net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 are as follows (dollars in millions):

	Defined Benefit Plans					Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans	Non U.S. plans	U.S. plans			Non U.S. plans	Non U.S. plans
	2004	2003	2002	2004	2003	2004	2003	2002	2004	2003
Service cost	$19.0	$14.2	$10.5	$45.1	$27.2	$3.3	$3.3	$2.6	$ $
Interest cost	30.8	26.0	21.8	86.9	46.6	7.5	8.2	7.2	0.3	0.2
Expected return on assets	(22.1)	(18.1)	(15.5)	(96.4)	(49.0)	—	—	—	—	—
Amortization of transition obligation	1.1	1.1	1.1	0.7	0.6	—	0.0	0.1	—	—
Amortization of prior service cost	0.9	0.9	0.9	0.5	0.4	(1.9)	(0.3)	(0.2)	—	—
Amortization of actuarial (gain)/loss	4.7	0.9	0.4	20.2	15.1	3.5	2.8	2.0	0.1	0.1

Net periodic benefit cost	$34.4	$25.0	$19.2	$57.0	$40.9	$12.4	$14.0	$11.7	$0.4	$0.3

        The following assumptions were used in the above calculations:

	Defined Benefit Plans					Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans	Non U.S. plans	U.S. plans			Non U.S. plans	Non U.S. plans
	2004	2003	2002	2004	2003	2004	2003	2002	2004	2003
Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.75%	6.75%	5.30%	5.49%	5.75%	6.00%	6.75%	6.25%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%	7.11%	7.29%	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	3.58%	3.76%	4.00%	4.00%	4.00%	4.06%	3.76%

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit plans with accumulated benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. plans		Non U.S. Plans
	2004	2003	2004	2003
Projected benefit obligation	$489.6	$483.2	$2,020.8	$1,654.6
Accumulated benefit obligation	468.1	402.6	1,645.3	1,370.2
Fair value of plan assets	297.9	257.8	1,607.4	1,345.1

        Expected future contributions and benefit payments are as follows for the U.S. plans (dollars in millions):

	Defined Benefit Plans	Other Postretirement Benefit Plans
2005 expected employer contributions:
To plan trusts	$27.6	$10.6
To plan participants	4.1
Expected benefit payments:
2005	22.9	10.6
2006	24.3	10.5
2007	26.4	10.5
2008	28.6	10.5
2009	30.6	10.4
2010-2014	195.7	52.1

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent-point change in assumed health care cost trend rates would have the following effects (dollars in millions):

Asset category	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost	$1.5	$(1.2)
Effect on postretirement benefit obligation	$11.4	$(9.9)

        The asset allocation for the Company's pension plans at the end of 2004 and the target allocation for 2005, by asset category, follows. The fair value of plan assets for these plans was $1,905.3 million at the end of 2004. Based upon historical returns, the expectations of the Company's investment committee and outside advisors, the expected long term rate of return on these assets is estimated to be between 7.11% to 8.25%.

Asset category	Target Allocation 2005	Allocation at December 31, 2004	Allocation at December 31, 2003
Large Cap Equities	25%-35%	29%	28%
Small/Mid Cap Equities	15%-25%	22%	21%
International Equities	10%-20%	16%	15%
Fixed Income	15%-25%	18%	19%
Real Estate/Other	10%-20%	14%	5%
Cash	0%-5%	1%	12%

Total U.S. pension plans		100%	100%

Equities	59%	61%	59%
Fixed Income	37%	34%	35%
Real estate	3%	3%	4%
Cash	1%	2%	2%

Total non-U.S. pension plans		100%	100%

        Equity securities in the Company's pension plans did not include any equity securities of the Company or its affiliates at the end of 2004.

        The Company's pension plan assets are managed by outside investment managers; assets are rebalanced based upon market opportunities and the consideration of transactions costs. The Company's strategy with respect to pension assets is to pursue an investment plan that, over the long term is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan's ability to meet currently committed obligations.

  Defined Contribution Plans

        The Company has a money purchase pension plan covering substantially all of its domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        The Company also has a salary deferral plan covering substantially all domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Company contributes an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation.

        The Company's total combined expense for the above defined contribution plans for the years ended December 31, 2004, 2003, and 2002 was approximately $20.7 million, $12.8 million, $11.9 million, respectively.

  Supplemental Salary Deferral Plan and Supplemental Executive Retirement Plan

        Effective January 1, 2003, the Company created the Huntsman Supplemental Savings Plan ("SSP"). This is a non-qualified plan covering key management employees of Huntsman LLC and its participating affiliates. This plan allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 50% of their salary and up to 82% of their bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year.

        During the year ended December 31 2004, 2003 and 2002, the Company expensed $0.5 million, $1.1 million and $0.4 million for the SSP and the SERP, respectively.

  Equity Appreciation Rights Plan

        Under the terms of the Equity Appreciation Rights Plan, the Company grants equity appreciation rights ("EARs") to key management employees. The EARs vest at a rate of 25% per year, beginning with the first anniversary of the date of grant and can be exercised anytime within ten years of the date of grant. During the year ended December 31, 2001, 1,065,700 EARs were granted to employees. No awards were subsequently granted. The EARs entitle the employees to receive an amount equal to the increase in the value of a phantom share of Company stock since the date of the grant multiplied by the number of rights granted. There is no right under the EARs to receive any form of stock or equity interest in the Company or any other entity. Compensation expense is recorded for the increase in the value of the rights. No compensation expense was recorded for the years ended December 31, 2004, 2003 or 2002.

        As of January 18, 2005, all of the EARs have been cancelled.

  Stock-based Incentive Plan

        In connection with the initial public offering of common and preferred stock on February 16, 2005, the Company adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards ("Awards") to the Company's employees, directors and consultants and to employees and consultants of the Company's subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 21,590,909 shares of common stock may be delivered pursuant to the Awards under the Stock Incentive Plan.

        In connection with the initial public offering on February 16, 2005, the Company granted to certain of its employees options to purchase an aggregate of 2,372,740 shares of common stock at an exercise price of $23 per share. These options vest one-third on each of the first, second and third anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

        Also in connection with the initial public offering on February 16, 2005, the Company granted an aggregate of 749,513 shares of restricted stock to certain of its employees. The restrictions will lapse with respect to one-third of the restricted shares on each of the first, second and third anniversaries of the date of grant. In connection with the issuance of these shares of restricted stock, the Company expects to recognize compensation expense of approximately $5.7 million annually over the vesting period.

  International Plans

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

20.   Related Party Transactions

        The accompanying consolidated financial statements of the Company include the following balances not otherwise disclosed with affiliates of the Company (dollars in millions):

	December 31, 2004	December 31, 2003
Trade receivables:
Other unconsolidated affiliates	$9.4	$11.5
Other accounts payable:
Other unconsolidated affiliates	35.7	25.2

        Huntsman LLC shares services and resources with HIH and its subsidiaries. In accordance with various agreements with HIH, Huntsman LLC provides management and operating services and supplies certain raw materials. The accompanying consolidated financial statements of the Company include the following transactions not otherwise disclosed with affiliates, officers and employees of the Company (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Sales to:
HIH	$—	$76.3	$162.1
Other unconsolidated affiliates	47.6	14.4	4.1
Inventory purchases from—
HIH	—	53.0	57.7
Other unconsolidated affiliates	403.9	261.4	—
Operating expenses allocated (to)/from:
HIH	—	(22.3)	(64.5)
Other affiliates	—	—	2.4

        The Company has agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon. M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that it will donate its Salt Lake City office building and its option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. The Company has agreed to complete this donation on the earlier of November 30, 2009 or the date on which it occupies less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after the Company makes this donation it will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation.

21.   Commitments and Contingencies

  Purchase Commitments

        The Company has various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchases volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. These contracts approximate $157 million in 2005, decreasing to approximately $26 million after 2008. Historically, the Company has not made any minimum payments under its take or pay contracts.

  Legal Matters

        The Company has settled certain claims relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by its titanium dioxide ("Discoloration Claims") during and prior to the second quarter of 2004. Substantially all of the titanium dioxide that was the subject of these claims was manufactured prior to the Company's acquisition of its titanium dioxide business from ICI in 1999. Net of amounts it has received from insurers and pursuant to contracts of indemnity, the Company has paid approximately £8 million ($14.9 million) in costs and settlement amounts for Discoloration Claims as of December 31, 2004.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by the Company, and each such claim represents a plaintiff who is pursuing a claim against the Company.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Claims filed during period	1	1	0
Claims resolved during period	2	2	0
Claims unresolved at end of period	3	4	5

        The five Discoloration Claims unresolved at the end of 2002 included three claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2003, the Company settled claims for approximately $77.7 million, all of which was paid by the Company's insurers or ICI. The four Discoloration Claims unresolved at the end of 2003 included two claims that did not quantify monetary damages and two claims asserting aggregate damages of approximately $4.5 million. During the year ended December 31, 2004, the Company settled claims for approximately $45.3 million, approximately $30.4 million of which was paid by its insurers or ICI and approximately $14.9 million of which was paid by the Company. During 2004, the Company recorded charges of $15.1 million relating to Discoloration Claims. The three Discoloration Claims unresolved on December 31, 2004 asserted aggregate damages of approximately $6.7 million. A liability has been accrued for these Discoloration Claims. In March 2005, one of these Discoloration Claims was amended to assert additional damages of approximately $56 million. Based on the Company's understanding of the merits of this claim and its rights under contracts of indemnity and insurance, the Company does not believe that the net impact on its financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, the Company cannot reasonably estimate the amount of loss related to such claims. Although the Company may incur additional costs as a result of future claims (including settlement costs), based on its history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that it has rights under contract to indemnity, including from ICI, the Company does not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on its financial condition, results of operations or liquidity. Based on this conclusion and the Company's inability to reasonably estimate its expected costs with respect to these unasserted possible claims, the Company has made no accruals in its financial statements as of December 31, 2004 for costs associated with unasserted possible Discoloration Claims, if any.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. The Company brought suit against these insurers to recover the amounts it believes are due to it. The court found in favor of the insurers, and the Company lodged an application for leave to appeal that decision. Leave to appeal was granted in December 2004. The Company expects the appeal to be heard during the third quarter of 2005.

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. The Company believes that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and the Company initiated an arbitration proceeding against Ciba. In July 2004, the Company entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay the Company $10.9 million in 2004 and provide it with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of the Company's Advanced Materials facilities. The Company received additional consideration in the form of modifications to certain agreements between the Company's Advanced Materials business and Ciba. In August 2004, the Company received payment of the $10.9 million settlement. As of December 31, 2004, the Company has incurred approximately $2.2 million in costs in connection with the arbitration proceedings against Ciba.

        The Company is a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including the Company's subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, the Company does not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the periods indicated. Claims include all claims for which service has been received by the Company, and each such claim represents a plaintiff who is pursuing a claim against it.

	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	153	721
Claims resolved during period	51	0
Claims unresolved at end of period	823	721

        The Company believe that the Company has valid defenses to these claims and, to the extent that it is not able to otherwise reach an appropriate resolution of these claims, the Company intends to defend them vigorously.

        In addition, the Company has been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. These cases typically involve multiple plaintiffs bringing actions against multiple defendants, and the complaint does not indicate which plaintiffs are making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claims. These facts, which are central to any estimate of probable loss, can be learned only through discovery.

        Where the alleged exposure occurred prior to the Company's ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify the Company against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, the Company tendered it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In the Company's ten-year experience with tendering these cases, the Company has not made any payment with respect to any tendered asbestos cases. The Company believes that the prior owners or operators have the intention and ability to continue to honor their indemnities, although the Company cannot provide assurance that they will continue to do so or that the Company will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that the Company has tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Tendered during the period	82	91	70
Resolved during the period	65	51	46
Unresolved at end of the period	360	343	303

The Company has never made any payments with respect to these cases. As of December 31, 2004, the Company had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to the Company's indemnity protection with respect to these cases. The Company cannot assure you that its liability will not exceed its accruals or that its liability associated with these cases would not be material to its financial condition, results of operations or liquidity.

        Certain cases in which the Company is a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by the Company.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Filed during period	22	28	15
Resolved during period	39	6	2
Unresolved at end of period	31	48	26

The Company paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $1.1 million in 2002, approximately $0.25 million in 2003 and approximately $0.9 million in 2004.

        As of December 31, 2004, the Company had accrued reserves of $0.9 million relating to three of these 31 cases. The Company cannot assure you that its liability will not exceed its accruals or that its liability associated with these cases would not be material to its financial condition, results of operations or liquidity.

        The Company is a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, the Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial condition, results of operations or liquidity.

  Guarantee

        In connection with the formation of a joint venture to construct and operate an MDI production facility in China (the "China JV") and the procurement of financing for the China JV, the Company has guaranteed the construction loans of the China JV during the construction period. If the China JV were to default on its payments during the construction period, the Company would be required to make payments to the bank and ownership of the constructed assets would revert to the Company. The maximum potential amount of future payments that the Company could be required to make under this guarantee is approximately $80 million. The Company has calculated the fair value of the guarantee in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other," and has determined the fair value to be insignificant. The MDI production facility is expected to be operational in 2006 and the construction period guarantee to terminate within a year thereafter.

22.   Fair Value of Financial Instruments

	As of December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Millions)
Non-qualified employee benefit plan investments	$4.3	$4.3	$2.7	$2.7
Long-term debt	6,299.5	6,820.2	5,910.1	6,142.7
Notes receivable from affiliates	—	—	25.3	25.3

  Long-Term Debt and Notes Receivable from Affiliates

        Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

  Other Financial Instruments

        The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

23.   Environmental, Health and Safety Matters

  General

        The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to modify its facilities or operations. Accordingly, environmental or regulatory matters may cause the Company to incur significant unanticipated losses, costs or liabilities.

  Environmental, Health and Safety Systems

        The Company is committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and the Company has developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to its operations, enhance compliance with applicable legal requirements, ensure the safety of its employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist the Company in its compliance goals while also fostering efficiency and improvement and minimizing overall risk to the Company.

  EHS Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2004, 2003 and 2002, the Company's capital expenditures for EHS matters totaled $55.4 million, $47.8 million and $30.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, the Company receives notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, the Company is aware of the individual matters set out below, which it believes to be the most significant presently pending matters and unasserted claims. Although the Company may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and its past experience, the Company believes that the ultimate resolution of these matters will not have a material impact on its results of operations, financial position or liquidity.

        In May 2003, the State of Texas settled an air enforcement case with the Company relating to its Port Arthur plant. Under the settlement, the Company is required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $375,000 in attorney's fees to the Texas Attorney General. As of December 31, 2004, the Company has paid $1.8 million toward the penalty and $375,000 for the attorney's fees. The monitoring projects are underway and on schedule. The Company does not anticipate that this settlement will have a material adverse effect on its results of operations, financial position or liquidity.

        In the third quarter of 2004, the Company's Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at two of its plants, alleged nuisance odors, and alleged upset air emissions. The Company has investigated the allegations and responded in writing to TCEQ. TCEQ has proposed a penalty of $9,300 for the alleged nuisance odor violations, $174,219 for the alleged upset violations and $83,250 for the alleged cooling tower violations. Negotiations are anticipated between the Company and TCEQ with respect to the resolution of these alleged violations. The Company does not believe that the final cost to resolve these matters will be material.

        The Company's subsidiary Huntsman Advanced Materials (U.K.) Ltd is tentatively scheduled to appear in Magistrates Court in the U.K. in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arise from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at the Duxford, U.K. Advanced Materials facility between November 2002 and January 2003. The Company believes that some or all of the alleged violations arise from conduct by a third party contractor occurring before the Company assumed responsibility for the Duxford facility. The Company's subsidiary has been in discussions with the prosecution in an effort to settle this matter. As a result, the Company's subsidiary has entered pleas of guilty to two of the five charges, and the prosecution has agreed to drop the remaining three. The Company expects that a monetary fine will be imposed with regard to the two charges on which pleas were entered. Based on penalties imposed in the United Kingdom for similar alleged violations by other companies, the Company does not believe this matter will result in the imposition of costs material to its results of operations, financial position or liquidity.

        By letter dated November 29, 2004, the TCEQ notified the Company that it intends to pursue an enforcement action as a result of approximately 25 separate upset emission events occurring at the Company's Port Arthur facility between August 2003 and September 2004. TCEQ alleges that each upset event is a separate violation of its air emission rules. TCEQ has not yet proposed a penalty associated with these alleged violations. In a similar vein, the TCEQ issued a Notice of Enforcement to the Company on February 16, 2005 for alleged violations at the Company's Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although the Company anticipates that it will. The Company will seek to negotiate a settlement with TCEQ on all of the alleged violations. The Company does not believe that the resolution of these matters will result in the imposition of costs material to its results of operations, financial position or liquidity.

        See "—Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

  Remediation Liabilities

        The Company has incurred, and it may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials. Similarly, the Company may incur costs for the cleanup of wastes that were disposed of prior to the purchase of the Company's businesses. Under some circumstances, the scope of the Company's liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, the Company may be required to remediate contamination originating from its properties as a condition to its hazardous waste permit. For example, the Company's Odessa, Port Arthur, and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, the Company's potential liability arising from historical contamination is based on operations and other events occurring prior to the Company's ownership of the relevant facility. In these situations, the Company frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. The Company has successfully exercised its rights under these contractual covenants for a number of sites, and where applicable, mitigated its ultimate remediation liability. The Company cannot provide assurance, however, that all of such matters will be subject to indemnity or that its existing indemnities will be sufficient to cover its liabilities for such matters.

        Some of the Company's manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. The Company is aware of soil, groundwater and surface water contamination from past operations at some of its sites, and it may find contamination at other sites in the future. For example, the Company is aware that there is significant contamination, largely related to a landfill and lagoons, at its McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at the Company's plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these Advanced Materials sites, the Company expects that Ciba will have primary financial responsibility for such matters, although the Company may be required to contribute to the costs of remediation in certain instances, and the Company believes that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights the Company believes are likely to be available, it believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows, and therefore the Company has made no accrual for such liabilities as of December 31, 2004. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or the Company is required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on its financial condition, results of operations or cash flows. At the current time, the Company is unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

        The Company has been notified by third parties of claims against it or its subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, the Company does not expect any of these third-party claims to result in material liability to it.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of the Company's predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, the Company received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South

Maybe Canyon (which the Company did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. The Company does not currently have sufficient information to estimate actual remediation costs or its actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

  Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, the Company has accrued approximately $35.1 million, $34.9 million and $18.3 million for environmental liabilities as of December 31, 2004, 2003 and 2002, respectively. Of these amounts, approximately $7.7 million, $8.6 million and $4.8 million are classified as accrued liabilities on the Company's consolidated balance sheets as of December 31, 2004, 2003 and 2002, respectively, and approximately $27.4 million, $26.3 million and $13.5 million are classified as other noncurrent liabilities on the Company's consolidated balance sheets as of December 31, 2004, 2003 and 2002, respectively. These accruals include approximately $13.9 million, $6.5 million and $6.9 million, respectively, for environmental remediation liabilities. In certain cases, the Company's remediation liabilities are payable over periods of up to 30 years. The Company may incur losses for environmental remediation in excess of the amounts accrued; however, the Company is not able to estimate the amount or range of such losses.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although the Company does not know with certainty what each IPPC permit will require, it believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by the Company. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on the Company are unclear at this time because the parameters of the program are still being actively debated.

  MTBE Developments

        The use of MTBE is controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states as of January 1, 2004. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of several years. To date, no such legislation has become law. If it were to become law it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent the Company from manufacturing MTBE in its plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        The Company currently markets approximately 95% of its MTBE to customers located in the U.S. for use as a gasoline additive. Any phase-out or other future regulation of MTBE in other jurisdictions, nationally or internationally, may result in a significant reduction in demand for the Company's MTBE and in a material loss in revenues or material costs or expenditures. In the event that there should be a complete phase-out of MTBE in the U.S., the Company believes it will be able to export MTBE to Europe, Asia or South America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. The Company may also elect to use all or a portion of its precursor TBA to produce saleable products other than MTBE. If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In addition to the use limitations described above, a number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While it has not been named as a defendant in any litigation concerning the environmental effects of MTBE, the Company cannot provide assurances that it will not be involved in any such litigation or that such litigation will not have a material adverse effect on its results of operations, financial position or liquidity.

24.   Other Operating Income

        Other operating income consists of the following (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Foreign exchange (gains) losses	$(118.8)	$(67.8)	$3.2
Bad debts	2.0	11.3	(1.8)
Legal and contract settlements—net	6.6	2.0	—
Other	29.3	(0.5)	(2.4)

Total other operating income	$(80.9)	$(55.0)	$(1.0)

25.   Other Expense

        Other expense consists of the following (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Loss on early extinguishment of debt	$(25.6)	$—	$(6.7)
Other	(0.2)	—	(0.9)

Total other expense	$(25.8)	$—	$(7.6)

26.   Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The HIH Consolidation Transaction and the AdMat Transaction have caused changes in the Company's operating segments. Prior to the HIH Consolidation Transaction, the Company reported its operations through three principal operating segments. The Company reports its operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, and glycols
Pigments	Titanium dioxide
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices.

	Year Ended December 31,
	December 31, 2004	December 31, 2003(3)	December 31, 2002
Revenues:
Polyurethanes	$2,877.4	$1,562.4	$—
Advanced Materials	1,162.4	517.8	—
Performance Products	1,927.8	1,507.7	1,028.2
Pigments	1,048.1	678.9	—
Polymers	1,451.8	1,155.5	840.2
Base Chemicals	3,859.0	2,152.7	996.2
Eliminations	(840.7)	(494.1)	(203.6)

Total	$11,485.8	$7,080.9	$2,661.0

Segment EBITDA(1):
Polyurethanes	$364.0	$176.0	$—
Advanced Materials	186.1	38.6	—
Performance Products	91.0	125.6	164.4
Pigments	(30.0)	64.7	—
Polymers	77.6	80.8	74.7
Base Chemicals	276.2	40.7	44.7
Corporate and other(2)	(72.3)	(52.9)	(132.6)

Total	$892.6	$473.5	$151.2

Segment EBITDA(1)	$892.6	$473.5	$151.2
Interest expense, net	(612.6)	(409.1)	(181.9)
Income tax benefit (expense)	29.1	(30.8)	(8.5)
Cumulative effect of accounting change	—	—	169.7
Depreciation and amortization	(536.8)	(353.4)	(152.7)

Net loss	$(227.7)	$(319.8)	$(22.2)

Depreciation and Amortization:
Polyurethanes	$147.8	$96.0	$—
Advanced Materials	53.8	27.3	—
Performance Products	54.3	53.7	68.9
Pigments	83.2	44.2	—
Polymers	59.5	51.4	45.7
Base Chemicals	89.9	60.8	46.7
Corporate and other(2)	48.3	20.0	(8.6)

Total	$536.8	$353.4	$152.7

Capital Expenditures:
Polyurethanes	$45.8	$25.6	$—
Advanced Materials	17.4	5.8	—
Performance Products	43.8	40.6	26.5
Pigments	42.7	42.4	—
Polymers	14.5	25.9	18.3
Base Chemicals	56.7	39.0	15.5
Corporate and other(2)	5.7	11.7	9.9

Total	$226.6	$191.0	$70.2

Total Assets:
Polyurethanes	$4,056.0	$3,733.9
Advanced Materials	938.9	900.7
Performance Products	1,138.1	1,085.6
Pigments	1,514.5	1,554.5
Polymers	878.7	776.2
Base Chemicals	2,009.7	1,676.0
Corporate and other(2)	4,066.0	3,597.2
Eliminations	(5,165.4)	(4,586.7)

Total	$9,436.5	$8,737.4

(1)
Segment EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Prior to May 2003, the Company accounted for its investment in HIH on the equity method of accounting due to the significant participating rights formerly granted to ICI pursuant to the HIH limited liability company agreement. As a consequence of the Company's 100% direct and indirect ownership of HIH and the resulting termination of ICI's participation rights, the Company is considered to have a controlling financial interest in HIH. Accordingly, HIH is no longer accounted for by the Company under the equity method of accounting, and effective May 1, 2003 HIH is consolidated with the results of the Company. On June 30, 2003, affiliates of the Company completed the AdMat Transaction. AdMat has been included in the consolidated financial statements of the Company as of June 30, 2003. These changes have resulted in changes in the Company's operating segments. Previously, the Company reported its operations through three principal operating segments: Performance Products, Polymers and Base Chemicals.

	December 31,
	2004	2003	2002
By Geographic Area
Revenues:
United States	$6,444.5	$4,390.2	$2,491.5
United Kingdom	2,718.5	1,296.7	8.1
Netherlands	1,274.6	709.7	—
Other nations	2,004.5	866.9	161.4
Eliminations	(956.3)	(182.6)

Total	$11,485.8	$7,080.9	$2,661.0

Long-lived assets(1):
United States	$2,392.8	$2,280.8
United Kingdom	1,121.8	1,164.8
Netherlands	402.6	583.8
Other nations	1,233.7	1,049.9

Total	$5,150.9	$5,079.3

(1)
Long lived assets are made up of property, plant and equipment.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

Huntsman Corporation (Parent Only)
Balance Sheets
(Dollars in Millions)

	December 31,
	2004	2003
ASSETS
Investments in unconsolidated affiliates	$(382.0)	$(187.7)

Total Assets	$(382.0)	$(187.7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred members' interest	$195.7	$194.4
Common members' interest	—	—
Additional paid-in capital	712.5	800.2
Accumulated other comprehensive income	181.0	61.2
Accumulated deficit from unconsolidated affiliates	(1,471.2)	(1,243.5)

Total stockholders' deficit	$(382.0)	$(187.7)

        This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2004 Form 10-K.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Equity in losses of investments in unconsolidated affiliates	$(227.7)	$(319.8)	$(22.2)

Net loss	(227.7)	(319.8)	(22.2)
Preferred members' interest dividend	(87.7)	(74.3)	(17.8)

Net loss available to common stockholders	$(315.4)	$(394.1)	$(40.0)

Net loss	$(227.7)	$(319.8)	$(22.2)
Other comprehensive income from unconsolidated affiliates	70.5	241.6	10.2

Comprehensive loss	$(157.2)	$(78.2)	$(12.0)

        This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2004 Form 10-K.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2004	2003	2002
Net loss	$(227.7)	$(319.8)	$(22.2)
Equity in losses of investments in unconsolidated affiliates	227.7	319.8	22.2

Cash provided by operating activities	—	—	—
Cash provided by investing activities	—	—	—
Cash provided by financing activities	—	—	—

Increase in cash
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

        Huntsman Corporation did not receive any dividends from its subsidiaries during 2004, 2003 or 2002.

        This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2004 Form 10-K.

HUNTSMAN CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(Dollars in Millions)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and Expenses	Charged to other accounts		Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2004	$26.5	$2.0	$—		$(2.7)	$25.8
Year Ended December 31, 2003	7.5	11.3	20.2	(1)	12.5	26.5
Year Ended December 31, 2002	5.8	(1.8)	2.0	(2)	1.5	7.5

(1)
Represents specific reserves provided for receivables as a result of the consolidation of HIH and the AdMat Transaction in 2003.

(2)
Represents specific reserves provided for receivables as a result of the consolidation of HCPH Holdings Pty Ltd in 2002.

HUNTSMAN INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (Dollars in Millions)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$49.3	$75.4
Accounts and notes receivables (net of allowance for doubtful accounts of $16.3 and $14.5, respectively)	548.9	467.9
Inventories	600.2	561.3
Prepaid expenses	16.7	22.0
Deferred income taxes	31.2	31.2
Other current assets	71.5	75.4

Total current assets	1,317.8	1,233.2
Property, plant and equipment, net	3,049.8	3,071.1
Investment in unconsolidated affiliates	135.3	133.9
Intangible assets, net	259.3	266.4
Other noncurrent assets	338.9	339.5

Total assets	$5,101.1	$5,044.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$324.5	$314.8
Accrued liabilities	482.2	523.8
Current portion of long-term debt	1.3	43.9
Other current liabilities	29.4	29.6

Total current liabilities	837.4	912.1
Long-term debt	3,639.6	3,420.6
Deferred income taxes	207.9	215.1
Other noncurrent liabilities	148.8	158.4

Total liabilities	4,833.7	4,706.2

Commitments and contingencies (Notes 15 and 16)
Equity:
Members' equity, 1,000 units	565.5	565.5
Retained earnings	(155.8)	(80.2)
Accumulated other comprehensive loss	(142.3)	(147.4)

Total equity	267.4	337.9

Total liabilities and equity	$5,101.1	$5,044.1

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED) (Dollars in Millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues:
Trade sales and services	$1,188.8	$921.1
Related party sales	100.5	76.3
Tolling fees	8.4	0.5

Total revenues	1,297.7	997.9
Cost of goods sold	1,162.3	872.4

Gross profit	135.4	125.5
Expenses:
Selling, general and administrative	88.6	85.3
Research and development	12.2	12.3
Restructuring and plant closing costs	17.1	—

Total expenses	117.9	97.6

Operating income	17.5	27.9
Interest expense	(90.0)	(75.7)
Interest income	0.8	—
Loss on sale of accounts receivable	(9.6)	(3.6)
Other income (expense)	(2.2)	0.4

Loss before income taxes	(83.5)	(51.0)
Income tax benefit	7.9	20.4
Minority interests in subsidiaries' loss	—	(0.8)

Net income (loss)	(75.6)	(31.4)
Other comprehensive income (loss)	5.1	(20.9)

Comprehensive loss	$(70.5)	$(52.3)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
(Dollars in Millions)

	Members' Equity
				Accumulated Other Comprehensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2003	1,000	$565.5	$(80.2)	$(147.4)	$337.9
Net loss		—	(75.6)	—	(75.6)
Other comprehensive income		—	—	5.1	5.1

Balance, March 31, 2003	1,000	$565.5	$(155.8)	$(142.3)	$267.4

See accompany notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net cash used in operating activities	(133.2)	(26.0)

Investing Activities:
Capital expenditures	(21.8)	(47.2)
Net cash received from unconsolidated affiliates	—	0.9
Advances to unconsolidated affiliates	(2.0)	(0.7)
Proceds from sale of fixed assets	1.2	—

Net cash used in investing activities	(22.6)	(47.0)

Financing Activities:
Net borrowings under revolving loan facilities	$134.2	$95.0
Issuance of senior notes	—	300.0
Repayment of long-term debt	(1.4)	(343.5)
Debt issuance costs	—	(9.6)

Net cash provided by financing activities	132.8	41.9

Effect of exchange rate changes on cash	(3.1)	3.1

Decrease in cash and cash equivalents	(26.1)	(28.0)
Cash and cash equivalents at beginning of period	75.4	83.9

Cash and cash equivalents at end of period	$49.3	$55.9

Supplemental cash flow information:
Cash paid for interest	83.5	76.7
Cash paid for income taxes	3.4	1.0

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    General

  Description of Business

        Huntsman International Holdings LLC and its subsidiaries (collectively, the "Company") are global manufacturers and marketers of differentiated and commodity chemicals. The Company is a Delaware limited liability company and its membership interests are owned 60% by Huntsman Specialty Chemicals Corporation ("Huntsman Specialty") and 40% by HMP Equity Holdings Corporation ("HMP"). The Company's direct wholly-owned operating subsidiary is Huntsman International LLC, a Delaware limited liability company ("HI").

        Huntsman Specialty, a Delaware corporation, is owned 100% by Huntsman Specialty Chemicals Holdings Corporation, a Utah corporation ("HSCHC"), and HSCHC is owned 100% by Huntsman LLC. Huntsman LLC, a Utah limited liability company, is owned 100% by HMP. HMP is a Delaware corporation and is owned 100% by Huntsman Group Inc., a Delaware corporation. Huntsman Group Inc. is owned 100% by Huntsman Holdings, LLC ("Huntsman Holdings"), a Delaware limited liability company. The voting membership interests of Huntsman Holdings are owned by the Huntsman family, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners, L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (together, "MatlinPatterson"), Consolidated Press (Finance) Limited ("CPH") and certain members of the Company's senior management. In addition, Huntsman Holdings has issued certain non-voting preferred units to Huntsman Holdings Preferred Member LLC, which, in turn, is owned by MatlinPatterson (indirectly), CPH, the Huntsman Cancer Foundation, certain members of the Company's senior management and certain members of the Huntsman family. The Huntsman family has board and operational control of the Company.

        The Company operates through four principal operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals.

  Interim Financial Statements

        The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2002 included elsewhere herein.

2.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Company include its majority-owned subsidiaries. Intercompany transactions and balances are eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Flow Information

        Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

  Securitization of Accounts Receivable

        The Company securitizes certain trade receivables in connection with a revolving securitization program. The Company retains the servicing rights which are a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. In accordance with the agreements governing the securitization program, an unconsolidated special purpose entity enters into certain foreign exchange forward contracts for periods aligned with the average maturity of receivables sold into the program. The periodic gains and losses associated with such contracts are recorded by the Company as part of the loss on sale of receivables. Retained interests are carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 13—Securitization of Accounts Receivable."

  Inventories

        Inventories are stated at the lower of cost or market value using the weighted average method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

        Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $1.2 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

  Investment in Unconsolidated Affiliates

        Investments in companies in which the Company exercises significant influence, generally ownership interests from 20% to 50%, are accounted for using the equity method.

  Intangible Assets

        Intangible assets, which consist of patents, trademarks, technology and certain other agreements, are stated at their fair market values at the time of acquisition, and are amortized using the straight line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

  Carrying Value of Long-term Assets

        The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

  Derivatives and Hedging Activities

        The Company enters into derivative contracts, from time to time, such as (1) interest rate swaps, collars and options, (2) short-term foreign currency derivative instruments, and (3) commodity futures and swaps in an attempt to manage downside risks of interest rates, foreign currency rates, and commodity prices. Interest rate contracts that are designated as cash flow hedges for future interest payments and commodity price contracts that are designated as cash flow hedges for future inventory purchases are recorded at fair value in the balance sheet, and accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to interest rate and commodity contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged instrument payments are made, and are reflected as interest expense and cost of goods sold, respectively, in the statement of operations. Commodity price contracts that are designated as fair value hedges for future inventory sales are recorded at fair value in the balance sheet. Changes in the fair value of these hedges are matched against the changes in the fair value of the underlying hedged inventory and reflected in cost of goods sold in the statement of operations. Interest rate, commodity, and foreign currency contracts that have not been designated as a hedge are recorded at fair value in the balance sheet with changes in fair value and realized gains (losses) recognized in interest expense, cost of goods sold, and selling, general and administrative expenses, respectively, in the statement of operations.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative instrument. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

        The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produce net gains (losses) in other comprehensive income loss (foreign currency translation adjustments).

  Income Taxes

        The Company and its U.S. subsidiaries are organized as limited liability companies. These entities are treated similar to a partnership for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

        Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

  Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when incurred and are expensed or capitalized as appropriate.

  Foreign Currency Translation

        Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were net gains of $0.7 million and net losses of $2.1 million for the three months ended March 31, 2003 and 2002, respectively.

  Revenue Recognition

        The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is when the product is shipped to the customer.

  Research and Development

        Research and development costs are expensed as incurred.

  Earnings per Member Equity Unit

        Earnings per member equity unit is not presented because it is not considered meaningful information due to the Company's ownership by affiliates.

  Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

  Recently Adopted Financial Accounting Standards

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill. In the first quarter of 2002, the Company completed the assessment of useful lives and concluded that no adjustment to the amortization period of intangible assets was necessary.

        The Company has completed its initial assessment of goodwill impairment as of January 1, 2002 and has concluded that there is no indication of impairment. The Company has elected to test goodwill for impairment annually as of April 1 as required by SFAS No. 142. The annual assessment has been completed as of April 1, 2002 and the Company has concluded that there is no indication of impairment. As of December 31, 2002, the Company had no goodwill on its balance sheet.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company adopted this new accounting standard on January 1, 2003. The Company believes this statement's impact will not be significant; however, standard-setters continue to debate the statement's applicability to assets where the timing of any ultimate obligation is indefinite.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We adopted this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

3.    Inventories

        Inventories as of March 31, 2003 and December 31, 2002 consisted of the following (dollars in millions):

	March 31, 2003	December 31, 2002
Raw materials	$128.4	$130.2
Work in progress	22.5	25.9
Finished goods	429.6	385.8

Total	580.5	541.9
Materials and supplies	19.7	19.4

Net	$600.2	$561.3

4.    Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31, 2003	December 31, 2002
Land	$43.2	$42.9
Buildings	177.0	157.7
Plant and equipment	3,459.7	3,446.3
Construction in progress	181.5	172.7

Total	3,861.4	3,819.6
Less accumulated depreciation	(811.6)	(748.5)

Net	$3,049.8	$3,071.1

5.    Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	March 31, 2003	December 31, 2002
Louisiana Pigment Company, L.P. (50%)	$132.7	$131.4
Rubicon, Inc. (50%)	1.3	1.3
Others	1.3	1.2

Total	$135.3	$133.9

6. Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2003 were as follows (dollars in millions):

	March 31, 2003			December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$313.1	$95.8	$217.3	$312.3	$89.9	$222.4
Non-compete agreements	49.1	32.9	16.2	49.1	30.9	18.2
Other intangibles	29.4	3.6	25.8	28.9	3.1	25.8

Total	$391.6	$132.3	$259.3	$390.3	$123.9	$266.4

7. Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	March 31, 2003	December 31, 2002
Prepaid pension assets	$148.9	$146.2
Debt issuance costs	66.0	60.7
Capitalized turnaround expense	46.9	48.3
Receivables from affiliates	16.3	18.6
Spare parts inventory	48.6	46.2
Other noncurrent assets	12.2	19.5

Total	$338.9	$339.5

8. Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	March 31, 2003	December 31, 2002
Raw materials and services	$209.0	$217.7
Interest	39.6	61.3
Taxes (income, property and VAT)	40.0	41.4
Payroll, severance and related costs	75.7	67.4
Volume and rebates accruals	42.9	52.5
Restructuring and plant closing costs	20.0	7.1
Other miscellaneous accruals	55.0	76.4

Total	$482.2	$523.8

9. Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	March 31, 2003	December 31, 2002
Pension liabilities	$82.1	$82.3
Other postretirement benefits	11.8	10.8
Environmental accruals	9.2	19.3
Payable to affiliate	38.1	37.9
Other noncurrent liabilities	7.6	8.1

Total	$148.8	$158.4

10. Restructuring and Plant Closing Costs

        As of December 31, 2002, the Company had a reserve for restructuring costs and plant closing costs of $7.1 million recorded in accrued liabilities. The entire amount was related to workforce reductions.

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division, and it recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

        During the three months ended March 31, 2003, the Company made cash payments of approximately $4.2 million. At March 31, 2003 there was $20.0 million remaining in accrued liabilities.

11. Long-term Debt

        Long-term debt outstanding as of March 31, 2003 and December 31, 2002 is as follows (dollars in millions):

	March 31, 2003	December 31, 2002
Senior Secured Credit Facilities:
Revolving loan facility	$201.2	$67.0
Term A dollar loan	109.7	109.7
Term A euro loan (in U.S. dollar equivalent)	142.6	138.5
Term B loan	526.3	526.3
Term C loan	526.3	526.3
Senior Notes	300.0	300.0
Senior Subordinated Notes	1,090.9	1,076.8
Senior Discount Notes	394.6	381.8
Senior Subordinated Discount Notes	320.8	308.9
Other long-term debt	28.5	29.2

Subtotal	3,640.9	3,464.5
Less current portion	(1.3)	(43.9)

Total	$3,639.6	$3,420.6

  HI Credit Facilities

        The revolving loan facility of up to $400 million matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan and the term A euro loan facilities mature on June 30, 2005, with the next semi-annual payment due in the fourth quarter of 2004. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. The term B and term C loan facilities require payments in annual installments of $5.48 million each, with the next payments occurring in the second quarter 2005 and the remaining unpaid balances due on final maturity. See "—Senior Notes and Senior Subordinated Notes" below for discussion of the HI Senior Note offering of $150 million, the proceeds of which were primarily used to prepay the next 16 months of scheduled amortization due under the HI Credit Facilities.

        Interest rates for the HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.50% to 4.50% per annum depending on the loan facility and whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 3.25% per annum. As of March 31, 2003 and December 31, 2002, the average interest rates on the HI Credit Facilities were 6.0% and 5.8%, respectively.

        The obligations under the HI Credit Facilities are supported by guarantees of HI's domestic and certain foreign subsidiaries (collectively the "Guarantors") and the Company, as well as pledges of substantially all their assets, including 65% of the voting stock of certain non-U.S. subsidiaries.

        The HI Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The HI Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. On February 7, 2003, HI amended the HI Credit Facilities. The amendments resulted in, among other things, changes to certain financial covenants, including the interest coverage ratio and leverage ratio covenants, through the second quarter of 2004. Management believes that HI is in compliance with the covenants of the HI Credit Facilities as of March 31, 2003.

        On April 9, 2003, HI amended the HI Credit Facilities to allow prepayment of the next 16 months of amortization with proceeds raised in its $150 million note offering.

  Senior Notes and Senior Subordinated Notes

        In March 2002, HI issued $300 million 9.875% Senior Notes (collectively with the 2003 Senior Notes, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Senior Notes may be redeemed, in whole or in part, at any time by HI prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price that declines from 104.937% to 100% after March 1, 2008.

        On April 11, 2003, HI sold an additional $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 (the "2003 Senior Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. HI used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

        HI also has outstanding $600 million and €450 million 10.125% Senior Subordinated Notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable semi-annually and the Subordinated Notes mature on July 1, 2009. The Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Subordinated Notes are redeemable (1) on or after July 1, 2004 at 105.063% of the principal amount thereof, declining ratably to par on and after July 1, 2007, and (2) prior to July 1, 2004 at 105.063% of the principal amount thereof, discounted to the redemption date using the treasury rate (for the dollar denominated notes) or the bond rate (for the euro denominated notes) plus 0.50%, plus, in each case, accrued and unpaid interest to the date of redemption.

        The Senior Notes and the Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the Senior Notes and the Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the Senior Notes and the Subordinated Notes as of March 31, 2002.

  Senior Discount Notes and Senior Subordinated Discount Notes

        On June 30, 1999, the Company issued Senior Discount Notes and Senior Subordinated Discount Notes (collectively, the "Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The Discount Notes are due December 31, 2009. Interest on the Senior Discount Notes will accrue at 13.375% per annum. The Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007. The Senior Subordinated Discount Notes had a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes, including deferring the reset date until September 2004. For financial reporting purposes, the Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $224 million based upon prevailing market rates at June 30, 1999. Interest on the Discount Notes is paid in kind. The Senior Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets.

        On December 21, 2001, the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes. The interest rate reset date was deferred until September 2004. The modification of the terms resulted in a significant decrease in the present value of the future cash flow of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. On May 9, 2003, HMP completed the purchase of the Senior Subordinated Discount Notes from ICI. For more information, see "Note 18—Recent Events—Membership Interest Transactions."

12. Derivatives and Hedging Activities

  Interest Rate Hedging

        Interest rate contracts with a fair value of $20.8 million and $23.4 million were recorded as a component of other noncurrent liabilities as of March 31, 2003 and December 31, 2002, respectively. The fair value of the cash flow hedges and the interest rate contracts not designated as a hedge are $14.0 million and $6.8 million as of March 31, 2003 and $15.6 million and $7.8 million as of December 31, 2002. The changes in fair value of the cash flow hedges resulted in a $0.1 million and a $2.8 million decrease in interest expense and a $1.5 million and a $0.3 million decrease in other comprehensive income (loss) for the three months ended March 31, 2003 and 2002, respectively. The changes in fair value of the interest rate contracts not designated as a hedge resulted in a $1.0 million and a $2.1 million decrease in interest expense for the three months ended March 31, 2003 and 2002, respectively.

  Commodity Price Hedging

        As of March 31, 2003 the fair value of cash flow commodity price hedging contracts recorded in other current liabilities and other comprehensive income (loss) is $1.9 million. As of December 31, 2002, the fair value of cash flow commodity price hedging contracts was not material.

        As of March 31, 2003 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $2.2 million to other current assets and a decrease to inventory of $3.1 million. As of December 31, 2002 commodity price hedging contracts designated as fair value hedges are included in the balance sheet as an increase of $0.8 to other current liabilities and an increase to inventory of $0.8 million.

        Commodity price contracts not designated as hedges as defined by SFAS No. 133 are reflected in the balance sheet as $2.2 million and $0.5 million in other current assets and liabilities, respectively, as of March 31, 2003 and, $0.8 million and $0.2 million other current assets and liabilities, respectively, as of December 31, 2002.

        During the three months ended March 31, 2003 and 2002, the Company recorded a decrease of $0.9 million and an increase of $0.8 million in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges as defined in SFAS No. 133.

  Foreign Currency Rate Hedging

        As of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts is not material.

  Net Investment Hedging

        Currency effects of net investment hedges produced net losses of approximately $18.4 million and $9.4 million in other comprehensive loss (foreign currency translation adjustments) for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, there was a cumulative net loss of approximately $51.1 million and $32.7 million, respectively.

13.    Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables, and the Company is subject to recourse provisions. At March 31, 2003, the special purpose entity had outstanding $183 million in medium-term notes ("MTNs") and $100 million in commercial paper.

        For the three months ended March 31, 2003 and 2002, new sales totaled approximately $1,002 million and $606 million, respectively, and cash collections reinvested totaled approximately $892 million and $571 million, respectively. Servicing fees received during the first three months of 2003 and 2002 were approximately $1.2 million and $0.7 million, respectively, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations. The retained interest in the receivables was approximately $108 million and $112 million, and as of March 31, 2003 and December 31, 2002, respectively. The value of the retained interest is subject to credit and interest rate risk.

        The key economic assumptions used in valuing the residual interest at March 31, 2003 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2003 and December 31, 2002 were $8.8 million and $11.2 million, respectively.

14.    Other Comprehensive Income (loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	March 31, 2003		December 31, 2002
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)
Foreign currency translation adjustments	$(37.3)	$1.2	$(38.5)	$147.2
Additional minimum pension liability	(86.6)	1.5	(88.1)	(88.1)
Additional minimum pension liability — unconsolidated affiliate	(5.4)	—	(5.4)	(5.4)
Unrealized loss on securities	(0.9)	1.8	(2.7)	(2.7)
Net unrealized loss on derivative instruments	(11.0)	0.6	(11.6)	2.4
Cumulative effect of accounting change	(1.1)	—	(1.1)	—

Total	$(142.3)	$5.1	$(147.4)	$53.4

15.    Commitments and Contingencies

        The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend up to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, after consideration of indemnification arrangements, none of such litigation is material to the Company's financial condition or results of operations.

16.    Environmental Matters

  General

        The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes entails risk of adverse environmental effects. As a result, the Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, given the Company's businesses, environmental or regulatory matters may cause significant unanticipated losses, costs or liabilities.

        Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource

Conservation and Recovery Act of 1976, as amended, and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at its properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the European Union ("EU"). For example, in the U.K., the contaminated land regime now provides a detailed framework for the identification, management and remediation of contaminated sites. This law will likely increase governmental scrutiny of the Company's U.K. facilities.

        The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive, the majority of the Company's European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, the Company believes that related expenditures to upgrade its wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, the Company may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of the Company's U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on the Company's operations. Therefore, the Company cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

  Potential Liabilities

        The Company's operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, the Company could incur material costs or experience interruption in its operations as a result of addressing the incident and implementing measures to prevent such incidents in the future. Currently, the Company is aware of the following matters:

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Company's Port Neches, Texas facility. The Company and the TCEQ have reached a tentative settlement on penalties totaling $352,250, less than $100,000 of which is allocable to the Company's PO/MTBE facility at Port Neches. The settlement will be reviewed by the TCEQ on May 29, 2003, and it is anticipated that it will be approved. Although management does not anticipate it, it is possible that the terms of an air permit, which the Company applied for as a result of the settlement, may cause it to incur costs related to equipment serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes the tanks were not owned by the Company; however, it did own the acid in the tanks. The EA and the Health and Safety Executive (the "HSE") are investigating the incident, and the HSE has issued three Improvement Notices requiring corrective action. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that, if any charges are brought or additional corrective action orders issued and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, it cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        By letter dated March 6, 2003, the Company's subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand has yet been made by the TCEQ, although penalties are expected.

        The Company has established financial reserves relating to environmental restoration and remediation programs, which the Company believes are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience and cost-sharing arrangements (as to which, the Company considers the viability of other parties). A total of approximately $24 million has been accrued related to environmental matters as of March 31, 2003. The Company does not anticipate that, as a result of compliance with current environmental laws and regulations, any future costs in excess of those that have been accrued by the Company will be material to its results of operations or financial position. However, given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

  MTBE Developments

        The presence of MTBE in some groundwater supplies in California and other states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, the California Air Resources Board adopted regulations that would prohibit the addition of MTBE to gasoline as of January 1, 2004. Certain other states have also taken actions to restrict or eliminate the future use of MTBE. In connection with the proposed ban, the State of California requested that the U.S. Environmental Protection Agency (the "EPA") waive the federal oxygenated fuels requirements of the federal Clean Air Act for gasoline sold in California. The EPA denied the State's request on June 12, 2001. Certain of the state bans have been challenged in court as unconstitutional (in light of the Clean Air Act). The Company is unable to predict what the short- and long-term effects of these matters will be.

        Bills have been introduced in the U.S. Congress to accomplish similar goals of curtailing or eliminating the oxygenated fuels requirements in the Clean Air Act, or of curtailing MTBE use. To date, no such legislation has become law. Whether a ban or substantial restrictions on MTBE use will become law in the future is unknown at this time.

        In addition, on March 20, 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. In its notice, the EPA also called on the U.S. Congress to restrict the use of MTBE under the Clean Air Act. Any phase-out of or future regulation of MTBE in California (in which a significant amount of MTBE is consumed), in other states, or nationally may result in a significant reduction in demand for MTBE and may result in a material loss in revenues or material costs or expenditures.

        In Europe, the European Union (the "EU") issued a final risk assessment report on MTBE on September 20, 2002. While no ban of MTBE was recommended, several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended. Separate from EU action, Denmark entered into a voluntary agreement with refiners to reduce the sale of MTBE in Denmark. Under the agreement, use of MTBE in 92- and 95-octane gasoline in Denmark ceased by May 1, 2002; however, MTBE will still be an additive in a limited amount of 98-octane gasoline sold in about 100 selected service stations in Denmark.

        In the event that there should be a phase-out of MTBE in the United States, the Company believes it will be able to export MTBE to Europe or elsewhere or use its co-product tertiary butyl alcohol ("TBA") to produce saleable products other than MTBE. The Company believes that its low production costs at its PO/MTBE facility will put it in a favorable position relative to other higher cost sources (primarily, on-purpose manufacturing). If the Company opts to produce products other than MTBE, necessary modifications to its facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        Furthermore, the Company cannot give any assurance that it will not be named in litigation relating to the environmental effects of MTBE or that such litigation will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

17.    Operating Segment Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices. For the three months ended March 31, 2003 and 2002, sales to Imperial Chemical Industries PLC ("ICI") and its affiliates accounted for approximately 6% and 6%, respectively, of consolidated revenues.

        The net sales, operating income and EBITDA for each of the Company's reportable operating segments are as follows (dollars in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net Sales
Polyurethanes	$554.9	$463.7
Performance Products	161.1	136.4
Pigments	246.1	202.2
Base Chemicals	372.2	213.6
Eliminations	(36.6)	(18.0)

Total	$1,297.7	$997.9

Operating Income (Loss)
Polyurethanes	$4.3	$54.5
Performance Products	(0.6)	4.7
Pigments	13.1	(0.1)
Base Chemicals	14.5	(16.2)
Unallocated and other	(13.8)	(15.0)

Total	17.5	27.9
Non-operating expense	(11.8)	(3.2)
Depreciation and amortization	69.0	59.2

EBITDA(1)	$74.7	$83.9

Segment EBITDA
Polyurethanes	$40.2	$87.2
Performance Products	2.3	6.9
Pigments	28.9	10.9
Base Chemicals	26.5	(7.5)
Unallocated and other(2)	(23.2)	(13.6)

Total	$74.7	$83.9

(1)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization and taxes.

(2)
EBITDA from unallocated and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

18.    Recent Events

  Purchase of Membership Interests

        On May 9, 2003, HMP issued senior discount notes (the "HMP Senior Discount Notes"), with warrants to purchase 12% of HMP's fully diluted common stock as of such date. HMP used the proceeds to exercise an option that it held and purchased the 30% membership interest in the Company held indirectly by ICI. HMP also used the proceeds to complete the purchase of the senior subordinated reset discount notes due 2009 of the Company that were originally issued to ICI (the "B Notes"). The B Notes held by HMP will remain outstanding. In addition, HMP used such proceeds to acquire the approximately 9% of the membership interests in the Company from institutional investors. Accordingly, HMP directly owns 40% of the membership interests of the Company and the B Notes.

HMP indirectly owns the remaining 60% of the Company through its ownership of all of the equity of Huntsman LLC.

        As a result of HMP's purchase of the Company's membership interests from ICI, the put option arrangements between Huntsman Specialty and ICI have been effectively terminated.

        Huntsman Specialty has pledged a total of 60% of the memberships interests in the Company as collateral under the Huntsman LLC senior secured credit facilities. HMP has separately pledged all of its assets, including the remaining 40% membership interests in the Company, the B Notes and the 100% interest in Huntsman LLC, as collateral under the HMP Senior Discount Notes.

  Amendment of HI Credit Facilities

        On February 7, 2003, HI amended the HI Credit Facilities. The amendments resulted in, among other things, changes to certain financial covenants, including the "Interest Coverage Ratio" and "Leverage Ratio" covenants, through the second quarter of 2004.

        On April 9, 2003, HI amended the HI Credit Facilities to allow prepayment of the next 16 months of amortization with proceeds raised in its $150 million note offering.

  2003 Senior Notes Offering

        On April 11, 2003, HI sold $150 million in aggregate principal amount of 9.875% Senior Notes due 2009 in a transaction exempt from the registration requirements of the Securities Act of 1933. The offering was priced at 105.25% plus accrued interest from March 1, 2003. HI used approximately $26 million of the net proceeds to repay part of the revolving portion of the HI Credit Facilities. The balance of the net proceeds was used primarily to prepay the next 16 months of scheduled amortization due under the term portion of the HI Credit Facilities.

  Continued Cost Reduction Initiatives

        On March 11, 2003, the Company announced that, in its Polyurethanes segment, it is integrating its global flexible products division into its global derivatives division and recorded a charge of $17.1 million in the first quarter 2003. This charge relates to a portion of an overall corporate cost reduction program that is expected to be implemented and recorded throughout 2003. This $17.1 million charge represents severance and is included in accrued liabilities.

  Possible Transaction Involving Vantico

        The Company's parent companies, HMP and Huntsman Holdings, and MatlinPatterson are involved in a proposed restructuring of Vantico Group S.A. and its subsidiaries (collectively, "Vantico"), a leading European based global epoxy resin producer providing solutions in the fields of innovative coatings, structural composites, adhesives, tooling materials, and electric and electronic insulation. If the proposed restructuring occurs, Vantico would become an affiliate of the Company, but the Company will not own any securities of Vantico and will not be required to make any cash contributions to Vantico. The Company and its affiliates (including HI) may enter into arms-length contractual arrangements with Vantico regarding management, technology and commercial matters, and certain of the current employees of the Company and its affiliates may assume senior positions at Vantico.

  Chinese MDI Joint Venture

        In January 2003, the Company entered into a joint venture agreement to build an MDI manufacturing plant near Shanghai, China with BASF and three Chinese chemical companies. A feasibility study for the project has been approved by the appropriate Chinese authorities, preliminary engineering work has commenced and a business license was issued on March 7, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International Holdings LLC

        We have audited the accompanying consolidated balance sheets of Huntsman International Holdings LLC and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, members' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International Holdings LLC and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards, No. 142 effective January 1, 2002 and changed its method of accounting for derivative financial instruments effective January 1, 2001, to conform to Statement of Financial Accounting Standards No. 133, as amended.

        As discussed in Note 23, the accompanying consolidated statements of cash flows have been restated.

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 28, 2003,
November 23, 2004 as to Note 23

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(Millions of Dollars)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$75.4	$83.9
Accounts and notes receivables (net of allowance for doubtful accounts of $14.5 and $15.2, respectively)	467.9	501.6
Inventories	561.3	501.4
Prepaid expenses	22.0	10.7
Deferred income taxes	31.2	—
Other current assets	75.4	47.4

Total current assets	1,233.2	1,145.0
Property, plant and equipment, net	3,071.1	2,839.5
Investment in unconsolidated affiliates	133.9	147.0
Intangible assets, net	273.3	332.1
Other noncurrent assets	332.6	362.9

Total assets	$5,044.1	$4,826.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314.8	$266.7
Accrued liabilities	523.8	496.7
Current portion of long-term debt	43.9	5.3
Deferred income taxes	—	5.7
Other current liabilities	29.6	62.4

Total current liabilities	912.1	836.8
Long-term debt	3,420.6	3,234.4
Deferred income taxes	215.1	262.6
Other noncurrent liabilities	158.3	131.9

Total liabilities	4,706.1	4,465.7

Minority interests	0.1	7.8

Commitments and contingencies (Notes 17 and 18)
Equity:
Members' equity, 1,000 units	565.5	565.5
Retained earnings	(80.2)	(11.7)
Accumulated other comprehensive loss	(147.4)	(200.8)

Total equity	337.9	353.0

Total liabilities and equity	$5,044.1	$4,826.5

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Millions of Dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues:
Trade sales	$4,159.9	$4,178.2	$3,940.8
Related party sales	333.7	376.0	464.5
Tolling fees	24.5	21.0	42.6

Total revenues	4,518.1	4,575.2	4,447.9
Cost of goods sold	3,902.7	3,990.1	3,705.4

Gross profit	615.4	585.1	742.5
Expenses:
Selling, general and administrative	325.0	302.9	259.5
Research and development	54.6	62.5	59.3
Restructuring and plant closing costs	7.7	46.6	—

Total expenses	387.3	412.0	318.8

Operating income	228.1	173.1	423.7
Interest expense	(335.6)	(323.4)	(308.5)
Interest income	1.6	3.4	4.9
Loss on sale of accounts receivable	(5.5)	(12.8)	(1.9)
Other income (expense)	1.3	(2.0)	(3.2)

Income (loss) before income taxes	(110.1)	(161.7)	115.0
Income tax benefit (expense)	41.5	26.0	(30.2)
Minority interests in subsidiaries' income (loss)	0.1	(2.2)	(2.8)

Income (loss) before accounting change	(68.5)	(137.9)	82.0
Cumulative effect of accounting change	—	(1.5)	—

Net income (loss)	(68.5)	(139.4)	82.0
Other comprehensive income (loss)	53.4	(80.1)	(118.0)

Comprehensive income (loss)	$(15.1)	$(219.5)	$(36.0)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Equity

(Millions of Dollars)

	Members' Equity
				Accumulated Other Comprehensive Loss
	Shares/ Units	Amount	Retained Earnings		Total
Balance, January 1, 2000	1,000	$518.1	$49.7	$(2.7)	$565.1
Distribution to Holdings		—	(8.0)	—	(8.0)
Net income		—	82.0	—	82.0
Other comprehensive loss		—	—	(118.0)	(118.0)

Balance, December 31, 2000	1,000	518.1	123.7	(120.7)	521.1
Refund of distribution		—	4.0	—	4.0
Capital contribution due to modification of senior subordinated discount notes (Note 12)		47.4	—	—	47.4
Net loss		—	(139.4)	—	(139.4)
Other comprehensive loss		—	—	(80.1)	(80.1)

Balance, December 31, 2001	1,000	565.5	(11.7)	(200.8)	353.0
Net loss		—	(68.5)	—	(68.5)
Other comprehensive income		—	—	53.4	53.4

Balance, December 31, 2002	1,000	$565.5	$(80.2)	$(147.4)	$337.9

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Millions of Dollars)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(As restated see Note 23)	(As restated see Note 23)
Cash Flows From Operating Activities:
Net income (loss)	$(68.5)	$(139.4)	$82.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256.2	227.1	203.6
Provision for losses on accounts receivable	4.1	2.8	2.2
Noncash restructuring and plant closing charges	6.1	7.8	—
Noncash interest expense	101.5	91.7	81.3
Deferred income taxes	(59.8)	(43.1)	6.3
Gain on foreign currency transactions	(29.5)	7.6	(8.2)
Loss on disposals of fixed assets	—	6.6	2.9
Minority interests in subsidiaries	(0.1)	2.2	2.8
Equity in earnings of investment in unconsolidated affiliates	(0.2)	(0.1)	(0.1)
Changes in operating assets and liabilities—net of effects of acquisitions:
Accounts receivables	1.6	84.9	(106.7)
Change in receivables sold, net	99.7	5.1	175.0
Inventories	(12.6)	17.3	(118.9)
Prepaid expenses	(9.1)	4.5	0.3
Other current assets	(15.0)	1.7	(13.8)
Other noncurrent assets	(9.4)	10.3	(52.0)
Accounts payable	(0.5)	(106.7)	(27.1)
Accrued and other current liabilities	(70.2)	21.3	151.0
Other noncurrent liabilities	(16.2)	(10.5)	30.9

Net cash provided by operating activities	178.1	191.1	411.5

Investing Activities:
Capital expenditures	(190.5)	(291.0)	(204.5)
Acquisition of businesses and minority interest	(9.0)	(209.5)	(149.6)
Net cash received from unconsolidated affiliates	8.0	11.3	7.5
Advances to unconsolidated affiliates	(3.3)	(2.5)	(9.0)
Proceds from sale of fixed assets	5.9	—	—

Net cash used in investing activities	(188.9)	(491.7)	(355.6)

		(continued)

Financing Activities:
Net borrowings under revolving loan facilities	$(43.6)	$79.5	$8.0
Issuance of senior and senior subordinated notes	300.0	233.2	—
Proceeds from other long-term debt	—	4.4	—
Repayment of long-term debt	(245.0)	(2.4)	(131.0)
Debt issuance costs	(10.3)	(6.5)	—
Refund of distribution from Holdings	—	4.0	—
Cash distribution to Holdings	—	—	(8.0)

Net cash provided by (used in) financing activities	1.1	312.2	(131.0)

Effect of exchange rate changes on cash	1.2	6.2	2.3

Increase (decrease) in cash and cash equivalents	(8.5)	17.8	(72.8)
Cash and cash equivalents at beginning of year	83.9	66.1	138.9

Cash and cash equivalents at end of year	$75.4	$83.9	$66.1

Supplemental cash flow information:
Cash paid for interest	235.0	222.2	234.6
Cash paid for income taxes	12.3	15.0	22.0

Supplemental non-cash financing activities:

        The Company partially finances its property and liability insurance premiums. During the year ended December 31, 2002, the Company issued notes payable for approximately $2.6 million and recorded prepaid insurance for the same amount, which will be amortized over the period covered.

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        Huntsman International Holdings LLC ("Holdings" or the "Company"), through its wholly owned subsidiary Huntsman International LLC ("Huntsman International"), is a global manufacturer and marketer of differentiated and commodity chemicals through its four principal businesses: Polyurethanes, Performance Products, Pigments and Base Chemicals.

        Effective June 30, 1999, pursuant to a contribution agreement and ancillary agreements between Holdings, Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), Imperial Chemicals Industries PLC ("ICI") and Huntsman International, the Company acquired assets and stock representing ICI's polyurethane chemicals, selected petrochemicals (including ICI's 80% interest in the Wilton olefins facility) and titanium dioxide businesses and Huntsman Specialty's propylene oxide business. In addition, the Company also acquired the remaining 20% ownership interest in the Wilton olefins facility from BP Chemicals, Limited ("BP Chemicals").

        Holdings is owned 60% by Huntsman Specialty, 30% by ICI and its affiliates, approximately 9% by institutional investors and approximately 1% by HMP Equity Holdings Corporation ("HMP").

  2001 Acquisition

        On March 31, 2001, the Company closed a definitive purchase agreement with an affiliate of Rhodia S.A. for the acquisition of the European surfactants business of Albright & Wilson, a subsidiary of Rhodia S.A., for approximately $180 million.

  2000 Acquisition

        On August 31, 2000, the Company acquired the Morton global thermoplastic polyurethanes business from Rohm and Haas Company for an aggregate purchase price of $120 million.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Company include its majority owned subsidiaries. Intercompany transactions and balances are eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Flow Information

        Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

  Securitization of Accounts Receivable

        In September 2000, Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings. The Company adopted SFAS No. 140 during the year ended December 31, 2001 as required. Adoption of the accounting requirements of this standard did not have a material impact on the statement of operations or financial position.

        The Company securitizes certain trade receivables in connection with a revolving securitization program. The Company retains the servicing rights which are a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 11—Securitization of Accounts Receivable" below.

  Inventories

        Inventories are stated at the lower of cost or market using the weighted average method.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets ranging from 3 to 20 years. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Of the total plant and equipment, approximately $458 million is depreciated using the straight-line method on a group basis at a 5% composite rate. When capital assets representing complete groups of property are disposed of, the difference between the disposal proceeds and net book value is credited or charged to income. When miscellaneous assets are disposed of, the difference between asset costs and salvage value is charged or credited to accumulated depreciation.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

        Interest costs are capitalized as part of major construction projects. Interest expense capitalized as part of plant and equipment was $10.5 million, $9.3 million, and $10.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Investment in Unconsolidated Affiliates

        Investments in companies in which the Company exercises significant influence, generally ownership interests from 20% to 50%, are accounted for using the equity method.

  Intangible Assets

        Intangible assets, which consist of patents, trademarks, technology and certain other agreements, are stated at their fair market values at the time of acquisition, and are amortized using the straight line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

  Carrying Value of Long-term Assets

        The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

  Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Company's senior credit facilities approximates fair value since they bear interest at a floating rate plus an applicable margin. The fair value of the Company's senior notes and senior subordinated discount notes approximate book value. The fair value of the Company's senior subordinated notes and senior discount notes was approximately $893.7 million and $212.6 million, respectively, at December 31, 2002. The fair value of the Company's senior subordinated and senior discount notes was approximately $963.0 million and $236.3 million, respectively, at December 31, 2001. The Company's senior discount notes are thinly traded.

  Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the change in the fair value depends on the use of the instrument. The adoption of SFAS No. 133 resulted in a cumulative increase in net loss of $1.5 million and a cumulative increase to accumulated other comprehensive loss of $1.1 million. For more information, see "Note 13—Derivative Instruments and Hedging Activities."

  Income Taxes

        The Company and its U.S. subsidiaries are organized as limited liability companies. These entities are treated similar to a partnership for U.S. income tax purposes, and therefore are not subject to U.S. federal tax on their income. Subsidiaries outside the U.S. are generally taxed on the income generated in the local country.

        Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

  Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and cleanup obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when incurred and are expensed or capitalized as appropriate.

  Foreign Currency Translation

        Generally, the accounts of the Company's subsidiaries outside of the United States consider local currency to be functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the statement of operations and were net gains of $48.3 million, $4.8 million and $8.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Revenue Recognition

        The Company generates revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is when the product is shipped to the customer.

  Research and Development

        Research and development costs are expensed as incurred.

  Earnings per Member Equity Unit

        Earnings per member equity unit is not presented because it is not considered meaningful information due to the Company's ownership by a single equity holder.

  Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

  Recently Adopted Financial Accounting Standards

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives of all acquired intangibles and perform an impairment test on goodwill. In the first quarter of 2002, the Company completed the assessment of useful lives and concluded that no adjustment to the amortization period of intangible assets was necessary.

        The initial adoption of SFAS No. 142 had no impact on the Company's financial statements for the year ended December 31, 2002, as the Company has no goodwill.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The impact of adopting this pronouncement was not material.

  Recently Issued Financial Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Other Technical Corrections." In addition to amending or rescinding pronouncements to make various technical corrections, clarify meanings or describe applicability, SFAS No. 145 precludes companies from recording gains or losses from extinguishment of debt as an extraordinary item. The Company was required to adopt this statement as of January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We will adopt this pronouncement in the first quarter of 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the interpretation are effective for the financial statements as of December 31, 2002. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effects of adopting this statement.

3.     Inventories

        Inventories consist of the following (in millions):

	December 31, 2002	December 31, 2001
Raw materials	$130.2	$132.5
Work in progress	25.9	20.4
Finished goods	385.8	328.7

Total	541.9	481.6
Materials and supplies	19.4	19.8

Net	$561.3	$501.4

        In the normal course of operations, the Company exchanges raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at the Company's cost. The Company did not owe any inventory under open exchange agreements at December 31, 2002. The amount deducted from inventory under open exchange agreements owed by the Company at December 31, 2001 was $4.4 million (16.7 million pounds of feedstock and products), which represented the amount payable by the Company under open exchange agreements.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (in millions):

	December 31, 2002	December 31, 2001
Land	$42.9	$36.3
Buildings	157.7	129.9
Plant and equipment	3,446.3	2,919.0
Construction in progress	172.7	231.4

Total	3,819.6	3,316.6
Less accumulated depreciation	(748.5)	(477.1)

Net	$3,071.1	$2,839.5

5.     Investments in Unconsolidated Affiliates

        The Company's ownership percentage and investments in unconsolidated affiliates, primarily manufacturing joint ventures, are as follows (in millions):

	December 31, 2002	December 31, 2001
Louisiana Pigment Company, L.P. (50%)	$131.4	$139.8
Rubicon, Inc. (50%)	1.3	5.7
Others	1.2	1.5

Total	$133.9	$147.0

        Summarized approximate financial information of such affiliated companies as a group as of December 31, 2002 and 2001 and for the years then ended is presented below (in millions):

	December 31, 2002	December 31, 2001
Assets	$488.3	$533.1
Liabilities	222.5	229.3
Revenues	651.3	681.4
Net income	0.4	0.5
The Company's equity in:
Net assets	133.9	147.0
Net income	0.2	0.1

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2002 and 2001 were as follows (dollars in millions):

	December 31, 2002			December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$312.3	$89.9	$222.4	$343.4	$66.0	$277.4
Non-compete agreements	49.1	30.9	18.2	50.1	24.3	25.8
Other intangibles	38.0	5.3	32.7	30.8	1.9	28.9

Total	$399.4	$126.1	$273.3	$424.3	$92.2	$332.1

        Amortization expense for intangibles for the years ended December 31, 2002, 2001 and 2000 was $33.9 million, $33.0 million and $26.3 million, respectively. Estimated future amortization expense for intangible assets through December 31, 2007 is as follows (dollars in millions):

Annual Expense
2003 through 2004	$46.7
2005 through 2007	$38.1

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (in millions):

	December 31, 2002	December 31, 2001
Prepaid pension assets	$146.2	$198.4
Debt issuance costs	54.5	57.2
Capitalized turnaround expense	47.6	33.0
Receivables from affiliates	18.6	16.7
Spare parts inventory	46.2	36.2
Other noncurrent assets	19.5	21.4

Total	$332.6	$362.9

8.     Accrued Liabilities

        Accrued liabilities consist of the following (in millions):

	December 31, 2002	December 31, 2001
Raw materials and services	$217.7	$212.7
Interest	61.3	59.1
Taxes (income, property and VAT)	41.4	18.4
Payroll, severance and related costs	67.4	49.7
Volume and rebates accruals	52.5	50.1
Restructuring and plant closing costs	7.1	31.3
Other miscellaneous accruals	76.4	75.4

Total	$523.8	$496.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (in millions):

	December 31, 2002	December 31, 2001
Pension liabilities	$82.3	$54.6
Other postretirement benefits	10.8	10.4
Environmental accruals	19.3	22.9
Payable to affiliate	37.9	37.5
Other noncurrent liabilities	8.0	6.5

Total	$158.3	$131.9

10.   Restructuring and Plant Closing Costs

        The Company has incurred restructuring and plant closing costs totaling $7.7 million and $46.6 million for the years ended December 31, 2002 and 2001, respectively.

  2002 Restructuring

        During 2002, the Performance Products segment recorded $4.6 million in charges which relate to restructuring and the write-down of fixed assets. Property, plant and equipment was reduced by $3.0 million as a charge of $1.4 million was recorded to write-down the assets at the surfactants plant in Alcover, Spain which was closed during 2002, and an additional $1.6 million was recorded to write-down the assets of the Italy ETO plant and various closed sales offices. The remaining $1.6 million are for other costs related to the restructuring.

        In 2002, the Pigments segment recorded $3.1 million in asset write-downs related to the closure of the Company's titanium dioxide manufacturing facility in Greatham, UK.

  2001 Restructuring

        During 2001, the Polyurethanes segment announced a cost reduction program which included closure of the Shepton Mallet, U.K. polyols manufacturing facility by the end of 2002 resulting in a charge of $44.7 million. The program included reduction in workforce of approximately 270 employees at the Shepton Mallet facility and other locations. Approximately $7.8 was recorded to write-down the fixed assets, $36.1 for employee termination benefits and $0.8 for other exit costs.

        The Pigments segment recorded $1.9 million in restructuring charges which related to a workforce reduction of approximately 50 employees.

        The restructuring and plant closing costs were recorded in the following accounts: $7.8 million in property, plant, and equipment, and $38.8 million in accrued liabilities. At December 31, 2002 there remained $7.1 million of these costs in accrued liabilities for workforce reductions and other exit costs.

11.   Securitization of Accounts Receivable

        On December 21, 2000, the Company initiated a five-year revolving securitization program under which certain trade receivables were and will be transferred to an off balance sheet special purpose entity at a discount. Under the terms of the agreements, the Company and its subsidiaries continue to service the receivables in exchange for a 1% fee of the outstanding receivables and is subject to recourse provisions. In 2000, proceeds from initial sales totaled approximately $175 million. In October 2002, the Company expanded its accounts receivable securitization program by $25 million. At

December 31, 2002, the special purpose entity had outstanding $180 million in mid-term notes and $100 million in commercial paper.

        For the years ended December 31, 2002 and 2001, new sales totaled approximately $3,220 million and $3,132 million, respectively, and cash collections reinvested totaled approximately $3,160 million and $3,180 million, respectively. Servicing fees received were approximately $3 million each year for the years 2002 and 2001, and are recorded as a reduction in the loss on sale of accounts receivable in the statements of operations. The retained interest in the receivables was approximately $112 million and $60 million, and as of December 31, 2002 and 2001, respectively. The value of the retained interest is subject to credit and interest rate risk.

        The key economic assumptions used in valuing the residual interest at December 31, 2002 are presented below:

Weighted average life (in months)	2
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	5%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2002 and 2001 were $11.2 million and $15.6 million, respectively.

12.   Long-term Debt

        Long-term debt outstanding as of December 31, 2002 and 2001 is as follows (in millions):

	December 31, 2002	December 31, 2001
Senior Secured Credit Facilities:
Revolving loan facility	$67.0	$110.6
Term A dollar loan	109.7	195.6
Term A euro loan (in U.S. dollar equivalent)	138.5	208.6
Term B loan	526.3	553.7
Term C loan	526.3	553.7
Senior Notes	300.0	—
Senior Subordinated Notes	1,076.8	1,003.1
Senior Discount Notes	381.8	335.5
Senior Subordinated Discount Notes	308.9	266.3
Other long-term debt	29.2	12.6

Subtotal	3,464.5	3,239.7
Less current portion	(43.9)	(5.3)

Total	$3,420.6	$3,234.4

  Senior Secured Credit Facilities

        The revolving loan facility of up to $400 million matures on June 30, 2005 with no scheduled commitment reductions. Both the term A dollar loan and the term A euro loan facilities mature on June 30, 2005 and are payable in semi-annual installments commencing December 31, 2003 with the amortization increasing over time. The term B loan facility matures on June 30, 2007 and the term C loan facility matures on June 30, 2008. The term B and term C loan facilities require payments in annual installments of $5.48 million each, commencing June 30, 2004, with the remaining unpaid balances due on final maturity.

        Interest rates for the Company's senior secured credit facilities (the "Senior Secured Credit Facilities") are based upon, at the Company's option, either a eurocurrency rate (libor) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, in the case of eurocurrency based loans, from 1.25% to 4.25% per annum depending on the loan facility and whether specified conditions have been satisfied and, in the case of base rate loans, from zero to 3.00% per annum. As of December 31, 2002, 2001 and 2000 the average interest rates on the Senior Secured Credit Facilities were 5.8%, 7.6% and 9.2%, respectively.

        The obligations of Huntsman International under the Senior Secured Credit Facilities are supported by guarantees of the Company and Huntsman International's domestic and certain foreign subsidiaries (collectively the "Guarantors") as well as pledges of 65% of the voting stock of certain non-U.S. subsidiaries.

        The Senior Secured Credit Facilities contain covenants relating to incurrence of debt, purchase and sale of assets, limitations on investments, affiliate transactions, change in control provisions and maintenance of certain financial ratios. The financial covenants include a leverage ratio, interest coverage ratio, minimum consolidated net worth level and a limit on capital expenditures. The Senior Secured Credit Facilities also limit the payment of dividends generally to the amount required by the members to pay income taxes. Management believes that the Company and Huntsman International are in compliance with the covenants of the Senior Secured Credit Facilities as of December 31, 2002.

        Huntsman Specialty has an obligation to purchase ICI's 30% interest in Holdings (the "ICI 30% Interest") on or before July 1, 2003. In addition, HMP has an option to acquire the ICI 30% Interest on or before May 15, 2003, which was originally granted pursuant to an agreement with ICI (the "Option Agreement"). Concurrently, $160 million was paid to ICI for the Company's senior subordinated discount notes due 2009 that were originally issued to ICI (the "B Notes"), subject to certain conditions including the obligation to make an additional payment of $100 million plus accrued interest to ICI. The B Notes have been pledged to ICI as collateral security for such additional payment. The Huntsman Specialty obligation is secured by a lien on 30% of the outstanding membership interests in Holdings held by Huntsman Specialty (the "HIH Pledged Interest"). The Option Agreement does not terminate Huntsman Specialty's obligations to ICI. However, if HMP exercises the option, Huntsman Specialty's obligation would be effectively terminated. If HMP does not exercise the option, Huntsman Specialty would continue to be obligated to ICI. Accordingly, if neither HMP exercises its option nor Huntsman Specialty otherwise satisfies its obligation to ICI with respect to ICI's put right, ICI could foreclose on the Holdings Pledged Interest. Such a foreclosure would constitute a "change of control" and an event of default under the HI Credit Facilities and would give certain put rights to the holders of the HI Notes and the holders of the HIH Notes.

  Senior Notes and Senior Subordinated Notes

        In March 2002, Huntsman International issued $300 million 9.875% Senior Notes (the "Senior Notes"). Interest on the notes is payable semi-annually and the Senior Notes mature on March 1, 2009. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Senior Notes may be redeemed, in whole or in part, at any time by Huntsman International prior to March 1, 2006 at 100% of the face value plus a "make whole" premium, as defined in the applicable indenture. After March 1, 2006, the Senior Notes may be redeemed, in whole or in part, at a redemption price decline from 104.937% to 100% after March 1, 2008.

        The Company also has outstanding $600 million and €450 million 10.125% Senior Subordinated Notes (the "Notes"). Interest on the Notes is payable semi-annually and the Notes mature on July 1, 2009. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The Notes may be redeemed, in whole or in part, at any time by the Company on or after

July 1, 2004, at percentages ranging from 105% to 100% at July 1, 2007 of their face amount, plus accrued and unpaid interest.

        The Senior Notes and the Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring Huntsman International to offer to repurchase the Senior Notes and the Notes upon a change of control. Management believes that Huntsman International is in compliance with the covenants of the Senior Notes and the Notes as of December 31, 2002.

  Senior Discount Notes and Senior Subordinated Discount Notes

        On June 30, 1999, the Company issued Senior Discount Notes and Senior Subordinated Discount Notes (collectively, the "Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The Discount Notes are due December 31, 2009. Interest on the Senior Discount Notes will accrue at 13.375% per annum. The Senior Discount Notes are redeemable prior to July 2004 for an amount equal to the net present value of 106.688% of the projected July 1, 2004 accreted value and thereafter at stipulated redemption prices declining to 100% of accreted value in 2007. The Senior Subordinated Discount Notes had a stated rate of 8% that originally was to reset to a market rate in June 2002 and can be redeemed at 100% of accreted value at any time until June 30, 2004. On December 21, 2001, the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes, including deferring the reset date until September 2004. For financial reporting purposes, the Senior Subordinated Discount Notes were initially recorded at their estimated fair value of $224 million based upon prevailing market rates at June 30, 1999. Interest on the Discount Notes is paid in kind. The Senior Discount Notes contain limits on the incurrence of debt, restricted payments, liens, transactions with affiliates, and merger and sales of assets. As of December 31, 2002 and 2001, the Senior Discount Notes include $139.1 million and $92.8 million of accrued interest, respectively. As of December 31, 2002 and 2001, the Senior Subordinated Discount Notes include $83.8 million and $57.4 million of accrued interest, respectively, and $40.2 million and $56.4 million of discount, respectively.

        On December 21, 2001 the Company and ICI agreed to modify the terms of the Senior Subordinated Discount Notes. The interest rate reset date was deferred until September 2004. The modification of the terms resulted in a significant decrease in the present value of the future cash flow of the debt and, as a result, the debt was treated effectively as an extinguishment and reissuance of the debt. The debt was recorded using a 16% interest rate, the estimated market rate for the debt as of December 20, 2001. The reduction in the debt of $47.4 million has been reflected as a capital contribution as the debt was held by a related party.

        The scheduled maturities of long-term debt are as follows (in millions):

December 31, 2002
2003	43.9
2004	148.6
2005	156.2
2006	12.9
2007	517.1
Later Years	2,585.8

$3,464.5

13.   Derivative Instruments and Hedging Activities

        The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity pricing. As a result, the Company enters into transactions including derivative instruments to manage these risks. The overall risk management philosophy of the Company is to manage the downside risks of these activities. Primary goals of the Company's risk management activities include: (1) reducing the impact of fluctuations in variable interest rates and meeting the requirements of certain credit agreements; (2) reducing the short-term impact from certain movements in foreign exchange rates on earnings; (3) reducing the variability in the purchase price of certain feedstocks; and (4) hedging the net investment position in euro functional currency entities.

  Interest Rate Hedging

        Through the Company's borrowing activities, it is exposed to interest rate risk. Such risk arises due to the structure of the Company's debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. The Company's senior credit facilities require that a certain portion of debt be at fixed rates through either interest rate hedges or through other means that provide a similar effect. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of December 31, 2002 and 2001, the Company had entered into various types of interest rate contracts to manage its interest rate risk on its long-term debt as indicated below (in millions):

	December 31, 2002	December 31, 2001
Pay fixed swaps
Notional amount	$202.4	$319.2
Fair value	$(11.8)	$(12.7)
Weighted average pay rate	5.72%	5.84%
Maximum weighted average pay rate	6.62%	6.55%
Maturing	2004	2002-2004
Interest rate collars
Notional amount	$150.0	$275.0
Fair value	$(11.6)	$(8.3)
Weighted average cap rate	7.00%	7.00%
Weighted average floor rate	5.08%	5.35%
Maximum weighted average floor rate	6.25%	6.12%
Maturing	2004	2002-2004

        The Company purchases both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle the Company to receive from the counterparties (major banks) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed a certain rate, and require the Company to pay to the counterparties (major banks) the amount, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than a certain rate.

        The majority of the interest rate contracts have been designated as cash flow hedges of future interest payments on its variable rate debt. The fair value of these interest rate contracts designated as hedges as of December 31, 2002 and 2001 was a loss of approximately $15.6 million and $13.4 million, respectively, which is recorded in other noncurrent liabilities and in accumulated other comprehensive income (loss) to the extent of the effective portions of the hedging instruments. Gains and losses related to these contracts will be reclassified from other comprehensive income (loss) into earnings in the periods in which the related hedged interest payments are made. As of December 31, 2002, losses of approximately $9.8 million are expected to be reclassified into earnings over the next twelve months. Gains and losses on these agreements, including amounts recorded related to hedge ineffectiveness, are reflected as interest expense in the statement of operations. A net loss of $4.2 million was recorded in interest expense in the year ended December 31, 2002. A net gain of $2.9 million was recorded in interest expense in the year ended December 31, 2001.

        As of December 31, 2002 and 2001 swap agreements with a fair value liability of $7.8 million and $7.6 million, respectively have not been designated as a hedge for financial reporting purposes. Accordingly, $0.2 million and $7.6 million for the years ended December 31, 2002 and 2001 is recognized in interest expense.

        The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

  Foreign Currency Rate Hedging

        The Company may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2002, there was a notional amount of $1.8 million outstanding for such contracts. At December 31, 2001, there were no outstanding contracts. During the years ended December 31, 2002 and 2001, the Company recognized losses of $0.1 million and $3.0 million, respectively, from these activities.

  Commodity Price Hedging

        Because feedstocks used by the Company are subject to price volatility, the Company uses commodity futures and swaps to reduce the risk associated with certain of these feedstocks. These instruments are designated as cash flow hedges of future inventory purchases and fair value hedges of inventory currently held and trading activities. The mark-to-market gains and losses of qualifying cash flow hedges are recorded as a component of other comprehensive income until the underlying transactions are recognized in earnings. The mark-to-market gains and losses of non-qualifying, excluded and ineffective portions of hedges are recorded in cost of goods sold in the accompanying statement of operations. For the year ended December 31, 2002, there were no gains or losses on derivatives qualifying as cash flow hedges. As of December 31, 2002, the fair value of all commodity derivatives included in other current liabilities was $0.8 million. For the year ended December 31, 2001, the net losses on derivatives qualifying as cash flow hedges were $0.9 million and were recorded in other comprehensive income. As of December 31, 2001 the fair value of all commodity derivatives included as other current assets and current liabilities was $1.0 million and $1.1 million, respectively.

        During the year ended December 31, 2002 and 2001, the Company recorded $3.5 million and $11.1 million, respectively, as an increase in cost of goods sold related to net losses from settled contracts and the change in fair value (unrealized gains and losses) on the contracts that are effective economic hedges of commodity price exposures, but do not meet the SFAS No. 133 definition of hedging instruments. As of December 31, 2002, $0.8 million and $0.2 million, were included in other current assets and liabilities, respectively. As of December 31, 2001, $2.0 million and $1.0 million were included in other current assets and liabilities, respectively.

  Net Investment Hedging

        The Company hedges its net investment position in euro functional currency entities. To accomplish this, a portion of the Company's debt is euro denominated and designated as a hedge of net investments. Currency effects of these hedges produced net losses of approximately $95.9 million and net gains of approximately $19.5 million, in other comprehensive income (foreign currency translation adjustments) for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, there was a cumulative net loss of approximately $32.7 million and a cumulative net gain of approximately $63.2 million, respectively.

14.   Income Taxes

        The income (loss) before income tax consists of the following (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S. income (loss)	$12.2	$(116.0)	$(15.2)
Foreign income (loss)	(122.3)	(45.7)	130.2

Total	$(110.1)	$(161.7)	$115.0

        The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
U.S.:
Current	$1.4	$0.4	$0.4
Deferred	—	—	—
Foreign:
Current	16.9	16.7	23.5
Deferred	(59.8)	(43.1)	6.3

Total	$(41.5)	$(26.0)	$30.2

        The following schedule reconciles the differences between the United States federal income taxes at the United States statutory rate to the Company's provision (benefit) for income taxes (in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Income taxes at U.S. federal statutory rate	$(38.6)	$(56.6)	$40.3
Income not subject to U.S. federal income tax	8.0	40.5	9.4
State income taxes	0.4	0.4	0.3
Foreign country incentive tax benefits	(17.0)	(14.5)	(13.3)
Foreign country currency exchange gain (loss)	0.8	0.3	(4.4)
Foreign income tax rate in excess of federal statutory rate	8.8	4.4	0.4
Other	(3.9)	(0.5)	(2.5)

Total	$(41.5)	$(26.0)	$30.2

Effective income tax rate	38%	16%	26%

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31, 2002		December 31, 2001
	Current	Long-term	Current	Long-term
Deferred income tax assets:
Net operating loss carryforwards	$—	$200.9	$—	$122.5
Tax basis of plant and equipment in excess of book basis	—	38.9	—	38.7
Employee benefits	—	6.1	—	3.6
Other accruals and reserves	45.2	—	10.8	—
Valuation allowance	—	(10.1)	(6.5)	(22.7)

Total	45.2	235.8	4.3	142.1
Deferred income tax liabilities:
Book basis of plant and equipment in excess of tax basis	—	(381.4)	—	(346.7)
Employee benefits	—	(69.5)	—	(58.0)
Other accruals and reserves	(14.0)	—	(10.0)	—

Total	(14.0)	(450.9)	(10.0)	(404.7)

Net deferred tax asset (liability)	$31.2	$(215.1)	$(5.7)	$(262.6)

        The Company has net operating loss carryforwards ("NOLs") of approximately $622 million in various foreign jurisdictions. Most of the NOLs have no expiration date. The remaining NOLs begin to expire in 2006. If the valuation allowance is reversed, substantially all of the benefit will be allocated to reduce other noncurrent intangible assets. During 2002 and 2001, respectively, the Company reversed $19.1 million and $18.2 million of the valuation allowance and reduced goodwill by $17.5 million and $18.2 million, respectively.

        The Company does not provide for income taxes or benefits on the undistributed earnings of its international subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. In consideration of the Company's corporate structure, upon distribution of these earnings, certain of the Company's subsidiaries would be subject to both income taxes and withholding taxes in the various international jurisdictions. It is not practicable to estimate the amount of taxes that might be payable upon distribution.

        The Company is treated as a partnership for U.S. federal income tax purposes and as such is generally not subject to U.S. income tax, but rather such income is taxed directly to the Company's owners. The net difference of the book basis of the U.S. assets and liabilities over the tax basis of those assets and liabilities is approximately $377 million.

15.   Other Comprehensive Income (loss)

        The components of other comprehensive income (loss) are as follows (in millions):

	December 31, 2002		December 31, 2001		December 31, 2000		January 1, 2000
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Accumulated income (loss)
Foreign currency translation adjustments	$(38.5)	$147.2	$(185.7)	$(65.0)	$(120.7)	$(118.0)	$(2.7)
Additional minimum pension liability, net of tax of $37.7 million	(88.1)	(88.1)	—	—	—	—	—
Additional minimum pension liability—unconsolidated affiliate	(5.4)	(5.4)	—	—	—	—	—
Unrealized loss on securities	(2.7)	(2.7)	—	—	—	—	—
Net unrealized loss on derivative instruments	(11.6)	2.4	(14.0)	(14.0)	—	—	—
Cumulative effect of accounting change	(1.1)	0.0	(1.1)	(1.1)	0.0	0.0	0.0

Total	$(147.4)	$53.4	$(200.8)	$(80.1)	$(120.7)	$(118.0)	$(2.7)

16.   Employee Benefit Plans

  Defined Benefit and Other Postretirement Benefit Plans

        The Company sponsors various contributory and non-contributory defined benefit pension plans covering employees in the U.S., the U.K., Netherlands, Belgium, Canada and a number of other countries. The Company funds the material plans through trust arrangements (or local equivalents) where the assets of the fund are held separately from the employer. The level of funding is in line with local practice and in accordance with the local tax and supervisory requirements. The plan assets consist primarily of equity and fixed income securities.

        The Company also sponsors unfunded post-retirement benefit plans other than pensions which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. In 2002, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 11% per annum decreasing to 5.0% per annum after five years. In 2001, the healthcare trend rate used to measure the expected increase in the cost of benefits was assumed to be 8% per annum decreasing to 5% per annum after seven years.

        The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheet at December 31, 2002 and 2001 (in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
Change in benefit obligation
Benefit obligation as of beginning of year	$959.0	$10.3	$857.3	$10.0
Service cost	34.1	0.4	28.9	0.3
Interest cost	56.4	0.7	52.4	0.6
Plan losses	1.8	0.8	20.4	1.4
Foreign exchange impact	124.3	—	(26.0)	(0.1)
Benefits paid	(42.1)	(0.6)	(27.3)	(0.6)
Employee contributions	2.4	—	2.0	—
Plan amendments	4.3	—	0.7	—
Acquisitions	—	—	50.3	—
Other	4.2	—	0.3	(1.3)

Benefit obligation as of end of year	$1,144.4	$11.6	$959.0	$10.3

Change in plan assets
Market value of plan assets as of beginning of year	$930.8	$—	$1,001.4	$—
Actual return on plan assets	(129.3)	—	(80.4)	—
Company contributions	34.4	—	20.9	—
Foreign exchange impact	110.3	—	(31.9)	—
Benefits paid	(41.8)	—	(26.7)	—
Employee contributions	2.4	—	2.0	—
Acquisitions	0.5	—	44.4	—
Other	0.6	—	1.1	—

Market value of plan assets as of end of year	$907.9	$—	$930.8	$—

Funded status
Funded status	$(236.5)	$(11.6)	$(28.2)	$(10.3)
Unrecognized net actuarial loss	427.1	2.4	194.8	1.6
Unrecognized prior service cost	5.8	(1.6)	5.1	(1.7)
Adjustment to recoginize minimum pension liability in other comprehensive income	(131.5)	—	—	—

Accrued benefit cost	$64.9	$(10.8)	$171.7	$(10.4)

Change in funded status
Prepaid (accrued) expense as of beginning of year	$171.7	$(10.4)	$172.2	$(10.1)
Net periodic pension cost	(34.8)	(1.0)	(8.0)	(1.0)
Employer contributions	34.4	—	20.9	—
Foreign exchange impact	27.9	—	(6.9)	0.1
Benefits paid	0.6	0.6	0.5	0.6
Other items	(3.4)	—	(7.0)	—
Adjustment to recognize minimum pension liability in other comprehensive income	(131.5)	—	—	—

Prepaid (accrued) expense as of end of year	$64.9	$(10.8)	$171.7	$(10.4)

Components of net periodic benefit cost
Service cost	$36.4	$0.5	$31.0	$0.3
Employee contributions	(2.4)	—	(2.1)	—
Interest cost	56.4	0.8	52.4	0.6
Return on plan assets	(67.5)	—	(73.4)	—
Unrecognized gains	11.9	(0.1)	0.1	0.1

Net periodic cost	$34.8	$1.2	$8.0	$1.0

        The following assumptions were used in the above calculations:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
Weighted-average assumptions as of December 31, 2002
Discount rate	5.51%	6.62%	5.74%	7.03%
Expected return on plan assets	7.00%	N/A	7.05%	N/A
Rate of compensation increase	3.39%	4.00%	3.46%	4.00%

        The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans as of December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001
Defined benefit plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$765.4	$65.2
Accumulated benefit obligation	616.3	48.6
Fair value of plan assets	544.8	25.1
Defined benefit plans with plan assets in excess of accumulated benefit obligations:
Projected benefit obligation	$379.0	$893.9
Accumulated benefit obligation	341.7	781.3
Fair value of plan assets	363.1	904.7

        In addition to the benefit plans described above, certain employees of Huntsman International participate in pension plans of Huntsman LLC. As of December 31, 2002 and 2001, an allocation of the pension liability of $3.1 million and $2.8 million, respectively, was recorded as other noncurrent liabilities.

  Defined Contribution Plans

        The Company has defined contribution plans covering its domestic employees and employees in some foreign subsidiaries who have completed at least two years of service.

        The Company's total combined expense for the above defined contribution plans for the years ended December 31, 2002, 2001 and 2000 were approximately $6.1 million, $6.3 million, and $2.9 million, respectively.

17.   Commitments and Contingencies

        The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend from three to ten years and the purchase price is generally based on market prices subject to certain minimum price provisions.

        The Company is a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Based in part on the indemnities provided to the Company by ICI and Huntsman Specialty in connection with the transfer of businesses to the Company and insurance coverage, management does not believe that the outcome of any of these matters will have a material adverse effect on financial condition or results of operations.

18.   Environmental Matters

        The operation of any chemical manufacturing plant and the distribution of chemical products and their related production of by-products and wastes, entails risk of adverse environmental effects. As a result, the Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company's production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, given the Company's businesses, environmental or regulatory matters may cause us significant unanticipated losses, costs or liabilities.

        Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes. For example, in the United States under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the United States Resource Conservation and Recovery Act of 1976, as amended, and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at its properties regardless of when the contamination occurred. Similar laws are being developed or are in effect to varying degrees in other parts of the world, most notably in the EU. For example, in the U.K., the contaminated land regime now provides a detailed framework for the identification, management and remediation of contaminated sites. This law will likely increase governmental scrutiny of the Company's U.K. facilities.

        The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Capital expenditures are planned, for example, under national legislation implementing the EU Directive on Integrated Pollution Prevention and Control. Under this directive the majority of the Company's European plants will, over the next few years, be required to obtain governmental authorizations which will regulate air and water discharges, waste management and other matters relating to the impact of operations on the environment, and to conduct site assessments to evaluate environmental conditions. Although the implementing legislation in most Member States is not yet in effect, it is likely that additional expenditures may be necessary in some cases to meet the requirements of authorizations under this directive. In particular, the Company believes that related expenditures to upgrade its wastewater treatment facilities at several sites may be necessary and associated costs may be material. Wastewater treatment upgrades unrelated to this initiative also are planned at certain facilities. In addition, the Company may also incur material expenditures, beyond currently anticipated expenditures, in complying with EU Directives, including the Directive on Hazardous Waste Incineration, the Seveso II Directive, which governs major accident hazards, as well as the Water Framework Directive. It is also possible that additional expenditures to reduce air emissions at two of the Company's U.K. facilities may be material. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on the Company's operations. Therefore, the Company cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        The Company's operations involve the handling, transportation and use of numerous hazardous substances. From time to time, these operations may result in violations under environmental laws including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, the Company could incur material costs or experience interruption in its operations as a result of addressing the incident and implementing measures to prevent such incidents in the future. Currently, the Company is aware of the following matters:

        The Texas Commission on Environmental Quality (the "TCEQ," formerly the Texas Natural Resource Conservation Commission or TNRCC) has issued certain notices of violation relating to air emissions and wastewater issues at the Company's Port Neches, Texas facility and filed an amended administrative petition with respect to certain of these violations on January 12, 2001. The Company met with the TCEQ on several occasions in 2001 and early 2002 and reached a tentative settlement with the agency on penalties totaling $100,000. Although management does not anticipate it, it is possible that the terms of an air permit, which the Company applied for as a result of the settlement, may cause it to incur costs related to equipment serving this plant and others in the vicinity that could be material.

        On October 6, 2002, a leak of sulphuric acid from two tanks located near the Company's Whitehaven, U.K. plant was discovered. About 342 to 347 tonnes of acid were released onto the ground and into the soil near the tanks. Although the Company took immediate steps to contain the spillage and recover acid, a quantity of acid reached a nearby beach via a geological fault. The Company believes the tanks were not owned by the Company; however, it did own the acid in the tanks. The EA and the Health and Safety Executive are investigating the incident. Whether charges will be brought or other actions taken by the regulatory authorities is unknown at this time. Although the Company can give no assurances, based on currently available information and its understanding of similar investigations and penalties in the past, the Company believes that, if any charges are brought or actions taken and the Company is ultimately found to be legally responsible, the probable penalties would not be material to its financial position or results of operations.

        The Company is aware that there is or may be soil or groundwater contamination at some of its facilities resulting from past operations. Based on available information and the indemnification rights (including indemnities provided by Huntsman Specialty, ICI, Rhodia S.A. and The Dow Chemical Company, for the facilities that each of them transferred to the Company), the Company believes that the costs to investigate and remediate known contamination will not have a material adverse effect on its financial condition, results of operations or cash flows; however, it cannot give any assurance that such indemnities will fully cover the costs of investigation and remediation, that it will not be required to contribute to such costs or that such costs will not be material.

        By letter dated March 6, 2003, the Company's subsidiary, Huntsman Ethyleneamines Ltd., was notified by the TCEQ of a probable enforcement action arising out of the inspection of the Freeport, Texas facility on December 16-19, 2002. Seven types of violations relating to Texas Clean Air Act requirements were cited. No penalty demand was made, although penalties are expected.

        Given the nature of the Company's business, violations of environmental laws may result in restrictions imposed on its operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on its business, financial condition, results of operations or cash flows.

19.   Related-party Transactions

        The Company shares numerous services and resources with Huntsman LLC (the 60% owner of Holdings), ICI, and subsidiaries of both companies. In accordance with various agreements Huntsman LLC and ICI provide management, operating, maintenance, steam, electricity, water and other services to the Company. The Company also relies on Huntsman LLC, ICI and their subsidiaries to supply certain raw materials and to purchase products. Rubicon, Inc., and Louisiana Pigment Company are unconsolidated 50 percent owned affiliates of the Company. The amounts which the Company purchased from or sold to related parties are as follows (in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Purchases From	Sales To	Purchases From	Sales To	Purchases From	Sales To
Huntsman LLC and subsidiaries	$226.6	$57.7	$217.5	$73.8	$194.9	$80.3
ICI and subsidiaries	188.6	252.6	235.5	286.2	393.6	370.2
Unconsolidated affiliates	392.7	23.4	537.5	16.0	580.7	14.0

        Included in purchases from Huntsman LLC and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 is $65 million, $54 million, and $64 million, respectively, of allocated management costs which are reported in selling, general and administrative expenses. The amounts which the Company is owed or owes to related parties are as follows (in millions):

	December 31, 2002		December 31, 2001
	Receivables From	Payables To	Receivables From	Payables To
Huntsman LLC and subsidiaries	$16.3	$47.1	$14.7	$44.0
ICI and subsidiaries	39.9	6.3	34.5	2.5
Unconsolidated affiliates	9.0	29.5	16.1	70.2

20.   Lease Commitments

        The Company leases a number of assets which are accounted for as operating leases. The lease obligation reflected in the Company's statement of operations as rental expense, totaled $15.8 million, $18.5 million and $23.7 million for the three years ended December 31, 2002, 2001and 2000, respectively. The minimum future rental payments due under existing agreements are by year (in millions):

Year	Amount
2003	$16.8
2004	12.5
2005	8.7
2006	6.1
2007	5.3
Later years	51.0

        The Company also has lease obligations accounted for as capital leases which are included in other long term debt. The present value of the future net minimum lease payments is $13.7 million at December 31, 2002.

21.   Industry Segment and Geographic Area Information

        The Company derives its revenues, earnings and cash flows from the manufacture and sale of a wide variety of specialty and commodity chemical products. The Company has four reportable operating segments: Polyurethanes, Performance Products, Pigments and Base Chemicals. During 2002 the Company realigned its principal operating segments. The most significant change was the split of the former Specialty Chemicals segment into two segments: Polyurethanes and Performance Products. The former Tioxide segment was renamed Pigments and the former Petrochemicals segment was renamed Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO, TBA and MTBE
Performance Products	Surfactants, ethyleneamines and other performance chemicals
Pigments	Titanium dioxide
Base Chemicals	Ethylene, propylene, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices. For the years ended December 31, 2002, 2001 and 2000, sales to ICI and its affiliates accounted for approximately 6%, 6%, and 8% of consolidated revenues, respectively.

        Financial information for each of the Company's reportable operating segments is as follows (dollars in millions):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Net Sales:
Polyurethanes	$2,066.0	$2,073.7	$2,065.3
Performance Products	574.3	455.3	43.2
Pigments	880.3	872.1	955.8
Base Chemicals	1,097.5	1,268.6	1,485.5
Eliminations	(100.0)	(94.5)	(101.9)

Total	$4,518.1	$4,575.2	$4,447.9

Segment Income (Loss)(1):
Polyurethanes	$230.4	$132.7	$218.3
Performance Products	16.6	16.4	—
Pigments	14.0	95.6	172.8
Base Chemicals	(33.4)	(23.0)	39.8

Total	227.6	221.7	430.9
Unallocated administrative and other items(3)	0.5	(48.6)	(7.2)

Operating income	$228.1	$173.1	$423.7

EBITDA(2):
Polyurethanes	$365.1	$262.7	$350.2
Performance Products	27.2	21.1	—
Pigments	68.3	139.4	214.4
Base Chemicals	13.8	20.4	86.6
Unallocated administrative and other items(3)	5.7	(58.2)	(29.0)

Total	$480.1	$385.4	$622.2

Depreciation and Amortization:
Polyurethanes	$134.7	$130.1	$115.7
Performance Products	10.6	4.6	—
Pigments	54.2	43.8	41.8
Base Chemicals	47.3	43.4	42.9
Unallocated administrative and other items(3)	9.4	5.2	3.2

Total	$256.2	$227.1	$203.6

Capital Expenditures:
Polyurethanes	$58.3	$77.6	$81.5
Performance Products	11.5	5.9	—
Pigments	97.4	161.4	86.3
Base Chemicals	23.3	29.3	32.5
Unallocated administrative and other items(3)	—	16.8	4.2

Total	$190.5	$291.0	$204.5

Total Assets:
Polyurethanes	$3,489.4	$3,217.4	$3,236.8
Performance Products	307.7	316.2	—
Pigments	1,415.3	1,386.6	1,308.4
Base Chemicals	1,052.6	939.3	1,046.6
Unallocated administrative and other items(3)	3,337.0	3,246.1	3,144.7
Eliminations	(4,557.9)	(4,279.1)	(3,958.6)

Total	$5,044.1	$4,826.5	$4,777.9

(1)
Segment income is defined as operating income excluding unallocated corporate overhead.

(2)
EBITDA is defined as earnings from continuing operations before interest, depreciation and amortization and taxes.

(3)
Unallocated administrative and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In millions)
By Geographic Area
Net Sales:
United States	$1,742.4	$1,573.1	$1,537.7
United Kingdom	1,537.9	1,628.5	1,809.7
Netherlands	894.6	929.8	802.4
Other nations	1,457.6	1,344.5	1,116.4
Adjustments and eliminations	(1,114.4)	(900.7)	(818.3)

Total	$4,518.1	$4,575.2	$4,447.9

Long-lived Assets:
United States	$1,172.0	$1,251.4	$1,278.1
United Kingdom	1,153.2	1,022.2	946.0
Netherlands	396.3	338.3	345.4
Other nations	714.3	611.7	534.6
Corporate	3.1	18.6	(18.1)

Total	$3,438.9	$3,242.2	$3,086.0

22.   Selected Quarterly Financial Data (Unaudited—in millions)

	Three Months Ended March 31, 2002	Three Months Ended June 30, 2002	Three Months Ended September 30, 2002	Three Months Ended December 31, 2002	Year Ended December 31, 2002
Revenues	$997.9	$1,175.0	$1,195.2	$1,150.0	$4,518.1
Gross profit	125.5	157.6	174.9	157.4	615.4
Operating income	24.5	81.8	67.9	53.9	228.1
Net income (loss)	(31.4)	7.3	(13.3)	(31.1)	(68.5)
	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Year Ended December 31, 2001
Revenues	$1,151.6	$1,284.1	$1,133.4	$1,006.1	$4,575.2
Gross profit	166.0	170.6	139.6	108.9	585.1
Operating income (loss)	71.6	84.7	49.5	(32.7)	173.1
Net income (loss)	(4.4)	0.5	(28.0)	(107.5)	(139.4)
	Three Months Ended March 31, 2000	Three Months Ended June 30, 2000	Three Months Ended September 30, 2000	Three Months Ended December 31, 2000	Year Ended December 31, 2000
Revenues	$1,054.9	$1,154.7	$1,136.9	$1,101.4	$4,447.9
Gross profit	181.3	205.8	195.4	160.0	742.5
Operating income	98.5	132.9	110.4	81.9	423.7
Net income (loss)	19.7	47.3	23.3	(8.3)	82.0

        During the three months ended December 31, 2002 and 2001, the Company incurred $7.7 million and $44.7 million of restructuring and plant closing costs, respectively (see Note 10).

        During the quarter ended March 31, 2001, the Company adopted SFAS No. 133 and recorded a $1.5 million loss.

23.   Restatements

        In the course of preparing a registration statement in October 2004 for the proposed initial public offering of the common stock of the company's ultimate parent, the company determined to reclassify certain amounts in its consolidated statements of cash flows for the year ended December 31, 2002 and 2001, to accurately reflect the effects of foreign currency exchange gains and losses and investments in unconsolidated affiliates. As a result, the company restated the accompanying consolidated statements of cash flows for the years ended December 31, 2002 and 2001. There was no change to the line "Cash or Cash Equivalents" due to this restatement. A summary of the significant effects of this restatement is provided below (dollars in millions):

	Year Ended December 31, 2002		Year Ended December 31, 2001
	As previously reported	As restated	As previously reported	As restated
Net cash provided by operating activities	$157.5	$178.1	$202.4	$191.1
Effect of exchange rate changes on cash	21.8	1.2	(5.1)	6.2

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger dated as of February 10, 2005 by and among the Company, Huntsman Holdings, LLC and Huntsman Holdings Merger Sub LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
2.2
Agreement and Plan of Merger dated as of February 10, 2005 by and among the Company, Huntsman Holdings Preferred Member, LLC and Huntsman Holdings Preferred Member Merger Sub LLC (incorporated by reference to Exhibit 2.2 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-120749))
3.2
Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 (File No. 333-120749))
4.1
Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/2% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.10)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.10)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.10)
4.5
First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.6
Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.15)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.15)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.15)

4.10
First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.11
Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.20)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.20)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.20)
4.15
Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.16
Exchange and Registration Rights Agreement, dated as of March 21, 2002, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.9 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.17
Exchange and Registration Rights Agreement, dated as of April 11, 2003, among Huntsman International LLC, the Guarantors, as defined therein, and the Purchasers as defined therein, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.18
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.27 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.19	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.27)
4.20
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.21
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.22
Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.23	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.31)
4.24	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.31)
4.25
First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.34 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.26
Second Supplemental Indenture, dated as of August 15, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.35 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.27
Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.28	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.36)
4.29	Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.36)
4.30
Exchange and Registration Rights Agreement, dated as of September 30, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $380,000,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.39 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.31
Exchange and Registration Rights Agreement, dated as of December 12, 2003, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $75,400,000 aggregate principal amount of the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.40 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.32
Indenture, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, as Issuer, each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.33	Form of Unrestricted Fixed Rate Note (included as Exhibit A-3 to Exhibit 4.41)
4.34	Form of Unrestricted Floating Rate Note (included as Exhibit A-4 to Exhibit 4.41)

4.35	Form of Guarantee (included as Exhibit E to Exhibit 4.41)
4.36
Registration Rights Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC and the Guarantors named therein, as Issuers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.37
Indenture, dated as of May 9, 2003, among HMP Equity Holdings Corporation, as Issuer, ICI Alta Inc. (now known as Alta One Inc.), as Guarantor, and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 15% Senior Secured Discount Notes due 2008 (incorporated by reference to Exhibit 4.46 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.38	Form of 15% Senior Secured Discount Note due 2008 (included as Exhibit A-2 to Exhibit 4.46)
4.39	Form of Guarantee (included as Exhibit E to Exhibit 4.46)
4.40
Exchange and Registration Rights Agreement, dated as of May 9, 2003, among HMP Equity Holdings Corporation, ICI Alta Inc. (now known as Alta One Inc.), Credit Suisse First Boston LLC, and CIBC World Markets Corp (incorporated by reference to Exhibit 4.49 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.41
Indenture, dated August 1, 2000, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form F-4 of Vantico Group S.A. (File No. 333-13156))
4.42
First Supplemental Indenture, dated as of April 10, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.43
Second Supplemental Indenture, dated as of June 17, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
4.44
Third Supplemental Indenture, dated as of June 30, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.51 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
4.45
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.46	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.54)
4.47	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.54)
4.48	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.54)

4.49
Exchange and Registration Rights Agreement, dated of June 22, 2004, among Huntsman LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to $300,000,000 11 1/2% Senior Notes due 2012 and $100,000,000 Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.50
Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.51	Form of 7 3/8% Senior Subordinated Note due 2015 (included as Exhibit A-1 to Exhibit 4.59)
4.52	Form of 7 1/2% Senior Subordinated Note due 2015 (included as Exhibit A-2 to Exhibit 4.59)
4.53	Form of Guarantee (included as Exhibit E to Exhibit 4.59)
4.54
Exchange and Registration Rights Agreement, dated as of December 17, 2004, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.55
Registration Rights Agreement dated as of February 10, 2005 by and among the Company and the stockholders signatory (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
4.56	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to our registration statement on Form S-1 (File No. 333-120749))
4.57	Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.69 to our registration statement on Form S-1 (File No. 333-120749))
10.1
Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.2
Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.3
Amended and Restated Subordinated Promissory Note, dated as of July 2, 2001, by Huntsman Corporation (now known as Huntsman LLC) in favor of Horizon Ventures, L.C. (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.4
Credit Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, certain subsidiaries from time to time party thereto and various lending institutions with Deutsche Bank AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))
10.5
Intercreditor and Collateral Agency Agreement, dated as of June 30, 2003, among Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank Minnesota, National Association, as trustee, Huntsman Advanced Materials LLC and the subsidiaries listed therein (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

10.6
Pledge Agreement, dated as of May 9, 2003, by HMP Equity Holdings Corporation, as Issuer and Pledgor, and Huntsman Holdings, LLC, Huntsman Group Inc. and ICI Alta Inc. (now known as Alta One Inc.), as Pledgors, and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))
10.7
Amended and Restated Credit Agreement, dated as of July 13, 2004, among Huntsman International LLC, as the borrower, Huntsman International Holdings LLC, as the guarantor, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc., as co-lead arranger and joint book runner, JP Morgan Securities Inc., as co-documentation agent and joint book runner, UBS Securities LLC, as co-syndication agent, Credit Suisse First Boston, as co-documentation agent, Merrill Lynch, Pierce Fenner & Smith Inc., as co-documentation agent, and various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman International LLC for the three months ended June 30, 2004)
10.8
First Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2004, among Huntsman International LLC, Huntsman International Holdings LLC and the various agents and lending institutions party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
10.9
Revolving Credit Agreement dated as of October 14, 2004, among Huntsman LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., and Huntsman International Trading Corporation, as borrowers, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.10
Term Credit Agreement dated as of October 14, 2004, among Huntsman LLC, the financial institutions party thereto, including Deutsche Bank Trust Company Americas, in their capacities as lenders thereunder, and Deutsche Bank Trust Company Americas, as agent for the lenders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.11
Security Agreement (Revolving) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.12
Security Agreement (Term) dated as of October 14, 2004, among Huntsman LLC, certain subsidiaries of Huntsman LLC, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.13
Second Amended and Restated Intercreditor Agreement dated as of October 14, 2004, among Deutsche Bank Trust Company Americas, as administrative agent, collateral agent, and mortgagee, and HSBC Bank USA, National Association, as trustee, and consented to by Huntsman LLC (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended September 30, 2004)
10.14
Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)

10.15	Gift Agreement by and among Huntsman Group Inc. and the Jon and Karen Huntsman Foundation (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-120749))
10.16
Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
10.17	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.20	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.21	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10.22	Form of Executive Severance Plan (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-120749))
10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.24	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-120749))
10.25	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.