Form 10-Q
period 2005-03-31
Huntsman CORP
filed 2005-05-11
CIK 1307954

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32427

HUNTSMAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1648585 (I.R.S. Employer Identification No.)
500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700 (Address of principal executive offices and telephone number)

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

        On May 9, 2005, 221,200,997 shares of common stock of the Registrant were outstanding.

HUNTSMAN CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share and Per Share Amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$256.4	$243.5
Restricted cash	9.3	8.9
Accounts and notes receivables (net of allowance for doubtful accounts of $24.7 and $25.8, respectively)	1,781.6	1,559.1
Accounts receivable from affiliates	0.2	12.1
Inventories	1,381.1	1,253.9
Prepaid expenses	48.2	45.0
Deferred income taxes	11.9	11.9
Other current assets	102.8	79.1

Total current assets	3,591.5	3,213.5
Property, plant and equipment, net	5,004.9	5,150.9
Investment in unconsolidated affiliates	176.7	170.9
Intangible assets, net	237.4	245.6
Goodwill	2.3	3.3
Deferred income taxes	41.2	34.5
Notes receivable from affiliates	11.9	23.6
Other noncurrent assets	620.1	608.5

Total assets	$9,686.0	$9,450.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,405.7	$994.9
Accounts payable to affiliates	9.8	30.6
Accrued liabilities	639.8	781.7
Deferred income taxes	14.4	10.8
Current portion of long-term debt	27.5	37.5

Total current liabilities	2,097.2	1,855.5
Long-term debt	4,868.8	6,221.1
Long-term debt—affiliates	—	40.9
Deferred income taxes	211.1	217.9
Other noncurrent liabilities	810.9	757.1

Total liabilities	7,988.0	9,092.5

Minority interests in common stock of consolidated subsidiary	44.6	36.8
Warrants issued by consolidated subsidiary	—	128.7
Redeemable preferred members' interest	—	574.8
Commitments and contingencies (Notes 17 and 18)
Stockholders' equity (deficit):
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,200,997 issued and outstanding	2.2	—
Preferred members' interest	—	195.7
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	—
Additional paid-in capital	2,773.3	712.5
Unearned stock-based compensation	(16.4)	—
Accumulated deficit	(1,527.6)	(1,471.2)
Accumulated other comprehensive income	134.4	181.0

Total stockholders' equity (deficit)	1,653.4	(382.0)

Total liabilities and stockholders' equity (deficit)	$9,686.0	$9,450.8

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2005	2004
Revenues:
Trade sales	$3,326.1	$2,632.3
Related party sales	36.8	6.5

Total revenues	3,362.9	2,638.8
Cost of goods sold	2,772.3	2,359.9

Gross profit	590.6	278.9
Operating Expenses:
Selling, general and administrative	161.7	166.4
Research and development	24.3	26.4
Other operating expense (income)	44.7	(7.5)
Restructuring and plant closing costs	10.4	8.7

Total operating expenses	241.1	194.0

Operating income	349.5	84.9
Interest expense	(139.6)	(160.0)
Loss on accounts receivable securitization program	(3.2)	(3.5)
Equity in income of investment in unconsolidated affiliates	2.3	0.7
Other expense (Note 20)	(233.3)	(1.8)

Loss before income tax expense and minority interests	(24.3)	(79.7)
Income tax expense	(32.1)	(4.9)

Loss before minority interest	(56.4)	(84.6)
Minority interest in subsidiaries' income	—	(0.2)

Net loss	(56.4)	(84.8)
Preferred dividends	(43.1)	(21.9)

Net loss available to common stockholders	$(99.5)	$(106.7)

Net loss	$(56.4)	$(84.8)
Other comprehensive loss	(46.6)	(6.9)

Comprehensive loss	$(103.0)	$(91.7)

Basic and diluted loss per share	$(0.45)	$(0.48)

Shares	221.2	221.2

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(In Millions, Except Share Amounts)

	Shares
									Accumulated other comprehensive income (loss)
	Common stock	Mandatory convertible preferred stock	Common stock	Preferred members' interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit		Total
Balance, January 1, 2005	—	—	$—	$195.7	$—	$712.5	$—	$(1,471.2)	$181.0	$(382.0)
Net loss	—	—	—	—	—	—	—	(56.4)	—	(56.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	(46.6)	(46.6)
Issuance of common stock and mandatory convertible preferred stock	203,604,545	5,750,000	2.2	—	287.5	1,199.4	—	—	—	1,489.1
Issuance of restricted stock awards	749,513	—	—	—	—	16.9	(16.9)	—	—	—
Recognition of restricted stock-based compensation	—	—	—	—	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	—	0.5	—	—	—	0.5
Exchange of HMP preferred stock and warrants for common stock	16,846,939	—	—	(195.7)	—	887.1	—	—	—	691.4
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	(43.1)

Balance, March 31, 2005	221,200,997	5,750,000	$2.2	$—	$287.5	$2,773.3	$(16.4)	$(1,527.6)	$134.4	$1,653.4

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three months ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(56.4)	$(84.8)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(2.3)	(0.7)
Depreciation and amortization	125.9	127.7
Reversal of provision for losses on accounts receivable	(1.0)	(1.6)
Loss (gain) on disposal of assets	1.1	(1.6)
Loss on early extinguishment of debt	233.0	1.9
Noncash interest expense	29.4	39.4
Noncash interest on affiliate debt	—	0.3
Deferred income taxes	17.0	6.6
Unrealized losses (gains) on foreign currency transactions	23.6	(19.3)
Other	(10.0)	(1.1)
Changes in operating assets and liabilities:
Accounts and notes receivables	(47.4)	(178.0)
Change in receivables sold, net	64.9	8.8
Inventories	(115.1)	65.2
Prepaid expenses	2.9	4.8
Other current assets	(30.8)	(14.6)
Other noncurrent assets	(6.4)	(9.4)
Accounts payable	106.2	37.4
Accrued liabilities	(96.1)	(61.9)
Other noncurrent liabilities	(39.0)	(2.5)

Net cash provided by (used in) operating activities	199.5	(83.4)

Investing Activities:
Capital expenditures	(59.8)	(55.8)
Proceeds from sale of assets	4.7	1.2
Advances to unconsolidated affiliates	(0.8)	1.3
Investment in unconsolidated subsidiaries	(8.1)	(19.1)
Other	—	0.1
Change in restricted cash	(0.4)	1.8

Net cash used in investing activities	(64.4)	(70.5)

Financing Activities:
Net (repayment) borrowings under revolving loan facilities	(60.9)	159.9
Net borrowings on overdraft and other short-term debt	(1.3)	4.9
Repayment of long-term debt	(1,448.0)	(38.6)
Debt issuance costs	(0.2)	(0.2)
Shares issued to minority shareholders for cash	3.6	—
Other	3.1	—
Net proceeds from issuance of common and preferred stock	1,489.1	—
Call premiums related to early extinguishment of debt	(105.3)	—

Net cash (used in) provided by financing activities	(119.9)	126.0

Effect of exchange rate changes on cash	(2.3)	(1.7)

Increase (decrease) in cash and cash equivalents	12.9	(29.6)
Cash and cash equivalents at beginning of period	243.5	197.8

Cash and cash equivalents at end of period	$256.4	$168.2

Supplemental cash flow information:
Cash paid for interest	$146.8	$150.6
Cash paid for income taxes	5.1	3.3

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

Certain Definitions

        "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to the "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings LLC and its subsidiaries (including their respective predecessors). In this report, "HMP" refers to HMP Equity Holdings Corporation (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries, "HLLC" or "Huntsman LLC" refers to Huntsman LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation (a 100% owned subsidiary of HLLC), "HCCA" refers to Huntsman Chemical Company Australia Pty. Ltd. (a 100% owned indirect subsidiary of HLLC) and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC (a subsidiary, which as of March 31, 2005, is owned 58% by us and 42% by HLLC) and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC (a 100% owned subsidiary of HIH) and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC (our 90.3% owned indirect subsidiary) and, unless the context otherwise requires, its subsidiaries, "Vantico" refers to Vantico Group S.A. (a 100% owned subsidiary of AdMat) and, unless the context otherwise requires, its subsidiaries, "Investments Trust" refers to HMP Equity Trust (59% holder of our common stock), "Huntsman Family Holdings" refers to Huntsman Family Holdings LLC (an owner with MatlinPatterson of Investments Trust), "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B L.P. (collectively, an owner with Huntsman Family Holdings of Investments Trust), and "ICI" refers to Imperial Chemical Industries PLC (a former indirect owner of certain of HIH's membership interests) and its subsidiaries.

Description of Business

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. We operate manufacturing facilities located around the world and employ approximately 11,300 associates.

Company

        We were formed in 2004 to hold, among other things, the equity interests of Huntsman LLC, HIH and AdMat. The formation was between entities under common control. The transfer of the net assets of Huntsman LLC, HIH and AdMat was recorded at historical carrying value. Our condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows as if Huntsman LLC, HIH, AdMat and our Company were combined for all periods presented.

        On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 shares of our common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our 5% mandatory convertible preferred stock sold by us at a price to the public of $50 per share. Each share of preferred stock will be convertible into between approximately 1.77 and approximately 2.17 shares of our common stock, subject to anti-dilution adjustments, depending upon the trading price of our common stock prior to the third anniversary of our initial public offering. This will result in between approximately 10.2 million and approximately 12.5 million additional shares of our common stock outstanding upon conversion. See "Note 22—Net Loss per Share."

        The net proceeds to us from our initial public offering of common and preferred stock were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of our subsidiaries, including HMP, Huntsman LLC and HIH, as follows:

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

  •
  $452.3 million of the outstanding 13.375% senior discount notes due 2009 of HIH (the "HIH Senior Discount Notes"); and

  •
  $159.4 million of the outstanding 11.625% senior secured notes due 2010 of Huntsman LLC (the "HLLC Senior Secured Notes").

  •
  On March 14, 2005, we used $151.7 million of net cash proceeds from the offering to redeem the remaining outstanding HIH Senior Discount Notes, $78.0 million of the outstanding 11.5% senior notes due 2012 of Huntsman LLC (the "HLLC Senior Notes") and to pay $7.8 million to HMP warrant holders for a consent fee pursuant to an amendment in connection with the Reorganization Transaction (as defined below). On March 17, 2005, we used $26.8 million of the net cash proceeds from the offering to redeem an additional $24.0 million of the HLLC Senior Notes.

        In connection with the repayment of indebtedness discussed above, we recorded a loss on early extinguishment of debt in the first quarter of 2005 of $233.0 million.

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

        In connection with our initial public offering and as part of the Reorganization Transaction, we exercised our right under the outstanding warrants to purchase common stock of HMP (the "HMP Warrants") to require that all the HMP Warrants and any shares of HMP equity securities issued upon exercise of the HMP Warrants be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrants, an aggregate of approximately 16.9 million shares of our common stock was issued in exchange for the outstanding HMP Warrants on March 14, 2005.

        Investments Trust holds approximately 59% of our common stock. Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of our common stock held by Investments Trust. However, the shares of our common stock held by Investments Trust will not be voted in favor of certain fundamental corporate actions without the consent of MatlinPatterson, through its representatives David J. Matlin or Christopher R. Pechock, and Jon M. Huntsman and Peter R. Huntsman have agreed to cause all of the shares of our common stock held by Investments Trust to be voted in favor of the election to our board of directors of two nominees designated by MatlinPatterson.

Interim Financial Statements

        Our unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

2.     Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. We adopted this standard on January 1, 2005. The impact of FIN 46R on our financial statements was not significant.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43". SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued in connection with our initial public offering. Accordingly, we recorded share-based compensation expense of $1.0 million during the three months ended March 31, 2005. We did not have share-based awards prior to our initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 31, 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Raw materials and supplies	$398.8	$332.0
Work in progress	82.7	91.5
Finished goods	1,000.9	922.7

Total	1,482.4	1,346.2
LIFO reserves	(101.1)	(91.9)
Lower of cost or market reserves	(0.2)	(0.4)

Net	$1,381.1	$1,253.9

        As of March 31, 2005 and December 31, 2004, approximately 47%, and 56%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO"). At March 31, 2005 and December 31, 2004, the excess of current cost over the stated LIFO value was $90.7 million and $81.0 million, respectively.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by us under open exchange agreements, were approximately $20.1 million payable and $11.3 million payable (73.3 million and 40.6 million pounds) at March 31, 2005 and December 31, 2004, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Land	$138.9	$130.8
Buildings	539.5	565.0
Plant and equipment	6,347.9	6,421.3
Construction in progress	269.0	251.6

Total	7,295.3	7,368.7
Less accumulated depreciation	(2,290.4)	(2,217.8)

Net	$5,004.9	$5,150.9

        Depreciation expense for the three months ended March 31, 2005 and 2004 was $118.8 million and $118.2 million, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $21.5 million and $24.5 million at March 31, 2005 and December 31, 2004, respectively; related amounts included in accumulated depreciation were $7.2 million and $9.0 million at March 31, 2005 and December 31, 2004, respectively.

5.     Investment in Unconsolidated Affiliates

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Equity Method:
Polystyrene Australia Pty Ltd. (50%)	4.7	4.7
Sasol-Huntsman GmbH and Co. KG (50%)	18.9	17.5
Louisiana Pigment Company, L.P. (50%)	123.2	121.6
Rubicon Inc. (50%)(1)	—	5.7
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	25.9	17.9
Others	1.5	1.0

Total equity method investments	174.2	168.4
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4.35%)	2.5	2.5

Total investments	$176.7	$170.9

(1)
Beginning January 1, 2005, we consolidated the results of operations and financial position of Rubicon Inc. in accordance with FIN 46R because we are the primary beneficiary of this variable interest entity.

(2)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving us an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets are as follows (dollars in millions):

	March 31, 2005			December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$409.8	$179.5	$230.3	$411.3	$173.8	$237.5
Licenses and other agreements	18.3	11.2	7.1	18.3	10.8	7.5
Non-compete agreements and other	58.2	58.2	—	57.7	57.1	0.6

Total	$486.3	$248.9	$237.4	$487.3	$241.7	$245.6

        Amortization expense was $7.1 million and $9.5 million for the three months ended March 31, 2005 and 2004, respectively.

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Prepaid pension costs	$189.4	$191.5
Debt issuance costs, net	82.7	103.3
Capitalized turnaround expense, net	101.6	116.6
Spare parts inventory	114.2	103.0
Catalyst assets	14.7	15.2
Deposits	17.5	16.7
Investment in government securities	27.3	—
Other noncurrent assets	72.7	62.2

Total	$620.1	$608.5

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Payroll and related costs	$154.0	$174.0
Interest	71.4	119.3
Volume and rebates accruals	72.1	94.4
Income taxes	50.0	49.3
Taxes (property and VAT)	44.7	96.7
Restructuring and plant closing costs	93.5	122.2
Environmental accruals	7.5	7.7
Pension liabilities	25.9	23.1
Other miscellaneous accruals	120.7	95.0

Total	$639.8	$781.7

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Pension liabilities	$511.4	$454.9
Other postretirement benefits	82.6	88.4
Environmental accruals	26.9	27.4
Notes payable — affiliates	—	29.9
Restructuring and plant closing costs	35.3	30.9
Fair value of interest derivatives	1.3	8.3
Other noncurrent liabilities	153.4	117.3

Total	$810.9	$757.1

10.   Restructuring and Plant Closing Costs

        As of March 31, 2005, accrued restructuring and plant closing costs by type of cost and initiative consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(1)
Accrued liabilities as of January 1, 2005	$122.0	$8.4	$5.1	$17.6	$153.1
2005 charges for 2003 initiatives	4.2	—	—	—	4.2
2005 charges for 2004 initiatives	2.7	0.2	0.6	2.7	6.2
2005 payments for 2003 initiatives	(8.5)	—	—	(0.5)	(9.0)
2005 payments for 2004 initiatives	(18.9)	—	—	(2.9)	(21.8)
Foreign currency effect on reserve balance	(3.7)	—	—	(0.2)	(3.9)

Accrued liabilities as of March 31, 2005	$97.8	$8.6	$5.7	$16.7	$128.8

(1)
Accrued liabilities by initiatives are as follows:

	March 31, 2005	December 31, 2004
2001 initiatives	$2.8	$2.8
2003 initiatives	40.0	44.8
2004 initiatives	83.6	99.2
Foreign currency effect on reserve balance	2.4	6.3

Total	$128.8	$153.1

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liabilities as of January 1, 2005	$19.0	$33.0	$58.2	$22.0	$5.8	$15.1	$153.1
2005 charges for 2003 initiatives	1.4	—	—	2.8	—	—	4.2
2005 charges for 2004 initiatives	0.5	—	1.0	0.1	1.9	2.7	6.2
2005 payments for 2003 initiatives	(1.6)	(3.5)	(0.2)	(3.7)	—	—	(9.0)
2005 payments for 2004 initiatives	(2.1)	(2.5)	(4.1)	(5.9)	(2.6)	(4.6)	(21.8)
2005 Foreign Currency effect on reserve balance	(0.5)	(0.8)	(1.5)	(1.0)	—	(0.1)	(3.9)

Accrued liabilities as of March 31, 2005	$16.7	$26.2	$53.4	$14.3	$5.1	$13.1	$128.8

Current portion of restructuring reserve	$7.3	$17.2	$38.9	$14.3	$2.7	$13.1	$93.5
Noncurrent portion of restructuring reserve	9.4	9.0	14.5	—	2.4	—	35.3
Estimated additional future cash charges for current restructuring projects:
Estimated additional charges within one year	$4.0	$—	$5.6	$11.6	$—	$1.3	$22.5
Estimated additional charges beyond one year	—	—	—	9.6	—	—	9.6

        As of March 31, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $128.8 million and $153.1 million, respectively. During the three months ended March 31, 2005, we recorded additional charges of $10.4 million, payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first quarter of 2005, we made cash payments against these reserves of $30.8 million. During the first quarter of 2004, we recorded charges for restructuring and plant closing costs of $8.7 million.

        As of December 31, 2004, our Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring activities at our Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2002). During the three months ended March 31, 2005, our Polyurethanes segment recorded restructuring charges of $1.9 million related to these activities, all of which was payable in cash, and made cash payments of $3.7 million. These restructuring activities are expected to result in additional restructuring charges of approximately $4.0 million through 2005 and result in additional workforce reductions of approximately 65 positions. We have reduced 13 positions during the three months ended March 31, 2005. During the three months ended March 31, 2004, our Polyurethanes segment recorded restructuring charges of $4.8 million.

        As of December 31, 2004, our Advanced Materials segment restructuring reserves consisted of $33.0 million related to the restructuring program implemented in association with the acquisition of our Advanced Materials business (the "AdMat Transaction"), the realignment and simplification of our Advanced Materials segment's commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During the three months ended March 31, 2005, our Advanced Materials segment made cash payments of $6.0 million.

        As of December 31, 2004, our Performance Products segment reserve consisted of $58.2 million relating to various restructuring programs in Europe and North America, including the closure of substantially all of our Whitehaven, U.K. surfactants facility and the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the three months ended March 31, 2005, our Performance Products segment recorded further restructuring charges of $1.0 million related to these activities, all of which is payable in cash, and expects to make additional charges of approximately $5.6 million in 2005. During the three months ended March 31, 2005, our Performance Products segment made cash payments of $4.3 million.

        As of December 31, 2004, our Pigments segment reserve consisted of $22.0 million related to global workforce reductions announced in 2003 and the reduction of our TiO2 production capacity announced in 2004. During the three months ended March 31, 2005, our Pigments segment recorded restructuring charges of $2.9 million related to these restructuring activities, all of which was payable in cash, and made cash payments of $9.6 million. These restructuring activities are expected to result in additional restructuring charges of approximately $21.2 million through 2006 and result in workforce reductions of approximately 300 positions, of which 100 positions have been reduced during the three months ended March 31, 2005. During the three months ended March 31, 2004, our Pigments segment recorded restructuring charges of $3.9 million.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of an Australian manufacturing unit and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the three months ended March 31, 2005, our Polymers segment recorded restructuring charges of $1.9 million related to these activities, all of which are payable in cash, and made cash payments of $2.6 million. These restructuring activities are not expected to result in any additional material restructuring charges.

        As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related primarily to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. During the three months ended March 31, 2005, our Base Chemicals segment recorded restructuring charges of $2.7 million, all of which is payable in cash, and made cash payments of $4.6 million. These restructuring activities are expected to result in additional restructuring charges of approximately $1.3 million through 2005 and result in workforce reductions of approximately 100 positions.

11.   Securitization of Accounts Receivable

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of its trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        At March 31, 2005 and December 31, 2004, the Receivables Trust had approximately $202.3 million and $208.4 million, respectively, in U.S. dollar equivalents in medium-term notes outstanding and approximately $70.9 million in U.S. dollar equivalents and nil, respectively, in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006. HI's commercial paper facility has a maturity date of March 31, 2007 and provides for the issuance of both euro- and U.S.-denominated commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a fee of 1% of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $278.3 million and $337.8 million as of March 31, 2005 and December 31, 2004, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $1,413.3 million and $1,095.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $1,386.3 million and $1,086.8 million, respectively. Servicing fees received during the three months ended March 31, 2005 and 2004 were approximately $1.5 million and $1.2 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are nil and a loss of $1.4 million for the three months ended March 31, 2005 and 2004, respectively. As of each of March 31, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

        The key economic assumptions used in valuing the residual interest are presented below:

March 31, 2005
Weighted average life (in months)	Approx. 1.5
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	Approx. 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of March 31, 2005 and December 31, 2004 were $15.2 million and $12.1 million, respectively.

12.   Long-Term Debt

        Long-term debt outstanding as of March 31, 2005 and December 31, 2004 is as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Huntsman LLC Debt:
Senior secured credit facilities:
Revolving facility	$61.3	$125.0
Term Loan B	715.0	715.0
Other debt:
Huntsman LLC senior secured notes	293.3	451.1
Huntsman LLC senior unsecured fixed rate notes	198.0	300.0
Huntsman LLC senior unsecured floating rate notes	100.0	100.0
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	101.6	101.2
Huntsman Australia Holdings Pty Ltd (HCA) credit facilities	43.9	43.2
HCCA credit facilities	17.1	16.0
Subordinated note and accrued interest — affiliate	—	40.9
Term note payable to a bank	8.8	9.0
Other	7.3	17.5

Total Huntsman LLC Debt	1,605.6	1,978.2
HI:
Senior secured credit facilities:
Revolving Facility	—	—
Term B loan	1,235.9	1,314.1
Other debt:
Senior unsecured notes	455.7	456.0
Senior subordinated notes	1,203.2	1,242.0
Other	44.4	42.6

Total HI debt	2,939.2	3,054.7
HIH:
Senior discount notes	—	494.7
Senior subordinated discount notes — affiliate	—	413.7

Total HIH debt	—	908.4

Total HIH consolidated debt	2,939.2	3,963.1
AdMat:
Revolving Facility	—	—
Senior secured notes	348.7	348.6
Other	0.5	1.8

Total AdMat debt	349.2	350.4
Huntsman Corporation:
Other	2.3	—

Total Huntsman Corporation debt	2.3	—
HMP:
HMP Senior Secured Notes	—	411.9

Total HMP debt	—	411.9
Fair valued adjustment of HIH debt	—	9.6
Elimination of HIH Senior subordinated discount notes owned by HMP	—	(413.7)

Total debt	$4,896.3	$6,299.5

Current portion	$27.5	$37.5
Long-term portion—excluding affiliate	4,868.8	6,221.1

Total debt—excluding affiliate	4,896.3	6,258.6
Long-term debt—affiliate	—	40.9

Total debt	$4,896.3	$6,299.5

HMP Equity Holdings Corporation Debt and Warrants

        On May 9, 2003, HMP issued units consisting of the HMP Senior Discount Notes with an accreted value of $423.5 million and 875,000 warrants (the "HMP Warrants") to purchase approximately 12% of HMP's common stock. Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million was recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. On February 28, 2005, we used proceeds from our initial public offering of common and preferred stock to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million plus a redemption premium of $41.3 million.

        HMP issued the HMP Warrants in connection with the HMP Senior Discount Notes, each of which entitled the holder to purchase 0.28094 shares of HMP's common stock for an exercise price of $0.10 per share. In connection with our initial public offering, we gave notice to all holders of the outstanding HMP Warrants to exercise our rights under the terms of the HMP Warrants to require all such warrants to be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrant exchange effective on March 14, 2005, 19.57 shares of our common stock were issued in exchange for each HMP Warrant resulting in the issuance of an aggregate of approximately 16.9 million shares of our common stock in exchange for the outstanding HMP Warrants. The common stock issued in exchange for the HMP Warrants is restricted and is subject to the terms of a lock-up agreement and other applicable legal limitations on the sale of unregistered securities.

Subsidiary Debt

        Our three principal operating subsidiaries are separately financed, their debt is non-recourse to us and we have no contractual obligation to fund their respective operations. Moreover, the debt of each of Huntsman LLC, HIH and AdMat is financed separately and is non-recourse to the other subsidiaries. Neither Huntsman LLC, HIH or AdMat has any contractual obligation to fund the others' operations. The following is a discussion of the debt and liquidity of our three primary subsidiaries.

Huntsman LLC Debt

Senior Secured Credit Facilities (HLLC Credit Facilities)

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

        The HLLC Revolving Facility is secured by a first priority lien on substantially all of Huntsman LLC's current and intangible assets and those of its domestic restricted subsidiaries; and is secured by a second priority lien on substantially all of Huntsman LLC's property, plant and equipment and those of its restricted domestic subsidiaries and its indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of Huntsman LLC's property, plant and equipment and that of its restricted domestic subsidiaries and its indirect equity interest in HIH; and by a second priority lien on substantially all of its current and intangible assets and those of its restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by Huntsman Specialty Chemicals Holdings Corporation and Huntsman Specialty and by Huntsman LLC's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI is a restricted subsidiary of Huntsman LLC and they are not HLLC Guarantors.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at Huntsman LLC's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25%, or (ii) a prime-based rate plus an applicable margin of 1.25%. The HLLC Revolving Facility allows Huntsman LLC to borrow up to $50 million secured by letters of credit; however, the $350 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

        As of March 31, 2005 and 2004, the weighted average interest rates on the HLLC Credit Facilities were 5.9% and 5.8%, respectively, excluding the impact of interest rate hedges. As of March 31, 2005, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of our initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by Huntsman LLC, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.5% to LIBOR plus 3.0%.

        The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Credit Facilities as of March 31, 2005.

Senior Secured Notes (2003 Secured Notes)

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, Huntsman LLC sold an additional $75.4 million aggregate principal amount of senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semiannually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all our obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering. As a result of our initial public offering of common and preferred stock, Huntsman LLC redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Secured Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Secured Notes as of March 31, 2005.

Senior Unsecured Notes (HLLC Senior Notes)

        On June 22, 2004, Huntsman LLC sold $300 million of its senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and

$100 million of its senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of March 31, 2005 was 9.91%, before additional interest as discussed below. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The HLLC Senior Notes are unsecured obligations and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of our initial public offering of common and preferred stock, we redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Notes as of March 31, 2005.

        Under the terms of a registration rights agreement among Huntsman LLC, the HLLC Guarantors and the initial purchasers of the HLLC Senior Notes, Huntsman LLC was required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because Huntsman LLC did not file the registration statement by the Filing Date, it is required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which Huntsman LLC was paying as of March 31, 2005. Huntsman LLC has filed the registration statement with the SEC and the registration statement was declared effective on May 5, 2005, and additional interest was discontinued as of the preceding day.

Senior Subordinated Fixed And Floating Rate Notes (HLLC Notes)

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of March 31, 2005 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all of its existing and future secured or unsecured senior indebtedness and effectively junior to any of its secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at Huntsman LLC's option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 6.04% and 5.19% as of March 31, 2005 and 2004, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of March 31, 2005 and December 31, 2004, the unamortized discount on the note was $5.0 million and $5.4 million, respectively.

        HCA, Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of March 31, 2005, borrowings under the HCA Facilities totaled A$57.5 million ($44.3 million), which include A$41.8 million ($32.2 million) on the term loan facility and A$15.2 million ($11.7 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        HCCA and certain Australian affiliates hold our Australian styrenics assets. On August 31, 2004, HCCA refinanced its previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of March 31, 2005, borrowings under the HCCA Facility totaled A$22.2 million ($17.1 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to Huntsman LLC. As of March 31, 2005, the interest rate on the HCA Facilities and the HCCA Facility was 8.7%. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility, respectively, as of March 31, 2005.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable (the "Affiliate Note") with an affiliated entity in the amount of $25.0 million. Interest on the Affiliate Note was not paid in cash, but accrued at a designated effective rate of 15% per annum, compounded annually. As of December 31, 2004 and February 16, 2005, accrued interest added to the principal balance was $15.9 million and $16.6 million, respectively. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of our initial public offering.

        As of March 31, 2005, Huntsman LLC had $3.4 million outstanding on short term notes payable for financing a portion of its insurance premiums. Such notes have monthly scheduled amortization payments through the second quarter of 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

HI Debt

Senior Secured Credit Facilities (HI Credit Facilities)

HI Credit Facilities

        As of March 31, 2005, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,177.5 million term portion and a €45.1 million (approximately $58.5 million) term portion (the "HI Term Facility"). The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI

Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. Scheduled amortization of the HI Term Facility is approximately $12.5 million per annum commencing June 30, 2006, with the remaining unpaid balance due at maturity. The HI Credit Facility allows HI to borrow up to $100 million secured by letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of March 31, 2005, there were no loans outstanding on the HI Revolving Facility, and there were $7.2 million in letters of credit outstanding.

        In compliance with applicable provisions in the agreements governing the HI Credit Facilities, on December 31, 2004, HI prepaid $59.0 million dollar equivalents on the HI Term Facility as a result of excess cash flow. On March 24, 2005, HI made a $75.0 million dollar equivalent voluntary repayment on the HI Term Facility. Such prepayments have been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility shall be reduced pro rata.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, depending on the loan facility and whether specified conditions have been satisfied, in the case of eurocurrency-based term loans, from 2.25% to 2.50% per annum for term loan B dollar loans and from 3.00% to 3.25% per annum for term loan B euro loans, and, in the case of base rate term loans, from 1.00% to 1.25% per annum for term B dollar loans. The applicable spread for eurocurrency-based revolving loans ranges from 2.25% to 3.25% and for base rate revolving loans from 1.00% to 2.00%. As of March 31, 2005 and December 31, 2004, the average interest rates on the HI Credit Facilities were 5.38% and 5.0%, respectively, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all of HI's assets and all the assets of its domestic subsidiaries and certain of its foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of HI's foreign subsidiaries (the "HI Guarantors").

        The agreements governing the HI Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that HI is in compliance with the covenants of the HI Credit Facilities as of March 31, 2005.

HI Senior Notes and HI Subordinated Notes

        In March 2002, HI sold $300 million aggregate principal amount of the HI Senior Notes due 2009. On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semiannually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of its 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions discussed below, HI had outstanding $600 million and €450 million of the HI Senior Subordinated Notes due 2009. The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. HI redeemed $231 million and €77 million of HI Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of HI Senior Subordinated Notes due 2009 on January 3, 2005. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI had outstanding $369 million and €373 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. As of March 31, 2005, HI had outstanding $366.1 million and €372.0 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507.0 million of HI Senior Subordinated Notes plus $4.9 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million HI Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively. The HI Senior Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI was in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes as of March 31, 2005.

        On December 10, 2004, HI entered into a cross-currency swap. The cross-currency swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1. See "Note 13—Derivative Instruments and Hedging Activities."

Other Debt

        HI maintains a $25 million multicurrency overdraft facility used for working capital needs for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of March 31, 2005. As of December 31, 2004, there were no borrowings outstanding under the HI European Overdraft Facility.

        Included within other debt is debt associated with one of our Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of Huntsman Polyurethanes Shanghai Ltd. ("Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of March 31, 2005, there were $10.0 million outstanding in U.S. dollar borrowings and 40.0 million in RMB borrowings ($4.8 million)

under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2005, the interest rate for U.S. dollar borrowings was approximately 3.3% and was 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semiannual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including us, as the successor to Huntsman Holdings. We have unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

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

        Interest on the HIH Senior Discount Notes accrued at 13.375% per annum and was paid in kind. The HIH Senior Discount Notes were redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007. As a result of our initial public offering, HIH redeemed approximately $452.3 million of accreted value as of February 28, 2005 and paid call premiums of approximately $30.2 million. On March 14, 2005, HIH redeemed the remaining HIH Senior Discount Notes in full at an accreted value of approximately $53.4 million and paid call premiums of approximately $3.6 million. In order to make this redemption, HIH received contributions from us resulting from proceeds of our initial public offering in the amount of $504.4 million and received $35.0 million in dividends from HI.

        The HIH Senior Subordinated Discount Notes accrued interest at a reset rate of 13.125% that was reset as of September 30, 2004 in accordance with the terms of the indenture. The HIH Senior Subordinated Discount Notes were held by HMP. On February 28, 2005, HMP contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

AdMat Debt

Revolving Credit Facility (AdMat Revolving Credit Facility)

        On June 30, 2003, AdMat entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of AdMat's assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain of AdMat's subsidiaries, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of its U.S. subsidiaries and certain of its non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the AdMat Senior Secured Notes (as defined below) are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of March 31, 2005, AdMat had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $10.1 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows AdMat to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The agreement governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt and the purchase and sale of assets; limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that AdMat is in compliance with the covenants of the AdMat Revolving Credit Facility as of March 31, 2005.

AdMat Senior Secured Notes

        In connection with the AdMat Transaction, on June 30, 2003, AdMat issued $250 million of fixed rate notes due 2010 ("AdMat Fixed Rate Notes") and $100 million of floating rate notes due 2008 ("AdMat Floating Rate Notes," and, collectively with the AdMat Fixed Rates Notes, the "AdMat Senior Secured Notes"). The $250 million AdMat Fixed Rate Notes bear a fixed rate of interest of 11%, and the AdMat Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of March 31, 2005, the interest rate on the AdMat Floating Rate Notes was 10.89%, excluding additional interest discussed below. Interest on the AdMat Floating Rate Notes resets semiannually. The $100 million AdMat Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the AdMat Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the AdMat Floating Rate Notes was 11.14% as of March 31, 2005, excluding the impact of additional interest discussed below.

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

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at AdMat's option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at AdMat's option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the AdMat Senior Secured Notes until their maturity date.

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat was in compliance with the covenants of the indenture as of March 31, 2005.

        Under the terms of a registration rights agreement among AdMat, the AdMat Guarantors and the initial purchasers of the AdMat Senior Secured Notes, AdMat was required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor period audited financial statements for certain of AdMat's subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat was required to pay additional interest on the AdMat Senior Secured Notes. AdMat is currently paying additional interest at a rate of 0.75% per year and this rate will increase to 1.00% per year on May 21, 2005 until the exchange offer is completed. We expect that the exchange offer will be completed in June 2005.

Maturities

        The scheduled maturities of our debt, after giving effect to the repayment of debt from the proceeds of the initial public offering of our common and preferred stock, are as follows (dollars in millions):

Year ended December 31:
2005	$26.2
2006	34.0
2007	136.0
2008	222.4
2009	1,392.6
Later Years	3,085.1

$4,896.3

13.   Derivative Instruments and Hedging Activities

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage interest rate exposure, but we do not currently hedge for movements in commodities or foreign exchange rates. We manage interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain credit agreements.

Interest Rate Hedging

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of March 31, 2005, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	March 31, 2005	December 31, 2004
Pay fixed swaps
Notional value	$183.9	$184.3
Fair value	(1.3)	(3.2)
Weighted average pay rate	4.44%	4.44%
Maturing	2005-2007	2005-2007

        We purchase both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

        Interest rate contracts with a fair value loss of $1.3 million and $3.2 million were recorded as a component of other noncurrent liabilities as of March 31, 2005 and December 31, 2004, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges are $1.1 million and $0.2 million, respectively, as of March 31, 2005, and $2.0 million and $1.2 million, respectively, as of December 31, 2004. The changes in the fair value of cash flow hedges resulted in no effect to interest expense, a $0.6 million increase in interest expense, and a $1.0 million increase and a $0.9 million decrease in other comprehensive income for the three months ended March 31, 2005 and 2004 respectively. The changes in the fair value of interest rate contracts not designated as hedges resulted in a $1.0 million decrease in expense and a $0.8 million increase in interest expense for the three months ended March 31, 2005 and 2004, respectively.

        We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

        As of March 31, 2005, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.2 million in inventories and $0.2 million in accrued liabilities. As of December 31, 2004, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $1.5 million in other current assets and as a $1.8 million decrease in inventory.

        Commodity price contracts not designated as hedges are reflected in the balance sheet as $0.5 million in accrued liabilities as of March 31, 2005, and as $5.6 million in other current assets and $1.8 in accrued liabilities as of December 31, 2004.

        During the three months ended March 31, 2005 and the three months ended March 31, 2004, we recorded an increase of $2.7 million and of $2.6 million respectively, in cost of goods sold related to losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges.

Foreign Currency Rate Hedging

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts were not significant.

Net Investment Hedging

        As of March 31, 2005, we have designated €277.1 million of our euro-denominated debt as a hedge of our net investments in foreign operations. Currency effects of net investment hedges produced a loss of $26.9 million and a gain of $15.2 million in other comprehensive income (loss) (foreign currency translation adjustments) for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, there was a cumulative net loss of approximately $144.6 million and $171.5 million, respectively. During the first quarter of 2005, we dedesignated €275 million of euro-denominated debt as a net investment hedge that had the effect of reducing our foreign currency losses by $7.4 million during the first quarter of 2005. Additionally, effective April 1, 2005, we dedesignated an additional €97 million of euro-denominated debt as a net investment hedge. Effective April 1, 2005, we had €180.1 million of euro-denominated debt as a hedge of our net investment in foreign operations.

        On December 10, 2004, we entered into a cross-currency swap. The cross-currency swap requires us to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1. We have designated this cross-currency swap as a hedge of our net investment in euro-denominated operations.

14.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months ended March 31, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans Three Months Ended March 31,		Other Postretirement Benefit Plans Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$19.6	$15.6	$0.8	$0.8
Interest cost	30.9	27.6	1.9	1.9
Expected return on assets	(33.4)	(27.8)	—	—
Amortization of transition obligation	0.3	0.3	—	—
Amortization of prior service cost	(1.5)	0.3	(0.5)	(0.4)
Amortization of actuarial loss	7.5	5.9	0.9	0.9

Net periodic benefit cost	$23.4	$21.9	$3.1	$3.2

15.   Dividends on Mandatory Convertible Preferred Stock

        In connection with our initial public offering of the 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net income available to common stockholders during the first quarter of 2005. We will pay dividends in cash on February 16, May 16, August 16 and November 16 of each year prior to February 16, 2008.

16.   Other Comprehensive Income (Loss)

        Other comprehensive income (loss) consisted of the following (dollars in millions):

	Accumulated other comprehensive income		Other comprehensive loss
			Three Months Ended
	March 31, 2005	December 31, 2004	March 31, 2005		March 31, 2004
Foreign currency translation adjustments, net of tax of $18.3 million as of both March 31, 2005 and December 31, 2004	$246.2	$333.6	$(87.8)		$(13.4)
Unrealized loss on nonqualified plan investments	0.8	0.9	(0.1)		—
Unrealized loss on derivative instruments	(1.7)	(5.2)	3.5		3.5
Minimum pension liability, net of tax of $20.9 million and $14.2 million as of March 31, 2005 and December 31, 2004, respectively	(154.3)	(152.1)	(2.2	)(1)	2.7
Minimum pension liability of unconsolidated affiliate	—	(6.6)	6.6		—
Unrealized loss on securities	0.5	1.2	(0.7)		(0.1)
Other comprehensive income (loss) of minority interest	50.6	(74.4)	125.4		0.4
Other comprehensive income (loss) of unconsolidated affiliates	(7.7)	83.6	(91.3)		—

Total	$134.4	$181.0	$(46.6)		$(6.9)

(1)
Beginning January 1, 2005, we consolidated the results of operations and financial position of Rubicon Inc. in accordance with FIN 46R, as we are the primary beneficiary of this variable interest entity. Accordingly, we recorded a cumulative effect of accounting change of $8.7 million in other comprehensive income.

        Items of other comprehensive income of our Company and our consolidated affiliates have been recorded net of deferred tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings treated as permanently reinvested. The tax effect in other comprehensive income is determined based upon the jurisdiction in which the income or loss is recognized and is net of valuation allowances.

17.   Commitments and Contingencies

Purchase Commitments

        We have various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. These contracts approximate $157 million in 2005, decreasing to approximately $26 million after 2008. Historically, we have not made any minimum payments under our take or pay contracts.

Legal Matters

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $15.8 million in costs and settlement amounts for Discoloration Claims as of March 31, 2005.

        The following table presents information about the number of Discoloration Claims for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	1
Claims unresolved at end of period	2

        In March 2005, one of the Discoloration Claims that was unresolved as of December 31, 2004 was amended to assert additional damages of approximately $56 million. During the three months ended March 31, 2005, we settled a claim for approximately $0.9 million all of which is indemnified and for which we are currently seeking reimbursement. The two Discoloration Claims unresolved as of March 31, 2005 asserted aggregate damages of approximately $58.7 million. A liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of March 31, 2005 for costs associated with unasserted possible Discoloration Claims, if any.

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

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004 and provide us with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of our Advanced Materials facilities. We received additional consideration in the form of modifications to certain agreements between our Advanced Materials business and Ciba. In August 2004, we received payment of the $11.1 million settlement. As of March 31, 2005, we have incurred approximately $2.6 million in costs in connection with the arbitration proceedings against Ciba.

        We are a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, we do not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	749
Claims unresolved at end of period	135

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

        The following table presents for the period indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

Three months ended March 31, 2005
Tendered during the period	19
Resolved during the period	9
Unresolved at end of the period	408

We have never made any payments with respect to these cases. As of March 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Three months ended March 31, 2005
Filed during period	4
Resolved during period	1
Unresolved at end of period	32

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the three months ended March 31, 2005.

        As of March 31, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Note 18—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

Guarantee

        In connection with the formation of the Consolidated Chinese Splitting JV and the procurement of financing for the Consolidated Chinese Splitting JV, we have guaranteed the construction loans of the Consolidated Chinese Splitting JV during the construction period. See "Note 12—Long-term Debt—Subsidiary Debt—HI Debt—Other Debt." If the Consolidated Chinese Splitting JV were to default on its payments during the construction period, we would be required to make payments to the banks and ownership of the constructed assets would revert to us. The maximum potential amount of future payments that we could be required to make under this guarantee is approximately $80 million. We have calculated the fair value of the guarantee in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other," and we have determined the fair value to be insignificant. The MDI production facility is expected to be operational in 2006 and the construction period guarantee is expected to terminate within one year thereafter.

18.   Environmental, Health and Safety Matters

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $5.4 million and $12.8 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of March 31, 2005, we have paid $1.9 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at three of our plants, alleged nuisance odors, and alleged upset air emissions. TCEQ had proposed a penalty of $9,300 for the alleged nuisance odor violations but withdrew the allegations and the proposed penalty in a February 28, 2005 letter to us, thus resolving this issue. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

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

        By letter dated March 17, 2005, TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $77,137. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See "Note 17—Commitments and Contingencies—Legal Matters" for a discussion of environmental lawsuits brought by private party plaintiffs.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these Advanced Materials sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of March 31, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third-party claims to result in material liability to us.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which we did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3.0 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $34 million and $35 million for environmental liabilities as of March 31, 2005 and December 31, 2004, respectively. Of these amounts, approximately $7 and $8 million are classified as accrued liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively, and approximately $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004. These accruals each include approximately $14 million for environmental remediation liabilities. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of years. To date, no such legislation has become law. If it were to become law, it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. The EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

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

19.   Other Operating Expense (Income)

        Other operating expense (income) consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Foreign exchange losses (gains)	$37.8	$(9.6)
Legal and contract settlements, net	—	1.8
Other, net	6.9	0.3

Total other operating expense (income)	$44.7	$(7.5)

20.   Other Expense

        Other expense consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Loss on early extinguishment of debt	$(233.0)	$(1.9)
Other, net	(0.3)	0.1

Total other expense	$(233.3)	$(1.8)

21.   Income Taxes

        Income tax expense was $32.1 million for the three months ended March 31, 2005 and $4.9 million for the three months ended March 31, 2004. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense was primarily a result of losses in jurisdictions where no tax benefit was provided and income in other jurisdictions where tax expense was recorded.

        Our effective income tax rate was (132)% for the first quarter of 2005 as compared to (6)% for the same period in 2004. Excluding the impact of the charge for loss on early extinguishment of debt of $233.0 million, which did not provide a benefit for tax purposes because of valuation allowances on deferred tax assets, our effective income tax rate would have been 15.4% for the three months ended March 31, 2005. This effective tax rate of 15.4% would have been lower than the U.S. statutory rate of 35% primarily because we earned income in various jurisdicitons and in certain tax jurisdictions where no tax expense was incurred due to the release of valuation allowances.

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire U.S. and a material portion of the non-U.S. deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction-by-jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.

22.   Net Loss per Share

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects potential dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised.

        In connection with our initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for the HMP warrants. In addition, we issued 749,513 shares of restricted stock in connection with the initial public offering. Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. All share and per share data reflected in these financial statements have been retroactively restated to give effect to the shares issued in connection with the initial public offering and the shares issued in connection with the exchange of the HMP warrants on March 14, 2005, as if such shares had been issued at the beginning of the period.

        Basic and diluted loss per share is calculated as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss	$(56.4)	$(84.8)
Preferred stock dividends	(43.1)	(21.9)

Net loss available to stockholders	$(99.5)	$(106.7)

Basic and diluted shares	221.2	221.2

Basic and diluted loss per common share	$(0.45)	$(0.48)

        Because we reported a loss for each period presented, diluted loss per share excludes potential dilutive shares associated with stock options and mandatory convertible preferred stock since their effect is antidilutive.

23.   Operating Segment Information

        We report our operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TDI, TPU, polyols, aniline, PO and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses
Pigments	Titanium dioxide
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices.

	Three months ended March 31,
	2005	2004
Net Sales:
Polyurethanes	$906.9	$639.6
Advanced Materials	311.5	284.7
Performance Products	520.7	454.9
Pigments	263.2	254.9
Polymers	413.6	314.5
Base Chemicals	1,187.0	859.2
Eliminations	(240.0)	(169.0)

Total	$3,362.9	$2,638.8

Segment EBITDA (1):
Polyurethanes	$185.7	$72.7
Advanced Materials	33.0	33.5
Performance Products	66.9	35.4
Pigments	39.3	7.7
Polymers	44.9	18.9
Base Chemicals	161.6	53.3
Corporate and other (2)	(290.2)	(13.7)

Total	$241.2	$207.8

Segment EBITDA (1)	$241.2	$207.8
Interest expense	(139.6)	(160.0)
Income tax expense	(32.1)	(4.9)
Depreciation and amortization	(125.9)	(127.7)

Net loss	$(56.4)	$(84.8)

(1)
Segment EBITDA is defined as net income (loss) from continuing operations before interest, income tax and depreciation and amortization.

(2)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on early extinguishment of debt, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in "—Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

Certain Defined Terms

        For convenience in this report, "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries. Any references to the "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "HI" refers to Huntsman International LLC, and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation, "Huntsman LLC" or "HLLC" refers to Huntsman LLC, and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "HMP" refers to HMP Equity Holdings Corporation, "Huntsman Holdings" refers to Huntsman Holdings, LLC, "Huntsman Family Holdings" refers to Huntsman Family Holdings LLC, "Investments Trust" refers to HMP Equity Trust and "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P. and its affiliates.

Overview

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. We operate manufacturing facilities located around the world. Our businesses benefit from significant vertical integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the three months ended March 31, 2005 and 2004 of $3,362.9 million and $2,638.8 million, respectively.

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

        Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of our products for other materials across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in even stronger demand and higher industry capacity utilization rates for many of our key products, including MDI. For the three months ended March 31, 2005, the profitability of our Polyurethanes and Advanced Materials segments improved due to increased demand in several of our key industrial end markets. This has allowed us to increase selling prices, which has more than offset increases in the cost of our primary raw materials, including benzene, propylene and chlorine.

        The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" below for more information on the legal and regulatory developments that may curtail or eliminate the use of MTBE in gasoline in the U.S.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable, but excess surfactant manufacturing capacity in Europe has limited our ability to increase prices in response to higher raw material costs. In ethylene glycol and maleic anhydride, higher industry capacity utilization rates due to stronger demand have resulted in higher profitability in the first quarter of 2005 compared with the same period in 2004.

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

        The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. In recent years, the industry has operated in a down cycle that resulted from significant new capacity additions, weak demand reflecting soft global economic conditions and high crude oil and natural gas-based raw material costs. Despite continued high feedstock costs, the profitability of our Polymers and Base Chemicals segments has improved in the three months ended March 31, 2005 as average selling prices and profit margins have increased in most of our product lines.

Recent Developments

Initial Public Offering

        On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 shares of our common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our 5% mandatory convertible preferred stock sold by us at a price to the public of $50 per share. The net proceeds to us from the offering were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of our subsidiaries, including HMP, Huntsman LLC and HIH.

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

        In connection with our initial public offering and as part of the Reorganization Transaction, we exercised our right under the outstanding HMP Warrants to require that all the HMP Warrants be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrants exchange, effective March 14, 2005, 19.57 shares of our common stock were issued in exchange for each HMP Warrant resulting in the issuance of an aggregate of approximately 16.9 million shares of our common stock in exchange for the outstanding HMP Warrants. The common stock issued in exchange for the HMP Warrants is restricted and is subject to the terms of a lock-up agreement and other applicable limitations on the sale of unregistered securities.

Production Capacity Expansions

        On March 14, 2005, we announced an initiative designed to significantly increase our global capacity for the manufacture of MDI. The initiative involves expansions at our two major MDI manufacturing facilities located in Geismar, Louisiana and Rozenburg, Netherlands. We expect that the capacity of our Geismar plant will be expanded by 130 million pounds per year to 990 million pounds per year, while the capacity of the Rozenburg plant will be expanded by 220 million pounds per year to 880 million pounds per year. The MDI capacity expansions will be completed in increments beginning in the first quarter of 2005, with final completion expected by late 2006. These expansions are in addition to our previously announced investments in our Chinese MDI joint ventures.

        On April 26, 2005, we announced our intention to pursue the expansion of our annual maleic anhydride manufacturing capacity by 100 million pounds. The new capacity, which could be on line as early as the first quarter of 2008, will increase our production capacity in the Americas by over 40% to 335 million pounds.

        On April 29, 2005, we announced our intention to increase our ethanolamines manufacturing capacity by 70 million pounds per year, bringing total capacity at our Port Neches, Texas production facility to 410 million pounds per year. We have begun the engineering for the expansion project and expect to have the new capacity on line by the first quarter of 2006.

Appointment of New Directors

        On March 28, 2005, we announced that four independent directors had joined our board of directors. The new directors are Noland D. Archibald, Chairman, President and Chief Executive Officer of The Black & Decker Corporation; H. William Lichtenberger, the former Chairman and Chief Executive Officer of Praxair, Inc.; Wayne A. Reaud, a trial lawyer and the founder of Reaud, Morgan & Quinn in Beaumont, Texas; and Alvin V. Shoemaker, a private investor and the former Chairman of First Boston, Inc.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004 (Dollars in Millions)

	Three months ended March 31, 2005	Three months ended March 31, 2004	Percent Change
Revenues	$3,362.9	$2,638.8	27%
Cost of goods sold	2,772.3	2,359.9	17%

Gross profit	590.6	278.9	112%
Operating expenses	230.7	185.3	25%
Restructuring and plant closing costs	10.4	8.7	20%

Operating income	349.5	84.9	312%
Interest expense, net	(139.6)	(160.0)	(13)%
Loss on sale of accounts receivable	(3.2)	(3.5)	(9)%
Equity in income of unconsolidated affiliates	2.3	0.7	229%
Other expense	(233.3)	(1.8)	NM

Loss before income taxes and minority interest	(24.3)	(79.7)	(70)%
Income tax expense	(32.1)	(4.9)	555%
Minority interests in subsidiaries' income	—	(0.2)	NM

Net loss	(56.4)	(84.8)	(33)%
Interest expense, net	139.6	160.0	(13)%
Income tax expense	32.1	4.9	555%
Depreciation and amortization	125.9	127.7	(1)%

EBITDA(1)	$241.2	$207.8	16%

NM—Not meaningful

Included in EBITDA are the following items of (expense) income:

	Three months ended March 31,
	2005	2004
	(in millions)
Loss on early extinguishment of debt	$(233.0)	$(1.9)
Legal and contract settlement expense, net	—	1.8
Loss on sale of accounts receivable	(3.2)	(3.5)
Restructuring and plant closing costs:
Polyurethanes	(1.9)	(4.8)
Performance Products	(1.0)	—
Pigments	(2.9)	(3.9)
Polymers	(1.9)	—
Base Chemicals	(2.7)	—

Total restructuring and plant closing costs	(10.4)	(8.7)

Total unusual items of expense included in EBITDA	$(246.6)	$(12.3)

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

	Three months ended March 31,
			Percent Change
	2005	2004
EBITDA	$241.2	$207.8	16%
Depreciation and amoritization	(125.9)	(127.7)	(1)%
Interest expense, net	(139.6)	(160.0)	(13)%
Income tax expense	(32.1)	(4.9)	555%

Net loss	(56.4)	(84.8)	(33)%
Depreciation and amortization expense	125.9	127.7	(1)%
Non-cash interest (including interest on affiliate debt)	29.4	39.4	(25)%
Deferred income tax	17.0	6.6	NM
Loss on early extinguishment of debt	233.0	1.9	NM
Unrealized gains on foreign currency transactions	23.6	(19.3)	NM
Other, net	(12.2)	(4.7)	NM
Changes in operating assets and liabilities	(160.8)	(150.2)	(7)%

Net cash provided by (used in) operating activites	$199.5	$(83.4)	(339)%

NM—Not Meaningful

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

        For the three months ended March 31, 2005, we had a net loss of $56.4 million on revenues of $3,362.9 million compared to a net loss of $84.8 million on revenues of $2,638.8 million for the same period in 2004. The decrease of $28.4 million in net loss was the result of the following items:

  •
  Revenues for the three months ended March 31, 2005 increased by $724.1 million, or 27%, from the same period in 2004 due principally to higher average selling prices in all of our operating segments. For details of our changes in selling prices and sales volumes from the prior period, see the discussion by operating segment below.

  •
  Gross profit for the three months ended March 31, 2005 increased by $311.7 million, or 112%, from the same period in 2004. This increase, which occurred in all our segments, was mainly due to higher margins as average selling prices increased more than raw material and energy costs in the 2005 period as compared to the 2004 period.

  •
  Operating expenses for the three months ended March 31, 2005 increased by $45.4 million, or 25% from the same period in 2004, in response primarily to a $43.7 million increase in foreign currency transaction losses resulting from the strength of the major European currencies and the Australian dollar versus the U.S. dollar.

  •
  Restructuring and plant closing costs for the three months ended March 31, 2005 increased to $10.4 million from $8.7 million in the 2004 period. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the three months ended March 31, 2005 decreased by $20.4 million, or 13%, from the same period in 2004 primarily due to lower average debt balances resulting from the repayment of debt from the proceeds of our initial public offering on February 16, 2005.

  •
  Other expense for the three months ended March 31, 2005 increased by $231.5 million to $233.3 million from $1.8 million for the same period of 2004. The increase was due to a $231.1 million increase in loss on early extinguishment of debt.

  •
  Income tax expense increased by $27.2 million to $32.1 million for the three months ended March 31, 2005 as compared to $4.9 million for the same period in 2004. Increased income tax expense was primarily due to increases in pre-tax income. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense was primarily a result of losses in jurisdictions where no tax benefit was provided and income in other jurisdictions where tax expense was recorded. Our effective income tax rate was (132)% for the first quarter of 2005 as compared to (6)% for the same period in 2004. Excluding the impact of the charge for loss on early extinguishment of debt of $233.0 million, which did not provide a benefit for tax purposes because of valuation allowances on deferred tax assets, our effective income tax rate would have been 15.4% for the three months ended March 31, 2005. This effective tax rate of 15.4% would have been lower than the U.S. statutory rate of 35% primarily because we earned income in various jurisdictions and in certain tax jurisdictions where no tax expense was incurred due to the release of valuation allowances.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended March 31,
			Percent Change
	2005	2004
	(in millions)
Revenues
Polyurethanes	$906.9	$639.6	42%
Advanced Materials	311.5	284.7	9%
Performance Products	520.7	454.9	14%
Pigments	263.2	254.9	3%
Polymers	413.6	314.5	32%
Base Chemicals	1,187.0	859.2	38%
Eliminations	(240.0)	(169.0)	42%

Total	$3,362.9	$2,638.8	27%

Segment EBITDA
Polyurethanes	$185.7	$72.7	155%
Advanced Materials	33.0	33.5	(1)%
Performance Products	66.9	35.4	89%
Pigments	39.3	7.7	410%
Polymers	44.9	18.9	138%
Base Chemicals	161.6	53.3	203%
Corporate and other	(290.2)	(13.7)	NM

Total	$241.2	$207.8	16%

NM—Not meaningful

Polyurethanes

        For the three months ended March 31, 2005, Polyurethanes revenues increased by $267.3 million, or 42%, as compared to the same period in 2004, primarily on higher average selling prices for MDI. MDI revenues increased by 46%, resulting from 45% higher average selling prices and 1% higher sales volumes. In addition, average selling prices and sales volumes of propylene oxide ("PO") and the co-product, MTBE, were also higher. The increase in MDI and PO average selling prices is a result of the combination of strong growth in higher value applications, a continued strong supply/demand position and the strength of the major European currencies versus the U.S. dollar, and to higher raw material and energy costs.

        For the three months ended March 31, 2005, Polyurethanes segment EBITDA increased by $113.0 million, or 155%, as compared to the same period in 2004. Restructuring and plant closing costs of $1.9 million and $4.8 million for the three months ended March 31, 2005 and 2004, respectively, were included in segment EBITDA. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. Excluding restructuring charges, segment EBITDA increased by $110.1 million in the first quarter of 2005 as a result of higher margins as average selling prices more than offset increases in raw material and energy costs.

Advanced Materials

        Advanced Materials revenues for the three months ended March 31, 2005 increased by $26.8 million, or 9%, as compared to the same period in 2004, primarily attributable to an 8% increase in average selling prices, with sales volumes up 1%. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand and higher raw material costs, and to offset the effect of the strengthening of the major European and Asian currencies versus the U.S. dollar. Sales volumes improved by approximately 1% as our ongoing portfolio re-alignment activities resulted in higher sales volumes of certain products of our coatings, constructions and adhesives market group and our design and composite engineering market group which were largely offset by lower sales volumes of basic epoxy resins and electronic laminates products.

        Advanced Materials EBITDA for the three months ended March 31, 2005 of $33.0 million remained relatively unchanged as compared to EBITDA of $33.5 million for the same period in 2004. Margins improved on higher revenues and an improved product mix resulting from increased sales volumes of higher margin adhesives, power and DCE applications, which more than offset higher raw material and manufacturing costs. The foreign exchange loss in the three months ended March 31, 2005 was $12.9 million as compared to $2.7 million in foreign exchange gains for the same period in 2004.

Performance Products

        For the three months ended March 31, 2005, Performance Products revenues increased by $65.8 million, or 14%, as compared to the same period in 2004 primarily as a result of higher average selling prices for all major products lines, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 20% in response to higher raw material and energy costs, improved market conditions and the strength of the major European currencies versus the U.S. dollar. Sales volumes declined by 5%, principally due to lower sales of certain surfactants products.

        For the three months ended March 31, 2005, Performance Products segment EBITDA increased by $31.5 million, or 89%, as compared to the same period in 2004. During the three months ended March 31, 2005, the Performance Products segment recorded restructuring and plant closing charges of $1.0 million. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Performance Products segment EBITDA increased by $32.5 million resulting primarily from higher margins as average selling prices increased more than raw material and energy costs.

Pigments

        For the three months ended March 31, 2005, Pigments revenues increased by $8.3 million, or 3%, as compared to the same period in 2004, resulting principally from a 12% increase in average selling prices, partially offset by 9% lower sales volumes. Average selling prices increased in all regions and benefited from the strengthening of the major European currencies versus the U.S. dollar, as well as price increase initiatives implemented during the second half of 2004 and early 2005. Sales volumes were lower following the restructuring of our Grimsby, U.K. and Umbogintwini, South Africa facilities during 2004 and due to lower end use demand.

        Pigments segment EBITDA for the three months ended March 31, 2005 increased by $31.6 million, or 410%, as compared to the same period in 2004. During the three months ended March 31, 2005 and 2004, our Pigments segment recorded restructuring and plant closing charges of $2.9 million and $3.9 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding restructuring charges, EBITDA increased by $30.6 million primarily as a result of higher margins and lower fixed costs as a result of our restructuring activities.

Polymers

        For the three months ended March 31, 2005, Polymers revenues increased by $99.1 million, or 32%, as compared to the same period in 2004, due mainly to 41% higher average selling prices, offset somewhat by 6% lower sales volumes. Average selling prices were higher primarily due to tighter market conditions and to higher raw material and energy costs. Sales volumes decreased principally due to lower production and reduced demand for certain products.

        For the three months ended March 31, 2005, Polymers segment EBITDA increased by $26.0 million, or 138%, as compared to the same period in 2004. During the three months ended March 31, 2005, our Polymers segment recorded restructuring and plant closing charges of $1.9 million. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Polymers segment EBITDA increased by $27.9 million resulting primarily from higher margins as average selling prices increased more than raw material and energy costs.

Base Chemicals

        For the three months ended March 31, 2005, Base Chemicals revenues increased $327.8 million, or 38%, as compared to the same period in 2004. This increase was due mainly to a 41% increase in average selling prices and a 1% increase in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs.

        For the three months ended March 31, 2005, Base Chemicals segment EBITDA increased by $108.3 million, or 203%, as compared to the same period in 2004. During the three months ended March 31, 2005, our Base Chemicals segment recorded restructuring charges of $2.7 million. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below. Excluding these restructuring charges, Base Chemicals segment EBITDA increased by $111.0 million primarily as a result of higher margins, as average selling prices increased more than raw material and energy costs.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, losses on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries' (income) loss. For the three months ended March 31, 2005, EBITDA from corporate and other items decreased by $276.5 million to a loss of $290.2 million from a loss of $13.7 million for the same period in 2004. Lower EBITDA resulted primarily from $231.1 million higher losses on early extinguishment of debt in the three months ended March 31, 2005 as compared to the same period in 2004. In addition, we recorded unallocated foreign exchange losses of $14.6 million in the first quarter of 2005 as compared to unallocated foreign exchange gains of $13.5 million in the same period in 2004.

Liquidity and Capital Resources

        Net cash provided by (used in) operating activities for the three months ended March 31, 2005 and 2004 was $199.5 million and $(83.4) million, respectively. The variance is largely attributable to a reduced net loss of $28.4 million and favorable variances in adjustments to reconcile net income (loss) to net cash provided by operations, including favorable variances of $231.1 million in loss on early extinguishment of debt and $42.9 million in unrealized losses on foreign currency transactions.

        Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $64.4 million and $70.5 million, respectively. The variance is largely attributable to a decrease in investments in unconsolidated affiliates. Capital expenditures were $59.8 million in the first quarter 2005 as compared to $55.8 million in the comparable period of 2004. Investments in unconsolidated affiliates were $8.1 million in the first quarter 2005 as compared to $19.1 million in the comparable period of 2004. In addition, there were net proceeds of $4.7 million from asset sales in the first quarter of 2005, compared with $1.2 million in the same period of 2004.

        Net cash (used in) provided by financing activities in the first quarter 2005 was ($119.9 million) as compared to $126.0 million in the comparable period in 2004. In the first quarter 2005, we received net proceeds of $1,489.1 million resulting from our initial public offering of common stock and preferred stock, of which approximately $1,360 million was used to repay principal amounts of indebtedness, including $550.0 million of our HMP Senior Discount Notes, $505.6 million of our HIH Senior Discount Notes ($35.0 million of which was funded from operating cash flow), $159.4 million of our HLLC Senior Secured Notes, $102.0 million of our HLLC Senior Notes, and $41.6 million of our Affiliate Note. In addition, $105.3 million of the net offering proceeds was used to pay premiums associated with the repayment of debt. Furthermore, as a result of improved operating cash flow, we made a voluntary repayment of $75.0 million on the HI Credit Facilities and reduced outstanding revolver borrowings by $60.9 million during the first quarter 2005.

Changes in Financial Condition

        The following information summarizes our working capital position as of March 31, 2005 and December 31, 2004 (dollars in millions):

	March 31, 2005	December 31, 2004	Increase (Decrease)	Percent Change
Current assets:
Cash and cash equivalents	$256.4	$243.5	$12.9	5%
Restricted cash	9.3	8.9	0.4	4%
Accounts and notes receivables	1,781.8	1,571.2	210.6	13%
Inventories	1,381.1	1,253.9	127.2	10%
Prepaid expenses	48.2	45.0	3.2	7%
Deferred income taxes	11.9	11.9	—	—
Other current assets	102.8	79.1	23.7	30%

Total current assets	3,591.5	3,213.5	378.0

Current liabilities:
Accounts payable	1,415.5	1,025.5	390.0	38%
Accrued liabilities	639.8	781.7	(141.9)	(18)%
Deferred income taxes	14.4	10.8	3.6	33%
Notes payable and current portion of long-term debt	27.5	37.5	(10.0)	(27)%

Total current liabilities	2,097.2	1,855.5	241.7	13%

Working capital	$1,494.3	$1,358.0	$136.3	10%

        From December 31, 2004 to March 31, 2005, our working capital increased by $136.3 million as a result of the net impact of the following significant changes:

  •
  The increase in cash balances of $12.9 million results from the matters identified in the Consolidated Statement of Cash Flows contained in our condensed consolidated financial statements included elsewhere in this report.

  •
  The increase in accounts and notes receivable of $210.6 million is primarily due to the consolidation of the results of operations and financial position of Rubicon Inc. in accordance with FIN 46R as discussed in "Note 5—Investment in Unconsolidated Affiliates" to our condensed consolidated financial statements, which resulted in an increase of $280.0 million in accounts receivable. Partially offsetting this increase, our receivables decreased by $64.8 million resulting from an increase in the outstanding off-balance sheet borrowings of $64.8 million under our accounts receivable securitization program. (See discussion in "—Off-Balance Sheet Arrangements" below).

  •
  The increase in inventories of $127.2 million is mainly due to increases in raw material and energy costs, and the consolidation of the results of operations and financial position of Rubicon Inc., as previously discussed, which resulted in an increase of $43.1 million in inventories. In addition, inventories in certain locations increased in anticipation of our ongoing restructuring activities.

  •
  The increase in other current assets of $23.7 million resulted primarily from investments in securities restricted for the payment of preferred stock dividends.

  •
  Accounts payable increased by $390.0 million primarily as a result of the consolidation of the results of operation and financial position of Rubicon Inc., as previously discussed, which resulted in an increase in accounts payable of $290.0 million. In addition, we experienced increased raw material and energy costs and improved payment terms.

  •
  Accrued liabilities decreased by $141.9 million primarily due to a reduction in various accruals, including such items as interest, property taxes, restructuring and plant closing costs, and payroll costs, partially offset by increases in various other accruals.

Debt and Liquidity

  Secured Credit Facilities

  HLLC Credit Facilities

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

        The HLLC Revolving Facility is secured by a first priority lien on substantially all of Huntsman LLC's current and intangible assets and those of its domestic restricted subsidiaries; and is secured by a second priority lien on substantially all of Huntsman LLC's property, plant and equipment and those of its restricted domestic subsidiaries and its indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of Huntsman LLC's property, plant and equipment and that of its restricted domestic subsidiaries and its indirect equity interest in HIH; and by a second priority lien on substantially all of its current and intangible assets and those of its restricted domestic subsidiaries. The HLLC Credit Facilities are also guaranteed by Huntsman Specialty Chemicals Holdings Corporation and Huntsman Specialty and by its domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI is a restricted subsidiary of Huntsman LLC and they are not HLLC Guarantors.

        The HLLC Revolving Facility is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes. Borrowings under the HLLC Revolving Facility bear interest, at Huntsman LLC's option, at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin of 2.25%, or (ii) a prime-based rate plus an applicable margin of 1.25%. The HLLC Revolving Facility allows Huntsman LLC to borrow up to $50 million secured by letters of credit; however, the $350 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding.

        As of March 31, 2005 and 2004, the weighted average interest rates on the HLLC Credit Facilities were 5.9% and 5.8%, respectively, excluding the impact of interest rate hedges. As of March 31, 2005, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and

LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of our initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by Huntsman LLC, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.50% to LIBOR plus 3.0%.

        The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Credit Facilities as of March 31, 2005.

  HI Credit Facilities

        As of March 31, 2005, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,177.5 million term portion and a €45.1 million (approximately $58.5 million) term portion (the "HI Term Facility"). The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. Scheduled amortization of the HI Term Facility is approximately $12.5 million per annum commencing June 30, 2006, with the remaining unpaid balance due at maturity. The HI Credit Facility allows HI to borrow up to $100 million secured by letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of March 31, 2005, there were no loans outstanding on the HI Revolving Facility, and there were $7.2 million in letters of credit outstanding.

        In compliance with applicable provisions in the agreements governing the HI Credit Facilities, on December 31, 2004, HI prepaid $59.0 million dollar equivalents on the HI Term Facility as a result of excess cash flow. On March 24, 2005, HI made a $75.0 million dollar equivalent voluntary repayment on the HI Term Facility. Such prepayments have been applied in accordance with the provisions of the HI Credit Facilities in such a manner that there will be no scheduled maturities under the HI Credit Facilities due until June 2006 and such that all remaining scheduled maturities under the HI Term Facility shall be reduced pro rata.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, depending on the loan facility and whether specified conditions have been satisfied, in the case of eurocurrency-based term loans, from 2.25% to 2.50% per annum for term loan B dollar loans and from 3.00% to 3.25% per annum for term loan B euro loans, and, in the case of base rate term loans, from 1.00% to 1.25% per annum for term B dollar loans. The applicable spread for eurocurrency-based revolving loans ranges from 2.25% to 3.25% and for base rate revolving loans from 1.00% to 2.00%. As of March 31, 2005 and December 31, 2004, the average interest rates on the HI Credit Facilities were 5.38% and 5.0%, respectively, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all HI's assets and all the assets of its domestic subsidiaries and certain of its foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of HI's foreign subsidiaries (the "HI Guarantors").

        The agreements governing the HI Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that HI is in compliance with the covenants of the HI Credit Facilities as of March 31, 2005.

  AdMat Revolving Credit Facility

        On June 30, 2003, AdMat entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of AdMat's assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain of AdMat's subsidiaries, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of its U.S. subsidiaries and certain of its non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the AdMat Senior Secured Notes (as defined below) are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of March 31, 2005, AdMat had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $10.1 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows AdMat to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The agreements governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt, and the purchase and sale of assets; limitations on investment and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that AdMat is in compliance with the covenants of the AdMat Revolving Credit Facility as of March 31, 2005.

  Notes

  Huntsman LLC Notes

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, Huntsman LLC sold an additional $75.4 million aggregate principal amount of senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semiannually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all our obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering.

As a result of our initial public offering of common and preferred stock, Huntsman LLC redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Secured Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Secured Notes as of March 31, 2005.

        On June 22, 2004, Huntsman LLC sold $300 million of its senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of its senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of March 31, 2005 was 9.91%, before additional interest as discussed below. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The proceeds from Huntsman LLC's offering of the HLLC Senior Notes were used to repay $362.9 million on its prior term loan B and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are unsecured obligations and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of our initial public offering of common and preferred stock, we redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Notes as of March 31, 2005.

        Under the terms of a registration rights agreement among Huntsman LLC, the HLLC Guarantors and the initial purchasers of the HLLC Senior Notes, Huntsman LLC was required to file a registration statement relating to an exchange offer for the HLLC Senior Notes on or before November 19, 2004 (the "Filing Date"). Under the terms of the registration rights agreement, because Huntsman LLC did not file the registration statement by the Filing Date, it is required to pay additional interest on the HLLC Senior Notes at a rate of 0.25% per year for the first 90 day period following the Filing Date, and 0.50% per year for the second 90 day period following the Filing Date, which Huntsman LLC was paying as of March 31, 2005. We have filed the registration statement with the SEC and the registration statement was declared effective on May 5, 2005, and additional interest was discontinued as of the preceding day.

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of March 31, 2005 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all of its existing and future secured or unsecured senior indebtedness and effectively junior to any of its secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at Huntsman LLC's option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was 6.04% and 5.19% as of March 31, 2005 and 2004, respectively. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

  HI Senior Notes and HI Senior Subordinated Notes

        In March 2002, HI sold $300 million aggregate principal amount of the HI Senior Notes due 2009. On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semiannually in March and September of each year. The HI Senior Notes are redeemable after March 1, 2006 at 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of its 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions discussed below, HI had outstanding $600 million and €450 million of the HI Senior Subordinated Notes due 2009. The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. HI redeemed $231 million and €77 million of HI Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of HI Senior Subordinated Notes due 2009 on January 3, 2005. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI had outstanding $369 million and €373 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. As of March 31, 2005, HI had outstanding $366.1 million and €372.0 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507.0 million of HI Senior Subordinated Notes plus $4.9 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the aggregate principal amount of the $175 million and €135 million HI Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively.

The HI Senior Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI was in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes as of March 31, 2005.

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

  AdMat Senior Secured Notes

        In connection with the AdMat Transaction, on June 30, 2003, AdMat issued $250 million of fixed rate notes due 2010 ("AdMat Fixed Rate Notes") and $100 million of floating rate notes due 2008 ("AdMat Floating Rate Notes," and, collectively with the AdMat Fixed Rates Notes, the "AdMat Senior Secured Notes"). The $250 million AdMat Fixed Rate Notes bear a fixed rate of interest of 11%, and the AdMat Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of March 31, 2005, the interest rate on the AdMat Floating Rate Notes was 10.89%, excluding additional interest discussed below. Interest on the AdMat Floating Rate Notes resets semiannually. The $100 million AdMat Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the AdMat Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the AdMat Floating Rate Notes was 11.14% as of March 31, 2005, excluding the impact of additional interest discussed below.

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

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at AdMat's option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at AdMat's option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem up to 35% of the aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the AdMat Senior Secured Notes until their maturity date.

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat was in compliance with the covenants of the indenture as of March 31, 2005.

        Under the terms of a registration rights agreement among AdMat, the AdMat Guarantors and the initial purchasers of the AdMat Senior Secured Notes, AdMat was required to cause a registration statement relating to an exchange offer for the AdMat Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor period audited financial statements for certain of AdMat's subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, AdMat was required to pay additional interest on the AdMat Senior Secured Notes. AdMat is currently paying additional interest at a rate of 0.75% per year and this rate will increase to 1.00% per year on May 21, 2005 until the exchange offer is completed. We expect that the exchange offer will be completed in June 2005.

  Discount Notes

  HMP Senior Discount Notes and Warrants

        On May 9, 2003, HMP issued units consisting of the HMP Senior Discount Notes with an accreted value of $423.5 million and 875,000 warrants to purchase approximately 12% of HMP's common stock. Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million was recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. On February 28, 2005, we used proceeds from our initial public offering of common and preferred stock to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million plus a redemption premium of $41.3 million.

        HMP issued 875,000 warrants in connection with the HMP Senior Discount Notes (the "HMP Warrants"), each of which entitled the holder to purchase 2.8094 shares of HMP's common stock for an exercise price of $0.01 per share. On August 7, 2004, HMP completed a 10 for 1 reverse stock split which reduced the number of shares outstanding as of that date from 18,027,214 to 1,802,721. As a result of this reverse stock split, the holders of the warrants were entitled to purchase 0.28094 shares for each warrant held at an exercise price of $0.10 per share. In connection with our initial public offering, we gave notice to all holders of the outstanding HMP Warrants to exercise our rights under the terms of the HMP Warrants to require all such warrants to be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrant exchange effective on March 14, 2005, 19.57 shares of common stock were issued in exchange for each HMP Warrant resulting in the issuance of an aggregate of approximately 16.9 million shares of our common stock in exchange for the outstanding HMP Warrants. The common stock issued in exchange for the HMP Warrants is restricted and is subject to the terms of a lock-up agreement and other applicable legal limitations on the sale of unregistered securities.

  HIH Discount Notes

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes were due December 31, 2009.

        Interest on the HIH Senior Discount Notes accrued at 13.375% per annum and was paid in kind. The HIH Senior Discount Notes were redeemable after July 1, 2004 at 106.688% of the principal amount thereof, declining ratably to par on and after July 1, 2007. As a result of our initial public offering, HIH redeemed 89.5% or approximately $452.3 million of accreted value as of February 28, 2005 and paid call premiums of approximately $30.2 million. On March 14, 2005 HIH redeemed the remaining HIH Senior Discount Notes, in full, at an accreted value of approximately $53.4 million and paid call premiums of approximately $3.6 million. In order to make this redemption, HIH received contributions from us resulting from proceeds of our initial public offering in the amount of $504.4 million and received $35.0 million in dividends from HI.

        The HIH Senior Subordinated Discount Notes accrued interest at a reset rate of 13.125% that was reset as of September 30, 2004 in accordance with the terms of the indenture. The HIH Senior Subordinated Discount Notes were held by HMP. On February 28, 2005, HMP contributed the HIH Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

  Other Debt

  Huntsman LLC

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of March 31, 2005 and December 31, 2004, the unamortized discount on the note was $5.0 million and $5.4 million, respectively.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of March 31, 2005, borrowings under the HCA Facilities totaled A$57.5 million ($44.3 million), which include A$41.8 million ($32.2 million) on the term loan facility and A$15.2 million ($11.7 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold our Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of March 31, 2005, borrowings under the HCCA Facility totaled A$22.2 million ($17.1 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to Huntsman LLC. As of March 31, 2005, the interest rate on the HCA Facilities and the HCCA Facility was 8.7%. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility, respectively, as of March 31, 2005.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable (the "Affiliate Note") with an affiliated entity in the amount of $25.0 million. Interest on the Affiliate Note was not paid in cash, but accrued at a designated effective rate of 15% per annum, compounded annually. As of December 31, 2004 and February 16, 2005, accrued interest added to the principal balance was $15.9 million and $16.6 million, respectively. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of our initial public offering.

        As of March 31, 2005, Huntsman LLC had $3.4 million outstanding on short term notes payable for financing a portion of its insurance premiums. Such notes have monthly scheduled amortization payments through the second quarter of 2005, bear interest at rates ranging from 3.65% to 4.0%, and are secured by unearned insurance premiums.

  HI

        HI maintains a $25 million multicurrency overdraft facility used for working capital needs for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of March 31, 2005. As of December 31, 2004, there were no borrowings outstanding under the HI European Overdraft Facility.

        Included within other debt is debt associated with one of our Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of Huntsman Polyurethanes Shanghai Ltd. ("Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of March 31, 2005, there were $10.0 million outstanding in U.S. dollar borrowings and 40.0 million in RMB borrowings ($4.8 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2005, the interest rate for U.S. dollar borrowings was approximately 3.3% and was 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semiannual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including us, as the successor to Huntsman Holdings. We have unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

Receivables Securitization

        HI has an accounts receivable securitization program, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity. As of March 31, 2005, the qualified off-balance sheet entity had issued approximately $202.3 million in medium term notes and $70.9 million in U.S. dollar equivalents of commercial paper. See "—Off-Balance Sheet Arrangements."

Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2005, we had approximately $1,031.4 million of combined cash and combined unused borrowing capacity, consisting of approximately $299.4 million attributable to Huntsman LLC, approximately $565.7 million attributable to HI, approximately $144.3 million attributable to AdMat and $22.0 million maintained in our cash accounts.

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

Certain Credit Support Issues

        Our subsidiaries HIH and HI have not guaranteed or provided any other credit support to Huntsman LLC's obligations under the HLLC Credit Facilities or its outstanding notes, and Huntsman LLC has not guaranteed or provided any other credit support to the obligations of HI under the HI Credit Facilities or its outstanding notes. Because of restrictions contained in the financing arrangements of HI, it is presently unable to make any loans or "restricted payments" to Huntsman LLC, including dividends, distributions or other payments in respect of equity interests or payments to purchase, redeem or otherwise acquire or retire for value any of its equity interests, subject to exceptions contained in such financing arrangements. Events of default under the HI Credit Facilities, or under HI's outstanding notes or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under the HLLC Credit Facilities or Huntsman LLC's outstanding notes. Additionally, any events of default under the HLLC Credit Facilities or Huntsman LLC's outstanding notes or the exercise of any remedy by the lenders thereunder will not cause any cross-defaults or cross-accelerations under HI's outstanding notes or the HI Credit Facilities, except insofar as foreclosure on certain subsidiary equity interests pledged to secure Huntsman LLC's obligations under the HLLC Credit Facilities or certain of Huntsman LLC's secured notes, would constitute a "change of control" and an event of default under the HI Credit Facilities and would give rise to certain put rights in favor of the holders of HI's outstanding notes. Admat is also financed separately from Huntsman LLC and HI, Huntsman LLC and HI's debt is non-recourse to Admat and Admat has no contractual obligation to fund Huntsman LLC or HI's operations and vice versa.

Off-Balance Sheet Arrangements

  Receivables Securitization

        On December 21, 2000, HI initiated an accounts receivable securitization program under which it grants an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        At March 31, 2005 and December 31, 2004, the Receivables Trust had approximately $202.3 million and $208.4 million, respectively in U.S. dollar equivalents in medium-term notes outstanding and approximately $70.9 million in U.S. dollar equivalents and nil, respectively, in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006. HI's commercial paper facility has a maturity date of March 31, 2007 and provides for the issuance of both euro- and U.S.-denominated commercial paper. Under the terms of the agreements, HI and its subsidiaries continue to service the receivables in exchange for a fee of 1% of the outstanding receivables, and HI is subject to recourse provisions.

        HI's retained interest in receivables (including servicing assets) subject to the program was approximately $278.3 million and $337.8 million as of March 31, 2005 and December 31, 2004, respectively. The value of the retained interest is subject to credit and interest rate risk. For the three months ended March 31, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $1,413.3 million and $1,095.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $1,386.3 million and $1,086.8 million, respectively. Servicing fees received during the three months ended March 31, 2005 and 2004 were approximately $1.5 million and $1.2 million, respectively.

        HI incurs losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. HI also retains responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are nil and a loss of $1.4 million for the three months ended March 31, 2005 and 2004, respectively. As of each of March 31, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

  Financing of Chinese MDI Facilities

        In 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. HI's Unconsolidated Chinese Manufacturing JV with BASF AG and three Chinese chemical companies will build three plants to manufacture MNB, aniline and crude MDI. HI effectively owns 35% of the Unconsolidated Chinese Manufacturing JV. HI's Consolidated Chinese Splitting JV with Shanghai Chlor-Alkali Chemical Company, Ltd. will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. HI owns 70% of the Consolidated Chinese Splitting JV.

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. The Consolidated Chinese Splitting JV is our consolidated subsidiary, and the details of its financing are described in "—Debt and Liquidity—Other Debt" above. The Unconsolidated Chinese Manufacturing JV is not our consolidated subsidiary. The Unconsolidated Chinese Manufacturing JV obtained various committed loans in the aggregate amount of approximately $224 million in U.S. dollar equivalents. As of March 31, 2005, there were $22.0 million outstanding in U.S. dollar borrowings and 230 million in outstanding RMB ($27.8 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of the Unconsolidated Chinese Manufacturing JV and will be paid in 16 semiannual installments, beginning no later than June 30, 2007. We, as successor to Huntsman Holdings, unconditionally guarantee 35% of any amounts due and unpaid by the Unconsolidated Chinese Manufacturing JV under the loans described above (except for a VAT facility of approximately $1.5 million which is not guaranteed). Our guarantee remains in effect until the Unconsolidated Chinese Manufacturing JV has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1.

Restructuring and Plant Closing Costs

        As of March 31, 2005, accrued restructuring and plant closing costs by type of cost and initiative consist of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(1)
Accrued liabilities as of January 1, 2005	$122.0	$8.4	$5.1	$17.6	$153.1
2005 charges for 2003 initiatives	4.2	—	—	—	4.2
2005 charges for 2004 initiatives	2.7	0.2	0.6	2.7	6.2
2005 payments for 2003 initiatives	(8.5)	—	—	(0.5)	(9.0)
2005 payments for 2004 initiatives	(18.9)	—	—	(2.9)	(21.8)
Foreign currency effect on reserve balance	(3.7)	—	—	(0.2)	(3.9)

Accrued liabilities as of March 31, 2005	$97.8	$8.6	$5.7	$16.7	$128.8

(1)
Accrued liabilities by initiatives are as follows:

	March 31, 2005	December 31, 2004
2001 initiatives	$2.8	$2.8
2003 initiatives	40.0	44.8
2004 initiatives	83.6	99.2
Foreign currency effect on reserve balance	2.4	6.3

Total	$128.8	$153.1

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liabilities as of January 1, 2005	$19.0	$33.0	$58.2	$22.0	$5.8	$15.1	$153.1
2005 charges for 2003 initiatives	1.4	—	—	2.8	—	—	4.2
2005 charges for 2004 initiatives	0.5	—	1.0	0.1	1.9	2.7	6.2
2005 payments for 2003 initiatives	(1.6)	(3.5)	(0.2)	(3.7)	—	—	(9.0)
2005 payments for 2004 initiatives	(2.1)	(2.5)	(4.1)	(5.9)	(2.6)	(4.6)	(21.8)
2005 Foreign Currency effect on reserve balance	(0.5)	(0.8)	(1.5)	(1.0)	—	(0.1)	(3.9)

Accrued liabilities as of March 31, 2005	$16.7	$26.2	$53.4	$14.3	$5.1	$13.1	$128.8

Current portion of restructuring reserve	$7.3	$17.2	$38.9	$14.3	$2.7	$13.1	$93.5
Noncurrent portion of restructuring reserve	9.4	9.0	14.5	—	2.4	—	35.3
Estimated additional future cash charges for current restructuring projects:
Estimated additional charges within one year	$4.0	$—	$5.6	$11.6	$—	$1.3	$22.5
Estimated additional charges beyond one year	—	—	—	9.6	—	—	9.6

        As of March 31, 2005 and December 31, 2004, we had reserves for restructuring and plant closing costs of $128.8 million and $153.1 million, respectively. During the three months ended March 31, 2005, we recorded additional charges of $10.4 million, payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first quarter of 2005, we made cash payments against these reserves of $30.8 million. During the first quarter of 2004, we recorded charges for restructuring and plant closing costs of $8.7 million.

        As of December 31, 2004, our Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring activities at our Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2002). During the three months ended March 31, 2005, our Polyurethanes segment recorded restructuring charges of $1.9 million related to these activities, all of which was payable in cash, and made cash payments of $3.7 million. These restructuring activities are expected to result in additional restructuring charges of approximately $4.0 million through 2005 and result in additional workforce reductions of approximately 65 positions. We have reduced 13 positions during the three months ended March 31, 2005. During the three months ended March 31, 2004, our Polyurethanes segment recorded restructuring charges of $4.8 million.

        As of December 31, 2004, our Advanced Materials segment restructuring reserves consisted of $33.0 million related to the restructuring program implemented in association with the acquisition of our Advanced Materials business (the "AdMat Transaction"), the realignment and simplification of our Advanced Materials segment's commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During the three months ended March 31, 2005, our Advanced Materials segment made cash payments of $6.0 million.

        As of December 31, 2004, our Performance Products segment reserve consisted of $58.2 million relating to various restructuring programs in Europe and North America, including the closure of substantially all of our Whitehaven, U.K. surfactants facility and the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the three months ended March 31, 2005, our Performance Products segment recorded further restructuring charges of $1.0 million related to these activities, all of which is payable in cash, and expects to make additional charges of approximately $5.6 million in 2005. During the three months ended March 31, 2005, our Performance Products segment made cash payments of $4.3 million.

        As of December 31, 2004, our Pigments segment reserve consisted of $22.0 million related to global workforce reductions announced in 2003 and the reduction of our TiO2 production capacity announced in 2004. During the three months ended March 31, 2005, our Pigments segment recorded restructuring charges of $2.9 million related to these restructuring activities, all of which was payable in cash, and made cash payments of $9.6 million. These restructuring activities are expected to result in additional restructuring charges of approximately $21.2 million through 2006 and result in workforce reductions of approximately 300 positions, of which 100 positions have been reduced during the three months ended March 31, 2005. During the three months ended March 31, 2004, our Pigments segment recorded restructuring charges of $3.9 million.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of an Australian manufacturing unit and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the three months ended March 31, 2005, our Polymers segment recorded restructuring charges of $1.9 million related to these activities, all of which are payable in cash, and made cash payments of $2.6 million. These restructuring activities are not expected to result in any additional material restructuring charges.

        As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related primarily to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. During the three months ended March 31, 2005, our Base Chemicals segment recorded restructuring charges of $2.7 million, all of which is payable in cash, and made cash payments of $4.6 million. These restructuring activities are expected to result in additional restructuring charges of approximately $1.3 million through 2005 and result in workforce reductions of approximately 100 positions.

        The foregoing are estimates and are subject to risks and uncertainties. We cannot assure you that the actual effects from our restructuring and plant closing activities will be consistent with the foregoing estimates.

Capital Expenditures

  Estimates for 2005

        During 2005, we expect to spend approximately $400 million on capital projects, including capital expenditures of approximately $80 million on our LDPE facility at Wilton, U.K. In addition, we expect to spend approximately $51 million in capital expenditures associated with our Consolidated Chinese Splitting JV and we expect to invest, as equity, approximately $14 million in the Unconsolidated Chinese Manufacturing JV.

        Regarding our Chinese joint ventures, during 2005, we expect to invest $8.3 million (all of which was invested in the first quarter) in our Consolidated Chinese Splitting JV, which expects to have approximately $51 million of capital expenditures during 2005 (of which approximately $6 million was spent in the first quarter). The remaining funding of the Consolidated Chinese Splitting JV's capital expenditures will be financed through equity investments by the other joint venture partners and loans from local Chinese lenders. During 2005, we expect to invest, as equity, approximately $14 million in the Unconsolidated Chinese Manufacturing JV (of which approximately $8 million was invested in the first quarter 2005). We expect that our total equity investment in the Chinese joint ventures will be approximately $85 million, of which approximately $42 million will be in the Unconsolidated Chinese Manufacturing JV and approximately $43 million in the Consolidated Chinese Splitting JV. We expect that the total project capital expenditures by the Consolidated Chinese Splitting JV will be approximately $125 million, of which approximately $43 million will be funded from our equity investment and the remainder from equity investments by joint venture partners and loans from local Chinese lenders. We expect completion of our spending on the Chinese joint ventures in 2006.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct, net of any grant proceeds obtained. HI has been awarded a grant of £16.5 million (approximately $30 million) from the U.K. government's Department of Trade and Industry to finance a portion of the construction of the LDPE facility. We expect construction of the LDPE facility to be complete in late 2007. During 2005, we expect to spend approximately $80 million in capital expenditures associated with the LDPE facility at Wilton, U.K.

        We expect to finance our capital expenditure commitments through a combination of our financing arrangements and cash flow from operations.

  Three months ended March 31, 2005 and Three months ended March 31, 2004

        Capital expenditures for the three months ended March 31, 2005 and 2004 were $59.8 million and $55.8 million, respectively. In the first quarter of 2005, we spent approximately $8.1 million to fund the

Unconsolidated Chinese Manufacturing JV as an investment in unconsolidated affiliates as compared to $19.1 million in the same period of 2004.

        In connection with our agreements with our Rubicon and Louisiana Pigment joint ventures, we are obligated to fund our proportionate share of capital expenditures. During the three months ended March 31, 2004, we invested $1.8 million in Rubicon. With respect to Louisiana Pigment, during the three months ended March 31, 2005 and 2004, we received $0.8 million and $0.6 million, respectively.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $5.4 million and $12.8 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of March 31, 2005, we have paid $1.9 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at three of our plants, alleged nuisance odors, and alleged upset air emissions. TCEQ had proposed a penalty of $9,300 for the alleged nuisance odor violations but withdrew the allegations and the proposed penalty in a February 28, 2005 letter to us, thus resolving this issue. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the final cost to resolve these matters will be material.

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

        By letter dated March 17, 2005, TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $77,137. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

        See "Part II—Other Information—Item 1—Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these Advanced Materials sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of March 31, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third-party claims to result in material liability to us.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. To date, no emergency removal action or other high priority cleanup has been proposed. One of the previous operators of the site, Washington Group International, Inc., has been the subject of bankruptcy proceedings in which the U.S. Department of Justice asserted a claim for investigation and remediation costs at North Maybe Canyon and South Maybe Canyon (which we did not own or operate), a similar nearby mine that also is currently under investigation. The government claimed $15.7 million in investigation and remediation costs for South Maybe Canyon and $3.0 million in investigation costs for North Maybe Canyon. The government stated that cleanup costs at North Maybe Canyon had not yet been estimated. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $34 million and $35 million for environmental liabilities as of March 31, 2005 and December 31, 2004, respectively. Of these amounts, approximately $7 and $8 million are classified as accrued liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively, and approximately $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of March 31, 2005 and December 31, 2004. These accruals each include approximately $14 million for environmental remediation liabilities. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

        The U.S. Congress has been considering legislation that would eliminate the oxygenated fuels requirements in the Clean Air Act and phase out or curtail MTBE use over a period of years. To date, no such legislation has become law. If it were to become law, it could result in a federal phase-out of the use of MTBE in gasoline in the U.S., but it would not prevent us from manufacturing MTBE in our plants. In addition, in March 2000, the EPA announced its intention, through an advanced notice of proposed rulemaking, to phase out the use of MTBE under authority of the federal Toxic Substances Control Act. The EPA has not yet acted on this proposal, however. In Europe, the EU issued a final risk assessment report on MTBE in September 2002. No ban of MTBE was recommended, though several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

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

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. We adopted this standard on January 1, 2005. The impact of FIN 46R on our financial statements was not significant.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued in connection with our initial public offering. Accordingly, we recorded share-based compensation expense of $1.0 million during the three months ended March 31, 2005. We did not have share-based awards prior to our initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 31, 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

Critical Accounting Policies

        There have been no changes in the first quarter of 2005 with respect to our critical accounting policies as presented in the notes to our financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

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

        There are a number of risks and uncertainties, including those discussed elsewhere in this report, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of all such factors and the risks specified in our Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practicable with exposures of other subsidiaries and the remaining exposures that, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, HI's accounts receivable securitization program requires in certain circumstances that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program. As of March 31, 2005, our outstanding forward foreign exchange contracts were not considered material.

        On December 10, 2004, we entered into a cross-currency swap of fixed rate debt with several financial institutions in order to more effectively hedge our overall underlying euro long-term net asset and euro cash flow exposures. In this transaction, we agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, we are required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semiannually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap is classified as a net investment hedge under GAAP.

        We finance certain of our non-U.S. subsidiaries with intercompany loans. In some cases, these loans are denominated in currencies other than the subsidiaries' functional currency. Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. As a result of our review of certain of our intercompany loans in the first quarter of 2005, we have increased the amount of our Permanent Loans. In addition, during the first quarter of 2005, we dedesignated €275 million of euro-denominated debt as a net investment hedge that resulted in approximately $7.4 million less foreign currency losses during the first quarter of 2005. Additionally, effective April 1, 2005, we dedesignated €97 million of euro-denominated debt as a net investment hedge. We expect that this will result in less foreign currency transaction gains and losses reflected in earnings.

Interest Rates

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        As of March 31, 2005, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	March 31, 2005	December 31, 2004
Pay fixed swaps
Notional value	$183.9	$184.3
Fair value	(1.3)	(3.2)
Weighted average pay rate	4.4%	4.44%
Maturing	2005-2007	2005-2007

        We purchase both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

        As of March 31, 2005, the estimated value of our consolidated debt was approximately $5,094.3 million and the weighted average interest rate of our combined borrowings was approximately 8.1%. As of March 31, 2005, we had combined outstanding variable rate borrowings at Huntsman LLC, HI and AdMat of approximately $2.3 billion. The weighted average interest rate of these borrowings was approximately 5.8%. This weighted average rate does not consider the effects of interest rate hedging activities. Assuming a 1.0% increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $23 million.

This increase would be reduced by approximately $1.8 million on an annualized basis, as a result of the effects of the interest rate swap transactions described above.

Commodity Prices

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2005, we had no forward purchase contracts in place and had forward sales contracts for 10,000 tonnes of naphtha and other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses or gains of approximately $0.5 million, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        In connection with the audit of our financial statements for the year ended December 31, 2003, our independent registered public accounting firm, or auditors, identified several matters that they deemed to be "material weaknesses" in our internal controls as defined in standards established by the American Institute of Certified Public Accountants. The principal material weakness identified by the auditors was that our controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for our numerous financial reporting requirements. The auditors noted that these material weaknesses had led to restatements of the financial statements of certain of our subsidiaries in recent periods.

        In connection with the audit of our financial statements for the year ended December 31, 2004, the auditors did not identify any matters that they deemed to be material weaknesses. In conducting their audit, however, the auditors did not undertake to audit our internal controls, and thus we cannot give any assurance that they would not have noted additional material weaknesses, or reiterated the material weaknesses described above, had they done so. Nor can we give any assurance that the auditors will not note additional material weaknesses, or reiterate the material weaknesses described above, in future audits of our financial statements. Any such material weaknesses could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We have engaged Ernst & Young LLP to assist our management in its evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $15.8 million in costs and settlement amounts for Discoloration Claims as of March 31, 2005.

        The following table presents information about the number of Discoloration Claims for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	1
Claims unresolved at end of period	2

        In March 2005, one of the Discoloration Claims that was unresolved as of December 31, 2004 was amended to assert additional damages of approximately $56 million. During the three months ended March 31, 2005, we settled a claim for approximately $0.9 million, all of which is indemnified and for which we are currently seeking reimbursement. The two Discoloration Claims unresolved as of March 31, 2005 asserted aggregate damages of approximately $58.7 million. A liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of March 31, 2005 for costs associated with unasserted possible Discoloration Claims, if any.

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

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us

$11.1 million in 2004 and provide us with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of our Advanced Materials facilities. We received additional consideration in the form of modifications to certain agreements between our Advanced Materials business and Ciba. In August 2004, we received payment of the $11.1 million settlement. As of March 31, 2005, we have incurred approximately $2.6 million in costs in connection with the arbitration proceedings against Ciba.

        We are a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits allege that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits includes the amount of damages being sought. Because these cases are still in the initial stages, we do not have sufficient information at the present time to estimate the amount or range of reasonably possible loss. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Three months ended March 31, 2005
Claims filed during period	0
Claims resolved during period	749
Claims unresolved at end of period	135

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

        The following table presents for the period indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

Three months ended March 31, 2005
Tendered during the period	19
Resolved during the period	9
Unresolved at end of the period	408

We have never made any payments with respect to these cases. As of March 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Three months ended March 31, 2005
Filed during period	4
Resolved during period	1
Unresolved at end of period	32

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the three months ended March 31, 2005.

        As of March 31, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of our security holders during the three months ended March 31, 2005:

  •
  On February 7, 2005, by written consent in lieu of a special stockholders meeting, our then sole stockholder took action to approve our amended and restated certificate of incorporation; and

  •
  On February 10, 2005, by written consent in lieu of a special stockholders meeting, our then sole stockholder took action to approve our 2005 stock incentive plan and our cost reduction incentive plan.

ITEM 6.    EXHIBITS

10.1	Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2005

HUNTSMAN CORPORATION
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1	Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002