Form 10-Q
period 2005-06-30
Huntsman CORP
filed 2005-08-10
CIK 1307954

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On August 10, 2005, 220,451,484 shares of common stock of the Registrant were outstanding.

HUNTSMAN CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$251.5	$243.5
Restricted cash	13.5	8.9
Accounts and notes receivable (net of allowance for doubtful accounts of $25.2 and $25.8, respectively)	1,515.7	1,545.4
Accounts receivable from affiliates	4.3	12.1
Inventories, net	1,311.2	1,253.9
Prepaid expenses	21.1	45.0
Deferred income taxes	11.8	11.9
Other current assets	79.2	65.5

Total current assets	3,208.3	3,186.2
Property, plant and equipment, net	4,808.4	5,150.9
Investment in unconsolidated affiliates	178.8	170.9
Intangible assets, net	227.6	245.6
Goodwill	3.3	3.3
Deferred income taxes	41.3	34.5
Notes receivable from affiliates	9.5	23.6
Other noncurrent assets	604.5	608.5

Total assets	$9,081.7	$9,423.5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$994.0	$994.9
Accounts payable to affiliates	8.7	30.6
Accrued liabilities	632.1	754.4
Deferred income taxes	14.4	10.8
Current portion of long-term debt	78.0	37.5

Total current liabilities	1,727.2	1,828.2
Long-term debt	4,628.6	6,221.1
Long-term debt to affiliates	—	40.9
Deferred income taxes	210.3	217.9
Other noncurrent liabilities	807.8	757.1

Total liabilities	7,373.9	9,065.2

Minority interests in common stock of consolidated subsidiaries	43.9	36.8
Warrants issued by consolidated subsidiary	—	128.7
Redeemable preferred members' interest	—	574.8
Commitments and contingencies (Notes 17 and 18)
Stockholders' equity (deficit):
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,200,997 issued and 220,451,484 outstanding	2.2	—
Preferred members' interest	—	195.7
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	—
Additional paid-in capital	2,774.7	712.5
Unearned stock-based compensation	(15.0)	—
Accumulated deficit	(1,414.9)	(1,471.2)
Accumulated other comprehensive income	29.4	181.0

Total stockholders' equity (deficit)	1,663.9	(382.0)

Total liabilities and stockholders' equity (deficit)	$9,081.7	$9,423.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Trade sales	$3,264.6	$2,740.2	$6,577.1	$5,354.5
Related party sales	74.9	13.8	111.7	20.3

Total revenues	3,339.5	2,754.0	6,688.8	5,374.8
Cost of goods sold	2,830.0	2,420.0	5,590.2	4,761.1

Gross profit	509.5	334.0	1,098.6	613.7
Operating Expenses:
Selling, general and administrative	174.7	163.8	332.3	330.2
Research and development	25.6	22.8	49.9	49.2
Other operating expense	5.3	27.6	50.0	20.1
Restructuring and plant closing costs	18.8	150.5	29.2	159.2

Total operating expenses	224.4	364.7	461.4	558.7

Operating income (loss)	285.1	(30.7)	637.2	55.0
Interest expense, net	(101.1)	(144.9)	(240.7)	(304.9)
Loss on accounts receivable securitization program	(2.4)	(3.0)	(5.6)	(6.5)
Equity in income of unconsolidated affiliates	2.9	2.4	5.2	3.1
Other expense	(2.5)	(2.1)	(235.8)	(3.9)

Income (loss) before income taxes and minority interest	182.0	(178.3)	160.3	(257.2)
Income tax expense	(29.0)	(5.5)	(61.1)	(10.4)

Income (loss) before minority interest income (loss)	153.0	(183.8)	99.2	(267.6)
Minority interest in subsidiaries' income (loss)	0.1	(0.7)	0.1	(0.9)

Income (loss) from continuing operations	153.1	(184.5)	99.3	(268.5)
Loss from discontinued operations (including loss on pending disposal of $36.4 in 2005), net of tax	(40.4)	(0.9)	(43.0)	(1.7)

Net income (loss)	112.7	(185.4)	56.3	(270.2)
Preferred stock dividends	—	(21.9)	(43.1)	(43.8)

Net income (loss) available to common stockholders	$112.7	$(207.3)	$13.2	$(314.0)

Net income (loss)	$112.7	$(185.4)	$56.3	$(270.2)
Other comprehensive loss	(105.0)	(14.0)	(151.6)	(20.9)

Comprehensive income (loss)	$7.7	$(199.4)	$(95.3)	$(291.1)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.69	$(0.94)	$0.25	$(1.41)
Loss from discontinued operations, net of tax	(0.18)	—	(0.19)	(0.01)

Net income (loss)	$0.51	$(0.94)	$0.06	$(1.42)

Weighted average shares	220.5	220.5	220.5	220.5

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.66	$(0.94)	$0.25	$(1.41)
Loss from discontinued operations, net of tax	(0.18)	—	(0.19)	(0.01)

Net income (loss)	$0.48	$(0.94)	$0.06	$(1.42)

Weighted average shares	233.0	220.5	220.5	220.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

(In Millions, Except Share Amounts)

	Shares
	Common stock	Mandatory convertible preferred stock	Common stock	Preferred members' interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock- based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2005	—	—	$—	$195.7	$—	$712.5	$—	$(1,471.2)	$181.0	$(382.0)
Net income	—	—	—	—	—	—	—	56.3	—	56.3
Other comprehensive loss	—	—	—	—	—	—	—	—	(151.6)	(151.6)
Issuance of common stock and mandatory convertible preferred stock	69,261,365	5,750,000	2.2	—	287.5	1,199.4		—	—	1,489.1
Issuance of restricted stock awards	—	—	—	—	—	16.9	(16.9)	—	—	—
Recognition of stock-based compensation	—	—	—	—	—	1.9	1.9	—	—	3.8
Exchange of previous common and preferred members' interest and warrants for common stock	151,190,119	—	—	(195.7)	—	887.1	—	—	—	691.4
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	(43.1)

Balance, June 30, 2005	220,451,484	5,750,000	$2.2	$—	$287.5	$2,774.7	$(15.0)	$(1,414.9)	$29.4	$1,663.9

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2005	2004
Operating Activities:
Net income (loss)	$56.3	$(270.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(5.2)	(3.1)
Depreciation and amortization	249.4	279.3
Noncash restructuring and plant closing costs	0.1	81.1
(Reversal of) provision for losses on accounts receivable	(3.9)	2.6
Loss (gain) on disposal of assets	1.1	(0.2)
Loss on pending disposal of discontinued operations	36.4	—
Loss on early extinguishment of debt	235.0	4.2
Non-cash interest expense	37.6	60.2
Deferred income taxes	28.1	18.3
Net unrealized losses (gains) on foreign currency transactions	12.6	(13.5)
Other	(10.4)	1.3
Changes in operating assets and liabilities:
Accounts and notes receivables	71.6	(203.7)
Change in receivables sold, net	4.1	29.7
Inventories	(79.9)	(1.9)
Prepaid expenses	27.5	20.2
Other current assets	(7.6)	(26.9)
Other noncurrent assets	9.2	(67.7)
Accounts payable	(61.9)	73.8
Accrued liabilities	(113.2)	49.4
Other noncurrent liabilities	(32.0)	13.1

Net cash provided by operating activities	454.9	46.0

Investing Activities:
Capital expenditures	(128.7)	(94.2)
Proceeds from sale of assets	4.8	1.7
Investments in unconsolidated affiliates	(9.1)	(11.8)
Acquisition of minority interests	—	(7.2)
Net cash received from unconsolidated affiliates	0.7	8.3
Investment in government securities	(40.9)	—
Advances to unconsolidated affiliates	—	(1.2)
Change in restricted cash	(4.6)	—

Net cash used in investing activities	(177.8)	(104.4)

Financing Activities:
Net (repayment) borrowings under revolving loan facilities	(53.0)	89.3
Net repayments of overdraft and other short term debt	(14.9)	(7.8)
Repayment of long-term debt	(1,584.1)	(431.2)
Call premiums related to early extinguishment of debt	(106.7)	—
Debt issuance costs	(0.4)	(12.1)
Shares issued to minority shareholders for cash	3.6	2.7
Dividends paid on mandatory convertible preferred stock	(3.6)	—
Other	6.8	—
Net proceeds from issuance of common and preferred stock	1,489.1	400.0

Net cash (used in) provided by financing activities	(263.2)	40.9

Effect of exchange rate changes on cash	(5.9)	(3.7)

Increase (decrease) in cash and cash equivalents	8.0	(21.2)
Cash and cash equivalents at beginning of period	243.5	208.3

Cash and cash equivalents at end of period	$251.5	$187.1

Supplemental cash flow information:
Cash paid for interest	$211.4	$223.4
Cash paid for income taxes	$13.7	$1.2

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

Certain Definitions

        "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to the "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "HMP" refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that has been merged into our Company), "HLLC" or "Huntsman LLC" refers to Huntsman LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation (a 100% owned subsidiary of HLLC), "HCCA" refers to Huntsman Chemical Company Australia Pty. Ltd. (a 100% owned indirect subsidiary of HLLC) and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC (a subsidiary, which as of June 30, 2005, is owned 58% by us and 42% by HLLC) and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC (a 100% owned subsidiary of HIH) and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC (our 90.3% owned indirect subsidiary) and, unless the context otherwise requires, its subsidiaries, "Vantico" refers to Vantico Group S.A. (a 100% owned subsidiary of AdMat) and, unless the context otherwise requires, its subsidiaries, "Investments Trust" refers to HMP Equity Trust (a 59% holder of our common stock), "Huntsman Family Holdings" refers to Huntsman Family Holdings LLC (an owner with MatlinPatterson of Investments Trust), "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B L.P. (collectively, an owner with Huntsman Family Holdings of Investments Trust), and "ICI" refers to Imperial Chemical Industries PLC (a former indirect owner of certain of HIH's membership interests) and its subsidiaries.

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

Company

        We were formed in 2004 to hold, among other things, the equity interests of Huntsman LLC, HIH and AdMat. The transfer to us of the net assets of Huntsman LLC, HIH and AdMat was between entities under common control and recorded at historical carrying value. Our condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows as if Huntsman LLC, HIH, AdMat and our Company were combined for all periods presented.

        On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 shares of our common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our 5% mandatory convertible preferred stock sold by us at a price to the public of $50 per share. Each share of preferred stock will be convertible into between approximately 1.77 and approximately 2.17 shares of our common stock, subject to anti-dilution adjustments, depending upon the trading price of our common stock prior to the third anniversary of our initial public offering. This will result in between approximately 10.2 million and approximately 12.5 million additional shares of our common stock outstanding upon conversion. See "Note 24—Net Income (Loss) per Share."

        The net proceeds to us from our initial public offering of common and preferred stock were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of our subsidiaries, including HMP, Huntsman LLC and HIH, as follows:

  •
  On February 16, 2005, we used $41.6 million of net proceeds from the offering to redeem in full the subordinated note due to our affiliate, Horizon Ventures LLC.

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

        In connection with the repayment of indebtedness, we recorded a loss on early extinguishment of debt in the three and six months ended June 30, 2005 of $2.0 million and $235.0 million, respectively.

        In connection with the completion of our initial public offering, we consummated a reorganization transaction (the "Reorganization Transaction"). In the Reorganization Transaction, our predecessor, Huntsman Holdings, LLC, became our wholly owned subsidiary, and the existing beneficial holders of the common and preferred membership interests of Huntsman Holdings, LLC received shares of our common stock in exchange for their interests.

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

        In connection with our initial public offering and as part of the Reorganization Transaction, we exercised our right under the outstanding warrants to purchase common stock of HMP (the "HMP Warrants") to require that all the HMP Warrants and any shares of HMP issued upon exercise of the HMP Warrants be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrants, an aggregate of approximately 16.8 million shares of our common stock was issued in exchange for the outstanding HMP Warrants on March 14, 2005.

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

Proposed Merger of Huntsman LLC into Huntsman International LLC and Proposed New Credit Facility

        In July 2005, we obtained the required consents from the holders of Huntsman LLC's senior secured notes and senior notes to amend certain provisions in the indentures governing these notes. The amendments will facilitate the proposed merger of Huntsman LLC with and into HI. The amendments include, among other things, the increase in the amount of secured indebtedness Huntsman LLC can incur. In addition, with respect to Huntsman LLC's senior secured notes, the amendment also provides for the elimination of stock pledges of subsidiaries as collateral under the applicable indentures.

        The proposed merger of Huntsman LLC with and into HI will help simplify our financing and reporting structure and is expected to facilitate other organizational efficiencies. We have recently completed the syndication of the proposed new secured credit facility for the merged company. The proposed secured credit facility is expected to be comprised of a $1.85 billion term loan due 2012 and a $650 million revolving loan facility due 2011. Initial interest rate margins under the proposed secured credit facility are contemplated to be at LIBOR plus 1.75%. In addition, we have received a commitment to temporarily expand the commercial paper facility that is part of our accounts receivable securitization program by $50 million from $125 million to $175 million. Proceeds from the new credit facility, together with the expected increase in borrowings under the accounts receivable securitization program, will be used to repay outstanding borrowings under HI's existing senior secured credit facilities, Huntsman LLC's senior secured credit facilities and certain other debt. We expect to complete the merger and related financing in the third quarter of 2005. However, there can be no assurances that the new facility will be obtained. If the credit facility is not obtained, the proposed merger will not occur.

        The following tables provide a summary of our structure before and after the proposed merger:

(1)
Represents Huntsman Corporation's equity in Huntsman Advanced Materials LLC. The balance of the equity is owned by third parties, including affiliates of SISU Capital Limited.

        AdMat is not involved in the proposed merger and will remain our separately financed subsidiary. However, the consents we solicited in connection with the proposed merger of Huntsman LLC with and into HI would also facilitate the merger of AdMat into the merged company under certain conditions should we choose to pursue such a merger in the future.

Principles of Consolidation

        Our condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary.

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

2.     Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R) to clarify certain complexities. We adopted this standard on January 1, 2005 and now consolidate the results of operations and financial position of Rubicon Inc. See "Note 5—Investment in Unconsolidated Affiliates".

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued in connection with our initial public offering. See "Note 21—Stock-Based Compensation Plans."

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

        In March 2005, the Emerging Issues Task Force ("EITF") issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if ratified by the FASB, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

3.     Inventories

        Inventories consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Raw materials and supplies	$304.8	$332.0
Work in progress	78.6	91.5
Finished goods	1,019.3	922.8

Total	1,402.7	1,346.3
LIFO reserves	(91.3)	(92.0)
Lower of cost or market reserves	(0.2)	(0.4)

Net	$1,311.2	$1,253.9

        As of June 30, 2005 and December 31, 2004, approximately 56% of inventories were recorded using the last-in, first-out cost method ("LIFO"). At June 30, 2005 and December 31, 2004, the excess of current cost over the stated LIFO value was $91.3 million and $92.0 million, respectively.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. No gains or losses are recorded on these exchanges, and the net open exchange positions are valued at our cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by us under open exchange agreements, were approximately $0.2 million payable and $5.3 million payable (6.5 million and 8.7 million pounds) at June 30, 2005 and December 31, 2004, respectively.

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Land	$136.1	$142.1
Buildings	605.0	607.8
Plant and equipment	6,161.8	6,367.2
Construction in progress	293.8	251.6

Total	7,196.7	7,368.7
Less accumulated depreciation	(2,388.3)	(2,217.8)

Net	$4,808.4	$5,150.9

        Depreciation expense for the three and six months ended June 30, 2005 and 2004 was $113.8 million and $138.7 million, and $230.3 million and $253.9 million, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $20.9 million and $21.5 million at June 30, 2005 and December 31, 2004, respectively; related amounts included in accumulated depreciation were $6.3 million and $6.9 million at June 30, 2005 and December 31, 2004, respectively.

5.     Investment in Unconsolidated Affiliates

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Equity Method:
Polystyrene Australia Pty Ltd. (50%)	$3.4	$4.7
Sasol-Huntsman GmbH and Co. KG (50%)	19.9	17.5
Louisiana Pigment Company, L.P. (50%)	120.9	121.6
Rubicon Inc. (50%)(1)	—	5.7
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	25.9	17.9
Others	6.2	1.0

Total equity method investments	176.3	168.4
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4%)	2.5	2.5

Total investments	$178.8	$170.9

(1)
Beginning January 1, 2005, we consolidated the results of operations and financial position of Rubicon Inc. in accordance with FIN 46R because we are the primary beneficiary of this variable interest entity. Rubicon Inc. manufactures four major products, including aniline, DPA, MDI and polyols. Rubicon Inc. borrows funds from HIH and a joint venture partner to finance its capital requirements and receives reimbursement of costs incurred to operate its facilities.

(2)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving us an indirect 35% interest in the manufacturing joint venture.

6.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	June 30, 2005			December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$388.6	$167.7	$220.9	$411.3	$173.8	$237.5
Licenses and other agreements	14.2	7.5	6.7	18.3	10.8	7.5
Non-compete agreements and other	57.3	57.3	—	57.7	57.1	0.6

Total	$460.1	$232.5	$227.6	$487.3	$241.7	$245.6

        Amortization expense was $6.5 million and $10.1 million, and $14.2 million and $20.3 million for the three and six months ended June 30, 2005 and 2004, respectively.

7.     Other Noncurrent Assets

        Other noncurrent assets consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Prepaid pension costs	$193.0	$210.9
Debt issuance costs, net	58.8	83.9
Capitalized turnaround costs	94.9	116.6
Spare parts inventory	111.5	103.0
Catalyst assets	11.9	15.2
Deposits	18.2	16.7
Investment in government securities (restricted as to use)	23.7	—
Other noncurrent assets	92.5	62.2

Total	$604.5	$608.5

        Amortization expense of catalyst assets was $2.6 million and $2.7 million, and $4.9 million and $5.1 million for the three and six months ended June 30, 2005 and 2004, respectively.

8.     Accrued Liabilities

        Accrued liabilities consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Payroll and related costs	$128.3	$166.5
Interest	116.4	119.3
Volume rebates	69.1	94.4
Income taxes	42.9	49.3
Taxes (property and VAT)	61.8	83.0
Restructuring and plant closing costs	67.7	122.2
Environmental accruals	8.6	7.7
Pension liabilities	24.4	23.1
Other accrued liabilities	112.9	88.9

Total	$632.1	$754.4

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Pension liabilities	$503.2	$454.9
Other postretirement benefits	83.5	88.4
Environmental accruals	22.2	27.4
Notes payable to affiliates	—	29.9
Restructuring and plant closing costs	30.2	30.9
Fair value of interest derivatives	2.5	8.3
Other noncurrent liabilities	166.2	117.3

Total	$807.8	$757.1

10.   Restructuring and Plant Closing Costs

        As of June 30, 2005 and December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2004	$122.0	$8.4	$5.1	$17.6	$153.1
2005 charges for 2003 initiatives	13.2	—	—	1.7	14.9
2005 charges for 2004 activities	10.3	0.3	0.1	5.2	15.9
Reversals of reserves no longer required	(0.8)	—	—	(0.9)	(1.7)
Partial reversal of AdMatTransaction opening balance sheet accrual	(3.7)	(0.8)	—	(0.8)	(5.3)
2005 payments for 2003 activities	(18.2)	(0.2)	—	(2.4)	(20.8)
2005 payments for 2004 activities	(44.7)	(0.1)	(0.5)	(4.2)	(49.5)
Foreign currency effect on reserve balance	(8.3)	—	—	(0.4)	(8.7)

Accrued liabilities as of June 30, 2005	$69.8	$7.6	$4.7	$15.8	$97.9

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2)
Accrued liabilities by initiatives were as follows:

	June 30, 2005	December 31, 2004
Accrued liabilities by activities were as follows:
2001 activities	$2.8	$2.8
2003 activities	33.6	44.8
2004 activities	63.9	99.2
Foreign currency effect on reserve balance	(2.4)	6.3

Total	$97.9	$153.1

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$19.0	$33.0	$58.2	$22.0	$5.8	$15.1	$153.1
2005 charges for 2003 activities	3.3	—	—	11.6	—	—	14.9
2005 charges for 2004 activities	1.1	0.2	1.4	5.7	2.9	4.6	15.9
Reversals of reserves no longer required	—	(0.8)	(0.5)	—	—	(0.4)	(1.7)
Partial reversal of Admat Transaction opening balance sheet accrual	—	(5.3)	—	—	—	—	(5.3)
2005 payments for 2003 activities	(3.8)	(6.9)	(0.8)	(9.3)	—	—	(20.8)
2005 payments for 2004 activities	(3.6)	(5.9)	(15.9)	(8.9)	(4.4)	(10.8)	(49.5)
Foreign currency effect on reserve balance	(1.4)	(1.6)	(3.2)	(2.0)	—	(0.5)	(8.7)

Accrued liabilities as of June 30, 2005	$14.6	$12.7	$39.2	$19.1	$4.3	$8.0	$97.9
Current portion of restructuring reserve	$6.2	$9.5	$29.0	$13.1	$1.9	$8.0	$67.7
Long-term portion of restructuring reserve	8.4	3.2	10.2	6.0	2.4	—	30.2
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$3.0	$0.3	$5.6	$7.8	$—	$1.9	$18.6
Estimated additional charges beyond one year	$—	$0.1	$—	$13.1	$—	$4.6	$17.8

        As of June 30, 2005 and December 31, 2004, we had accruals for restructuring and plant closing costs of $97.9 million and $153.1 million, respectively. During the six months ended June 30, 2005, we recorded additional net charges of $29.2 million consisting of $29.1 million of charges payable in cash and $0.1 million of non-cash charges, for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the six months ended June 30, 2005, we made cash payments against these reserves of $70.3 million. Also during the first six months of 2005, we reversed $5.3 million of restructuring and plant closing cost accruals established in connection with the acquisition of our Advanced Materials business (the "AdMat Transaction") and recorded a corresponding credit to property, plant and equipment.

        As of December 31, 2004, our Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring activities at our Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2005, our Polyurethanes segment recorded restructuring charges of $4.4 million related to these activities which was payable in cash, recorded a non-cash credit of $0.3 million to reverse prior reserves no longer required and made cash payments of $7.4 million. These restructuring activities are expected to result in additional restructuring charges of approximately $3 million. During the six months ended June 30, 2004 our Polyurethanes segment recorded restructuring charges of $22.9 million.

        As of December 31, 2004, our Advanced Materials reserve accrued restructuring and plant closing costs that consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of the commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During the second quarter of 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $0.8 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. Also during the second quarter of 2005, we recorded restructuring and plant closing charges of $0.2 million for relocation and other costs. During the six months ended June 30, 2005, the Advanced Materials segment made cash payments of $12.8 million.

        As of December 31, 2004, our Performance Products segment reserve consisted of $58.2 million related to various restructuring programs across our European surfactants business, including the closure of substantially all of our Whitehaven, U.K. surfactants facility, as well as the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the six months ended June 30, 2005, our Performance Products segment recorded restructuring charges of $1.8 million related to 2004 activities, $1.4 million of which is payable in cash, and a credit of $0.5 million to reverse reserves that were no longer required. The segment made cash payments of $16.7 million during the six months ended June 30, 2005. These restructuring activities are expected to result in additional restructuring charges of approximately $6 million. During the six months ended June 30, 2004, our Performance Products segment recorded restructuring charges of $20.9 million.

        As of December 31, 2004, our Pigments segment reserve consisted of $22.0 million related to its global workforce reductions announced in 2003 and the reduction of its titanium dioxide ("TiO2") production capacity announced in 2004. During the six months ended June 30, 2005, our Pigments segment recorded restructuring charges of $17.3 million related to these restructuring activities, all of which is payable in cash, and made cash payments of $18.2 million. These restructuring activities are expected to result in additional restructuring charges of approximately $17 million through 2006. During July 2005, our Pigments and Base Chemicals segments announced that they would establish a single U.K. headquarters in Teesside, U.K. This will result in the closure of our Pigments segment's Billingham, U.K. headquarters and the creation of a new support center for both businesses. This restructuring activity is expected to result in additional charges of approximately $8 million, approximately $4 million of which will be incurred by the Pigments segment and approximately $4 million by the Base Chemicals segment. During the six months ended June 30, 2004, our Pigments segment recorded restructuring charges of $108.1 million.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of a phenol manufacturing unit in Australia and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the six months ended June 30, 2005, our Polymers segment recorded restructuring charges of $2.9 million related to these activities, all of which are payable in cash, and made cash payments of $4.4 million. These restructuring activities are not expected to result in any material additional restructuring charges.

        As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related primarily to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. During the six months ended June 30, 2005, our Base Chemicals segment recorded restructuring charges of $4.6 million, all of which was payable in cash, made cash payments of $10.8 million and recorded a credit of $0.3 to reverse reserves that were no longer required, all relating to the relocation of our corporate offices to The Woodlands, Texas and the consolidation of our U.S. purchasing functions. These restructuring activities are expected to result in additional restructuring charges of approximately $3 million through 2006. During the six months ended June 30, 2004, our Base Chemicals segment recorded restructuring charges of $2.2 million.

11.   Securitization of Accounts Receivable

        On December 21, 2000, we initiated an accounts receivable securitization program under which we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity

(the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        At June 30, 2005 and December 31, 2004, the Receivables Trust had approximately $194.4 million and $208.4 million, respectively, in U.S. dollar equivalents in medium-term notes outstanding and approximately $18.1 million in U.S. dollar equivalents and nil, respectively, in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006. Our commercial paper facility has a maturity date of June 30, 2007 and provides for the issuance of both euro- and U.S. dollar-denominated commercial paper up to a U.S. dollar equivalent of $125 million. We recently received a commitment to temporarily expand the commercial paper facility by $50 million to $175 million upon completion of a merger of Huntsman LLC with and into HI. The $50 million expansion would be available through March 31, 2006. Under the terms of the agreements, we and our subsidiaries continue to service the receivables in exchange for a fee of 1% of the outstanding receivables, and we are subject to recourse provisions.

        Our retained interest in receivables (including servicing assets) subject to the program was approximately $336.7 million and $327.6 million as of June 30, 2005 and December 31, 2004, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $2,890.8 million and $2,379.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $2,834.9 million and $2,335.1 million, respectively. Servicing fees received during the six months ended June 30, 2005 and 2004 were approximately $3.1 million and $2.6 million, respectively.

        We incur losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms were of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program were nil and a loss of $1.2 million for the six months ended June 30, 2005 and 2004, respectively. As of each of June 30, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

        The key economic assumptions used in valuing the residual interest are presented below:

June 30, 2005
Weighted average life (in months)	Approx. 1.5
Credit losses (annual rate)	Less than 1%
Discount rate (annual rate)	Approx. 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of June 30, 2005 and December 31, 2004 were $15.5 million and $12.1 million, respectively.

12.   Long-Term Debt

        Long-term debt outstanding as of June 30, 2005 and December 31, 2004 was as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Huntsman LLC Debt:
Senior secured credit facilities:
Revolving facility	$63.0	$125.0
Term Loan B	665.0	715.0
Other debt:
Huntsman LLC senior secured notes	293.4	451.1
Huntsman LLC senior unsecured fixed rate notes	198.0	300.0
Huntsman LLC senior unsecured floating rate notes	100.0	100.0
Huntsman LLC senior subordinated fixed rate notes	44.2	44.2
Huntsman LLC senior subordinated floating rate notes	15.1	15.1
Huntsman Specialty Chemicals Corporation subordinated note	102.0	101.2
Huntsman Australia Holdings Pty Ltd (HCA) credit facilities	47.2	43.2
HCCA credit facilities	19.0	16.0
Subordinated note and accrued interest—affiliate	—	40.9
Term note payable to a bank	8.6	9.0
Other	3.7	17.5

Total Huntsman LLC Debt	1,559.2	1,978.2
HI:
Senior secured credit facilities:
Revolving Facility	—	—
Term B loan	1,132.7	1,314.1
Other debt:
Senior unsecured notes	455.4	456.0
Senior subordinated notes	1,158.1	1,242.0
Other	49.6	42.6

Total HI debt	2,795.8	3,054.7
HIH:
Senior discount notes	—	494.7
Senior subordinated discount notes—affiliate	—	413.7

Total HIH debt	—	908.4

Total HIH consolidated debt	2,795.8	3,963.1
AdMat:
Revolving Facility	—	—
Senior secured notes	348.8	348.6
Other	1.5	1.8

Total AdMat debt	350.3	350.4
Huntsman Corporation
Other	1.3	—

Total Huntsman Corporation debt	1.3	—
HMP:
HMP Senior Secured Notes	—	411.9

Total HMP debt	—	411.9
Fair value adjustment of HIH debt		9.6
Elimination of HIH Senior subordinated discount notes owned by HMP	—	(413.7)

Total debt	$4,706.6	$6,299.5

Current portion	$78.0	$37.5
Long-term portion—excluding affiliate	4,628.6	6,221.1

Total debt—excluding affiliate	4,706.6	6,258.6
Long-term debt—affiliate	—	40.9

Total debt	$4,706.6	$6,299.5

HMP Debt and Warrants

        On May 9, 2003, HMP issued units consisting of the HMP Senior Discount Notes with an accreted value of $423.5 million and the HMP Warrants, consisting of 875,000 warrants to purchase approximately 12% of HMP's common stock. Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million was recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. On February 28, 2005, we used proceeds from our initial public offering of common and preferred stock to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million plus a redemption premium of $41.3 million.

        Each HMP Warrant entitled the holder to purchase 0.28094 shares of HMP's common stock for an exercise price of $0.10 per share. In connection with our initial public offering, we gave notice to all holders of the outstanding HMP Warrants to exercise our rights under the terms of the HMP Warrants to require all such warrants to be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrant exchange effective on March 14, 2005, 19.57 shares of our common stock were issued in exchange for each HMP Warrant resulting in the issuance of an aggregate of approximately 16.8 million shares of our common stock in exchange for the outstanding HMP Warrants. The common stock issued in exchange for the HMP Warrants is restricted and is subject to the terms of a lock-up agreement and other applicable legal limitations on the sale of unregistered securities.

Subsidiary Debt

        Our three principal operating subsidiaries are separately financed, their debt is non-recourse to us and we have no contractual obligation to fund their respective operations. Moreover, the debt of each of Huntsman LLC, HIH and AdMat is financed separately and is non-recourse to the other subsidiaries. Neither Huntsman LLC, HIH nor AdMat has any contractual obligation to fund the others' operations. The following is a discussion of the debt and liquidity of our three primary subsidiaries.

Huntsman LLC Debt

  HLLC Credit Facilities

        On October 14, 2004, Huntsman LLC completed a $1,065 million refinancing of its senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). On June 27, 2005, Huntsman LLC made a $50 million voluntary prepayment under the term facility portion of the HLLC Credit Facilities. Following this prepayment, the HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $665 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under Huntsman LLC's prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of $6.7 million commencing December 31, 2006, with the remaining balance due at maturity.

        The HLLC Revolving Facility is secured by a first priority lien on substantially all of Huntsman LLC's current and intangible assets and those of its domestic restricted subsidiaries; and is secured by a second priority lien on substantially all of its property, plant and equipment and that of its restricted domestic subsidiaries and its indirect equity interest in HIH. The HLLC Term Facility is secured by a first priority lien on substantially all of Huntsman LLC's property, plant and equipment and that of its restricted domestic subsidiaries and its indirect equity interest in HIH; and by a second priority lien on substantially all of its current and intangible assets and those of its restricted domestic subsidiaries. The

HLLC Credit Facilities are also guaranteed by Huntsman Specialty Chemicals Holdings Corporation and Huntsman Specialty and by Huntsman LLC's domestic restricted subsidiaries (collectively, the "HLLC Guarantors"). Neither HIH nor HI is a restricted subsidiary of Huntsman LLC and they are not HLLC Guarantors.

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

        As of June 30, 2005, the weighted average interest rate on Huntsman LLC's senior credit facilities was 6.3%, excluding the impact of interest rate hedges. As of June 30, 2005, the HLLC Revolving Facility and HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of our initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by Huntsman LLC, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.50% to LIBOR plus 3.0%.

        The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Credit Facilities.

  HLLC Senior Secured Notes

        On September 30, 2003, Huntsman LLC sold $380 million aggregate principal amount of 11.625% senior secured notes due October 15, 2010 at an issue price of 98.8% (the "September 2003 Offering"). On December 3, 2003, Huntsman LLC sold an additional $75.4 million aggregate principal amount of senior secured notes (collectively with the notes sold in the September 2003 Offering, the "HLLC Senior Secured Notes") at an issue price of 99.5%. Interest on the HLLC Senior Secured Notes is payable semiannually on April 15 and October 15. The effective interest rate is 11.9%. The HLLC Senior Secured Notes are effectively subordinated to all of Huntsman LLC's obligations under the HLLC Revolving Facility and rank pari passu with the HLLC Term Facility. The HLLC Senior Secured Notes are guaranteed by the HLLC Guarantors.

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, Huntsman LLC may redeem up to 35% of the original aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with the net cash proceeds of a qualified equity offering. As a result of our initial public offering of common and preferred stock, Huntsman LLC redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Secured

Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Secured Notes.

  HLLC Senior Notes

        On June 22, 2004, Huntsman LLC sold $300 million of its senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of its senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of June 30, 2005 was approximately 10.4%. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The proceeds from the offering of the HLLC Senior Notes were used to repay $362.9 million on Huntsman LLC's prior term loan B facility and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are unsecured obligations of Huntsman LLC and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the original aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the aggregate original principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of our initial public offering of common and preferred stock, Huntsman LLC redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants.

  HLLC Notes

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of June 30, 2005 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all of its existing and future secured or unsecured senior indebtedness and effectively junior to any of its secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at Huntsman LLC's option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was approximately 6.0% as of June 30, 2005. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

        On August 2, 2005, Huntsman LLC issued a notice of redemption for all of the outstanding HLLC Notes in accordance with the amended and restated indenture governing the HLLC Notes. Accordingly,

at the time of the Proposal Merger of Huntsman LLC with and into HI, we will deliver sufficient funds to the trustee to redeem the HLLC Notes, in full, on September 1, 2005.

  Other Debt

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of June 30, 2005 and December 31, 2004, the unamortized discount on the note was $4.6 million and $5.4 million, respectively. We have given notice that we intend to redeem these notes, in full, at the time of the proposed merger of Huntsman LLC with and into HI.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of June 30, 2005, borrowings under the HCA Facilities totaled A$62.4 million ($47.2 million), which include A$41.0 million ($31.1 million) on the term loan facility and A$21.4 million ($16.1 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold Huntsman LLC's Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of June 30, 2005, borrowings under the HCCA Facility totaled A$24.9 million ($19.0 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to Huntsman LLC. As of June 30, 2005, the interest rate on the HCA Facilities and the HCCA Facility was approximately 8.6%. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility.

        On July 2, 2001, Huntsman LLC entered into a 15% note payable (the "Affiliate Note") with an affiliated entity in the amount of $25.0 million. Interest on the Affiliate Note was not paid in cash, but accrued at a designated effective rate of 15% per annum, compounded annually. On February 16, 2005, the Affiliate Note was satisfied in full from proceeds of Huntsman Corporation's initial public offering. As of December 31, 2004 and February 16, 2005, accrued interest added to the principal balance was $15.9 million and $16.6 million, respectively.

HI Debt

  HI Credit Facilities

        As of June 30, 2005, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,082.5 million term portion and a €41.6 million (approximately $50.2 million) term portion (the "HI Term Facility"). On

March 24, 2005, and June 6, 2005, HI made voluntary payments of $75.0 million and $100 million dollar equivalents, respectively, on the HI Term Facility. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. Scheduled amortization of the HI Term Facility is approximately $11.4 million per annum commencing June 30, 2006, with the remaining unpaid balance due at maturity. The HI Credit Facilities allow HI to borrow up to $100 million secured by letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of June 30, 2005, there were no loans outstanding on the HI Revolving Facility, and there were $6.9 million in letters of credit outstanding.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, depending on the loan facility and whether specified conditions have been satisfied, in the case of eurocurrency-based term loans, from 2.25% to 2.50% per annum for term loan B dollar loans and from 3.00% to 3.25% per annum for term loan B euro loans, and, in the case of base rate term loans, from 1.00% to 1.25% per annum for term B dollar loans. The applicable spread for eurocurrency-based revolving loans ranges from 2.25% to 3.25% and for base rate revolving loans from 1.00% to 2.00%. As of June 30, 2005, the weighted average interest rate on the HI Credit Facilities was approximately 5.5%, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all HI's assets and all the assets of its domestic subsidiaries and certain of its foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of its foreign subsidiaries (the "HI Guarantors").

        The agreements governing the HI Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that HI is in compliance with the covenants of the HI Credit Facilities.

  HI Senior Notes and HI Subordinated Notes

        In March 2002, HI sold $300 million aggregate principal amount of HI Senior Notes that are due in 2009. On April 11, 2003, HI sold an additional $150 million aggregate principal amount of the HI Senior Notes at an issue price of 105.25%. Net proceeds from the sale of these notes were used to repay amounts outstanding under the HI Credit Facilities. The HI Senior Notes are unsecured obligations. Interest on the HI Senior Notes is payable semiannually in March and September. The HI Senior Notes are redeemable after March 1, 2006 at 104.937% of the principal amount thereof, declining ratably to par on and after March 1, 2008.

        On December 17, 2004, HI completed an offering of $175 million of its 7.375% senior subordinated notes due 2015 and €135 million of its 7.5% senior subordinated notes due 2015 (the "HI Senior Subordinated Notes due 2015"). HI used all of the net proceeds to redeem part of its outstanding 10.125% senior subordinated notes due 2009 (the "HI Senior Subordinated Notes due 2009" and, together with the HI Senior Subordinated Notes due 2015, the "HI Senior Subordinated Notes"). Prior to the partial redemptions discussed below, HI had outstanding $600 million and € 450 million of the HI Senior Subordinated Notes due 2009. The HI Senior Subordinated Notes due 2009 became redeemable on July 1, 2004 at 105.063% of the principal amount thereof, which declines ratably to par on and after July 1, 2007. HI redeemed $231 million and €77 million of Senior Subordinated Notes due 2009 on December 31, 2004 and $2.9 million and €1.0 million of Senior

Subordinated Notes due 2009 on January 3, 2005. In connection with these redemptions, HI paid approximately $17.0 million and $0.2 million in U.S. dollar equivalents in redemption premiums on December 31, 2004 and January 3, 2005, respectively.

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI had outstanding $369 million and €373 million of Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. As of June 30, 2005, HI had outstanding $366.1 million and €372.0 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507.0 million of HI Senior Subordinated Notes plus $4.3 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the original aggregate principal amount of the $175 million and €135 million Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively. The HI Senior Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes.

        On December 10, 2004, HI entered into a cross-currency interest rate swap. The cross-currency swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1.

  Other Debt

        HI maintains a $25 million multicurrency overdraft facility used for the working capital needs for its European subsidiaries (the "HI European Overdraft Facility"). As of June 30, 2005 and December 31, 2004, there were no borrowings outstanding under the HI European Overdraft Facility.

        Included within Other Debt is debt associated with one of HI's Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of Huntsman Polyurethanes Shanghai Ltd. ("Consolidated Chinese Splitting JV"), which is a consolidated affiliate. On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of June 30, 2005, there were $12.0 million outstanding in U.S. dollar borrowings and 80.0 million in RMB borrowings ($9.7 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2005, the interest rate for U.S. dollar borrowings was approximately 4.0% and was 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semiannual installments beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including our Company, as the successor to Huntsman Holdings, LLC. We have unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at at least 70% of capacity for at least 30 days, and (ii) achieved a debt service coverage ratio of at least 1.5:1. HI's Chinese MDI joint ventures are unrestricted subsidiaries under the HI Credit Facilities and under the indentures governing the HI Senior Notes and the HI Subordinated Notes.

HIH Debt

  HIH Senior Discount Notes

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

AdMat Debt

  AdMat Revolving Credit Facility

        On June 30, 2003, AdMat entered into a revolving credit facility (the "AdMat Revolving Credit Facility") that provides up to $60 million of borrowings and is secured by a first lien on substantially all of AdMat's assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes intercompany notes of certain of AdMat's subsidiaries, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of its U.S. subsidiaries and certain of its non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the AdMat Senior Secured Notes (as defined below) are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        On June 17, 2005, AdMat amended the AdMat Revolving Credit Facility. This amendment included, among other things, the extension of the facility's maturity date from June 30, 2007 to July 15, 2007, the reduction in interest rate margins and the elimination of pledges of capital stock in subsidiaries as collateral under the facility. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 1.25% to 1.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 0.5% per annum. As of June 30, 2005, AdMat had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $4.0 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows AdMat to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The agreement governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that AdMat is in compliance with the covenants of the AdMat Revolving Credit Facility.

  AdMat Senior Secured Notes

        In connection with the AdMat Transaction, on June 30, 2003, AdMat issued $250 million fixed rate notes due 2010 (the "AdMat Fixed Rate Notes") and $100 million floating rate notes due 2008 (the "AdMat Floating Rate Notes," and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). The $250 million AdMat Fixed Rate Notes bear a per annum fixed rate of interest of 11%, and the AdMat Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of June 30, 2005, the interest rate on the AdMat Floating Rate Notes was approximately 10.9%. Interest on the AdMat Floating Rate Notes resets semiannually. The $100 million AdMat Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the AdMat Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the Floating Rate Notes was approximately 11.1% as of June 30, 2005.

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

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at AdMat's option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at AdMat's option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. On June 13, 2005, AdMat issued a notice of a partial redemption to redeem $50 million aggregate principal amount of the AdMat Floating Rate Notes. On July 15, 2005, AdMat completed the partial redemption and paid call premiums in the amount of $2.5 million. Accordingly, we have classified the $50 million redemption amount as current in the balance sheet as of June 30, 2005. Following this redemption, AdMat has $50 million aggregate principal amount outstanding on the AdMat Floating Rate Notes. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem up to 35% of the original aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the AdMat Senior Secured Notes until their maturity date.

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat is in compliance with the covenants of the indenture.

Maturities

        The scheduled maturities of our debt as of June 30, 2005 are as follows (dollars in millions):

Year ended December 31:
Remainder of 2005	$63.5
2006	32.2
2007	140.8
2008	171.5
2009	1,359.2
Later Years	2,939.4

$4,706.6

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

        As of June 30, 2005, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	June 30, 2005	December 31, 2004
Pay fixed swaps
Notional amount	$183.7	$184.3
Fair value	(2.5)	(3.2)
Weighted average pay rate	4.44%	4.44%
Maturing	2005-2007	2005-2007

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

        Interest rate contracts with a fair value of $2.5 million and $3.2 million were recorded as a component of other noncurrent liabilities as of June 30, 2005 and December 31, 2004, respectively. The fair value of cash flow hedges and interest rate contracts not designated as hedges was $0.8 million and $1.7 million, respectively, as of June 30, 2005, and $2.0 million and $1.2 million, respectively, as of December 31, 2004. The changes in the fair value of cash flow hedges resulted in a $0.6 million increase and a $1.2 million decrease, and a $0.6 million increase and a $2.0 million decrease in interest expense for the three and six months ended June 30, 2005 and 2004, respectively. The change to the fair value of cash flow hedges resulted in a $0.9 million increase and a $3.7 million increase, and a $1.9 million increase and a $2.8 million increase in other comprehensive income for the three and six months ended June 30, 2005 and 2004, respectively. The change in the fair value of interest rate contracts not designated as hedges resulted in a $1.6 million increase and a $2.3 million decrease, and a $0.6 million increase and a $1.5 million decrease in interest expense for the three and six months ended June 30, 2005 and 2004, respectively.

        We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

        During the three months ended June 30, 2005 and the three months ended June 30, 2004, we recorded an increase of $8.6 million and an increase of $0.7 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133.

        During the six months ended June 30, 2005 and the six months ended June 30, 2004, we recorded an increase of $11.3 million and $3.3 million, respectively, in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedges not designated as hedges as defined in SFAS No. 133.

Foreign Currency Rate Hedging

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005 and 2004, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts were insignificant.

Net Investment Hedging

        As of June 30, 2005, we have designated €176.6 million of our euro-denominated debt as a hedge of our net investment in foreign operations. Currency effects on net investment hedges for the three months ended June 30, 2005 and 2004 produced a gain of $15.7 million and a gain of $3.8 million, respectively, and, for the six months ended June 30, 2005 and 2004, produced a gain of $45.7 million and a gain of $19.0 million, respectively, in other comprehensive loss (foreign currency translation adjustments). As of June 30, 2005 and December 31, 2004, there was a cumulative net loss recorded in other comprehensive income/loss of approximately $142.8 million and $188.5 million, respectively. During the first quarter of 2005, we dedesignated €275 million of euro-denominated debt as a net investment hedge and, on April 1, 2005, we dedesignated an additional €97 million of euro-denominated debt as an investment hedge. These actions resulted in approximately $40 million less foreign currency losses during the six months ended June 30, 2005.

        On December 10, 2004, HI entered into a cross-currency interest rate swap. The cross-currency interest rate swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of approximately 7.4%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.6%, payable semiannually on January 1 and July 1. We have designated this cross-currency swap as a hedge of our net investment in euro-denominated operations.

        On June 1, 2005, AdMat entered into a cross-currency interest rate swap. The cross-currency interest rate swap requires AdMat to pay euros and receive U.S. dollars on the maturity date of July 15, 2007. The U.S. dollar notional amount is $31.3 million and bears interest at a fixed rate of 11.0%, payable semiannually on January 15 and July 15. The euro notional amount is €25.0 million and bears interest at a fixed rate of approximately 9.4%, payable semiannually on January 15 and July 15. The swap is not designated as a hedge for reporting purposes and is recorded at fair value. As of June 30, 2005, the fair value gain of $1.1 million was recorded in other noncurrent assets and as a decrease in other operating expenses for both the three and six months ended June 30, 2005.

14.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans Three Months Ended June 30,		Other Postretirement Benefit Plans Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$19.7	$15.5	$0.8	$0.8
Interest cost	30.9	27.8	1.9	1.9
Expected return on assets	(33.4)	(27.9)	—	—
Amortization of transition obligation	0.3	0.3	—	—
Amortization of prior service cost	(1.5)	0.3	(0.5)	(0.5)
Amortization of actuarial loss	7.5	5.9	0.9	0.8

Net periodic benefit cost	$23.5	$21.9	$3.1	$3.0

	Defined Benefit Plans Six Months Ended June 30,		Other Postretirement Benefit Plans Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$39.2	$31.1	$1.6	$1.6
Interest cost	61.8	55.3	3.8	3.9
Expected return on assets	(66.8)	(55.6)	—	—
Amortization of transition obligation	0.6	0.6	—	—
Amortization of prior service cost	(3.0)	0.6	(1.0)	(0.9)
Amortization of actuarial loss	15.0	11.8	1.8	1.7

Net periodic benefit cost	$46.8	$43.8	$6.2	$6.3

15.   Dividends on Mandatory Convertible Preferred Stock

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net income available to common stockholders during the six months ended June 30, 2005. We expect to pay dividends in cash on February 16, May 16, August 16 and November 16 of each year prior to February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be convertible into common stock on February 16, 2008.

16.   Other Comprehensive Income (Loss)

        Other comprehensive income (loss) consisted of the following (dollars in millions):

	Accumulated Other Comprehensive Income		Other Comprehensive Loss		Other Comprehensive Loss
			Three Months Ended		Six Months Ended
	June 30, 2005	December 31, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Foreign currency translation adjustments, net of deferred tax of $11.4 million and $18.3 million as of June 30, 2005 and December 31, 2004, respectively	$131.7	$304.0	$(117.4)	$(16.6)	$(172.3)	$(29.6)
Unrealized loss on nonqualified plan investments	0.8	0.9	—	0.1	(0.1)	0.1
Unrealized loss on derivative instruments	16.2	(5.2)	12.6	4.3	21.4	7.8
Minimum pension liability, net of deferred tax benefit of $20.9 million and $14.2 million as of June 30, 2005 and December 31, 2004, respectively	(122.1)	(117.1)	—	(2.7)	(5.0)	—
Minimum pension liability of unconsolidated affiliate	1.4	(3.6)	—	—	5.0	—
Unrealized loss on securities	1.4	2.0	(0.2)	0.9	(0.6)	0.8

Total	$29.4	$181.0	$(105.0)	$(14.0)	$(151.6)	$(20.9)

        Items of other comprehensive loss of our Company and our consolidated affiliates have been recorded net of deferred tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings treated as permanently reinvested. The tax effect in other comprehensive income is determined based upon the jurisdiction in which the income or loss is recognized and is net of valuation allowances.

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

Historically, we have not made any minimum payments under our take or pay contracts without taking product.

Legal Matters

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $15.8 million in costs and settlement amounts for Discoloration Claims as of June 30, 2005.

        The following table presents information about the number of Discoloration Claims for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Six months ended June 30, 2005
Claims filed during period	0
Claims resolved during period	1
Claims unresolved at end of period	2

        In March 2005, one of the Discoloration Claims that was unresolved as of December 31, 2004 was amended to assert additional damages of approximately $56 million. During the six months ended June 30, 2005, we settled a claim for approximately $0.9 million, all of which is indemnified and for which we are currently seeking reimbursement. The two Discoloration Claims unresolved as of June 30, 2005 asserted aggregate damages of approximately $52.2 million. A liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of June 30, 2005 for costs associated with unasserted possible Discoloration Claims, if any.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. We brought suit against these insurers to recover the amounts we believe are due to us. The court found in favor of the insurers. That decision was appealed to the Court of Appeal, which also found in favor of the insurers. We intend to apply for leave to appeal to the House of Lords.

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004 and provide us with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of our Advanced Materials facilities. In August 2004, we received payment of the $11.1 million settlement.

        We have been a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits have alleged that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits have included the amount of damages being sought. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Six months ended June 30, 2005
Claims filed during period	2,104
Claims resolved during period	2,988
Claims unresolved at end of period	0

All claims filed as of June 30, 2005 have been resolved through dismissal and/or settlement.

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

Six months ended June 30, 2005
Tendered during the period	84
Resolved during the period	21
Unresolved at end of the period	461

        We have never made any payments with respect to these cases. As of June 30, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Six months ended June 30, 2005
Filed during period	38
Resolved during period	1
Unresolved at end of period	66

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the six months ended June 30, 2005.

        As of June 30, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

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

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. The Consolidated Chinese Splitting JV is our consolidated subsidiary. The Unconsolidated Chinese Manufacturing JV is not our consolidated subsidiary. The Unconsolidated Chinese Manufacturing JV obtained various committed loans in the aggregate amount of approximately $224 million in U.S. dollar equivalents. As of June 30, 2005, there were $30.0 million outstanding in U.S. dollar borrowings and 216 million in outstanding RMB ($26.1 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of the Unconsolidated Chinese Manufacturing JV and will be paid in 16 semiannual installments, beginning no later than June 30, 2007. We, as successor to Huntsman Holdings, LLC, unconditionally guarantee 35% of any amounts due and unpaid by the Unconsolidated Chinese Manufacturing JV under the loans described above (except for a VAT facility of approximately $1.5 million which is not guaranteed). We have calculated the fair value of the guarantee in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other," and we have determined the fair value to be insignificant. The MDI production facility is expected to be operational in 2006 and the construction period guarantee is expected to terminate within one year thereafter. Our guarantee remains in effect until the Unconsolidated Chinese Manufacturing JV has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2005 and 2004, our capital expenditures for EHS matters totaled $15.2 million and $26.2 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of June 30, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at three of our plants and alleged upset air emissions. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. In the second quarter of 2005, TCEQ proposed a penalty of $0.1 million related to alleged upset emissions at our Port Neches facilities in late 2004 and early 2005. Additionally, based on allegations of separate upset-related violations at our Port Neches facilities occurring from mid-2004 to early 2005, the TCEQ has proposed a separate penalty of $0.1 million. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the resolution of these matters will have a material adverse impact on our results of operations, financial position or liquidity.

        Our subsidiary Huntsman Advanced Materials (U.K.) Ltd appeared at a hearing before the Cambridge Magistrates Court in the U.K in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arose from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at our Duxford, U.K. Advanced Materials facility between November 2002 and January 2003. Huntsman Advanced Materials (UK) Ltd was fined £20,000 for allegedly violating Section 2 of the Health and Safety at Work Act and £5,000 for allegedly violating Regulation 11 of the Construction (Design and Management) Regulations. We were also ordered to pay £8,500 towards prosecutions costs. All other charges were withdrawn and the penalty has been paid.

        By letter dated March 17, 2005, the TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $0.1 million. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these Advanced Materials sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of June 30, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third-party claims to result in material liability to us.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. By letter dated May 27, 2005, the Forest Service put us (as well as NuWest and Wells Cargo, Inc.) on notice that it is demanding payment of its incurred costs in the amount of $0.1 million. The letter also indicated that the Forest Service wishes to initiate negotiations on a response action at the site with the objective of putting a Consent Decree in place obligating NuWest, Wells Cargo and us to conduct and fund that action. We are currently investigating the factual issues concerning anticipated allocation and response action issues. We have initiated contact with the Forest Service and the other potentially responsible persons ("PRPs") to determine whether to pursue negotiations. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

        At another of these sites, the Seaboard Chemical Corporation facility in Jamestown, North Carolina, a removal action under CERCLA was first initiated in 1992. In December 1995, we, along with hundreds of other PRPs, entered into an administrative order on consent with the State requiring the PRP group to conduct a remedial investigation/feasibility study ("RI/FS"). The initial RI/FS was submitted to the State in mid-1999. Based on the investigative work, the PRP group proposed a remediation plan for the site in early 2005. That plan has now been accepted by the State and a draft consent order for implementation is being negotiated. Additionally, the PRPs developed allocation numbers based on relative waste contribution, with our share set at 2.84%. Based on the total estimated cost of remediation, we have established an accrual of $0.3 million.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $31 million and $35 million for environmental liabilities as of June 30, 2005 and December 31, 2004, respectively. Of these amounts, approximately $9 million and $8 million are classified as accrued liabilities on our consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively, and approximately $22 million and $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

MTBE Developments

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. The presence of MTBE in some groundwater supplies in California and other U.S. states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        In August 2005, the Energy Policy Act of 2005 was signed into law. The new law will likely have an adverse impact on our MTBE business in the U.S., although a full evaluation of the law's provisions is underway and the extent of potential impacts, if any, is unclear. The new legislation mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments, and the combination of these two provisions could substantially reduce the market for MTBE in the U.S. However, unlike previously proposed federal legislation, the new law does not purport to ban the use of MTBE as a motor vehicle fuel additive. Thus, we do not believe it will prevent us from either manufacturing MTBE in our plants or offering MTBE for sale in the U.S. A significant reduction in demand for our MTBE could result in a material loss in revenues or material costs or expenditures. As an alternative to selling our MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or Latin America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In September 2002, the EU issued a final risk assessment report on MTBE. No ban of MTBE was recommended for Europe, although several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. We have not been named as a defendant in any litigation concerning the environmental effects of MTBE. However, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations, financial position or liquidity.

19.   Other Operating Expense

        Other operating expense consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Foreign exchange losses (gains)	$0.8	$4.6	$38.6	$(4.3)
Legal and contract settlements, net	—	15.3	—	17.1
Other, net	4.5	7.7	11.4	7.3

Total other operating expense	$5.3	$27.6	$50.0	$20.1

20.   Other Expense

        Other expense consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss on early extinguishment of debt	$(2.0)	$(2.3)	$(235.0)	$(4.2)
Other, net	(0.5)	0.2	(0.8)	0.3

Total other expense	$(2.5)	$(2.1)	$(235.8)	$(3.9)

21.   Stock-Based Compensation Plans

        We have one stock-based compensation plan, described below. The compensation cost that has been charged against income for that plan was $2.8 million and $3.8 million for the three and six months ended June 30, 2005, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was nil for both the three and six months ended June 30, 2005. No compensation cost was recorded for stock-based compensation plans prior to January 1, 2005.

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by shareholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2005, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the stock of comparable companies and other factors. The expected term of options granted is estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Dividend yield	0.0%	N/A	0.0%	N/A
Expected volatility	22.4%	N/A	22.4%	N/A
Risk-free interest rate	3.9%	N/A	3.9%	N/A
Expected life of stock options granted during the period	6 years	N/A	6 years	N/A

N/A—not applicable

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2005, and changes during the six months then ended is presented below:

Stock Options

Option Awards	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2005	—	$—
Granted	2,377	22.99
Exercised	—	—
Forfeited/Expired	(98)	23.00

Outstanding at June 30, 2005	2,279	$22.99	9.67	$—

Exercisable at June 30, 2005	—	$—	—	$—

        The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2005 was $5.87 and $7.14, respectively. No option awards were exercised during both the three and six months ended June 30, 2005. No option awards were granted prior to January 1, 2005.

        A summary of the status of our nonvested shares as of June 30, 2005, and changes during the six months ended June 30, 2005, is presented below:

Nonvested shares

	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	—	$—
Granted	784	22.99
Vested	—	—
Forfeited/Expired	(14)	23.00

Nonvested at June 30, 2005	770	$22.99

        As of June 30, 2005, there was $15.0 million of total unrecognized compensation cost related to nonvested shares compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The total fair value of shares vested during both the three and six months ended June 30, 2005 was nil.

22.   Income Taxes

        Income tax expense was $29.0 million and $61.1 million for the three and six months ended June 30, 2005 respectively and $5.5 million and $10.4 million for the same periods in 2004. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

        Our effective income tax rate was 15.9% and 38.1% for the three and six months ended June 30, 2005 as compared to (3.1)% and (4.0)% for the same periods in 2004. Excluding the impact of the charge for loss on early extinguishment of debt of $235 million, for which no tax benefit was recognized, our adjusted effective income tax rates would have been 15.7% and 15.5% for the three and six months ended June 30, 2005 respectively. These adjusted effective tax rates of 15.7% and 15.5% are significantly lower than the U.S. statutory rate of 35% due to our mix of earnings occurring in tax jurisdictions where no tax expense is provided due to the recognition of tax benefits associated with loss carryforwards.

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

23.   Discontinued Operations

        During the second quarter of 2005, we concluded negotiations to sell our toluene di-isocyanate ("TDI") business to BASF, effective July 6, 2005. The sale involves the transfer of our TDI customer list and sales contracts. We further agreed to discontinue the use of our remaining TDI assets, including our Geismar, Louisiana TDI manufacturing equipment. TDI has been accounted for as a discontinued operation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived

Assets." Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (dollars in millions):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues	$9.8	$18.2	$23.4	$36.2
Costs and expenses	(13.8)	(19.1)	(30.0)	(37.9)
Loss on pending disposal	(36.4)	—	(36.4)	—

Operating loss	(40.4)	(0.9)	(43.0)	(1.7)
Income tax expense	—	—	—	—

Loss from discontinued operations, net of tax	$(40.4)	$(0.9)	$(43.0)	$(1.7)

        The loss on pending disposal of $36.4 million includes an impairment of long-lived assets. The remaining net book value of the TDI assets is not significant. We expect to incur approximately $2 million of additional costs related to the TDI transaction by the end of the second quarter of 2006. The TDI business is reported in our Polyurethanes operating segment in the accompanying condensed consolidated financial statements.

24.   Net Income (Loss) per Share

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share reflects potential dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted.

        In connection with our initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for the HMP Warrants. Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. In addition, we issued stock options, restricted stock and phantom stock in connection with the initial public offering of common stock (see "Note 21—Stock-Based Compensation Plans"). All share and per share data reflected in these consolidated financial statements have been retroactively restated to give effect to the shares and stock-based awards issued in connection with the initial public offering and the shares issued in connection with the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period.

        Basic and diluted income (loss) per share is calculated as follows (in millions, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted income (loss) from continuing operations available to common stockholders (numerator):
Income (loss) from continuing operations	$153.1	$(184.5)	$99.3	$(268.5)
Preferred stock dividends	—	(21.9)	(43.1)	(43.8)

Income (loss) from continuing operations available to common stockholders	$153.1	$(206.4)	$56.2	$(312.3)

Basic and diluted net income (loss) available to common stockholders (numerator):
Net income (loss)	$112.7	$(185.4)	$56.3	$(270.2)
Preferred stock dividends	—	(21.9)	(43.1)	(43.8)

Net income (loss) available to common stockholders	$112.7	$(207.3)	$13.2	$(314.0)

Shares (denominator):
Weighted average shares outstanding	220,451,484	220,451,484	220,451,484	220,451,484
Dilutive securities:
Preferred stock conversion	12,499,925	—	—	—
Stock-based awards	3,721	—	34,041	—

Total dilutive shares outstanding assuming conversion	232,955,130	220,451,484	220,485,525	220,451,484

        Additional stock-based awards of 3,028,721 shares, and 2,302,638 shares of stock were outstanding during the three and six months ended June 30, 2005, respectively. In addition, the preferred stock would have converted into 12,499,925 shares of common stock. However, these stock-based awards and the preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

25.   Operating Segment Information

        We report our operations through six operating segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TPU, polyols, aniline, PO and MTBE
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses
Pigments	Titanium dioxide
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene, MTBE, benzene, cyclohexane and paraxylene

        Sales between segments are generally recognized at external market prices and are eliminated in the consolidation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Sales:
Polyurethanes	$908.7	$715.7	$1,802.0	$1,337.2
Advanced Materials	310.5	287.6	622.0	572.3
Performance Products	534.3	451.2	1,055.0	906.0
Pigments	267.7	278.1	530.9	533.1
Polymers	408.2	324.2	821.8	638.7
Base Chemicals	1,110.9	911.2	2,297.9	1,770.3
Eliminations	(200.8)	(214.0)	(440.8)	(382.8)

Total	$3,339.5	$2,754.0	$6,688.8	$5,374.8

Segment EBITDA(1):
Polyurethanes	$155.6	$100.0	$341.3	$172.8
Advanced Materials(2)	45.2	39.2	94.2	70.4
Performance Products	65.6	16.0	132.5	51.4
Pigments	24.6	(83.4)	63.9	(75.8)
Polymers	32.5	0.2	77.4	19.1
Base Chemicals	81.5	81.2	243.1	134.5
Corporate and other(3)	(38.7)	(36.7)	(344.9)	(48.0)

Total	$366.3	$116.5	$607.5	$324.4

Segment EBITDA(1)	$366.3	$116.5	$607.5	$324.4
Interest expense	(101.1)	(144.9)	(240.7)	(304.9)
Income tax expense	(29.0)	(5.5)	(61.1)	(10.4)
Depreciation and amortization	(123.5)	(151.5)	(249.4)	(279.3)

Net income (loss)	$112.7	$(185.4)	$56.3	$(270.2)

(1)
Segment EBITDA is defined as net income (loss) before interest, income tax and depreciation and amortization.

(2)
Beginning in the second quarter of 2005, we began reporting foreign exchange gains or losses and allocated corporate overhead relating to the Advanced Materials segment in Corporate and other in order to be consistent with the EBITDA presentation of our other segments. All prior period amounts have been reclassified to conform with the current presentation.

(3)
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

Certain Defined Terms

        "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to the "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "HMP" refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that has been merged into our Company), "HLLC" or "Huntsman LLC" refers to Huntsman LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries, "Huntsman Specialty" refers to Huntsman Specialty Chemicals Corporation (a 100% owned subsidiary of HLLC), "HCCA" refers to Huntsman Chemical Company Australia Pty. Ltd. (a 100% owned indirect subsidiary of HLLC) and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC (a subsidiary, which as of June 30, 2005, is owned 58% by us and 42% by HLLC) and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC (a 100% owned subsidiary of HIH) and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC (our 90.3% owned indirect subsidiary) and, unless the context otherwise requires, its subsidiaries, "Vantico" refers to Vantico Group S.A. (a 100% owned subsidiary of AdMat) and, unless the context otherwise requires, its subsidiaries, "Investments Trust" refers to HMP Equity Trust (59% holder of our common stock), "Huntsman Family Holdings" refers to Huntsman Family Holdings LLC (an owner with MatlinPatterson of Investments Trust), "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B L.P. (collectively, an owner with Huntsman Family Holdings of Investments Trust), and "ICI" refers to Imperial Chemical Industries PLC (a former indirect owner of certain of HIH's membership interests) and its subsidiaries.

Overview

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. We operate manufacturing facilities located around the world. Our businesses benefit from significant vertical integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the six months ended June 30, 2005 and 2004 of $6,688.8 million and $5,374.8 million, respectively.

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

        Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of our products for other materials across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in even stronger demand and higher industry capacity utilization rates for many of our key products, including MDI. For the six months ended June 30, 2005, the profitability of our Polyurethanes and Advanced Materials segments improved due to increased demand in several of our key industrial end markets. This has allowed us to increase selling prices, which has more than offset increases in the cost of our primary raw materials, including benzene, propylene and chlorine.

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

        In our Performance Products segment, demand for our performance specialties has generally grown at rates in excess of gross domestic product ("GDP") growth rates as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable. On average, maleic anhydride demand grows at a slightly higher rate than GDP; however, given its dependence on the construction market, maleic anhydride growth rates can be cyclical.

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

        The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. In recent years, the industry has operated in a down cycle that resulted from significant new capacity additions, weak demand reflecting soft global economic conditions and high crude oil and natural gas-based raw material costs. Despite continued high feedstock costs, the profitability of our Polymers and Base Chemicals segments declined during the three months ended June 30, 2005, as average selling prices and profit margins fell in most of our product lines.

Recent Developments

Proposed Merger of Huntsman LLC into Huntsman International LLC and Proposed New Credit Facility

        In July 2005, we obtained the required consents from the holders of Huntsman LLC's senior secured notes and senior notes to amend certain provisions in the indentures governing these notes. The amendments will facilitate the proposed merger of Huntsman LLC with and into HI. The amendments include, among other things, the increase in the amount of secured indebtedness Huntsman LLC can incur. In addition, with respect to Huntsman LLC's senior secured notes, the amendment also provides for the elimination of stock pledges of subsidiaries as collateral under the applicable indentures.

        The proposed merger of Huntsman LLC with and into HI will help simplify our financing and reporting structure and is expected to facilitate other organizational efficiencies. We have recently completed the syndication of the proposed new secured credit facility for the merged company. The proposed secured credit facility is expected to be comprised of a $1.85 billion term loan due 2012 and a $650 million revolving loan facility due 2011. Initial interest rate margins under the proposed secured credit facility are contemplated to be at LIBOR plus 1.75%. In addition, we have received a commitment to temporarily expand the commercial paper facility that is part of our accounts receivable securitization program by $50 million from $125 million to $175 million. Proceeds from the new credit facility, together with the expected increase in borrowings under the accounts receivable securitization program, will be used to repay outstanding borrowings under HI's existing senior secured credit facilities, Huntsman LLC's senior secured credit facilities and certain other debt. We expect to complete the merger and related financing in the third quarter of 2005. However, there can be no assurances that the new facility will be obtained. If the credit facility is not obtained, the proposed merger will not occur.

        The following tables provide a summary of our structure before and after the proposed merger:

(1)
Represents Huntsman Corporation's equity in Huntsman Advanced Materials LLC. The balance of the equity is owned by third parties, including affiliates of SISU Capital Limited.

        AdMat is not involved in the proposed merger and will remain our separately financed subsidiary. However, the consents we solicited in connection with the proposed merger of Huntsman LLC with and into HI would also facilitate the merger of AdMat into the merged company under certain conditions should we choose to pursue such a merger in the future.

Redemption of HLLC Notes and Huntsman Specialty's Subordinate Note

        On August 2, 2005, Huntsman LLC issued a notice of redemption for its 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of

$59.3 million as of June 30, 2005 in accordance with the amended and restated indenture governing the HLLC Notes. Accordingly, at the time of the merger of Huntsman LLC with and into HI, Huntsman LLC will deliver funds to the trustee sufficient to redeem the HLCC Notes in full on September 1, 2005. Huntsman LLC has also given notice that it intends to redeem the $106.6 million outstanding principal amount of Huntsman Specialty's subordinated note, in full, at the time of the proposed merger of Huntsman LLC with and into HI.

Partial Redemption of AdMat Floating Rate Notes

        On June 13, 2005, AdMat issued a notice of a partial redemption to redeem $50 million aggregate principal amount of its floating rate notes due 2008. On July 15, 2005, AdMat completed the partial redemption and paid call premiums in the amount of $2.5 million. Following this redemption, AdMat has $50 million aggregate principal amount of its floating rate notes outstanding.

Sale of TDI Business

        On July 6, 2005, we sold our toluene di-isocyanate ("TDI") business to BASF. The sale involved the transfer of our TDI customer list and sales contracts. The TDI business has been accounted for as a discontinued operation. Please see footnote 23—"Discontinued Operations" in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

        The following sets forth the consolidated results of operations for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2005	2004		2005	2004
Revenues	$3,339.5	$2,754.0	21%	$6,688.8	$5,374.8	24%
Cost of goods sold	2,830.0	2,420.0	17%	5,590.2	4,761.1	17%

Gross profit	509.5	334.0	53%	1,098.6	613.7	79%
Operating expenses	205.6	214.2	(4)%	432.2	399.5	8%
Restructuring and plant closing costs	18.8	150.5	(88)%	29.2	159.2	(82)%

Operating income (loss)	285.1	(30.7)	NM	637.2	55.0	NM
Interest expense, net	(101.1)	(144.9)	(30)%	(240.7)	(304.9)	(21)%
Loss on sale of accounts receivable	(2.4)	(3.0)	(20)%	(5.6)	(6.5)	(14)%
Equity in income of unconsolidated affiliates	2.9	2.4	21%	5.2	3.1	68%
Other expense	(2.5)	(2.1)	24%	(235.8)	(3.9)	NM

Income (loss) from continuing operations before income taxes and minority interest	182.0	(178.3)	NM	160.3	(257.2)	NM
Income tax expense	(29.0)	(5.5)	427%	(61.1)	(10.4)	488%
Minority interests in subsidiaries' income (loss)	0.1	(0.7)	NM	0.1	(0.9)	NM
Loss from discontinued operations, net(1)	(40.4)	(0.9)	NM	(43.0)	(1.7)	NM

Net income (loss)	112.7	(185.4)	NM	56.3	(270.2)	NM
Interest expense, net	101.1	144.9	(30)%	240.7	304.9	(21)%
Income tax expense	29.0	5.5	427%	61.1	10.4	488%
Depreciation and amortization	123.5	151.5	(18)%	249.4	279.3	(11)%

EBITDA(2)	$366.3	$116.5	214%	$607.5	$324.4	87%

NM—Not meaningful

        Included in EBITDA are the following items of (expense) income:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Loss on early extinguishment of debt	$(2.0)	$(2.3)	$(235.0)	$(4.2)
Legal and contract settlement expense, net	—	(15.3)	—	(17.1)
Loss on sale of accounts receivable	(2.4)	(3.0)	(5.6)	(6.5)
Loss from discontinued operations, net	(40.4)	(0.9)	(43.0)	(1.7)
Restructuring and plant closing costs:
Polyurethanes	(2.2)	(18.1)	(4.1)	(22.9)
Advanced Materials	0.6	—	0.6	—
Performance Products	(0.3)	(20.9)	(1.3)	(20.9)
Pigments	(14.3)	(104.2)	(17.3)	(108.1)
Polymers	(1.0)	(5.1)	(2.9)	(5.1)
Base Chemicals	(1.6)	(2.2)	(4.3)	(2.2)
Corporate and Others	—	—	0.1	—

Total restructuring and plant closing costs	(18.8)	(150.5)	(29.2)	(159.2)

Total	$(63.6)	$(172.0)	$(312.8)	$(188.7)

(1)
Amounts in 2005 include a loss on pending disposal of discontinued operations of $36.4 million.

(2)
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

  We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net income (loss) and to our cash provided by operations:

	Six months ended June 30,
			Percent Change
	2005	2004
EBITDA	$607.5	$324.4	87%
Depreciation and amoritization	(249.4)	(279.3)	(11)%
Interest expense, net	(240.7)	(304.9)	(21)%
Income tax expense	(61.1)	(10.4)	488%

Net income (loss)	56.3	(270.2)	(121)%
Depreciation and amortization expense	249.4	279.3	(11)%
Non-cash restructuring and plant closing costs	0.1	81.1	NM
Non-cash interest	37.6	60.2	(35)%
Deferred income tax	28.1	18.3	54%
Loss on early extinguishment of debt	235.0	4.2	NM
Loss on pending disposal of discontinued operations	36.4	—	NM
Unrealized gains (losses) on foreign currency transactions	12.6	(13.5)	NM
Other, net	(18.4)	0.6	NM
Changes in operating assets and liabilities	(182.2)	(114.0)	61%

Net cash provided by operating activites	$454.9	$46.0	792%

NM—Not Meaningful

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

        For the three months ended June 30, 2005, we had net income of $112.7 million on revenues of $3,339.5 million compared to a net loss of $185.4 million on revenues of $2,754.0 million for the same period in 2004. The increase of $298.1 million in net income was the result of the following items:

  •
  Revenues for the three months ended June 30, 2005 increased by $585.5 million, or 21%, from the same period in 2004 due principally to higher average selling prices in all of our operating segments. For details of our changes in selling prices and sales volumes from the prior period, see the discussion by operating segment below.

  •
  Gross profit for the three months ended June 30, 2005 increased by $175.5 million, or 53%, from the same period in 2004. This increase in gross profit, which occurred in all our segments, was mainly due to higher margins as average selling prices increased more than raw material and energy costs in the 2005 period as compared to the 2004 period.

  •
  Operating expenses for the three months ended June 30, 2005 decreased by $8.6 million, or 4%, from the same period in 2004, primarily due to decreased foreign currency transaction losses.

  •
  Restructuring and plant closing costs for the three months ended June 30, 2005 decreased to $18.8 million from $150.5 million in the 2004 period. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the three months ended June 30, 2005 decreased by $43.8 million, or 30%, from the same period in 2004 primarily due to lower average debt balances resulting from the repayment of debt from the proceeds of our initial public offering on February 16, 2005.

  •
  Income tax expense increased by $23.5 million to $29.0 million for the three months ended June 30, 2005 as compared to $5.5 million for the same period in 2004. Increased income tax expense was primarily due to increases in pre-tax income. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our effective income tax rate was 15.9% for the three months ended June 30, 2005 as compared to (3.1)% for the same period in 2004. Excluding the impact of the charge for loss on early extinguishment of debt of $235.0 million, for which no tax benefit was recognized, our adjusted effective income tax rate would have been 15.7% for the three months ended June 30, 2005. The adjusted effective tax rate of 15.7% is significantly lower than the U.S. statutory rate of 35% due to our mix of earnings occurring in tax jurisdictions where no tax expense is provided due to the recognition of tax benefits associated with loss carryforwards.

  •
  The loss from discontinued operations represents the operating results and loss on pending disposal of our TDI business. During the second quarter of 2005, we recorded an after-tax loss on pending disposal of $36.4 million.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended June 30,
			Percent Change
	2005	2004
	(in millions)
Revenues
Polyurethanes	$908.7	$715.7	27%
Advanced Materials	310.5	287.6	8%
Performance Products	534.3	451.2	18%
Pigments	267.7	278.1	(4)%
Polymers	408.2	324.2	26%
Base Chemicals	1,110.9	911.2	22%
Eliminations	(200.8)	(214.0)	(6)%

Total	$3,339.5	$2,754.0	21%

Segment EBITDA
Polyurethanes	$155.6	$100.0	56%
Advanced Materials	45.2	39.2	15%
Performance Products	65.6	16.0	310%
Pigments	24.6	(83.4)	129%
Polymers	32.5	0.2	NM
Base Chemicals	81.5	81.2	—
Corporate and other	(38.7)	(36.7)	5%

Total	$366.3	$116.5	214%

NM—Not meaningful

Polyurethanes

        For the three months ended June 30, 2005, Polyurethanes revenues increased by $193.0 million, or 27%, as compared to the same period in 2004, primarily as a result of increased MDI revenues. MDI revenues increased 39%, resulting from 42% higher average selling prices. The increase in MDI average selling prices was due to the combination of strong growth in higher value applications, a continued strong supply/demand position, the strength of the major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. MDI sales volumes were 2% lower due to planned maintenance outages in the 2005 period. Average selling prices of propylene oxide ("PO") and the co-product, MTBE, were also higher.

        For the three months ended June 30, 2005, Polyurethanes segment EBITDA increased by $55.6 million, or 56%, to $155.6 million from $100.0 million in the same period in 2004. Segment EBITDA increased primarily as a result of higher contribution margins, as average selling prices more than offset increases in raw material and energy costs. In addition, our Polyurethanes segment recorded restructuring and plant closing costs of $2.2 million in the three months ended June 30, 2005 as compared to $18.1 million in the same period in 2004, a net decrease of $15.9 million. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. During the three months ended June 30, 2005, our Polyurethanes segment recorded a $36.4 million loss on the pending disposal of its TDI business, while the operating loss relating to TDI was $4.0 million.

Advanced Materials

        Advanced Materials revenues for the three months ended June 30, 2005 increased by $22.9 million, or 8%, to $310.5 million from $287.6 million, as compared to the same period in 2004, primarily attributable to a 13% increase in average selling prices, with sales volumes down 4%. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand and higher raw material costs. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, which were more than offset by lower sales volumes of basic epoxy resins in the coatings, construction and adhesives markets and reduced volumes of electronic laminates products in the power and electronics markets.

        Advanced Materials EBITDA for the three months ended June 30, 2005 of $45.2 million increased by 15% as compared to EBITDA of $39.2 million for the same period in 2004. Margins improved on higher revenues and an improved product mix resulting from increased sales volumes of higher margin adhesives, power and design and composite engineering applications, which more than offset higher raw material and manufacturing costs.

Performance Products

        For the three months ended June 30, 2005, Performance Products revenues increased by $83.1 million, or 18%, as compared to the same period in 2004 primarily as a result of higher average selling prices for all major products lines, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 26% in response to higher raw material and energy costs, improved market conditions and the strength of the major European currencies versus the U.S. dollar. Sales volumes declined by 6%, principally due to lower sales of certain surfactants and continuing weak market conditions for LAB.

        For the three months ended June 30, 2005, Performance Products segment EBITDA increased by $49.6 million, or 310%, as compared to the same period in 2004, resulting primarily from higher margins as average selling prices increased more than raw material and energy costs and lower restructuring and plant closing costs. During the three months ended June 30, 2005 and 2004, the Performance Products segment recorded restructuring and plant closing charges of $0.3 million and $20.9 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Pigments

        For the three months ended June 30, 2005, Pigments revenues decreased by $10.4 million, or 4%, as compared to the same period in 2004, resulting principally from a 15% reduction in sales volumes, offset in part by a 12% increase in average selling prices. Sales volumes were lower due to the restructuring of our Grimsby, U.K. and Umbogintwini, South Africa facilities during 2004 and due to lower end-use demand, particularly in Europe. Average selling prices increased in all regions and benefited from the strengthening of the major European currencies versus the U.S. dollar as well as price increase initiatives implemented during the second half of 2004 and early 2005.

        Pigments segment EBITDA for the three months ended June 30, 2005 increased by $108.0 million to income of $24.6 million from a loss of $83.4 million for the same period in 2004. This increase in EBITDA was primarily a result of lower restructuring charges, a $14.9 million decrease in legal costs and settlement amounts associated with Discoloration Claims and higher average selling prices, offset in part by an $8.7 million non-cash charge related to the treatment of a purchase contract. During the three months ended June 30, 2005 and 2004, our Pigments segment recorded restructuring and plant closing charges of $14.3 million and $104.2 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

Polymers

        For the three months ended June 30, 2005, Polymers revenues increased by $84.0 million, or 26%, as compared to the same period in 2004, due mainly to 31% higher average selling prices. Average selling prices were higher primarily due to tighter market conditions and in response to higher raw material and energy costs. Sales volumes decreased by 2%.

        For the three months ended June 30, 2005, Polymers segment EBITDA increased by $32.3 million to $32.5 million from $0.2 million for the same period in 2004. This increase resulted primarily from higher contribution margins, as average selling prices increased more than raw material and energy costs, and also from lower restructuring costs. During the three months ended June 30, 2005 and 2004, our Polymers segment recorded restructuring and plant closing charges of $1.0 million and $5.1 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

Base Chemicals

        For the three months ended June 30, 2005, Base Chemicals revenues increased by $199.7 million, or 22%, as compared to the same period in 2004. This increase was due mainly to a 24% increase in average selling prices, partially offset by a 2% decrease in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs. Sales volume decreases were driven by lower internal consumption due to planned maintenance outages at certain of our downstream derivative business units.

        For the three months ended June 30, 2005, Base Chemicals segment EBITDA remained relatively unchanged at $81.5 million as compared to $81.2 million for the same period in 2004. Higher average selling prices and lower restructuring and plant closing costs were offset by increased raw material and energy costs. During the three months ended June 30, 2005 and 2004, our Base Chemicals segment recorded restructuring charges of $1.6 million and $2.2 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, losses on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries' (income) loss. For the three months ended June 30, 2005, EBITDA from corporate and other items decreased by $2.0 million to a loss of $38.7 million from a loss of $36.7 million for the same period in 2004. The decrease in 2005 EBITDA resulted primarily from higher unallocated foreign currency transaction losses.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

        For the six months ended June 30, 2005, we had net income of $56.3 million on revenues of $6,688.8 million compared to a net loss of $270.2 million on revenues of $5,374.8 million for the same period in 2004. The increase of $326.5 million in net income was the result of the following items:

  •
  Revenues for the six months ended June 30, 2005 increased by $1,314.0 million, or 24%, from the same period in 2004 due principally to higher average selling prices in all of our operating segments. For details of our changes in selling prices and sales volumes from the prior period, see the discussion by operating segment below.

  •
  Gross profit for the six months ended June 30, 2005 increased by $484.9 million, or 79%, from the same period in 2004. This increase in gross profit, which occurred in all our segments, was mainly due to higher margins as average selling prices increased more than raw material and energy costs in the 2005 period as compared to the 2004 period.

  •
  Operating expenses for the six months ended June 30, 2005 increased by $32.7 million, or 8% from the same period in 2004, in response primarily to an increase in foreign currency transaction losses resulting from the strength of the major European currencies and the Australian dollar versus the U.S. dollar.

  •
  Restructuring and plant closing costs for the six months ended June 30, 2005 decreased to $29.2 million from $159.2 million in the 2004 period. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the six months ended June 30, 2005 decreased by $64.2 million, or 21%, from the same period in 2004 primarily due to lower average debt balances resulting from the repayment of debt from the proceeds of our initial public offering on February 16, 2005.

  •
  Other expense for the six months ended June 30, 2005 increased by $231.9 million to $235.8 million from $3.9 million for the same period of 2004. The increase was due to a $230.8 million increase in loss on early extinguishment of debt.

  •
  Income tax expense increased by $50.7 million to $61.1 million for the six months ended June 30, 2005 as compared to $10.4 million for the same period in 2004. Increased income tax expense was primarily due to increases in pre-tax income. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our effective income tax rate was 38.1% for the six months ended June 30, 2005 as compared to (4.0)% for the same period in 2004. Excluding the impact of the charge for loss on early extinguishment of debt of $235.0 million, for which no tax benefit was recognized, our adjusted effective income tax rates would have been 15.5% for the six months ended June 30, 2005. The adjusted effective tax rate of 15.5% is significantly lower than the U.S. statutory rate of 35% due to our mix of earnings occurring in tax jurisdictions where no tax expense is provided due to the recognition of tax benefits associated with loss carryforwards.

  •
  The loss from discontinued operations represents the operating results and loss on pending disposal of our TDI business. During the second quarter of 2005, we recorded an after-tax loss on pending disposal of $36.4 million.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Six months ended June 30,
			Percent Change
	2005	2004
	(in millions)
Revenues
Polyurethanes	$1,802.0	$1,337.2	35%
Advanced Materials	622.0	572.3	9%
Performance Products	1,055.0	906.0	16%
Pigments	530.9	533.1	—
Polymers	821.8	638.7	29%
Base Chemicals	2,297.9	1,770.3	30%
Eliminations	(440.8)	(382.8)	15%

Total	$6,688.8	$5,374.8	24%

Segment EBITDA
Polyurethanes	$341.3	$172.8	98%
Advanced Materials	94.2	70.4	34%
Performance Products	132.5	51.4	158%
Pigments	63.9	(75.8)	(184)%
Polymers	77.4	19.1	305%
Base Chemicals	243.1	134.5	81%
Corporate and other	(344.9)	(48.0)	NM

Total	$607.5	$324.4	87%

NM—Not meaningful

Polyurethanes

        For the six months ended June 30, 2005, Polyurethanes revenues increased by $464.8 million, or 35%, as compared to the same period in 2004, primarily due to higher average selling prices for MDI. MDI revenues increased by 42%, resulting from 43% higher average selling prices and 1% lower sales volumes, resulting from capacity constraints related to scheduled turnarounds and inspections. In addition, average selling prices and sales volumes of PO and the co-product, MTBE, were also higher. The increase in MDI average selling prices is a result of the combination of solid growth in higher value applications, a continued strong supply/demand position, the strength of the major European currencies versus the U.S. dollar and in response to higher raw material and energy costs.

        For the six months ended June 30, 2005, Polyurethanes segment EBITDA increased by $168.5 million, or 98%, as compared to the same period in 2004. Segment EBITDA increased primarily as a result of higher contribution margins, as increases in average selling prices more than offset increases in raw material and energy costs. In addition, our Polyurethanes segment recorded restructuring and plant closing costs of $4.1 million in the six months ended June 30, 2005 as compared to $22.9 million in the same period in 2004, a net decrease of $18.8 million. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below. During the six months ended June 30, 2005, our Polyurethanes segment recorded a $36.4 million loss on the pending disposal of its TDI business, while the operating loss relating to TDI was 6.6 million.

Advanced Materials

        Advanced Materials revenues for the six months ended June 30, 2005 increased by $49.7 million, or 9%, to $622.0 million from $572.3 million, as compared to the same period in 2004, primarily attributable to an 11% increase in average selling prices, with sales volumes down 2%. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand and higher raw material costs. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, more than offset by lower sales volumes of basic epoxy resins in the coatings, construction and adhesives markets and strongly reduced volumes of electronic laminates products in the power and electronics markets.

        Advanced Materials EBITDA for the six months ended June 30, 2005 increased by $23.8 million or 34% as compared to the same period in 2004. Margins improved on higher revenues and an improved product mix resulting from increased sales volumes of higher margin adhesives, power and design and composite engineering applications.

Performance Products

        For the six months ended June 30, 2005, Performance Products revenues increased by $149.0 million, or 16%, as compared to the same period in 2004 primarily as a result of higher average selling prices for all major products lines, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by 23% in response to higher raw material and energy costs, improved market conditions and the strength of the major European currencies versus the U.S. dollar. Sales volumes declined by 6%, principally due to lower sales of certain surfactants and continuing weak market conditions for LAB.

        For the six months ended June 30, 2005, Performance Products segment EBITDA increased by $81.1 million, or 158%, as compared to the same period in 2004, primarily from higher margins as average selling prices increased more than raw material and energy costs and lower restructuring and plant closing costs. During the six months ended June 30, 2005 and 2004, the Performance Products segment recorded restructuring and plant closing charges of $1.3 million and $20.9 million. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Pigments

        For the six months ended June 30, 2005, Pigments revenues decreased slightly to $530.9 million as compared to $533.1 million for the same period in 2004. The reduction in revenues resulted principally from a 12% decrease in sales volumes, offset by a 12% increase in average selling prices. Sales volumes were lower due to the restructuring of our Grimsby, U.K. and Umbogintwini, South Africa facilities during 2004 and due to lower end-use demand, particularly in Europe. Average selling prices increased in all regions and benefited from the strengthening of the major European currencies versus the U.S. dollar as well as from price increase initiatives implemented during the second half of 2004 and early 2005.

        Pigments segment EBITDA for the six months ended June 30, 2005 increased by $139.7 million to income of $63.9 million from a loss of $75.8 million for the same period in 2004. The increase in segment EBITDA was primarily the result of a $90.8 million decrease in restructuring and plant closing charges, a $14.9 million decrease in legal costs and settlement amounts associated with Discoloration Claims and higher average selling prices, offset in part by an $8.7 million non-cash charge related to the treatment of a purchase contract. During the six months ended June 30, 2005 and 2004, our Pigments segment recorded restructuring and plant closing charges of $17.3 million and $108.1 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

Polymers

        For the six months ended June 30, 2005, Polymers revenues increased by $183.1 million, or 29%, as compared to the same period in 2004, due mainly to 36% higher average selling prices, offset somewhat by 5% lower sales volumes. Average selling prices were higher primarily due to tighter market conditions and higher raw material and energy costs. Sales volumes decreased principally due to lower demand for certain products and the closure of a phenol production plant in Australia.

        For the six months ended June 30, 2005, Polymers segment EBITDA increased by $58.3 million, or 305% as compared to the same period in 2004. Increased segment EBITDA resulted primarily from higher contribution margins as average selling prices increased more than raw material and energy costs. During the six months ended June 30, 2005 and 2004, our Polymers segment recorded restructuring and plant closing charges of $2.9 million and $5.1 million, respectively. For further discussion of restructuring activities, see "—Liquidity and Capital Resources—Restructuring and Plant Closing Costs" below.

Base Chemicals

        For the six months ended June 30, 2005, Base Chemicals revenues increased $527.6 million, or 30%, as compared to the same period in 2004. This increase was due mainly to a 32% increase in average selling prices and a 2% decrease in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs. Sales volume decreases were driven by lower internal consumption due to planned maintenance outages at certain of our downstream derivative business units.

        For the six months ended June 30, 2005, Base Chemicals segment EBITDA increased by $108.6 million, or 81%, as compared to the same period in 2004, primarily as a result of higher margins, as average selling prices increased more than raw material and energy costs. During the six months ended June 30, 2005 and 2004, our Base Chemicals segment recorded restructuring charges of $4.3 million and $2.2 million, respectively. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, losses on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries' (income) loss. For the six months ended June 30, 2005, EBITDA from corporate and other items decreased by $296.9 million to a loss of $344.9 million from a loss of $48.0 million for the same period in 2004. Lower EBITDA resulted primarily from $230.8 million higher losses on early extinguishment of debt in the six months ended June 30, 2005 as compared to the same period in 2004. In addition, we recorded unallocated foreign exchange losses of $31.3 million in the six months ended June 30, 2005 as compared to unallocated foreign exchange gains of $3.7 million in the same period in 2004.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $454.9 million and $46.0 million, respectively. The increase in cash provided by operations was primarily attributable to higher net income of $326.5 million. In addition, there were favorable variances in adjustments to reconcile net income (loss) to net cash provided by operations, including $36.4 million in loss on pending disposal of discontinued operations and $230.8 million in loss on early extinguishment of debt. These favorable variances were partially offset by unfavorable variances of

$81.0 million in non-cash restructuring and plant closing costs, $29.9 million in depreciation and amortization expense and a decrease of $68.2 million in changes in operating assets and liabilities.

        Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $177.8 million and $104.4 million, respectively. The variance was largely attributable to higher capital expenditures of $34.5 million resulting partly from increased capital expenditures in our Consolidated Chinese Splitting JV and in our LDPE facility being constructed in Wilton, UK. In addition, in connection with our initial public offering of the 5% mandatory convertible preferred stock on February 16, 2005, we prefunded our dividends through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million.

        Net cash (used in) provided by financing activities in the six months ended June 30, 2005 was ($263.2) million as compared to $40.9 million in the comparable period in 2004. This increase in net cash used in financing activities is mainly a result of voluntary repayments during the six months ended June 30, 2005 of term indebtedness of $174.9 million on our HI Senior Credit Facilities and $50 million on our HLLC Senior Credit Facilities from excess cash flow. In addition, net revolver borrowings decreased $53.0 million during the six months ended June 30, 2005 as compared to a net increase of $89.3 million in the comparable period of 2004. Furthermore, as a result of our initial public offering of common and preferred stock in the first quarter of 2005, we received $1,489.1 million of net proceeds of which approximately $1,360 million was used to repay principal amounts of indebtedness and approximately $105 million was used to pay premiums associated with such repayment of indebtedness.

Changes in Financial Condition

        The following information summarizes our working capital position as of June 30, 2005 and December 31, 2004 (dollars in millions):

	June 30, 2005	December 31, 2004	Increase (Decrease)	Percent Change
Current assets:
Cash and cash equivalents	$251.5	$243.5	$8.0	3%
Restricted cash	13.5	8.9	4.6	52%
Accounts and notes receivables, net	1,520.0	1,557.5	(37.5)	(2)%
Inventories, net	1,311.2	1,253.9	57.3	5%
Prepaid expenses	21.1	45.0	(23.9)	(53)%
Deferred income taxes	11.8	11.9	(0.1)	—
Other current assets	79.2	65.5	13.7	21%

Total current assets	3,208.3	3,186.2	22.1	—

Current liabilities:
Accounts payable	1,002.7	1,025.5	(22.8)	(2)%
Accrued liabilities	632.1	754.4	(122.3)	(16)%
Deferred income taxes	14.4	10.8	3.6	33%
Notes payable and current portion of long-term debt	78.0	37.5	40.5	108%

Total current liabilities	1,727.2	1,828.2	(101.0)	(6)%

Working capital	$1,481.1	$1,358.0	$123.1	9%

        From December 31, 2004 to June 30, 2005, our working capital increased by $123.1 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents balances of $8.0 million results from the matters identified in the Condensed Consolidated Statement of Cash Flows contained in our condensed consolidated financial statements included elsewhere in this report.

  •
  The decrease in other prepaid expenses of $23.9 million resulted primarily from a reduction in prepaid insurance.

  •
  Accrued liabilities decreased by $122.3 million primarily due to a reduction in various accruals, including such items as property taxes, restructuring and plant closing costs, and payroll costs, partially offset by increases in various miscellaneous accruals.

  •
  Notes payable and current portion of long-term debt increased by $40.5 million principally as a result of the current classification of the $50 million partial redemption of the AdMat Floating Rate Notes (as defined below).

Debt and Liquidity

  Secured Credit Facilities

  HLLC Credit Facilities

        On October 14, 2004, Huntsman LLC completed a $1,065 million refinancing of its senior secured credit facilities (as refinanced, the "HLLC Credit Facilities"). On June 27, 2005, Huntsman LLC made a $50 million voluntary prepayment under the term facility portion of the HLLC Credit Facilities. Following this prepayment, the HLLC Credit Facilities consist of a $350 million revolving credit facility due October 2009 (the "HLLC Revolving Facility") and a $665 million term loan B facility due March 2010 (the "HLLC Term Facility"). Proceeds of the refinancing were used to repay in full the outstanding borrowings under Huntsman LLC's prior senior secured credit facilities. The HLLC Term Facility has scheduled annual amortization payments of $6.7 million, commencing December 31, 2006 with the remaining balance due at maturity.

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

        As of June 30, 2005, the weighted average interest rates on the HLLC Credit Facilities was 6.3%, excluding the impact of interest rate hedges. As of June 30, 2005, the HLLC Revolving Facility and

HLLC Term Facility bear interest at LIBOR plus 2.25% per year and LIBOR plus 3.0% per year, respectively. In accordance with the HLLC Term Facility agreement, as a result of our initial public offering of common and preferred stock and the use of offering proceeds for the permanent reduction of indebtedness by Huntsman LLC, the HLLC Term Facility interest rate margin decreased from LIBOR plus 3.50% to LIBOR plus 3.0%.

        The agreements governing the HLLC Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change of control provisions; events of default provisions; and acceleration provisions. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Credit Facilities.

  HI Credit Facilities

        As of June 30, 2005, HI had senior secured credit facilities (the "HI Credit Facilities") which consisted of a revolving loan facility of up to $375 million maturing in September 2008 (the "HI Revolving Facility"), which includes a $50 million multicurrency revolving loan facility available in euros, GBP Sterling and U.S. dollars, and a term loan B facility consisting of a $1,082.5 million term portion and a € 41.6 million (approximately $50.2 million) term portion (the "HI Term Facility"). On March 24, 2005, and June 6, 2005, HI made voluntary repayments of $75 million and $100 million dollar equivalents, respectively, on the HI Term Facility. The maturity of the HI Term Facility is December 31, 2010; provided that the maturity will be accelerated to December 31, 2008 if HI has not refinanced all of the outstanding HI Senior Notes and the HI Subordinated Notes (as defined below) on or before December 31, 2008 on terms satisfactory to the administrative agent under the HI Credit Facilities. Scheduled amortization of the HI Term Facility is approximately $11.4 million per annum commencing June 30, 2006, with the remaining unpaid balance due at maturity. The HI Credit Facility allows HI to borrow up to $100 million secured by letters of credit; however, the $375 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. As of June 30, 2005, there were no loans outstanding on the HI Revolving Facility, and there were $6.9 million in letters of credit outstanding.

        Interest rates for the amended and restated HI Credit Facilities are based upon, at HI's option, either a eurocurrency rate (LIBOR) or a base rate (prime) plus the applicable spread. The applicable spreads vary based on a pricing grid, depending on the loan facility and whether specified conditions have been satisfied, in the case of eurocurrency-based term loans, from 2.25% to 2.50% for term loan B dollar loans per annum and from 3.00% to 3.25% for term loan B euro loans per annum, and, in the case of base rate term loans, from 1.00% to 1.25% for term B dollar loans per annum. The applicable spread for eurocurrency-based revolving loans ranges from 2.25% to 3.25% and for base rate revolving loans from 1.00% to 2.00%. As of June 30, 2005, the weighted average interest rates on the HI Credit Facilities was approximately 5.5%, excluding the impact of interest rate hedges.

        The HI Credit Facilities are secured by a first priority lien on substantially all HI's assets and all the assets of its domestic subsidiaries and certain of its foreign subsidiaries. The HI Credit Facilities are also guaranteed by HIH, HI's domestic subsidiaries and certain of HI's foreign subsidiaries (the "HI Guarantors").

        The agreements governing the HI Credit Facilities contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that HI is in compliance with the covenants of the HI Credit Facilities.

  AdMat Revolving Credit Facility

        On June 30, 2003, AdMat entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of AdMat's assets and those of certain of its subsidiaries. The collateral includes substantially all real property and equipment relating to AdMat's manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes intercompany notes of certain of AdMat's subsidiaries, and certain other assets, principally including inventory and accounts receivable. AdMat's obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of its U.S. subsidiaries and certain of its non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the AdMat Senior Secured Notes (as defined below) are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        On June 17, 2005, AdMat amended the AdMat Revolving Credit Facility. This amendment included, among other things, the extension of the facility's maturity date from June 30, 2007 to July 15, 2007, the reduction in interest rate margins and the elimination of pledges of capital stock in subsidiaries as collateral under the facility. Interest rates, at AdMat's option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 1.25% to 1.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 0.5% per annum. As of June 30, 2005, AdMat had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $4.0 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows AdMat to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility prior to its maturity date.

        The agreement governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt, and the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that AdMat is in compliance with the covenants of the AdMat Revolving Credit Facility.

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

        The HLLC Senior Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. At any time prior to October 15, 2006, we may redeem up to 35% of the original aggregate principal amount of the HLLC Senior Secured Notes at a redemption price of 111.625% with net cash proceeds of a qualified equity offering. As a result of our initial public offering of common and preferred stock, Huntsman LLC redeemed 35%, or approximately $159.4 million, of the aggregate principal amount of the HLLC Senior Secured Notes on February 28, 2005 and paid a call premium of approximately $18.5 million. Following this partial redemption of the HLLC Senior Secured Notes, there remain approximately $296.0 million in aggregate principal amount of the HLLC Senior Secured Notes outstanding.

        The indenture governing the HLLC Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Secured Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Secured Notes. For information with respect to the consent solicitation of holders of the HLLC Senior Secured Notes and the HLLC Senior Notes, see "—Recent Developments—Proposed Merger of Huntsman LLC Into Huntsman International LLC and Proposed New Credit Facility."

        On June 22, 2004, Huntsman LLC sold $300 million of its senior unsecured fixed rate notes that bear interest at 11.5% and mature on July 15, 2012 (the "HLLC Unsecured Fixed Rate Notes") and $100 million of its senior unsecured floating rate notes that bear interest at a rate equal to LIBOR plus 7.25% and mature on July 15, 2011 (the "HLLC Unsecured Floating Rate Notes," and together with the HLLC Unsecured Fixed Rate Notes, the "HLLC Senior Notes"). The interest rate on the HLLC Unsecured Floating Rate Notes as of June 30, 2005 was approximately 10.4%. Interest on the HLLC Unsecured Fixed Rate Notes is paid each January 15 and July 15 and is paid on the HLLC Unsecured Floating Rate Notes on the 15th of January, April, July and October. The proceeds from Huntsman LLC's offering of the HLLC Senior Notes were used to repay $362.9 million on its prior term loan B facility and $25 million to repay indebtedness at HCCA. See "—Other Debt" below. The HLLC Senior Notes are unsecured obligations and are guaranteed by the HLLC Guarantors.

        The HLLC Unsecured Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The HLLC Unsecured Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, Huntsman LLC may redeem up to 40% of the original aggregate principal amount of the HLLC Unsecured Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, Huntsman LLC may redeem up to 40% of the original aggregate principal amount of the HLLC Unsecured Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%. As a result of our initial public offering of common and preferred stock, we redeemed 34%, or approximately $102.0 million of combined aggregate principal amount of the HLLC Unsecured Fixed Rate Notes on March 14 and March 17, 2005 with combined call premiums of approximately $11.7 million. Following this partial redemption, there remain approximately $198.0 million in aggregate principal amount of the HLLC Unsecured Fixed Rate Notes outstanding.

        The indenture governing the HLLC Senior Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also requires Huntsman LLC to offer to repurchase the HLLC Senior Notes upon a change of control. Management believes that Huntsman LLC is in compliance with the covenants of the HLLC Senior Notes. For information with respect to the consent solicitation of holders of the HLLC Senior Secured Notes and the HLLC Senior Notes, see "—Recent Developments—Proposed Merger of Huntsman LLC Into Huntsman International LLC and Proposed New Credit Facility."

        Huntsman LLC's 9.5% fixed and variable subordinated notes due 2007 (the "HLLC Notes") with an outstanding principal balance of $59.3 million as of June 30, 2005 are unsecured subordinated obligations of Huntsman LLC and are junior in right of payment to all of its existing and future secured or unsecured senior indebtedness and effectively junior to any of its secured indebtedness to the extent that collateral secures such indebtedness. Interest is payable on the HLLC Notes semiannually on January 1 and July 1 at an annual rate of 9.5% on the fixed rate notes and LIBOR plus 3.25% on the floating rate notes. The HLLC Notes are redeemable at Huntsman LLC's option after July 2002 at a price declining from 104.75% to 100% of par value as of July 1, 2005. The weighted average interest rate on the floating rate notes was approximately 6.0% as of June 30, 2005. As a result of previously executed amendments to the indentures, virtually all the restrictive covenants contained in the indentures have been eliminated.

        On August 2, 2005, Huntsman LLC issued a notice of redemption for all of the outstanding HLLC Notes in accordance with the amended and restated indenture governing the HLLC Notes. Accordingly, at the time of the proposed merger of Huntsman LLC with and into HI, we will deliver sufficient funds to the trustee to redeem the HLLC Notes, in full, on September 1, 2005.

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

        As of December 31, 2004, following the December 31, 2004 partial redemption of the HI Senior Subordinated Notes due 2009, HI had outstanding $369 million and €373 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $544 million and €508 million of HI Senior Subordinated Notes plus $5.3 million of unamortized premium. As of June 30, 2005, HI had outstanding $366.1 million and €372.0 million of HI Senior Subordinated Notes due 2009 and $175 million and €135 million of HI Senior Subordinated Notes due 2015, for a combined total of $541.1 million and €507.0 million of HI Senior Subordinated Notes plus $4.3 million of unamortized premium. The $175 million and €135 million HI Senior Subordinated Notes due 2015 are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, which declines ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, HI may redeem up to 40% of the original aggregate principal amount of the $175 million and €135 million HI Senior Subordinated Notes due 2015 at redemption prices of 107.375% and 107.5% plus accrued and unpaid interest, respectively. The HI Senior Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The HI Senior Notes and the HI Senior Subordinated Notes contain covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. They also contain a change of control provision requiring HI to offer to repurchase the HI Senior Notes and the HI Subordinated Notes upon a change of control. Management believes that HI is in compliance with the covenants of the HI Senior Notes and the HI Senior Subordinated Notes.

        On December 10, 2004, HI entered into a cross-currency interest rate swap. The cross-currency interest rate swap requires HI to pay euros and receive U.S. dollars at the maturity date of January 1, 2010. The U.S. dollar notional amount is $175 million and bears interest at a fixed rate of 7.375%, payable semiannually on January 1 and July 1. The euro notional amount is approximately €132 million and bears interest at a blended fixed rate of approximately 6.63%, payable semiannually on January 1 and July 1.

  AdMat Senior Secured Notes

        In connection with the acquisition of our Advanced Materials business, on June 30, 2003, AdMat issued $250 million of fixed rate notes due 2010 ("AdMat Fixed Rate Notes") and $100 million of floating rate notes due 2008 ("AdMat Floating Rate Notes," and, collectively with the AdMat Fixed Rates Notes, the "AdMat Senior Secured Notes"). The $250 million AdMat Fixed Rate Notes bear a per annum fixed rate of interest of 11%, and the AdMat Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of June 30, 2005, the interest rate on the AdMat Floating Rate Notes was approximately 10.9%. Interest on the AdMat Floating Rate Notes resets semiannually. The $100 million AdMat Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the AdMat Floating Rate Notes. Interest is payable on the AdMat Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the AdMat Floating Rate Notes was approximately 11.1% as of June 30, 2005.

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

        The AdMat Fixed Rate Notes are redeemable on or after July 15, 2007 at AdMat's option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The AdMat Floating Rate Notes are redeemable on or after July 15, 2005 at AdMat's option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. On June 13, 2005, AdMat issued a notice of partial redemption to redeem $50 million aggregate principal amount of the AdMat Floating Rate Notes. On July 15, 2005, AdMat completed the partial redemption and paid call premiums in the amount of $2.5 million. Following this redemption, AdMat has $50 million aggregate principal amount of the AdMat Floating Rate Notes outstanding. At any time prior to July 15, 2007 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the AdMat Fixed Rate Notes and July 15, 2005 for the AdMat Floating Rate Notes, AdMat may redeem up to 35% of the original aggregate principal amount of the AdMat Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the AdMat Senior Secured Notes until their maturity date.

        The indenture governing the AdMat Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring AdMat to offer to repurchase the AdMat Senior Secured Notes upon a change of control. Management believes that AdMat is in compliance with the covenants of the indenture.

  Discount Notes

  HMP Senior Discount Notes and HMP Warrants

        On May 9, 2003, HMP issued units consisting of its 15% senior secured discount notes due 2008 (the "HMP Senior Discount Notes") with an accreted value of $423.5 million and 875,000 warrants to purchase approximately 12% of HMP's common stock (the "HMP Warrants"). Of the $423.5 million, $8.5 million was recorded to reflect a discount of 2%, $285.0 million was recorded as the initial carrying value for the HMP Senior Discount Notes and $130.0 million was recorded as the carrying value of the warrants. The HMP Senior Discount Notes were redeemable beginning November 15, 2004 at stipulated redemption prices declining from 107.5% to 100% of accreted value by May 15, 2007. On February 28, 2005, we used proceeds from our initial public offering of common and preferred stock to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million plus a redemption premium of $41.3 million.

        Each HMP Warrant entitled the holder to purchase 2.8094 shares of HMP's common stock for an exercise price of $0.01 per share. On August 7, 2004, HMP completed a 10 for 1 reverse stock split which reduced the number of shares outstanding as of that date from 18,027,214 to 1,802,721. As a result of this reverse stock split, the holders of the HMP Warrants were entitled to purchase 0.28094 shares for each warrant held at an exercise price of $0.10 per share. In connection with our initial public offering, we gave notice to all holders of the outstanding HMP Warrants to exercise our rights under the terms of the HMP Warrants to require all such warrants to be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrant exchange effective on March 14, 2005, 19.57 shares of common stock were issued in exchange for each HMP Warrant resulting in the issuance of an aggregate of approximately 16.8 million shares of our common stock in exchange for the outstanding HMP Warrants. The common stock issued in exchange for the HMP Warrants is restricted and is subject to the terms of a lock-up agreement and other applicable legal limitations on the sale of unregistered securities.

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

  Other Debt

  Huntsman LLC

        Huntsman Specialty's subordinated note, in the aggregate principal amount of $75.0 million, accrued interest until April 15, 2002 at 7% per annum. Pursuant to the note agreement, effective April 15, 2002, all accrued interest was added to the principal of the note for a total principal amount of $106.6 million. Such principal balance will be payable in a single installment on April 15, 2008. Interest has been payable quarterly in cash, commencing July 15, 2002. For financial reporting purposes, the note was initially recorded at its estimated fair value of $58.2 million, based on prevailing market rates as of the effective date. As of June 30, 2005 and December 31, 2004, the unamortized discount on the note was $4.6 million and $5.4 million, respectively. We have given notice that we intend to redeem these notes, in full, at the time of the proposed merger of Huntsman LLC with and into HI.

        Huntsman Corporation Australia Pty Ltd. ("HCA"), Huntsman LLC's indirect Australian subsidiary that holds its Australian surfactants assets, maintains credit facilities (the "HCA Facilities"). As of June 30, 2005, borrowings under the HCA Facilities totaled A$62.4 million ($47.2 million), which include A$41.0 million ($31.1 million) on the term loan facility and A$21.4 million ($16.1 million) on the revolving credit line. On August 31, 2004, HCA refinanced the previously existing debt facilities with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable and inventory and an A$44.0 million ($33.9 million) term facility.

        Huntsman Chemical Company Australia Pty Ltd. ("HCCA") and certain Australian affiliates hold our Australian styrenics assets. On August 31, 2004, HCCA refinanced the previously existing debt facilities of HCCA with an A$30.0 million ($23.1 million) revolving credit line supported by a borrowing base of eligible accounts receivable (the "HCCA Facility"). As of June 30, 2005, borrowings under the HCCA Facility totaled A$24.9 million ($19.0 million).

        The HCA Facilities and the HCCA Facility are secured by a lien on substantially all their respective assets, bear interest at a rate of 2.9% above the Australian base rate, mature in August 2007 and are non-recourse to Huntsman LLC. As of June 30, 2005, the interest rate on the HCA Facilities and the HCCA Facility was approximately 8.6%. On June 24, 2004, Huntsman LLC used $25 million of proceeds from the offering of the HLLC Senior Unsecured Notes to repay a portion of the previously existing debt facilities of HCCA. Management believes that HCA and HCCA are in compliance with the covenants of the HCA Facilities and the HCCA Facility.

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

  HI

        HI maintains a $25 million multicurrency overdraft facility used for working capital needs for its European subsidiaries (the "HI European Overdraft Facility"), all of which was available as of June 30, 2005. As of December 31, 2004, there were no borrowings outstanding under the HI European Overdraft Facility.

        Included within other debt is debt associated with one of our Chinese MDI joint ventures. In January 2003, HI entered into a joint venture agreement with Shanghai Chlor-Alkali Chemical Company, Ltd. to build MDI production facilities near Shanghai, China. HI owns 70% of Huntsman Polyurethanes Shanghai Ltd. ("Consolidated Chinese Splitting JV"), which is a consolidated affiliate.

On September 19, 2003, the Consolidated Chinese Splitting JV obtained secured financing for the construction of the production facilities, consisting of various committed loans in the aggregate amount of approximately $119 million in U.S. dollar equivalents. As of June 30, 2005, there were $12.0 million outstanding in U.S. dollar borrowings and 80.0 million in RMB borrowings ($9.7 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2005, the interest rate for U.S. dollar borrowings was approximately 4.0% and was 5.5% for RMB borrowings. The loans are secured by substantially all the assets of the Consolidated Chinese Splitting JV and will be repaid in 16 semiannual installments, beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of the Consolidated Chinese Splitting JV, including us, as the successor to Huntsman Holdings. We have unconditionally guaranteed 70% of any amounts due and unpaid by the Consolidated Chinese Splitting JV under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until the Consolidated Chinese Splitting JV has (i) commenced production at at least 70% of capacity for at least 30 days, and (ii) achieved a debt service cover ratio of at least 1.5:1.

Receivables Securitization

        HI has an accounts receivable securitization program, under which interests in certain of its trade receivables are transferred to a qualified off-balance sheet entity. As of June 30, 2005, the qualified off-balance sheet entity had issued $194.4 million in medium term notes and $18.1 million in U.S. dollar equivalents of commercial paper. See "—Off-Balance Sheet Arrangements."

Short-Term and Long-Term Liquidity; Compliance with Covenants

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2005, we had approximately $1,076 million of combined cash and combined unused borrowing capacity, consisting of approximately $298 million attributable to Huntsman LLC, approximately $597 million attributable to HI and approximately $167 million attributable to AdMat.

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course. We believe that we are in compliance with the covenants contained in the agreements governing our senior secured credit facilities and the indentures governing our notes.

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

Off-Balance Sheet Arrangements

  Receivables Securitization

        On December 21, 2000, we initiated an accounts receivable securitization program under which we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        At June 30, 2005 and December 31, 2004, the Receivables Trust had approximately $194.4 million and $208.4 million, respectively, in U.S. dollar equivalents in medium-term notes outstanding and approximately $18.1 million in U.S. dollar equivalents and nil, respectively, in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006. Our commercial paper facility has a maturity date of June 30, 2007 and provides for the issuance of both Euro- and U.S. dollar-denominated commercial paper up to a U.S. dollar equivalent of $125 million. We recently received a committment to temporarily expand the commercial paper facility by $50 million to $175 million upon completion of a merger of Huntsman LLC with and into HI. The $50 million expansion would be available through March 31, 2006. Under the terms of the agreements, we and our subsidiaries continue to service the receivables in exchange for a fee of 1% of the outstanding receivables, and we are subject to recourse provisions.

        Our retained interest in receivables (including servicing assets) subject to the program was approximately $336.7 million and $337.8 million as of June 30, 2005 and December 31, 2004, respectively. The value of the retained interest is subject to credit and interest rate risk. For the six months ended June 30, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $2,890.8 million and $2,379.6 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $2,834.9 million and $2,335.1 million, respectively. Servicing fees received during the six months ended June 30, 2005 and 2004 were approximately $3.1 million and $2.6 million, respectively.

        We incur losses on the accounts receivable securitization program for the discount on receivables sold into the program and fees and expenses associated with the program. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on accounts receivable securitization program are nil and a loss of $1.4 million for the six months ended June 30, 2005 and 2004, respectively. As of each of June 30, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

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

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. The Consolidated Chinese Splitting JV is our consolidated subsidiary, and the details of its financing are described in "—Debt and Liquidity—Other Debt" above. The Unconsolidated Chinese Manufacturing JV is not our consolidated subsidiary. The Unconsolidated Chinese Manufacturing JV obtained various committed loans in the aggregate amount of approximately $224 million in U.S. dollar equivalents. As of June 30, 2005, there were $30.0 million outstanding in U.S. dollar borrowings and 216 million in outstanding RMB ($26.1 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of the Unconsolidated Chinese Manufacturing JV and will be paid in 16 semiannual installments, beginning no later than June 30, 2007. We, as successor to Huntsman Holdings, unconditionally guarantee 35% of any amounts due and unpaid by the Unconsolidated Chinese Manufacturing JV under the loans described above (except for a VAT facility of approximately $1.5 million which is not guaranteed). Our guarantee remains in effect until the Unconsolidated Chinese Manufacturing JV has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1.

Restructuring and Plant Closing Costs

        As of June 30, 2005 and December 31, 2004, accrued restructuring and plant closing costs by type of cost and activity consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2004	$122.0	$8.4	$5.1	$17.6	$153.1
2005 charges for 2003 initiatives	13.2	—	—	1.7	14.9
2005 charges for 2004 activities	10.3	0.3	0.1	5.2	15.9
Reversals of reserves no longer required	(0.8)	—	—	(0.9)	(1.7)
Partial reversal of AdMatTransaction opening balance sheet accrual	(3.7)	(0.8)	—	(0.8)	(5.3)
2005 payments for 2003 activities	(18.2)	(0.2)	—	(2.4)	(20.8)
2005 payments for 2004 activities	(44.7)	(0.1)	(0.5)	(4.2)	(49.5)
Foreign currency effect on reserve balance	(8.3)	—	—	(0.4)	(8.7)

Accrued liabilities as of June 30, 2005	$69.8	$7.6	$4.7	$15.8	$97.9

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2)
Accrued liabilities by initiatives were as follows:

	June 30, 2005	December 31, 2004
Accrued liabilities by activities are as follows:
2001 activities	$2.8	$2.8
2003 activities	33.6	44.8
2004 activities	63.9	99.2
Foreign currency effect on reserve balance	(2.4)	6.3

Total	$97.9	$153.1

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segments and activity (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2004	$19.0	$33.0	$58.2	$22.0	$5.8	$15.1	$153.1
2005 charges for 2003 activities	3.3	—	—	11.6	—	—	14.9
2005 charges for 2004 activities	1.1	0.2	1.4	5.7	2.9	4.6	15.9
Reversals of reserves no longer required	—	(0.8)	(0.5)	—	—	(0.4)	(1.7)
Partial reversal of Admat Transaction opening balance sheet accrual	—	(5.3)	—	—	—	—	(5.3)
2005 payments for 2003 activities	(3.8)	(6.9)	(0.8)	(9.3)	—	—	(20.8)
2005 payments for 2004 activities	(3.6)	(5.9)	(15.9)	(8.9)	(4.4)	(10.8)	(49.5)
Foreign currency effect on reserve balance	(1.4)	(1.6)	(3.2)	(2.0)	—	(0.5)	(8.7)

Accrued liabilities as of June 30, 2005	$14.6	$12.7	$39.2	$19.1	$4.3	$8.0	$97.9
Current portion of restructuring reserve	$6.2	$9.5	$29.0	$13.1	$1.9	$8.0	$67.7
Long-term portion of restructuring reserve	8.4	3.2	10.2	6.0	2.4	—	30.2
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$3.0	$0.3	$5.6	$7.8	$—	$1.9	$18.6
Estimated additional charges beyond one year	$—	$0.1	$—	$13.1	$—	$4.6	$17.8

        As of June 30, 2005 and December 31, 2004, we had accruals for restructuring and plant closing costs of $97.9 million and $153.1 million, respectively. During the six months ended June 30, 2005, we recorded additional net charges of $29.2 million consisting of $29.1 million of charges payable in cash and $0.1 million of non cash charges, for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the first quarter of 2005, we made cash payments against these reserves of $70.3 million. Also during the first six months of 2005, we reversed $5.3 million of restructuring and plant closing cost accruals established in connection with the acquisition of our Advanced Materials business (the "AdMat Transaction") and recorded a corresponding credit to property, plant and equipment.

        As of December 31, 2004, the Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of its West Deptford, New Jersey site (as announced in 2004), restructuring activities, at the Rozenburg, Netherlands site (as announced in 2003), the workforce reductions throughout the Polyurethanes segment (as announced in 2003), and the closure of the Shepton Mallet, U.K. site (as announced in 2002). During the six months ended June 30, 2005, the Polyurethanes segment recorded restructuring charges of $4.4 million related to these activities which was payable in cash, recorded a non-cash credit of $0.3 million to reverse prior reserves no longer required and made cash payments of $7.4 million. These restructuring activities are expected to result in additional restructuring charges of approximately $3 million. During the six months ended June 30, 2004 the Polyurethanes segment recorded restructuring charges of $22.9 million.

        As of December 31, 2004, the Advanced materials reserve accrued restructuring and plant closing costs consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of the commercial and technical organization and the closure of the Kaohsiung, Taiwan production facility. During the second quarter of 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $0.8 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. Also during the second quarter of 2005, we recorded restructuring and plant closing charges of $0.2 million for relocation and other costs. During the six months ended June 30, 2005, the Advanced Materials segment made cash payments of $12.8 million.

        As of December 31, 2004, the Performance Products segment reserve consisted of $58.2 million related to various restructuring programs across its European surfactants business, including the closure of substantially all of its Whitehaven, U.K. surfactants facility, as well as the closure of our Guelph, Ontario, St. Louis, Missouri and Austin, Texas facilities. During the six months ended June 30, 2005, the Performance Products segment recorded restructuring charges of $1.8 million related to 2004 activities, $1.4 million of which is payable in cash, and a credit of $0.5 million to reverse reserves that were no longer required. The segment made cash payments of $16.7 million during the six months ended June 30, 2005. These restructuring activities are expected to result in additional restructuring charges of approximately $6 million. During the six months ended June 30, 2004, the Performance Products segment recorded restructuring charges of $20.9 million.

        As of December 31, 2004, the Pigments segment reserve consisted of $22.0 million related to its global workforce reductions announced in 2003 and the reduction of its titanium dioxide ("TiO2") production capacity announced in 2004. During the six months ended June 30, 2005, the Pigments segment recorded restructuring charges of $17.3 million related to these restructuring activities, all of which is payable in cash, and made cash payments of $18.2 million. These restructuring activities are expected to result in additional restructuring charges of approximately $17 million through 2006. During July 2005, our Pigments and Base Chemicals segments announced that they would establish a single U.K. headquarters in Teesside, U.K. This will result in the closure of the Pigments segment's Billingham, U.K. headquarters and the creation of a new support center for both businesses. This restructuring activity is expected to result in additional charges of approximately $8million, approximately $4 million of which will incurred by the Pigments segment and approximately $4 million by the Base Chemicals segment. During the six months ended June 30, 2004, the Pigments segment recorded restructuring charges of $108.1 million.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of a phenol manufacturing unit in Australia and restructuring activities at our Odessa, Texas and Mansonville, Canada facilities. During the six months ended June 30, 2005, our Polymers segment recorded restructuring charges of $2.9 million related to these activities, all of which are payable in cash, and made cash payments of $4.4 million. These restructuring activities are not expected to result in any material additional restructuring charges.

        As of December 31, 2004, the Base Chemicals segment reserve consisted of $15.1 million related primarily to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at the Wilton and North Tees, U.K. facilities. During the six months ended June 30, 2005, the Base Chemicals segment recorded restructuring charges of $4.6 million, all of which was payable in cash, made cash payments of $10.8 million and recorded a credit of $0.3 to reverse reserves that were no longer required, all relating to the relocation of our corporate offices to The Woodlands, Texas and the consolidation of our U.S. purchasing functions. These restructuring activities are expected to result in additional restructuring charges of approximately $3 million through 2006. During the six months ended June 30, 2004, our Base Chemicals segment recorded restructuring charges of $2.2 million.

Capital Expenditures

  Estimates for 2005

        During 2005, we expect to spend approximately $400 million on capital projects, including capital expenditures of approximately $50 million on our LDPE facility at Wilton, U.K., and approximately $62 million in capital expenditures associated with our Consolidated Chinese Splitting JV.

        Of the $62 million of capital expenditures expected in our Consolidated Chinese Splitting JV, we have funded approximately $8.3 million as equity and the remaining funding of the Consolidated Chinese Splitting JV's capital expenditures will be financed through equity investments by the other joint venture partners and loans from local Chinese lenders. During 2005, we expect to invest, as equity, approximately $8 million in the Unconsolidated Chinese Manufacturing JV (all of which was invested in the six months ended June 30, 2005). We expect that our total equity investment in the Chinese MDI joint ventures will be approximately $85 million, of which approximately $42 million will be in the Unconsolidated Chinese Manufacturing JV and approximately $43 million in the Consolidated Chinese Splitting JV. We expect that the total project capital expenditures by the Consolidated Chinese Splitting JV will be approximately $125 million, of which approximately $43 million will be funded from our equity investment and the remainder from equity investments by joint venture partners and loans from local Chinese lenders. We expect completion of our spending on the Chinese MDI joint ventures in 2006. Our Chinese MDI joint ventures are unrestricted subsidiaries under the HI Credit Facilities and under the indentures governing the HI Senior Notes and the HI Subordinated Notes.

        We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost $300 million to construct, net of any grant proceeds obtained. HI has been awarded a grant of £16.5 million (approximately $30 million) from the U.K. government's Department of Trade and Industry to finance a portion of the construction of the LDPE facility. We expect construction of the LDPE facility to be complete in late 2007. During 2005, we expect to spend approximately $50 million in capital expenditures associated with the LDPE facility at Wilton, U.K.

        We expect to finance our capital expenditure commitments through a combination of our financing arrangements and cash flow from operations.

  Six Months Ended June 30, 2005 and Six Months Ended June 30, 2004

        Capital expenditures for the six months ended June 30, 2005 and 2004 were $128.7 million and $94.2 million, respectively. In connection with our agreement with Louisiana Pigments, we are obligated to fund our proportionate share of capital expenditures.

        In the six month ended June 30, 2005, we invested approximately $9.1 million to fund investments in unconsolidated affiliates as compared to $11.8 million in the same period of 2004. In connection with our agreements with our Rubicon Inc. and Louisiana pigment joint ventures, we are obligated to fund our proportional share of capital expenditures. During the six months ended June 30, 2004, we invested $1.2 million in Rubicon Inc. During the six months ended June 30, 2005 and 2004, we received $0.7 million and $8.3 million, respectively, in distributions from Louisiana Pigments.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2005 and 2004, our capital expenditures for EHS matters totaled $15.2 million and $26.2 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of June 30, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our results of operations, financial position or liquidity.

        In the third quarter of 2004, our Jefferson County, Texas facilities received notification from the Texas Commission on Environmental Quality ("TCEQ") of potential air emission violations relating to the operation of cooling towers at three of our plants and alleged upset air emissions. TCEQ proposed penalties of $0.2 million for the alleged upset violations and $0.1 million for the alleged cooling tower violations. In the second quarter of 2005, TCEQ proposed a penalty of $0.1 million related to alleged upset emissions at our Port Neches facilities in late 2004 and early 2005. Additionally, based on allegations of separate upset-related violations at our Port Neches facilities occurring from mid-2004 to early 2005, the TCEQ has proposed a separate penalty of $0.1 million. Negotiations are anticipated between us and TCEQ with respect to the resolution of these alleged violations. We do not believe that the resolution of these matters will have a material adverse impact on our results of operations, financial position or liquidity.

        Our subsidiary Huntsman Advanced Materials (U.K.) Ltd appeared at a hearing before the Cambridge Magistrates Court in the U.K in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arose from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at our Duxford, U.K. Advanced Materials facility between November 2002 and January 2003. Huntsman Advanced Materials (UK) Ltd was fined £20,000 for allegedly violating Section 2 of the Health and Safety at Work Act and £5,000 for allegedly violating Regulation 11 of the Construction (Design and Management) Regulations. We were also ordered to pay £8,500 towards prosecutions costs. All other charges were withdrawn and the penalty has been paid.

        By letter dated March 17, 2005, the TCEQ notified us that it intends to pursue an enforcement action as a result of various upset emission events occurring at our Port Arthur facility between August 2003 and the end of 2004. TCEQ alleged that each upset event is a separate violation of its air emission rules and proposed a civil penalty of $0.1 million. In a similar vein, the TCEQ issued a Notice of Enforcement to us on February 16, 2005 for alleged violations at our Port Neches plants arising out of upset emission events on various dates in 2004. TCEQ has not yet proposed a penalty in this second matter, although we anticipate that it will. We will seek to negotiate a settlement with TCEQ on all of the alleged violations. We do not believe that the resolution of these matters will result in the imposition of costs material to our results of operations, financial position or liquidity.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these Advanced Materials sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of June 30, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third-party claims to result in material liability to us.

        One of these sites, the North Maybe Canyon CERCLA site, includes an abandoned phosphorous mine located in a U.S. National Forest in Idaho. The North Maybe Canyon mine may have been operated by one of our predecessors for approximately two out of the eight years (1964 to 1972) during which it held mining leases in the area. In 2004, we received from the Forest Service a notice of potential liability for the mine under CERCLA. According to information from the U.S. government, North Maybe Canyon was actively mined for a total of about 20 years. The current owner, NuWest Industries, Inc., a subsidiary of Agrium, Inc., operated the mine for at least six of those years. Under an administrative order with the Forest Service and other governmental agencies, NuWest is currently undertaking an investigation of the site, with a specific focus on the release of selenium-contaminated surface water into streams in the area. By letter dated May 27, 2005, the Forest Service put us (as well as NuWest and Wells Cargo, Inc.) on notice that it is demanding payment of its incurred costs in the amount of $0.1 million. The letter also indicated that the Forest Service wishes to initiate negotiations on a response action at the site with the objective of putting a Consent Decree in place obligating NuWest, Wells Cargo and us to conduct and fund that action. We are currently investigating the factual issues concerning anticipated allocation and response action issues. We have initiated contact with the Forest Service and the other potentially responsible persons ("PRPs") to determine whether to pursue negotiations. We do not currently have sufficient information to estimate actual remediation costs or our actual liability, if any, for investigation and cleanup of the North Maybe Canyon site.

        At another of these sites, the Seaboard Chemical Corporation facility in Jamestown, North Carolina, a removal action under CERCLA was first initiated in 1992. In December 1995, we, along with hundreds of other PRPs, entered into an administrative order on consent with the State requiring the PRP group to conduct a remedial investigation/feasibility study ("RI/FS"). The initial RI/FS was submitted to the State in mid-1999. Based on the investigative work, the PRP group proposed a remediation plan for the site in early 2005. That plan has now been accepted by the State and a draft consent order for implementation is being negotiated. Additionally, the PRPs developed allocation numbers based on relative waste contribution, with our share set at 2.84%. Based on the total estimated cost of remediation, we have established an accrual of $0.3 million.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $31 million and $35 million for environmental liabilities as of June 30, 2005 and December 31, 2004, respectively. Of these amounts, approximately $9 and $8 million are classified as accrued liabilities on our consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively, and approximately $22 and $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

MTBE Developments

        We currently market approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. The presence of MTBE in some groundwater supplies in California and other U.S. states (primarily due to gasoline leaking from underground storage tanks) and in surface water (primarily from recreational watercraft) has led to public concern about MTBE's potential to contaminate drinking water supplies. Heightened public awareness regarding this issue has resulted in state, federal and foreign initiatives to rescind the federal oxygenate requirements for reformulated gasoline or restrict or prohibit the use of MTBE in particular. For example, California, New York and Connecticut have adopted rules that prohibit the use of MTBE in gasoline sold in those states. Overall, states that have taken some action to prohibit or restrict the use of MTBE in gasoline account for a substantial portion of the "pre-ban" U.S. MTBE market. Thus far, attempts by others to challenge these state bans in federal court under the reformulated gasoline provisions of the federal Clean Air Act have been unsuccessful.

        In August 2005, the Energy Policy Act of 2005 was signed into law. The new law will likely have an adverse impact on our MTBE business in the U.S., although a full evaluation of the law's provisions is underway and the extent of potential impacts, if any, is unclear. The new legislation mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments, and the combination of these two provisions could substantially reduce the market for MTBE in the U.S. However, unlike previously proposed federal legislation, the new law does not purport to ban the use of MTBE as a motor vehicle fuel additive. Thus, we do not believe it will prevent us from either manufacturing MTBE in our plants or offering MTBE for sale in the U.S. A significant reduction in demand for our MTBE could result in a material loss in revenues or material costs or expenditures. As an alternative to selling our MTBE in the U.S., we believe we will be able to export MTBE to Europe, Asia or Latin America, although this may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities may require significant capital expenditures and the sale of the other products may produce a materially lower level of cash flow than the sale of MTBE.

        In September 2002, the EU issued a final risk assessment report on MTBE. No ban of MTBE was recommended for Europe, although several risk reduction measures relating to storage and handling of MTBE-containing fuel were recommended.

        A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. We have not been named as a defendant in any litigation concerning the environmental effects of MTBE. However, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our results of operations, financial position or liquidity.

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic entities with multiple economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R) to clarify certain complexities. We adopted this standard on

January 1, 2005 and now consolidate the results of operations and financial position of Rubicon Inc. See "Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited)—Note 5—Investment in Unconsolidated Affiliates".

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued in connection with our initial public offering.

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

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if ratified by the FASB, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

Critical Accounting Policies

        There have been no changes in the second quarter of 2005 with respect to our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K.

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

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practicable with exposures of other subsidiaries and the remaining exposures that, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. Our hedging activity from time to time comprises selling forward surpluses of non-dollar receivables for U.S. dollars. In addition, HI's accounts receivable securitization program requires in certain circumstances that we enter into certain forward foreign currency hedges intended to hedge currency exposures on the collateral supporting the off-balance sheet debt issued in the program. As of June 30, 2005, our outstanding forward foreign exchange contracts were not considered material.

        On December 10, 2004, HI entered into a cross-currency interest rate swap of fixed rate debt with several financial institutions in order to more effectively hedge HI's overall underlying euro long-term net asset and euro cash flow exposures. In this transaction, HI agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, HI will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, HI is required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semiannually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap is classified as a net investment hedge under U.S. GAAP.

        On June 1, 2005, AdMat entered into a cross-currency interest rate swap of fixed rate debt with a financial institution to more effectively hedge AdMat's overall underlying euro long-term net asset and euro cash flow exposures. In this transaction, AdMat agreed to swap $31.3 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. As a result, AdMat will pay fixed rate interest at an annual rate of 9.4% on €25.0 million of principal and will receive fixed rate interest of 11.0% on $31.3 million of principal through July 15, 2007. At maturity, July 15, 2007, AdMat is required to pay principal of €25.0 million and will receive principal of $31.3 million. Interest installments are paid semiannually on January 15 and July 15 of each year, beginning July 15, 2005 through maturity. The swap is not designated as a hedge for reporting purposes under U.S. GAAP.

        We finance certain of our non-U.S. subsidiaries with intercompany loans. In some cases, these loans are denominated in currencies other than the subsidiaries' functional currency. Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. As a result of our review of certain of our intercompany loans in the first quarter of 2005, we have increased the amount of our Permanent Loans. During the six months ended June 30, 2005, we dedesignated €372 million of euro-denominated debt as a net investment hedge resulting in approximately $40 million less foreign currency losses during the six months ended June 30, 2005.

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

        As of June 30, 2005, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	June 30, 2005	December 31, 2004
Pay fixed swaps
Notional value	$183.7	$184.3
Fair value	(2.5)	(3.2)
Weighted average pay rate	4.44%	4.44%
Maturing	2005-2007	2005-2007

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

        As of June 30, 2005, the estimated value of our consolidated debt was approximately $4,853.4 million and the weighted average interest rate of our combined borrowings was approximately 8.3%. As of June 30, 2005, we had combined outstanding variable rate borrowings at Huntsman LLC, HI and AdMat of approximately $2.2 billion. The weighted average interest rate of these borrowings was approximately 6.7%. This weighted average rate does not consider the effects of interest rate hedging activities. Assuming a 1.0% increase in interest rates, without giving effect to interest rate hedges, the effect on the annual interest expense would be an increase of approximately $22 million. This increase would be reduced by approximately $2 million on an annualized basis, as a result of the effects of the interest rate swap transactions described above.

Commodity Prices

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2005, we had in place forward purchase and sales contracts for 35,000 tonnes of naphtha and other hydrocarbons, which do not qualify for hedge accounting. Assuming a 10% increase or a 10% decrease in the price per tonne of naphtha, the impact on the forward purchase contracts would result in losses or gains of approximately $0.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We have engaged Ernst & Young LLP to assist our management in its evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $15.8 million in costs and settlement amounts for Discoloration Claims as of June 30, 2005.

        The following table presents information about the number of Discoloration Claims for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Six months ended June 30, 2005
Claims filed during period	0
Claims resolved during period	1
Claims unresolved at end of period	2

        In March 2005, one of the Discoloration Claims that was unresolved as of December 31, 2004 was amended to assert additional damages of approximately $56 million. During the six months ended June 30, 2005, we settled a claim for approximately $0.9 million, all of which is indemnified and for which we are currently seeking reimbursement. The two Discoloration Claims unresolved as of June 30, 2005 asserted aggregate damages of approximately $52.2 million. A liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than five years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted possible Discoloration Claims, if any, will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted possible claims, we have made no accruals in our financial statements as of June 30, 2005 for costs associated with unasserted possible Discoloration Claims, if any.

        Certain insurers have denied coverage with respect to certain Discoloration Claims. We brought suit against these insurers to recover the amounts we believe are due to us. The court found in favor of the insurers. That decision was appealed to the Court of Appeal, which also found in favor of the insurers. We intend to apply for leave to appeal to the House of Lords.

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us

$11.1 million in 2004 and provide us with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of our Advanced Materials facilities. In August 2004, we received payment of the $11.1 million settlement.

        We have been a party to various lawsuits brought by persons alleging personal injuries and/or property damage based upon alleged exposure to toxic air emissions. For example, since June 2003, a number of lawsuits have been filed in state district court in Jefferson County, Texas against several local chemical plants and refineries, including our subsidiary, Huntsman Petrochemical Corporation. Generally, these lawsuits have alleged that the refineries and chemical plants located in the vicinity of the plaintiffs' homes discharged chemicals into the air that interfere with use and enjoyment of property and cause health problems and/or property damages. None of these lawsuits have included the amount of damages being sought. The following table presents information about the number of claims asserting damages based upon alleged exposure to toxic air emissions for the period indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

Six months ended June 30, 2005
Claims filed during period	2,104
Claims resolved during period	2,988
Claims unresolved at end of period	0

All claims filed as of June 30, 2005 have been resolved through dismissal and/or settlement.

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

Six months ended June 30, 2005
Tendered during the period	84
Resolved during the period	21
Unresolved at end of the period	461

        We have never made any payments with respect to these cases. As of June 30, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

Six months ended June 30, 2005
Filed during period	38
Resolved during period	1
Unresolved at end of period	66

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $5,000 during the six months ended June 30, 2005.

        As of June 30, 2005, we had accrued reserves of $1.2 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Part I Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited) Note 18—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 6. EXHIBITS

4.1	Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% HLLC Senior Notes due 2012 and HLLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.2
Supplemental Indenture, dated of July 13, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
10.1
First Amendment to Credit Agreement, dated as of June 17, 2005, among Huntsman Advanced Materials LLC, the financial institutions signatory thereto, including Deutsche Bank AG New York Branch, in their capacities as lenders thereunder, Deutsche Bank AG New York Branch, as administrative agent for the lenders, Deutsche Bank Securities Inc., as lead arranger, and UBS Securities LLC, as syndication agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman Advanced Materials LLC filed June 20, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2005

HUNTSMAN CORPORATION
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
4.1	Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% HLLC Senior Notes due 2012 and HLLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.2
Supplemental Indenture, dated of July 13, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% HLLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
10.1
First Amendment to Credit Agreement, dated as of June 17, 2005, among Huntsman Advanced Materials LLC, the financial institutions signatory thereto, including Deutsche Bank AG New York Branch, in their capacities as lenders thereunder, Deutsche Bank AG New York Branch, as administrative agent for the lenders, Deutsche Bank Securities Inc., as lead arranger, and UBS Securities LLC, as syndication agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman Advanced Materials LLC filed June 20, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002