Form 10-K
period 2005-12-31
Huntsman CORP
filed 2006-03-17
CIK 1307954

Use these links to rapidly review the document
HUNTSMAN CORPORATION 2005 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32427

HUNTSMAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1648585 (I.R.S. Employer Identification No.)
500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700 (Address of principal executive office and telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Mandatory Convertible Preferred Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

        Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒ NO ☐

        Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES ☐ NO ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐ NO ☒

        On June 30, 2005, the last business day of the Registrant's second fiscal quarter, 220,451,484 shares of the common stock of the Registrant were outstanding, and the market value of common stock held by non-affiliates was $1,811,290,187 (based upon the closing price of $20.27 per share of common stock as quoted on the New York Stock Exchange).

        On March 10, 2006, 221,578,834 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference

        Part III: Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006.

HUNTSMAN CORPORATION
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

HUNTSMAN CORPORATION
2005 ANNUAL REPORT ON FORM 10-K

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part I. Item 1A. Risk Factors" and elsewhere in this report.

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

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries. In this report, "HI" refers to Huntsman International LLC, and, unless the context otherwise requires, its subsidiaries, "HIH" refers to Huntsman International Holdings LLC, "Huntsman LLC" or "HLLC" refers to Huntsman LLC, and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries, "HMP" refers to HMP Equity Holdings Corporation, "Huntsman Holdings" refers to Huntsman Holdings, LLC, "Huntsman Family Holdings" refers to Huntsman Family Holdings Company LLC and "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P. and its affiliates.

ii

PART I

ITEM 1. BUSINESS

History

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of commodity and differentiated businesses. In 1993, we purchased the LAB and maleic anhydride businesses of The Monsanto Company. In 1994, we purchased the global chemical business from what was formerly Texaco Inc. In 1997, we purchased our PO business from Texaco. Also in 1997, we acquired Rexene Corporation, significantly increasing the size of our Polymers business. In 1999, we acquired certain polyurethanes, pigments and European petrochemicals businesses from Imperial Chemical Industries PLC ("ICI"). In 2000, we completed the acquisition of the Morton global TPU business from The Rohm and Haas Company. In 2001, we completed our acquisition of the global ethyleneamines business of Dow Chemical Company, and we completed our acquisition of the Albright & Wilson European surfactants business from Rhodia S.A. In 2003, we completed our acquisition of 88% of our Advanced Materials business (the "AdMat Transaction") through the purchase of Vantico Group S.A. ("Vantico"), and we now own 100% of AdMat. See "—Corporate Structure" below. We have also divested certain non-core businesses, including our packaging subsidiary in 1997 and our global styrenics business in 1998.

        Due in part to the financing of our acquisitions, we have accumulated a significant amount of indebtedness, which totaled $4,457.9 million as of December 31, 2005.

Corporate Structure

        Until recently, we operated our businesses through three principal operating subsidiaries: Huntsman LLC, HI and AdMat. Each of these subsidiaries was separately financed. During 2005, we completed a series of transactions designed to simplify our consolidated group's financing and public reporting structure, to reduce our cost of financing and to facilitate other organizational efficiencies.

        On August 16, 2005, Huntsman LLC merged into HI (the "HLLC Merger"). At that time, HIH also merged into HI. As a result of the HLLC Merger, HI succeeded to the assets, rights and obligations of Huntsman LLC. HI entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding debt securities. The HI subsidiaries that guarantee HI's outstanding debt securities now provide guarantees with respect to these securities, and all of Huntsman LLC's subsidiaries that guaranteed its debt securities continue to provide guarantees with respect to these debt securities. In addition, Huntsman LLC's guarantor subsidiaries executed supplemental indentures to guarantee all of HI's outstanding debt securities.

        On December 20, 2005, we agreed to pay $125 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of AdMat that we did not already own. In conjunction with this acquisition, we amended our senior secured credit facilities and increased our existing term loan B by $350 million. We used proceeds from the increased term loan, together with approximately $74 million of cash on hand, to acquire the 9.7% interest in AdMat, to redeem AdMat's $250 million of outstanding 11% senior secured notes due 2010, to pay $35.6 million in call premiums plus accrued interest, and to pay other related costs, and we then contributed our 100% ownership interest in AdMat to HI (the "AdMat Minority Interest Transaction"). We recorded a charge for early extinguishment of debt of $46.1 million in the fourth quarter 2005 as a result of the AdMat Minority Interest Transaction. We expect the AdMat Minority Interest Transaction to be accretive to our earnings per share in 2006.

        As a result of these transactions, we now operate all of our businesses through HI and substantially all of our debt obligations are obligations of HI and/or its subsidiaries.

Recent Developments

  Potential Spin Off or Sale of Base Chemicals and Polymers Businesses

        On February 24, 2006, we announced that we are evaluating strategic options for our business. This evaluation may lead to the sale of certain of our Base Chemicals or Polymers assets or a spin off of these segments and is consistent with our announced potential divestment discussed in "—Pending Sale of U.S. Butadiene and MTBE Business" below. Currently, we are in the early stages of this evaluation and there can be no assurance that we will ultimately sell any assets or spin off our Base Chemicals and Polymers segments.

  Pending Sale of U.S. Butadiene and MTBE Business

        On February 24, 2006, we announced that we signed a letter of intent to sell the assets of our U.S. butadiene and MTBE business operated in our Base Chemicals segment, which includes a manufacturing facility located at Port Neches, Texas, to Texas Petrochemicals, L.P. for a sales price of $275 million, subject to customary adjustments. We expect the transaction to close in mid-2006. The manufacturing facility has a capacity of approximately 900 million pounds of butadiene per year and approximately 11,000 barrels per day of MTBE. The business has approximately 240 employees, 2005 revenues of approximately $626 million and 2005 EBITDA of approximately $43 million.

        Our PO/MTBE facilities at Port Neches, Texas (operated in our Polyurethanes segment) and our oxides/olefins facilities at Port Neches, Texas, along with our facilities in nearby Port Arthur, Texas are not included in the sale.

  Pending Acquisition of Textile Effects Business

        On February 20, 2006, we announced that we have entered into a definitive agreement to acquire the global Textile Effects ("TE") business of Ciba Specialty Chemicals Inc. for CHF 332 million ($253 million). The purchase price will be reduced (i) by approximately CHF 75 million ($57 million) in assumed debt and unfunded pension and other post employment liabilities and (ii) up to approximately CHF 40 million ($31 million) in unspent restructuring costs. The final purchase price is subject to a working capital and net debt adjustment. The transaction is subject to customary terms and conditions, and is expected to occur by the end of the third quarter of 2006.

        The TE business has headquarters in Basel, Switzerland, and manufactures a broad range of chemical and dye products that enhance the performance properties and color of finished textiles and materials. The TE business serves over 10,000 customers in 80 countries and is the leading global supplier of comprehensive solutions for the textile industry. The TE business has approximately 4,200 employees and operates eleven primary manufacturing facilities located in eight countries. The TE business had approximately CHF 1.3 billion ($1 billion) in revenues and approximately CHF 115 million ($92 million) in EBITDA in 2005. From the date of the acquisition of the TE business through approximately the first half of 2008, we would expect to incur restructuring costs totaling approximately $50 million and to make capital expenditures totaling approximately $100 million associated with the TE business.

  Discussions Concerning the Potential Sale of Our Company

        On January 31, 2006, we confirmed that, in late 2005, we received an indication of interest regarding the acquisition of all of our outstanding common shares. In response to this indication of interest, our board of directors engaged financial and legal advisors to assist it in evaluating the potential sale of our Company and other alternatives to enhance stockholder value, including to continue executing our business plan. The board also formed a special committee with authority to make a recommendation. As part of this process, we contacted, obtained proposals from, and held discussions with a limited number of potential acquirers or merger partners. After careful review of the proposals received, other prospects and alternatives available at the time, as well as thorough discussions with the parties, our board of directors and its special committee concluded that none of the proposals were in the best interests of the stockholders.

  Impact of 2005 U.S. Gulf Coast Storms

        While the 2005 U.S. Gulf Coast storms did not cause serious structural damage to our facilities, they did cause operational disruptions for us and certain of our suppliers and customers. Some of our products were temporarily negatively impacted by restrictions on the availability of certain raw materials and our business was adversely impacted by logistics and transportation disruptions. Certain of our operations were suspended for much of the fourth quarter of 2005.

        Energy costs, as well as the costs of many of our key feedstocks, spiked to unprecedented levels during the third and fourth quarters of 2005. In response to these increased costs and tight supply conditions, we increased prices for many of our products. Nevertheless, we estimate that these events had a direct negative effect on our EBITDA for the six months ended December 31, 2005 of approximately $167 million, approximately $140 million of which was incurred in the fourth quarter of 2005. The following table shows the estimated negative impact on our EBITDA by segment for the six months ended December 31, 2005 (dollars in millions):

Estimated EBITDA* Impact

Segment	Six Months Ended December 31, 2005
Polyurethanes	$29.9
Advanced Materials	2.3
Performance Products	54.3
Pigments	3.2
Polymers	—
Base Chemicals	77.3

Total	$167.0

*
For a discussion of EBITDA and a reconciliation of EBITDA to net income and cash provided by operating activities, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        Related to the continuing effects of the storms, in late January 2006, one of our suppliers suffered two boiler failures that resulted in damages to certain of our facilities in Jefferson County, Texas. This damage caused unplanned outages and repair costs that we estimate will have a negative impact of approximately $15 million on our results of operations in the first quarter of 2006. Other than this incident, we do not expect any significant continuing impacts from the 2005 U.S. Gulf Coast storms in 2006.

        We are in the process of preparing claims for possible recovery of damages under our insurance policies for property damage and business interruption resulting from the 2005 U.S. Gulf Coast storms (including for the 2006 incident discussed above at our Jefferson County, Texas facility). While we can provide no assurances that we will recover these damages (or the amount of recovery, if any), we anticipate obtaining at least a partial recovery, net of insurance deductibles, by the end of 2006.

Overview

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 67 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 10,800 associates worldwide. Our businesses benefit from significant integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position.

Our Products and Segments

        Our business is organized around our six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into two broad categories: differentiated and commodity. We produce differentiated products primarily in our Polyurethanes, Advanced Materials and Performance Products segments. These products serve diverse end markets and are generally characterized by historical growth in excess of GDP growth, resulting from product substitution and new product development, proprietary manufacturing processes and product formulations and a high degree of customer loyalty. Demand for these products tends to be driven by the value-added attributes that they create in our customers' end-use applications. While the demand for these differentiated products is also influenced by worldwide economic conditions and GDP growth, our differentiated products have tended to produce more stable profit margins and higher demand growth rates than our commodity products.

        In our commodity chemical businesses, we produce titanium dioxide derived from titanium-bearing ores in our Pigments segment and petrochemical-based olefins, aromatics and polyolefins products in our Polymers and Base Chemicals segments. Since the coatings industry consumes a substantial portion of titanium dioxide production, seasonal demand patterns in the coatings industry drive the profitability of our Pigments segment; profitability is also driven by industry-wide operating rates, with a lag of up to twelve months due to the effects of stocking and destocking by customers and suppliers. The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent North American or European capacity additions. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the future profitability of our Polymers and Base Chemicals segments.

*
Percentage allocations in the segment revenues chart above reflect the allocation of all inter-segment revenue eliminations to our Base Chemicals segment. Percentage allocations in the segment EBITDA chart above do not give effect to $556.6 million of corporate and other unallocated items and exclude $123.6 million of restructuring, impairment and plant closing costs. For a detailed discussion of our revenues, total assets and EBITDA by segment, see "Note 30. Operating Segment Information" to our Consolidated Financial Statements included elsewhere in this report. For a discussion of EBITDA and a reconciliation of EBITDA to net income and cash provided by operating activities, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE(1)	automotive interiors, refrigeration and appliance insulation, construction products, footwear, furniture cushioning, adhesives, specialized engineering applications and fuel additives	BMW, Electrolux, Firestone, GE, Haier, Lear, Louisiana Pacific, Shell, Weyerhauser
Advanced Materials	epoxy resin compounds and formulations; cross- linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives and tooling resin formulations	adhesives, aerospace, electrical power transmission, consumer electronics, civil engineering, wind power generation and automotive	ABB, Akzo, BASF, Boeing, Bosch, Cytec, Hexcel, Rohm & Haas, Sherwin Williams

Performance Products	amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses	detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products and PET fibers and resins	ChevronTexaco, Colgate, Ecolab, Henkel, Monsanto, Procter & Gamble, Unilever, Lubrizol, Reichhold
Pigments	titanium dioxide	paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, Atofina, Clariant, ICI, Jotun, PolyOne
Polymers	LDPE and LLDPE, polypropylene, EPS, styrene and APAO	flexible and rigid packaging, adhesives and automotive, medical and construction products	Ashland, Kerr, Kimberly Clark, Pliant, Polymer Group, PolyOne, Sealed Air
Base Chemicals	ethylene, propylene, butadiene,(2) benzene, cyclohexane, paraxylene and MTBE(2)	packaging film, polyester and nylon fibers, PVC, cleaning compounds, polymer resins, SBR rubber and fuel additives	Bayer, BP, Bridgestone/Firestone, Dow, DuPont SA, Invista, Goodyear, Nova, Shell, Solvay

(1)
The PO/MTBE operations in our Polyurethanes segment are not included in the announced sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment). See "—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business" above.

(2)
We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; this transaction is expected to close in mid-2006. See "—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business" above.

Polyurethanes

  General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI, PO, polyols, PG and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate four primary Polyurethanes manufacturing facilities in the U.S. and Europe. We also operate 12 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide. We have a significant interest in a manufacturing joint venture that has recently begun construction of a low-cost, world-scale, integrated MDI production facility near Shanghai, China. We expect production at this facility to commence in 2006.

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

        We are a leading North American producer of PO. We and some of our customers process PO into derivative products such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Item 1A. Risk Factors" for a discussion of legal and regulatory developments that have resulted in the curtailment and potential elimination of MTBE in gasoline in the U.S. and elsewhere. Also see, "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of material changes concerning sales of MTBE. We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; however, the PO/MTBE operations in our Polyurethanes segment are not included in this transaction which is expected to close in mid-2006. See "—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business" above.

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

  Products and Markets

        MDI is used primarily in rigid foam applications and in a wide variety of customized higher-value flexible foam and coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals.

        Polyurethane chemicals are sold to customers who combine the chemicals to produce polyurethane products. Depending on their needs, customers will use either commodity polyurethane chemicals produced for mass sales or polyurethane systems tailored for their specific requirements. By varying the blend, additives and specifications of the polyurethane chemicals, manufacturers are able to develop and produce a breadth and variety of polyurethane products.

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

        MTBE.    We currently use our entire production of TBA, a co-product of our PO production process, to produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. Historically, the refining industry utilized tetra ethyl lead as the primary additive to increase the octane rating of gasoline until health concerns resulted in the removal of tetra ethyl lead from gasoline. This led to the increasing use of MTBE as a component in gasoline during the 1980s. MTBE has experienced historical growth due to its ability to satisfy the oxygenation requirement of amendments to the Clean Air Act of 1990 (the "Clean Air Act") with respect to exhaust emissions of carbon monoxide and hydrocarbon emissions from automobile engines. Some regions of the U.S. adopted this oxygenate requirement to improve air quality even though they were not mandated to do so by the Clean Air Act. The use of MTBE is controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action. See "—Environmental, Health and Safety Matters—MTBE Developments" below and "Item 1A. Risk Factors" for a further discussion of legal and regulatory developments that have resulted in the curtailment and potential elimination of MTBE in gasoline in the U.S. and elsewhere. Also see, "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of material changes concerning sales of MTBE. We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; however, the PO/MTBE operations in our Polyurethanes segment are not included in this transaction which is expected to close in mid-2006. See "—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business" above.

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

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers needs is critical to our long term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers' requirements.

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

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI	Polyols	TPU	Aniline	Nitrobenzene	PO	PG	MTBE(1)
	(millions of pounds)
Geismar, Louisiana	890	160		715(3)	935(3)
Port Neches, Texas						525	145	260(2)
Ringwood, Illinois			20
Rozenburg, Netherlands	750	120
Wilton, U.K.				670	880
Osnabrück, Germany		20	30
Total	1,640	300	50	1,385	1,815	525	145	260(2)

(1)
The PO/MTBE operations in our Polyurethanes segment are not included in the announced sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment). See "—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business" above.

(2)
Millions of gallons.

(3)
Represents our approximately 78% share of capacity under our Rubicon LLC manufacturing joint venture with Chemtura Corporation.

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

        In 2005, we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. Nevertheless, we expect to continue to sell a portion of our MTBE into the U.S. market, although not pursuant to any new long-term agreements. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

  Joint Ventures

        Rubicon Joint Venture.    We and Chemtura Corporation own Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's owned aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI and polyol facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. We began consolidating Rubicon LLC in our financial statements as of January 1, 2005.

        Chinese MDI Joint Ventures.    In January 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. Shanghai Isocyanate Investment BV ("SLIC"), our manufacturing joint venture with BASF AG and three Chinese chemical companies, will build three plants to manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is our unconsolidated affiliate. Huntsman Polyurethanes Shanghai Ltd. ("HPS"), our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is our consolidated affiliate.

        These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. At project completion, our equity investment in the joint ventures will be approximately $82 million, of which approximately $40 million will be an investment in our unconsolidated affiliate, SLIC, and approximately $42 million will be an investment in our consolidated affiliate, HPS. In February 2006, we made our final equity investments in SLIC and HPS. We expect that total capital expenditures at HPS through project completion will total approximately $125 million. We expect to commence operations of SLIC and HPS early in the third quarter of 2006. The production capacity of the SLIC facilities is expected to be 525 million pounds per year of MDI and the production capacity of the HPS facility is expected to be 270 million pounds per year of pure MDI, polymeric MDI and MDI variants.

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

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 54%, 31%, 13% and 2%, respectively, of total raw material costs in 2005. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, all the propylene used in the production of our PO is produced internally and delivered through a pipeline connected to our PO facility.

  Competition

        Our competition in the polyurethane chemicals market includes BASF, Bayer, Dow and Lyondell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. We compete based on technological innovation, technical assistance, customer service and product reliability. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react quickly to changing customer needs and by providing customers with innovative solutions to their needs.

Advanced Materials

  General

        We are a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials such as metal, wood, clay, glass, stone and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels in the manufacture of aerospace components. Revenue growth for much of our product portfolio has historically been in excess of global GDP growth. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers and our ability to develop and adapt our technology and our applications expertise for new markets and new applications. We operate 13 Advanced Materials synthesis and formulating facilities in North America, Europe, Asia, South America and Africa. We market over 6,000 products to more than 5,000 customers in over 20 end-markets, which are grouped as follows:

Market Groups	End Markets
Coatings, Construction and Adhesives	civil engineering, shipbuilding and marine maintenance, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, DVD, LNG transport
Power and Electronics	electrical power transmission, distribution and generation, printed circuit boards, consumer and industrial electronics
Design and Composites Engineering	aerospace, wind power generation, automotive, recreational sports equipment, medical appliances, design studios and prototype manufacturers

        Since completing the AdMat Transaction in June 2003, we have initiated a comprehensive restructuring program designed to reduce our costs and transform our Advanced Materials segment from a product-driven business to a market-focused business. This program includes optimization of our global supply chain, reductions in general and administrative costs and the consolidation and centralization of support functions across Advanced Materials and with our other businesses. We have closed manufacturing facilities in Quillan, France, Thomastown, Australia and Kaohsiung, Taiwan and have significantly reduced the scale of our operations in Bergkamen, Germany and East Lansing, Michigan. We have also closed sales and administrative offices in seven locations.

  Products and Markets

        Coatings, Construction and Adhesives.    Our products are used for the protection of steel and concrete substrates, such as floorings, metal furniture and appliances, buildings, linings of storage tanks and food and beverage cans, and the primer coat of automobile bodies and ships, among other applications. Epoxy-based surface coatings are among the most widely used industrial coatings, due to their structural stability and broad application functionality combined with overall economic efficiency. We focus our efforts in coating systems applications in utilizing our applications expertise and broad product range to provide formulated polymer systems to our customers. We believe our range of curing agents, matting agents, accelerators, cross-linkers, reactive diluents and thermoplastic polyamides, together with our basic and advanced epoxy resin compounds, distinguish us in the various end markets for coating systems.

        The structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® is synonymous with high-performance adhesives and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. We also believe that products marketed under the Araldite® name are generally less price-sensitive than the brands of our competitors. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, specifically targeted to three specific end-markets and sold through specifically targeted routes to market:

  •
  General industrial bonding. We sell a broad range of advanced formulated adhesives to a broad base of small-to medium-sized customers, including specialist distributors, who generally require relatively small quantities of easy-to-use products and a moderate level of instruction and support.

  •
  Industry specific. We sell our adhesive products into diverse, global industry-specific markets, which include the DVD, LNG transport, filterbonding, trailers and solar cell applications markets. Our target markets are chosen because we believe it is worthwhile to utilize our highly trained direct sales force and applications experts to tailor products and services to suit the needs and performance specifications of the specific market segments. We often provide a turnkey solution and the customer often commits to an investment in capital equipment to use the materials provided.

  •
  Consumer/DIY. We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Bostik and Shelleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name.

        Power and Electronics.    Our electrical materials are formulated polymer systems, which make up the insulation materials used in equipment for the generation, transmission and distribution of electrical power, such as transformers, switch gears, ignition coils, sensors, motors, and magnets, and for the protection of electrical and electronic devices and components. The purpose of these products is to insulate, protect or shield either the environment from electrical current or electrical devices from the environment, such as temperature or humidity. Our electrical insulating materials target two key market segments, the heavy electrical equipment market and the light electrical equipment market.

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

        We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. In printed circuit board technologies, we have three product lines:

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

        Soldermasks are our most important product line in printed circuit board technologies, particularly in Europe. Sales are made mainly under the Probimer®, Probimage®, and Probelec® trademarks. Probimer® is a widely recognized brand name for soldermasks.

        Design and Composites Engineering. A structural composite is made by combining two or more different materials, such as fibers, resins and other specialty additives to create a product with enhanced structural properties. Specifically, structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. Our product range comprises basic and advanced epoxy resins, curing agents, other advanced chemicals and additives or formulated polymer systems utilizing a variety of these products used in reinforced structures. The four key target markets for our structural composites are aerospace, windmill blades for wind power generation, other industrial and automotive applications, and recreational (mainly sports equipment such as skis and tennis racquets). Structural composites continue to substitute for traditional materials, such as metals and wood, in a wide variety of applications due to their light weight, strength and durability. A key industry trend is the increased emphasis on customer collaboration, especially in the aerospace industry, where consistent quality of products is essential. Customers are increasingly seeking higher performance characteristics such as improved temperature resistance. We also produce industry-specific adhesives for aerospace, wind turbines and industrial applications. These products offer superior bonding properties as compared to other joining techniques.

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

  Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME; North and South America; and Asia Pacific. To service our customers efficiently, we maintain 13 manufacturing plants around with the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The table below summarizes the plants that we currently operate:

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

(1)
We shut down our LER production line at this facility in the first quarter of 2004.

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

  Raw Materials

        The principal raw materials we purchase for the manufacture of basic and advanced epoxy resins are epichlorohydrin, bisphenol A, tetrabromobisphenol A and BLR. We also purchase amines, polyols, isocyanates, acrylic materials, hardeners and fillers for the production of our formulated polymer systems and complex chemicals and additives. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers, including, for example, Dow. The terms of our supply contracts vary. In general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

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

  Competition

        Coatings, Construction and Adhesives.    Competition in coating systems is primarily driven by product performance, service and customer certification. We believe that the competitive strengths of our coating systems product lines are our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Our major competitors for formulated polymer systems and complex chemicals and additives used in coatings systems are Air Products, Arizona, Hexion, Cognis, Cray Valley and Degussa.

        Competition in basic liquid and solid epoxy resins is primarily driven by price. There are two major manufacturers of basic epoxy resins used in industrial protective coatings, Dow and Hexion. Other participants in this market include Air Products, BASF, Kukdo, Leuna and NanYa. Competition in coating systems is increasingly becoming more global, with trends toward industry consolidation and the emergence of new competitors in Asia. Our competitors are considerably more fragmented in Asia than in Europe and North America.

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

        Power and Electronics.    Competition for electrical insulating materials applications is based on technology, know-how, applications expertise, formulations expertise, reliability, performance and price. Manufacturers of heavy electrical equipment place more importance on reliability and level of support, while manufacturers of light electrical equipment choose materials offering the lowest cost, but also the required quality and performance. As a result, epoxy products, which offer a combination of price and performance superior to competing polyurethane and silicone and conventional glass and ceramic products, are widely used in heavy electrical equipment, and both epoxy and cheaper polyurethane products are used in light electrical equipment.

        We believe that our competitive strengths in the electrical materials market are our long-standing customer relationships, product reliability and technical performance. Our key products used in heavy electrical and light electrical applications, such as resins, hardeners and auxiliaries, are tested and certified according to industry standards established by Underwriters Laboratories, International Electrotechnical Commission or Cenelec and also to customer-specific requirements. Our main competitors in the electrical insulating materials market segment include Altana, Hexion, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex and Toshiba Chemical.

        Competition in the printed circuit board materials markets is based on price, technological innovation and the ability to provide process expertise and customer support. Consolidation among our customers has led to increased pricing pressure. We believe that our competitive strengths are our fully developed technology, our application technology center in Basel, Switzerland and our technology center under construction in Panyu, China, our global presence and long-standing relationships with key customers and OEMs, and the approval of our products by global OEMs. Major competitors of our soldermask products include Atotec, Coates, Cookson, Goo, Peters, Taiyo Ink and Tamura. Major competitors for our liquid resist products include Chung Yu, Eternal and Shipley.

        Design and Composites Engineering.    Competition in structural composites applications varies but is primarily driven by technology, know-how, applications expertise, formulations expertise, product performance, customer service and customer certification. We believe that our competitive strengths are our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Pricing dynamics differ greatly among the various end-markets, largely due to their differing structures. Pricing in the aerospace market very much reflects the advanced technology and applications know-how which we provide to customers. Pricing is typically more competitive in the industrial and recreational markets due to the more standardized requirements of the end-user market and higher sales volumes compared to those of the aerospace market. Competition in the electrical laminates industry is largely price-driven due to the standard nature of the products supplied, the highly price-sensitive nature of the electronics industry and the ability of customers to source globally. Our competitors in the structural composites markets include Hexion, DIC, Dow, Mitsui and Sumitomo. In the aerospace market, we compete principally with Mitsui and Sumitomo. Our competitors in the automotive, industrial and recreational markets include Dow and Hexion. Finally, our competitors in the laminates market include all of these companies as well as NanYa.

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

Performance Products

  General

        Our Performance Products segment is organized around three market groups, performance specialties, performance intermediates, and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties market tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 10% in the last ten years due to strong demand in a number of industrial applications, such as epoxy curing agents, agrochemicals, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergent and consumer products applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging, and EO, all of which is consumed internally in the production of our downstream products. We believe we are North America's largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of catalyst used in the manufacture of maleic anhydride. We operate 15

Performance Products manufacturing facilities in North America, Europe and Australia. For more information, see "—Recent Developments—Impact of 2005 U.S. Gulf Coast Storms" above.

        We have the annual capacity to produce approximately 970 million pounds of more than 250 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates, DGA® agent and morpholine, the second-largest global producer of ethyleneamines and the third-largest North American producer of ethanolamines. We also produce substituted propylamines. These products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K. and Petfurdo, Hungary. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, solvents and catalysts. Our key amines customers include Akzo, ChevronTexaco, Cognis, Hercules, Monsanto and PPG.

        We have the capacity to produce approximately 2.2 billion pounds of surfactant products annually at our 9 facilities located in North America, Europe and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphotenic surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in baby shampoos and other personal care applications. We are also a leading European producer of powder and liquid laundry detergents and other cleaners. In addition, we offer a wide range of surfactants and formulated specialty products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, polymers and coatings. Our key surfactants customers include Ecolab, Huish, L'Oreal, Monsanto, Nufarm, Procter & Gamble and Unilever.

        We are North America's second-largest producer of LAB, with capacity of 375 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We have also developed a process for the manufacture of a higher-molecular-weight LAB product to be used as an additive to lubricants. Our key customers for LAB include Colgate, Henkel, Lubrizol, Procter & Gamble and Unilever.

        We are North America's largest producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We have the capacity to produce approximately 240 million pounds annually at our facility located in Pensacola, Florida. We also own a 50% interest in Sasol-Huntsman GmbH & Co. KG, which is accounted for using the equity method. This joint venture owns and operates a facility in Moers, Germany with an annual capacity of 125 million pounds. We supply our catalysts to licensees and to worldwide merchant customers, including supplying catalyst to two of the three other U.S. maleic anhydride producers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, ChevronTexaco, Cook Composites, Dixie, Lubrizol and Reichhold.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Botany, Australia and Port Neches, Texas.

  Products and Markets

        Performance Specialties.    The following table shows the end-market applications for our performance specialties products:

Product Group	Applications
Specialty Amines	liquid soaps; personal care; lubricant and fuel additives; polyurethane foams; fabric softeners; paints and coatings; refinery processing; water treating
Polyetheramines	polyurethane foams and insulation; construction and flooring; paints and coatings; lubricant and fuel additives; adhesives
Ethyleneamines	lubricant and fuel additives; epoxy hardeners; wet strength resins; chelating agents; fungicides
Morpholine/DGA® agent and Gas Treating	hydrocarbon processing; construction chemicals; synthetic rubber; water treating; electronics applications; gas treatment and agriculture
Carbonates	lubricant and fuel additives; agriculture; electronics applications; textile treatment
Specialty Surfactants	agricultural herbicides; construction; paper de-inking

        Our performance specialties products are organized around the following end markets: coatings, polymers and resins; process additives; resources, fuels and lubricants; and agrochemicals.

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibiting agent. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling the customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate with movements in underlying raw materials. We announced on September 14, 2005 our plans to build a world scale polyetheramine manufacturing facility in Jurong Island, Singapore. We expect the facility, which will have an annual capacity of approximately 30 million pounds, to be operational in the first quarter of 2007. We also announced on June 28, 2005 that we had signed a memorandum of understanding with the Al-Zamil Group of Riyadh, Saudi Arabia to form a joint venture to build a 66 million pound ethyleneamines manufacturing facility in Jubail Industrial City, Saudi Arabia. We expect this facility to come on line in late 2008.

        Morpholine/DGA® agent.    Morpholine and DGA® agent are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA® agent is primarily used in gas treating, electronics, herbicides and metalworking end-use applications.

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

        Performance Intermediates.    The following table sets forth the end markets for our performance intermediates products:

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

        Surfactants.    Surfactants or "surface active agents" are substances that combine a water-soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

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

        Ethanolamines.    Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP and in the last few years has benefited in particular from the conversion to ethanolamines in the formulation of wood treatment products. We believe the ethanolamines market in North America is tight with industry operating rates currently running in excess of 90% of stated capacity. We announced on April 29, 2005 our intention to expand the manufacturing capacity of our Port Neches, Texas facility by 70 million pounds per year to come on line during the second half of 2006. Some of our competitors have announced their intention to debottleneck their facilities to meet the continuing growing demand for ethanolamines.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Four major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel, Unilever and Colgate Palmolive. We believe that two-thirds of the capacity lies in the hands of seven producers, with two or three major players in each of the three regional markets. Although the North American market for LAB is mature, we expect the South American market to grow as detergent demand grows at a faster rate than in more developed countries. We expect any excess LAB capacity in North America to be sold into the growing South American markets.

        From a competition perspective, compounds derived from alcohol and its derivatives can be used in place of LAB in certain detergent formulations. In the past several years, a significant amount of new alcohol production capacity has come on stream resulting in lower prices for these alcohol-based compounds. As a result, LAB has become less attractive to buyers who have the option to formulate their products with either of these two raw materials, and as a result, margins for LAB producers have come under pressure.

        EG.    We consume our internally produced EO to produce three types of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze end markets. EG is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers.

        Maleic Anhydride and Licensing.    The following table sets forth the end markets for our maleic anhydride products:

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

        Total U.S. demand for maleic anhydride is approximately 525 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand can be cyclical. Pricing for maleic anhydride in North America over the past several years has been stable. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs. However, in late 2005 we began to link our pricing to the upward movement in the cost of our primary raw material, butane.

        We announced on February 27, 2006 that we propose to build a new 100 million pounds-per-year maleic anhydride facility at our Geismar, Louisiana site. We expect the new facility to come on stream during the third quarter of 2008.

        We announced on March 15, 2005 that we created a commercial licensing group responsible for licensing all of our technologies.

  Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our Performance Products marketing group, which has extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        Our performance specialties markets are organized around end-use market applications, such as coatings, polymers and resins and agrochemical. In these end uses, our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for on-going differentiation in our development activities with our customers. Our performance intermediates and maleic anhydride markets organize their marketing efforts around their products and geographic regions served. We also provide extensive pre-and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies.

        In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end use customers who cannot cost effectively be served by our direct sales forces.

  Manufacturing and Operations

        Our Performance Products segment has the capacity to produce approximately 6.0 billion pounds annually of a wide variety of specialty, intermediate and commodity products and formulations at 15 manufacturing locations in North America, Europe and Australia.

        These production capacities are as follows:

	Current capacity
Product Area	North America	Europe		Australia	Total
	(millions of pounds)
Performance Specialties
Amines	415	140	(1)		555
Specialty surfactants	100	100		100	300
Carbonates	75				75
Performance Intermediates
EO	1,000			100	1,100
EG	890			55	945
Surfactants	600	1,285			1,885
Ethanolamines	340				340
LAB	375				375
Maleic anhydride	240	140	(2)		380

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

        We have restructured our European surfactants operations over the last 12 months. When this activity is complete in the first quarter of 2006, we will have reduced the workforce by approximately 320 employees. We have significantly downsized our Whitehaven, U.K. manufacturing facility, consolidated our European drying capacity in Castiglione, Italy and streamlined our administrative and site support activities across all of our European facilities. We also closed our Guelph, Ontario surfactants facility during 2005 and transferred the manufacture of key products to other facilities in North America.

  Raw Materials

        We currently use approximately 850 million pounds of ethylene produced each year at our Port Arthur and Port Neches, Texas facilities in the production of EO and ethyleneamines. We consume all of our EO in the manufacture of our EG, surfactants and amines products. We also use internally produced PO and DEG in the manufacture of these products.

        In addition to internally produced raw materials, our performance specialties market purchases over 250 compounds in varying quantities, the largest of which includes ethylene dichloride, caustic soda, synthetic alcohols, paraffin, nonyl phenol, ammonia, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

        In our performance intermediates market, our primary raw materials, in addition to internally produced and third-party sourced EO, are synthetic and natural alcohols, paraffin, benzene and nonyl phenol. All of these raw materials are widely available in the merchant market at competitive prices.

        Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge. Our maleic anhydride catalyst is toll-manufactured by Engelhard under a long-term contract according to our proprietary methods.

  Competition

        In our performance specialties market, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow and Akzo. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price.

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

        In our maleic anhydride market, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Koch, Ashland, Lonza and BASF. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design and BP. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

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

        Our Pigments segment is focused on improving our competitive position. In July 2004, we idled 15,000 tonnes of nameplate capacity at our Umbogintwini, South Africa facility, and in November 2004 we idled 40,000 tonnes of nameplate capacity at our Grimsby, U.K. facility, which together represent about 10% of our total titanium dioxide production capacity. Through these closures and other cost saving measures, we will improve our cost position and enhance our ability to compete in the global marketplace. Our other cost saving measures include the optimization of the geographic distribution of our sales, the consolidation of back-office functions and the continued reduction of our fixed and variable costs at each of our manufacturing facilities.

  Products and Markets

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

        The global titanium dioxide market is characterized by a small number of large global producers. The titanium dioxide industry currently has five major producers. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks and efficiency improvements. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. The last major greenfield titanium dioxide capacity addition was in 1994. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we do not expect significant additional greenfield capacity in the near future.

        We believe that demand for titanium dioxide decreased approximately 5% during 2005 as compared to 2004. During the first three quarters of 2005, lower demand led to an excess of supply of titanium dioxide, increasing inventories and motivating producers to lower industry operating rates. The U.S. Gulf Coast storms adversely affected the supply of titanium dioxide, predominantly as a result of the damage caused to DuPont's DeLisle facility. Accordingly, at the end of 2005, industry operating rates were high and inventory levels were low.

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

        In addition, we have focused on marketing products to higher growth industries. For example, we believe that our pigments business is well-positioned to benefit from the projected growth in the plastics sector which we expect to grow faster than the overall titanium dioxide market over the next several years.

  Manufacturing and Operations

        Our pigments business has eight manufacturing sites in seven countries with a total capacity of approximately 550,000 tonnes per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe. The following table presents information regarding our titanium dioxide facilities:

Region	Site	Annual Capacity	Process
		(tonnes)
Western Europe	Greatham, U.K.	100,000	Chloride
	Calais, France	95,000	Sulfate
	Huelva, Spain	80,000	Sulfate
	Scarlino, Italy	80,000	Sulfate
	Grimsby, U.K.	40,000	Sulfate
North America	Lake Charles, Louisiana(1)	70,000	Chloride
Asia	Teluk Kalung, Malaysia	60,000	Sulfate
Southern Africa	Umbogintwini, South Africa	25,000	Sulfate

Total		550,000

(1)
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

  Joint Ventures

        We own a 50% interest in Louisiana Pigment Company L.P., a manufacturing joint venture located in Lake Charles, Louisiana. The remaining 50% interest is held by our joint venture partner, Kronos Worldwide. We share production offtake and operating costs of the plant equally with Kronos Worldwide, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in Louisiana Pigment Company L.P. is accounted for using the equity method.

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

  Competition

        The global markets in which our pigments business operates are highly competitive. Competition is based primarily on price. In addition, we also compete on the basis of product quality and service. The major global producers against whom we compete are DuPont, Tronox, Kronos and Lyondell. We believe that our competitive product offerings, combined with our presence in numerous local markets, makes us an effective competitor in the global market, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

Polymers

  General

        We manufacture and market polypropylene, polyethylene, expandable polystyrene ("EPS"), EPS packaging and APAO. We consume internally produced and third-party-sourced base petrochemicals, including ethylene and propylene, as our primary raw materials in the manufacture of these products. In our polyethylene, APAO and certain of our polypropylene product lines, we pursue a targeted marketing strategy by focusing on those customers and end use applications that require customized polymer formulations. We produce these products at our smaller and more flexible Polymers manufacturing facilities and generally sell them at premium prices. In our other product lines, including the balance of our polypropylene, EPS and EPS packaging, we maintain leading regional market positions and operate cost-competitive manufacturing facilities. We operate six primary Polymers manufacturing facilities in North America and Australia. We are expanding the geographic scope for sales of polyethylene and improving the integration of our European Base Chemicals business through the construction of an integrated, low-cost, world-scale LDPE plant to be located adjacent to our existing olefins facility in Wilton, U.K. Upon completion of this facility, which we expect will occur in late 2007, we will consume approximately 50% of the output from our U.K. ethylene unit in the production of LDPE.

  Products and Markets

        We have the capacity to produce approximately 440 million pounds of LDPE and 270 million pounds of LLDPE annually at our integrated Odessa, Texas facility. Our polyethylene customer base includes Appleton Papers, Automated Packaging and Sealed Air.

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

        Our LLDPE products contain octene copolymers and are sold into applications that require high performance properties such as strength, clarity, processability, and they contain few resin imperfections (low gel). These products are used in wide variety of applications such as high performance flexible packaging, high clarity shrink films, barrier films, medical products, artificial turf and irrigation tubing. With our higher-performing product line, we compete with a limited number of competitors on the basis of product performance and, to a lesser extent, price.

        We have the capacity to produce approximately 1 billion pounds of polypropylene annually at three production facilities: Longview, Texas with a capacity of approximately 720 million pounds per year; Marysville, Michigan with a capacity of approximately 185 million pounds per year; and Odessa, Texas with a capacity of approximately 120 million pounds per year. Our polypropylene customer base includes Advanced Composites, Ashland, Seaquist Closures, PolyOne and Precise Technologies.

        We employ a variety of technologies to produce different grades of polypropylene, allowing us to participate in a wide range of polypropylene applications. We provide product solutions to processors and OEMs that require special or unique formulations or characteristics. Our products are used extensively in medical applications, caps and closures, higher value automotive parts, consumer durables, and furniture. Our in-reactor thermal plastic olefin ("TPO") products produced at our Marysville, Michigan facility have replaced more expensive compounded plastics. Our Odessa, Texas facility produces grades of polypropylene utilized for medical applications, specialty films and sheets and electronics packaging. These applications have allowed us to realize substantial premium prices over commodity polypropylene.

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

        We have the capacity to produce approximately 250 million pounds of EPS annually at our facilities in North America and Australia. We sell into the construction industry, where the product is used for insulation, and into the small but rapidly growing insulated concrete form market. The products also are used in electronics and produce packaging applications. Our specialty grades include R-mer™ rubber modified EPS and fire retardant grades. Our EPS customer base includes Aptco, Cellofoam, Life Like Products and Premier Industries.

        We are in the process of engineering and constructing a new LDPE plant at our Wilton, U.K. site. We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the site of a world-scale polyethylene production facility. While we export approximately one-third of our ethylene production each year from Wilton, U.K. to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating position and extensive petrochemical infrastructure and logistics at the Wilton site. The announced LDPE facility is planned to have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost approximately $330 million to construct. A grant of approximately $30 million has been awarded by the U.K. government, leaving our cost at $300 million. The facility is expected be operational in late 2007.

        Polymers markets are global commodity markets. Demand for polymers tends to be less susceptible to economic cycles than some of our base petrochemicals, as the products are generally sold into the packaging and consumer markets. Demand for LLDPE, which represents the growth segment of the polyethylene sector has grown at GDP rates. Growth rates for LDPE, a more mature product, have been less than 2% per year. Polypropylene has grown at rates above GDP as these products have replaced other polymers and materials (including wood, paper, glass and aluminum) due to their superior performance characteristics. Our polymers are subject to fluctuations in price as a result of supply and demand imbalances and feedstock price movements.

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

        EPS serves two primary end markets: the "block" EPS market and the "shape" EPS market. Block EPS is used largely by the construction industry and shape EPS is used largely in packaging applications. Producers typically maintain strong links to the approximately 400 domestic molders, leading to product differentiation and customization for clients. Molders are typically small, privately held companies that rely on strong supplier relationships. In 2005, imported EPS beads grew significantly, since domestic capacity is no longer sufficient to satisfy demand.

  Sales and Marketing

        Our Polymers business markets over 85% of its products through a direct, salaried sales force. Our sales force is organized by product line and by geographic region. We also utilize distributors to market certain of our products to smaller customers. Due to the diversity of products, technologies, and grades, we are able to compete across a broad range of markets without relying upon a few large customers. Approximately 6% of our polymers sales are channeled through two large distributors, which market to many small customers. No one customer constitutes more than 10% of sales.

  Manufacturing and Operations

        We have the capacity to produce approximately 2.3 billion pounds of polymers at our six plants located in North America and Australia.

        Information regarding these facilities is set forth in the following chart:

	Odessa, Texas	Longview, Texas	Marysville, Michigan	Peru, Illinois	Mansonville Quebec,	West Footscray, Australia	Total
	(millions of pounds)
Ethylene	800						800
Propylene	300						300
LDPE	440						440
LLDPE	270						270
Polypropylene	120	720	185				1,025
APAO	95						95
EPS				185	40	25	250
Styrene						250	250

        Our Odessa, Texas olefins plant produces both ethylene and propylene. Ethylene is transferred to LDPE and LLDPE for polymerization, and is also utilized in polypropylene and APAO copolymer production. Ethylene capacity is greater than current polymer capacity. To maximize ethylene production, we produce cryogenic ethylene and sell it via tank car to customers without pipeline access. There are only two other sellers of liquid ethylene, Equistar and Eastman. This product is sold at a significant premium to market pricing for pipeline delivered ethylene.

        Our Longview, Texas facility is our most cost efficient facility. Incorporating the UNIPOL® gas phase production technology, this facility has the capability to produce a broad range of polypropylene grades. This facility is connected by pipeline to the Mont Belvieu, Texas propylene supply grid and has recently added railcar unloading infrastructure, giving it maximum raw material supply flexibility.

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

        Our West Footscray, Australia facility, located near Melbourne, is Australia's only producer of styrene and EPS. During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market. Accordingly, we recorded an impairment charge of $48.2 million during the third quarter of 2005 related to the Australian styrenics assets. We also produce phenolic and polyester resins and, in a 50% joint venture with Dow, polystyrene. We also own Australia's largest EPS/EPP molding business, with seven operations around the country.

  Raw Materials

        Our Odessa, Texas facility has access to numerous sources of NGL feedstocks. We operate a feedstock fractionator which separates ethane from other feedstock streams for use in our olefins unit.

        Propylene is the most significant raw material used in the production of polypropylene. At our Longview, Texas and Marysville, Michigan sites we purchase polymer-grade propylene from third parties.

        The primary raw material in the production of EPS is styrene. We purchase/toll styrene for our Peru, Illinois and Mansonville, Quebec facilities at market price from unaffiliated third parties.

  Competition

        In 2005, there were approximately nine domestic producers of LDPE resins, either as LDPE or as LLDPE. The five largest domestic producers of both LDPE and LLDPE in 2005 were ExxonMobil, Dow, Equistar, Westlake and ChevronPhillips.

        There are currently 14 U.S. producers of polypropylene, operating 24 plants. The largest producer and marketer is ExxonMobil, followed by BP, Basell and Atofina. We are the eighth-largest U.S. producer of polypropylene.

        There are five producers of EPS in North America. We are the second-largest producer of EPS in North America. The other major EPS producers are BASF, NOVA Chemicals, Polioles SA and Styrochem.

Base Chemicals

  General

        We are a highly integrated North American and European producer of olefins and aromatics. We consume a substantial portion of our Base Chemicals products, such as ethylene, propylene and benzene, in our Performance Products and Polyurethanes segments. We believe this integration leads to higher operating rates for our Base Chemical assets, improved reliability of raw material supply for our other segments and reduced logistics and transportation costs. We operate four Base Chemicals manufacturing facilities located on the Texas Gulf Coast and in northeast England. These facilities are equipped to process a variety of oil- and natural gas-based feedstocks and benefit from their close proximity to multiple sources of these raw materials. This flexibility allows us to optimize our operating costs. These facilities also benefit from extensive underground storage capacity and logistics infrastructure, including pipelines, deepwater jetties and ethylene liquefaction facilities. For more information, see "—Recent Developments—Impact of 2005 U.S. Gulf Coast Storms" above.

  Products and Markets

        Olefins.    In the U.S., we produce ethylene and propylene at our Port Arthur and Port Neches, Texas olefins manufacturing facilities. The Port Arthur steam cracker has the capacity to produce approximately 1.4 billion pounds of ethylene and approximately 800 million pounds of propylene per year and has the capability to process both light and heavy feedstock, giving us the opportunity to maximize profitability with an optimal selection of raw materials. The Port Neches facility has the capacity to produce approximately 400 million pounds of ethylene and approximately 400 million pounds of propylene per year and has the capability to process ethane and propane and to recover ethylene and propylene from refinery off-gas. Ethylene production at our Port Neches facility was idled in June 2001 and has been recently restarted, with full production beginning in the fourth quarter of 2004. Substantial portions of our ethylene and propylene are used downstream in our Performance Products and Polyurethanes segments.

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

        We are among the largest U.S. producers of butadiene with annual capacity of approximately 900 million pounds. On February 24, 2006, we announced that we had signed a letter of intent to sell the assets of our U. S. butadiene and MTBE business operated in our Base Chemicals segment, which includes our manufacturing facility located at Port Neches, Texas, to Texas Petrochemicals, L.P. See "—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business" above.

        Aromatics.    We are among the largest U.S. producers of cyclohexane and have the capacity to produce approximately 630 million pounds of cyclohexane annually at our Port Arthur, Texas facility. Virtually all cyclohexane is converted to other intermediate chemicals used to produce Nylon 6 and Nylon 6,6 synthetic fibers and resins. The nylon fibers are used to manufacture products such as hosiery, upholstery, carpet and tire cord, and the resins are used in engineered plastic applications. The Port Arthur facility extracts benzene from byproduct streams produced by our olefins facility. We also purchase byproduct streams from neighboring facilities.

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

        We also have the capacity to produce approximately 160 million gallons of MTBE annually at our Port Neches, Texas facility. In 2005, we produced approximately 104 million gallons of MTBE from the conversion of byproduct isobutylenes that we extracted from our unit and neighboring refineries. We recently announced that we have signed a letter of intent to sell the assets of our U. S. butadiene and MTBE business operated in our Base Chemicals segment, which includes our manufacturing facility located at Port Neches, Texas, to Texas Petrochemicals, L.P. We expect the transaction to close in mid-2006. See "—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business" above.

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

  Sales and Marketing

        In recent years, our sales and marketing efforts have focused on developing long-term contracts with customers to operate our facilities at maximum rates, while maintaining very low selling expenses and administration costs. In 2005, over 81% and 83% of our external primary petrochemicals sales volume in North America and Europe, respectively, was made under contracts of a year or more. In addition, we delivered over 78% and 52% of our primary external petrochemical products volume in North America and Europe, respectively, in 2005 by pipeline. Major aromatics customers include BASF, Bayer, Dupont SA, Invista, Rhodia and Solutia. Major olefins customers include BP, Dow, DuPont, EVC, Nova, Shell and Solvay.

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

  Manufacturing and Operations

        The annual production capacities of our olefins and aromatics facilities is set forth below:

	Port Arthur, Texas	Port Neches, Texas		Odessa, Texas(1)	Wilton, U.K.	North Tees, U.K.	Total
	(millions of pounds)
Ethylene	1,400	400		800	1,900		4,500
Propylene	800	400		300	880		2,380
Butadiene(2)		900			225		1,125
Paraxylene					800		800
Benzene	480					1,200	1,680
Cyclohexane	630					725	1,355
MTBE(2)		160	(3)				160	(3)

(1)
Our Odessa, Texas olefins unit primarily provides raw materials for our Polymers segment. As such, the operations of this unit are accounted for in the Polymers segment. See "—Polymers—Manufacturing and Operations" and "—Polymers—Raw Materials."

(2)
On February 24, 2006, we announced that we had signed a letter of intent to sell the assets of our U. S. butadiene and MTBE business operated in our Base Chemicals segment, which includes our manufacturing facility located at Port Neches, Texas, to Texas Petrochemicals, L.P. We expect the transaction to close in mid-2006.

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

  Competition

        The markets in which our Base Chemicals business operates are highly competitive. Our competitors in the olefins and aromatics markets include BP, Dow, Equistar, ExxonMobil, Sabic and Shell. While the market for most of these products is global, prices tend to be set regionally. These industries are characterized by companies that have large market shares in specific regions. The primary factors for competition in this business are price, reliability of supply and customer service. The technology used in these businesses is mature and widely available.

Research and Development

        On a historical basis, for the years ended December 31, 2005, 2004 and 2003, we spent $95.5 million, $96.2 million and $77.6 million, respectively, on research and development of our products.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are currently located in The Woodlands, Texas and Everberg, Belgium. Other regional development/technical service centers are located in Odessa, Texas (polymers); Billingham, England (pigments); Auburn Hills, Michigan (polymers and polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Ascot Vale, Australia (surfactants); and Port Neches, Texas and Wilton, U.K. (process engineering support). We closed our Austin, Texas, West Deptford, New Jersey and Oldbury, U.K. facilities in 2005.

        We have leading technology positions, which contribute to our status as a low cost producer. Coordinated research, engineering and manufacturing activities across production and research and development locations facilitate these low cost positions.

Intellectual Property Rights

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 565 unexpired U.S. patents, approximately 125 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 3,610 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

        We have associated brand names with a number of our products, and we have approximately 135 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,110 foreign counterparts, including both registrations and applications for registration. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

Employees

        As of December 31, 2005, we employed approximately 10,800 people in our operations around the world. Approximately 3,150 of these employees are located in the U.S., while approximately 7,650 are located in other countries. We believe our relations with our employees are good.

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2005 and 2004, our capital expenditures for EHS matters totaled $48.9 million and $55.4 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters and unasserted claims. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of December 31, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our financial condition, results of operations or cash flows.

        Beginning in the third quarter of 2004 and extending through December 2005, we have received notifications of approximately eight separate enforcement actions from the Texas Commission on Environmental Quality ("TCEQ") for alleged violations related to air emissions at our Port Neches or our Port Arthur plant. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. TCEQ has made individual proposals to us to resolve four of the notices of alleged violation for approximately $0.1 million each. TCEQ has also made a proposal to resolve one of the remaining notices, addressing upset emissions at Port Neches, for $0.2 million. TCEQ has not made a penalty proposal for two other notices, and the final notice is seeking a penalty of less than $5,000. Final resolution of these matters is subject to negotiation between us and TCEQ. We do not believe that the resolution of these matters will result in the imposition of costs material to our financial condition, results of operations or cash flows.

        By letter dated September 13, 2005, the Tamil Nadu Pollution Control Board (the "TNPCB") issued an Order in follow-up to a Show Cause notice dated June 30, 2005, requiring a manufacturing facility of Petro Araldite Private Limited, a subsidiary of AdMat in Chennai, India, to close for one week and to submit an action plan and timeline to reduce chemical oxygen demand in its wastewater effluent. The facility complied with the order and submitted an action plan to the TNPCB, which has been accepted pending installation of assets to remedy the issue. A consent order renewal was subsequently issued covering the period through March 31, 2006. The proposed changes are being installed and we expect these modifications to resolve the current issues with the TNPCB. Ultimately, if the asset modifications do not resolve the effluent issue, or the TNPCB believes the plan or its implementation is inadequate, the TNPCB has the power to take further enforcement action, including shutting down the facility for a longer period or permanently, initiating criminal sanctions or imposing fines. Nevertheless, we believe that the investments in progress will fully resolve this matter. If they do not, however, the ultimate resolution will not have a material impact on our financial condition, results of operations or cash flows.

        See "Item 3. Legal Proceedings" for a discussion of environmental lawsuits brought by private party plaintiffs.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third party claims to result in a material liability to us.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $25 million and $35 million for environmental liabilities as of December 31, 2005 and 2004, respectively. Of these amounts, approximately $7 million and $8 million are classified as accrued liabilities on our consolidated balance sheets as of December 31, 2005 and 2004, respectively, and approximately $18 million and $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of December 31, 2005 and 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

        In October 2003, the European Commission ("EC") adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. On November 17, 2005, the European Parliament completed its first reading of the EC-drafted REACH legislation. Ministers from EU's 25 member states (sitting as the Council) finalized their own position on the text on December 13, 2005, paving the way for final agreement between Parliament and the Council in late 2006 and for REACH to become law in early 2007. As proposed, REACH would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require expenditures by us. As currently envisioned, REACH would take effect in three primary stages over eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still in development.

  MTBE Developments

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. The use of MTBE has become controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action. For example, about 25 states have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states. Those states account for a substantial portion of the "pre-ban" U.S. MTBE market. In addition, the Energy Policy Act of 2005 is beginning to have an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. Although the extent of the potential impact of the new law is still unclear, there have been indications that certain gasoline refiners and distributors may stop using MTBE and that certain pipeline companies may stop shipping gasoline containing MTBE. A significant loss in demand for our MTBE in the U.S. could result in a material loss in revenues or material costs or expenditures. Moreover, additional phase-outs or other future regulation of MTBE may result in a further reduction in demand for our MTBE in the U.S.

        In 2005, we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. Nevertheless, we expect to continue to sell a portion of our MTBE into the U.S. market, although not pursuant to any new long-term agreements. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

        A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

        Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

We have a history of losses and may incur losses in the future, which could materially reduce the market price of our securities.

        We incurred net losses in each of the last five fiscal years. We will need to continue to generate additional revenues and/or significantly reduce costs, including interest expense, in order to avoid additional net losses in future periods. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially reduce the market price of our securities.

Demand for many of our products is cyclical, and we may experience prolonged depressed market conditions for such products.

        Historically, the markets for many of our products, particularly our commodity products, have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. Currently, several of our markets continue to experience conditions of oversupply, and the pricing of our products in these markets is depressed. Future growth in demand for these products may not be sufficient to alleviate any existing or future conditions of excess industry capacity, and such conditions may be sustained or further aggravated by anticipated or unanticipated capacity additions or other events.

        We derive a substantial portion of our revenue from sales of commodity products. Due to the commodity nature of these products, competition in these markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we may not be able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers. Historically, the prices for our commodity products have been cyclical and sensitive to relative changes in supply and demand, the availability and price of feedstocks and general economic conditions. Our other products may be subject to these same factors, but, typically, the impact of these factors is greatest on our commodity products.

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

        The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of these raw materials from third party suppliers, and the cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical. In recent periods we have experienced significantly higher crude oil prices, which have resulted in increased raw material prices.

        Although we frequently enter into supply agreements to acquire these raw materials, these agreements typically provide for market based pricing and provide us only limited protection against price volatility. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on profitability. If any of our suppliers is unable to meet its obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials cost. In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable and cost effective substitutes. Any underlying cost increase that we are not able to pass on to our customers or any interruption in supply of raw materials could increase our costs or decrease our revenues, which could reduce our profitability.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

        Any natural disaster or other serious disruption at any of our facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Substantially all of our revenues are derived from products manufactured at facilities, including among others, our U.S. Gulf Coast facilities, which are exposed to the risk of natural disasters. If there is a natural disaster or other serious disruption at any of these facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas. A natural disaster in one of these regions could have a material adverse impact on our U.S. and foreign operations, operating results and financial condition.

Our available cash and access to additional capital may be limited by our substantial leverage, which could restrict our ability to grow our businesses.

        We reduced our indebtedness net of cash, including outstanding borrowings under our off-balance sheet accounts receivable securitization program, during 2005 by approximately $1.6 billion, but we still have a substantial amount of indebtedness outstanding. As of December 31, 2005, we had total consolidated outstanding indebtedness of approximately $4.5 billion (including the current portion of long-term debt). We may incur substantial additional debt from time to time for a variety of purposes. Our outstanding debt could have important consequences for our businesses, including:

  •
  a high degree of debt will make us more vulnerable to a downturn in our businesses, our industry or the economy in general as a significant percentage of our cash flow from operations will be required to make payments on our indebtedness, making it more difficult to react to changes in our business and in market or industry conditions;

  •
  a substantial portion of our future cash flow from operations may be required to be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes, including the growth of our businesses and the payment of dividends;

  •
  our ability to obtain additional financing may be constrained due to our existing level of debt; and

  •
  part of our indebtedness is, and any future debt may be, subject to variable interest rates, which makes us vulnerable to increases in interest rates.

        Our existing debt instruments contain restrictive covenants that may limit our ability to utilize our cash flow to operate our businesses by restricting our ability to, among other things, make prepayments of certain debt, receive dividends from our subsidiaries, make investments and merge or consolidate and transfer or sell assets.

        As of December 31, 2005, the current portion of our long term debt totaled $44.6 million. We estimate that our annual interest expense for 2006 will be approximately $375 million. As of December 31, 2005, we had combined outstanding variable rate borrowings of approximately $2.3 billion. Assuming a 1% increase in interest rates, without giving effect to interest rate hedges, our annual interest rate expense would increase by approximately $23 million.

        If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of those instruments. In the event of a default, a holder of the indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the lenders under our credit facilities could elect to terminate their commitments thereunder and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our securities to decline.

A downgrade in the ratings of the debt securities of our subsidiaries could result in increased interest and other financial expenses related to future borrowings of our subsidiaries and could restrict our access to additional capital or trade credit.

        Standard and Poor's Ratings Services and Moody's Investors Service maintain credit ratings for us and HI. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability, materially reduce our sales and/or materially increase our costs.

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. The use of MTBE has become controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action. For example, about 25 states have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states. Those states account for a substantial portion of the "pre-ban" U.S. MTBE market. In addition, the Energy Policy Act of 2005 is beginning to have an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. Although the extent of the potential impact of the new law is still unclear, there have been indications that certain gasoline refiners and distributors may stop using MTBE and that certain pipeline companies may stop shipping gasoline containing MTBE. A significant loss in demand for our MTBE in the U.S. could result in a material loss in revenues or material costs or expenditures. Moreover, additional phase-outs or other future regulation of MTBE may result in a further reduction in demand for our MTBE in the U.S.

        In 2005, we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. Nevertheless, we expect to continue to sell a portion of our MTBE into the U.S. market, although not pursuant to any new long-term agreements. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

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

        Some of our subsidiaries conduct a significant portion of their business outside the U.S. These operations outside the U.S. are subject to risks normally associated with international operations. These risks include the need to convert currencies which may be received for our products into currencies in which our subsidiaries purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. In addition, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located in the United Kingdom and continental Europe, we are primarily exposed to fluctuations in the pound sterling, the euro and the Swiss franc. Furthermore, we anticipate increased exposure to the Chinese renminbi following completion of the construction of our MDI production facilities in China through our Chinese joint ventures, currently expected in 2006.

        Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of foreign laws, including tax laws. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could reduce the trading price of our securities.

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, are low in certain commodity product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced profit margins and/or loss of market share and reduce the trading price of our securities.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.

        Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of differentiated and commodity chemical products. These hazards include chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks.

        Many of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers' compensation and other matters.

        We maintain property, business interruption and casualty insurance policies which we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards and risks incident to our business. We maintain property damage and business interruption insurance policies with aggregate limits of $1 billion per occurrence and products liability and sudden and accidental insurance policies with aggregate per occurrence and annual limits of $600 million. We also maintain insurance policies covering other types of risks, including pollution legal liability insurance. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could materially increase our operating costs and therefore reduce our profitability.

        In addition, we are subject to various claims and litigation in the ordinary course of business. In conjunction with many of our past acquisitions, we have obtained indemnity agreements from the prior owners addressing liabilities that may arise from operations and events prior to our ownership. We are a party to several pending lawsuits and proceedings. It is possible that a judgment could be rendered against us in these cases or others in which we could be uninsured or not covered by indemnity and beyond the amounts that we currently have reserved or anticipate incurring for such matters. See "Item 1. Business—Environmental, Health and Safety Matters" and "Item 3. Legal Proceedings."

We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability. See "Item 1. Business—Environmental, Health and Safety Matters" and "Item 3. Legal Proceedings."

        In addition, we could incur significant expenditures in order to comply with existing or future environmental or safety laws. Capital expenditures and costs relating to environmental or safety matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future environmental or safety laws.

        Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. See "Item 1. Business—Environmental, Health and Safety Matters" and "Item 3. Legal Proceedings."

We can provide no assurance that our internal control over our financial reporting will be effective when Section 404 of the Sarbanes-Oxley Act of 2002 becomes applicable to us.

        Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning December 31, 2006. From that point, we will be required to include in our annual report on Form 10-K a report on our management's assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also issue an audit report on management's assessment and on our internal control over financial reporting.

        We have undertaken significant efforts in preparation for the requirements of Section 404. However, given the complexities and inherent risks associated with the operation of internal control over financial reporting, we can provide no assurance that our internal control over financial reporting will be effective when Section 404 becomes applicable to us. Moreover, we can provide no assurance as to any matters that might be reported in our management's assessment of our internal control over financial reporting or our independent registered public accounting firm's audit report. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

We are a holding company, with no revenue generating operations of our own. We depend on the performance of our subsidiaries and their ability to make distributions to us.

        We are a holding company with no business operations, sources of income, indebtedness or assets of our own other than our ownership interests in our subsidiaries. Because all our operations are conducted by our subsidiaries, our cash flow and our ability to repay our debt obligations and our ability to pay dividends to our stockholders, including the dividends on our mandatory convertible preferred stock, are dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payment of dividends, distributions, loans or advances by our subsidiaries to us are subject to restrictions imposed by the current and future debt instruments of our subsidiaries. In addition, payments or distributions from our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. As of December 31, 2005, our subsidiaries had total outstanding indebtedness of approximately $4.5 billion (including the current portion of long-term debt).

        Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization of any such subsidiary, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary's creditors, including trade creditors and holders of debt or preferred stock issued by that subsidiary.

Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be impaired.

        Proprietary protection of our processes, apparatuses and other technology is important to our business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could result in significantly lower revenues, reduced profit margins and/or loss of market share.

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could result in significantly lower revenues, reduced profit margins and/or loss of market share.

Loss of key members of our management could disrupt our business.

        We depend on the continued employment and performance of our senior executives and other key members of management. If any of these individuals resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any "key man" life insurance for, any of our executive officers.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, the continuing military action in Iraq, general instability in various OPEC member nations, the threat of other attacks or acts of war in the U.S. and abroad and increased security regulations related to our industry could adversely affect our business.

        The attacks of September 11, 2001, and subsequent events, including the continuing military action in Iraq, have caused instability in the U.S. and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq, or further acts of terrorism in the U.S. or abroad, which could cause further instability in financial markets. Current regional tensions and conflicts in various OPEC member nations, including the continuing military action in Iraq, have caused, and may cause further, increases in raw material costs, particularly natural gas and crude oil based feedstocks, which are used in our operations. The uncertainty surrounding the continuing military action in Iraq and the threat of further armed hostilities or acts of terrorism may impact any or all of our physical facilities and operations, which are located in North America, Europe, Australia, Asia, Africa, South America and the Middle East, or those of our customers. Furthermore, terrorist attacks, subsequent events and future developments in any of these areas may result in reduced demand from our customers for our products. In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could result in significant unanticipated costs, lower revenues and/or reduced profit margins.

Future acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

        In the future we may seek to grow our Company and businesses by making acquisitions or entering into partnerships and joint ventures. Any future acquisition, partnership or joint venture may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

  •
  problems with effective integration of operations;

  •
  the inability to maintain key pre-acquisition business relationships;

  •
  increased operating costs;

  •
  exposure to unanticipated liabilities; and

  •
  difficulties in realizing projected efficiencies, synergies and cost savings.

We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness and/or by issuing additional equity securities. As a result, we could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

We are indirectly controlled by the Huntsman family and MatlinPatterson, whose interests may conflict with those of our Company or our other stockholders, and other stockholders' voting power may be limited.

        Jon M. Huntsman and other members of the Huntsman family and MatlinPatterson indirectly control, in the aggregate, approximately 59% of our outstanding common stock through their beneficial ownership of HMP Equity Trust and will have the ability to:

  •
  elect a majority of the members of the board of directors of our Company;

  •
  subject to applicable law and the rights of holders of our mandatory convertible preferred stock, determine, without the consent of our other stockholders, the outcome of certain matters submitted to our stockholders for approval, including amendments to our certificate of incorporation, mergers, consolidations and the sale of all or substantially all of our assets; and

  •
  subject to applicable law, prevent or cause a change in control of our Company.

        The interests and objectives of our controlling stockholders may be different from those of our Company or our other stockholders, and our controlling stockholders may vote their common stock in a manner that may adversely affect our other stockholders. In addition, four of our directors, Mr. Jon M. Huntsman, Mr. Peter R. Huntsman, Mr. David J. Matlin and Mr. Christopher R. Pechock, control HMP Equity Trust. This may create conflicts of interest because these directors have responsibilities to HMP Equity Trust and its beneficial owners. Their duties to HMP Equity Trust and its beneficial owners may conflict with their duties as directors of our Company regarding business dealings between HMP Equity Trust and us and other matters. The resolution of these conflicts may not always be in our or our stockholders' best interest.

HMP Equity Trust's controlling position and provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, your ability to sell your shares at a premium.

        HMP Equity Trust's controlling position, as well as provisions contained in our certificate of incorporation and bylaws, such as a classified board of directors, limitations on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings, and certain provisions of Delaware law, could make it more difficult for a third party (other than HMP Equity Trust and its affiliates) to acquire control of our Company, even if some of our stockholders considered such a change of control to be beneficial. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock that has special voting or other rights, it could make it more difficult for a third party to acquire us. These provisions taken together or individually may reduce or eliminate your ability to sell your shares of common stock at a premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        As of December 31, 2005, we did not have any unresolved comments with the staff of the SEC.

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

Location	Business Segment	Description of Facility
Salt Lake City, Utah	—	Executive Offices
The Woodlands, Texas(1)	—	Operating Headquarters, Global Technology Center
Geismar, Louisiana(2)	Polyurethanes	MDI, Nitrobenzene(5), Aniline(5) and Polyols Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Everberg, Belgium	Polyurethanes	Polyurethane Research Facility/Performance Products Regional HQ
Gateway West, Singapore(1)	Polyurethanes	Polyurethane Commercial Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Port Neches, Texas(3)	Polyurethanes, Performance Products and Base Chemicals	Olefins, Aromatics, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Wilton, U.K.	Polyurethanes and Base Chemicals	Olefins and Aromatics Manufacturing Facilities and Aniline and Nitrobenzene Manufacturing Facilities
Bergkamen, Germany(4)	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Resins and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(3)	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Panyu, China(1)(4)	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Chocolate Bayou, Texas(1)(5)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)(5)	Performance Products	Maleic Anhydride Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility

Botany, Australia	Performance Products	Surfactant Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Whitehaven, U.K.(1)(6)	Performance Products	Surfactant Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Grimsby, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(7)	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Billingham, U.K.	Pigments	Titanium Dioxide Research and Technical Facility
Peru, Illinois	Polymers	EPS Manufacturing Facility
Marysville, Michigan	Polymers	Polypropylene Manufacturing Facility
Longview, Texas(1)	Polymers	Polypropylene Manufacturing Facility
Odessa, Texas	Polymers	Polyethylene Manufacturing Facility
Mansonville, Quebec	Polymers	EPS Manufacturing Facility
West Footscray, Australia	Polymers	Styrenics Manufacturing Facility
Port Arthur, Texas	Base Chemicals	Olefins and Aromatics Manufacturing Facility
Sour Lake, Texas	Base Chemicals	Various finished raw materials pipelines and storage facilities
North Tees, U.K.(1)	Base Chemicals	Aromatics Manufacturing Facility and Logistics & Storage Assets

(1)
Leased land and/or building.

(2)
The Geismar facility is owned as follows: we own 100% of the MDI and polyol facilities, and Rubicon LLC, a consolidated manufacturing joint venture with Chemtura Corporation in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Chemtura Corporation and our wholly-owned assets at Geismar.

(3)
76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

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

(6)
We have substantially reduced our operations at this site during 2005.

(7)
50%-owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of Kronos Worldwide, Inc.

ITEM 3. LEGAL PROCEEDINGS

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $16 million in costs and settlement amounts for Discoloration Claims as of December 31, 2005.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	0	1	1
Claims resolved during period	1	2	2
Claims unresolved at end of period	2	3	4

        During the year ended December 31, 2004, we settled claims for approximately $45 million, approximately $30 million of which was paid by our insurers or ICI and approximately $15 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration Claims. During the year ended December 31, 2005, we settled a claim for approximately $1 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2005 asserted aggregate damages of approximately $63 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2005 for costs associated with unasserted Discoloration Claims.

Ciba Settlement

        Vantico, acquired by us in June 2003, concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy-out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004. We received additional consideration in the form of modifications to certain operating agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement.

Environmental Litigation

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

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	2,104	214	721
Claims resolved during period	2,988	51	0
Claims unresolved at end of period	0	884	721

        All claims filed as of December 31, 2005 have been resolved through dismissal and/or settlement.

        In addition, we have been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the year ended December 31, 2005. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases reflects an increase in the number of underlying claims.

        Where the alleged exposure occurred prior to our ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our eleven-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Tendered during period	284	94	94
Resolved during period	106	65	51
Unresolved at end of period	576	398	369

        We have never made any payments with respect to these cases. As of December 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Filed during period	55	23	28
Resolved during period	56	42	6
Unresolved at end of period	34	29	48

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $0.1 million, $1.0 million and $0.2 million in 2005, 2004 and 2003, respectively. The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows: one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period.

        As of December 31, 2005, we had an accrual of $0.9 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

Antitrust Matters

        We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the "Polyether Polyols Cases" in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols Cases are Bayer, BASF, Dow, and Lyondell. Bayer has announced that it has entered into a settlement agreement with the plaintiffs.

        These consolidated cases are in the early stages of class certification discovery. The pleadings of the plaintiffs do not provide specifics about any alleged illegal conduct of the defendants and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possible loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

        In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting the production of documents relating to sales and pricing of TDI, MDI, polyether polyols and related systems. Bayer and Lyondell have announced that they have also been served with subpoenas in this matter. We intend to cooperate fully in this matter.

Tax Dispute

        In connection with the audit of our income tax returns for the years ended 1998 through 2001, we received a Notice of Proposed Adjustment from the Internal Revenue Service and, in 2005, we initiated an administrative appeal before the Internal Revenue Service. The potential liability and the potential reduction to our net operating losses have been reserved in our financial statements. For more information on this matter, including the potential net adjustment to our net operating losses, see "Note 18. Income Taxes" to our Consolidated Financial Statements included elsewhere in this report.

Other Proceedings

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Item 1. Business—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information called for by this Item 4 is contained in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is information concerning our executive officers as of March 1, 2006.

        Peter R. Huntsman, 42, is President, Chief Executive Officer and a Director of our Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of HI and certain of our other subsidiaries.

        J. Kimo Esplin, 43, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as chief financial officer of all of the Huntsman companies since 1997. From 1994 to 1997, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        Samuel D. Scruggs, 46, is Executive Vice President, General Counsel and Secretary. Mr. Scruggs served as Vice President and Treasurer from 2000 to 2002 and as Vice President and Associate General

Counsel from 1999 to 2000. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

        Anthony P. Hankins, 48, is Division President, Polyurethanes. Mr. Hankins was appointed to this position in March 2004. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes business, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes business, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for our Polyurethanes business. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme, 49, is Division President, Advanced Materials, and has served in that role since June 2003. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        Thomas J. Keenan, 53, is Division President, Pigments, and has served in that role since August 2003. From January 2000 to August 2003, Mr. Keenan served as President, North American Petrochemicals and Polymers, and from January 1998 to January 2000, he served as Senior Vice President of Huntsman Chemical Company LLC. Prior to joining Huntsman in 1994, Mr. Keenan was Vice President and General Manager, Olefins and Polyolefins for Mobil Chemical Company, where he worked for more than sixteen years.

        Kevin J. Ninow, 42, is Division President, Base Chemicals and Polymers, and has served in that role since July 2003. From July 1999 to July 2003, Mr. Ninow served as Senior Vice President, European Petrochemicals. Mr. Ninow joined Huntsman in 1989.

        Donald J. Stanutz, 55, is Division President, Performance Products. Mr. Stanutz was appointed to this position in March 2004. Mr. Stanutz served as Executive Vice President and Chief Operating Officer of HLLC from December 2001 to February 2004, as Executive Vice President, Global Sales and Marketing from July 2000 to November 2001 and as Executive Vice President, Polyurethanes, PO and Performance Chemicals from July 1999 to June 2000. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

        Michael J. Kern, 56, is Senior Vice President—Environmental, Health & Safety, and Chief Information Officer. Mr. Kern has held this position since December 2003. Mr. Kern has served in several senior management positions of our Company, including Senior Vice President, Environmental, Health & Safety from July 2001 to December 2003 and Senior Vice President, Manufacturing from December 1995 to July 2001. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager—Jefferson County Operations from April 1993 until joining our Company, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

        Don H. Olsen, 59, is Senior Vice President, Global Public Affairs. Mr. Olsen served as Senior Vice President, Public Affairs from August 1993 until he was appointed to his current position in June 2003 and as Vice President, Communications from November 1988 until August 1993. Prior to joining Huntsman in 1988, Mr. Olsen had a 17-year career in broadcast journalism. He also spent three years in Washington, D.C. as Director of Communications for former U.S. Senator Jake Garn.

        Brian V. Ridd, 48, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        L. Russell Healy, 50, is Vice President and Controller. Mr. Healy is also Vice President and Controller of HI and has served in this capacity since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, and from July 1999 to July 2001, he served as Vice President and Finance Director for HI. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche, LLP. Mr. Healy is a Certified Public Accountant and holds a master's degree in accounting.

        The following is information concerning our other key officers as of March 1, 2006.

        Martin Casey, 58, is Vice President, Strategic Planning. Dr. Casey has held this position since August 2004. From 1999 until he was appointed to his current position, Dr. Casey was responsible for planning and business development in our Polyurethanes business, which was acquired from ICI in 1999. From 1995 to 1999 he was New Business Development Manager for ICI's polyurethanes business, before which he was Business Manager for ICI's acrylic sheet business and held a variety of earlier positions in technical and business management roles.

        Sean Douglas, 41, is Vice President and Treasurer. Mr. Douglas served as Vice President, Finance from July 2001 until he was appointed to his current position in 2002 and as Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of Price Waterhouse.

        Kevin C. Hardman, 42, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche, LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett, 37, is Vice President, Corporate Development and Investor Relations. Mr. Heskett has held this position since August 2004. Mr. Heskett was appointed Vice President, Corporate Development in 2002. Mr. Heskett previously served as Assistant Treasurer for our Company and several of our subsidiaries, including HI and HLLC. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        James R. Moore, 61, is Vice President and Deputy General Counsel. Mr. Moore served as Vice President and Chief Environmental Counsel from 2002 until he was appointed to his current position in 2003. Mr. Moore served as Senior Environmental Counsel from 1998 to 2002. From 1989 until joining Huntsman in 1998, Mr. Moore was a partner at the Seattle law firm of Perkins Coie. Mr. Moore also previously served as a trial attorney with the U.S. Department of Justice, an assistant U.S. Attorney and Regional Counsel, Region 10, of the U.S. Environmental Protection Agency.

        R. Wade Rogers, 40, is Vice President, Global Human Resources. Mr. Rogers has held this position since May 2004. From October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 13, 2006, there were approximately 198 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $20.06 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2005:
First Quarter*	$29.99	$22.00
Second Quarter	23.77	18.15
Third Quarter	24.44	16.50
Fourth Quarter	20.45	17.03

*
Prior to our initial public offering in February 2005, there was no established trading market for our common stock. Our common stock began trading on the New York Stock Exchange on February 11, 2005. Accordingly, no sales price information is available for our common stock for periods prior to February 11, 2005.

Dividends

        We do not currently pay or anticipate paying any cash dividends on our common stock. Instead, we intend to retain our earnings, if any, to invest in our businesses, to repay indebtedness and to use for general corporate purposes. Subject to the terms of our mandatory convertible preferred stock, our board of directors has the authority to declare and pay dividends on the common stock, in its discretion, as long as there are funds legally available to do so. However, amounts available to pay dividends will be restricted by the terms of the credit agreements and indentures of our subsidiaries. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents our historical financial data and the historical financial data of our predecessor Huntsman Holdings as of and for the dates and periods indicated. In such financial data, HIH is accounted for using the equity method of accounting through April 30, 2003. Effective May 1, 2003, we have consolidated the financial results of HIH. Effective June 30, 2003, as a result of the AdMat Transaction, we have consolidated the financial results of AdMat. As a result, the financial information as of and for the year ended December 31, 2003 is not comparable to the financial information as of and for the years ended December 31, 2004 and 2005. You should read the selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and accompanying notes included elsewhere in this report.

	Year ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenues	$12,961.6	$11,426.4	$7,018.6	$2,661.0	$2,757.4
Gross profit	1,752.1	1,378.4	683.7	240.0	90.8
Restructuring, impairment and plant closing costs (credits)	123.6	299.3	37.9	(1.0)	588.5
Operating income (loss)	813.9	408.2	179.1	66.3	(709.4)
Income (loss) from continuing operations	37.0	(219.9)	(317.2)	(191.9)	(842.8)
Loss from discontinued operations, net of tax	(43.9)	(7.8)	(2.6)	—	—
Cumulative effect of changes in accounting principle, net of tax(a)	(27.7)	—	—	169.7	(0.1)
Net loss	(34.6)	(227.7)	(319.8)	(22.2)	(842.9)
Basic and diluted (loss) income per common share(b):
Loss from continuing operations	$(0.03)	$(1.40)	$(1.78)	$(0.95)	$(3.82)
Loss from discontinued operations, net of tax	(0.20)	(0.03)	(0.01)	—	—
Cumulative effect of changes in accounting principle, net of tax (a)	(0.12)	—	—	0.77	—

Net loss	$(0.35)	$(1.43)	$(1.79)	$(0.18)	$(3.82)

Other Data:
Cash dividends per share	$—	$—	$—	$—	$—
Depreciation and amortization	500.8	536.8	353.4	152.7	197.5
Capital expenditures	338.7	226.6	191.0	70.2	76.4
Balance Sheet Data (at period end):
Total assets	$8,870.5	$9,423.5	$8,737.4	$2,747.2	$2,357.8
Total debt	4,457.9	6,299.5	5,910.1	1,736.1	2,450.5
Total liabilities	7,329.5	9,065.2	8,278.8	2,532.0	3,046.3

(a)
During the fourth quarter of 2005, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations," and recorded a charge for the cumulative effect of accounting change, net of tax, of $31.7 million. Also in the fourth quarter of 2005, we accelerated the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30. The effect of the change in measurement date resulted in a cumulative effect of accounting change credit, net of tax, of $4.0 million. In 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," resulting in an increase of $169.7 million in the carrying value of our investment in HIH to reflect the proportionate share of the underlying net assets. In 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in a cumulative increase in net loss of $0.1 million.

(b)
All per share information has been restated to give effect to the shares issued in connection with the Reorganization Transaction and our initial public offering of common stock on February 16, 2005 and the shares issued in connection with the exchange of the HMP Warrants on March 14, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are among the world's largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 67 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 10,800 associates worldwide. Our businesses benefit from significant vertical integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the year ended December 31, 2005 and 2004 of $13.0 billion and $11.4 billion, respectively.

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

        Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of our products for other materials across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI. In 2005, the profitability of our Polyurethanes and Advanced Materials segments improved due to increased demand in several of our key industrial end markets, including aerospace, automotive and construction products. This has allowed us to increase selling prices, which has more than offset increases in the cost of our primary raw materials, including benzene, propylene and chlorine.

        The global PO market is influenced by supply and demand imbalances. PO demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for PO have generally exceeded GDP growth rates. As a co-product of our PO manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "Part I. Item 1. Business—Environmental, Health and Safety Matters—MTBE Developments" and "Part I. Item 1A. Risk Factors" for a discussion of legal and regulatory developments that have resulted in the curtailment and potential elimination of MTBE in gasoline in the U.S. and elsewhere. We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; however, the PO/MTBE operations in our Polyurethanes segment are not included in this transaction which is expected to close in mid-2006. See "Part I. Item 1. Business—Recent Developments—Pending Sale of U.S. Butadiene and MTBE Business."

        In 2005, we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. Nevertheless, we expect to continue to sell a portion of our MTBE into the U.S. market, although not pursuant to any new long-term agreements. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity in Europe and a decline in the use of LAB in new detergent formulations have continued to impair our ability to increase prices in response to higher raw material costs. EG industry operating rates and profitability have declined sharply during 2005 due to additional capacity coming on stream.

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

        The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent North American or European capacity additions. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the profitability of our Polymers and Base Chemicals segments.

        For a discussion of recent developments affecting our Company, see "Part I. Item 1. Business—Recent Developments."

Outlook

        We are optimistic about our outlook for 2006 and, consistent with industry analysts, we believe that the outlook for the chemical industry is generally positive. We expect that demand for most of our differentiated products will remain strong but anticipate somewhat softer demand for certain of our commodity products in the first half of 2006. We are currently experiencing less volatility in energy and raw material prices; however, we remain concerned that sustained high energy and raw material costs or volatility in such costs may add uncertainty to the chemical industry's profit outlook for 2006.

        We believe that price momentum is generally favorable. We announced significant price increases for many of our products in the fourth quarter of 2005, and we expect our differentiated products to maintain price momentum in the near term. We believe that price momentum in our commodities products is less favorable and we expect that the margin weakness that we experienced in the later half of 2005 in our European petrochemicals business is likely to continue into early 2006. We believe that regional capacity additions in most of our commodity businesses will be limited over the next several years.

        We believe that any lingering effects from the 2005 U.S. Gulf Coast storms on logistics and raw material supplies are dissipating and we expect that any further storm related effects will be relatively modest. We also believe that the supply and demand imbalances created by these storms have largely been resolved as the affected production capacity has now mostly restarted.

        We expect continued global GDP growth, but we also believe that sustained high energy costs have the potential to dampen economic growth.

Results of Operations

				Percent Change
	Year Ended December 31,
				2005 vs 2004	2004 vs 2003
	2005	2004	2003
	(in millions)
Revenues	$12,961.6	$11,426.4	$7,018.6	13%	63%
Cost of goods sold	11,209.5	10,048.0	6,334.9	12%	59%

Gross profit	1,752.1	1,378.4	683.7	27%	102%
Operating expense	814.6	670.9	466.7	21%	44%
Restructuring, impairment and plant closing costs	123.6	299.3	37.9	(59)%	690%

Operating income	813.9	408.2	179.1	99%	128%
Interest expense, net	(426.6)	(612.6)	(409.1)	(30)%	50%
Loss on sale of accounts receivable	(10.7)	(15.6)	(20.4)	(31)%	(24)%
Equity in income (loss) of unconsolidated affiliates	8.2	4.0	(37.5)	105%	NM
Other expense	(322.6)	(25.8)	—	NM	NM

Income (loss) from continuing operations before income taxes, minority interest and accounting changes	62.2	(241.8)	(287.9)	NM	(16)%
Income tax (expense) benefit	(23.5)	29.1	(30.8)	NM	NM
Minority interests in subsidiaries' (income) loss	(1.7)	(7.2)	1.5	(76)%	NM

Income (loss) from continuing operations	37.0	(219.9)	(317.2)	NM	(31)%
Loss from discontinued operations (including a loss on disposal of $36.4 in 2005), net of tax	(43.9)	(7.8)	(2.6)	463%	200%
Cumulative effect of changes in accounting principle, net of tax of $2.9	(27.7)	—	—	NM	NM

Net loss	(34.6)	(227.7)	(319.8)	(85)%	(29)%
Interest expense, net	426.6	612.6	409.1	(30)%	50%
Income tax expense (benefit)(1)	20.6	(29.1)	30.8	NM	NM
Depreciation and amortization	500.8	536.8	353.4	(7)%	52%

EBITDA(2)	$913.4	$892.6	$473.5	2%	89%

Net cash provided by operating activities	$974.1	$180.8	$225.4	439%	(20)%
Net cash used in investing activites	(469.2)	(230.0)	(846.3)	104%	(73)%
Net cash (used in) provided by financing activities	(603.0)	83.5	786.7	NM	(89)%

NM—Not meaningful

        Included in EBITDA are the following items of (expense) income:

	Year ended December 31,
	2005	2004	2003
	(in millions)
Loss on early extinguishment of debt	$(322.5)	$(25.6)	$—
Legal and contract settlement expense, net	—	(6.6)	(2.0)
Loss on accounts receivable securitization program	(10.7)	(15.6)	(20.4)
Asset write down	—	—	(3.0)
Cumulative effect of changes in accounting principle	(30.6)	—	—
Loss from discontinued operations	(43.9)	(7.8)	(2.6)
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	(13.4)	(36.9)	(11.0)
Advanced Materials	(0.5)	(9.0)	—
Performance Products	(10.0)	(97.5)	(22.1)
Pigments	(30.1)	(123.3)	(6.5)
Polymers	(51.6)	(13.6)	(0.8)
Base Chemicals	(16.8)	(16.7)	2.5
Corporate and other	(1.2)	(2.3)	—

Total restructuring, impairment and plant closing costs	(123.6)	(299.3)	(37.9)

Total	$(531.3)	$(354.9)	$(65.9)

(1)
Includes a tax benefit of $2.9 million in 2005 on the cumulative effect of changes in accounting principle.

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

				Percent Change
	Year Ended December 31,
				2005 vs 2004	2004 vs 2003
	2005	2004	2003
	(in millions)
EBITDA(2)	$913.4	$892.6	$473.5	2%	89%
Depreciation and amortization	(500.8)	(536.8)	(353.4)	(7)%	52%
Interest expense, net	(426.6)	(612.6)	(409.1)	(30)%	50%
Income tax (expense) benefit(1)	(20.6)	29.1	(30.8)	NM	NM

Net loss	(34.6)	(227.7)	(319.8)	(85)%	(29)%
Cumulative effect of changes in accounting principle	27.7	—	—	NM	NM
Equity in (income) loss of unconsolidated affiliates	(8.2)	(4.0)	37.5	105%	NM
Depreciation and amortization	500.8	536.8	353.4	(7)%	52%
Noncash restructuring, impairment and plant closing costs	64.1	138.0	12.2	(54)%	NM
Loss on early extinguishment of debt	322.5	25.6	—	NM	NM
Loss on disposal of discontinued operations	36.4	—	—	NM	NM
Noncash interest	49.8	166.0	90.7	(70)%	83%
Deferred income taxes	(3.1)	(64.5)	(3.6)	NM	NM
Net unrealized loss (gain) on foreign currency transactions	23.1	(111.7)	(58.3)	NM	92%
Other, net	1.1	(3.7)	9.7	NM	NM
Changes in operating assets and liabilites	(5.5)	(274.0)	103.6	(98)%	NM

Net cash provided by operating activities	$974.1	$180.8	$225.4	439%	(20)%

NM—Not meaningful

  Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

        For the year ended December 31, 2005, we had a net loss of $34.6 million on revenues of $12,961.6 million compared to a net loss of $227.7 million on revenues of $11,426.4 million for 2004. The improvement of $193.1 million in net loss was the result of the following items:

  •
  Revenues for the year ended December 31, 2005 increased by $1,535.2 million, or 13%, as compared with 2004 due principally to higher average selling prices in all of our operating segments, primarily in response to higher raw materials and energy costs. For further information regarding selling prices and sales volumes, see the discussion of our operating segments below.

  •
  Gross profit for the year ended December 31, 2005 increased by $373.7 million, or 27%, as compared with 2004. This increase in gross profit, which occurred in our Polyurethanes, Pigments and Polymers segments, was mainly due to higher margins as average selling prices increased more than raw material and energy costs in 2005 as compared with 2004. The decrease in gross profit in our Advanced Materials, Performance Products and Base Chemicals segments resulted from the impact of the 2005 U.S. Gulf Coast storms which resulted in a loss of sales, repair costs and higher raw material costs.

  •
  Operating expenses for the year ended December 31, 2005 increased by $143.7 million, or 21%, as compared with 2004, primarily due to higher foreign currency losses of $157.8 million.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2005 decreased to $123.6 million from $299.3 million in 2004. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  •
  Net interest expense for the year ended December 31, 2005 decreased by $186.0 million, or 30%, as compared with 2004, primarily due to lower average debt balances resulting from the repayment of debt from the proceeds of our initial public offering on February 16, 2005 and operating cash flows, and from lower average interest rates despite higher underlying interest rates on variable rate borrowings.

  •
  Other expense for the year ended December 31, 2005 increased by $296.8 million to $322.6 million from $25.8 million for 2004. The increase was due primarily to a $296.9 million increase in loss on early extinguishment of debt.

  •
  Income tax expense increased by $52.6 million to $23.5 million for the year ended December 31, 2005 as compared with a benefit of $29.1 million for the same period in 2004. Increased tax expense was largely due to increased pre-tax income. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. The change in income tax expense includes changes in our mix of income and losses, as well as non-recurring items of expense and benefit recognized in each year.

  •
  The loss from discontinued operations represents the operating results of our TDI business that we sold on July 6, 2005. The loss from discontinued operations of $43.9 million for the year ended December 31, 2005 includes a loss on disposal of $36.4 million recorded in the second quarter of 2005.

  •
  During the fourth quarter of 2005, we adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations," and recorded a charge for the cumulative effect of this change in accounting principle, net of tax of $4.8 million, of $31.7 million. Also in the fourth quarter of 2005, we accelerated the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30 in order to improve internal control procedures by allowing more time to review the completeness and accuracy of the actuarial benefit obligation measurements. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of accounting change credit, net of tax, of $4.0 million.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year ended December 31,
			Percent Change
	2005	2004
Revenues
Polyurethanes	$3,396.3	$2,818.0	21%
Advanced Materials	1,185.3	1,162.4	2%
Performance Products	1,960.9	1,927.8	2%
Pigments	1,052.8	1,048.1	—
Polymers	1,702.0	1,451.8	17%
Base Chemicals	4,462.1	3,859.0	16%
Eliminations	(797.8)	(840.7)	(5)%

Total	$12,961.6	$11,426.4	13%

Segment EBITDA
Polyurethanes	$676.3	$364.0	86%
Advanced Materials	154.1	151.0	2%
Performance Products	157.3	91.0	73%
Pigments	115.3	(30.0)	NM
Polymers	102.7	77.6	32%
Base Chemicals	264.3	276.2	(4)%
Corporate and other	(556.6)	(37.2)	NM

Total	$913.4	$892.6	2%

NM—Not meaningful

  Polyurethanes

        For the year ended December 31, 2005, Polyurethanes segment revenues increased by $578.3 million, or 21%, as compared with 2004, primarily as a result of increased MDI and MTBE revenues. MDI revenues increased by 25% due to 29% higher average selling prices. The increase in MDI selling prices was driven by improved market conditions, stronger growth in higher value applications, and in response to higher raw material and energy costs. MDI sales volumes were 3% lower principally due to product availability limitations and the effects of unplanned outages related to the U.S. Gulf Coast storms. MTBE revenues increased by 28% as a result of 38% higher average selling prices. The increase in MTBE average selling prices was principally due to strong demand and tight supplies in the market. MTBE sales volumes decreased by 8% primarily due to loss of production related to unplanned outages for maintenance and the U.S. Gulf Coast storms.

        For the year ended December 31, 2005, Polyurethanes segment EBITDA increased by $312.3 million, or 86%, as compared with 2004. Segment EBITDA increased primarily as a result of higher contribution margins, with average selling prices more than offsetting increases in raw material and energy costs. Margin improvements were partially offset by higher losses from discontinued operations and the negative impact of the U.S. Gulf Coast storms. During the years ended December 31, 2005 and 2004, our Polyurethanes segment recorded a loss from discontinued operations of its TDI business of $43.9 million and $7.8 million, respectively. In addition, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $13.4 million in the year ended December 31, 2005 as compared with $36.9 million in 2004. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Advanced Materials

        Advanced Materials revenues for the year ended December 31, 2005 increased by $22.9 million, or 2%, as compared with 2004, primarily attributable to an 8% increase in average selling prices, with sales volumes down 6%. Average selling prices were higher due to price increase initiatives in certain markets in response to higher raw material costs and due to a higher value product mix. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, which were more than offset by lower sales volumes of basic epoxy resins in the coatings, construction and adhesives markets and reduced volumes of electronic laminates products.

        Advanced Materials segment EBITDA for the year ended December 31, 2005 increased by $3.1 million, or 2%, as compared with 2004. Segment EBITDA improved on higher revenues and an improved product mix, resulting from increased sales volumes of higher margin adhesives and power and composite engineering applications. These improvements more than offset higher raw material costs caused principally by decreased supplies of materials and higher energy prices related to the U.S. Gulf Coast storms and a reduction of $8.7 million in legal and contract settlement gains. In addition, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $0.5 million and $9.0 million during the years ended December 31, 2005 and 2004, respectively. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Performance Products

        For the year ended December 31, 2005, Performance Products revenues increased by $33.1 million, or 2%, as compared with 2004, primarily as a result of higher average selling prices for all major product lines, offset by lower sales volumes in certain product lines. Overall, average selling prices increased by 19% in response to higher raw material and energy costs and improved market conditions for certain products. Sales volumes declined by 15% principally due to the loss of production volume in the U.S. related to the Gulf Coast storms and the unplanned outage at our PO facility, together with lower sales of glycols and certain surfactants.

        For the year ended December 31, 2005, Performance Products segment EBITDA increased by $66.3 million, or 73%, as compared with 2004, resulting primarily from lower restructuring, impairment and plant closing costs and higher margins, partially offset by lower sales volumes and the negative impact of the U.S. Gulf Coast storms. During the years ended December 31, 2005 and 2004, the Performance Products segment recorded restructuring and plant closing charges of $10.0 million and $97.5 million, respectively. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Pigments

        For the year ended December 31, 2005, Pigments revenues remained relatively unchanged at $1,052.8 million, as compared with revenues of $1,048.1 million in 2004, resulting principally from a 6% increase in average selling prices, offset in part by a 5% reduction in sales volumes. Sales volumes were lower due to the restructuring of our Grimsby, U.K. and Umbogintwini, South Africa facilities during 2004 and due to lower end-use demand across all regions. Average selling prices increased in all regions and benefited from price increase initiatives implemented during late 2004 and 2005.

        Pigments segment EBITDA for the year ended December 31, 2005 increased by $145.3 million to $115.3 million from negative $30.0 million for 2004. During the years ended December 31, 2005 and 2004, our Pigments segment recorded restructuring, impairment and plant closing charges of $30.1 million and $123.3 million, respectively. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below. This increase in segment EBITDA during 2005 was due primarily to the combination of lower restructuring, impairment and plant closing costs, $15.1 million of lower legal settlement costs related to Discoloration Claims and higher margins during 2005.

  Polymers

        For the year ended December 31, 2005, Polymers revenues increased by $250.2 million, or 17%, as compared with 2004, due mainly to 22% higher average selling prices, offset somewhat by lower sales volumes. Average selling prices were higher primarily due to tighter market conditions and in response to an increase in raw material and energy costs. Sales volumes decreased by 4% as a result of soft demand in our Australian styrenics business and raw materials supply shortages in our polypropylene business.

        For the year ended December 31, 2005, Polymers segment EBITDA increased by $25.1 million, or 32%, as compared to 2004. This increase in segment EBITDA resulted from higher contribution margins, as average selling prices increased more than raw material and energy costs, and was partially offset by higher restructuring, impairment and plant closing costs. During the year ended December 31, 2005 and 2004, our Polymers segment recorded restructuring, impairment and plant closing charges of $51.6 million and $13.6 million, respectively. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Base Chemicals

        For the year ended December 31, 2005, Base Chemicals revenues increased by $603.1 million, or 16%, as compared with 2004. This increase was due mainly to a 22% increase in average selling prices, partially offset by a 5% decrease in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs. The sales volume decrease was driven principally by a loss of production volume in the U.S. related to the Gulf Coast storms.

        For the year ended December 31, 2005, Base Chemicals segment EBITDA decreased by $11.9 million, or 4%, as compared with 2004. This decrease in segment EBITDA was primarily due to slightly lower contribution margins as higher average selling prices were more than offset by higher raw materials and energy costs. The increase in raw materials and energy costs during 2005 were caused principally by decreased supplies of materials and energy sources related to the U.S. Gulf Coast storms. EBITDA was also lower due to lost production in the U.S. related to the Gulf Coast storms. During the year ended December 31, 2005 and 2004, our Base Chemicals segment recorded restructuring charges of $16.8 million and $16.7 million, respectively. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Corporate and Other

        Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on the sale of accounts receivable, loss on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries' (income) loss. For the year ended December 31, 2005, EBITDA from corporate and other items decreased by $519.4 million to a loss of $556.6 million from a loss of $37.2 million for 2004. The decrease in 2005 period EBITDA resulted primarily from a $296.9 million increase in losses on early extinguishment of debt, a $148.7 million increase in unallocated foreign currency losses, $28.3 million higher incentive compensation and $30.6 million on cumulative effect of changes in accounting principles.

  Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

        In 2003, our predecessor underwent significant changes as a result of a number of transactions. In our historical financial data, HIH is accounted for using the equity method of accounting through

April 30, 2003. Effective May 1, 2003, as a result of transactions among Huntsman LLC, HIH and ICI, the financial results of HIH were consolidated into our predecessor (the "HLLC Consolidation Transaction"). Effective June 30, 2003, as a result of the AdMat Transaction, we have consolidated the financial results of AdMat. As a result, the financial information for the year ended December 31, 2004 is not comparable to the financial data for the year ended December 31, 2003 presented herein.

        For the year ended December 31, 2004, we had a net loss of $227.7 million on revenues of $11,426.4 million compared to a net loss of $319.8 million on revenues of $7,018.6 million for 2003. The improvement of $92.1 million in net loss was the result of the following items:

  •
  Revenues for the year ended December 31, 2004 increased by $4,407.8 million, or 63%, to $11,426.4 million from $7,018.6 million during 2003. Approximately 49% of this increase was due to our consolidation of HIH following the HLLC Consolidation Transaction effective May 1, 2003 and our ownership of AdMat following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. The remaining approximately 51% of the increase was due to higher average selling prices in all our operating segments and higher sales volumes in our Polyurethanes, Advanced Materials, Pigments, Polymers and Base Chemicals segments. For details of the changes in selling prices and sales volumes from the prior year, please see our discussion by operating segment below.

  •
  Gross profit for the year ended December 31, 2004 increased by $694.7 million, or 102%, to $1,378.4 million from $683.7 million in 2003. Approximately 42% of this increase was due to our consolidation of HIH effective May 1, 2003 and our ownership of AdMat following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. The remaining approximately 58% of the increase was due to higher contribution margins as average selling prices increased more than raw material and energy costs in 2004 as compared with 2003.

  •
  Operating expenses for the year ended December 31, 2004 increased by $204.2 million, or 44%, to $670.9 million from $466.7 million in 2003. All of this increase was due to our consolidation of HIH effective May 1, 2003 and our ownership of AdMat following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. Excluding the effect of the HLLC Consolidation Transaction and the AdMat Transaction, operating expenses decreased approximately 5%.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2004 increased by $261.4 million to $299.3 million from $37.9 million in 2003. This increase was in part due to our consolidation of HIH for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. For further discussion of restructuring activities, see "—Restructuring and Plant Closing Costs" below.

  •
  Net interest expense for the year ended December 31, 2004 increased by $203.5 million to $612.6 million from $409.1 million for 2003. Approximately 83% of this increase was due to our consolidation of HIH effective May 1, 2003 and our ownership of AdMat following the AdMat Transaction on June 30, 2003, in each case for the entire period in 2004. In addition, the increase was due to additional debt and higher interest rates on our borrowings in 2004 as compared to 2003 and the compounding of interest on the HMP Senior Discount Notes and the HIH Senior Discount Notes, the accrued interest of which was added to the principal balance and not paid in cash.

  •
  The other expense of $25.8 million in 2004 relates to the loss on early extinguishment of debt.

  •
  Income taxes provided a benefit of $29.1 million for the year ended December 31, 2004 as compared to income tax expense of $30.8 million for the year ended December 31, 2003. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Increased tax benefit was largely due to changes in pre-tax income in certain jurisdictions. During 2004, additional pre-tax losses were recorded in jurisdictions where tax benefits were provided and additional pre-tax income was recorded in jurisdictions where tax expense was not provided, net of valuation allowances. In addition, during the year ended December 31, 2004 we recognized non-recurring benefits in Spain, France, and Holland of approximately $28 million associated with enacted changes in tax rates, the settlement of tax authority examinations and the reversal of previously established valuation allowances.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year Ended December 31,
			Percent Change
	2004	2003
Revenues
Polyurethanes	$2,818.0	$1,500.1	88%
Advanced Materials	1,162.4	517.8	124%
Performance Products	1,927.8	1,507.7	28%
Pigments	1,048.1	678.9	54%
Polymers	1,451.8	1,155.5	26%
Base Chemicals	3,859.0	2,152.7	79%
Eliminations	(840.7)	(494.1)	70%

Total	$11,426.4	$7,018.6	63%

Segment EBITDA
Polyurethanes	$364.0	$176.0	107%
Advanced Materials	151.0	29.4	414%
Performance Products	91.0	125.6	(28)%
Pigments	(30.0)	64.7	NM
Polymers	77.6	80.8	(4)%
Base Chemicals	276.2	40.7	579%
Corporate and other	(37.2)	(43.7)	(15)%

Total	$892.6	$473.5	89%

NM—Not Meaningful

  Polyurethanes

        For the year ended December 31, 2004, Polyurethanes revenues increased by $1,317.9 million, or 88%, from 2003. Approximately 56% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. The remaining approximately 44% increase in Polyurethanes revenues was primarily due to higher average selling prices and higher sales volumes for MDI. MDI revenues increased by approximately 32%, resulting from approximately 10% higher sales volumes and approximately 22% higher average selling prices. The increase in MDI average selling prices resulted principally from improved market demand coupled with tighter supply, stronger major European currencies versus the U.S. dollar and in response to higher raw material and energy costs. Higher MDI volumes reflect further extensions of markets for MDI and recent improvements in global economic conditions.

        For the year ended December 31, 2004, Polyurethanes segment EBITDA increased by $188.0 million, or 107%, to $364.0 million from $176.0 million for 2003, approximately 31% of which was due to our consolidation of HIH for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. The remaining approximately 69% of the increase, exclusive of restructuring costs, resulted mainly from higher contribution margins as average selling prices increased more than raw material and energy costs. For the years ended December 31, 2004 and 2003, restructuring charges of $36.9 million and $11.0 million, respectively, were included in segment EBITDA. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Advanced Materials

        Advanced Materials revenues for the year ended December 31, 2004 increased by $644.6 million, or 124%, from 2003. Approximately 83% of the increase was attributable to our ownership of AdMat for the entire period in 2004 following the AdMat Transaction on June 30, 2003. The remaining approximately 17% increase in revenues for 2004 as compared to 2003 was due to an increase in average selling prices and sales volumes. Average selling prices were higher due to improved demand in certain markets in response to higher raw material costs and, in part, to the strength of the major European currencies versus the U.S. dollar.

        For the year ended December 31, 2004, Advanced Materials segment EBITDA increased by $121.6 million to $151.0 million from $29.4 million for the same period of 2003. Approximately 7% of the increase was attributable to our ownership of AdMat for the entire period in 2004 following the AdMat Transaction on June 30, 2003. The remaining approximately 93% increase in segment EBITDA was primarily due to higher contribution margins as average selling prices increased more than raw material costs. During the year ended December 31, 2004, our Advanced Materials segment recorded restructuring charges of $9.0 million. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Performance Products

        For the year ended December 31, 2004, Performance Products revenues increased by $420.1 million, or 28%, from 2003. Approximately 43% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. The remaining increase in revenues resulted primarily from higher average selling prices for all products, offset somewhat by lower sales volumes in certain product lines. Overall, average selling prices increased by approximately 15% in response to higher raw material and energy costs, improved market conditions and the strength of the Australian dollar versus the U.S. dollar. Sales volumes declined by 2% as higher volumes of amines and maleic anhydride were more than offset by lower sales of surfactants and LAB. The reduction in surfactants sales volumes was due principally to increased competition in the marketplace.

        For the year ended December 31, 2004, Performance Products segment EBITDA decreased by $34.6 million, or 28%, to $91.0 million from $125.6 million for 2003. The decrease in EBITDA resulted primarily from restructuring charges. During the years ended December 31, 2004 and 2003, the Performance Products segment recorded restructuring charges of $97.5 million and $22.1 million, respectively. For a further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below. Excluding these restructuring charges, segment EBITDA increased by $40.8 million resulting primarily from higher contribution margins as average selling prices increased more than raw material and energy costs.

  Pigments

        For the year ended December 31, 2004, Pigments revenues increased by $369.2 million, or 54%, from 2003. Approximately 90% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. The remaining approximately 10% of the increase in revenues was due to higher average sales prices. Average selling prices also benefited from the strength of major European currencies versus the U.S. dollar.

        Pigments segment EBITDA for the year ended December 31, 2004 decreased by $94.7 million to a loss of $30.0 million from income of $64.7 million for 2003, due primarily to increased restructuring expenses. During the years ended December 31, 2004 and 2003, our Pigments segment recorded restructuring and asset impairment charges of $123.3 million and $6.5 million, respectively. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

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

        For the year ended December 31, 2004, Polymers segment EBITDA decreased by $3.2 million, or 4%, to $77.6 million from $80.8 million for 2003. The decrease in segment EBITDA was primarily due to a $13.6 million restructuring charge related to the closure of an Australian manufacturing unit. Higher contribution margins resulted as average selling prices increased more than raw material costs and the strengthening of the Australian dollar versus the U.S. dollar. In addition, our Polymers segment recorded restructuring charges of $13.6 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Base Chemicals

        For the year ended December 31, 2004, Base Chemicals revenues increased $1,706.3 million, or 79%, from 2003. Approximately 29% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. The remaining increase in revenue is due to approximately 60% higher average selling prices and approximately 1% higher sales volumes. Higher average selling prices were primarily in response to higher raw material and energy costs. Sales volumes increases were principally the result of increased demand.

        For the year ended December 31, 2004, Base Chemicals segment EBITDA increased by $235.5 million to $276.2 million from $40.7 million for 2003. Only 13% of this increase was due to our consolidation of HIH for the entire period in 2004 following the HLLC Consolidation Transaction effective May 1, 2003. Excluding the impact of the HLLC Consolidation Transaction, segment EBITDA increased primarily as a result of higher contribution margins as average selling prices increased more than raw material and energy costs. In addition, our Base Chemicals segment recorded restructuring charges of $16.7 million for the year ended December 31, 2004 compared to a restructuring credit of $2.5 million in 2003. For further discussion of restructuring activities, see "—Restructuring, Impairment and Plant Closing Costs" below.

  Corporate and Other

        Corporate and other items includes unallocated corporate overhead, unallocated foreign exchange gains and losses, loss on the sale of accounts receivable, other non-operating income and expense and minority interest in subsidiaries' loss. For the year ended December 31, 2004, EBITDA from corporate and other items increased by $6.5 million to a loss of $37.2 million from a loss of $43.7 million for 2003, primarily due to a $41.5 million increase in equity in income of unconsolidated affiliates, offset somewhat by a $25.6 million increase in expenses associated with the early extinguishment of debt.

Liquidity and Capital Resources

  Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

        Net cash provided by operating activities for the years ended December 31, 2005 and 2004 was $974.1 million and $180.8 million, respectively. The increase in cash provided by operations was primarily attributable to an improvement in net loss of $193.1 million. In addition, there were favorable variances in adjustments to reconcile net loss to net cash provided by operations, including $296.9 million in loss on early extinguishment of debt, deferred income taxes of $61.4 million, net unrealized gains and losses on foreign currency transactions of $134.8 million, $36.4 million in loss on disposal of discontinued operations and $268.5 million of favorable changes in operating assets and liabilities. These favorable variances were partially offset by unfavorable variances of $73.9 million in non-cash restructuring, impairments and plant closing costs, $36.0 million in depreciation and amortization expense and $116.2 million in non-cash interest.

        Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $469.2 million and $230.0 million, respectively. The increase in cash used in investing activities was largely attributable to our 2005 acquisition of the minority interest of AdMat for $124.8 million and higher capital expenditures of $112.1 million resulting partly from increased capital expenditures in HPS, our consolidated Chinese splitting joint venture of $38 million, and in our LDPE facility under construction at Wilton, U.K. of approximately $34 million. In addition, in connection with our initial public offering of the 5% mandatory convertible preferred stock on February 16, 2005, we prefunded our dividends through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million, of which approximately $10.8 million have been used to pay dividends during the year ended December 31, 2005.

        Net cash (used in) provided by financing activities in the year ended December 31, 2005 was $(603.0) million as compared with $83.5 million in 2004. This increase in net cash used in financing activities is mainly a result of net repayments of debt during the year ended December 31, 2005 of approximately $1,928.3 million. Furthermore, as a result of our initial public offering of common and preferred stock in the first quarter of 2005, we received $1,491.9 million of net proceeds. During the year ended December 31, 2005, we used $146.0 million to pay premiums associated with repayment of indebtedness.

  Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

        Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $180.8 million and $225.4 million, respectively. The variance is largely attributable to the HLLC Consolidation Transaction and the AdMat Transaction which occurred in 2003. The net loss in 2004 was $92.1 million lower than in 2003. In addition to the lower net loss, we also had net favorable variances in adjustments to reconcile net loss to net cash used in operating activities, including a $183.4 million increase in depreciation and amortization in 2004, a $125.8 million increase in non-cash restructuring charges in 2004, and a $75.3 million increase in non-cash interest expense, partially offset by an unfavorable variance in the change in net operating assets and liabilities of $377.6 million in 2004 compared to 2003. In addition, there were unfavorable variances in adjustments for deferred income taxes, unrealized gains on foreign currency transactions and equity in income of investment in unconsolidated affiliates of $60.9 million, $53.4 million and $41.5 million, respectively.

        Net cash used in investing activities for the year ended December 31, 2004 and 2003 was $230.0 million and $846.3 million, respectively. The variance is largely attributable to the HLLC Consolidation Transaction and the AdMat Transaction which occurred in 2003. The investing activities for the year ended December 31, 2003 include the acquisition of minority interests in connection with the HLLC Consolidation Transaction and the cash paid in connection with the AdMat Transaction.

Capital expenditures in 2004 were $35.6 million higher than in 2003, largely attributable to the non-comparative nature of the 2003 results.

        Net cash provided by financing activities for the year ended December 31, 2004 and 2003 was $83.5 million and $786.7 million, respectively. The variance is largely attributable to the HLLC Consolidation Transaction and the AdMat Transaction that occurred in 2003.

  Changes in Financial Condition

        The following information summarizes our working capital position as of December 31, 2005 and December 31, 2004 (dollars in millions):

	December 31,
			Increase (Decrease)	Percent Change
	2005	2004
Current assets:
Cash, cash equivalents and restricted cash	$142.8	$252.1	$(109.3)	(43)%
Accounts and notes receivables, net	1,482.6	1,598.1	(115.5)	(7)%
Inventories, net	1,309.2	1,253.9	55.3	4%
Prepaid expenses	46.2	45.0	1.2	3%
Deferred income taxes	31.2	11.9	19.3	162%
Other current assets	84.0	25.2	58.8	233%

Total current assets	3,096.0	3,186.2	(90.2)	(3)%

Current liabilities:
Accounts payable	1,093.5	1,000.9	92.6	9%
Accrued liabilities	747.2	779.0	(31.8)	(4)%
Deferred income taxes	2.4	10.8	(8.4)	(78)%
Notes payable and current portion of long-term debt	44.6	37.5	7.1	19%

Total current liabilities	1,887.7	1,828.2	59.5	3%

Working capital	$1,208.3	$1,358.0	$(149.7)	(11)%

        During the year ended December 31, 2005, our working capital decreased by $149.7 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents balances of $109.3 million resulted from the matters identified in the Consolidated Statements of Cash Flows contained in our consolidated financial statements included elsewhere in this report. Furthermore, in connection with the HLLC Merger and the AdMat Minority Interest Transaction, we used cash to reduce indebtedness and, as a result of now having only one primary financed operating entity, we can now more efficiently maintain less cash on our balance sheet.

  •
  The decrease in accounts and notes receivable of $115.5 million was due principally to increased proceeds under our accounts receivable securitization program ("A/R Securitization Program") of approximately $94 million and a decrease in European currency rates, partially offset by generally higher average selling prices.

  •
  The increase in inventories of $55.3 million was primarily a result of higher raw materials and energy costs, partially offset by lower inventory levels and a decrease in European currency rates.

  •
  Other current assets increased by $58.8 million related principally to net investments in government securities used to pre-fund the dividend payment on mandatory convertible preferred stock.

  •
  Accounts payable increased by $92.6 million due mainly to higher raw materials and energy costs, partially offset by a decrease in European currency rates.

  •
  Accrued liabilities decreased by $31.8 million due primarily to lower payroll, interest and restructuring accruals.

  Debt and Liquidity

        During 2005, we completed a series of transactions designed to simplify our consolidated group's financing and public reporting structure, to reduce our cost of borrowings and to facilitate other organizational efficiencies. On February 16, 2005, we completed our initial public offering of common and mandatory preferred stock that resulted in approximately $1.5 billion in net proceeds, substantially all of which were used to repay indebtedness. On August 16, 2005, we completed the HLLC Merger and on December 20, 2005 we completed the AdMat Minority Interest Transaction. As a result of these transactions, we now operate all of our businesses through HI and substantially all of our debt obligations are obligations of HI and/or its subsidiaries. In addition, these transactions, together with the repayment of debt from cash flow from our operations, reduced total net debt, including outstandings under our off-balance sheet A/R Securitization Program, by approximately $1.6 billion from December 31, 2004 to December 31, 2005. In addition, we reduced our total interest expense by approximately $186 million in the year ended December 31, 2005 as compared with the year ended December 31, 2004 and in 2006, we expect our interest expense to be approximately $375 million. In spite of an increase in U.S. LIBOR during 2005 of approximately 2.0%, our weighted average cost of borrowings decreased approximately 1.5% from approximately 9.5% as of December 31, 2004 to approximately 8.0% as of December 31, 2005.

  Subsidiary Debt

        With the exception of our guarantee of certain debt of HPS, our consolidated Chinese splitting joint venture, and certain indebtedness incurred from time to time to finance directors and officers insurance premiums as discussed in "—Other Debt" below, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries, and such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries respective operations. The following is a discussion of the debt and liquidity of our subsidiaries.

  Credit Facilities

        On August 16, 2005, in connection with the HLLC Merger, we repaid HI's senior secured credit facilities, Huntsman LLC's senior secured credit facilities and a subordinated note (the "Huntsman Specialty Subordinated Note) with available cash and with the proceeds of a new senior credit facility (the "Senior Credit Facilities"). On December 20, 2005, in connection with the AdMat Minority Interest Transaction, we increased the U.S. dollar term loan B under the Senior Credit Facilities by $350 million. On each of September 19, 2005 and December 30, 2005, we voluntarily prepaid approximately $50 million in U.S. dollar equivalents on term loan B under the Senior Credit Facilities. As of December 31, 2005, the Senior Credit Facilities consisted of (i) a $650 million revolving facility (the "Revolving Facility"), (ii) a $1,986.5 million term loan B facility (the "Dollar Term Loan"), and (iii) a €95.3 million (approximately $113 million) euro term loan B facility (the "Euro Term Loan," and collectively with the Dollar Term Loan, the "Term Loans").

        As of December 31, 2005, there were no borrowings outstanding under the Revolving Facility. At our option, the Revolving Facility bears interest at a rate equal to: (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.25% and 1.75% depending upon the most recent leverage ratio, or (ii) a prime-based rate plus an applicable margin ranging between 0.25% and 0.75% depending upon the most recent leverage ratio. As of December 31, 2005, borrowings under the

Revolving Facility bear interest at LIBOR plus 1.75%. The Revolving Facility matures in 2010; provided that the maturity of the Revolving Facility will accelerate if we do not repay all but $100 million of our outstanding debt securities at least three months prior to the maturity of those securities. As of December 31, 2005, we had $32.5 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility.

        At our option, the Term Loans bear interest at a rate equal to: (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.50% and 2.00% depending upon the loan currency and the most recent leverage ratio, or (ii) a prime-based rate plus an applicable margin ranging between 0.50% and 0.75% depending upon the loan currency and the most recent leverage ratio. As of December 31, 2005, borrowings under the Dollar Term Loan bear interest at LIBOR plus 1.75% and borrowings under the Euro Term Loan bear interest at LIBOR plus 2.00%. Each of the Dollar Term Loan and the Euro Term Loan matures in 2012; provided that the maturity of the Term Loans will accelerate if we do not repay all but $100 million of our outstanding debt securities at least three months prior to the maturity of those securities. The Dollar Term Loan and the Euro Term Loan each require amortization payments of 1% annually.

        As of December 31, 2005, the weighted average interest rate on the Senior Credit Facilities was approximately 6.0%, excluding the impact of interest rate hedges.

        Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (the "Guarantors") and are secured by a first priority lien (generally shared with the holders of the 2010 Secured Notes (as defined below)) on substantially all of our domestic property, plant and equipment, the stock of all of HI's material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between our various subsidiaries.

        The credit agreements governing the Senior Credit Facilities contain financial covenants typical for these types of agreements, including a minimum interest coverage ratio, a maximum debt-to-EBITDA ratio and a limit on capital expenditures. The credit agreements also contain customary restrictions on our ability to incur liens, incur additional debt, merge or sell assets, pay dividends, prepay other indebtedness, make investments or engage in transactions with affiliates, and other customary restrictions and default provisions.

  Secured Notes

        On August 16, 2005, in connection with the HLLC Merger, HI entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 (the "2010 Secured Notes"). As of December 31, 2005, HI had outstanding $296.0 million aggregate principal amount ($293.6 million book value and $455.4 million original aggregate principal amount) of the 2010 Secured Notes, which are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. In connection with our initial public offering of common and preferred stock, we used proceeds to redeem $159.4 million of aggregate principal amount of the 2010 Secured Notes. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the Senior Credit Facilities as described above (other than capital stock of HI's subsidiaries), shared equally with the lenders on the Senior Credit Facilities, subject to certain intercreditor arrangements.

        The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2010 Secured Notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

        On December 20, 2005, in connection with the AdMat Minority Interest Transaction, we redeemed all of AdMat's outstanding $250 million 11% senior secured fixed rate notes due 2010 and paid $35.6 million in call premiums. Also during 2005, we redeemed all of AdMat's remaining $100.0 million secured floating rate notes due 2008 and paid $6.0 million in call premiums. The $250 million of AdMat secured fixed rate notes bore a per annum fixed rate of interest of 11%, and the AdMat secured floating rate notes bore interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. The AdMat floating rate notes were issued with an original issue discount of 2.0%.

  Senior Notes

        As of December 31, 2005, we had outstanding $450.0 million aggregate principal amount ($455.0 million book value) 9.875% senior notes due 2009 that were issued at a premium (the "2009 Senior Notes"). The 2009 Senior Notes are unsecured obligations. Interest on the 2009 Senior Notes is payable semiannually in March and September and these notes are redeemable after March 1, 2006 at 104.937% of the original aggregate principal amount thereof, declining ratably to par on and after March 1, 2008.

        As of December 31, 2005, we had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior unsecured fixed rate notes due 2012 (the "2012 Senior Fixed Rate Notes") and $100.0 million senior unsecured floating rate notes due 2011 (the "2011 Senior Floating Rate Notes"). These notes were previously obligations of Huntsman LLC. In connection with the HLLC Merger, on August 16, 2005, HI entered into supplemental indentures under which it assumed the obligations of the 2012 Senior Fixed Rate Notes and the 2011 Senior Floating Rate Notes. In connection with our initial public offering of common and preferred stock, we used proceeds to repay $102.0 million of aggregate principal amount of the 2012 Senior Fixed Rate Notes. Interest on the 2012 Senior Fixed Rate Notes is payable semiannually in January and July of each year. Interest on the 2011 Senior Floating Rate Notes is at LIBOR plus 7.25% (11.4% as of December 31, 2005) and is payable quarterly in January, April, July and October of each year. The 2012 Senior Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The 2011 Senior Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007, we may redeem up to 40% of the original aggregate principal amount of the 2012 Senior Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006, we may redeem up to 40% of the original aggregate principal amount of the 2011 Senior Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%.

        The indentures governing the 2009 Senior Notes, the 2012 Senior Fixed Rate Notes and the 2011 Senior Floating Rate Notes contain covenants, among other things, relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

  Subordinated Notes

        As of December 31, 2005, HI had outstanding $175 million 7.375% senior subordinated notes due 2015 and €135 million ($159.8 million) 7.5% senior subordinated notes due 2015 (collectively, the "2015 Subordinated Notes"). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, we may redeem up to 40% of the original aggregate principal amount of the $175 million and €135 million 2015 Subordinated Notes at redemption prices of 107.375% and 107.5%, plus accrued and unpaid interest, respectively, with the proceeds of a qualified equity offering. Under the terms of a registration rights agreement among HI, the Guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Under the terms of the registration rights agreement, because we did not complete the exchange offer by this date, we are required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increases by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of December 31, 2005, we were paying an additional 0.50% on the 2015 Subordinated Notes.

        As of December 31, 2005, HI also had outstanding $366.1 million ($600 million original aggregate principal amount) and €372.0 million ($440.4 million) (€450 million original aggregate principal amount) 10.125% senior subordinated notes due 2009 (the "2009 Subordinated Notes" and, together with the 2015 Subordinated Notes, the "Subordinated Notes"). As of December 31, 2005, the 2009 Subordinated Notes have an unamortized premium of $3.8 million and are redeemable at 103.375% of the principal amount thereof, which declines to 101.688% on July 1, 2006 and to par on and after July 1, 2007.

        As of December 31, 2005, HI had outstanding a combined total of $541.1 million and €507.0 million ($600.3 million) Subordinated Notes, plus $3.8 million of unamortized premium. The Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The Subordinated Notes contain, among other things, covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

        Immediately prior to the HLLC Merger, we funded the redemption of Huntsman LLC's outstanding 9.5% senior subordinated notes due 2007 and Huntsman LLC's senior subordinated floating rate notes due 2007, which together had an aggregate outstanding principal amount of approximately $59.3 million. The redemption was completed on September 1, 2005.

        On August 16, 2005, in connection with the HLLC Merger, we repaid, in full, the Huntsman Specialty Subordinated Note which had an aggregate principal amount of $106.6 million and bore interest at 7.0%.

  Senior Discount Notes

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes were due December 31, 2009. Prior to redemption, interest on the HIH Senior Discount Notes and the HIH Senior Subordinated Discount Notes accrued at 13.375% and 13.125%, respectively, per annum and was paid in kind. During the first quarter of 2005, we redeemed, in full, $505.6 million of accreted value of the HIH Senior Discount Notes and paid call premiums of approximately $33.8 million. In order to make this redemption, we used proceeds from our initial public offering in the amount of $504.4 million and received $35.0 million in dividends from HI. In addition, on February 28, 2005, in connection with our initial public offering, HMP contributed the Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

        On May 9, 2003, HMP issued units consisting of 15% senior secured discount notes due 2008 (the "HMP Senior Discount Notes") with an accreted value of $423.5 million and warrants to purchase common stock of HMP. On February 28, 2005, we used proceeds from our initial public offering to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million, plus a redemption premium of $41.3 million.

  Other Debt

        We maintain a $25.0 million multicurrency overdraft facility used for the working capital needs for our European subsidiaries (the "European Overdraft Facility"). As of December 31, 2005 and 2004, there were no borrowings outstanding under the European Overdraft Facility.

        HPS, one of our Chinese MDI joint ventures and our consolidated affiliate, has obtained secured loans for the construction of MDI production facilities near Shanghai, China. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of December 31, 2005, HPS had $19.5 million outstanding in U.S. dollar borrowings and 186 million in RMB borrowings ($23.1 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2005, the interest rate was approximately 5.0% for U.S. dollar borrowings and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning no later than June 30, 2007. The financing is non-recourse to HI, but is guaranteed during the construction phase by affiliates of HPS, including us. We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS is expected to begin operations at the beginning of the third quarter of 2006.

        Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$87.2 million ($63.8 million) as of December 31, 2005. These facilities are non-recourse to us and bear interest at the Australian index rate plus a margin of 2.9%. As of December 31, 2005, the interest rate for these facilities was 8.6%.

        We finance certain of our insurance premiums. As of December 31, 2005, we had $20.6 million in insurance premium financing, all of which is due in the next 12 months.

        On February 16, 2005, Huntsman LLC paid in full a 15% note payable to an affiliated entity in the amount of $41.6 million.

  Receivables Securitization

        For information concerning our off-balance sheet A/R Securitization Program, see "—Off-Balance Sheet Arrangements—Receivables Securitization" below.

  Short-Term and Long-Term Liquidity

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2005, we had approximately $812.2 million of combined cash and combined unused borrowing capacity, consisting of $142.8 million in cash, $617.5 million in availability under our Revolving Facility, $15.0 million attributable to our European Overdraft Facility and approximately $36.9 million in availability under our A/R Securitization Program. As a consequence of our simplified reporting, organizational and financing structure resulting from our initial public offering, the HLLC Merger and the AdMat Minority Interest Transaction, we believe that we have significantly reduced the amount of liquidity necessary to fund our operations.

        We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course.

  Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Capital Expenditures

  Estimates for 2006

        During 2006, we expect to spend approximately $575 million on capital projects, including approximately $200 million in capital expenditures on our LDPE facility at Wilton, U.K. We believe that the cost position of our Wilton, U.K. olefins facility uniquely positions it to be the best site of a polyethylene production facility. While we export approximately one-third of our ethylene production each year to continental Europe, incurring significant shipping and handling costs, the U.K. annually imports approximately 1.9 billion pounds of polyethylene. We believe this provides an opportunity to capitalize on the low-cost operating environment and extensive petrochemical infrastructure and logistics at Wilton, as supported by a feasibility study that was conducted with respect to the construction of a world-scale LDPE facility at our Wilton site. The LDPE facility will have the capacity to produce approximately 900 million pounds of LDPE annually and is estimated to cost approximately $300 million to construct, net of any grant proceeds obtained. We have been awarded a grant of £16.5 million (approximately $30 million) from the U.K. government's Department of Trade and Industry to finance a portion of the construction of the LDPE facility. We expect construction of the LDPE facility to be complete in late 2007.

        During 2006, HPS expects to spend approximately $23 million in capital expenditures, of which we will fund approximately $15 million as equity and the remaining funding will be financed through equity invested by other joint venture partners and loans from local Chinese lenders. In addition, during 2006 we expect to invest as equity approximately $14 million in SLIC. Our projected 2006 equity investments in HPS and SLIC represent our final scheduled equity contributions to these joint ventures and were completed in February 2006. Upon completion of these equity investments, our total equity investments in these joint ventures will be approximately $42 million in HPS and $40 million in SLIC. We expect operations of HPS and SLIC to commence at the beginning of the third quarter of 2006.

        We expect to finance our capital expenditure commitments through a combination of our cash flow from operations and financing arrangements.

  Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

        Capital expenditures for the year ended December 31, 2005 were $338.7 million as compared with $226.6 million in 2004. The increase in capital expenditures in 2005 was largely attributable to increased capital expenditures in HPS which were approximately $59 million in 2005 compared with approximately $21 million in 2004. In addition, we had approximately $37 million of capital expenditures in 2005 in our Wilton, U.K. LDPE project as compared with approximately $3 million in 2004. During 2005, of the approximately $59 million of capital expenditures in HPS, we funded approximately $8 million as equity and the remaining funding of the capital expenditures of HPS was financed through equity investments by the other joint venture partners and loans from local Chinese lenders. During 2005, we invested, as equity, approximately $8 million in SLIC.

  Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

        Capital expenditures for the years ended December 31, 2004 and December 31, 2003 were $226.6 million and $191.0 million, respectively. The increase was largely attributable to the HLLC Consolidation Transaction effective May 2003 and the AdMat Transaction effective June 30, 2003. In 2004, we spent $11.8 million to fund SLIC as an investment in unconsolidated affiliates. In 2004, we also invested $12.5 million in HPS which had approximately $21 million in total capital expenditures. The remaining funding for HPS's capital expenditures was financed through equity investments by the other joint venture partners and loans from local Chinese lenders.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including current portion), lease agreements and other contractual commitments as of December 31, 2005 are summarized below (dollars in millions):

	2006	2007-2008	2009-2010	After 2010	Total
Long-term debt, including current portion	$44.6	$107.9	$1,606.5	$2,698.9	$4,457.9
Interest(1)	358.1	708.1	502.9	374.8	1,943.9
Operating leases	62.3	100.7	83.7	167.2	413.9
Purchase Commmitments(2)	2,325.6	1,895.2	214.1	184.1	4,619.0

Total(3)	$2,790.6	$2,811.9	$2,407.2	$3,425.0	$11,434.7

(1)
Interest calculated using interest rates as of December 31, 2005.

(2)
We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2005. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2005 pricing for each contract. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows:

	2006-2008	2009-2010	Average Annual Amount for Next Five Years
Pension plans	$332.4	$236.7	$125.1
Other postretirement obligations	31.1	20.8	10.5

        Totals also do not include expected tax payments.

Off-Balance Sheet Arrangements

  Receivables Securitization

        Under our A/R Securitization Program, we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        As of December 31, 2005 and 2004, the Receivables Trust had approximately $192.2 million and $208.4 million, respectively, in U.S. dollar equivalents in medium-term notes outstanding and approximately $110.1 million in U.S. dollar equivalents and nil, respectively in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006 with the scheduled amortization period commencing June 30, 2005. Our commercial paper facility provides for the issuance of both euro- and U.S. dollar-denominated commercial paper up to a U.S. dollar equivalent of $175 million of which $125 million is committed through June 30, 2007 and $50 million is committed through September 30, 2006. Our A/R Securitization Program is currently our cheapest form of borrowing within our capital structure. As of December 31, 2005, the weighted average interest rate for the medium term notes and commercial paper combined was approximately 3.5%. We anticipate amending and expanding the total program from its current size of approximately $367 million to approximately $500 million of capacity, the expansion of which will be supported by eligible accounts receivable of new U.S. originators, primarily pertaining to the U.S. operations of Huntsman LLC that were merged with and into HI as a result of the HLLC Merger. In accordance with the Senior Credit Facilities Agreement, we are required to prepay our term loan B with proceeds raised under the A/R Securitization Program in excess of $425 million. While we can provide no assurances, we anticipate completing this amendment and expansion of our A/R Securitization Program some time in the second quarter of 2006.

        As of December 31, 2005 and 2004, our retained interest in receivables (including servicing assets) subject to the program was approximately $164 million and $328 million, respectively. The value of the retained interest is subject to credit and interest rate risk. For the years ended December 31, 2005, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $5,585 million, $5,071 million and $2,773 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $5,589 million, $5,017 million and $2,794 million, respectively. Servicing fees received during the year ended December 31, 2005, 2004 and 2003 were approximately $6 million, $6 million and $3 million, respectively.

        We incur losses on the A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, losses on the A/R Securitization Program were $10.7 million, $15.6 million and $20.4 million, respectively. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the A/R Securitization Program were nil, a loss of $2.4 million and a loss of $13.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of each of December 31, 2005 and December 31, 2004, the fair value of the open forward currency contracts was nil.

        The key economic assumptions used in valuing the residual interest are presented below:

December 31,
	2005	2004
Weighted average life (in days)	35 to 40	35 to 40
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (weighted average life)	Less than 1%	Less than 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2005 and 2004 were $22.5 million and $12.1 million, respectively.

  Financing of Chinese MDI Facilities

        In January 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, will build three plants to manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate.

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. Details concerning HPS's financing are described in "—Debt and Liquidity—Other Debt" above. SLIC obtained various committed loans in the aggregate amount of approximately $229 million in U.S. dollar equivalents. As of December 31, 2005, there were $77.0 million outstanding in U.S. dollar borrowings and 500.0 million in outstanding RMB ($62.0 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning not later than June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded. Should circumstances change such that payment became probable and reasonably estimable under the guarantee, we would then accrue a liability for the guarantee.

Restructuring, Impairment and Plant Closing Costs

        While we continuously focus on identifying opportunities to reduce our operating costs and maximize our operating efficiency, we have now substantially completed our comprehensive global cost reduction program, referred to as "Project Coronado." Project Coronado was a program designed to reduce our annual fixed manufacturing and selling, general and administrative costs, as measured at 2002 levels, by $200 million. In connection with Project Coronado, we announced the closure of eight smaller, less competitive manufacturing units in our Polyurethanes, Advanced Materials, Performance Products and Pigments segments. These and other actions have resulted in the reduction of approximately 1,500 employees in these businesses since 2000.

        As of December 31, 2005, 2004 and 2003, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2003	$3.9	$3.3	$0.6	$—	$7.8
HIH balance at consolidation on May 1, 2003	24.2	—	—	—	24.2
AdMat opening balance sheet liabilities at June 30, 2003	53.2	1.5	—	6.1	60.8
2003 credits for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	28.2	—	—	—	28.2
2003 payments for 2001 initiatives	(1.9)	(0.4)	(0.2)	—	(2.5)
2003 payments for 2003 initiatives	(39.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	66.4	4.1	0.2	6.1	76.8
Partial reversal of AdMat Transaction opening balance sheet accrual	(2.9)	—	(0.6)	0.7	(2.8)
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	106.5	4.9	6.4	18.0	135.8
2004 payments for 2003 initiatives	(48.0)	—	(0.4)	(3.0)	(51.4)
2004 payments for 2004 initiatives	(31.4)	(0.6)	—	(4.6)	(36.6)
Non-cash settlements	—	—	(0.5)	—	(0.5)
Foreign currency effect on reserve balance	6.3	—	—	—	6.3

Accrued liabilities as of December 31, 2004	122.0	8.4	5.1	17.6	153.1
2005 charges for 2003 initiatives	11.8	—	2.5	0.1	14.4
2005 charges for 2004 initiatives	30.7	0.5	0.6	13.4	45.2
2005 charges for 2005 initiatives	13.6	—	—	0.2	13.8
Reversals of reserves no longer required	(6.3)	(0.1)	(0.8)	(6.7)	(13.9)
Partial reversal of AdMat Transaction opening balance sheet accrual	(3.7)	(0.8)	—	(0.8)	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	(0.4)
2005 payments for 2003 initiatives	(22.1)	(0.2)	(0.2)	(1.0)	(23.5)
2005 payments for 2004 initiatives	(77.7)	(1.7)	(0.4)	(6.3)	(86.1)
2005 payments for 2005 initiatives	(1.0)	—	—	(0.9)	(1.9)
Foreign currency effect on reserve balance	(12.7)	(0.3)	(0.3)	(3.8)	(17.1)

Accrued liabilities as of December 31, 2005	$54.2	$5.8	$6.5	$11.8	$78.3

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	December 31, 2005	December 31, 2004
2001 initiatives	$1.4	$2.8
2003 initiatives	28.4	44.8
2004 initiatives	47.7	99.2
2005 initiatives	11.6	—
Foreign currency effect on reserve balance	(10.8)	6.3

Total	$78.3	$153.1

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total
Accrued liabilities as of January 1, 2003	$—	$—	$—	$—	$2.8	$5.0	$—	$7.8
HIH balance at consolidation on May 1, 2003	24.2	—	—	—	—	—	—	24.2
AdMat opening balance sheet liabilities at June 30, 2003	—	60.8	—	—	—	—	—	60.8
2003 credits for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	11.0	—	10.7	6.5	—	—	—	28.2
2003 payments for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 payments for 2003 initiatives	(19.4)	(9.3)	(8.3)	(2.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	15.8	51.5	2.4	4.3	2.8	—	—	76.8
Adjustments to the opening balance sheet of AdMat	—	(2.8)	—	—	—	—	—	(2.8)
2004 charges for 2003 initiatives	10.0	—	0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives	16.4	9.0	56.6	27.3	9.4	16.7	0.4	135.8
2004 payments for 2003 initiatives	(11.5)	(26.0)	(2.4)	(10.9)	(0.6)	—	—	(51.4)
2004 payments for 2004 initiatives	(11.8)	(0.1)	(1.4)	(14.3)	(6.4)	(2.2)	(0.4)	(36.6)
Non-cash settlements	—	(0.5)	—	—	—	—	—	(0.5)
Foreign currency effect on reserve balance	0.1	1.9	2.6	1.1	—	0.6	—	6.3

Accrued liabilities as of December 31, 2004	19.0	33.0	58.2	22.0	5.8	15.1	—	153.1
2005 charges for 2003 initiatives	4.1	0.2	—	10.1	—	—	—	14.4
2005 charges for 2004 initiatives	4.4	0.3	6.9	18.8	3.4	10.2	1.2	45.2
2005 charges for 2005 initiatives	—	0.4	4.0	2.6	—	6.8	—	13.8
Reversals of reserves no longer required	(7.6)	(2.9)	(0.4)	(2.8)	(0.1)	(0.1)	—	(13.9)
Partial reversal of Admat Transaction opening balance sheet accrual	—	(5.3)	—	—	—	—	—	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	—	—	—	(0.4)
2005 payments for 2003 initiatives	(4.5)	(8.1)	(0.8)	(10.1)	—	—	—	(23.5)
2005 payments for 2004 initiatives	(0.8)	(7.7)	(33.6)	(20.7)	(5.2)	(16.9)	(1.2)	(86.1)
2005 payments for 2005 initiatives	—	(0.6)	(0.1)	(0.9)	—	(0.3)	—	(1.9)
Foreign currency effect on reserve balance	(3.3)	(1.5)	(8.6)	(2.4)	(0.5)	(0.8)	—	(17.1)

Accrued liabilities as of December 31, 2005	$10.9	$7.8	$25.6	$16.6	$3.4	$14.0	$—	$78.3

Current portion of restructuring reserve	$5.5	$5.5	$17.8	$11.4	$1.0	$14.0	$—	$55.2
Long-term portion of restructuring reserve	5.4	2.3	7.8	5.2	2.4	—	—	23.1
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$2.6	$0.6	$5.5	$6.5	$0.1	$—	$15.3
Estimated additional charges beyond one year	$—	$—	$—	$3.6	$9.9	$—	$—	$13.5

        The following table sets forth the expected effects from our restructuring and plant closing activities in process as of December 31, 2005 (dollars in millions):

	Year Ended December 31,
	2006	2007
Expected increase (decrease) from restructuring and plant closing activities on:
Revenues	$(43.1)	$(43.1)
Cost of goods sold	(77.4)	(84.0)
Gross profit	34.3	40.9
Selling, general and administrative expenses	(22.1)	(25.2)
Operating income	70.6	85.1
Net cash provided by operating activities	36.1	41.8

  2005 Restructuring Activities

        As of December 31, 2005 and December 31, 2004, we had reserves for restructuring, impairment and plant closing costs of $78.3 million and $153.1 million, respectively. During the year ended December 31, 2005, we recorded additional net charges of $123.6 million (consisting of $59.5 million payable in cash and $64.1 million of non-cash charges) for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities and for an impairment of long-lived assets. For purposes of measuring impairment charges in 2005, the fair value of the assets was determined based on estimated market prices. During the year ended December 31, 2005, we made cash payments against these reserves of $111.9 million.

        As of December 31, 2005, our Polyurethanes segment restructuring reserve consisted of $10.9 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001). During 2005, we recorded asset impairment charges totaling $10.9 million related to the closure of our West Deptford site. These restructuring initiatives are not expected to result in additional restructuring charges.

        As of December 31, 2005, our Advanced Materials segment restructuring reserve consisted of $7.8 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of the commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $2.9 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. These restructuring initiatives are expected to result in additional restructuring charges of approximately $2.6 million through 2006.

        As of December 31, 2005, our Performance Products segment reserve consisted of $25.6 million related to various restructuring programs across our European surfactants business, including the closure of substantially all of our Whitehaven, U.K. surfactants facility, and the realignment of our Jefferson County, Texas operations. These restructuring activities are expected to result in additional charges of approximately $0.6 million in 2006.

        As of December 31, 2005, our Pigments segment reserve consisted of $16.6 million related to the global workforce reductions announced in 2003, the reduction of our titanium dioxide ("TiO2") production capacity announced in 2004, and the announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K. This will result in the closure of our Pigments segment's Billingham, U.K. headquarters and the creation of a new support center for both businesses. These restructuring initiatives are expected to result in additional restructuring charges of approximately $9.1 million through 2007.

        As of December 31, 2005, our Polymers segment reserve consisted of $3.4 million related primarily to the closure of our phenol manufacturing unit in Australia and restructuring initiatives at Odessa, Texas. During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market. Accordingly, our Polymers segment recorded an impairment charge of $48.2 million during 2005 related to the Australian styrenics assets. The fair value of the Australian styrenics assets was determined based on estimated market prices. These restructuring initiatives are expected to result in additional restructuring charges of approximately $16.4 million through 2007.

        As of December 31, 2005, our Base Chemicals segment reserve consisted of $14.0 million related primarily to the restructuring of our Jefferson County, Texas operations, which was announced in August 2005, and workforce reductions arising from the announced changes in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. Also included in the reserve are amounts related to an announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K.

  2004 Restructuring Activities

        As of December 31, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $153.1 million and $76.8 million, respectively. During the year ended December 31, 2004, we recorded additional charges of $299.3 million, including $138.0 million of charges for asset impairment and write downs, and $161.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2004 period, we made cash payments against these reserves of $88.0 million. For purposes of measuring impairment charges in 2004, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2004, our Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001). During 2004, we recorded asset impairment charges of $10.5 million related to the closure of our West Deptford site.

        As of December 31, 2004, our Advanced Materials segment reserve consisted of $33.0 million related to the restructuring program implemented in association with the AdMat Transaction, the realignment and simplification of our commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. The restructuring program initiated with the AdMat Transaction included reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies could be achieved. During 2004, our Advanced Materials segment reversed $2.8 million of restructuring reserves recorded in the AdMat Transaction that were no longer required and recorded a corresponding reduction to intangible assets.

        As of December 31, 2004, our Performance Products segment reserve consisted of $58.2 million primarily related to various restructuring programs primarily across our European surfactants business and North American operations. During 2004, we adopted a plan to reduce the workforce across all locations in our European surfactants business by approximately 320 positions over a period of 15 months, including the closure of substantially all of our Whitehaven, U.K. surfactants facility. We also announced a plan to close our Guelph, Ontario manufacturing facility, maleic anhydride briquette facility in St. Louis, Missouri, and technical facility in Austin, Texas. During 2004, we recorded asset impairment charges totaling $40.5 million related to the closure of the Whitehaven, U.K. facility, the Guelph, Ontario facility and the maleic anhydride briquette facility in St. Louis, Missouri.

        As of December 31, 2004, our Pigments segment reserve consisted of $22.0 million related to the global workforce reductions announced in 2003 and the reduction of our TiO2 production capacity announced in 2004. During 2004, our Pigments segment announced that, following a review of our Pigments business, we would idle approximately 55,000 tonnes, or about 10%, of our total TiO2 production capacity in the third and fourth quarter of 2004. In connection with this reduction of TiO2 production capacity, we recorded a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of our phenol manufacturing unit in Australia and to the demolition and decommissioning of the Odessa, Texas styrene manufacturing facility. During 2004, we recorded asset impairment charges of $3.6 million in connection with the closure of our phenol manufacturing unit in Australia.

        As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities.

        During 2004, we recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

  2003 Restructuring Activities

        As of December 31, 2003 and December 31, 2002, we had reserves for restructuring and plant closing costs of $76.8 million and $7.8 million, respectively. During the year ended December 31, 2003, we recorded additional charges of $37.9 million, including $12.2 million of charges for asset impairment and write downs, and $25.7 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2003 period, we made cash payments against these reserves of $41.7 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001).

        As of December 31, 2003, our Advanced Materials segment reserve consisted of $51.5 million related to the restructuring program implemented in association with the AdMat Transaction. This program included reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies could be achieved.

        As of December 31, 2003, our Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During 2003, we recorded asset impairment charges of $11.4 million in connection with the facility closure at Whitehaven, U.K.

        As of December 31, 2003, our Pigments segment reserve consisted of $4.3 million related to workforce reductions of approximately 63 employees across our global Pigments operations. The overall cost reduction program to be completed through 2005 for our Pigments segment involved approximately 250 employees.

        As of December 31, 2003, our Polymers segment reserve consisted of $2.8 million related to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility and non-cancelable lease costs.

Environmental, Health and Safety Matters

        For information on environmental, health and safety matters, see "Part I. Item 1. Business—Environmental, Health and Safety Matters."

Recently Issued Accounting Pronouncements

        We adopted Financial Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities" on January 1, 2005. FIN 46R addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. The adoption of the standard required us to consolidate our Rubicon LLC joint venture. Rubicon LLC manufactures products, including aniline and DPA, for us and our joint venture partner. Rubicon LLC borrows funds from us and a joint venture partner to finance capital requirements and receives reimbursement of costs incurred to operate its facilities.

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

        We adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations" on December 31, 2005. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. During the fourth quarter of 2005, we recorded a charge for the cumulative effect of this change in accounting principle, net of tax of $4.8 million, of $31.7 million.

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

        In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on issue 04-13, "Accounting for Purchase and Sales of Inventory with the Same Counterparty," that requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount. This consensus is effective for transactions completed after March 31, 2006. We are evaluating the impact of this consensus to determine its impact on our results of operations.

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

  Revenue Recognition

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

        Revenue related to the licensing of technology is recognized when earned.

        Revenue arrangements that contain multiple deliverables are evaluated in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables" to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

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

        Management uses judgment to estimate the useful lives of our long-lived assets. If the useful lives of our property, plant and equipment as of December 31, 2005 were to have been estimated to be one year greater or one year less, then depreciation expense for the year ended December 31, 2005 would have been approximately $30 million less or $35 million greater, respectively.

        We are required to evaluate our plant assets whenever events indicate that the carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related property to the carrying value. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market. Accordingly, our Polymers segment recorded an impairment charge of $48.2 million during the third quarter of 2005 related to the Australian styrenics assets. The fair value of the Australian styrenics assets was determined based on estimated market prices. During the fourth quarter of 2005, we tested the MTBE assets for recoverability and concluded that these assets were not impaired.

  Restructuring, Impairment and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, work force reductions and other cost savings programs. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary. While management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate, management's estimates on a project-by-project basis have not varied to a material degree. For further discussion of our restructuring activities, see "Note 10. Restructuring, Impairment and Plant Closing Costs" to our Consolidated Financial Statements included elsewhere in this report.

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

        Subsequent to acquiring AdMat in June 2003 and through December 31, 2005, substantially all non-U.S. operations of AdMat were treated as branches for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Effective January 1, 2006, AdMat's foreign operations will no longer be treated as our branches and will not be subject to U.S. taxation on their earnings until those earnings are repatriated to the U.S., similar to our other non-U.S. entities.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        As a matter of course, our subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions. We believe that we have made adequate provision for all outstanding issues for all open years.

  Employee Benefit Programs

        We sponsor several contributory and non-contributory defined benefit plans primarily covering employees in the U.S., the U.K., Netherlands, Belgium, Canada and a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from the employer. We also sponsor unfunded postretirement plans which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected return on assets, discount rates, compensation increases, mortality rates and health care costs trends. These assumptions are disclosed in "Note 17. Employee Benefit Plans" to our Consolidated Financial Statements included elsewhere in this report.

        Effective in the fourth quarter of 2005, we accelerated the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30. We believe the one-month acceleration of the measurement date is a preferred change as it improves internal control procedures by allowing more time to review the completeness and accuracy of the actuarial benefit obligation measurements. The effect of the change in measurement date on the respective obligations and assets of the plan results resulted in a cumulative effect of a change in accounting principle credit, net of tax of $4.0 million.

        Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee benefit plan liabilities and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(35.9)	$(167.5)
—1% decrease	82.7	425.2
Expected return on assets
—1% increase	(18.1)
—1% decrease	18.1
Rate of compensation increase
—1% increase	23.7
—1% decrease	(5.3)

(1)
Estimated impact on 2005 net periodic benefit cost.

(2)
Estimated impact on December 31, 2005 additional minimum liability and reduction in stockholder equity.

  Stock-Based Compensation Plans

        Management uses judgment in determining assumptions used in the Black-Scholes valuation model to estimate fair value of its stock-based compensation plans. Because we did not have stock-based compensation plans prior to our initial public offering of common stock in February 2005, our ability to use historical experience for assumptions related to stock-based compensation plans has been limited. The effect of a 10% change in two key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Expected volatility
—10% increase	$(1.2)	$(1.2)
—10% decrease	1.1	1.1
Expected life of stock options granted during the period
—10% increase	(0.3)	(0.3)
—10% decrease	0.3	0.3

(1)
Estimated impact on 2005 compensation expense.

(2)
Estimated impact on December 31, 2005 additional paid-in capital.

  Asset Retirement Obligations

        Management uses judgment in determining assumptions used to estimate the fair value of asset retirement obligations. Estimating the fair value of asset retirement obligations involves assumptions and estimates surrounding settlement dates, methods of settlement, future costs and inflation. Because of the long-term, productive nature of our manufacturing operations, deriving estimates of the timing and the methods of settlement, and the costs of settlement require significant levels of judgment based on the facts and circumstances of each asset retirement obligation. The effect of a 1% change in the inflation rate used to estimate asset retirement obligations is estimated as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Inflation rate
—1% increase	$(4.8)	$(4.8)
—1% decrease	3.8	3.8

(1)
Estimated impact on 2005 cumulative effect of changes in accounting principle.

(2)
Estimated net impact on December 31, 2005 property, plant and equipment and asset retirement obligation balances.

  Environmental Reserves

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information see "Note 20. Environmental, Health and Safety Matters" to the Consolidated Financial Statements of Huntsman Corporation included elsewhere in this report.

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

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of nine months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. Our A/R Securitization Program in certain circumstances requires that we enter into forward foreign currency hedges intended to hedge currency exposures. As of December 31, 2005, our outstanding forward foreign exchange contracts were insignificant.

        A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in some cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as Permanent Loans (as defined below) and the designation of debt and swaps as hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans (as defined below) are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that we may designate as permanent because they are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans, and, during the year ended December 31, 2005, we have increased the net amount of our Permanent Loans. This has resulted in less volatility reported in foreign currency gains and losses reflected in earnings.

        We have outstanding cross-currency interest rate swaps of fixed rate debt. We entered into these swaps with various financial institutions in order to more effectively hedge our overall underlying euro long-term net asset and euro cash flow exposures. In one of the swap transactions, we agreed to swap $175 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, we are required to pay principal of €132.4 million and will receive principal of $175 million. Interest installments are paid semiannually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap is classified as a net investment hedge under U.S. GAAP.

        In another swap transaction, we agreed to swap $31.3 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 9.4% on €25.0 million of principal and will receive fixed rate interest of 11.0% on $31.3 million of principal through July 15, 2007. At maturity, July 15, 2007, we are required to pay principal of €25.0 million and will receive principal of $31.3 million. Interest installments are paid semiannually on January 15 and July 15 of each year, beginning July 15, 2005 through maturity. The swap is not designated as a hedge for reporting purposes under U.S. GAAP.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of December 31, 2005, excluding the cross-currency interest rate swaps discussed above, we have designated approximately €330 million of our euro-denominated debt as a hedge of our net investments.

Interest Rates

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of the our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options.

        We may purchase both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. When we enter into collars, the collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

        Interest rate contracts were recorded as a component of other non-current liabilities as of December 31, 2005 and 2004. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, with any ineffectiveness recorded in interest expense.

        As of December 31, 2005 and 2004, we had entered into various types of interest rate contracts to manage our interest risk on our long-term debt as indicated below (dollars in millions):

	2005	2004
Notional amount	$83.3	$184.3
Fair value
Cash flow hedges	—	(2.0)
Non-designated derivatives	0.4	(1.2)
Maturity	2006-2010	2005-2007

        We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Prices

        Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for finished products are generally at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we enter into various commodity contracts to hedge our purchase of commodity products. We do not hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings. At December 31, 2005, we had in place forward purchase and sales contracts for 15,000 tonnes and 35,000 tonnes, respectively, of naphtha and other hydrocarbons, which do not qualify for hedge accounting.

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

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). In 2005, we engaged Ernst & Young LLP to assist our management in its documentation and evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls over financial reporting will be effective when Section 404 becomes applicable to us. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our Directors (including identification of our Audit Committee's financial expert(s)) and executive officers is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

        Information relating to executive compensation and our equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to beneficial ownership of our common stock by each Director and all Directors and officers of our Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5% of the total outstanding shares of our common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to fees and services related to our independent registered public accounting firm, Deloitte & Touche LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 4, 2006, and are incorporated herein by reference.

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

  3.
  Exhibits:

    The exhibits to this report are listed on the Exhibit Index below.

(b)
Description of exhibits.

Number	Description
2.1	Agreement and Plan of Merger dated as of February 10, 2005 by and among the Company, Huntsman Holdings, LLC and Huntsman Holdings Merger Sub LLC (incorporated by reference to Exhibit 2.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
2.2	Agreement and Plan of Merger dated as of February 10, 2005 by and among our Company, Huntsman Holdings Preferred Member, LLC and Huntsman Holdings Preferred Member Merger Sub LLC (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
2.3	Share and Asset Purchase Agreement by and between Huntsman International LLC, Ciba Specialty Chemicals Holding Inc. and RM 2526 Vermogensverwaltungs GmbH dated as of February 18, 2006 (incorporated by reference to Exhibit 2.1 of our current Report on Form 8-K filed on February 24, 2006 (File No. 001-32427))
3.1	Amended and Restated Certificate of Incorporation of our Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-120749))
3.2	Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
3.3	Amended and Restated Bylaws of our Company (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 (File No. 333-120749))
4.1	Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.1)

4.5	First Amendment, dated January 5, 2000, to Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), as Issuer, each of the Guarantors named therein and Bank One, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.6	Indenture, dated as of March 13, 2001, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.6 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)
4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)
4.10	First Supplemental Indenture, dated as of January 11, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.7 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.11	Indenture, dated as of March 21, 2002, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.8 to amendment no. 1 to the annual report on Form 10-K/A of Huntsman International LLC for the year ended December 31, 2001)
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.11)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.11)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.11)
4.15	Amended and Restated Guarantee, dated as of April 11, 2003, among the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee, relating to the 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
4.16	Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
4.17	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.16)
4.18	Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.16)
4.19	Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.20	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.19)
4.21	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.19)

4.22	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.54)
4.23	Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.24	Form of 7 3/8% Senior Subordinated Note due 2015 (included as Exhibit A-1 to Exhibit 4.23)
4.25	Form of 7 1/2% Senior Subordinated Note due 2015 (included as Exhibit A-2 to Exhibit 4.23)
4.26	Form of Guarantee (included as Exhibit E to Exhibit 4.23)
4.27	Exchange and Registration Rights Agreement, dated as of December 17, 2004, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.28	Registration Rights Agreement dated as of February 10, 2005 by and among our Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
4.29	Form of stock certificate of our Company (incorporated by reference to Exhibit 4.68 to our registration statement on Form S-1 (File No. 333-120749))
4.30	Form of mandatory convertible preferred stock certificate of our Company (incorporated by reference to Exhibit 4.69 to our registration statement on Form S-1 (File No. 333-120749))
4.31	Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.32	Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.33	Supplemental Indenture dated August 16, 2005 to Indenture dated as of June 30, 1999, as amended, by and among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC dollar and euro denominated 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to HI's current report on Form 8-K filed August 22, 2005)
4.34	Supplemental Indenture dated August 16, 2005 to Indenture dated March 13,2001, as amended, by and among Huntsman International LLC, the guarantors named therein, and The Bank of New York, as trustee, relating to Huntsman International LLC euro denominated 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to Huntsman International LLC current report on Form 8-K filed August 22, 2005)
4.35	Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 21, 2002 by and among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, national Association), as trustee, relating to Huntsman International LLC's 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)

4.36	Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.37	Indenture dated as of September 30, 2003, as supplemented by supplement dated July 13, 2005 and by supplement dated August 16, 2005, by and among Huntsman International LLC (as successor to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 3/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibits 4.5 through 4.7 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.38	Indenture dated as of June 22, 2004, as supplemented by supplement dated July 11, 2005 and by supplement dated August 16, 2005, by and among Huntsman International LLC (as successor to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference at Exhibit 4.8 through 4.10 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.39	Supplemental Indenture dated December 20, 2005 to Indenture dated as of June 30, 1999, as amended, among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.40	Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 13, 2001, as amended, among Huntsman International LLC, the Guarantors named therein, and The Bank of New York, as trustee, relating to Huntsman International LLC's euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.41	Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 21, 2002, as amended, among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.42	Supplemental Indenture dated December 20, 2005 to Indenture dated as of December 17, 2004, as amended, among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 1/2% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).

4.43	Supplemental Indenture dated December 20, 2005 to Indenture dated September 30, 2003 among Huntsman International LLC (as successor by merger to Huntsman LLC), the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 5/8% senior secured notes due 2010 (incorporated by reference to Exhibit 4.5 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.44	Supplemental Indenture dated December 20, 2005 to Indenture dated June 22, 2004, as amended, among Huntsman International LLC (as successor by merger to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to the 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.6 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
10.1	Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))
10.2	Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))
10.3	Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)
10.4	Gift Agreement by and among Huntsman Group Inc. and the Jon and Karen Huntsman Foundation (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-120749))
10.5	Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between our Company and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
10.6	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.9	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.10	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10.11	Form of Executive Severance Plan (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-120749))
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.13	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-120749))
10.14	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
10.15	Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005)

10.16	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.17	Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC's 11 5/8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.18	Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.19	Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.20	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 11, 2005 (File No. 001-32427))
10.21	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.7 of our registration statement on Form S-8 filed February 10,2006 (File No. 333-131729))
10.22	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated be reference to Exhibit 4.8 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
10.23	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.24	Huntsman Supplemental Executive MPP Plan (incorporated be reference to Exhibit 10.2 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.25	Amended and Restated Huntsman Supplemental Savings Plan (incorporated be reference to Exhibit 10.3 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.26	Huntsman Outside Directors Elective Deferral Plan (incorporated be reference to Exhibit 10.4 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.27*	Fifth Amendment to Series 2001-1 Supplement, dated March 14, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, JPMorgan Chase Bank, N.A. and J.P. Morgan (Ireland) plc
18.1*	Preferability Letter of Deloitte & Touche LLP
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2006

HUNTSMAN CORPORATION
By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March 2006.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ H. WILLIAM LICHTENBERGER H. William Lichtenberger Chairman of the Nominating and Corporate Governance Committee and Director	/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Compensation Committee and Director
/s/ RICHARD MICHAELSON Richard Michaelson Chairman of the Audit Committee and Director	/s/ DAVID J. MATLIN David J. Matlin Director
/s/ MARSHA J. EVANS Marsha J. Evans Director	/s/ CHRISTOPHER R. PECHOCK Christopher R. Pechock Director
/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Director	/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director

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

        To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines." Careful selection of employees and appropriate divisions of responsibility also help us to achieve our control objectives.

        The consolidated balance sheets of Huntsman Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005, 2004 and 2003 have been audited by the Company's independent registered public accounting firm, Deloitte & Touche LLP. Their report is shown on page F-3.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman Holdings LLC and Huntsman Corporation were combined for all periods presented.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, on January 1, 2005, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005.

As discussed in Note 2 to the consolidated financial statements, the Company changed the measurement date for its pension and other postretirement benefit plans from December 31 to November 30 during 2005.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2006

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$142.8	$243.2
Restricted cash	—	8.9
Accounts and notes receivables (net of allowance for doubtful accounts of $33.7 and $25.8, respectively)	1,475.2	1,586.0
Accounts receivable from affiliates	7.4	12.1
Inventories, net	1,309.2	1,253.9
Prepaid expenses	46.2	45.0
Deferred income taxes	31.2	11.9
Other current assets	84.0	25.2

Total current assets	3,096.0	3,186.2
Property, plant and equipment, net	4,643.2	5,150.9
Investment in unconsolidated affiliates	175.6	170.9
Intangible assets, net	216.3	245.6
Goodwill	91.2	3.3
Deferred income taxes	94.2	34.5
Notes receivable from affiliates	3.0	23.6
Other noncurrent assets	551.0	608.5

Total assets	$8,870.5	$9,423.5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,093.5	$970.3
Accounts payable to affiliates	—	30.6
Accrued liabilities	747.2	779.0
Deferred income taxes	2.4	10.8
Current portion of long-term debt	44.6	37.5

Total current liabilities	1,887.7	1,828.2
Long-term debt	4,413.3	6,221.1
Long-term debt to affiliate	—	40.9
Deferred income taxes	258.3	217.9
Other noncurrent liabilities	770.2	757.1

Total liabilities	7,329.5	9,065.2

Minority interests in common stock of consolidated subsidiaries	20.4	36.8
Warrants issued by consolidated subsidiary	—	128.7
Redeemable preferred members' interest	—	574.8
Commitments and contingencies (Notes 19 and 20)
Stockholders' equity (deficit):
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,200,997 issued and 220,451,484 outstanding in 2005	2.2	—
Preferred members' interest	—	195.7
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding in 2005	287.5	—
Additional paid-in capital	2,779.8	712.5
Unearned stock-based compensation	(11.8)	—
Accumulated deficit	(1,505.8)	(1,471.2)
Accumulated other comprehensive (loss) income	(31.3)	181.0

Total stockholders' equity (deficit)	1,520.6	(382.0)

Total liabilities and stockholders' equity (deficit)	$8,870.5	$9,423.5

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in Millions)

	Year ended December 31,
	2005	2004	2003
Revenues:
Trade sales	$12,857.6	$11,378.5	$6,927.9
Related party sales	104.0	47.9	90.7

Total revenues	12,961.6	11,426.4	7,018.6
Cost of goods sold	11,209.5	10,048.0	6,334.9

Gross profit	1,752.1	1,378.4	683.7
Operating expenses:
Selling, general and administrative	676.9	655.8	444.1
Research and development	95.5	96.2	77.6
Other operating expense (income)	42.2	(81.1)	(55.0)
Restructuring, impairment and plant closing costs	123.6	299.3	37.9

Total expenses	938.2	970.2	504.6

Operating income	813.9	408.2	179.1
Interest expense, net	(426.9)	(607.2)	(428.3)
Interest income (expense)—affiliate	0.3	(5.4)	19.2
Loss on accounts receivable securitization program	(10.7)	(15.6)	(20.4)
Equity in income (loss) of investment in unconsolidated affiliates	8.2	4.0	(37.5)
Loss on early extinguishment of debt	(322.5)	(25.6)	—
Other expense	(0.1)	(0.2)	—

Income (loss) from continuing operations before income taxes, minority interest and accounting changes	62.2	(241.8)	(287.9)
Income tax (expense) benefit	(23.5)	29.1	(30.8)

Income (loss) from continuing operations before minority interest and accounting changes	38.7	(212.7)	(318.7)
Minority interest in subsidiaries' (income) loss	(1.7)	(7.2)	1.5

Income (loss) from continuing operations	37.0	(219.9)	(317.2)
Loss from discontinued operations (including loss on disposal of $36.4 in 2005), net of tax of nil	(43.9)	(7.8)	(2.6)

Loss before accounting changes	(6.9)	(227.7)	(319.8)
Cumulative effect of changes in accounting principle, net of tax of $2.9	(27.7)	—	—

Net loss	(34.6)	(227.7)	(319.8)
Preferred stock dividends	(43.1)	(87.7)	(74.3)

Net loss available to common stockholders	$(77.7)	$(315.4)	$(394.1)

Net loss	$(34.6)	$(227.7)	$(319.8)
Other comprehensive (loss) income	(212.3)	70.5	241.6

Comprehensive loss	$(246.9)	$(157.2)	$(78.2)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$(1.40)	$(1.78)
Loss from discontinued operations, net of tax	(0.20)	(0.03)	(0.01)
Cumulative effect of changes in accounting principle, net of tax	(0.12)	—	—

Net loss	$(0.35)	$(1.43)	$(1.79)

Weighted average shares	220.5	220.5	220.5

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in Millions)

	Shares
	Common stock	Mandatory convertible preferred stock	Common stock	Preferred members' interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance, January 1, 2003	—	—	$—	$—	$—	$857.2	$—	$(923.7)	$(131.1)	$(197.6)
Acquistion of subsidiary at less than carrying amount	—	—	—	—	—	19.5	—	—	—	19.5
Distribution to member	—	—	—	—	—	(2.2)	—	—	—	(2.2)
Preferred shares issued in exchange for investment in Huntsman Advanced Materials, LLC	—	—	—	194.4	—	—	—	—	—	194.4
Net loss	—	—	—	—	—	—	—	(319.8)	—	(319.8)
Other comprehensive income	—	—	—	—	—	—	—	—	241.6	241.6
Accumulated other comprehensive loss of HIH at May 1, 2003 (date of consolidation)	—	—	—	—	—	—	—	—	(49.3)	(49.3)
Dividends accrued on redeemable preferred members' interest	—	—	—	—	—	(74.3)	—	—	—	(74.3)

Balance, December 31, 2003	—	—	—	194.4	—	800.2	—	(1,243.5)	61.2	(187.7)
Net loss	—	—	—	—	—	—	—	(227.7)	—	(227.7)
Purchase accounting adjustment	—	—	—	1.3	—	—	—	—	49.3	50.6
Other comprehensive income	—	—	—	—	—	—	—	—	70.5	70.5
Dividends accrued on redeemable preferred members' interest	—	—	—	—	—	(87.7)	—	—	—	(87.7)

Balance, December 31, 2004	—	—	—	195.7	—	712.5	—	(1,471.2)	181.0	(382.0)
Net loss	—	—	—	—	—	—	—	(34.6)	—	(34.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(212.3)	(212.3)
Exchange of previous common and preferred members' interest and warrants for common stock	164,769,665	—	1.6	(195.7)	—	885.5	—	—	—	691.4
Issuance of common stock and mandatory convertible preferred stock	55,681,819	5,750,000	0.6	—	287.5	1,203.8	—	—	—	1,491.9
Issuance of nonvested stock awards	—	—	—	—	—	16.3	(16.3)	—	—	—
Recognition of stock-based compensation	—	—	—	—	—	4.8	4.5	—	—	9.3
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	(43.1)

Balance, December 31, 2005	220,451,484	5,750,000	$2.2	$—	$287.5	$2,779.8	$(11.8)	$(1,505.8)	$(31.3)	$1,520.6

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net loss	$(34.6)	$(227.7)	$(319.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of changes in accounting principle, net of tax	27.7	—	—
Equity in (income) losses of unconsolidated affiliates	(8.2)	(4.0)	37.5
Depreciation and amortization	500.8	536.8	353.4
Noncash restructuring, impairment and plant closing costs	64.1	138.0	12.2
Provision for losses on accounts receivable	4.2	0.7	11.3
Loss on disposal of plant and equipment	—	2.4	2.4
Loss on early extinguishment of debt	322.5	25.6	—
Loss on disposal of discontinued operations	36.4	—	—
Noncash interest expense	49.8	166.0	90.7
Deferred income taxes	(3.1)	(64.5)	(3.6)
Net unrealized loss (gain) on foreign currency transactions	23.1	(111.7)	(58.3)
Stock-based compensation	9.5	—	—
Minority interest in subsidiaries' income (loss)	1.7	7.2	(1.5)
Other, net	(14.3)	(14.0)	(2.5)
Changes in operating assets and liabilities:
Accounts and notes receivables	155.2	(258.1)	81.0
Change in receivables sold, net	(93.9)	(90.0)	(11.5)
Inventories, net	(96.9)	(158.9)	87.8
Prepaid expenses	45.8	31.0	(2.8)
Other current assets	(38.1)	116.0	(15.9)
Other noncurrent assets	(86.3)	(48.9)	(24.3)
Accounts payable	68.6	28.1	(71.5)
Accrued liabilities	(19.5)	88.3	71.5
Other noncurrent liabilities	59.6	18.5	(10.7)

Net cash provided by operating activities	974.1	180.8	225.4

Investing Activities:
Capital expenditures	(338.7)	(226.6)	(191.0)
Proceeds from sale of assets	18.2	5.2	0.3
Acquisition of minority interest, net of cash acquired in 2003	(124.8)	—	(223.8)
Net cash received from unconsolidated affiliates	6.2	6.0	—
Net investment in government securities, restricted as to use	(30.1)	—	—
Net advances to unconsolidated affiliates	(8.0)	(19.3)	(7.8)
Change in restricted cash	8.9	1.6	(1.4)
Acquisition of business, net of cash acquired	—	—	(397.6)
Purchase of Vantico senior notes	—	—	(22.7)
Other, net	(0.9)	3.1	(2.3)

Net cash used in investing activities	(469.2)	(230.0)	(846.3)

(Continued)

	Year ended December 31,
	2005	2004	2003
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(118.7)	$113.8	$(201.4)
Net (repayments) borrowings of overdraft and other short-term debt	—	(10.6)	7.5
Proceeds from long-term debt	2,235.0	2,869.8	1,288.6
Repayment of long-term debt	(4,010.7)	(2,822.8)	(426.6)
Repayment of notes payable	(33.9)	(19.6)	(105.7)
Debt issuance costs paid	(17.3)	(35.5)	(58.2)
Call premiums related to early extinguishment of debt	(146.0)	(17.0)	—
Dividend paid to preferred stockholders	(10.8)	—	—
Net proceeds from issuance of common and preferred stock	1,491.9	—	—
Proceeds from issuance of subsidiary warrants	—	—	130.0
Cost of raising subisidiary equity capital	—	—	(10.1)
Cash contributed to subsidiary later exchanged for preferred tracking stock	—	—	164.4
Other, net	7.5	5.4	(1.8)

Net cash (used in) provided by financing activities	(603.0)	83.5	786.7

Effect of exchange rate changes on cash	(2.3)	11.1	9.5

(Decrease) increase in cash and cash equivalents	(100.4)	45.4	175.3
Cash and cash equivalents at beginning of period	243.2	197.8	22.5

Cash and cash equivalents at end of period	$142.8	$243.2	$197.8

Supplemental cash flow information:
Cash paid for interest	$411.9	$455.6	$263.9
Cash paid for income taxes	27.6	29.2	8.4

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

Certain Definitions

        "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to the "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "HIH" refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into HI on August 16, 2005) and, unless the context otherwise requires, its subsidiaries, "HI" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries, "AdMat" refers to Huntsman Advanced Materials LLC (our 100% owned indirect subsidiary) and, unless the context otherwise requires, its subsidiaries, "HLLC" or "Huntsman LLC" refers to Huntsman LLC (our 100% owned subsidiary that merged into HI on August 16, 2005), "HMP" refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into our Company on March 17, 2005), "Vantico" refers to Vantico Group S.A. (a 100% owned subsidiary of AdMat) and, unless the context otherwise requires, its subsidiaries, "Huntsman Family Holdings" refers to Huntsman Family Holdings Company LLC (an owner with MatlinPatterson of HMP Equity Trust), and "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner with Huntsman Family Holdings of HMP Equity Trust).

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

Company

        We were formed in 2004 to hold, among other things, the equity interests of HI, AdMat and Huntsman LLC. In connection with the completion of our initial public offering (described below), we consummated a reorganization transaction (the "Reorganization Transaction"). In the Reorganization Transaction, our predecessor, Huntsman Holdings, LLC, became our wholly owned subsidiary, and the existing beneficial holders of the common and preferred members interests of Huntsman Holdings, LLC received shares of our common stock in exchange for their interests. The Reorganization Transaction was accounted for as an exchange of shares between entities under common control similar to the pooling method. Our consolidated financial statements presented herein reflect the financial position, results of operations and cash flows as if Huntsman Holdings, LLC and our Company were combined for all periods presented.

        During 2005, we completed a series of transactions designed to simplify our consolidated group's financing and public reporting structure, to reduce our cost of financing and to facilitate other organizational efficiencies. As a result of these transactions, we now operate all of our businesses through HI and substantially all of our debt obligations are obligations of HI and/or its subsidiaries.

        On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 shares of our common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our 5% mandatory convertible preferred stock sold by us at a price to the public of $50 per share. Each share of preferred stock will be convertible into between approximately 1.77 and approximately 2.17 shares of our common stock, subject to anti-dilution adjustments, depending upon the trading price of our common stock prior to the third anniversary of our initial public offering. This will result in between approximately 10.2 million and approximately 12.5 million additional shares of our common stock outstanding upon conversion. See "Note 2. Summary of Significant Accounting Policies—Net Income (Loss) per Share."

        The net proceeds to us from our initial public offering of common and preferred stock were approximately $1.5 billion, substantially all of which has been used to repay outstanding indebtedness of certain of our subsidiaries as follows:

  •
  On February 16, 2005, we used $41.6 million of net proceeds from the offering to redeem in full the subordinated note due Horizon Ventures LLC, an affiliated entity.

  •
  On February 28, 2005, we used $1,216.7 million of net proceeds from the offering, along with $35.0 million in available cash, to redeem:

  •
  all of the outstanding 15% senior secured discount notes due 2008 of HMP (the "HMP Senior Discount Notes");

  •
  $452.3 million of the outstanding 13.375% senior discount notes due 2009 of HIH (the "HIH Senior Discount Notes"); and

  •
  $159.4 million of the outstanding 11.625% senior secured notes due 2010 of Huntsman LLC.

  •
  On March 14, 2005, we used $151.7 million of net cash proceeds from the offering to redeem the remaining outstanding HIH Senior Discount Notes, $78.0 million of the outstanding 11.5% senior notes due 2012 of Huntsman LLC (the "2012 Senior Fixed Rate Notes") and to pay $7.8 million to HMP warrant holders for a consent fee. On March 17, 2005, we used $26.8 million of the net cash proceeds from the offering to redeem an additional $24.0 million of the 2012 Senior Fixed Rate Notes.

Also, on February 28, 2005, we contributed to HIH the HIH Senior Subordinated Discount Notes due 2009 at an accreted value of $422.8 million.

        In connection with our initial public offering and as part of the Reorganization Transaction, we exercised our rights to require that all the warrants to purchase common stock of HMP (the "HMP Warrants") be exchanged for newly issued shares of our common stock. Under the terms of the HMP Warrants, an aggregate of approximately 16.8 million shares of our common stock was issued in exchange for the outstanding HMP Warrants.

        On August 16, 2005, Huntsman LLC merged into HI (the "HLLC Merger"). At that time, HIH also merged into HI. As a result of the HLLC Merger, HI succeeded to the assets, rights and obligations of Huntsman LLC. HI entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding debt securities. The HI subsidiaries that guarantee HI's outstanding debt securities now provide guarantees with respect to these securities, and all of Huntsman LLC's subsidiaries that guaranteed its debt securities continue to provide guarantees with respect to these debt securities. In addition, Huntsman LLC's guarantor subsidiaries executed supplemental indentures to guarantee all of HI's outstanding debt securities.

        On December 20, 2005, we agreed to pay $125 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of AdMat that we did not already own. See "Note 3. Business Combinations." In conjunction with this acquisition, we amended our senior secured credit facilities and increased our existing term loan B by $350 million. We used proceeds from the increased term loan, together with approximately $74 million of cash on hand, to acquire the equity interest in AdMat, to redeem AdMat's $250 million of outstanding 11% senior secured notes due 2010, to pay $35.6 million in call premiums plus accrued interest, and to pay other related costs, and we then contributed our 100% ownership interest in AdMat to HI (the "AdMat Minority Interest Transaction").

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

2.     Summary of Significant Accounting Policies

Principles of Consolidation

        Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

Revenue Recognition

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

        Revenue related to the licensing of technology is recognized when earned.

        Revenue arrangements that contain multiple deliverables are evaluated in accordance with EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

Cost of Goods Sold

        We classify the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

Cash and Cash Equivalents

        We consider cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Securitization of Accounts Receivable

        We securitize certain trade receivables in connection with a revolving accounts receivable securitization program in which we grant a participating undivided interest in certain of our trade receivables to a qualified off-balance sheet entity. We retain the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see "Note 13. Securitization of Accounts Receivable."

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

        Interest expense capitalized as part of plant and equipment was $9.3 million, $6.7 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Periodic maintenance and repairs applicable to major units of manufacturing facilities (a "turnaround") are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

Investment in Unconsolidated Affiliates

        Investments in companies in which we exercise significant management influence, but do not control, are accounted for using the equity method. Investments in companies in which we do not exercise significant influence are accounted for using the cost method.

Intangible Assets and Goodwill

        Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents and technology	5 - 30 years
Trademarks	15 - 30 years
Licenses and other agreements	5 - 15 years
Other intangibles	5 - 15 years

        Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to any method of amortization, but is tested for impairment annually (at the beginning of the third quarter) and when events and circumstances indicate that an impairment may have occurred. When the fair value is less than the related carrying value of the related reporting unit, we are required to reduce the amount of goodwill through a charge to earnings. Fair value is estimated based on projected discounted cash flows.

Other Noncurrent Assets

        Other noncurrent assets consist primarily of spare parts, deferred debt issuance costs, employee benefit assets and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

Carrying Value of Long-Lived Assets

        We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 10. Restructuring, Impairment and Plant Closing Costs" and "Note 29. Discontinued Operations."

Financial Instruments

        The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the senior secured credit facilities of our subsidiaries approximates fair value since they bear interest at a variable rate plus an applicable margin. The fair value of the fixed rate and floating rate notes of our subsidiaries is estimated based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The fair value of government securities is estimated using prevailing market prices. See "Note 15. Fair Value of Financial Instruments."

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

        Subsequent to acquiring AdMat in June 2003, substantially all non-U.S. operations of AdMat were treated as branches for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Effective January 1, 2006, AdMat foreign operations will no longer be treated as our branches and will not be subject to U.S. taxation on their earnings until those earnings are repatriated to the U.S., similar to our other non-U.S. entities.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Derivatives and Hedging Activities

        All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

Environmental Expenditures

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and expensed or capitalized as appropriate. See "Note 20. Environmental, Health and Safety Matters."

Asset Retirement Obligations

        We accrue for asset retirement obligations, which consist primarily of landfill closure costs and asbestos abatement costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See "Note 11. Asset Retirement Obligations."

Pensions and Postretirement Benefits

        In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.9 million, of $4.0 million ($0.02 decrease in loss per share) recorded in the year ended December 31, 2005. See "Note 17. Employee Benefit Plans."

Research and Development

        Research and development costs are expensed as incurred.

Foreign Currency Translation

        The accounts of our operating subsidiaries outside of the U.S., except for certain finance subsidiaries and those operating in highly inflationary economic environments, consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholders' equity as a component of accumulated other comprehensive income (loss).

        Subsidiaries that operate in economic environments that are highly inflationary consider the U.S. dollar to be the functional currency and include gains and losses from remeasurement to the U.S. dollar from the local currency in the statement of operations. The accounts of certain finance subsidiaries outside of the U.S. also consider the U.S. dollar to be the functional currency.

        Transaction gains and losses are recorded in the statement of operations and were a net loss of $39.0 million, a net gain of $118.8 million and a net gain of $67.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

        We adopted SFAS No. 123R, "Share Based Payment" on January 1, 2005. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. We have applied this standard prospectively to share-based awards. See "Note 23. Stock-Based Compensation Plans." We did not have share-based awards prior to the awards issued in connection with our initial public offering.

Net Loss Per Share

        Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Dilutive loss per share reflects potential dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

        In connection with our Reorganization Transaction and initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for the HMP Warrants. Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. All share and per share data reflected in these consolidated financial statements have been retroactively restated to give effect to the shares issued in connection with the Reorganization Transaction and our initial public offering of common stock on February 16, 2005 and the shares issued in connection with the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period. As a result of the change in capital structure in connection with the Reorganization Transaction and our initial public offering, per share results for 2005 are not comparable with those of 2004 and 2003.

        Basic and diluted loss per share is calculated as follows (in millions, except share amounts):

	Year Ended December 31,
	2005	2004	2003
Basic and diluted loss from continuing operations available to common stockholders (numerator):
Income (loss) from continuing operations before accounting changes	$37.0	$(219.9)	$(317.2)
Preferred stock dividends	(43.1)	(87.7)	(74.3)

Loss from continuing operations available to common stockholders	$(6.1)	$(307.6)	$(391.5)

Basic and diluted net loss available to common stockholders (numerator):
Net loss	$(34.6)	$(227.7)	$(319.8)
Preferred stock dividends	(43.1)	(87.7)	(74.3)

Net loss available to common stockholders	$(77.7)	$(315.4)	$(394.1)

Shares (denominator):
Weighted average shares outstanding	220,451,484	220,451,484	220,451,484
Dilutive securities:
Stock-based awards	—	—	—
Preferred stock conversion	—	—	—

Total dilutive shares outstanding assuming conversion	220,451,484	220,451,484	220,451,484

        Additional stock-based awards of 2,773,093 weighted average equivalent shares of stock were outstanding during the year ended December 31, 2005. In addition, the preferred stock would have converted into 12,499,925 shares of common stock for the year ended December 31, 2005. However, these stock-based awards and preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Discontinued Operations

        On July 6, 2005, we sold our toluene di-isocyanate ("TDI") business. See "Note 29. Discontinued Operations." The results of operations associated with this business has been reported as discontinued operations in the accompanying consolidated statements of operations. Cash flows from discontinued operations are not presented separately in the accompanying consolidated statements of cash flows.

Recently Issued Accounting Pronouncements

        We adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities" on January 1, 2005. FIN 46R addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. The adoption of the standard required us to consolidate our Rubicon LLC joint venture. Rubicon LLC manufactures products, including aniline and DPA, for us and our joint venture partner. Rubicon LLC borrows funds from us and a joint venture partner to finance capital requirements and receives reimbursement of costs incurred to operate its facilities.

        In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

        We adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations" on December 31, 2005. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. During the fourth quarter of 2005, we recorded a charge for the cumulative effect of this change in accounting principle, net of tax of $4.8 million, of $31.7 million. See "Note 11. Asset Retirement Obligations."

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

        In September 2005, the Emerging Issues Task Force ("EITF") reached a consensus on issue 04-13, "Accounting for Purchase and Sales of Inventory with the Same Counterparty," that requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount. This consensus is effective for transactions completed after March 31, 2006. We are evaluating the impact of this consensus to determine its impact on our consolidated financial statements.

3.     Business Combinations and Dispositions

AdMat Acquisition

        On June 30, 2003, our predecessor company, MatlinPatterson, SISU Capital Ltd. ("SISU"), Huntsman Group Inc., and Morgan Grenfell Private Equity Limited ("MGPE") completed a restructuring and business combination involving Vantico, whereby ownership of the equity of Vantico was transferred to AdMat in exchange for substantially all of the issued and outstanding Vantico senior notes ("Vantico Senior Notes") and approximately $165 million of additional equity (the "AdMat Transaction"). We acquired 88.2% of the equity of AdMat and began reporting AdMat as a consolidated subsidiary as of June 30, 2003. In connection with the AdMat Transaction, AdMat issued $250 million aggregate principal amount of its 11% senior secured notes due 2010 (the "AdMat Fixed Rate Notes") and $100 million aggregate principal amount of its senior secured floating rate notes due 2008 at a discount of 2%, or for $98 million (the "AdMat Floating Rate Notes" and, collectively with the AdMat Fixed Rate Notes, the "AdMat Senior Secured Notes"). Proceeds from the issuance of the AdMat Senior Secured Notes, along with a portion of the additional equity, were used to purchase 100% of the Vantico senior secured credit facilities (the "Vantico Credit Facilities"). Also in connection with the AdMat Transaction, AdMat entered into a $60 million senior secured revolving credit facility (the "AdMat Revolving Credit Facility").

        There were no contingent payments or commitments in connection with the AdMat Transaction. The total June 30, 2003 purchase price of AdMat was derived from the fair value of equity exchanged or debt instruments acquired as follows (dollars in millions):

Cash paid for the Vantico Credit Facilities and other credit facilities	$431.3
Equity issued for Vantico Senior Notes	67.8
Cash paid for Vantico Senior Notes	22.7

Total purchase price of AdMat	$521.8

        The allocation of the June 30, 2003 purchase price to the assets and liabilities of AdMat is summarized as follows (dollars in millions):

Current assets	$415.8
Current liabilities	(242.4)
Property, plant and equipment	397.9
Intangible assets	37.0
Deferred taxes, net	(8.6)
Other noncurrent assets	44.2
Other noncurrent liabilities	(122.1)

Total purchase price of AdMat	521.8
Minority interest	(29.2)
Preferred members' interest	(195.7)

Net assets acquired	$296.9

        During 2005 and 2004, we reversed certain valuation allowances on deferred tax assets and certain restructuring reserves recorded in the June 30, 2003 AdMat Transaction and recorded a corresponding reduction to intangible assets of $0.8 million and $31.9 million, respectively.

        The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years.

        On March 19, 2004, we acquired MGPE's 2.1% equity in AdMat Holdings for $7.2 million.

        On December 20, 2005, we acquired the remaining 9.7% ownership interests from former AdMat minority interest holders for $124.8 million. We completed the acquisition of AdMat in order to simplify our organizational and financial reporting structure and to facilitate a more efficient tax structure. Subsequent to December 20, 2005, we own 100% of AdMat. We have accounted for this step acquisition using the purchase method. The preliminary allocation of the December 20, 2005 purchase price to the assets and liabilities of AdMat is summarized as follows (dollars in millions):

Current assets	$2.3
Property, plant and equipment	10.9
Intangible assets	3.2
Goodwill	88.0
Deferred taxes	(0.3)
Other noncurrent liabilities	(0.6)
Accumulated other comprehensive income	(2.3)

Net assets acquired	101.2
Reversal of minority interest	23.6

Cash paid for acquisition	$124.8

        This purchase price allocation is preliminary pending finalization of fair value of assets acquired and liabilities assumed. The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years. The goodwill, none of which is deductible for tax purposes, was assigned to the Advanced Materials segment.

HLLC Consolidation Transaction

        Prior to May 9, 2003, we owned, indirectly, approximately 61% of the membership interests of HIH. We accounted for our investment in HIH using the equity method due to the significant management participation rights formerly granted to Imperial Chemical Industries PLC ("ICI") pursuant to the HIH limited liability company agreement. On May 9, 2003, we exercised an option that we held and purchased the ICI subsidiary that held ICI's 30% membership interest in HIH, and, at that time, also purchased approximately 9% of the HIH membership interests held by institutional investors (the "HLLC Consolidation Transaction"). The total consideration paid in connection with the HLLC Consolidation Transaction was approximately $286 million. As a result of the HLLC Consolidation Transaction, we own 100% of the HIH membership interests. Accordingly, as of May 1, 2003, HIH became our consolidated subsidiary and is no longer accounted for using the equity method.

        We accounted for the acquisition using the purchase method. Accordingly, the results of operations and cash flows of the acquired interests were consolidated with ours beginning in May 2003. During the second quarter of 2004, we finalized the allocation of the purchase price. As part of the final purchase price allocation, we valued the related pension liabilities, recorded deferred taxes and reclassified certain other amounts resulting in a corresponding increase in property, plant and equipment of approximately $285 million. The following is a summary of the final allocation of the purchase price to assets acquired and liabilities assumed (dollars in millions):

Current assets	$533.6
Property, plant and equipment	1,605.9
Noncurrent assets	194.5
Current liabilities	(344.3)
Long-term debt	(1,427.6)
Deferred taxes	(145.4)
Noncurrent liabilities	(130.7)

Cash paid for acquisition	$286.0

        The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15-30 years. The following table reflects our results of operations on an unaudited pro forma basis as if the HLLC Consolidation Transaction and the AdMat Transaction had been completed on January 1, 2003, utilizing HIH and AdMat's historical results (dollars in millions, except per unit amounts):

2003
Revenue	$9,190.1
Loss before minority interest and cumulative effect on accounting change	(367.0)
Net loss	(395.6)
Net loss per common share	(1.79)

        The pro forma information is not necessarily indicative of the operating results that would have occurred had the HLLC Consolidation Transaction and the AdMat Transaction been consummated on January 1, 2003, nor are they necessarily indicative of future operating results.

Pending Acquisition of Textile Effects Business

        On February 20, 2006, we announced that we have entered into a definitive agreement to acquire the global Textile Effects business of Ciba Specialty Chemicals Inc. for CHF 332 million ($253 million). The purchase price will be reduced (i) by approximately CHF 75 million ($57 million) in assumed debt and unfunded pension and other post employment liabilities and (ii) up to approximately CHF 40 million ($31 million) in unspent restructuring costs. The final purchase price is subject to a working capital and net debt adjustment. The transaction is subject to customary terms and conditions, and is expected to occur by the end of the third quarter of 2006.

Pending Sale of U.S. Butadiene and MTBE Business

        On February 24, 2006, we announced that we had signed a letter of intent to sell the assets of our U. S. butadiene and MTBE business operated in our Base Chemicals segment, which includes a manufacturing facility located at Port Neches, Texas, to Texas Petrochemicals, L.P. for a sales price of $275 million, subject to customary adjustments. We expect the transaction to close in mid-2006. We expect to recognize a gain from this transaction upon closing.

4.     Inventories

        Inventories consisted of the following (dollars in millions):

	December 31,
	2005	2004
Raw materials and supplies	$374.1	$332.0
Work in progress	82.1	91.5
Finished goods	988.1	922.8

Total	1,444.3	1,346.3
LIFO reserves	(119.7)	(81.0)
Lower of cost or market reserves	(15.4)	(11.4)

Net	$1,309.2	$1,253.9

        As of December 31, 2005 and 2004, approximately 15% and 18%, respectively, of inventories were recorded using the last-in, first-out cost method ("LIFO"). At December 31, 2005 and 2004, the excess of current cost over the stated LIFO value was $119.7 million and $81.0 million, respectively.

        For the years ended December 31, 2005, 2004, and 2003, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced the net loss by approximately $0.8 million, $2.0 million and $1.0 million, respectively.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by us under open exchange agreements, were approximately $3.8 million payable and $5.3 million payable (8.8 million and 8.7 million pounds) at December 31, 2005 and 2004, respectively.

5.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

	December 31,
	2005	2004
Land	$139.0	$142.1
Buildings	516.9	607.8
Plant and equipment	6,254.1	6,367.2
Construction in progress	321.5	251.6

Total	7,231.5	7,368.7
Less accumulated depreciation	(2,588.3)	(2,217.8)

Net	$4,643.2	$5,150.9

        Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $464.5 million, $491.2 million and $302.9 million, respectively.

        Property, plant and equipment includes gross assets acquired under capital leases of $21.6 million and $24.5 million at December 31, 2005 and 2004, respectively; related amounts included in accumulated depreciation were $8.5 million and $9.1 million at December 31, 2005 and 2004, respectively.

6.     Investment in Unconsolidated Affiliates

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2005	2004
Equity Method:
Polystyrene Australia Pty Ltd. (50%)	$3.3	$4.7
Sasol-Huntsman GmbH and Co. KG (50%)	22.6	17.5
Louisiana Pigment Company, L.P. (50%)	116.8	121.6
Rubicon, LLC (50%)(1)	—	5.7
BASF Huntsman Shanghai Isocyanate
Investment BV (50%)(2)	25.9	17.9
Others	4.5	1.0

Total equity method investments	173.1	168.4
Cost Method:
Gulf Advanced Chemicals Industry
Corporation (4%)	2.5	2.5

Total investments	$175.6	$170.9

(1)
Beginning January 1, 2005, we consolidated the results of operations and financial position of Rubicon LLC in accordance with FIN 46R because we are the primary beneficiary of this variable interest entity. Rubicon LLC manufactures four major products, including aniline, DPA, MDI and polyols. Rubicon LLC borrows funds from HI and a joint venture partner to finance its capital requirements and receives reimbursement of costs incurred to operate its facilities.

(2)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in a manufacturing joint venture, thus giving us an indirect 35% interest in the manufacturing joint venture.

Summarized Financial Information of Unconsolidated Affiliates

        Summarized applicable financial information of Sasol-Huntsman GmbH and Co. KG as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is presented below (dollars in millions):

	December 31,
	2005	2004	2003
Current assets	$19.3	$22.3
Noncurrent assets	74.7	68.9
Current liabilities	7.6	8.7
Noncurrent liabilities	41.2	47.5
Revenues	58.9	58.1	$53.8
Gross profit	12.1	11.9	8.6
Net income	15.9	5.3	9.0

        Summarized applicable financial information of our remaining unconsolidated affiliates, Louisiana Pigment Company, Rubicon LLC (for periods prior to its consolidation on January 1, 2005), BASF AG ("BASF"), Huntsman Shanghai Isocyanate Investment BV and Polystyrene Australia Pty Ltd. as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is presented below (dollars in millions):

	December 31,
	2005	2004	2003
Assets	$337.1	$534.9
Liabilities	44.8	237.6
Revenues	299.8	1,055.5	$814.2
Net income (loss)	0.4	2.9	(5.6)
The Company's equity in:
Net assets	$146.0	$150.9
Net income (loss)	0.2	1.4	$(2.8)

Investment in HIH

        Prior to May 1, 2003, we accounted for our investment in HIH using the equity method of accounting due to the significant management participation rights formerly granted to ICI pursuant to the HIH limited liability company agreement.

        Summarized HIH income statement information for the four months ended April 30, 2003 was as follows (dollars in millions):

Four months ended April 30, 2003
Revenues	$1,733.4
Gross profit	181.5
Loss from continuing operations	(65.2)
Net loss	(65.2)
The Company's equity in:
Net loss	$(39.2)

7.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	December 31, 2005			December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks, and technology	$367.8	$172.1	$195.7	$404.5	$173.2	$231.3
Licenses and other agreements	29.2	14.5	14.7	18.3	10.8	7.5
Non-compete agreements	45.0	42.8	2.2	49.9	43.1	6.8
Other intangibles	13.3	9.6	3.7	14.6	14.6	—

Total	$455.3	$239.0	$216.3	$487.3	$241.7	$245.6

        During 2005 and 2004, we reversed certain valuation allowances on deferred tax assets and certain restructuring reserves recorded in the AdMat Transaction and recorded a corresponding reduction to intangible assets of approximately $0.8 million and $31.9 million, respectively.

        Amortization expense was $27.6 million, $35.8 million and $39.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2006	$27.9
2007	26.4
2008	25.1
2009	24.9
2010	24.7

8.     Other Noncurrent Assets

        Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2005	2004
Prepaid pension costs	$149.0	$208.2
Debt issuance costs	27.7	83.9
Capitalized turnaround costs	83.5	116.6
Spare parts inventory	121.5	103.0
Catalyst assets	16.6	15.2
Deposits	15.2	16.7
Investment in government securities (restricted as to use)	17.0	—
Other noncurrent assets	120.5	64.9

Total	$551.0	$608.5

        Amortization expense of catalyst assets for the years ended December 31, 2005, 2004 and 2003 was $8.7 million, $9.8 million and $10.7 million, respectively.

9.     Accrued Liabilities

        Accrued liabilities consisted of the following (dollars in millions):

	December 31,
	2005	2004
Payroll, severance and related costs	$108.8	$166.5
Interest	93.9	119.3
Volume and rebate accruals	88.1	94.4
Income taxes	64.9	49.3
Taxes (property and VAT)	87.3	83.0
Restructuring, impairment and plant closing costs	55.2	122.2
Environmental accruals	7.1	7.7
Pension liabilities	21.8	23.1
Casualty loss reserves	16.6	13.7
Other miscellaneous accruals	203.5	99.8

Total	$747.2	$779.0

10.   Restructuring, Impairment and Plant Closing Costs

        While we continuously focus on identifying opportunities to reduce our operating costs and maximize our operating efficiency, we have now substantially completed our comprehensive global cost reduction program, referred to as "Project Coronado." Project Coronado was a program designed to reduce our annual fixed manufacturing and selling, general and administrative costs, as measured at 2002 levels, by $200 million. In connection with Project Coronado, we announced the closure of eight smaller, less competitive manufacturing units in our Polyurethanes, Advanced Materials, Performance Products and Pigments segments. These and other actions have resulted in the reduction of approximately 1,500 employees in these businesses since 2000.

        As of December 31, 2005, 2004 and 2003, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2003	$3.9	$3.3	$0.6	$—	$7.8
HIH balance at consolidation on May 1, 2003	24.2	—	—	—	24.2
AdMat opening balance sheet liabilities at June 30, 2003	53.2	1.5	—	6.1	60.8
2003 credits for 2001 initiatives	(2.0)	(0.3)	(0.2)	—	(2.5)
2003 charges for 2003 initiatives	28.2	—	—	—	28.2
2003 payments for 2001 initiatives	(1.9)	(0.4)	(0.2)	—	(2.5)
2003 payments for 2003 initiatives	(39.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	66.4	4.1	0.2	6.1	76.8
Partial reversal of AdMat Transaction opening balance sheet accrual	(2.9)	—	(0.6)	0.7	(2.8)
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	106.5	4.9	6.4	18.0	135.8
2004 payments for 2003 initiatives	(48.0)	—	(0.4)	(3.0)	(51.4)
2004 payments for 2004 initiatives	(31.4)	(0.6)	—	(4.6)	(36.6)
Non-cash settlements	—	—	(0.5)	—	(0.5)
Foreign currency effect on reserve balance	6.3	—	—	—	6.3

Accrued liabilities as of December 31, 2004	122.0	8.4	5.1	17.6	153.1
2005 charges for 2003 initiatives	11.8	—	2.5	0.1	14.4
2005 charges for 2004 initiatives	30.7	0.5	0.6	13.4	45.2
2005 charges for 2005 initiatives	13.6	—	—	0.2	13.8
Reversals of reserves no longer required	(6.3)	(0.1)	(0.8)	(6.7)	(13.9)
Partial reversal of AdMat Transaction opening balance sheet accrual	(3.7)	(0.8)	—	(0.8)	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	(0.4)
2005 payments for 2003 initiatives	(22.1)	(0.2)	(0.2)	(1.0)	(23.5)
2005 payments for 2004 initiatives	(77.7)	(1.7)	(0.4)	(6.3)	(86.1)
2005 payments for 2005 initiatives	(1.0)	—	—	(0.9)	(1.9)
Foreign currency effect on reserve balance	(12.7)	(0.3)	(0.3)	(3.8)	(17.1)

Accrued liabilities as of December 31, 2005	$54.2	$5.8	$6.5	$11.8	$78.3

(1)
Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	December 31, 2005	December 31, 2004
2001 initiatives	$1.4	$2.8
2003 initiatives	28.4	44.8
2004 initiatives	47.7	99.2
2005 initiatives	11.6	—
Foreign currency effect on reserve balance	(10.8)	6.3

Total	$78.3	$153.1

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total
Accrued liabilities as of January 1, 2003	$—	$—	$—	$—	$2.8	$5.0	$—	$7.8
HIH balance at consolidation on May 1, 2003	24.2	—	—	—	—	—	—	24.2
AdMat opening balance sheet liabilities at June 30, 2003	—	60.8	—	—	—	—	—	60.8
2003 credits for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 charges for 2003 initiatives	11.0	—	10.7	6.5	—	—	—	28.2
2003 payments for 2001 initiatives	—	—	—	—	—	(2.5)	—	(2.5)
2003 payments for 2003 initiatives	(19.4)	(9.3)	(8.3)	(2.2)	—	—	—	(39.2)

Accrued liabilities as of December 31, 2003	15.8	51.5	2.4	4.3	2.8	—	—	76.8
Adjustments to the opening balance sheet of AdMat	—	(2.8)	—	—	—	—	—	(2.8)
2004 charges for 2003 initiatives	10.0	—	0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives	16.4	9.0	56.6	27.3	9.4	16.7	0.4	135.8
2004 payments for 2003 initiatives	(11.5)	(26.0)	(2.4)	(10.9)	(0.6)	—	—	(51.4)
2004 payments for 2004 initiatives	(11.8)	(0.1)	(1.4)	(14.3)	(6.4)	(2.2)	(0.4)	(36.6)
Non-cash settlements	—	(0.5)	—	—	—	—	—	(0.5)
Foreign currency effect on reserve balance	0.1	1.9	2.6	1.1	—	0.6	—	6.3

Accrued liabilities as of December 31, 2004	19.0	33.0	58.2	22.0	5.8	15.1	—	153.1
2005 charges for 2003 initiatives	4.1	0.2	—	10.1	—	—	—	14.4
2005 charges for 2004 initiatives	4.4	0.3	6.9	18.8	3.4	10.2	1.2	45.2
2005 charges for 2005 initiatives	—	0.4	4.0	2.6	—	6.8	—	13.8
Reversals of reserves no longer required	(7.6)	(2.9)	(0.4)	(2.8)	(0.1)	(0.1)	—	(13.9)
Partial reversal of Admat Transaction opening balance sheet accrual	—	(5.3)	—	—	—	—	—	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	—	—	—	(0.4)
2005 payments for 2003 initiatives	(4.5)	(8.1)	(0.8)	(10.1)	—	—	—	(23.5)
2005 payments for 2004 initiatives	(0.8)	(7.7)	(33.6)	(20.7)	(5.2)	(16.9)	(1.2)	(86.1)
2005 payments for 2005 initiatives	—	(0.6)	(0.1)	(0.9)	—	(0.3)	—	(1.9)
Foreign currency effect on reserve balance	(3.3)	(1.5)	(8.6)	(2.4)	(0.5)	(0.8)	—	(17.1)

Accrued liabilities as of December 31, 2005	$10.9	$7.8	$25.6	$16.6	$3.4	$14.0	$—	$78.3

Current portion of restructuring reserve	$5.5	$5.5	$17.8	$11.4	$1.0	$14.0	$—	$55.2
Long-term portion of restructuring reserve	5.4	2.3	7.8	5.2	2.4	—	—	23.1
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$2.6	$0.6	$5.5	$6.5	$0.1	$—	$15.3
Estimated additional charges beyond one year	$—	$—	$—	$3.6	$9.9	$—	$—	$13.5

  2005 Restructuring Activities

        As of December 31, 2005 and December 31, 2004, we had reserves for restructuring, impairment and plant closing costs of $78.3 million and $153.1 million, respectively. During the year ended December 31, 2005, we recorded additional net charges of $123.6 million (consisting of $59.5 million payable in cash and $64.1 million of non-cash charges) for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities and for an impairment of long-lived assets. For purposes of measuring impairment charges in 2005, the fair value of the assets was determined based on estimated market prices. During the year ended December 31, 2005, we made cash payments against these reserves of $111.9 million.

        As of December 31, 2005, our Polyurethanes segment restructuring reserve consisted of $10.9 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001). During 2005, we recorded asset impairment charges totaling $10.9 million related to the closure of our West Deptford site. These restructuring initiatives are not expected to result in additional restructuring charges.

        As of December 31, 2005, our Advanced Materials segment restructuring reserve consisted of $7.8 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of the commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $2.9 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. These restructuring initiatives are expected to result in additional restructuring charges of approximately $2.6 million through 2006.

        As of December 31, 2005, our Performance Products segment reserve consisted of $25.6 million related to various restructuring programs across our European surfactants business, including the closure of substantially all of our Whitehaven, U.K. surfactants facility, and the realignment of our Jefferson County, Texas operations. These restructuring activities are expected to result in additional charges of approximately $0.6 million in 2006.

        As of December 31, 2005, our Pigments segment reserve consisted of $16.6 million related to the global workforce reductions announced in 2003, the reduction of our titanium dioxide ("TiO2") production capacity announced in 2004, and the announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K. This will result in the closure of our Pigments segment's Billingham, U.K. headquarters and the creation of a new support center for both businesses. These restructuring initiatives are expected to result in additional restructuring charges of approximately $9.1 million through 2007.

        As of December 31, 2005, our Polymers segment reserve consisted of $3.4 million related primarily to the closure of our phenol manufacturing unit in Australia and restructuring initiatives at Odessa, Texas. During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market. Accordingly, our Polymers segment recorded an impairment charge of $48.2 million during 2005 related to the Australian styrenics assets. The fair value of the Australian styrenics assets was determined based on estimated market prices. These restructuring initiatives are expected to result in additional restructuring charges of approximately $16.4 million through 2007.

        As of December 31, 2005, our Base Chemicals segment reserve consisted of $14.0 million related primarily to the restructuring of our Jefferson County, Texas operations, which was announced in August 2005, and workforce reductions arising from the announced changes in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities. Also included in the reserve are amounts related to an announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K.

  2004 Restructuring Activities

        As of December 31, 2004 and December 31, 2003, we had reserves for restructuring and plant closing costs of $153.1 million and $76.8 million, respectively. During the year ended December 31, 2004, we recorded additional charges of $299.3 million, including $138.0 million of charges for asset impairment and write downs, and $161.3 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2004 period, we made cash payments against these reserves of $88.0 million. For purposes of measuring impairment charges in 2004, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2004, our Polyurethanes segment reserve consisted of $19.0 million related to various restructuring programs, including the closure of our West Deptford, New Jersey site (as announced in 2004), restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001). During 2004, we recorded asset impairment charges of $10.5 million related to the closure of our West Deptford site.

        As of December 31, 2004, our Advanced Materials segment reserve consisted of $33.0 million related to the restructuring program implemented in association with the AdMat Transaction, the realignment and simplification of our commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. The restructuring program initiated with the AdMat Transaction included reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies could be achieved. During 2004, our Advanced Materials segment reversed $2.8 million of restructuring reserves recorded in the AdMat Transaction that were no longer required and recorded a corresponding reduction to intangible assets.

        As of December 31, 2004, our Performance Products segment reserve consisted of $58.2 million primarily related to various restructuring programs primarily across our European surfactants business and North American operations. During 2004, we adopted a plan to reduce the workforce across all locations in our European surfactants business by approximately 320 positions over a period of 15 months, including the closure of substantially all of our Whitehaven, U.K. surfactants facility. We also announced a plan to close our Guelph, Ontario manufacturing facility, maleic anhydride briquette facility in St. Louis, Missouri, and technical facility in Austin, Texas. During 2004, we recorded asset impairment charges totaling $40.5 million related to the closure of the Whitehaven, U.K. facility, the Guelph, Ontario facility and the maleic anhydride briquette facility in St. Louis, Missouri.

        As of December 31, 2004, our Pigments segment reserve consisted of $22.0 million related to the global workforce reductions announced in 2003 and the reduction of our TiO2 production capacity announced in 2004. During 2004, our Pigments segment announced that, following a review of our Pigments business, we would idle approximately 55,000 tonnes, or about 10%, of our total TiO2 production capacity in the third and fourth quarter of 2004. In connection with this reduction of our TiO2 production capacity, we recorded a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets.

        As of December 31, 2004, our Polymers segment reserve consisted of $5.8 million related primarily to the closure of our phenol manufacturing unit in Australia and to the demolition and decommissioning of the Odessa, Texas styrene manufacturing facility. During 2004, we recorded asset impairment charges of $3.6 million in connection with the closure of our phenol manufacturing unit in Australia.

        As of December 31, 2004, our Base Chemicals segment reserve consisted of $15.1 million related to workforce reductions arising from the announced change in work shift schedules and in the engineering and support functions at our Wilton and North Tees, U.K. facilities.

        During 2004, we recorded a restructuring charge in corporate and other of $2.3 million, of which $1.9 million related to non-cash charges and $0.4 million related to relocation costs.

  2003 Restructuring Activities

        As of December 31, 2003 and December 31, 2002, we had reserves for restructuring and plant closing costs of $76.8 million and $7.8 million, respectively. During the year ended December 31, 2003, we recorded additional charges of $37.9 million, including $12.2 million of charges for asset impairment and write downs, and $25.7 million payable in cash for workforce reductions, demolition and decommissioning and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the 2003 period, we made cash payments against these reserves of $41.7 million. For purposes of measuring impairment charges, the fair value of the assets was determined by using the present value of expected cash flows.

        As of December 31, 2003, our Polyurethanes segment reserve consisted of $15.8 million related to the restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003), workforce reductions throughout our Polyurethanes segment (as announced in 2003), and the closure of our Shepton Mallet, U.K. site (as announced in 2001).

        As of December 31, 2003, our Advanced Materials segment reserve consisted of $51.5 million related to the restructuring program implemented in association with the AdMat Transaction. This program included reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies could be achieved.

        As of December 31, 2003, our Performance Products segment reserve consisted of $2.4 million relating to the closure of a number of plants at the Whitehaven, U.K. facility, the closure of an administrative office in London, U.K., the rationalization of a surfactants technical center in Oldbury, U.K., and the restructuring of a facility in Barcelona, Spain. During 2003, we recorded asset impairment charges of $11.4 million in connection with the facility closure at Whitehaven, U.K.

        As of December 31, 2003, our Pigments segment reserve consisted of $4.3 million related to workforce reductions of approximately 63 employees across our global Pigments operations. The overall cost reduction program to be completed through 2005 for our Pigments segment involved approximately 250 employees.

        As of December 31, 2003, our Polymers segment reserve consisted of $2.8 million related to the demolition and decommissioning of our Odessa, Texas styrene manufacturing facility and non-cancelable lease costs.

11.   Asset Retirement Obligations

        We recognize asset retirement obligations in the period in which they are incurred. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Upon initial adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," we identified certain legal obligations with indeterminate settlement dates; therefore, the fair value of these obligations could not be reasonably estimated and we did not record a liability. On December 31, 2005, we adopted FIN 47. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

        Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs and asbestos abatement costs. We are legally required to perform capping and closure and post-closure care on the landfills and asbestos abatement on certain of our premises. In accordance with SFAS No. 143 and FIN 47, for each landfill and premise containing asbestos we recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset.

        The following table describes changes to our asset retirement obligation liability (dollars in millions):

	2005	2004
Asset retirement obligation at the beginning of the year	$7.2	$—
Liabilities incurred	—	6.7
Accretion expense	0.5	0.5
FIN 47 net transition adjustment	38.9	—

Asset retirement obligation at the end of the year	$46.6	$7.2

        The cumulative effect of adopting FIN 47 resulted in an after-tax charge to earnings of $31.7 million (net of income taxes of $4.8 million), or $0.14 diluted loss per share for the year ended December 31, 2005. The pro forma effects of the application of FIN 47 as if the statement had been adopted on January 1, 2003 (instead of on December 31, 2005) are presented below (pro forma amounts assuming the accounting change is applied retroactively, net of tax) (dollars in millions):

	Year Ended December 31,
	2005	2004	2003
Income (loss) from continuing operations, as reported	$37.0	$(219.9)	$(317.2)
Pro forma adjustments:
Depreciation expense	(0.3)	(0.3)	(0.3)
Accretion expense	(3.0)	(2.8)	(2.6)

Income (loss) from continuing operations, pro forma	$33.7	$(223.0)	$(320.1)

Pro forma basic and diluted loss from continuing operations, per share	$(0.04)	$(1.41)	$(1.79)

        The pro forma asset retirement obligation liability balances as if FIN 47 had been adopted on January 1, 2003 (instead of on December 31, 2005) were as follows (dollars in millions):

	2005	2004
Liability for asset retirement obligations at beginning of period	$43.1	$33.1
Liability for asset retirement obligations at end of period	46.6	43.1

12.   Other Noncurrent Liabilities

        Other noncurrent liabilities consisted of the following (dollars in millions):

	December 31,
	2005	2004
Pension liabilities	$380.8	$437.1
Other postretirement benefits	129.9	90.0
Environmental accruals	18.1	27.4
Notes payable to affiliates	—	29.9
Restructuring, impairment and plant closing costs	23.1	30.9
Fair value of derivatives	—	8.3
Asset retirement obligation	46.6	7.2
Other noncurrent liabilities	171.7	126.3

Total	$770.2	$757.1

13.   Securitization of Accounts Receivable

        Under our accounts receivable securitization program ("A/R Securitization Program"), we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance of commercial paper and medium-term notes by the Receivables Trust.

        As of December 31, 2005 and 2004, the Receivables Trust had approximately $192.2 million and $208.4 million, respectively, in U.S. dollar equivalents in medium-term notes outstanding and approximately $110.1 million in U.S. dollar equivalents and nil, respectively in commercial paper outstanding. The medium-term notes have a scheduled maturity date of September 15, 2006 with the scheduled amortization period commencing June 30, 2005. Our commercial paper facility provides for the issuance of both euro- and U.S. dollar-denominated commercial paper up to a U.S. dollar equivalent of $175 million of which $125 million is committed through June 30, 2007 and $50 million is committed through September 30, 2006. Our A/R Securitization Program is currently our cheapest form of borrowing within our capital structure. As of December 31, 2005, the weighted average interest rate for the medium term notes and commercial paper combined was approximately 3.5%.

        As of December 31, 2005 and 2004, our retained interest in receivables (including servicing assets) subject to the program was approximately $164 million and $328 million, respectively. The value of the retained interest is subject to credit and interest rate risk. For the years ended December 31, 2005, 2004 and 2003, new sales of accounts receivable sold into the program totaled approximately $5,585 million, $5,071 million and $2,773 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled $5,589 million, $5,017 million and $2,794 million, respectively. Servicing fees received during the years ended December 31, 2005, 2004 and 2003 were approximately $6 million, $6 million and $3 million, respectively.

        We incur losses on the A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. For the years ended December 31, 2005, 2004 and 2003, losses on the A/R Securitization Program were $10.7 million, $15.6 million and $20.4 million, respectively. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the A/R Securitization Program were nil, a loss of $2.4 million and a loss of $13.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of each of December 31, 2005 and 2004, the fair value of the open forward currency contracts was nil.

        The key economic assumptions used in valuing the residual interest are presented below:

December 31,
	2005	2004
Weighted average life (in days)	35 to 40	35 to 40
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (weighted average life)	Less than 1%	Less than 1%

        A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2005 and 2004 were $22.5 million and $12.1 million, respectively.

14.   Long-Term Debt

        Long-term debt outstanding as of December 31, 2005 and 2004 was as follows (dollars in millions):

	December 31,
	2005	2004
New Credit Facilities:
Term Loan B	$2,099.3	$—
Former HI Credit Facilities:
Term Loan B	—	1,314.1
Former HLLC Credit Facilities:
Term Loan B	—	715.0
Revolving Facility	—	125.0
2010 Secured Notes	293.6	451.1
2009 Senior Notes	454.7	456.0
2011 Senior Floating Rate Notes	100.0	100.0
2012 Senior Fixed Rate Notes	198.0	300.0
Subordinated Notes	1,145.2	1,242.0
Former HLLC Subordinated Notes	—	59.3
Huntsman Specialty Subordinated Note	—	101.2
Subordinated note- affiliate	—	40.9
HIH Senior Discount Notes	—	494.7
Australian Credit Facilities	63.8	59.2
HPS (China) debt	42.6	10.4
AdMat Senior Secured Notes	—	348.6
HMP Senior Discount Notes	—	411.9
Fair Value adjustment of HIH debt	—	9.6
Other	60.7	60.5

Total debt	$4,457.9	$6,299.5

Current portion	44.6	37.5
Long-term portion	4,413.3	6,221.1
Long-term debt- affiliate	—	40.9

Total debt	$4,457.9	$6,299.5

        During 2005, we completed a series of transactions designed to simplify our consolidated group's financing and public reporting structure, to reduce our cost of borrowings and to facilitate other organizational efficiencies. On February 16, 2005, we completed our initial public offering of common and mandatory preferred stock that resulted in approximately $1.5 billion in net proceeds, substantially all of which were used to repay indebtedness. On August 16, 2005, we completed the HLLC Merger and on December 20, 2005 we completed the AdMat Minority Interest Transaction. As a result of these transactions, we now operate all of our businesses through HI and substantially all of our debt obligations are obligations of HI and/or its subsidiaries.

Subsidiary Debt

        With the exception of our guarantee of certain debt of HPS, our consolidated Chinese splitting joint venture, and certain indebtedness incurred from time to time to finance directors and officers insurance premiums as discussed in "—Other Debt" below, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries, and such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries respective operations.

Credit Facilities

        On August 16, 2005, in connection with the HLLC Merger, we repaid HI's senior secured credit facilities, Huntsman LLC's senior secured credit facilities and a subordinated note (the "Huntsman Specialty Subordinated Note) with available cash and with the proceeds of a new senior credit facility (the "Senior Credit Facilities"). On December 20, 2005, in connection with the AdMat Minority Interest Transaction, we increased the U.S. dollar term loan B under the Senior Credit Facilities by $350 million. On each of September 19, 2005 and December 30, 2005, we voluntarily prepaid approximately $50 million in U.S. dollar equivalents on term loan B under the Senior Credit Facilities. As of December 31, 2005, the Senior Credit Facilities consisted of (i) a $650 million revolving facility (the "Revolving Facility"), (ii) a $1,986.5 million term loan B facility (the "Dollar Term Loan"), and (iii) a €95.3 million (approximately $113 million) euro term loan B facility (the "Euro Term Loan," and collectively with the Dollar Term Loan, the "Term Loans").

        As of December 31, 2005, there were no borrowings outstanding under the Revolving Facility. At our option, the Revolving Facility bears interest at a rate equal to: (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.25% and 1.75% depending upon the most recent leverage ratio, or (ii) a prime-based rate plus an applicable margin ranging between 0.25% and 0.75% depending upon the most recent leverage ratio. As of December 31, 2005, borrowings under the Revolving Facility bear interest at LIBOR plus 1.75%. The Revolving Facility matures in 2010; provided that the maturity of the Revolving Facility will accelerate if we do not repay all but $100 million of our outstanding debt securities at least three months prior to the maturity of those securities. As of December 31, 2005, we had $32.5 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility.

        At our option, the Term Loans bear interest at a rate equal to: (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.50% and 2.00% depending upon the loan currency and the most recent leverage ratio, or (ii) a prime-based rate plus an applicable margin ranging between 0.50% and 0.75% depending upon the loan currency and the most recent leverage ratio. As of December 31, 2005, borrowings under the Dollar Term Loan bear interest at LIBOR plus 1.75% and borrowings under the Euro Term Loan bear interest at LIBOR plus 2.00%. Each of the Dollar Term Loan and the Euro Term Loan matures in 2012; provided that the maturity of the Term Loans will accelerate if we do not repay all but $100 million of our outstanding debt securities at least three months prior to the maturity of those securities. The Dollar Term Loan and the Euro Term Loan each require amortization payments of 1% annually.

        As of December 31, 2005, the weighted average interest rate on the Senior Credit Facilities was approximately 6.0%, excluding the impact of interest rate hedges.

        Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (the "Guarantors") and are secured by a first priority lien (generally shared with the holders of the 2010 Secured Notes (as defined below)) on substantially all of our domestic property, plant and equipment, the stock of all of HI's material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between our various subsidiaries.

        The credit agreements governing the Senior Credit Facilities contain financial covenants typical for these types of agreements, including a minimum interest coverage ratio, a maximum debt-to-EBITDA ratio and a limit on capital expenditures. The credit agreements also contain customary restrictions on our ability to incur liens, incur additional debt, merge or sell assets, pay dividends, prepay other indebtedness, make investments or engage in transactions with affiliates, and other customary restrictions and default provisions.

Secured Notes

        On August 16, 2005, in connection with the HLLC Merger, HI entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 (the "2010 Secured Notes"). As of December 31, 2005, HI had outstanding $296.0 million aggregate principal amount ($293.6 million book value and $455.4 million original aggregate principal amount) of the 2010 Secured Notes, which are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. In connection with our initial public offering of common and preferred stock, we used proceeds to redeem $159.4 million of aggregate principal amount of the 2010 Secured Notes. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the Senior Credit Facilities as described above (other than capital stock of HI's subsidiaries), shared equally with the lenders on the Senior Credit Facilities, subject to certain intercreditor arrangements.

        The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2010 Secured Notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

        On December 20, 2005, in connection with the AdMat Minority Interest Transaction, we redeemed all of AdMat's outstanding $250 million 11% senior secured fixed rate notes due 2010 and paid $35.6 million in call premiums. Also during 2005, we redeemed all of AdMat's remaining $100.0 million secured floating rate notes due 2008 and paid $6.0 million in call premiums. The $250 million of AdMat secured fixed rate notes bore a per annum fixed rate of interest of 11%, and the AdMat secured floating rate notes bore interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. The AdMat floating rate notes were issued with an original issue discount of 2.0%.

Senior Notes

        As of December 31, 2005, we had outstanding $450.0 million aggregate principal amount ($455.0 million book value) 9.875% senior notes due 2009 that were issued at a premium (the "2009 Senior Notes"). The 2009 Senior Notes are unsecured obligations. Interest on the 2009 Senior Notes is payable semiannually in March and September and these notes are redeemable after March 1, 2006 at 104.937% of the original aggregate principal amount thereof, declining ratably to par on and after March 1, 2008.

        As of December 31, 2005, we had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior unsecured fixed rate notes due 2012 (the "2012 Senior Fixed Rate

Notes") and $100.0 million senior unsecured floating rate notes due 2011 (the "2011 Senior Floating Rate Notes"). These notes were previously obligations of Huntsman LLC. In connection with the HLLC Merger, on August 16, 2005, HI entered into supplemental indentures under which it assumed the obligations of the 2012 Senior Fixed Rate Notes and the 2011 Senior Floating Rate Notes. In connection with our initial public offering of common and preferred stock, we used proceeds to repay $102.0 million of aggregate principal amount of the 2012 Senior Fixed Rate Notes. Interest on the 2012 Senior Fixed Rate Notes is payable semiannually in January and July of each year. Interest on the 2011 Senior Floating Rate Notes is at LIBOR plus 7.25% (11.4% as of December 31, 2005) and is payable quarterly in January, April, July and October of each year. The 2012 Senior Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The 2011 Senior Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. At any time prior to July 15, 2007 we may redeem up to 40% of the original aggregate principal amount of the 2012 Senior Fixed Rate Notes at a redemption price of 111.5% with proceeds of a qualified equity offering. At any time prior to July 15, 2006 we may redeem up to 40% of the original aggregate principal amount of the 2011 Senior Floating Rate Notes with the proceeds of a qualified equity offering at a redemption price equal to the par value plus LIBOR plus 7.25%.

        The indentures governing the 2009 Senior Notes, the 2012 Senior Fixed Rate Notes and the 2011 Senior Floating Rate Notes contain covenants, among other things, relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

Subordinated Notes

        As of December 31, 2005, HI had outstanding $175 million 7.375% senior subordinated notes due 2015 and €135 million ($159.8 million) 7.5% senior subordinated notes due 2015 (collectively, the "2015 Subordinated Notes"). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. In addition, at any time prior to January 1, 2008, we may redeem up to 40% of the original aggregate principal amount of the $175 million and €135 million 2015 Subordinated Notes at redemption prices of 107.375% and 107.5%, plus accrued and unpaid interest, respectively, with the proceeds of a qualified equity offering. Under the terms of a registration rights agreement among HI, the Guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Under the terms of the registration rights agreement, because we did not complete the exchange offer by this date, we are required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increases by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of December 31, 2005, we were paying an additional 0.50% on the 2015 Subordinated Notes.

        As of December 31, 2005, HI also had outstanding $366.1 million ($600 million original aggregate principal amount) and €372.0 million ($440.4 million) (€450 million original aggregate principal amount) 10.125% senior subordinated notes due 2009 (the "2009 Subordinated Notes" and, together with the 2015 Subordinated Notes, the "Subordinated Notes"). As of December 31, 2005, the 2009 Subordinated Notes have an unamortized premium of $3.8 million and are redeemable at 103.375% of the principal amount thereof, which declines to 101.688% on July 1, 2006 and to par on and after July 1, 2007.

        As of December 31, 2005, HI had outstanding a combined total of $541.1 million and €507.0 million ($600.3 million) Subordinated Notes, plus $3.8 million of unamortized premium. The

Subordinated Notes are unsecured and interest is payable semiannually in January and July of each year.

        The Subordinated Notes contain, among other things, covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing these notes also contain change of control provisions requiring us to offer to repurchase the notes upon a change of control.

        Immediately prior to the HLLC Merger, we funded the redemption of Huntsman LLC's outstanding 9.5% senior subordinated notes due 2007 and Huntsman LLC's senior subordinated floating rate notes due 2007, which together had an aggregate outstanding principal amount of approximately $59.3 million. The redemption was completed on September 1, 2005.

        On August 16, 2005, in connection with the HLLC Merger, we repaid, in full, the Huntsman Specialty Subordinated Note which had an aggregate principal amount of $106.6 million and bore interest at 7.0%.

Senior Discount Notes

        On June 30, 1999, HIH issued senior discount notes ("HIH Senior Discount Notes") and senior subordinated discount notes (the "HIH Senior Subordinated Discount Notes" and, collectively with the HIH Senior Discount Notes, the "HIH Discount Notes") to ICI with initial stated values of $242.7 million and $265.3 million, respectively. The HIH Discount Notes were due December 31, 2009. Prior to redemption, interest on the HIH Senior Discount Notes and the HIH Senior Subordinated Discount Notes accrued at 13.375% and 13.125%, respectively, per annum and was paid in kind. During the first quarter of 2005, we redeemed, in full, $505.6 million of accreted value of the HIH Senior Discount Notes and paid call premiums of approximately $33.8 million. In order to make this redemption, we used proceeds from our initial public offering in the amount of $504.4 million and received $35.0 million in dividends from HI. In addition, on February 28, 2005, in connection with our initial public offering, HMP contributed the Senior Subordinated Discount Notes at an accreted value of $422.8 million to HIH in exchange for equity in HIH.

        On May 9, 2003, HMP issued units consisting of 15% senior secured discount notes due 2008 (the "HMP Senior Discount Notes") with an accreted value of $423.5 million and warrants to purchase common stock of HMP. On February 28, 2005, we used proceeds from our initial public offering to redeem in full the HMP Senior Discount Notes at an accreted value of $550.0 million, plus a redemption premium of $41.3 million.

Other Debt

        We maintain a $25.0 million multicurrency overdraft facility used for the working capital needs for our European subsidiaries (the "European Overdraft Facility"). As of December 31, 2005 and 2004, there were no borrowings outstanding under the European Overdraft Facility.

        HPS, one of our Chinese MDI joint ventures and our consolidated affiliate, has obtained secured loans for the construction of MDI production facilities near Shanghai, China. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of December 31, 2005, HPS had $19.5 million outstanding in U.S. dollar borrowings and 186 million in RMB borrowings ($23.1 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2005, the interest rate was approximately 5.0% for U.S. dollar borrowings and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning no later than June 30, 2007. The financing is non-recourse to HI but is guaranteed during the construction phase by affiliates of HPS, including us. We have guaranteed

70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS is expected to begin operations at the beginning of the third quarter of 2006.

        Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$87.2 million ($63.8 million) as of December 31, 2005. These facilities are non-recourse to us and bear interest at the Australian index rate plus a margin of 2.9%. As of December 31, 2005, the interest rate for these facilities was 8.6%.

        We finance certain of our insurance premiums. As of December 31, 2005, we had $20.6 million in insurance premium financing, all of which is due in the next 12 months.

        On February 16, 2005, Huntsman LLC paid in full a 15% note payable to an affiliated entity in the amount of $41.6 million.

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Maturities

        The scheduled maturities of our debt by year as of December 31, 2005 are as follows (dollars in millions):

Year ending December 31:
2006	$44.6
2007	84.0
2008	23.9
2009	1,289.2
2010	317.3
Later Years	2,698.9

$4,457.9

        We also have lease obligations accounted for as capital leases which are included in other long-term debt. The scheduled maturities of our commitments under capital leases are as follows (dollars in millions):

Year ending December 31:
2006	$2.3
2007	2.1
2008	2.4
2009	2.7
2010	2.3
Later Years	0.8

Total minimum payments	12.6
Less: amounts representing interest	(4.0)

Present value of minimum lease payments	8.6
Less: current portion of capital leases	(1.9)

Long-term portion of capital leases	$6.7

        In connection with repayment of indebtedness, we recorded a loss on early extinguishment of debt for the years ended December 31, 2005 and 2004 of $322.5 million and $25.6 million, respectively.

15.   Fair Value of Financial Instruments

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in Millions)
Non-qualified employee benefit plan investments	$5.4	$5.4	$4.3	$4.3
Government securities	31.2	31.2	—	—
Long-term debt (including current portion)	4,457.9	4,593.2	6,299.5	6,820.2
Notes receivable from affiliates	3.0	3.0	23.6	23.6

        Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

        The fair value of government securities and non-qualified employee benefit plan investments are estimated using prevailing market prices.

        The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005, and current estimates of fair value may differ significantly from the amounts presented herein.

16.   Derivative Instruments and Hedging Activities

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We manage interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain credit agreements.

        All derivatives, whether designed in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We have also participated in some derivatives that were classified as non-designated derivative instruments and we hedge our net investment in certain European operations. Changes in the fair value of any non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

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

        We may purchase both interest rate swaps and interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. When we enter into collars, the collars entitle us to receive from the counterparties (major banks) the amounts, if any, by which our interest payments on certain of our floating-rate borrowings exceed a certain rate, and require us to pay to the counterparties (major banks) the amount, if any, by which our interest payments on certain of our floating-rate borrowings are less than a certain rate.

        Interest rate contracts were recorded as a component of other non-current liabilities as of December 31, 2005 and 2004. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, with any ineffectiveness recorded in interest expense.

        As of December 31, 2005 and 2004, we had entered into various types of interest rate contracts to manage our interest risk on our long-term debt as indicated below (dollars in millions):

	2005	2004
Notional amount	$83.3	$184.3
Fair value
Cash flow hedges	—	(2.0)
Non-designated derivatives	0.4	(1.2)
Maturity	2006-2010	2005-2007

        For the year ended December 31, 2005 and 2004, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities is indicated below:

	2005	2004
Balance at January 1	$5.2	$15.7
Current period change in fair value	(1.9)	(10.9)
Reclassifications to earnings	(1.2)	0.4

Balance at December 31	$2.1	$5.2

        During the next twelve months ending December 31, 2006, approximately $2.0 million is expected to be reclassified from accumulated other comprehensive loss to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions.

        We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

Commodity Price Hedging

        As of December 31, 2005, there were no cash flow commodity price hedging contracts in place. As of December 31, 2004, there was $0.1 million included in other current assets and accrued liabilities related to cash flow commodity price hedging contracts recorded in other current assets and other comprehensive income.

        As of December 31, 2005, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $0.4 million in other current liabilities and as a $0.8 million increase in inventory. As of December 31, 2004, commodity price hedging contracts designated as fair value hedges are included in the balance sheet as $1.5 million in other current assets and a $1.8 million decrease in inventory.

        Commodity price contracts not designated as hedges are reflected in the balance sheet as $2.0 million and $0.2 million in other current assets and liabilities, respectively, as of December 31, 2005 and as $5.6 million and $1.8 million in other current assets and liabilities, respectively, as of December 31, 2004.

        During the year ended December 31, 2005 we recorded a decrease of $2.2 million and, for the years ended December 31, 2004 and 2003, we recorded an increase of $2.4 million and $1.2 million, respectively, related to changes in cost of goods sold related to net gains and losses from settled contracts, net gains and losses in fair value price hedges, and the change in fair value on commodity price hedging contracts not designated as hedges.

Foreign Currency Rate Hedging

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of December 31, 2005 and 2004 and for the year ended December 31, 2005, 2004 and 2003 the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts was not significant.

Net Investment Hedging

        As of December 31, 2005, excluding the cross-currency interest rate swaps discussed below, we have designated approximately €330 million of our euro-denominated debt as a hedge of our net investments in foreign subsidiaries. Currency effects of net investment hedges produced a gain of $55.0 million, a loss of $51.5 million and a loss of $93.6 million in other comprehensive income (loss) (foreign currency translation adjustments) for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, there was a cumulative net loss of approximately $133.5 million and $188.5 million, respectively.

        We have outstanding cross-currency interest rate swaps of fixed rate debt. We entered into these swaps with various financial institutions in order to more effectively hedge our overall underlying euro long-term net asset and euro cash flow exposures. In the aggregate, we agreed to swap $175.0 million of 7.375% fixed rate debt for €132.4 million of 6.63% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 6.63% on €132.4 million of principal and will receive fixed rate interest at an annual rate of 7.375% on $175 million of principal through January 1, 2010. At maturity on January 1, 2010, HI is required to pay principal of €132.4 million and will receive principal of $175.0 million. Interest installments are paid semiannually on January 1 and July 1 of each year beginning July 1, 2005 through maturity. The swap is designated as a net investment hedge. As of December 31, 2005, the fair value of this swap was $15.0 million and recorded in the balance sheet in other noncurrent assets. The fair value as of December 31, 2004 was a liability of $8.0 million recorded in other noncurrent liabilities.

        In another swap transaction, we agreed to swap $31.3 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. As a result, we will pay fixed rate interest at an annual rate of 9.4% on €25.0 million of principal and will receive fixed rate interest of 11.0% on $31.3 million of principal through July 15, 2007. At maturity, July 15, 2007, we are required to pay principal of €25.0 million and will receive principal of $31.3 million. Interest installments are paid semiannually on January 15 and July 15 of each year, beginning July 15, 2005 through maturity. The swap is not designated as a hedge for reporting purposes. As of December 31, 2005, the fair value of this was $2.0 million and recorded in other noncurrent assets in the balance sheet. For the year ended December 31, 2005, this swap decreased interest expense by $0.3 million.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans (as defined below) are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that we may designate as permanent because they are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans, and, during the year ended December 31, 2005, we have increased the amount of our Permanent Loans.

17.   Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

        Our employees participate in a trusteed, non-contributory defined benefit pension plan (the "Plan") that covers substantially all of our full-time U.S. employees. Effective July 1, 2004, the Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance plan. For represented employees, participation in the cash balance plan is subject to the terms of negotiated contracts. Between July 1, 2004 and September 1, 2005, thirteen collectively bargained units had negotiated to participate. For participating employees, benefits accrued under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on the ongoing pension expense.

        We sponsor defined benefit plans in a number of countries outside of the U.S. The availability of these plans, and their specific design provisions, are consistent with local competitive practices and regulations.

        We also sponsor two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.

        In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") to a sponsor of a postretirement health care plan. On July 1, 2004 we adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced our non-pension postretirement accumulated benefit obligation by approximately $4.7 million, which has been recognized as a change in our unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the year ended December 31, 2004 by approximately $0.5 million.

        In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.9 million, of $4.0 million ($0.02 decrease in loss per share) recorded in the year ended December 31, 2005. The pro forma impact of changing this accounting policy is to reduce net loss by approximately $0.2 million ($0.00 per share) and $6.9 million ($0.03 per share), respectively, for the years ended December 31, 2004 and 2003.

        The following table sets forth the changes in funded status of the plans and the amounts recognized in the consolidated balance sheets during 2005 and 2004 (dollars in millions). The measurement date of the plans was November 30 in 2005 and December 31 in 2004.

	Defined Benefit Pension Plans				Other Postretirement Benefit Plans
	2005		2004		2005		2004
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$489.5	$2,020.7	$483.2	$1,658.3	$126.9	$4.3	$140.8	$4.2
Adjustment due to change in measurement date	(2.1)	(11.5)	—	—	(0.2)	—	—	—
Service cost	30.6	48.3	19.0	45.1	4.1	—	3.3	—
Interest cost	36.0	90.3	30.7	86.9	9.3	0.2	7.5	0.3
Participant contributions	—	5.8	—	5.2	—	—	—	—
Plan amendments	(21.4)	(15.4)	(58.8)	(0.3)	(8.3)	—	—	—
Exchange rate changes	—	(242.3)	—	155.5	—	0.2	—	—
Divestitures/acquisitions	—	0.3	—	—	—	—	—	—
Settlements/transfers	—	(2.7)	—	(1.2)	—	—	—	—
Other	—	(0.3)	—	3.3	—	—	—	—
Curtailments	—	(2.6)	—	(1.3)	—	—	—	(0.1)
Special termination benefits	—	11.4	—	10.7	—	—	—	—
Actuarial (gain)/loss	13.2	108.5	39.1	126.4	(0.4)	0.4	(15.8)	0.3
Consolidation of Rubicon	116.4	—	—	—	34.2	—	—	—
Benefits paid	(36.8)	(69.3)	(23.7)	(67.9)	(9.7)	(0.3)	(8.9)	(0.4)

Benefit obligation at end of year	$625.4	$1,941.2	$489.5	$2,020.7	$155.9	$4.8	$126.9	$4.3

Change in plan assets
Fair value of plan assets at beginning of year	$297.9	$1,607.4	$257.8	$1,345.1	$—	$—	$—	$—
Adjustment due to change in measurement date	(8.8)	(8.8)	—	—	—	—	—	—
Actual return on plan assets	36.5	236.1	34.9	149.3
Adjustments to opening value	—	—	—	(4.3)	—	—	—	—
Exchange rate changes	—	(199.9)	—	125.2	—	—	—	—
Divestitures/acquisitions	—	0.2	—	—	—	—	—	—
Participant contributions	—	5.8	—	5.2	—	—	—	—
Other	—	4.3	—	(2.3)	—	—	—	—
Administrative expenses	—	(1.3)	—	(0.8)	—	—	—	—
Company contributions	50.8	55.8	28.9	59.0	9.7	0.3	8.9	0.4
Settlements/transfers	—	(3.9)	—	(1.1)	—	—
Consolidation of Rubicon	77.4	—	—	—	—	—	—	—
Benefits paid	(36.8)	(69.3)	(23.7)	(67.9)	(9.7)	(0.3)	(8.9)	(0.4)

Fair value of plan assets at end of year	$417.0	$1,626.4	$297.9	$1,607.4	$—	$—	$—	$—

Funded status
Funded status	$(208.4)	$(314.8)	$(191.6)	$(413.3)	$(155.9)	$(4.8)	$(126.9)	$(4.3)
Unrecognized net actuarial loss	153.3	318.3	114.6	416.0	55.4	1.4	57.8	1.1
Unrecognized prior service cost	(68.3)	(6.5)	(52.3)	5.6	(26.9)	—	(17.8)	—
Unrecognized net transition obligation	2.8	2.5	3.9	3.3	—	0.2	—	0.2
Contributions paid December 1 through December 31	3.3	3.7	—	—	0.7	—	—	—

Accrued benefit cost	$(117.3)	$3.2	$(125.4)	$11.6	$(126.7)	$(3.2)	$(86.9)	$(3.0)

Amounts recognized in balance sheet:
Accrued benefit cost recognized in accrued liabilities and other noncurrent liabilities	$(185.8)	$(216.8)	$(173.6)	$(286.6)	$(126.7)	$(3.2)	$(86.9)	$(3.0)
Prepaid pension costs	1.0	148.0	0.8	207.4	—	—	—	—
Intangible asset	3.7	3.7	4.1	2.8	—	—	—	—
Accumulated other comprehensive income	63.8	68.3	43.3	88.0	—	—	—	—

Accrued benefit cost	$(117.3)	$3.2	$(125.4)	$11.6	$(126.7)	$(3.2)	$(86.9)	$(3.0)

        Components of the net periodic benefit costs for the years ended December 31, 2005, 2004 and 2003 are as follows (dollars in millions):

	Defined Benefit Pension Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003
Service cost	$30.6	$19.0	$14.2	$48.3	$45.1	$27.2
Interest cost	36.0	30.7	26.0	90.3	86.9	46.6
Expected return on assets	(31.1)	(22.1)	(18.1)	(105.8)	(96.4)	(49.0)
Amortization of transition obligation	1.1	1.1	1.1	0.7	0.7	0.6
Amortization of prior service cost	(4.0)	1.0	0.9	(1.2)	0.5	0.4
Amortization of actuarial loss	7.4	4.8	0.9	15.4	5.8	15.1
Curtailment gain	—	—	—	(1.2)	—	—
Settlement loss	—	—	—	1.3	—	—
Special termination benefits	—	—	—	11.4	4.7	—

Net periodic benefit cost	$40.0	$34.5	$25.0	$59.2	$47.3	$40.9

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003
Service cost	$4.1	$3.3	$3.3	$—	$—	$—
Interest cost	9.3	7.5	8.2	0.2	0.3	0.2
Amortization of prior service cost	(2.4)	(1.9)	(0.3)	—	—	—
Amortization of actuarial loss	3.3	3.5	2.8	0.1	0.1	0.1

Net periodic benefit cost	$14.3	$12.4	$14.0	$0.3	$0.4	$0.3

        The following assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic benefit cost for the year:

	Defined Benefit Pension Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003
Projected benefit obligation:
Discount rate	5.75%	5.75%	6.00%	4.61%	4.85%	5.30%
Rate of compensation increase	3.90%	4.00%	4.00%	3.33%	3.65%	3.51%
Net periodic benefit cost:
Discount rate	5.75%	6.00%	6.75%	4.85%	5.30%	5.49%
Rate of compensation increase	4.00%	4.00%	4.00%	3.65%	3.51%	3.76%
Expected return on plan assets	8.25%	8.25%	8.25%	7.06%	7.11%	7.29%
	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2005	2004	2003	2005	2004	2003
Projected benefit obligation:
Discount rate	5.71%	5.75%	6.00%	5.00%	5.77%	6.25%
Rate of compensation increase	3.90%	4.00%	4.00%	3.33%	3.65%	3.51%
Net periodic benefit cost:
Discount rate	5.75%	6.00%	6.75%	5.77%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	3.65%	3.51%	3.76%

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. Plans		Non U.S. Plans
	2005	2004	2005	2004
Projected benefit obligation	$625.4	$489.9	$1,430.5	$1,415.9
Accumulated benefit obligation	604.9	468.3	1,220.8	1,113.4
Fair value of plan assets	417.0	297.9	1,089.6	998.7

        Expected future contributions and benefit payments are as follows for the U.S. and non U.S. plans (dollars in millions):

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
2006 expected employer contributions:
To plan trusts	$100.4	$13.1
To plan participants	6.3	0.4
Expected benefit payments:
2006	$98.2	$13.1
2007	94.9	13.4
2008	99.4	13.4
2009	103.7	13.6
2010	107.9	13.7
2011-2015	606.9	71.4

        In 2005, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 9% decreasing to 5% after 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A 1% change in assumed health care cost trend rates would have the following effects (dollars in millions):

Asset category	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total of service and interest cost	$0.5	$(0.4)
Effect on postretirement benefit obligation	4.7	(4.5)

        The asset allocation for our pension plans at the end of 2005 and 2004 and the target allocation for 2006, by asset category, follows. The fair value of plan assets for these plans was $2,043.4 million at the end of 2005. Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long term rate of return on these assets is estimated to be between 7.06% to 8.25%.

Asset category	Target Allocation 2005	Allocation at December 31, 2005	Allocation at December 31, 2004
U.S. pension plans:
Large Cap Equities	30%	31%	29%
Small/Mid Cap Equities	20%	19%	22%
International Equities	15%	16%	16%
Fixed Income	20%	17%	18%
Real Estate/Other	15%	14%	14%
Cash	0%	3%	1%

Total U.S. pension plans		100%	100%

Non-U.S. pension plans:
Equities	59%	60%	61%
Fixed Income	37%	35%	34%
Real estate	3%	4%	3%
Cash	1%	1%	2%

Total non-U.S. pension plans		100%	100%

        Equity securities in our pension plans did not include any equity securities for us or our affiliates at the end of 2005.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced based upon market opportunities and the consideration of transactions costs. Our strategy with respect to pension assets is to pursue an investment plan that, over the long term is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan's ability to meet currently committed obligations.

Defined Contribution Plans

        We have a money purchase pension plan covering substantially all of our domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        We also have a salary deferral plan covering substantially all domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation.

        Coincident with the introduction of the cash balance formula within our defined benefit pension plan, the money purchase pension plan was closed to new hires. At the same time, the company match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant's compensation, once the participant has achieved six years of service with the Company.

        Our total combined expense for the above defined contribution plans for the years ended December 31, 2005, 2004, and 2003 was approximately $15.9 million, $20.7 million, and $17.3 million, respectively.

Supplemental Salary Deferral Plan and Supplemental Executive Retirement Plan

        The Huntsman Supplemental Savings Plan ("SSP") is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986 ("Section 409A").

        The Huntsman Supplemental Executive Retirement Plan (the "SERP") is an unfunded nonqualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan. On December 23, 2005, the SERP was amended and restated for four purposes: (1) to transfer certain liabilities related to benefits for eligible executive employees to the newly-established Huntsman Supplemental Executive MPP Plan (the "SEMPP"), (2) to reflect a change in the benefit formula in the Huntsman Defined Benefit Pension Plan, (3) to provide for the merger of the Polyurethanes Executive Pension Plan and the Polyurethanes Excess Benefit Plan (each an unfunded nonqualified pension plan) into the SERP, and (4) to allow eligible executive employees to comply with Section 409A. The effective date of the amendment and restatement of the SERP with respect to items (1) - (3) is July 1, 2004 because each of these items relates to the amendment of the Huntsman Defined Benefit Pension Plan which was effective on such date. The effective date of the amendment and restatement of the SERP with respect to item (4) is January 1, 2005 in accordance with Section 409A.

        Assets of these plans are included in other assets and were $5.3 million and $4.3 million at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, 2004 and 2003, we expensed $0.5 million, $0.5 million and $1.1 million for the SSP and SERP, respectively.

Stock-based Incentive Plan

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards ("Awards") to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 21,590,909 shares of common stock may be delivered pursuant to the Awards under the Stock Incentive Plan. See "Note 23. Stock-Based Compensation Plans."

International Plans

        International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other long-term liabilities.

18.   Income Taxes

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Income tax expense (benefit):
U.S.
Current	$1.5	$11.1	$8.4
Deferred	(19.1)	(2.2)	(12.8)
Non-U.S.
Current	25.1	24.3	26.0
Deferred	16.0	(62.3)	9.2

Total	$23.5	$(29.1)	$30.8

        The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision (benefit) for income taxes (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Income (loss) from continuing operations before income taxes, minority interests and accounting changes	$62.2	$(241.8)	$(287.9)

Expected expense (benefit) at U.S. statutory rate of 35%	$21.8	$(84.6)	$(100.8)
Change resulting from:
State taxes (benefit) net of federal benefit	(2.3)	2.6	(5.6)
Effects of non-U.S. operations and tax rate differential	8.5	(37.4)	(1.5)
Equity method of accounting	—	—	5.2
Incremental U.S. tax on non-U.S. income	18.1	28.4	1.6
Effect of AdMat consolidation transaction	88.4	—	—
Change in valuation allowance	(113.4)	69.7	123.9
Other—net	2.4	(7.8)	8.0

Total income tax expense (benefit)	$23.5	$(29.1)	$30.8

        The components of income (losses) from continuing operations before income taxes, minority interests and accounting changes were as follows (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Loss before income taxes:
U.S.	$(111.3)	$(155.4)	$(200.1)
Non-U.S.	173.5	(86.4)	(87.8)

Total	$62.2	$(241.8)	$(287.9)

        Subsequent to the AdMat Transaction in June 2003, substantially all non-U.S. operations of AdMat were treated as branches of our Company for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. The pre-tax income in the table above and the preceding U.S. and non-U.S. allocation of the income tax provision by taxing jurisdiction may, therefore, not be directly related.

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

	December 31, 2005	December 31, 2004
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$1,020.6	$1,217.8
Pension and other employee compensation	167.5	150.3
Property, plant & equipment	44.8	69.5
Intangible assets	113.7	190.7
Inventory costing	4.8	—
Other, net	65.4	70.8

Total	1,416.8	1,699.1

Deferred income tax liabilities:
Property, plant & equipment	(881.1)	(959.0)
Pension and other employee compensation	(39.2)	(54.0)
Inventory costing	—	(10.5)
Other, net	(82.5)	(15.8)

Total	(1,002.8)	(1,039.3)

Net deferred tax asset before valuation allowance	414.0	659.8
Valuation allowance	(549.3)	(842.1)

Net deferred tax liability	$(135.3)	$(182.3)

Current tax asset	$31.2	$11.9
Current tax liability	(2.4)	(10.8)
Non-current tax asset	94.2	34.5
Non-current tax liability	(258.3)	(217.9)

Total	$(135.3)	$(182.3)

        As of December 31, 2005, we have U.S. Federal net operating loss carryforwards ("NOLs") of $1,232.0 million. The U.S. NOLs begin to expire in 2018 and fully expire in 2025. We also have NOLs of $1,762.4 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $467.6 million have a limited life and $2.9 million may expire in 2006.

        Included in the $1,762.4 million of non-U.S. NOLs is $930.6 million attributable to AdMat's Luxembourg entities. As of December 31, 2005, there is a valuation allowance of $265.4 million against these net tax-effected NOLs of $279.2 million. Due to the uncertainty surrounding the realization of the benefits of these losses that may result from future dissolution or restructuring of the Luxembourg entities, we continue to reduce the related deferred tax asset with a valuation allowance.

        We are subject to the "ownership change" rules of Section 382 of the Internal Revenue Code. Under these rules, our use of the NOLs could be limited in tax periods following the date of the ownership change. Based upon the existence of significant tax "built-in income" items, the effect of the ownership change rules on the ability to utilize the NOLs is not anticipated to be material.

        We have a valuation allowance against our entire U.S. and a material portion of our non-U.S. net deferred tax assets. We have specific valuation allowances of $2.7 million that, when reversed, will reduce goodwill and other non-current intangibles. During the year ended December 31, 2005, we reversed valuation allowances of $0.8 million, which were used to reduce non-current intangibles. Additionally, included in the deferred tax assets at December 31, 2005 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to stockholders' equity when realized, after all other valuation allowances have been reversed.

        The decrease in valuation allowances between December 31, 2004 and 2005 which is not accounted for in the rate reconciliation is attributable to the following: Foreign currency movements ($81.0 million); adjustments to deferred tax assets (with a full valuation allowance) for tax contingencies ($98.0 million); adjustments to deferred tax assets (with a full valuation allowance) for changes in tax filing positions ($27.0 million); other adjustments to deferred tax assets with a full valuation allowance ($(24.5) million); and movement of net deferred assets unrelated to income or loss from continuing operations and other items ($(2.1) million).

        During the year ended December 31, 2005, included in the $8.5 million "Effects of non-U.S. operations and tax rate differential" above is approximately $8.0 million of non-recurring items including cancellation of debt income that was offset by NOLs (with a full valuation allowance), amounts associated with enacted changes in tax rates, the expiration of tax statute of limitations as well as the establishment of contingency reserves.

        The "Effect of the AdMat Transaction" above is approximately $88.4 million of tax expense fully offset by changes in valuation allowances. The components of the $88.4 million are as follows: $30.7 million associated with loss recapture income related to non-U.S. losses that had previously been deducted for U.S. taxation purposes; $6.2 million associated with current year non-U.S. losses not deducted for U.S. tax purposes; and $51.5 million associated with the write-down of net deferred tax assets, with a full valuation allowance, related to the U.S. taxation of AdMat non-U.S. entities. Effective January 1, 2006, certain of AdMat's non-U.S. operations previously treated as branches will no longer be treated as branches and will only be subject to U.S. taxation on future earnings to the extent those earnings are repatriated. This eliminates current double taxation of non-U.S. earnings that was inherent in the AdMat tax structure.

        On August 16, 2005, HIH and Huntsman LLC were merged with and into HI, which continued in existence as the surviving entity. Prior to the merger, HIH, including HI, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners. A net deferred tax liability was recognized for the excess of the difference in the book and tax investment in the partnership over the difference in the book and tax basis of the net assets of the partnership. After the merger, HI is treated as a corporate subsidiary and subject to U.S. income tax. The basis difference in the investment in the HIH partnership has been reversed, offset by a corresponding change in valuation allowance.

        For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of non-U.S. subsidiaries that are deemed to be permanently invested were $56.5 million at December 31, 2005. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

        As a matter of course, our subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions. We believe adequate provision has been made for all outstanding issues for all open years. Significant judgments and estimates are required in determining the global provision for income taxes, including judgments and estimates regarding the realization of deferred tax assets and the ultimate outcome of tax-related contingencies. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We either recognize a liability, including related interest, or reduce a tax asset, for the anticipated outcome of tax audits. We adjust these amounts in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations in the period in which the change occurs. If our tax positions are ultimately upheld under audits by respective taxing authorities, it is possible that the provision for income taxes in future years may reflect significant favorable adjustments. During 2005, the IRS audit for the years ended 1998 through 2001 was completed, with the exception of two issues as to which we are pursuing an administrative appeal before the IRS. The potential net adjustment to our net operating losses is approximately $200 million. Due to the uncertainty of realization caused by the tax audit, the gross deferred assets have been reduced, offset by a corresponding change in valuation allowance.

        The $19.1 million deferred tax benefit in the U.S. results primarily from recognizing an income tax benefit for losses from continuing operations to the extent income was recorded in other comprehensive income, pursuant to SFAS No. 109, "Accounting for Income Taxes." An offsetting income tax expense was recognized in accumulated other comprehensive income.

19.   Commitments and Contingencies

Purchase Commitments

        We have various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase price for substantially all of these contracts require minimum payments, even if no volume is purchased. Historically, we have not made any minimum payments under such take or pay contracts without taking product.

        Total purchase commitments as of December 31, 2005 are as follows (dollars in millions):

Year ending December 31:
2006	$2,325.6
2007	1,520.1
2008	375.1
2009	125.4
2010	88.7
Thereafter	184.1

$4,619.0

Legal Matters

  Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid approximately $16 million in costs and settlement amounts for Discoloration Claims as of December 31, 2005.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	0	1	1
Claims resolved during period	1	2	2
Claims unresolved at end of period	2	3	4

        During the year ended December 31, 2004, we settled claims for approximately $45 million, approximately $30 million of which was paid by our insurers or ICI and approximately $15 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration Claims. During the year ended December 31, 2005, we settled a claim for approximately $1 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2005 asserted aggregate damages of approximately $63 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2005 for costs associated with unasserted Discoloration Claims.

  Ciba Settlement

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy-out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004. We received additional consideration in the form of modifications to certain operating agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement.

  Environmental Litigation

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

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Claims filed during period	2,104	214	721
Claims resolved during period	2,988	51	0
Claims unresolved at end of period	0	884	721

        All claims filed as of December 31, 2005 have been resolved through dismissal and/or settlement.

        In addition, we have been named as a "premises defendant" in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the year ended December 31, 2005. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases reflects an increase in the number of underlying claims.

        Where the alleged exposure occurred prior to our ownership or operation of the relevant "premises," the prior owners and operators generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner or operator. None of the complaints in these cases state the amount of damages being sought. The prior owner or operator accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our eleven-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners or operators have the intention and ability to continue to honor their indemnities, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner or operator, all of which have been accepted.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Tendered during period	284	94	94
Resolved during period	106	65	51
Unresolved at end of period	576	398	369

        We have never made any payments with respect to these cases. As of December 31, 2005, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Filed during period	55	23	28
Resolved during period	56	42	6
Unresolved at end of period	34	29	48

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $0.1 million, $1 million and $0.2 million in 2005, 2004 and 2003, respectively. The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows: one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period.

        As of December 31, 2005, we had an accrual of $0.9 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity.

  Antitrust Matters

        We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the "Polyether Polyols Cases" in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols Cases are Bayer, BASF, Dow, and Lyondell. Bayer has announced that it has entered into a settlement agreement with the plaintiffs.

        These consolidated cases are in the early stages of class certification discovery. The pleadings of the plaintiffs do not provide specifics about any alleged illegal conduct of the defendants and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possible loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

        In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting the production of documents relating to sales and pricing of TDI, MDI, polyether polyols and related systems. Bayer and Lyondell have announced that they have also been served with subpoenas in this matter. We intend to cooperate fully in this matter.

  Tax Dispute

        In connection with the audit of our income tax returns for the years ended 1998 through 2001, we received a Notice of Proposed Adjustment from the Internal Revenue Service and, in late 2005, we initiated an administrative appeal before the Internal Revenue Service. The potential liability and the potential reduction to our net operating losses have been reserved in our financial statements. For more information on this matter, including the potential net adjustment to our net operating losses, see "Note 18. Income Taxes."

  Other Proceedings

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

Guarantee

        In January 2003, HI entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. Shanghai Isocyanate Investment BV ("SLIC"), our manufacturing joint venture with BASF AG and three Chinese chemical companies, will build three plants to manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is our unconsolidated affiliate. Huntsman Polyurethanes Shanghai Ltd. ("HPS"), our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is our consolidated affiliate.

        On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $229 million in U.S. dollar equivalents. As of December 31, 2005, there were $77.0 million outstanding in U.S. dollar borrowings and 500.0 million in outstanding RMB ($62.0 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning not later than June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

Gain Contingencies

        While the 2005 U.S. Gulf Coast storms did not cause serious structural damage to our facilities, they did cause operational disruptions for us and certain of our suppliers and customers. Some of our products were temporarily negatively impacted by restrictions on the availability of certain raw materials and our business was adversely impacted by logistics and transportation disruptions. Certain of our operations were suspended for much of the fourth quarter of 2005. We are in the process of preparing claims for possible recovery of damages under our insurance policies for property damage and business interruption. We can provide no assurances that we will recover these damages (or the amount of recovery, if any), as such, we have not recorded any receivables from our insurance carriers at December 31, 2005. However, we anticipate obtaining at least a partial recovery, net of insurance deductibles, by the end of 2006.

20.   Environmental, Health and Safety Matters

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2005 and 2004, our capital expenditures for EHS matters totaled $48.9 million and $55.4 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters and unasserted claims. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney's fees to the Texas Attorney General. As of December 31, 2005, we have paid $3.5 million toward the penalty and $0.4 million for the attorney's fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our financial condition, results of operations or cash flows.

        Beginning in the third quarter of 2004 and extending through December 2005, we have received notifications of approximately eight separate enforcement actions from the Texas Commission on Environmental Quality ("TCEQ") for alleged violations related to air emissions at our Port Neches or our Port Arthur plant. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. TCEQ has made individual proposals to us to resolve four of the notices of alleged violation for approximately $0.1 million each. TCEQ has also made a proposal to resolve one of the remaining notices, addressing upset emissions at Port Neches, for $0.2 million. TCEQ has not made a penalty proposal for two other notices, and the final notice is seeking a penalty of less than $5,000. Final resolution of these matters is subject to negotiation between us and TCEQ. We do not believe that the resolution of these matters will result in the imposition of costs material to our financial condition, results of operations or cash flows.

        By letter dated September 13, 2005, the Tamil Nadu Pollution Control Board (the "TNPCB") issued an Order in follow-up to a Show Cause notice dated June 30, 2005 requiring a manufacturing facility of Petro Araldite Private Limited, a subsidiary of AdMat in Chennai, India, to close for one week and to submit an action plan and timeline to reduce chemical oxygen demand in its wastewater effluent. The facility complied with the order and submitted an action plan to the TNPCB, which has been accepted pending installation of assets to remedy the issue. A consent order renewal was subsequently issued covering the period through March 31, 2006. The proposed changes are being installed and we expect these modifications to resolve the current issues with the TNPCB. Ultimately, if the asset modifications do not resolve the effluent issue, or the TNPCB believes the plan or its implementation is inadequate, the TNPCB has the power to take further enforcement action, including shutting down the facility for a longer period or permanently, initiating criminal sanctions or imposing fines. Nevertheless, we believe that the investments in progress will fully resolve this matter. If they do not, however, the ultimate resolution will not have a material impact on our financial position, results of operations or cash flows.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

        We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and other third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third party claims to result in a material liability to us.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. On a consolidated basis, we have accrued approximately $25 million and $35 million for environmental liabilities as of December 31, 2005 and 2004, respectively. Of these amounts, approximately $7 million and $8 million are classified as accrued liabilities on our consolidated balance sheets as of December 31, 2005 and 2004, respectively, and approximately $18 million and $27 million are classified as other noncurrent liabilities on our consolidated balance sheets as of December 31, 2005 and 2004, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

        In October 2003, the European Commission ("EC") adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. On November 17, 2005, the European Parliament completed its first reading of the EC-drafted REACH legislation. Ministers from EU's 25 member states (sitting as the Council) finalized their own position on the text on December 13, 2005, paving the way for final agreement between Parliament and the Council in late 2006 and for REACH to become law in early 2007. As proposed, REACH would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require expenditures by us. As currently envisioned, REACH would take effect in three primary stages over eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still in development.

MTBE Developments

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. The use of MTBE has become controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action. For example, about 25 states have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states. Those states account for a substantial portion of the "pre-ban" U.S. MTBE market. In addition, the Energy Policy Act of 2005 is beginning to have an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. Although the extent of the potential impact of the new law is still unclear, there have been indications that certain gasoline refiners and distributors may stop using MTBE and that certain pipeline companies may stop shipping gasoline containing MTBE. A significant loss in demand for our MTBE in the U.S. could result in a material loss in revenues or material costs or expenditures. Moreover, additional phase-outs or other future regulation of MTBE may result in a further reduction in demand for our MTBE in the U.S.

        A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition and results of operations.

21.   Redeemable Preferred Members' Interest

        On September 30, 2002, we authorized the issuance of 18% cumulative preferred members' interest. The preferred members' interest had a liquidation preference of $395.0 million and was entitled to a cumulative preferred return equal to 18% per annum, compounded annually. As of December 31, 2004 the accumulated liquidation preference was $574.8 million. In connection with our initial public offering of common and preferred stock, we redeemed the preferred members' interest on February 16, 2005. See "Note 1. General—Company."

22.   Common Interests and Tracking Preferred Interests

        All common interests and tracking preferred interests were exchanged for common stock in connection with the initial public offering of common stock on February 16, 2005. See "Note 1. General—Company."

Common Interests

        On September 30, 2002, we authorized and issued 10,000,000 Class A Common Units and 10,000,000 Class B Common Units. Both Class A Common Units and Class B Common Units had equal rights in our management and shared ordinary profits and losses equally. There were, however, special provisions governing distributions of proceeds until a certain specified level of proceeds had been distributed after which proceeds were distributed equally.

Tracking Preferred Interests

        On June 30, 2003, one of our subsidiaries authorized and issued four series of tracking preferred interests (Series A, B, C and D) that tracked the performance of the AdMat business (collectively, "Tracking Preferred Interests"). The Series A Tracking Preferred Interests had a liquidation preference equal to $128.3 million. The Series B Tracking Preferred Interests had a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain Class A Common Units. The Series C Tracking Preferred Interests had a liquidation preference equal to $231.0 million. The Series D Tracking Preferred Interests had a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain Class A Common Units. The Tracking

Preferred Interests were not entitled to any return other than their liquidation preferences. The liquidation preferences were limited to the underlying investment in the AdMat business. The Tracking Preferred Interests did not have voting rights, and could be redeemed by us in connection with certain sale transactions for an amount equal to their unpaid liquidation preferences.

23.   Stock-Based Compensation Plans

        We have one stock-based compensation plan, described below. The compensation cost for that plan was $9.5 million for the year ended December 31, 2005. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was nil for the year ended December 31, 2005. We did not have any stock-based compensation plans prior to our initial public offering.

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees and directors. The terms of the grants are fixed at the grant date. As of December 31, 2005, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because we became a publicly-held company in February 2005, expected volatilities are based on implied volatilities from traded options on the stock of comparable companies and other factors. The expected term of options granted is estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended December 31, 2005
Dividend yield	0.0%
Expected volatility	22.4%
Risk-free interest rate	3.9%
Expected life of stock options granted during the period	6.6 years

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2005, and changes during the year then ended is presented below:

Stock Options

Option Awards	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2005	—	$—
Granted	2,677	22.57
Exercised	—	—
Forfeited/Expired	(98)	23.00

Outstanding at December 31, 2005	2,579	22.56	9.20	$—

Exercisable at December 31, 2005	—	—	—	—

        The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2005 was $7.49 per option. As of December 31, 2005, there was $14.0 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan; that cost is expected to be recognized over a weighted-average period of approximately 2.20 years. No option awards were granted during the periods prior to January 1, 2005. No option awards were exercised during the year ended December 31, 2005.

Nonvested Shares

        A summary of the status of our nonvested shares as of December 31, 2005, and changes during the year then ended is presented below:

	Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	—	$—
Granted	784	22.99
Vested	—	—
Forfeited/Expired	(14)	23.00

Nonvested at December 31, 2005	770	22.99

        As of December 31, 2005, there was $12.1 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.11 years. No shares vested during the year ended December 31, 2005.

24.   Dividends on Mandatory Convertible Preferred Stock

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net loss available to common stockholders during the year ended December 31, 2005. As of December 31, 2005, we had $31.2 million invested in government securities that are restricted for satisfaction of our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on February 16, May 16, August 16 and November 16 of each year prior to February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of common stock at that time.

25.   Other Comprehensive (Loss) Income

        Other comprehensive (loss) income consisted of the following (dollars in millions):

	December 31,
	2005		2004		2003
	Accumulated income (loss)	Income (loss)	Accumulated income (loss)	Income (loss)	Income (loss)
Foreign currency translation adjustments, net of tax of $31.8 million and $18.3 million as of December 31, 2005 and 2004, respectively	$44.2	$(251.8)	$296.0	$124.8	$192.8
Unrealized gain on nonqualified plan investments	1.9	1.0	0.9	0.3	0.6
Unrealized gain (loss) on derivative instruments	18.2	23.4	(5.2)	3.0	13.9
Minimum pension liability, net of tax of $30.0 million and $14.2 million as of December 31, 2005 and 2004, respectively	(102.1)	15.0	(117.1)	(56.9)	14.0
Minimum pension liability unconsolidated affiliate	(0.8)	2.8	(3.6)	(0.2)	(0.2)
Unrealized loss on securities	—	(2.0)	2.0	0.7	3.3
Other comprehensive (loss) income of unconsolidated affiliates	7.3	(0.7)	8.0	(1.2)	17.2

Total	$(31.3)	$(212.3)	$181.0	$70.5	$241.6

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

26.   Related Party Transactions

        Our accompanying consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Sales to:
HIH	$—	$—	$76.3
Other unconsolidated affiliates	104.0	47.9	14.4
Inventory purchases from:
HIH	—	—	53.0
Other unconsolidated affiliates	—	403.9	261.4
Operating expenses allocated to:
HIH	—	—	(22.3)

        We have agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we will donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. We have agreed to complete this donation on the earlier of November 30, 2009 or the date on which we occupy less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after we make this donation, we will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation.

        Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $1.4 million, which represents the insurance premiums paid on his behalf through May 2002.

27.   Operating Leases

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $74.1 million, $55.2 million and $49.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Future minimum lease payments under operating leases as of December 31, 2005 are as follows (dollars in millions):

Year ending December 31:
2006	$62.3
2007	54.1
2008	46.6
2009	43.6
2010	40.1
Thereafter	167.2

$413.9

28.   Other Operating Expense (Income)

        Other operating expense (income) consisted of the following (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Foreign exchange losses (gains)	$39.0	$(118.8)	$(67.8)
Bad debts	4.2	2.0	11.3
Legal and contract settlement—net	—	6.6	2.0
Other	(1.0)	29.1	(0.5)

Total other operating expense (income)	$42.2	$(81.1)	$(55.0)

29.   Discontinued Operations

        On July 6, 2005, we sold our toluene di-isocyanate ("TDI") business. The sale involved the transfer of our TDI customer list and sales contracts. We further agreed to discontinue the use of our remaining TDI assets. TDI has been accounted for as a discontinued operation under SFAS No. 144.

Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Revenues	$24.4	$59.4	$62.3
Costs and expenses	(31.9)	(67.2)	(64.9)
Loss on disposal	(36.4)	—	—

Operating loss	(43.9)	(7.8)	(2.6)
Income tax expense	—	—	—

Loss from discontinued operations, net of tax	$(43.9)	$(7.8)	$(2.6)

        The loss on disposal of $36.4 million for the year ended December 31, 2005 includes an impairment of long-lived assets of $24.7 million. We expect to incur approximately $2 million of additional costs related to the TDI transaction by the end of the second quarter of 2006. The TDI business is reported in our Polyurethanes operating segment in the accompanying consolidated financial statements.

30.   Operating Segment Information

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We report our operations through six segments: Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals. We have organized our business and derived our operating segments around differences in product lines.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TPU, polyols, aniline, PO and MTBE(1)
Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives and tooling resins and sterolithography tooling resins
Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses
Pigments	Titanium dioxide
Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers
Base Chemicals	Olefins (primarily ethylene and propylene), butadiene(2), MTBE(2), benzene, cyclohexane and paraxylene

(1)
The PO/MTBE operations in our Polyurethanes segment are not included in the announced sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment). See "Note 3. Business Combinations and Dispositions."

(2)
We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; this transaction is expect to close in mid-2006. See "Note 3. Business Combinations and Dispositions."

        Sales between segments are generally recognized at external market prices.

	December 31,
	2005	2004	2003(4)
Net Sales (including intercompany sales):
Polyurethanes	$3,396.3	$2,818.0	$1,500.1
Advanced Materials	1,185.3	1,162.4	517.8
Performance Products	1,960.9	1,927.8	1,507.7
Pigments	1,052.8	1,048.1	678.9
Polymers	1,702.0	1,451.8	1,155.5
Base Chemicals	4,462.1	3,859.0	2,152.7
Eliminations	(797.8)	(840.7)	(494.1)

Total	$12,961.6	$11,426.4	$7,018.6

Segment EBITDA(1):
Polyurethanes	$676.3	$364.0	$176.0
Advanced Materials	154.1	151.0	29.4
Performance Products	157.3	91.0	125.6
Pigments	115.3	(30.0)	64.7
Polymers	102.7	77.6	80.8
Base Chemicals	264.3	276.2	40.7
Corporate and other(2)	(556.6)	(37.2)	(43.7)

Total EBITDA	913.4	892.6	473.5
Interest expense, net	(426.6)	(612.6)	(409.1)
Income tax (expense) benefit(3)	(20.6)	29.1	(30.8)
Depreciation and amortization	(500.8)	(536.8)	(353.4)

Net loss	$(34.6)	$(227.7)	$(319.8)

Depreciation and Amortization:
Polyurethanes	$147.4	$147.8	$96.0
Advanced Materials	46.5	53.8	27.3
Performance Products	52.0	54.3	53.7
Pigments	77.0	83.2	44.2
Polymers	56.2	59.5	51.4
Base Chemicals	85.3	89.9	60.8
Corporate and other	36.4	48.3	20.0

Total	$500.8	$536.8	$353.4

Capital Expenditures:
Polyurethanes	$106.6	$45.8	$25.6
Advanced Materials	27.4	17.4	5.8
Performance Products	44.2	43.8	40.6
Pigments	38.4	42.7	42.4
Polymers	27.1	14.5	25.9
Base Chemicals	82.2	56.7	39.0
Corporate and other	12.8	5.7	11.7

Total	$338.7	$226.6	$191.0

(continued)

(table continued from prior page)

	December 31,
	2005	2004
Total Assets:
Polyurethanes	$4,074.5	$4,056.0
Advanced Materials	896.7	953.2
Performance Products	1,465.1	1,124.4
Pigments	1,659.7	1,514.5
Polymers	955.4	878.7
Base Chemicals	1,968.9	2,009.7
Corporate and eliminations	(2,149.8)	(1,113.0)

Total	$8,870.5	$9,423.5

(1)
Segment EBITDA is defined as net income (loss) before interest, income tax, depreciation and amortization, and certain corporate and other items.

(2)
Corporate and other items includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses and other non-operating income (expense).

(3)
Includes a tax benefit of $2.9 million in 2005 on the cumulative effect of changes in accounting principle.

(4)
Effective May 1, 2003, HIH is consolidated with our results. On June 30, 2003, our affiliates completed the AdMat Transaction. AdMat has been included in our consolidated financial statements since June 30, 2003.

	2005	2004	2003(2)
By Geographic Area
Net sales:
United States	$7,447.5	$6,385.1	$4,327.9
United Kingdom	2,988.7	2,718.5	1,296.7
Netherlands	1,838.9	1,274.6	709.7
Other nations	2,876.7	2,857.0	866.9
Eliminations	(2,190.2)	(1,808.8)	(182.6)

Total	$12,961.6	$11,426.4	$7,018.6

Long-lived assets(1):
United States	$2,267.0	$2,392.8
United Kingdom	980.7	1,121.8
Netherlands	326.8	402.6
Other nations	1,068.7	1,233.7

Total	$4,643.2	$5,150.9

(1)
Long lived assets are made up of property, plant and equipment.

(2)
Effective May 1, 2003, HIH is consolidated with our results. On June 30, 2003, our affiliates completed the AdMat Transaction. AdMat has been included in our consolidated financial statements since June 30, 2003.

31.   Selected Unaudited Quarterly Financial Data

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 is as follows (dollars in millions):

	Three months ended
	March 31, 2005(1)	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$3,349.3	$3,339.5	$3,121.8	$3,151.0
Gross profit	589.1	509.5	392.6	260.9
Restructuring, impairment and plant closing costs	10.4	18.8	71.3	23.1
(Loss) income from continuing operations	(53.9)	153.1	(29.2)	(33.0)
(Loss) income before accounting changes	(56.5)	112.7	(29.8)	(33.3)
Net (loss) income	(52.5)	112.7	(29.8)	(65.0)
Basic (loss) income per share:
(Loss) income from continuing operations	(0.44)	0.69	(0.13)	(0.15)
(Loss) income before accounting changes	(0.45)	0.51	(0.14)	(0.15)
Net (loss) income	(0.43)	0.51	(0.14)	(0.29)
Diluted (loss) income per share:
(Loss) income from continuing operations	(0.44)	0.66	(0.13)	(0.15)
(Loss) income before accounting changes	(0.45)	0.48	(0.14)	(0.15)
Net (loss) income	(0.43)	0.48	(0.14)	(0.29)
	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$2,620.8	$2,754.0	$2,934.8	$3,116.8
Gross profit	279.7	334.0	368.0	396.7
Restructuring, impairment and plant
closing costs	8.7	150.5	43.2	96.9
(Loss) income from continuing operations	(84.0)	(184.5)	46.5	2.1
Net (loss) income	(84.8)	(185.4)	43.7	(1.2)
Basic and diluted (loss) income per share:
(Loss) income from continuing operations	(0.48)	(0.94)	0.11	(0.09)
Net (loss) income	(0.49)	(0.94)	0.10	(0.10)

(1)
During the fourth quarter of 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30 and recorded a cumulative effect of a change in accounting principle credit, net of tax, of $4.0 million ($0.02 decrease in loss per share). In accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," the cumulative effect of this accounting change was reported effective January 1, 2005.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$10.3	$—
Investment in government securities (restricted as to use)	14.2	—

Total current assets	24.5	—
Investment in government securities (restricted as to use)	17.0	—
Investment in and advances to affiliates	1,511.5	(382.0)

Total assets	$1,553.0	$(382.0)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Dividends payable	$14.4	$—

Total current liabilities	14.4	—
Dividends payable	18.0	—

Total liabilities	32.4	—
Stockholders' equity (deficit):
Preferred members' interest	—	195.7
Common stock, $0.01 par value, 1,200,000,000 shares authorized, 220,451,484 outstanding in 2005	2.2	—
Mandatory convertible preferred stock, $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding in 2005	287.5	—
Additional paid-in capital	2,779.8	712.5
Unearned stock-based compensation	(11.8)	—
Accumulated other comprehensive (loss) income	(31.3)	181.0
Accumulated deficit from affiliates	(1,505.8)	(1,471.2)

Total stockholders' equity (deficit)	1,520.6	(382.0)

Total liabilities and stockholders' equity (deficit)	$1,553.0	$(382.0)

        This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in Millions)

	Year ended December 31,
	2005	2004	2003
Interest income	$2.7	$—	$—
Equity in losses of investment in affiliates	(37.3)	(227.7)	(319.8)

Net loss	(34.6)	(227.7)	(319.8)
Preferred stock dividend	(43.1)	(87.7)	(74.3)

Net loss available to common stockholders	$(77.7)	$(315.4)	$(394.1)

Net loss	$(34.6)	$(227.7)	$(319.8)
Other comprehensive (loss) income from affiliates	(212.3)	70.5	241.6

Comprehensive loss	$(246.9)	$(157.2)	$(78.2)

        This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in Millions)

	Shares
	Common Stock	Mandatory convertible preferred stock	Common stock	Preferred members' interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance, January 1, 2003	—	—	$—	$—	$—	$857.2	$—	$(923.7)	$(131.1)	$(197.6)
Acquistion of subsidiary at less than carrying amount	—	—	—	—	—	19.5	—	—	—	19.5
Distribution to member	—	—	—	—	—	(2.2)	—	—	—	(2.2)
Preferred shares issued in exchange for investment in Huntsman Advanced Materials, LLC	—	—	—	194.4	—	—	—	—	—	194.4
Net loss	—	—	—	—	—	—	—	(319.8)	—	(319.8)
Other comprehensive income	—	—	—	—	—	—	—	—	241.6	241.6
Accumulated other comprehensive loss of HIH at May 1, 2003 (date of consolidation)	—	—	—	—	—	—	—	—	(49.3)	(49.3)
Dividends accrued on redeemable preferred members' interest	—	—	—	—	—	(74.3)	—	—	—	(74.3)

Balance, December 31, 2003	—	—	—	194.4	—	800.2	—	(1,243.5)	61.2	(187.7)
Net loss	—	—	—	—	—	—	—	(227.7)	—	(227.7)
Purchase accounting adjustment	—	—	—	1.3	—	—	—	—	49.3	50.6
Other comprehensive income	—	—	—	—	—	—	—	—	70.5	70.5
Dividends accrued on redeemable preferred members' interest	—	—	—	—	—	(87.7)	—	—	—	(87.7)

Balance, December 31, 2004	—	—	—	195.7	—	712.5	—	(1,471.2)	181.0	(382.0)
Net loss	—	—	—	—	—	—	—	(34.6)	—	(34.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(212.3)	(212.3)
Exchange of previous common and preferred members' interest and warrants for common stock	164,769,665	—	1.6	(195.7)	—	885.5	—	—	—	691.4
Issuance of common stock and mandatory convertible preferred stock	55,681,819	5,750,000	0.6	—	287.5	1,203.8	—	—	—	1,491.9
Issuance of nonvested stock awards	—	—	—	—	—	16.3	(16.3)	—	—	—
Recognition of stock-based compensation	—	—	—	—	—	4.8	4.5	—	—	9.3
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	(43.1)

Balance, December 31, 2005	220,451,484	5,750,000	$2.2	$—	$287.5	$2,779.8	$(11.8)	$(1,505.8)	$(31.3)	$1,520.6

This statement should be read in conjunction with the notes to consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net loss	$(34.6)	$(227.7)	$(319.8)
Noncash interest income	(1.1)	—	—
Equity in losses of affiliates	37.3	227.7	319.8

Net cash provided by operating activities	1.6	—	—

Investing Activities:
Net investment in and advances to affiliates	(1,442.3)	—	—
Net investment in government securities (restricted as to use)	(30.1)	—	—

Net cash used in investing activities	(1,472.4)	—	—

Financing Activities:
Dividends paid to preferred stockholders	(10.8)	—	—
Net proceeds from issuance of common and preferred stock	1,491.9	—	—

Net cash provided by financing activities	1,481.1	—	—

Increase in cash and cash equivalents	10.3	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$10.3	$—	$—

        This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts		Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2005	$25.8	$4.2	$3.7		$—		$33.7
Year ended December 31, 2004	26.5	2.0	—		(2.7)		25.8
Year ended December 31, 2003	7.5	11.3	20.2	(1)	(12.5)		26.5
Valuation Allowance on Deferred Tax Assets:
Year ended December 31, 2005	842.1	(113.4)	26.6	(2)	(206.0	)(2)	549.3
Year ended December 31, 2004	603.2	69.7	232.3		(63.1)		842.1
Year ended December 31, 2003	97.9	123.9	495.2		(113.8)		603.2

(1)
Represents specific reserves provided for receivables as a result of the HLLC Consolidation Transaction and the AdMat Transaction in 2003.

(2)
See "Note 18. Income Taxes" to our Consolidated Financial Statements included elsewhere in this report.

EXHIBIT INDEX

Number	Description
2.1
Agreement and Plan of Merger dated as of February 10, 2005 by and among the Company, Huntsman Holdings, LLC and Huntsman Holdings Merger Sub LLC (incorporated by reference to Exhibit 2.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
2.2
Agreement and Plan of Merger dated as of February 10, 2005 by and among our Company, Huntsman Holdings Preferred Member, LLC and Huntsman Holdings Preferred Member Merger Sub LLC (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
2.3
Share and Asset Purchase Agreement by and between Huntsman International LLC, Ciba Specialty Chemicals Holding Inc. and RM 2526 Vermogensverwaltungs GmbH dated as of February 18, 2006 (incorporated by reference to Exhibit 2.1 of our current Report on Form 8-K filed on February 24, 2006 (File No. 001-32427))
3.1	Amended and Restated Certificate of Incorporation of our Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-120749))
3.2
Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
3.3	Amended and Restated Bylaws of our Company (incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1 (File No. 333-120749))
4.1
Indenture, dated as of June 30, 1999, among Huntsman International LLC (f/k/a Huntsman ICI Chemicals LLC), the Guarantors party thereto and Bank One, N.A., as Trustee, relating to the 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-85141))
4.2	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.1)
4.3	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.1)
4.4	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.1)
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
4.7	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.6)
4.8	Form of 10 1/8% Senior Subordinated Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.6)

4.9	Form of Guarantee relating to the 10 1/8% Senior Subordinated Notes due 2009 (included as Exhibit E of Exhibit 4.6)
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
4.12	Form of 9 7/8% Senior Note due 2009 denominated in dollars (included as Exhibit A-3 to Exhibit 4.11)
4.13	Form of 9 7/8% Senior Note due 2009 denominated in euros (included as Exhibit A-4 to Exhibit 4.11)
4.14	Form of Guarantee relating to the 9 7/8% Senior Notes due 2009 (included as Exhibit E of Exhibit 4.11)
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
4.17	Form of unrestricted 11 5/8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.16)
4.18	Form of guarantee relating to the 11 5/8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.16)
4.19
Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)
4.20	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.19)
4.21	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.19)
4.22	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.19)
4.23
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
4.24	Form of 7 3/8% Senior Subordinated Note due 2015 (included as Exhibit A-1 to Exhibit 4.23)
4.25	Form of 7 1/2% Senior Subordinated Note due 2015 (included as Exhibit A-2 to Exhibit 4.23)

4.26	Form of Guarantee (included as Exhibit E to Exhibit 4.23)
4.27
Exchange and Registration Rights Agreement, dated as of December 17, 2004, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to the 7 3/8% Senior Subordinated Notes due 2015 and the 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)
4.28
Registration Rights Agreement dated as of February 10, 2005 by and among our Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
4.29	Form of stock certificate of our Company (incorporated by reference to Exhibit 4.68 to our registration statement on Form S-1 (File No. 333-120749))
4.30	Form of mandatory convertible preferred stock certificate of our Company (incorporated by reference to Exhibit 4.69 to our registration statement on Form S-1 (File No. 333-120749))
4.31
Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.32
Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)
4.33
Supplemental Indenture dated August 16, 2005 to Indenture dated as of June 30, 1999, as amended, by and among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar and euro denominated 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.34
Supplemental Indenture dated August 16, 2005 to Indenture dated March 13,2001, as amended, by and among Huntsman International LLC, the Guarantors named therein, and The Bank of New York, as trustee, relating to Huntsman International LLC's euro denominated 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.35
Supplemental Indenture dated August 16, 2005 to Indenture dated as of March 21, 2002 by and among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, national Association), as trustee, relating to Huntsman International LLC's 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.3 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.36
Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)

4.37
Indenture dated as of September 30, 2003, as supplemented by supplement dated July 13, 2005 and by supplement dated August 16, 2005, by and among Huntsman International LLC (as successor to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 5/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibits 4.5 through 4.7 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.38
Indenture dated as of June 22, 2004, as supplemented by supplement dated July 11, 2005 and by supplement dated August 16, 2005, by and among Huntsman International LLC (as successor to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference at Exhibit 4.8 through 4.10 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
4.39
Supplemental Indenture dated December 20, 2005 to Indenture dated as of June 30, 1999, as amended, among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar and euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.1 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.40
Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 13, 2001, as amended, among Huntsman International LLC, the Guarantors named therein, and The Bank of New York, as trustee, relating to Huntsman International LLC's euro denominated 10 1/8% senior subordinated notes due 2009 (incorporated by reference to Exhibit 4.2 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.41
Supplemental Indenture dated December 20, 2005 to Indenture dated as of March 21, 2002, as amended, among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's 9 7/8% senior notes due 2009 (incorporated by reference to Exhibit 4.3 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.42
Supplemental Indenture dated December 20, 2005 to Indenture dated as of December 17, 2004, as amended, among Huntsman International LLC, the Guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC's dollar denominated 7 3/8% senior subordinated notes due 2015 and euro denominated 7 1/2% senior subordinated notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
4.43
Supplemental Indenture dated December 20, 2005 to Indenture dated September 30, 2003 among Huntsman International LLC (as successor by merger to Huntsman LLC), the Guarantors named therein and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC's 11 5/8% senior secured notes due 2010 (incorporated by reference to Exhibit 4.5 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).

4.44
Supplemental Indenture dated December 20, 2005 to Indenture dated June 22, 2004, as amended, among Huntsman International LLC (as successor by merger to Huntsman LLC), the Guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to the 11 1/2% senior notes due 2012 and senior floating rate notes due 2011 (incorporated by reference to Exhibit 4.6 to Huntsman International LLC's current report on Form 8-K filed on December 27, 2005).
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
10.4	Gift Agreement by and among Huntsman Group Inc. and the Jon and Karen Huntsman Foundation (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1 (File No. 333-120749))
10.5
Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between our Company and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))
10.6	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.9	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.10	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10.11	Form of Executive Severance Plan (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-120749))
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.13	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-120749))
10.14	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
10.15
Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005)

10.16
Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.17
Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC's 11 5/8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005)
10.18
Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.19
Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.4 to Huntsman International LLC's current report on Form 8-K filed on August 22, 2005)
10.20		Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 11, 2005 (File No. 001-32427))
10.21		Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.7 of our registration statement on Form S-8 filed February 10,2006 (File No. 333-131729))
10.22		Form of Restricted Stock Unit Agreement for Outside Directors (incorporated be reference to Exhibit 4.8 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
10.23		Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.24		Huntsman Supplemental Executive MPP Plan (incorporated be reference to Exhibit 10.2 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.25		Amended and Restated Huntsman Supplemental Savings Plan (incorporated be reference to Exhibit 10.3 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.26		Huntsman Outside Directors Elective Deferral Plan (incorporated be reference to Exhibit 10.4 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.27	*	Fifth Amendment to Series 2001-1 Supplement, dated March 14, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA, JPMorgan Chase Bank, N.A. and J.P. Morgan (Ireland) plc
18.1	*	Preferability Letter of Deloitte & Touche LLP
21.1	*	Subsidiaries of the Company
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.