Form 10-Q
period 2006-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2006-05-09
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585

333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

On May 9, 2006, 221,569,596 shares of common stock of Huntsman Corporation were outstanding and 2,113 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

This Quarterly Report on Form 10-Q presents information for two registrants: Huntsman Corporation and Huntsman International LLC (“Huntsman International”). Huntsman International is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10-Q is equally applicable to both Huntsman Corporation and Huntsman International, except where otherwise indicated. Huntsman International meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED MARCH 31,  2006

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements:

Huntsman Corporation and Subsidiaries:
Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)

Huntsman International LLC and Subsidiaries:
Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)

Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4.	Controls and Procedures
PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings
ITEM 1A.	Risk Factors
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 4.	Submission of Matters to a Vote of Security Holders
ITEM 5.	Other Information
ITEM 6.	Exhibits

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$150.3	$142.8
Accounts receivable (net of allowance for doubtful accounts of $34.6 and $33.7, respectively)	1,352.9	1,475.2
Accounts receivable from affiliates	6.6	7.4
Inventories, net	1,311.0	1,309.2
Prepaid expenses	43.4	46.2
Deferred income taxes	31.2	31.2
Other current assets	42.1	84.0
Current assets held for sale	79.9	—
Total current assets	3,017.4	3,096.0

Property, plant and equipment, net	4,585.6	4,643.2
Investment in unconsolidated affiliates	197.3	175.6
Intangible assets, net	208.7	216.3
Goodwill	91.2	91.2
Deferred income taxes	99.4	94.2
Notes receivable from affiliates	1.0	3.0
Other noncurrent assets	540.1	551.0
Noncurrent assets held for sale	86.4	—
Total assets	$8,827.1	$8,870.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$994.0	$1,093.5
Accrued liabilities	589.8	747.2
Deferred income taxes	2.5	2.4
Current portion of long-term debt	43.9	44.6
Current liabilities held for sale	39.2	—

Total current liabilities	1,669.4	1,887.7

Long-term debt	4,465.9	4,413.3
Deferred income taxes	271.0	258.3
Other noncurrent liabilities	769.7	770.2
Noncurrent liabilities held for sale	1.3	—
Total liabilities	7,177.3	7,329.5

Minority interests	27.4	20.4

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,569,596 issued and 220,639,333 outstanding in 2006 and 221,200,997 issued and 220,451,484 outstanding in 2005	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding in 2006 and 2005	287.5	287.5
Additional paid-in capital	2,790.2	2,779.8
Unearned stock-based compensation	(19.0)	(11.8)
Accumulated deficit	(1,438.2)	(1,505.8)
Accumulated other comprehensive loss	(0.3)	(31.3)
Total stockholders’ equity	1,622.4	1,520.6
Total liabilities and stockholders’ equity	$8,827.1	$8,870.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2006	2005

Revenues:
Trade sales, services and fees	$3,173.7	$3,324.6
Related party sales	14.0	24.7
Total revenues	3,187.7	3,349.3
Cost of goods sold	2,809.3	2,760.1

Gross profit	378.4	589.2

Operating expenses:
Selling, general and administrative	173.2	161.7
Research and development	27.3	24.3
Other operating expense	2.6	44.7
Restructuring, impairment and plant closing costs	7.8	10.4
Total expenses	210.9	241.1
Operating income	167.5	348.1

Interest expense, net	(86.8)	(139.6)
Loss on accounts receivable securitization program	(2.8)	(3.2)
Equity in income of unconsolidated affiliates	0.7	2.3
Loss on early extinguishment of debt	—	(233.0)
Other (expense) income	(0.3)	3.7

Income (loss) from continuing operations before income taxes, minority interest and accounting change	78.3	(21.7)
Income tax expense	(8.4)	(32.1)
Minority interest in subsidiaries’ income	(0.4)	—

Income (loss) from continuing operations	69.5	(53.8)
Loss from discontinued operations, net of tax of nil	(0.5)	(2.6)

Income (loss) before accounting change	69.0	(56.4)
Cumulative effect of change in accounting principle, net of tax of $1.9	—	4.0

Net income (loss)	69.0	(52.4)
Preferred stock dividends	—	(43.1)
Net income (loss) available to common stockholders	$69.0	$(95.5)

Net income (loss)	$69.0	$(52.4)
Other comprehensive income (loss)	31.0	(46.6)
Comprehensive income (loss)	$100.0	$(99.0)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.31	$(0.44)
Loss from discontinued operations, net of tax	—	(0.01)
Cumulative effect of change in accounting principle, net of tax	—	0.02

Net income (loss)	$0.31	$(0.43)

Weighted average shares	220.6	220.5

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.30	$(0.44)
Loss from discontinued operations, net of tax	—	(0.01)
Cumulative effect of change in accounting principle, net of tax	—	0.02

Net income (loss)	$0.30	$(0.43)

Weighted average shares	233.1	220.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three months ended March 31,
	2006	2005
Operating Activities:
Net income (loss)	$69.0	$(52.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(4.0)
Equity in income of unconsolidated affiliates	(0.7)	(2.3)
Depreciation and amortization	117.0	125.9
Provision for (reversal of) losses on accounts receivable	2.2	(1.0)
(Gain) loss on disposal of assets	(0.2)	1.1
Loss on early extinguishment of debt	—	233.0
Noncash interest (income) expense	(1.7)	29.4
Noncash restructuring, impairment and plant closing costs	2.0	—
Deferred income taxes	7.3	17.0
Net unrealized loss on foreign currency transactions	6.7	23.6
Stock-based compensation	3.5	1.0
Minority interest in subsidiaries’ income	0.4	—
Other, net	(1.3)	(11.0)
Changes in operating assets and liabilities:
Accounts receivable	114.8	(47.4)
Change in receivables sold, net	(45.4)	64.9
Inventories, net	(12.7)	(115.1)
Prepaid expenses	6.6	2.9
Other current assets	46.9	(16.4)
Other noncurrent assets	10.5	20.4
Accounts payable	(71.2)	106.2
Accrued liabilities	(156.6)	(96.1)
Other noncurrent liabilities	(16.8)	(39.0)
Net cash provided by operating activities	80.3	240.7
Investing Activities:
Capital expenditures	(104.1)	(59.8)
Investment in unconsolidated affiliates, net	(17.1)	(8.9)
Proceeds from sale of assets	8.5	4.7
Net proceeds from (investment in) government securities, restricted as to use	3.6	(40.9)
Change in restricted cash	—	(0.4)
Net cash used in investing activities	(109.1)	(105.3)
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	34.0	(60.9)
Net borrowings on overdraft	8.1	—
Repayment of long-term debt	(0.8)	(1,437.8)
Proceeds from long-term debt	2.5	—
Call premiums related to early extinguishment of debt	—	(105.3)
Repayment of notes payable	(11.4)	(11.5)
Dividend paid to preferred stockholders	(3.6)	—
Net proceeds from issuance of common and preferred stock	—	1,491.9
Contribution from minority shareholder	6.2	3.6
Other, net	2.0	0.1
Net cash provided by (used in) financing activities	37.0	(119.9)
Effect of exchange rate changes on cash	(0.7)	(2.3)
Increase in cash and cash equivalents	7.5	13.2
Cash and cash equivalents at beginning of period	142.8	243.2
Cash and cash equivalents at end of period	$150.3	$256.4
Supplemental cash flow information:
Cash paid for interest	$123.2	$146.8
Cash paid for income taxes	5.0	5.1

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$136.6	$132.5
Accounts receivable (net of allowance for doubtful accounts of $34.6 and $33.7, respectively)	1,352.9	1,475.2
Accounts receivable from affiliates	12.1	10.4
Inventories, net	1,311.0	1,309.2
Prepaid expenses	40.6	45.9
Deferred income taxes	31.2	31.2
Other current assets	28.0	69.9
Current assets held for sale	79.9	—
Total current assets	2,992.3	3,074.3

Property, plant and equipment, net	4,286.0	4,336.7
Investment in unconsolidated affiliates	197.3	175.6
Intangible assets, net	214.5	222.0
Goodwill	91.2	91.2
Deferred income taxes	99.4	94.2
Notes receivable from affiliates	1.0	3.0
Other noncurrent assets	627.7	636.0
Noncurrent assets held for sale	86.4	—
Total assets	$8,595.8	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$994.0	$1,092.7
Accounts payable to affiliates	6.3	8.7
Accrued liabilities	574.3	732.3
Deferred income taxes	2.5	2.4
Current portion of long-term debt	42.0	44.6
Current liabilities held for sale	39.2	—
Total current liabilities	1,658.3	1,880.7

Long-term debt	4,465.9	4,413.3
Deferred income taxes	231.1	216.9
Other noncurrent liabilities	775.1	770.0
Noncurrent liabilities held for sale	1.3	—
Total liabilities	7,131.7	7,280.9

Minority interests	27.4	20.4

Commitments and contingencies (Notes 12 and 13)

Members’ equity:
Members’ equity, 2,113 units issued and outstanding	2,797.5	2,794.0
Accumulated deficit	(1,316.8)	(1,384.0)
Accumulated other comprehensive loss	(44.0)	(78.3)
Total members’ equity	1,436.7	1,331.7
Total liabilities and members’ equity	$8,595.8	$8,633.0

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31,
	2006	2005

Revenues:
Trade sales, services and fees	$3,173.7	$3,324.6
Related party sales	14.0	24.7
Total revenues	3,187.7	3,349.3
Cost of goods sold	2,805.3	2,754.4

Gross profit	382.4	594.9

Operating expenses:
Selling, general and administrative	172.4	157.0
Research and development	27.3	24.3
Other operating expense	2.6	44.7
Restructuring, impairment and plant closing costs	7.8	10.4
Total expenses	210.1	236.4
Operating income	172.3	358.5

Interest expense, net	(88.0)	(134.7)
Loss on accounts receivable securitization program	(2.8)	(3.2)
Equity in income of unconsolidated affiliates	0.7	2.3
Loss on early extinguishment of debt	—	(74.0)
Other expense	(0.3)	(0.2)

Income from continuing operations before income taxes, minority interest and accounting change	81.9	148.7

Income tax expense	(13.7)	(28.2)
Minority interest in subsidiaries’ income	(0.4)	—
Income from continuing operations	67.8	120.5
Loss from discontinued operations, net of tax of nil	(0.5)	(2.6)
Income before accounting change	67.3	117.9
Cumulative effect of change in accounting principle, net of tax of $1.5	—	4.2
Net income	67.3	122.1
Other comprehensive income (loss)	34.3	(50.3)

Comprehensive income	$101.6	$71.8

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three Months ended March 31,
	2006	2005
Operating Activities:
Net income	$67.3	$122.1
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(4.2)
Equity in income of unconsolidated affiliates	(0.7)	(2.3)
Depreciation and amortization	110.2	118.9
Provision for (reversal of) losses on accounts receivable	2.2	(1.1)
(Gain) loss on disposal of assets	(0.2)	1.1
Loss on early extinguishment of debt	—	74.0
Noncash interest (income) expense	(0.7)	24.4
Noncash restructuring, impairment and plant closing costs	2.0	—
Deferred income taxes	12.7	16.9
Net unrealized loss on foreign currency transactions	6.7	23.5
Other, net	2.4	1.7
Minority interest in subsidiaries’ income	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	114.8	(47.4)
Change in receivables sold, net	(45.4)	64.9
Inventories, net	(12.7)	(115.1)
Prepaid expenses	6.1	6.7
Other current assets	46.9	(16.4)
Other noncurrent assets	2.0	12.9
Accounts payable	(71.2)	106.2
Accrued liabilities	(157.3)	(110.2)
Other noncurrent liabilities	(9.6)	(37.9)
Net cash provided by operating activities	75.9	238.7

Investing Activities:
Capital expenditures	(104.1)	(59.8)
Investment in unconsolidated affiliates, net	(17.1)	(8.9)
Proceeds from sale of assets	8.5	4.7
Change in restricted cash	—	(0.4)
Net cash used in investing activities	(112.7)	(64.4)

Financing Activities:
Net borrowings (repayment) under revolving loan facilities	34.0	(60.9)
Net borrowings on overdraft	8.1	—
Repayment of long-term debt	(0.8)	(886.7)
Proceeds from long-term debt	2.5	2.5
Call premiums related to early extinguishment of debt	—	(65.5)
Repayment of notes payable	(10.4)	(11.5)
Contribution from minority shareholder	6.2	3.6
Contribution from parent	—	837.6
Other, net	2.0	(0.1)
Net cash provided by (used in) financing activities	41.6	(181.0)

Effect of exchange rate changes on cash	(0.7)	(2.3)

Increase (decrease) in cash and cash equivalents	4.1	(9.0)
Cash and cash equivalents at beginning of period	132.5	243.5
Cash and cash equivalents at end of period	$136.6	$234.5

Supplemental cash flow information:
Cash paid for interest	$123.5	$141.0
Cash paid for income taxes	$5.0	$6.1

Supplemental non-cash information:

On February 28, 2005, HMP contributed the Huntsman International Holdings senior subordinated discount notes at an accreted value of $422.8 million to Huntsman International in exchange for equity. During the three months ended March 31, 2006 and 2005, Huntsman Corporation contributed $3.5 million and $1.0 million, respectively, to Huntsman International related to stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

Certain Definitions

“Company,” “our,” “us,” of “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International Holdings” refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman International” refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Huntsman Advanced Materials” refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman LLC” refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); “HMP” refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into us on March 17, 2005); “Huntsman Family Holdings” refers to Huntsman Family Holdings Company LLC (an owner with MatlinPatterson of HMP Equity Trust); and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner with Huntsman Family Holdings of HMP Equity Trust).

Description of Business

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including methylene diphenyl diisocyanate (“MDI”), amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide.

Company

We were formed in 2004 to hold, among other things, the equity interests of Huntsman International, Huntsman Advanced Materials and Huntsman LLC. Huntsman International was formed in 1999 to operate businesses acquired in a transaction among Huntsman International Holdings, Huntsman Specialty Chemicals Corporation and Imperial Chemical Industries PLC.

In February 2005, we completed an initial public offering of common stock and mandatory convertible preferred stock. In connection with our initial public offering, we completed a transaction in which our predecessor, Huntsman Holdings, LLC, became our wholly owned subsidiary, and the existing beneficial holders of the common and preferred members interests of Huntsman Holdings, LLC received shares of our common stock in exchange for their interests (the “Reorganization Transaction”). Also during 2005, we completed a series of transactions designed to simplify our consolidated group’s financing and public reporting structure, to reduce our cost of financing and to facilitate other organizational efficiencies, including the following:

•                    On August 16, 2005, Huntsman LLC merged into Huntsman International (the “Huntsman LLC Merger”). At that time, Huntsman International Holdings also merged into Huntsman International

(collectively with the Huntsman LLC Merger, the “Affiliate Mergers”). As a result of the Huntsman LLC Merger, Huntsman International succeeded to the assets, rights and obligations of Huntsman LLC. Huntsman International entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding debt securities. The Huntsman International subsidiaries that guarantee Huntsman International’s outstanding debt securities now provide guarantees with respect to these securities, and all of Huntsman LLC’s subsidiaries that guaranteed its debt securities continue to provide guarantees with respect to these debt securities. In addition, Huntsman LLC’s guarantor subsidiaries executed supplemental indentures to guarantee all of Huntsman International’s outstanding debt securities.

•                  On December 20, 2005, we agreed to pay $125 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of Huntsman Advanced Materials that we did not already own. In conjunction with this acquisition, we amended our senior secured credit facilities and increased our existing term loan B by $350 million. We used proceeds from the increased term loan, together with approximately $74 million of cash on hand, to acquire the equity interest in Huntsman Advanced Materials, to redeem Huntsman Advanced Materials’ $250 million of outstanding 11% senior secured notes due 2010, to pay $35.6 million in call premiums plus accrued interest, and to pay other related costs, and we then contributed our 100% ownership interest in Huntsman Advanced Materials to Huntsman International (the “Huntsman Advanced Materials Minority Interest Transaction”).

As a result of these transactions, we now operate all of our businesses through Huntsman International and substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries.

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

Accounting for Certain Transactions

The Reorganization Transaction was accounted for as an exchange of shares between entities under common control similar to the pooling method. Our Condensed Consolidated Financial Statements (Unaudited) presented herein reflect the financial position, results of operations and cash flows as if Huntsman Holdings, LLC and our Company were combined for all periods presented.

The Affiliate Mergers and the Huntsman Advanced Materials Minority Interest Transaction were accounted for as an exchange of shares between entities under common control similar to the pooling method. Huntsman International’s Condensed Consolidated Financial Statements (Unaudited) presented herein reflect the financial position, results of operations and cash flows as if Huntsman International Holdings, Huntsman LLC, Huntsman Advanced Materials and Huntsman International were combined for all periods presented.

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the Condensed Consolidated Financial Statements (Unaudited) for each of our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

•                    purchase accounting recorded at our Company for the step-acquisition of Huntsman International Holdings in May 2003;

•                    HMP debt that was reflected at our Company and that was repaid in 2005; and

•                    the different capital structures.

Principles of Consolidation

Our Condensed Consolidated Financial Statements (Unaudited) and Huntsman International’s Condensed Consolidated Financial Statements (Unaudited) include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

Interim Financial Statements

Our interim Condensed Consolidated Financial Statements (Unaudited) and Huntsman International’s interim Condensed Consolidated Financial Statements (Unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our and Huntsman International’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2.                                      Recently Issued Accounting Pronouncements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs—an amendment of
ARB No. 43, on January 1, 2006. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on our consolidated financial statements.

We adopted SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, on January 1, 2006. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. We will apply this standard prospectively.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on issue No. 04-13, Accounting for Purchase and Sales of Inventory with the Same Counterparty, that requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount. This consensus is effective for transactions completed after March 31, 2006. We are evaluating this consensus to determine its impact on our consolidated financial statements.

3.                                      Inventories

Inventories consisted of the following (dollars in millions):

	March 31, 2006	December 31, 2005
Raw materials and supplies	$339.6	$374.1
Work in progress	87.0	82.1
Finished goods	1,009.8	988.1
Total	1,436.4	1,444.3

LIFO reserves	(110.9)	(119.7)
Lower of cost or market reserves	(14.5)	(15.4)
Net	$1,311.0	$1,309.2

As of March 31, 2006 and December 31, 2005, approximately 19% and 21%, respectively, of inventories were recorded using the last-in, first-out cost method.

In the normal course of operations, we exchange raw materials with other companies. No gains or losses are recognized on these exchanges, and the net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at March 31, 2006 was $11.7 million (32.6 million pounds of feedstock and products). The amount included in inventory under open exchange agreements payable by us at December 31, 2005 was $3.8 million (8.8 million pounds of feedstock and products).

4.                                      Business Combinations and Dispositions

Definitive Agreement to Sell the U.S. Butadiene and MTBE Business

On April 6, 2006, we entered into a definitive agreement to sell the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment for $269 million in cash, subject to customary adjustments. This transaction is expected to close by the third quarter of 2006, and we expect to record a gain on the sale upon closing. This business was deemed to be held for sale and the related assets and liabilities were classified as such in our March 31, 2006 balance sheet. We ceased depreciation of the related assets beginning in March 2006. The following are the major classes of assets and liabilities for this business that were reflected in our balance sheet as assets and liabilities held for sale at March 31, 2006 (dollars in millions):

ASSETS
Accounts and notes receivable, net	$57.9
Inventories, net	22.0
Property, plant and equipment, net	82.5
Other noncurrent assets	3.9
Total assets	166.3
LIABILITIES
Accounts payable	37.1
Accrued liabilities	2.1
Other noncurrent liabilities	1.3
Total liabilities	40.5
Net assets	$125.8

The results of operations of this business are not classified as discontinued operations because of the expected continuing cash flows from our remaining MTBE business.

Pending Acquisition of Textile Effects Business

On February 20, 2006, we announced that we have entered into a definitive agreement to acquire the global textile effects business of Ciba Specialty Chemicals Inc. for CHF 332 million ($253 million). The purchase price will be reduced (i) by approximately CHF 75 million ($57 million) in assumed debt and unfunded pension and other post employment liabilities and (ii) up to approximately CHF 40 million ($31 million) in unspent restructuring costs. The final purchase price is subject to a working capital and net debt adjustment. The transaction is subject to customary terms and conditions and is expected to occur by the end of the third quarter of 2006.

5.                                      Restructuring, Impairment and Plant Closing Costs

While we continuously focus on identifying opportunities to reduce our operating costs and maximize our operating efficiency, we have now substantially completed our comprehensive global cost reduction program, referred to as “Project Coronado.” Project Coronado was a program designed to reduce our annual fixed manufacturing and selling, general and administrative costs, as measured at 2002 levels, by $200 million. In connection with Project Coronado, we announced the closure of eight smaller, less competitive manufacturing units in our Polyurethanes, Advanced Materials, Performance Products and Pigments segments. These and other actions have resulted in the reduction of approximately 1,500 employees in these businesses since 2000.

As of March 31, 2006 and December 31, 2005, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)

Accrued liabilities as of December 31, 2005	$54.2	$5.8	$6.5	$11.8	$78.3
2006 charges for 2003 initiatives	1.3	—	—	—	1.3
2006 charges for 2004 initiatives	2.1	—	—	0.2	2.3
2006 charges for 2005 initiatives	0.9	—	—	—	0.9
2006 charges for 2006 initiatives	2.1	—	—	—	2.1
Reversals of reserves no longer required	(0.8)	—	—	—	(0.8)
Partial reversal of AdMat Transaction opening balance sheet accrual	(1.4)	—	—	—	(1.4)
2006 payments for 2003 initiatives	(4.1)	—	(0.1)	(0.1)	(4.3)
2006 payments for 2004 initiatives	(7.6)	(0.9)	(0.2)	(0.4)	(9.1)
2006 payments for 2005 initiatives	(1.2)	—	—	(0.7)	(1.9)
Foreign currency effect on reserve balance	0.9	—	—	—	0.9
Accrued liabilities as of March 31, 2006	$46.4	$4.9	$6.2	$10.8	$68.3

(1)                                  Substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

(2)                                  Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2006	December 31, 2005

2001 initiatives	$1.4	$1.4
2003 initiatives	24.3	28.4
2004 initiatives	39.9	47.7
2005 initiatives	10.5	11.6
2006 initiatives	2.1	—
Foreign currency effect on reserve balance	(9.9)	(10.8)
Total	$68.3	$78.3

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Performance Products	Pigments	Polymers	Base Chemicals	Corporate & Other	Total

Accrued liabilities as of December 31, 2005	$10.9	$7.8	$25.6	$16.6	$3.4	$14.0	$—	$78.3
2006 charges for 2003 initiatives	—	0.1	—	1.2	—	—	—	1.3
2006 charges for 2004 initiatives	0.2	0.1	0.6	1.2	—	0.1	0.1	2.3
2006 charges for 2005 initiatives	—	—	0.4	—	—	0.5	—	0.9
2006 charges for 2006 initiatives	—	2.1	—	—	—	—	—	2.1
Reversals of reserves no longer required	(0.2)	—	—	—	(0.6)	—	—	(0.8)
Partial reversal of AdMat Transaction opening balance sheet accrual	—	(1.4)	—	—	—	—	—	(1.4)
2006 payments for 2003 initiatives	(1.0)	(1.2)	—	(2.1)	—	—	—	(4.3)
2006 payments for 2004 initiatives	(0.8)	(0.3)	(3.6)	(3.0)	(0.2)	(1.1)	(0.1)	(9.1)
2006 payments for 2005 initiatives	—	—	(0.7)	—	—	(1.2)	—	(1.9)
Foreign currency effect on reserve balance	0.2	0.1	0.3	0.2	—	0.1	—	0.9
Accrued liabilities as of March 31, 2006	$9.3	$7.3	$22.6	$14.1	$2.6	$12.4	$—	$68.3

Current portion of restructuring reserve	$5.0	$6.4	$15.4	$10.0	$0.2	$11.3	$—	$48.3
Long-term portion of restructuring reserve	4.3	0.9	7.2	4.1	2.4	1.1	—	20.0

Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$0.3	$0.5	$3.0	$11.2	$—	$—	$15.0
Estimated additional charges beyond one year	—	—	—	3.6	11.3	—	—	14.9

As of March 31, 2006 and December 31, 2005, we had reserves for restructuring, impairment and plant closing costs of $68.3 million and $78.3 million, respectively. During the three months ended March 31, 2006, we recorded additional net charges of $7.8 million (consisting of $5.8 million payable in cash and $2.0 million of non-cash charges) for workforce reductions and other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities. During the three months ended March 31, 2006, we made cash payments against these reserves of $15.3 million.

During the three months ended March 31, 2006, our Polyurethanes segment recorded a restructuring, impairment and plant closing credit of $2.2 million, consisting primarily of a gain on the sale of our Shepton Mallet, U.K. site.

During the three months ended March 31, 2006, our Advanced Materials segment recorded restructuring charges of $2.3 million, primarily related to the realignment of the technical organization in Bergkamen, Germany. This realignment and other existing initiatives are expected to result in additional restructuring charges of $0.3 million.

6.                                      Debt

Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation:

	March 31, 2006	December 31, 2005

Senior Credit Facilities:
Term Loan B	$2,102.1	$2,099.3
Revolving Facility	34.0	—
2010 Secured Notes	293.7	293.6
2009 Senior Notes	454.4	454.7
2011 Senior Floating Rate Notes	100.0	100.0
2012 Senior Fixed Rate Notes	198.0	198.0
Subordinated Notes	1,159.8	1,145.2
Australian Credit Facilities	62.4	63.8
HPS (China) debt	45.7	42.6
Other	59.7	60.7
Total debt	$4,509.8	$4,457.9

Current portion	$43.9	$44.6
Long-term portion	4,465.9	4,413.3
Total debt	$4,509.8	$4,457.9

Huntsman International:

	March 31, 2006	December 31, 2005

Senior Credit Facilities:
Term Loan B	$2,102.1	$2,099.3
Revolving Facility	34.0	—
2010 Secured Notes	293.7	293.6
2009 Senior Notes	454.4	454.7
2011 Senior Floating Rate Notes	100.0	100.0
2012 Senior Fixed Rate Notes	198.0	198.0
Subordinated Notes	1,159.8	1,145.2
Australian Credit Facilities	62.4	63.8
HPS (China) debt	45.7	42.6
Other	57.8	60.7
Total debt	$4,507.9	$4,457.9

Current portion	$42.0	$44.6
Long-term portion	4,465.9	4,413.3
Total debt	$4,507.9	$4,457.9

Transactions Affecting our Debt

In February 2005, we completed our initial public offering of common stock and mandatory convertible preferred stock that resulted in approximately $1.5 billion in net proceeds, substantially all of which were used to repay indebtedness. Also during 2005, we completed a series of transactions designed to simplify our consolidated group’s financing and public reporting structure, to reduce our cost of borrowings and to facilitate other organizational efficiencies. Specifically, on August 16, 2005, we completed the Huntsman LLC Merger and on

December 20, 2005 we completed the Huntsman Advanced Materials Minority Interest Transaction. As a result of these transactions, we now operate all of our businesses through Huntsman International and substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries. In connection with repayment of indebtedness, Huntsman Corporation and Huntsman International recorded a loss on early extinguishment of debt for the three months ended March 31, 2005 of $233.0 million and $74.0 million, respectively.

As of March 31, 2006, Huntsman International had outstanding $175 million 7.375% senior subordinated notes due 2015 and €135 million ($163.8 million) 7.5% senior subordinated notes due 2015 (collectively, the “2015 Subordinated Notes”). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. Under the terms of a registration rights agreement among Huntsman International, the subsidiary guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Under the terms of the registration rights agreement, because we did not complete the exchange offer by this date, we are required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increases by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of March 31, 2006, we were paying an additional 0.75% on the 2015 Subordinated Notes. On April 4, 2006, Huntsman International filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the exchange offer. We believe that Huntsman International will complete the exchange offer within the next several months.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program (as defined in “Note 8. Securitization of Accounts Receivable”) and the indentures governing our notes.

7.                                      Derivative Instruments and Hedging Activities

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

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

We have also participated in some derivatives that were classified as non-designated derivative instruments and we hedge our net investment in certain European operations. Changes in the fair value of any non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss).

We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts were not significant.

In connection with our pending acquisition of the global textile effects business of Ciba Specialty Chemicals Inc., the purchase price of which is denominated in Swiss Francs, on March 16, 2006, we entered into two foreign currency derivative instruments to limit a portion of our currency exposure resulting from the acquisition of the textile effects business. See “Note 4. Business Combinations and Dispositions.” One of the derivatives is an option to purchase CHF65 million at a strike price of 1.2915. This option expires on July 14, 2006 and we paid approximately $1.4 million for this option. The other derivative is a no cost option to purchase CHF65 million at a strike price of 1.2673. However, this option has a “knock-in” strike price of 1.3500, meaning that if at any time prior to its July 14, 2006 expiration the Swiss Franc trades at or above 1.3500, then the option must be exercised at the strike price of 1.2673. Neither of these two options are designated as hedges for financial reporting purposes. As of March 31, 2006, the fair value of these options combined was $1.5 million.

8.                                      Securitization of Accounts Receivable

Under our accounts receivable securitization program (“A/R Securitization Program”), we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the “Receivables Trust”) at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper and, up until the A/R Securitization Program Amendment (as defined below), medium-term notes.

As of March 31, 2006, our A/R Securitization Program had approximately $194.8 million in U.S. dollar equivalents in medium-term notes outstanding and approximately $152.9 million in U.S. dollar equivalents in commercial paper outstanding. On April 18, 2006, we completed an amendment and expansion of our A/R Securitization Program (the “A/R Securitization Program Amendment”) and added certain additional U.S. subsidiaries as additional receivables originators under the A/R Securitization Program. In connection with this amendment and expansion, the Receivables Trust redeemed in full all of the €90.5 million ($109.8 million) and $85.0 million in principal amount of the medium-term notes outstanding under the A/R Securitization Program. The amended A/R Securitization Program currently provides for financing through the commercial paper conduit portion of the program (in both U.S. dollars and euros). We also expanded the size of the commercial paper conduit portion of the A/R Securitization Program to a committed amount of approximately $500 million U.S. dollar equivalents for three years. The cost to the Receivables Trust on amounts drawn under the commercial paper conduit are at a rate of LIBOR and/or EUROBOR, as applicable, plus 60 basis points per annum based upon a pricing grid which is dependent upon our credit rating.

In connection with the A/R Securitization Program Amendment, we initially increased the amount of commercial paper outstanding to $475 million U.S. dollar equivalents. A portion of the net increase was used to fund the redemption of the medium-term notes and to repay $50 million U.S. dollar equivalents of term debt outstanding under our senior credit facilities. The agreements governing our senior credit facilities require us to prepay our term loan B borrowings with proceeds raised under the A/R Securitization Program in excess of $425 million.

9.                                      Employee Benefit Plans

Components of the net periodic benefit costs for the three months ended March 31, 2006 and 2005 were as follows (dollars in millions):

Huntsman Corporation:

	Defined Benefit Plans Three Months Ended March 31,		Other Postretirement Benefit Plans Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$20.3	$19.7	$1.1	$1.0
Interest cost	31.7	31.6	2.3	2.4
Expected return on assets	(37.1)	(34.2)	—	—
Amortization of transition obligation	0.4	0.4	—	—
Amortization of prior service cost	(1.7)	(1.3)	(0.7)	(0.6)
Amortization of actuarial loss	4.5	5.8	0.8	0.8
Curtailment gain	—	(0.3)	—	—
Settlement loss	0.4	0.3	—	—
Special termination benefits	—	2.8	—	—
Net periodic benefit cost	$18.5	$24.8	$3.5	$3.6

Huntsman International:

	Defined Benefit Plans Three Months Ended March 31,		Other Postretirement Benefit Plans Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$20.3	$19.7	$1.1	$1.0
Interest cost	31.7	31.6	2.3	2.4
Expected return on assets	(37.1)	(34.2)	—	—
Amortization of transition obligation	0.4	0.4	—	—
Amortization of prior service cost	(1.7)	(1.3)	(0.7)	(0.6)
Amortization of actuarial loss	6.9	7.9	0.8	0.8
Curtailment gain	—	(0.3)	—	—
Settlement loss	0.4	0.3	—	—
Special termination benefits	—	2.8	—	—
Net periodic benefit cost	$20.9	$26.9	$3.5	$3.6

During the three months ended March 31, 2006 and 2005, we made contributions to our pension plans of $22.0 million and $20.6 million, respectively. During the remainder of 2006, we expect to contribute an additional $93.4 million to our pension plans.

In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of change in accounting principle credit for Huntsman Corporation and Huntsman International of $4.0 million ($0.02 per diluted share) and $4.2 million, net of tax of $1.9 million and $1.5 million, respectively.

10.                               Dividends on 5% Mandatory Convertible Preferred Stock

In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net income available to common stockholders during the first quarter of 2005. As of March 31, 2006, we had $27.8 million invested in government securities that are restricted for satisfaction of our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on February 16, May 16, August 16 and November 16 of each year prior to February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of common stock at that time.

11.                               Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation:

	Accumulated other comprehensive loss		Other comprehensive income (loss)
			Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2006	March 31, 2005
Foreign currency translation adjustments, net of tax of $31.8 million as of March 31, 2006 and December 31, 2005	$90.1	$62.4	$27.7	$(50.7)
Unrealized gain (loss) on nonqualified plan investments	2.2	1.9	0.3	(0.1)
Unrealized gain (loss) on derivative instruments	0.5	—	0.5	1.0
Minimum pension liability, net of tax of $32.1 million and $30.0 million as of March 31, 2006 and December 31, 2005, respectively	(99.6)	(102.1)	2.5	(2.2)
Minimum pension liability of unconsolidated affiliate	(0.8)	(0.8)	—	5.8
Unrealized loss on securities	—	—	—	(0.4)
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—
Total	$(0.3)	$(31.3)	$31.0	$(46.6)

Huntsman International:

	Accumulated other comprehensive loss		Other comprehensive income (loss)
			Three Months Ended
	March 31, 2006	December 31, 2005	March 31, 2006	March 31, 2005
Foreign currency translation adjustments, net of tax of $3.9 million and $0.2 million as of March 31, 2006 and December 31, 2005, respectively	$100.8	$69.9	$30.9	$(47.5)
Unrealized gain (loss) on nonqualified plan investments	1.1	0.8	0.3	(0.1)
Unrealized gain (loss) on derivative instruments	(1.6)	(2.2)	0.6	6.5
Minimum pension liability, net of tax of $46.4 million and $45.4 million as of March 31, 2006 and December 31, 2005, respectively	(150.8)	(153.3)	2.5	(17.6)
Minimum pension liability of unconsolidated affiliate	(0.8)	(0.8)	—	8.8
Unrealized loss on securities	—	—	—	(0.4)
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—
Total	$(44.0)	$(78.3)	$34.3	$(50.3)

Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

12.                               Commitments and Contingencies

Legal Matters

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide (“Discoloration Claims”). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims as of March 31, 2006.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Three months ended March 31, 2006	Three months ended March 31, 2005
Claims unresolved at beginning of period	2	3
Claims filed during period	0	0
Claims resolved during period	0	1
Claims unresolved at end of period	2	2

During the three months ended March 31, 2005, we settled a claim for approximately $0.9 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of March 31, 2006 asserted aggregate damages of approximately $64 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of March 31, 2006 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

We have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the three months ended March 31, 2006. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases reflects an increase in the number of underlying claims.

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

	Three months ended March 31, 2006	Three months ended March 31, 2005
Unresolved at beginning of period	576	398
Tendered during period	822	19
Resolved during period	51	9
Unresolved at end of period	1,347	408

We have never made any payments with respect to these cases. As of March 31, 2006, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2006.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Three months ended March 31, 2006	Three months ended March 31, 2005
Unresolved at beginning of period	34	29
Filed during period	3	4
Resolved during period	4	1
Unresolved at end of period	33	32

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $5,000 during each of the three months ended March 31, 2006 and 2005. As of March 31, 2006, we had an accrual of $0.5 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2006.

Environmental Enforcement Proceedings

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

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney’s fees to the Texas Attorney General. As of March 31, 2006, we have paid $3.5 million toward the penalty and $0.4 million for the attorney’s fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our financial condition, results of operations or cash flows.

Beginning in the third quarter of 2004 and extending through December 2005, we have received notifications of approximately eight separate enforcement actions from the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to air emissions at our Port Neches or our Port Arthur plant. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. TCEQ is seeking a combined penalty of approximately $0.6 million for five of these notices. TCEQ has not made a penalty proposal for two other notices, and the final notice is seeking a penalty of less than $5,000. Final resolution of these matters is subject to further negotiation between us and TCEQ. We do not believe that the resolution of these matters will result in the imposition of costs material to our financial condition, results of operations or cash flows.

During the first quarter of 2006, we disclosed to the TCEQ that our Conroe, Texas, facility has been out of compliance with Hazardous Air Pollutant (“HAP”) regulations. Prior calculations performed by outside consultants erroneously showed that the facility was not a “major” facility for HAP program purposes; that has now been shown to have been incorrect. The agency has indicated that there will likely be a penalty imposed, although the TCEQ has not proposed a specific penalty at this time.

By letter dated September 13, 2005, the Tamil Nadu Pollution Control Board (the “TNPCB”) issued an Order in follow-up to a Show Cause notice dated June 30, 2005, requiring a manufacturing facility of Petro Araldite Private Limited, a subsidiary of Huntsman Advanced Materials in Chennai, India, to close for one week and to submit an action plan and timeline to reduce chemical oxygen demand in its wastewater effluent. The facility complied with the order and submitted an action plan to the TNPCB, which has been accepted pending installation of assets to remedy the issue. The TNPCB has issued consents allowing the facility to stay in operation until September 30, 2006. Under these consents, the facility must have the wastewater controls installed and fully operational by that date in order to be allowed to continue operations. The proposed changes are being installed and we expect these modifications to resolve the current issues with the TNPCB. Ultimately, if the asset modifications do not resolve the effluent issue, or the TNPCB believes the plan or its implementation is inadequate, the TNPCB has the power to take further enforcement action, including shutting down the facility for a longer period or permanently, initiating criminal sanctions or imposing fines. Nevertheless, we believe that the investments in progress will fully resolve this matter. If they do not, however, the ultimate resolution will not have a material impact on our financial condition, results of operations or cash flows.

Antitrust Matters

We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the “Polyether Polyols” cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. Bayer has entered into a settlement agreement with the plaintiffs that is subject to approval by the court.

These consolidated cases are in the early stages of class certification discovery. The pleadings of the plaintiffs provide few specifics about any alleged illegal conduct of the defendants and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possible loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting production of documents relating to the businesses of TDI, MDI, polyether polyols and related systems. The other defendants in the Polyether Polyols cases have confirmed that they have also been served with subpoenas in this matter. We intend to cooperate fully with the investigation.

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

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See “Note 13. Environmental, Health and Safety Matters—Remediation Liabilities” below for a discussion of environmental remediation liabilities.

13.                               Environmental, Health and Safety Matters

General

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2006 and 2005, our capital expenditures for EHS matters totaled $6.7 million and $5.4 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

Environmental Litigation and Enforcement Proceedings

See “Note 12. Commitments and Contingencies—Legal Matters” for a discussion of environmental litigation and enforcement proceedings.

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

We have been notified by third parties of claims against us or our subsidiaries for cleanup liabilities at approximately 12 former facilities and third party sites, including but not limited to sites listed under CERCLA. Based on current information and past experience at other CERCLA sites, we do not expect any of these third party claims to result in a material liability to us.

Environmental Reserves

We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. We have accrued approximately $18 million and $25 million for environmental liabilities as of March 31, 2006 and December 31, 2005, respectively. These amounts do not include amounts recorded as asset retirement obligations. Of these amounts, approximately $6 million and $7 million are classified as accrued liabilities on our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively, and approximately $12 million and $18 million are classified as other noncurrent liabilities on our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess. We may be subject to additional environmental remediation liabilities in the future, and such liabilities could be material. However, because we are not able to estimate the amount or range of losses associated with such liabilities, we have made no accruals with respect to unasserted environmental remediation liabilities as of March 31, 2006.

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

In October 2003, the European Commission (“EC”) adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called “REACH” (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. On November 17, 2005, the European Parliament completed its first reading of the EC-drafted REACH legislation. Ministers from EU’s 25 member states (sitting as the Council) finalized their own position on the text on December 13, 2005, paving the way for final agreement between Parliament and the Council in late 2006 and for REACH to become law in early 2007. As proposed, REACH would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require expenditures by us. As currently envisioned, REACH would take effect in three primary stages over eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still in development.

MTBE Developments

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action. For example, about 25 states have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states. Those states account for a substantial portion of the “pre-ban” U.S. MTBE market. In addition, the Energy Policy Act of 2005 is now having an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates, as of May 6, 2006, the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. Although the full extent of the potential impact of the new law is still unclear, most gasoline refiners and distributors in the U.S. appear to have stopped using MTBE. A significant loss in demand for our MTBE in the U.S. could result in a material loss in revenues or material costs or expenditures.

In 2005, sales of MTBE comprised approximately 5% of our total revenues, and we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements in the U.S. will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, because we are not able to estimate the amount or range of losses associated with such litigation, we have made no accruals with respect to unasserted claims concerning the environmental effects of MTBE as of March 31, 2006.

14.                               Other Operating Expense

Other operating expense consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2006	2005
Foreign exchange losses	$1.1	$37.8
Other, net	1.5	6.9
Total other operating expense	$2.6	$44.7

15.                               Stock-Based Compensation Plans

We have one stock-based compensation plan, described below. The compensation cost for that plan was $3.5 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was nil for each of the three months ended March 31, 2006 and 2005.

Under the Huntsman Stock Incentive Plan (the “Stock Incentive Plan”), a plan approved by shareholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2006, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

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

	Three months ended
	March 31, 2006	March 31, 2005
Dividend yield	0.0%	0.0%
Expected volatility	23.1%	22.4%
Risk-free interest rate	4.6%	3.9%
Expected life of stock options granted during the period	6.6 years	6.6 years

Stock Options

A summary of stock option activity under the Stock Incentive Plan as of March 31, 2006 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2006	2,579	$22.56
Granted	1,660	20.50
Exercised	—	—
Forfeited/Expired	(28)	23.00
Outstanding at March 31, 2006	4,211	21.74	9.34	$17
Exercisable at March 31, 2006	758	23.00	8.87	—

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 was $7.29 per option. As of March 31, 2006, there was $23.6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. No option awards were exercised during the three months ended March 31, 2006 or 2005.

Nonvested shares

Nonvested shares granted under the plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2006 and changes during the three months then ended is presented below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(000)		(000)
Nonvested at January 1, 2006	737	$22.99	33	$23.00
Granted	459	20.50	24	20.50
Vested	(245)	23.00	(11)	23.00
Forfeited/Expired	(9)	23.00	—	—
Nonvested at March 31, 2006	942	21.77	46	21.72

As of March 31, 2006, there was $19.9 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The total fair value of shares that vested during the three months ended March 31, 2006 and 2005 was $5.9 million and nil, respectively.

16.                               Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire U.S. and a material portion of the non-U.S. net deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

Huntsman Corporation:

Income tax expense was $8.4 million for the three months ended March 31, 2006 and $32.1 million for the same period in 2005. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were 11% and 148% for the three months ended March 31, 2006 and March 31, 2005, respectively. Excluding the impact of the charge in 2005 for loss on early extinguishment of debt of $233 million, which is not benefited for tax purposes because of valuation allowances on net deferred tax assets, our effective income tax rate would have been 15% for the three months ended March 31, 2005. These effective tax rates of 11% and 15% are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, as well as earnings in tax jurisdictions with lower statutory rates.

Huntsman International:

Income tax expense was $13.7 million for the three months ended March 31, 2006 and $28.2 million for the same period in 2005. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were 17% and 19% for the three months ended March 31, 2006 and March 31, 2005, respectively. Excluding the impact of the charge in 2005 for loss on early extinguishment of debt of $74 million, which is not benefited for tax purposes because of valuation allowances on net deferred tax assets, our effective income tax rate would have been 13% for the three months ended March 31, 2005. These effective tax rates of 17% and 13% are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, as well as earnings in tax jurisdictions with lower statutory rates. Additionally, on August 16, 2005, we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, the tax expense at March 31, 2006 and March 31, 2005 are not comparable.

17.                               Discontinued Operations

On July 6, 2005, we sold our toluene di-isocyanate (“TDI”) business. The sale involved the transfer of our TDI customer list and sales contracts. We further agreed to discontinue the use of our remaining TDI assets. TDI has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations (dollars in millions):

	Three months ended March 31,
	2006	2005
Revenues	$—	$13.6
Costs and expenses	(0.5)	(16.2)
Operating loss	(0.5)	(2.6)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$(0.5)	$(2.6)

We expect to incur approximately $1.0 million of additional costs related to the TDI transaction by the end of the second quarter of 2006. The TDI business is reported in our Polyurethanes operating segment in our accompanying Condensed Consolidated Financial Statements (Unaudited).

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

In connection with our Reorganization Transaction and initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for the HMP Warrants. Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. All share and per share data reflected in our Condensed Consolidated Financial Statements (Unaudited) have been retroactively restated to give effect to the shares issued in connection with the Reorganization Transaction, the initial public offering of common stock and the shares issued in connection with the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period. As a result of the change in capital structure and declaration of dividends on our mandatorily convertible preferred shares in the first quarter of 2005, per share results for the three months ended March 31, 2006 and 2005 are not comparable.

Basic and diluted income (loss) per share is calculated as follows (in millions, except share amounts):

	Three Months Ended March 31,
	2006	2005
Basic and diluted income (loss) from continuing operations available to common stockholders (numerator):
Income (loss) from continuing operations before accounting change	$69.5	$(53.8)
Preferred stock dividends	—	(43.1)
Income (loss) from continuing operations available to common stockholders	$69.5	$(96.9)
Basic and diluted net income (loss) available to common stockholders (numerator):
Net income (loss)	$69.0	$(52.4)
Preferred stock dividends	—	(43.1)
Net income (loss) available to common stockholders	$69.0	$(95.5)

Shares (denominator):
Weighted average shares outstanding	220,554,906	220,451,484
Dilutive securities:
Stock-based awards	49,093	—
Preferred stock conversion	12,499,925	—
Total dilutive shares outstanding assuming conversion	233,103,924	220,451,484

Additional stock-based awards of 3,291,828 weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2006 and were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

19.                               Operating Segment Information

We report our operations through six operating segments:  Polyurethanes, Advanced Materials, Performance Products, Pigments, Polymers and Base Chemicals.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TPU, polyols, aniline, propylene oxide and MTBE (1)

Advanced Materials	Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives, tooling resins and stereolithography tooling resins and hybrid thermosets

Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols, and technology licenses

Pigments	Titanium dioxide

Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers

Base Chemicals	Olefins (primarily ethylene and propylene), butadiene (2), MTBE (2), benzene, cyclohexane and paraxylene

(1)           The propylene oxide/MTBE operations in our Polyurethanes segment are not included in the announced sale of our U.S. butadiene and MTBE business (operated in the Base Chemicals segment). See “Note 4. Business Combinations and Dispositions.”

(2)           We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; this transaction is expected to close in mid-2006. See “Note 4. Business Combinations and Dispositions.”

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

	Three months ended March 31,
	2006	2005
Net Sales:
Polyurethanes	$809.1	$879.9
Advanced Materials	307.2	311.5
Performance Products	490.3	520.7
Pigments	258.8	263.2
Polymers	439.4	413.6
Base Chemicals	1,090.6	1,187.0
Eliminations	(207.7)	(226.6)
Total	$3,187.7	$3,349.3

Huntsman Corporation:
Segment EBITDA (1):
Polyurethanes	$159.2	$185.7
Advanced Materials (2)	34.9	49.0
Performance Products	45.6	66.9
Pigments	33.3	39.3
Polymers	35.2	44.9
Base Chemicals	20.1	161.6
Corporate and other (2) (3)	(47.1)	(300.3)
Total EBITDA	281.2	247.1
Interest expense, net	(86.8)	(139.6)
Income tax expense (4)	(8.4)	(34.0)
Depreciation and amortization	(117.0)	(125.9)
Net income (loss)	$69.0	$(52.4)

Huntsman International:
Segment EBITDA (1):
Polyurethanes	$159.2	$185.7
Advanced Materials (2)	34.9	49.0
Performance Products	45.6	66.9
Pigments	33.3	39.3
Polymers	35.2	44.9
Base Chemicals	20.1	161.6
Corporate and other (2) (3)	(49.1)	(142.0)
Total EBITDA	279.2	405.4
Interest expense, net	(88.0)	(134.7)
Income tax expense (4)	(13.7)	(29.7)
Depreciation and amortization	(110.2)	(118.9)
Net income	$67.3	$122.1

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

(3)                                 EBITDA from corporate and other items includes unallocated corporate overhead, loss on early extinguishment of debt, loss on sale of accounts receivable, unallocated foreign exchange gains or losses and other non-operating income (expense).

(4)                                 Includes a tax expense of $1.9 million and $1.5 million for Huntsman Corporation and Huntsman International, respectively, in 2005 on the cumulative effect of change in accounting principle.

20.                               Subsequent Event

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire and the facility is not operational. Though investigators are in the very early stages of assessing the impact of the fire, it appears that the damage is significant and the plant could be off line for at least several months. The 50 employees and contractors working at the facility at the time of the incident were safely evacuated. None of our other Jefferson County, Texas manufacturing sites were damaged. However, we have been forced to idle our ethylene glycol unit at a neighboring facility due to the disruption of feedstocks provided by the damaged unit.

The Port Arthur facility, also known as the Light Olefins Unit, is part of our Base Chemicals segment and has an annual production capacity of 1.4 billion pounds of ethylene, or about 30% of our global capacity. It also has an annual capacity of 800 million pounds of propylene, 680 million pounds of cyclohexane and 460 million pounds of benzene.

We carry normal and customary insurance coverage for property damage and business interruption. The deductible for property damage is $10 million, while, generally, business interruption coverage does not apply for the first 60 days.

21.                               Condensed Consolidating Financial Statements of Huntsman International

The following unaudited condensed consolidating financial statements of Huntsman International present, in separate columns, financial information for the following:  Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International’s debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. There are no contractual restrictions limiting transfers of cash from Huntsman International’s guarantors to Huntsman International. Each of Huntsman International’s guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International’s notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 31, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$8.1	$11.7	$116.8	$—	$136.6
Accounts and notes receivables, net	91.5	478.7	782.7	—	1,352.9
Accounts receivable from affiliates	518.8	1,111.5	485.0	(2,103.2)	12.1
Inventories, net	126.2	376.8	811.2	(3.2)	1,311.0
Prepaid expenses	4.4	18.4	25.0	(7.2)	40.6
Deferred income taxes	45.5	—	0.3	(14.6)	31.2
Other current assets	4.4	1.3	31.1	(8.8)	28.0
Current assets held for sale	—	79.9	—	—	79.9
Total current assets	798.9	2,078.3	2,252.1	(2,137.0)	2,992.3

Property, plant and equipment, net	554.3	1,284.6	2,443.9	3.2	4,286.0
Investment in unconsolidated affiliates	3,632.7	2,307.8	84.6	(5,827.8)	197.3
Intangible assets, net	164.3	(4.5)	54.7	—	214.5
Goodwill	—	88.0	7.3	(4.1)	91.2
Deferred income taxes	—	19.8	94.2	(14.6)	99.4
Notes receivable from affiliates	2,160.8	1,831.8	1.0	(3,992.6)	1.0
Other noncurrent assets	83.5	134.3	409.9	—	627.7
Noncurrent assets held for sale	—	86.4	—	—	86.4
Total assets	$7,394.5	$7,826.5	$5,347.7	$(11,972.9)	$8,595.8

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$58.3	$324.3	$611.4	$—	$994.0
Accounts payable to affiliates	1,237.5	296.1	575.6	(2,102.9)	6.3
Accrued liabilities	109.6	139.8	340.9	(16.0)	574.3
Deferred income taxes	—	19.8	(2.7)	(14.6)	2.5
Current portion of long-term debt	10.0	9.1	22.9	—	42.0
Current liabilities held for sale	—	39.2	—	—	39.2
Total current liabilities	1,415.4	828.3	1,548.1	(2,133.5)	1,658.3

Long-term debt	4,369.9	2,131.3	1,957.3	(3,992.6)	4,465.9
Deferred income taxes	42.3	8.3	195.1	(14.6)	231.1
Other noncurrent liabilities	130.2	199.5	446.3	(0.9)	775.1
Noncurrent liabilities held for sale	—	1.3	—	—	1.3
Total liabilities	5,957.8	3,168.7	4,146.8	(6,141.6)	7,131.7

Minority interests	—	94.8	22.2	(89.6)	27.4
Members’ equity:
Members’ equity	2,797.5	3,846.1	1,262.0	(5,108.1)	2,797.5
Subsidiary preferred stock	—	73.5	1.4	(74.9)	—
(Accumulated deficit) retained earnings	(1,316.8)	532.7	13.3	(546.0)	(1,316.8)
Accumulated other comprehensive (loss) income	(44.0)	110.7	(98.0)	(12.7)	(44.0)
Total members’ equity	1,436.7	4,563.0	1,178.7	(5,741.7)	1,436.7
Total liabilities and members’ equity	$7,394.5	$7,826.5	$5,347.7	$(11,972.9)	$8,595.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$10.0	$7.9	$114.6	$—	$132.5
Accounts and notes receivables, net	88.6	537.5	849.1	—	1,475.2
Accounts receivable from affiliates	523.4	1,035.6	479.5	(2,028.1)	10.4
Inventories, net	129.7	428.0	753.2	(1.7)	1,309.2
Prepaid expenses	3.6	28.9	27.7	(14.3)	45.9
Deferred income taxes	45.5	—	0.3	(14.6)	31.2
Other current assets	27.7	1.7	49.1	(8.6)	69.9
Total current assets	828.5	2,039.6	2,273.5	(2,067.3)	3,074.3

Property, plant and equipment, net	559.3	1,383.8	2,390.4	3.2	4,336.7
Investment in unconsolidated affiliates	3,521.8	2,253.7	65.7	(5,665.6)	175.6
Intangible assets, net	170.4	(3.8)	55.4	—	222.0
Goodwill	—	88.0	7.3	(4.1)	91.2
Deferred income taxes	—	19.9	88.9	(14.6)	94.2
Notes receivable from affiliates	2,204.1	1,810.3	3.0	(4,014.4)	3.0
Other noncurrent assets	90.1	142.1	403.8	—	636.0
Total assets	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$78.7	$429.1	$584.9	$—	$1,092.7
Accounts payable to affiliates	1,214.8	282.9	539.3	(2,028.3)	8.7
Accrued liabilities	188.3	185.0	382.0	(23.0)	732.3
Deferred income taxes	—	19.9	(2.9)	(14.6)	2.4
Current portion of long-term debt	20.3	9.6	14.7	—	44.6
Total current liabilities	1,502.1	926.5	1,518.0	(2,065.9)	1,880.7

Long-term debt	4,358.1	2,134.6	1,935.0	(4,014.4)	4,413.3
Deferred income taxes	45.5	0.3	185.7	(14.6)	216.9
Other noncurrent liabilities	136.8	202.2	431.5	(0.5)	770.0
Total liabilities	6,042.5	3,263.6	4,070.2	(6,095.4)	7,280.9

Minority interests	—	84.7	15.6	(79.9)	20.4
Members’ equity:
Members’ equity	2,794.0	3,821.1	1,302.0	(5,123.1)	2,794.0
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,384.0)	421.6	8.5	(430.1)	(1,384.0)
Accumulated other comprehensive (loss) income	(78.3)	69.2	(109.7)	40.5	(78.3)
Total members’ equity	1,331.7	4,385.3	1,202.2	(5,587.5)	1,331.7
Total liabilities and members’ equity	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

 (Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$347.0	$1,229.5	$1,597.2	$—	$3,173.7
Related party sales	59.1	80.6	225.3	(351.0)	14.0
Total revenues	406.1	1,310.1	1,822.5	(351.0)	3,187.7

Cost of goods sold	323.2	1,162.9	1,668.4	(349.2)	2,805.3

Gross profit	82.9	147.2	154.1	(1.8)	382.4

Operating expenses:
Selling, general and administrative	60.6	25.9	86.1	(0.2)	172.4
Research and development	11.4	6.7	9.2	—	27.3
Other operating expense (income)	8.6	(8.9)	2.9	—	2.6
Restructuring, impairment and plant closing (credits) costs	(0.1)	0.9	7.0	—	7.8
Total expenses	80.5	24.6	105.2	(0.2)	210.1

Operating income	2.4	122.6	48.9	(1.6)	172.3
Interest expense, net	(49.2)	(3.3)	(35.5)	—	(88.0)
Gain (loss) on accounts receivable securitization program	2.1	(0.7)	(4.2)	—	(2.8)
Equity in income of unconsolidated affiliates and subsidiaries	113.6	10.6	0.7	(124.2)	0.7
Other expense	—	—	(0.3)	—	(0.3)
Income from continuing operations before income taxes and minority interest	68.9	129.2	9.6	(125.8)	81.9
Income tax expense	(1.1)	(8.1)	(4.5)	—	(13.7)
Minority interest in subsidiaries’ income	—	(10.1)	(0.3)	10.0	(0.4)
Income from continuing operations	67.8	111.0	4.8	(115.8)	67.8
Loss from discontinued operations, net of tax of nil	(0.5)	—	—	—	(0.5)
Net income	$67.3	$111.0	$4.8	$(115.8)	$67.3

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$338.1	$1,202.2	$1,784.3	$—	$3,324.6
Related party sales	85.2	70.9	268.4	(399.8)	24.7
Total revenues	423.3	1,273.1	2,052.7	(399.8)	3,349.3

Cost of goods sold	322.0	1,093.8	1,737.2	(398.6)	2,754.4

Gross profit	101.3	179.3	315.5	(1.2)	594.9

Operating expenses:
Selling, general and administrative	40.5	28.6	88.1	(0.2)	157.0
Research and development	8.9	6.6	8.8	—	24.3
Other operating expense	9.2	5.5	30.0	—	44.7
Restructuring, impairment and plant closing costs	—	3.3	7.1	—	10.4
Total expenses	58.6	44.0	134.0	(0.2)	236.4

Operating income	42.7	135.3	181.5	(1.0)	358.5
Interest expense, net	(72.4)	(21.7)	(40.6)	—	(134.7)
Gain (loss) on accounts receivable securitization program	3.3	(0.7)	(5.8)	—	(3.2)
Equity in income of unconsolidated affiliates and subsidiaries	216.8	191.0	2.3	(407.8)	2.3
Loss on early extinguishment of debt	(74.0)	—	—	—	(74.0)
Other income (expense)	0.2	—	(0.4)	—	(0.2)
Income from continuing operations before income taxes, minority interest and accounting change	116.6	303.9	137.0	(408.8)	148.7
Income tax benefit (expense)	8.2	(8.2)	(28.2)	—	(28.2)
Minority interest in subsidiaries’ income	(0.1)	(16.6)	(0.2)	16.9	—
Income from continuing operations	124.7	279.1	108.6	(391.9)	120.5
Loss from discontinued operations, net of tax of nil	(2.6)	—	—	—	(2.6)
Income before accounting change	122.1	279.1	108.6	(391.9)	117.9
Cumulative effect of change in accounting principle, net of tax of $1.5	—	—	4.2	—	4.2
Net income	$122.1	$279.1	$112.8	$(391.9)	$122.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(95.0)	$72.7	$98.2	$—	$75.9

Investing activities:
Capital expenditures	(6.7)	(13.0)	(84.4)	—	(104.1)
Investment in affiliates, net	29.1	(2.7)	(14.4)	(29.1)	(17.1)
Proceeds from sale of assets	—	0.6	7.9	—	8.5
Net cash provided by (used in) investing activities	22.4	(15.1)	(90.9)	(29.1)	(112.7)

Financing activities:
Net borrowings under revolving loan facilities	34.0	—	—	—	34.0
Net borrowings on overdraft	—	—	8.1	—	8.1
Repayment of long-term debt	(0.1)	(0.2)	(0.5)	—	(0.8)
Intercompany borrowings (repayments)	47.2	(52.2)	(24.1)	29.1	—
Proceeds from long-term debt	—	—	2.5	—	2.5
Repayment of notes payable	(9.8)	(0.4)	(0.2)	—	(10.4)
Contribution from minority shareholder	—	—	6.2	—	6.2
Other, net	—	(0.2)	2.2	—	2.0
Net cash provided by (used in) financing activities	71.3	(53.0)	(5.8)	29.1	41.6

Effect of exchange rate changes on cash	(0.6)	(0.8)	0.7	—	(0.7)

(Decrease) increase in cash and cash equivalents	(1.9)	3.8	2.2	—	4.1
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5
Cash and cash equivalents at end of period	$8.1	$11.7	$116.8	$—	$136.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$25.0	$31.9	$181.8	$—	$238.7

Investing activities:
Capital expenditures	(13.4)	(8.7)	(37.7)	—	(59.8)
Investment in affiliates, net	(0.8)	—	(8.1)	—	(8.9)
Proceeds from sale of assets	4.6	—	0.1	—	4.7
Change in restricted cash	—	(0.4)	—	—	(0.4)
Net cash used in investing activities	(9.6)	(9.1)	(45.7)	—	(64.4)

Financing activities:
Net (repayment) borrowings under revolving loan facilities	(63.6)	—	2.7	—	(60.9)
Repayment of long-term debt	(886.4)	(0.3)	—	—	(886.7)
Intercompany borrowings (repayments)	170.1	(7.9)	(162.2)	—	—
Proceeds from long term debt	2.5	—	—	—	2.5
Call premiums related to early extinguishment of debt	(65.5)	—	—	—	(65.5)
Repayment of notes payable	(10.2)	(0.5)	(0.8)	—	(11.5)
Contribution from parent	837.6	—	—	—	837.6
Contribution from minority shareholder	—	—	3.6	—	3.6
Other, net	(0.2)	—	0.1	—	(0.1)
Net cash used in financing activities	(15.7)	(8.7)	(156.6)	—	(181.0)

Effect of exchange rate changes on cash	(0.2)	—	(2.1)	—	(2.3)

(Decrease) increase in cash and cash equivalents	(0.5)	14.1	(22.6)	—	(9.0)
Cash and cash equivalents at beginning of period	7.3	14.0	222.2	—	243.5
Cash and cash equivalents at end of period	$6.8	$28.1	$199.6	$—	$234.5

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in our Annual Report on Form 10-K.

Overview

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 67 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 10,800 associates worldwide. Our businesses benefit from significant vertical integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the three months ended March 31, 2006 and 2005 of $3,187.7 million and $3,349.3 million, respectively.

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

Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of other materials by our products across a broad range of applications as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI.

In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity in Europe and a decline in the use of LAB in new detergent formulations have continued to impair our ability to increase prices in response to higher raw material costs. EG industry operating rates and profitability have declined during 2005 and during the first quarter of 2006 due to additional capacity coming on stream.

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

On February 24, 2006, we announced that we are evaluating strategic options for our business. This evaluation may lead to the sale of certain of our Base Chemicals or Polymers assets or a spin off of these segments and is consistent with our previously announced pending sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment. We are currently evaluating alternatives and there can be no assurance that we will spin off or otherwise divest our Base Chemicals and Polymers segments.

MTBE Developments

The global propylene oxide market is influenced by supply and demand imbalances. Propylene oxide demand is largely driven by growth in the polyurethane industry, and, as a result, growth rates for propylene oxide have generally exceeded GDP growth rates. As a co-product of our propylene oxide manufacturing process, we also produce MTBE. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. For a discussion of legal and regulatory developments that have resulted in the curtailment and potential elimination of MTBE in gasoline in the U.S. and elsewhere see “Note 13. Environmental, Health and Safety Matters—MTBE Developments” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. We have announced the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment; however, the propylene oxide/MTBE operations in our Polyurethanes segment are not included in this transaction, which is expected to close during the third quarter of 2006. See “—Recent Developments—Definitive Agreement to sell U.S. butadiene and MTBE business” below.

In 2005, sales of MTBE comprised approximately 5% of our total revenues, and we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements in the U.S. will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

Outlook

Our results for the first quarter of 2006 show improvement as compared to the hurricane-impacted results achieved in the fourth quarter of 2005. Sales volumes improved across most of our differentiated product lines as end-market demand continues to grow in North America, Europe and Asia. We expect that the improving trends that we experienced during the course of the first quarter will continue into the second quarter. In addition, margins in our Base Chemicals business in Europe should improve as pricing is expected to be stronger. However, our operations in North America will be negatively impacted by the fire damage at our Port Arthur, Texas olefins facility. For more information, see “Recent Developments—Fire Damage at Port Arthur, Texas Olefins Facility” below. Raw material and energy costs remain high and volatile and although the chemical industry has proven its ability to effectively manage through this type of environment, we remain concerned about the long-term impact that these high prices will have on global macroeconomic conditions.

Recent Developments

Amendment and Expansion of Accounts Receivable Securitization Program

As of March 31, 2006, our A/R Securitization Program had approximately $194.8 million in U.S. dollar equivalents in medium-term notes outstanding and approximately $152.9 million in U.S. dollar equivalents in commercial paper outstanding. On April 18, 2006, we completed an amendment and expansion of our A/R Securitization Program and added certain additional U.S. subsidiaries as additional receivables originators under the A/R Securitization Program. In connection with this amendment and expansion, the Receivables Trust redeemed in full all of the €90.5 million ($109.8 million) and $85.0 million in principal amount of the medium-term notes outstanding under the A/R Securitization Program. The amended A/R Securitization Program currently provides for financing through the commercial paper conduit portion of the program (in both U.S. dollars and euros). We also expanded the size of the commercial paper conduit portion of the A/R Securitization Program to a committed amount of approximately $500 million U.S. dollar equivalents for three years. The cost to the Receivables Trust on amounts drawn under the commercial paper conduit are at a rate of LIBOR and/or EUROBOR, as applicable, plus 60 basis points per annum based upon a pricing grid which is dependent upon our credit rating.

In connection with the amendment of the A/R Securitization Program, on April 18, 2006, we initially increased the amount of commercial paper outstanding to $475 million U.S. dollar equivalents. A portion of the net increase was used to fund the redemption of the medium-term notes and to repay $50 million U.S. dollar equivalents of term debt outstanding under our senior credit facilities. The agreements governing our senior credit facilities require us to prepay our term loan B borrowings with proceeds raised under the A/R Securitization Program in excess of $425 million.

Definitive Agreement to Sell the U.S. Butadiene and MTBE Business

On April 6, 2006, we entered into a definitive agreement to sell the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment for $269 million in cash, subject to customary adjustments. This transaction is expected to close by the third quarter of 2006, and we expect to record a gain on the sale upon closing. This business was deemed to be held for sale and the related assets and liabilities were classified as such in our March 31, 2006 balance sheet. We ceased depreciation of the related assets beginning in March 2006. The results of operations of this business are not classified as discontinued operations because of the expected continuing cash flows from our remaining MTBE business.

Pending Acquisition of Textile Effects Business

On February 20, 2006, we announced that we have entered into a definitive agreement to acquire the global textile effects business of Ciba Specialty Chemicals Inc. for CHF 332 million ($253 million). The purchase price will be reduced (i) by approximately CHF 75 million ($57 million) in assumed debt and unfunded pension and other post employment liabilities and (ii) up to approximately CHF 40 million ($31 million) in unspent restructuring costs. The final purchase price is subject to a working capital and net debt adjustment. The transaction is subject to customary terms and conditions and is expected to occur by the end of the third quarter of 2006.

Fire at the Port Arthur, Texas Olefins Manufacturing Plant

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire and the facility is not operational. Though investigators are in the very early stages of assessing the impact of the fire, it appears that the damage is significant and the plant could be off line for at least several months. The 50 employees and contractors working at the facility at the time of the incident were safely evacuated. None of our other Jefferson County, Texas manufacturing sites were damaged. However, we have been forced to idle our ethylene glycol unit at a neighboring facility due to the disruption of feedstocks provided by the damaged unit.

The Port Arthur facility, also known as the Light Olefins Unit, is part of our Base Chemicals segment and has an annual production capacity of 1.4 billion pounds of ethylene, or about 30% of our global capacity. It also has an annual capacity of 800 million pounds of propylene, 680 million pounds of cyclohexane and 460 million pounds of benzene.

We carry normal and customary insurance coverage for property damage and business interruption. The deductible for property damage is $10 million, while, generally, business interruption coverage does not apply for the first 60 days.

Huntsman Corporation Results of Operations

The following sets forth the unaudited condensed consolidated results of operations for Huntsman Corporation for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three months ended March 31,		Percent
	2006	2005	Change

Revenues	$3,187.7	$3,349.3	(5)%
Cost of goods sold	2,809.3	2,760.1	2%
Gross profit	378.4	589.2	(36)%
Operating expense	203.1	230.7	(12)%
Restructuring, impairment and plant closing costs	7.8	10.4	(25)%
Operating income	167.5	348.1	(52)%

Interest expense, net	(86.8)	(139.6)	(38)%
Loss on accounts receivable securitization program	(2.8)	(3.2)	(13)%
Equity in income of unconsolidated affiliates	0.7	2.3	(70)%
Loss on early extinguishment of debt	—	(233.0)	NM
Other (expense) income	(0.3)	3.7	NM
Income (loss) from continuing operations before income taxes, minority interest and accounting change	78.3	(21.7)	NM

Income tax expense	(8.4)	(32.1)	(74)%
Minority interest in subsidiaries’ income	(0.4)	—	NM
Income (loss) from continuing operations	69.5	(53.8)	NM

Loss from discontinued operations, net of tax of nil	(0.5)	(2.6)	(81)%
Cumulative effect of change in accounting principle, net of tax of $1.9	—	4.0	NM
Net income (loss)	69.0	(52.4)	NM

Interest expense, net	86.8	139.6	(38)%
Income tax expense (1)	8.4	34.0	(75)%
Depreciation and amortization	117.0	125.9	(7)%
EBITDA (2)	$281.2	$247.1	14%

Net cash provided by operating activities	$80.3	$240.7	(67)%
Net cash used in investing activites	(109.1)	(105.3)	4%
Net cash provided by (used in) financing activities	37.0	(119.9)	NM

NM—Not Meaningful

Included in EBITDA are the following items of (expense) income (dollars in millions):

	Three months ended March 31,
	2006	2005

Loss on early extinguishment of debt	$—	$(233.0)
Loss on accounts receivable securitization program	(2.8)	(3.2)
Loss from discontinued operations	(0.5)	(2.6)
Cumulative effect of change in accounting principle	—	5.9

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	2.2	(1.9)
Advanced Materials	(2.3)	—
Performance Products	(1.0)	(1.0)
Pigments	(2.5)	(2.9)
Polymers	(3.5)	(1.9)
Base Chemicals	(0.6)	(2.7)
Corporate and other	(0.1)	—

Total restructuring, impairment and plant closing costs	(7.8)	(10.4)

Total	$(11.1)	$(243.3)

(1)                                 Includes tax expense of $1.9 million on the cumulative effect of an accounting change in 2005.

(2)                                 EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor’s understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company’s capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to Huntsman Corporation’s net income (loss) and to Huntsman Corporation’s net cash provided by operations (dollars in millions):

	Three months ended March 31,
	2006	2005	Percent Change

EBITDA	$281.2	$247.1	14%
Depreciation and amortization	(117.0)	(125.9)	(7)%
Interest expense, net	(86.8)	(139.6)	(38)%
Income tax expense (1)	(8.4)	(34.0)	(75)%
Net income (loss)	69.0	(52.4)	NM
Cumulative effect of change in accounting principle	—	(4.0)	NM
Equity in income of unconsolidated affiliates	(0.7)	(2.3)	(70)%
Depreciation and amortization	117.0	125.9	(7)%
Noncash restructuring, impairment and plant closing costs	2.0	—	NM
Loss on early extinguishment of debt	—	233.0	NM
Noncash interest (income) expense	(1.7)	29.4	NM
Deferred income taxes	7.3	17.0	(57)%
Net unrealized loss on foreign currency transactions	6.7	23.6	(72)%
Other, net	4.6	(9.9)	NM
Changes in operating assets and liabilites	(123.9)	(119.6)	4%
Net cash provided by operating activities	$80.3	$240.7	(67)%

NM—Not Meaningful

(1)                                 Includes tax expense of $1.9 million on the cumulative effect of an accounting change in 2005.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005 — Huntsman Corporation

For the three months ended March 31, 2006, we had net income of $69.0 million on revenues of $3,187.7 million compared to a net loss of $52.4 million on revenues of $3,349.3 million for the 2005 period. The improvement of $121.4 million in net income was the result of the following items:

•                  Revenues for the three months ended March 31, 2006 decreased by $161.6 million, or 5%, as compared with the 2005 period due principally to lower average selling prices in our Advanced Materials and Pigments segments and lower sales volumes in our Polyurethanes, Performance Products and Base Chemicals segments. For further information regarding selling prices and sales volumes, see the discussion of our operating segments below.

•                  Gross profit for the three months ended March 31, 2006 decreased by $210.8 million, or 36%, as compared with the 2005 period. This decrease in gross profit, which occurred in all of our operating segments, was mainly due to lower margins, as raw material and energy costs increased more than average selling prices during the three months ended March 31, 2006 as compared with the 2005 period.

•                  Operating expenses for the three months ended March 31, 2006 decreased by $27.6 million, or 12%, as compared with the 2005 period, primarily due to lower foreign currency losses.

•                  Restructuring, impairment and plant closing costs for the three months ended March 31, 2006 decreased to $7.8 million from $10.4 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  Net interest expense for the three months ended March 31, 2006 decreased by $52.8 million, or 38%, as compared with the 2005 period, primarily due to lower average debt balances resulting from the repayment of debt during 2005 from the proceeds of our initial public offering in February 2005 and from our operating cash flows, and from lower average interest rates (despite higher underlying interest rates on variable rate borrowings).

•                  The loss on early extinguishment of debt during the three months ended March 31, 2005 resulted from the repayment of debt during 2005 from the proceeds of our initial public offering in February 2005 and from our operating cash flows.

•                  Income tax expense decreased by $23.7 million to an expense of $8.4 million for the three months ended March 31, 2006 as compared to an expense of $32.1 million for the same period in 2005. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense decreased while pre-tax income increased largely due to increased income in jurisdictions where no tax expense is provided because of the release of valuation allowances and due to decreased income in jurisdictions where tax expense would have been provided.

•                  In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit of $4.0 million ($0.02 per diluted share), net of tax of $1.9 million, recorded effective January 1, 2005.

Huntsman International Results of Operations

The following sets forth the unaudited condensed consolidated results of operations for Huntsman International for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three months ended
	March 31,		Percent
	2006	2005	Change

Revenues	$3,187.7	$3,349.3	(5)%
Cost of goods sold	2,805.3	2,754.4	2%
Gross profit	382.4	594.9	(36)%
Operating expenses	202.3	226.0	(10)%
Restructuring, impairment and plant closing costs	7.8	10.4	(25)%

Operating income	172.3	358.5	(52)%

Interest expense, net	(88.0)	(134.7)	(35)%
Loss on accounts receivable securitization program	(2.8)	(3.2)	(13)%
Equity in income of unconsolidated affiliates	0.7	2.3	(70)%
Loss on early extinguishment of debt	—	(74.0)	NM
Other expense	(0.3)	(0.2)	50%

Income from continuing operations before income taxes, minority interest and accounting change	81.9	148.7	(45)%
Income tax expense	(13.7)	(28.2)	(51)%
Minority interest in subsidiaries’ income	(0.4)	—	NM
Income from continuing operations	67.8	120.5	(44)%
Loss from discontinued operations, net of tax of nil	(0.5)	(2.6)	(81)%
Cumulative effect of change in accounting principle, net of tax of $1.5	—	4.2	NM
Net income	67.3	122.1	(45)%

Interest expense, net	88.0	134.7	(35)%
Income tax expense (1)	13.7	29.7	(54)%
Depreciation and amortization	110.2	118.9	(7)%
EBITDA (2)	$279.2	$405.4	(31)%

Net cash provided by operating activities	75.9	238.7	(68)%
Net cash used in investing activities	(112.7)	(64.4)	75%
Net cash provided by (used in) financing activities	41.6	(181.0)	NM

NM—Not Meaningful

Included in EBITDA are the following items of (expense) income (dollars in millions):

	Three months ended March 31,
	2006	2005

Loss on early extinguishment of debt	$—	$(74.0)
Loss on accounts receivable securitization program	(2.8)	(3.2)
Loss from discontinued operations	(0.5)	(2.6)
Cumulative effect of change in accounting principle	—	5.7

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	2.2	(1.9)
Advanced Materials	(2.3)	—
Performance Products	(1.0)	(1.0)
Pigments	(2.5)	(2.9)
Polymers	(3.5)	(1.9)
Base Chemicals	(0.6)	(2.7)
Corporate and other	(0.1)	—

Total restructuring, impairment and plant closing costs	(7.8)	(10.4)
Total	$(11.1)	$(84.5)

(1)                                 Includes tax expense of $1.5 million on the cumulative effect of an accounting change in 2005.

(2)                                 EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor’s understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company’s capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of Huntsman International as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to Huntsman International’s net income (loss) and to Huntsman International’s net cash provided by operations (dollars in millions):

	Three Months ended March 31,
	2006	2005	Percent Change

EBITDA	$279.2	$405.4	(31)%
Depreciation and amortization	(110.2)	(118.9)	(7)%
Interest expense, net	(88.0)	(134.7)	(35)%
Income tax expense (1)	(13.7)	(29.7)	(54)%
Net income	67.3	122.1	(45)%
Cumulative effect of change in accounting principle	—	(4.2)	NM
Equity in income of unconsolidated affiliates	(0.7)	(2.3)	(70)%
Depreciation and amortization	110.2	118.9	(7)%
Loss on early extinguishment of debt	—	74.0	NM
Noncash interest (income) expense	(0.7)	24.4	NM
Noncash restructuring, impairment and plant closing costs	2.0	—	NM
Deferred income taxes	12.7	16.9	(25)%
Net unrealized loss on foreign currency transactions	6.7	23.5	(71)%
Other, net	4.8	1.7	NM
Changes in operating assets and liabilites	(126.4)	(136.3)	(7)%
Net cash provided by operating activities	$75.9	$238.7	(68)%

NM—Not Meaningful

(1)                                 Includes tax expense of $1.5 million on the cumulative effect of an accounting change in 2005.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005 — Huntsman International

For the three months ended March 31, 2006, Huntsman International had net income of $67.3 million on revenues of $3,187.7 million compared to net income of $122.1 million on revenues of $3,349.3 million for the 2005 period. The decrease of $54.8 million in net income was the result of the following items:

•                  Revenues for the three months ended March 31, 2006 decreased by $161.6 million, or 5%, as compared with the 2005 period due principally to lower average selling prices in our Advanced Materials and Pigments segments and lower sales volumes in our Polyurethanes, Performance Products and Base Chemicals segments. For further information regarding selling prices and sales volumes, see the discussion of our operating segments below.

•                  Gross profit for the three months ended March 31, 2006 decreased by $212.5 million, or 36%, as compared with the 2005 period. This decrease in gross profit, which occurred in all of our operating segments, was mainly due to lower margins as raw material and energy costs increased more than average selling prices during the three months ended March 31, 2006 as compared with the 2005 period.

•                  Operating expenses for the three months ended March 31, 2006 decreased by $23.7 million, or 10%, as compared with the 2005 period, primarily due to lower foreign currency losses.

•                  Restructuring, impairment and plant closing costs for the three months ended March 31, 2006 decreased to $7.8 million from $10.4 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to Huntsman International’s Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  Net interest expense for the three months ended March 31, 2006 decreased by $46.7 million, or 35%, as compared with the 2005 period, primarily due to lower average debt balances resulting from the repayment of debt in 2005 from the proceeds Huntsman International received from Huntsman Corporation’s initial public offering in February 2005 and from operating cash flows, and from lower average interest rates (despite higher underlying interest rates on variable rate borrowings).

•                  The loss on early extinguishment of debt in the three months ended March 31, 2005 resulted from the repayment of debt in 2005 from the proceeds Huntsman International received from Huntsman Corporation’s initial public offering in February 2005 and from operating cash flows.

•                  Income tax expense decreased by $14.5 million to an expense of $13.7 million for the three months ended March 31, 2006 as compared to an expense of $28.2 million for the same period in 2005. Huntsman International’s tax obligations are affected by the mix of income and losses in the tax jurisdictions in which it operates. Tax expense decreased while pre-tax income increased largely due to increased income in jurisdictions where no tax expense is provided because of the release of valuation allowances and due to decreased income in jurisdictions where tax expense would have been provided. Additionally, on August 16, 2005, we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, the tax expense at March 31, 2006 and March 31, 2005 are not comparable.

•                  In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit of $4.2 million, net of tax of $1.5 million, recorded effective January 1, 2005.

Segment Results of Operations

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended March 31,		Percent
	2006	2005	Change
Revenues
Polyurethanes	$809.1	$879.9	(8)%
Advanced Materials	307.2	311.5	(1)%
Performance Products	490.3	520.7	(6)%
Pigments	258.8	263.2	(2)%
Polymers	439.4	413.6	6%
Base Chemicals	1,090.6	1,187.0	(8)%
Eliminations	(207.7)	(226.6)	(8)%
Total	$3,187.7	$3,349.3	(5)%

Huntsman Corporation Segment EBITDA
Polyurethanes	$159.2	$185.7	(14)%
Advanced Materials	34.9	49.0	(29)%
Performance Products	45.6	66.9	(32)%
Pigments	33.3	39.3	(15)%
Polymers	35.2	44.9	(22)%
Base Chemicals	20.1	161.6	(88)%
Corporate and other	(47.1)	(300.3)	(84)%
Total	$281.2	$247.1	14%

Huntsman International Segment EBITDA
Polyurethanes	$159.2	$185.7	(14)%
Advanced Materials	34.9	49.0	(29)%
Performance Products	45.6	66.9	(32)%
Pigments	33.3	39.3	(15)%
Polymers	35.2	44.9	(22)%
Base Chemicals	20.1	161.6	(88)%
Corporate and other	(49.1)	(142.0)	(65)%
Total	$279.2	$405.4	(31)%

Polyurethanes

For the three months ended March 31, 2006, Polyurethanes segment revenues decreased by $70.8 million, or 8%, as compared with the 2005 period, primarily as a result of lower sales volumes and lower average selling prices for MDI, offset somewhat by higher MTBE revenues. MDI revenues decreased by 11% due to 6% lower average selling prices and 5% lower sales volumes. The decrease in MDI sales volumes was driven mainly by slower construction activity related to colder than anticipated weather and slower demand in Asia. Lower average MDI prices resulted from the effects of currency fluctuation as the U.S. dollar strengthened against European currencies and lower global MDI capacity utilization. MTBE revenues increased by 10% as a result of 27% higher average selling prices, partially offset by 13% lower sales volumes. The increase in MTBE average selling prices was principally due to strong demand and tight supplies in the market. MTBE sales volumes decreased primarily due to an unplanned production outage at our propylene oxide/MTBE facility. Our propylene oxide/MTBE facility is now operating.

For the three months ended March 31, 2006, Polyurethanes segment EBITDA decreased by $26.5 million, or 14%, as compared with the 2005 period. Segment EBITDA decreased primarily due to lower sales volumes but was also negatively impacted by foreign exchange effects and higher raw material and energy costs. During the three months ended March 31, 2006, our Polyurethanes segment recorded a restructuring, impairment and plant closing credit of $2.2 million as compared with costs of $1.9 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Advanced Materials

Advanced Materials revenues for the three months ended March 31, 2006 decreased by $4.3 million, or 1%, as compared with the 2005 period, primarily as a result of a 7% decrease in average selling prices, partially offset by a 6% increase in sales volumes. Average selling prices were lower due to negative impacts of currency fluctuation as the U.S. dollar strengthened against European currencies, lower prices in certain markets and a negative value product mix in Asia, partially offset by higher average selling prices in the Americas. Sales volumes increased as a result of improved demand in our coatings, construction and adhesive market group and our power and electronics market groups.

Advanced Materials segment EBITDA for the three months ended March 31, 2006 decreased by $14.1 million, or 29%, as compared with the 2005 period. Segment EBITDA decreased primarily as a result of lower contribution margins from lower average selling prices, increases in raw material and energy costs and higher manufacturing costs. During the three months ended March 31, 2006 and 2005, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $2.3 million and nil, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Performance Products

For the three months ended March 31, 2006, Performance Products revenues decreased by $30.4 million, or 6%, as compared with the 2005 period, primarily as a result of lower sales volumes in certain product lines, offset somewhat by higher average selling prices for all major product lines except ethylene glycol. Overall, sales volumes declined by 17%, principally due to lower sales of ethylene glycol and certain surfactants. Average selling prices increased by 13% in response to higher raw material and energy costs, despite the negative impact on selling prices of currency fluctuation as the U.S. dollar strengthened against European currencies.

For the three months ended March 31, 2006, Performance Products segment EBITDA decreased by $21.3 million, or 32%, as compared with the 2005 period, resulting primarily from lower earnings in ethylene glycol where market conditions weakened. Elsewhere, higher raw material and energy prices were recovered through higher selling prices. In addition, during both the three months ended March 31, 2006 and 2005, our Performance Products segment recorded restructuring and plant closing charges of $1.0 million. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Pigments

For the three months ended March 31, 2006, Pigments revenues decreased by $4.4 million, or 2%, as compared with the 2005 period, resulting principally from a 5% decrease in average selling prices, partially offset by a 4% increase in sales volumes. Average selling prices decreased primarily in Europe as a result of the negative effect on selling prices of the strengthening of the U.S. dollar against major European currencies. Sales volumes were higher primarily due to improved customer demand in Europe and the Asia-Pacific region.

Pigments segment EBITDA for the three months ended March 31, 2006 decreased by $6.0 million, or 15%, as compared with the 2005 period, resulting primarily from lower contribution margins related to decreased average selling prices and higher direct costs. In addition, during the three months ended March 31, 2006 and 2005, our Pigments segment recorded restructuring, impairment and plant closing charges of $2.5 million and $2.9 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Polymers

For the three months ended March 31, 2006, Polymers revenues increased by $25.8 million, or 6%, as compared with the 2005 period, mainly due to an 11% increase in average selling prices and a 10% increase in sales volumes to outside customers. Average selling prices were higher primarily due to tighter market conditions and in response to an increase in raw material and energy costs. Sales volumes to outside customers increased as a result of improved demand in our U.S. markets, offset by continued weak demand for our Australian styrenics and expandable polystyrene products.

For the three months ended March 31, 2006, Polymers segment EBITDA decreased by $9.7 million, or 22%, as compared to the 2005 period. This decrease in segment EBITDA resulted from lower contribution margins as raw material and energy costs increased more than average selling prices. During the three months ended March 31, 2006 and 2005, our Polymers segment recorded restructuring, impairment and plant closing charges of $3.5 million and $1.9 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Base Chemicals

For the three months ended March 31, 2006, Base Chemicals revenues decreased by $96.4 million, or 8%, as compared with the 2005 period. This decrease was mainly due to an 18% decrease in sales volumes, partially offset by a 12% increase in average selling prices. The sales volume decrease was driven principally by unplanned outages at our Jefferson County, Texas production facilities which resulted from our inability to obtain sufficient energy from a supplier as a result of an outage at the supplier’s facility related to the 2005 Gulf Coast storms. Sales volumes also decreased due to lower demand in Europe. Higher average selling prices resulted primarily in response to higher raw material and energy costs, partially offset by negative impact of currency fluctuation as the U.S. dollar strengthened against European currencies.

For the three months ended March 31, 2006, Base Chemicals segment EBITDA decreased by $141.5 million, or 88%, as compared with the 2005 period. This decrease in segment EBITDA was primarily due to lower contribution margins as raw material and energy costs increased more than average selling prices, particularly in our U.K. operations. Segment EBITDA was also lower in 2006 due to lower sales volumes, particularly in our U.S. operations. During the three months ended March 31, 2006 and 2005, our Base Chemicals segment recorded restructuring charges of $0.6 million and $2.7 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Corporate and Other - Huntsman Corporation

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on the sale of accounts receivable, loss on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries’ (income) loss. For the three months ended March 31, 2006, EBITDA from corporate and other items improved by $253.2 million to a loss of $47.1 million from a loss of $300.3 million for the 2005 period. The improvement in the 2006 period EBITDA resulted primarily from a $233.0 million decrease in losses on early extinguishment of debt and to a $34.0 million reduction in unallocated foreign currency transaction losses, offset in part by higher overhead expenses.

Corporate and Other - Huntsman International

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on the sale of accounts receivable, loss on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries’ (income) loss. For the three months ended March 31, 2006, EBITDA from corporate and other items improved by $92.9 million to a loss of $49.1 million from a loss of $142.0 million for the 2005 period. The improvement in the 2006 period EBITDA resulted primarily from a $74.0 million decrease in losses on early extinguishment of debt and to a $34.0 million reduction in unallocated foreign currency transaction losses, offset in part by higher overhead expenses.

Liquidity and Capital Resources

The following is a discussion of the liquidity and capital resources of Huntsman Corporation. Pursuant to General Instructions H(1)(a) and (b) of Form 10-Q, Huntsman International is filing this report with a reduced disclosure format.

Cash

Net cash provided by operating activities for the three months ended March 31, 2006 and 2005 was $80.3 million and $240.7 million, respectively. The decrease in cash provided by operations was primarily attributable to a decrease in operating income of $180.6 million as described in “Huntsman Corporation Results of Operations” partially offset by a decrease in cash paid for interest of $23.6 million due to significantly lower debt levels.

Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $109.1 million and $105.3 million, respectively. During the three months ended March 31, 2006 and 2005, we invested $104.1 million and $59.8 million, respectively, in capital expenditures. The increase in 2006 capital expenditures was largely attributable to increased spending in our LDPE facility under construction at Wilton, U.K. During the first quarter of 2006, we spent $49.0 million on the construction of our Wilton, U.K. LDPE facility. In 2005, in connection with our initial public offering of the 5% mandatory convertible preferred stock on February 16, 2005, we prefunded our dividends through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million.

Net cash provided by (used in) financing activities for the three months ended March 31, 2006 was $37.0 million as compared with $(119.9) million in the 2005 period. This increase in net cash provided by financing activities is mainly a result of net repayments of debt during the three months ended March 31, 2005 of $1,510.2 million primarily as a result of our initial public offering of common stock and mandatory convertible preferred stock in the first quarter of 2005. In addition, as a result of our initial public offering, we received $1,491.9 million of net proceeds. Also, during the three months ended March 31, 2005, we used $105.3 million to pay premiums associated with repayment of indebtedness. During the three months ended March 31, 2006, we had net borrowings under our debt arrangements of $32.4 million resulting primarily from seasonal increases in working capital.

Changes in Financial Condition

The following information summarizes our working capital position as of March 31, 2006 and December 31, 2005 (dollars in millions):

	March 31,	December 31,	Increase
	2006	2005	(Decrease)	Percent Change
Current assets:
Cash and cash equivalents	$150.3	$142.8	$7.5	5%
Accounts and notes receivables, net	1,359.5	1,482.6	(123.1)	(8)%
Inventories, net	1,311.0	1,309.2	1.8	—
Prepaid expenses	43.4	46.2	(2.8)	(6)%
Deferred income taxes	31.2	31.2	—	—
Other current assets	42.1	84.0	(41.9)	(50)%
Current assets held for sale	79.9	—	79.9	NM
Total current assets	3,017.4	3,096.0	(78.6)	(3)%

Current liabilities:
Accounts payable	994.0	1,093.5	(99.5)	(9)%
Accrued liabilities	589.8	747.2	(157.4)	(21)%
Deferred income taxes	2.5	2.4	0.1	4%
Current portion of long-term debt	43.9	44.6	(0.7)	(2)%
Current liabilities held for sale	39.2	—	39.2	NM
Total current liabilities	1,669.4	1,887.7	(218.3)	(12)%
Working capital	$1,348.0	$1,208.3	$139.7	12%

NM—Not Meaningful

During the three months ended March 31, 2006, our working capital increased by $139.7 million as a result of the net impact of the following significant changes:

•                  The increase in cash and cash equivalents of $7.5 million resulted from the matters identified in the Consolidated Statements of Cash Flows contained in our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  The decrease in accounts receivable of $123.1 million was due principally to increased outstandings under our A/R Securitization Program of approximately $45.4 million, and the classification of $57.9 million of accounts receivable as held for sale and improved collections of accounts receivable.

•                  Other current assets decreased by $41.9 million related principally to a reduction in current taxes receivable.

•                  Changes in current assets and current liabilities held for sale relate to the pending sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment. See “Note 4. Business Combinations and Disposition” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  Accounts payable decreased by $99.5 million due mainly to the classification of $37.1 million of accounts payable as liabilities held for sale and the payment of accounts payable.

•                  Accrued liabilities decreased by $157.4 million due primarily to lower income and other taxes payable, payroll, accrued interest and rebate accruals.

Debt and Liquidity

During 2005, we completed a series of transactions designed to simplify our consolidated group’s financing and public reporting structure, to reduce our cost of borrowings and to facilitate other organizational efficiencies. On February 16, 2005, we completed our initial public offering of common and mandatory convertible preferred stock that resulted in approximately $1.5 billion in net proceeds, substantially all of which were used to repay indebtedness. On August 16, 2005, we completed the Huntsman LLC Merger and on December 20, 2005 we completed the Huntsman Advanced Materials Minority Interest Transaction. As a result of these transactions, we now operate all of our businesses through Huntsman International and substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries.

Subsidiary Debt

With the exception of our guarantee of certain debt of Huntsman Polyurethanes Shanghai Ltd. (“HPS”), our consolidated Chinese splitting joint venture, and certain indebtedness incurred from time to time to finance directors and officers insurance premiums as discussed in “—Other Debt” below, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries, and such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries respective operations.

Credit Facilities

As of March 31, 2006, the Senior Credit Facilities consisted of (i) a $650 million revolving facility (the “Revolving Facility”), (ii) a $1,986.5 million term loan B facility (the “Dollar Term Loan”), and (iii) a €95.3 million (approximately $115.6 million) euro term loan B facility (the “Euro Term Loan,” and collectively with the Dollar Term Loan, the “Term Loans”). As of March 31, 2006, there were $34.0 million of borrowings outstanding under the Revolving Facility, and we had $35.4 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility. As of March 31, 2006, the weighted average interest rate on the Senior Credit Facilities was approximately 6.4%, excluding the impact of interest rate hedges.

On April 18, 2006, we completed an amendment and expansion of our A/R Securitization Program and added certain additional U.S. subsidiaries as additional receivables originators under the program. For more information, see “Recent Developments—Amendment and Expansion of Accounts Receivable Securitization Program” above and “Off-Balance Sheet Arrangements” below. In connection with this amendment and expansion, we initially increased our outstandings under the commercial paper conduit program to $475 million U.S. dollar equivalents. A portion of the net increase was used to fund the redemption of medium-term notes issued under the A/R Securitization Program and to repay $50 million U.S. dollar equivalents of term debt outstanding under our Senior Credit Facilities. The agreements governing our Senior Credit Facilities require us to prepay our Term Loan with proceeds raised under the A/R Securitization Program in excess of $425 million. Following this repayment of the Term Loans, as of April 18, 2006, there is $1,938.8 million and €93.4 million ($113.3 million) outstanding on the Dollar Term Loan and the Euro Term Loan, respectively.

Secured Notes

On August 16, 2005, in connection with the Huntsman LLC Merger, Huntsman International entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 (the “2010 Secured Notes”). As of March 31, 2006, Huntsman International had outstanding $296.0 million aggregate principal amount ($293.7 million book value and $455.4 million original aggregate principal amount) of the 2010 Secured Notes, which are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year.

Senior Notes

As of March 31, 2006, Huntsman International had outstanding $450.0 million aggregate principal amount ($454.4 million book value) 9.875% senior notes due 2009 that were issued at a premium (the “2009 Senior Notes”). The 2009 Senior Notes are unsecured obligations. Interest on the 2009 Senior Notes is payable semiannually in March and September and these notes are redeemable after March 1, 2006 at 104.937% of the original aggregate principal amount thereof, declining ratably to par on and after March 1, 2008.

As of March 31, 2006, Huntsman International had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior unsecured fixed rate notes due 2012 (the “2012 Senior Fixed Rate Notes”) and $100.0 million senior unsecured floating rate notes due 2011 (the “2011 Senior Floating Rate Notes”). Interest on the 2012 Senior Fixed Rate Notes is payable semiannually in January and July of each year. Interest on the 2011 Senior Floating Rate Notes is at LIBOR plus 7.25% (11.85% as of March 31, 2006) and is payable quarterly in January, April, July and October of each year. The 2012 Senior Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The 2011 Senior Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008.

Subordinated Notes

As of March 31, 2006, Huntsman International had outstanding $175 million 7.375% senior subordinated notes due 2015 and €135 million ($163.8 million) 7.5% senior subordinated notes due 2015 (collectively, the “2015 Subordinated Notes”). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. Under the terms of a registration rights agreement among Huntsman International, the subsidiary guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Under the terms of the registration rights agreement, because we did not complete the exchange offer by this date, we are required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increases by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of March 31, 2006, we were paying an additional 0.75% on the 2015 Subordinated Notes. On April 4, 2006, Huntsman International filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the exchange offer. We believe that Huntsman International will complete the exchange offer within the next several months.

As of March 31, 2006, Huntsman International also had outstanding $366.1 million ($600 million original aggregate principal amount) and €372.0 million ($451.2 million) (€450 million original aggregate principal amount) 10.125% senior subordinated notes due 2009 (the “2009 Subordinated Notes” and, together with the 2015 Subordinated Notes, the “Subordinated Notes”). As of March 31, 2006, the 2009 Subordinated Notes have an unamortized premium of $3.7 million and are redeemable at 103.375% of the principal amount thereof, which declines to 101.688% on July 1, 2006 and to par on and after July 1, 2007.

As of March 31, 2006, Huntsman International had outstanding a combined total of $541.1 million and €507.0 million ($615.0 million) Subordinated Notes, plus $3.7 million of unamortized premium. Interest on the Subordinated Notes is payable semiannually in January and July of each year.

Other Debt

We maintain a $25.0 million multicurrency overdraft facility used for the working capital needs for our European subsidiaries (the “European Overdraft Facility”). As of March 31, 2006 there were $12.1 million of borrowings outstanding under the European Overdraft Facility.

HPS, one of our Chinese MDI joint ventures and our consolidated affiliate, has obtained secured loans for the construction of MDI production facilities near Shanghai, China. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of March 31, 2006, HPS had $20.5 million outstanding in

U.S. dollar borrowings and 202.0 million in RMB borrowings ($25.2 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of March 31, 2006, the interest rate was approximately 5.0% for U.S. dollar borrowings and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning no later than June 30, 2007. The financing is non-recourse to Huntsman International but is guaranteed during the construction phase by affiliates of HPS, including us. We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS is expected to begin operations at the beginning of the third quarter of 2006.

Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$87.8 million ($62.4 million) as of March 31, 2006. These facilities are non-recourse to us and bear interest at the Australian index rate plus a margin of 2.9%. As of March 31, 2006, the interest rate for these facilities was 8.6%.

We finance certain of our insurance premiums. As of March 31, 2006, we had $10.5 million in insurance premium financing, all of which is due in the next twelve months.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2006, we had approximately $755.9 million of combined cash and combined unused borrowing capacity, consisting of $150.3 million in cash, $580.6 million in availability under our Revolving Facility, $2.9 million attributable to our European Overdraft Facility and approximately $22.1 million in availability under our A/R Securitization Program.

We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course.

Capital Expenditures

Excluding capital expenditures that will be required related to the fire damage at our Port Arthur, Texas olefins facility (see “Recent Developments—Fire Damage at our Port Arthur, Texas Olefins Facility” above), we expect to spend approximately $575 million on capital projects in 2006, including approximately $200 million in capital expenditures on our LDPE facility at Wilton, UK. For more information concerning our expected 2006 capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K. We expect to finance our capital expenditure commitments through a combination of our cash flow from operations and financing arrangements.

Capital expenditures for the three months ended March 31, 2006 were $104.1 million as compared with $59.8 million in the 2005 period. The increase in capital expenditures in the 2006 period was largely attributable to increased capital expenditures at our Wilton, U.K. LDPE project which had $49 million in capital spending during the first quarter of 2006. During the three months ended March 31, 2006, we funded approximately $15 million as equity in HPS and HPS incurred $5.9 million of capital expenditures. During the three months ended March 31, 2006, we invested, as equity, approximately $14 million in Shanghai Isocyanate Investment BV (“SLIC”), our manufacturing joint venture with BASF AG and three Chinese chemical companies. These first quarter 2006 equity investments in HPS and SLIC represent our final scheduled equity contributions to these joint ventures. HPS and SLIC are expected to begin operations at the beginning of the third quarter of 2006.

Off-Balance Sheet Arrangements

Receivables Securitization

For a discussion of our receivables securitization, see “Note 8. Securitization of Accounts Receivable” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Financing of Chinese MDI Facilities

In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, will build three plants to manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, will build a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate.

On September 19, 2003, the joint ventures obtained secured financing for the construction of the production facilities. Details concerning HPS’s financing are described in “—Debt and Liquidity—Other Debt” above. SLIC obtained various committed loans in the aggregate amount of approximately $229 million in U.S. dollar equivalents. As of March 31, 2006, there were $82.0 million outstanding in U.S. dollar borrowings and 500.0 million in outstanding RMB ($62.4 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning not later than June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring, impairment and plant closing costs, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Environmental, Health and Safety Matters

For a discussion of environmental, health and safety matters, see “Note 13. Environmental, Health and Safety Matters” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Critical Accounting Policies

There have been no changes in the first quarter of 2006 with respect to our critical accounting policies as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K.

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

In connection with our pending acquisition of the global textile effects business of Ciba Specialty Chemicals Inc., the purchase price of which is denominated in Swiss Francs, on March 16, 2006, we entered into two foreign currency derivative instruments to limit a portion of our currency exposure resulting from the acquisition of the textile effects business. See “Note 4. Business Combinations and Dispositions,” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report. One of the derivatives is an option to purchase CHF65 million at a strike price of 1.2915. This option expires on July 14, 2006 and we paid approximately $1.4 million for this option. The other derivative is a no cost option to purchase CHF65 million at a strike price of 1.2673. However, this option has a “knock-in” strike price of 1.3500, meaning that if at any time prior to its July 14, 2006 expiration the Swiss Franc trades at or above 1.35000, then the option must be exercised at the strike price of 1.2673. Neither of these two options are designated as hedges for financial reporting purposes. As of March 31, 2006, the fair value of these options combined was $1.5 million.

A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in some cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future (“Permanent Loans”) and the designation of debt and swaps as hedges.

Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that designated Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2006, we have designated approximately €330.3 million of

Euro-denominated debt and €132.4 million of cross-currency rate swaps as a hedge of our net investments. As of March 31, 2006 we had approximately €1,159.9 million in net euro assets.

For further discussion of our derivative instruments and hedging activities, see “Note 7. Derivatives and Hedging Activities” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). During 2005 we engaged Ernst & Young LLP to assist our management in its documentation and evaluation of our internal controls. The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning this year with our Annual Report on Form 10-K to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls over financial reporting will be effective when Section 404 becomes applicable to us. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 12. Commitments and Contingencies—Legal Matters” and “Note 13. Environmental, Health and Safety Matters—Remediation Liabilities” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005 and as follows:

Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability, materially reduce our sales and/or materially increase our costs.

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere and has been curtailed and may be eliminated in the future by legislation or regulatory action. For example, about 25 states have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states. Those states account for a substantial portion of the “pre-ban” U.S. MTBE market. In addition, the Energy Policy Act of 2005 is now having an adverse impact on our MTBE business in the U.S., since it mandates increased use of renewable fuels and eliminates, as of May 6, 2006, the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. Although the full extent of the potential impact of the new law is still unclear, most gasoline refiners and distributors in the U.S. appear to have stopped using MTBE. A significant loss in demand for our MTBE in the U.S. could result in a material loss in revenues or material costs or expenditures.

In 2005, sales of MTBE comprised approximately 5% of our total revenues, and we marketed approximately 95% of our MTBE to customers located in the U.S. for use as a gasoline additive. Most of our 2005 sales of MTBE to U.S. customers were made pursuant to long-term agreements. During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements in the U.S. will terminate. We anticipate that our 2006 sales of MTBE in the U.S. will decrease substantially as compared to 2005 levels. We have entered into sales agreements to sell a significant percentage of our MTBE into the Latin American market, and we currently believe that we could also sell MTBE relatively efficiently in Europe and Asia. Nevertheless, as a result of varying market prices and transportation costs, sales of MTBE in markets outside the U.S. may produce lower margins than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require us to make significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the first quarter of 2006. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	—	—	—
February	65,665	$20.70	—	—
March	—	—	—	—
Total	65,665	$20.70	—	—

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 4, 2006. The first item of business was the election of three Class II directors. The votes were tabulated as follows: 187,311,237 votes were cast for Peter R. Huntsman and 7,821,564 votes were withheld; 184,791,971 votes were cast for Wayne A. Reaud and 10,340,830 votes were withheld; and 187,322,146 votes were cast for Alvin V. Shoemaker and 7,810,655 votes were withheld. The second item of business was a proposal to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006. The votes were tabulated as follows: 194,865,275 were cast for, 258,732 were cast against, and 8,794 abstained.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

Pursuant to our aircraft use policy, on May 4, 2006, the compensation committee of the board of directors of our Company approved, for 2006, up to $400,000 of personal use of company aircraft without cost by our chairman of the board and unlimited personal use of company aircraft without cost by our chief executive officer.

On May 4, 2006, the board of directors of our Company approved one-time awards of additional cash compensation for each outside director, as follows: $100,000 for Alvin V. Shoemaker and $50,000 for each of Nolan D. Archibald, Marsha J. Evans, H. William Lichtenberger, Richard Michaelson and Wayne A. Reaud. The additional compensation was awarded in recognition of Mr. Shoemaker’s service as chairman, and the other outside directors’ service as members, of a special committee of the board of directors that was formed to review and evaluate certain proposed business combination transactions. The special committee was dissolved in February 2006.

ITEM 6. EXHIBITS

2.1

Asset Purchase Agreement by and among Huntsman Petrochemical Corporation, Huntsman Fuels, L.P. and Texas Petrochemicals, L.P. dated as of April 5, 2006 (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on April 5, 2006).

10.1	Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P.Morgan Bank (Ireland), as trustee, dated as of April 18, 2006.

10.2

Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006.

10.3	Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006.

10.4

Second Amended and Restated Servicing Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC, dated as of April 18, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

By:	/s/ L. RUSSELL HEALY
L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

2.1

Asset Purchase Agreement by and among Huntsman Petrochemical Corporation, Huntsman Fuels, L.P. and Texas Petrochemicals, L.P. dated as of April 5, 2006 (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on April 5, 2006).

10.1	Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P.Morgan Bank (Ireland), as trustee, dated as of April 18, 2006.

10.2

Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006.

10.3	Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006.

10.4

Second Amended and Restated Servicing Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC, dated as of April 18, 2006.

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