Form 10-Q
period 2006-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2006-08-09
CIK 1307954, 1089748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
YES ☐  NO ☒

On August 8, 2006, 221,572,172 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$200.1	$142.8
Restricted cash	32.9	—
Accounts receivable (net of allowance for doubtful accounts of $35.0 and $33.7, respectively)	1,686.4	1,475.2
Accounts receivable from affiliates	14.7	7.4
Inventories, net	1,545.6	1,309.2
Prepaid expenses	49.2	46.2
Deferred income taxes	45.0	31.2
Other current assets	63.7	84.0
Total current assets	3,637.6	3,096.0

Property, plant and equipment, net	4,646.4	4,643.2
Investment in unconsolidated affiliates	198.5	175.6
Intangible assets, net	203.2	216.3
Goodwill	91.3	91.2
Deferred income taxes	120.3	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	545.7	551.0
Total assets	$9,443.0	$8,870.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,134.0	$1,093.5
Accrued liabilities	659.2	747.2
Deferred income taxes	38.3	2.4
Current portion of long-term debt	173.4	44.6
Total current liabilities	2,004.9	1,887.7

Long-term debt	4,258.7	4,413.3
Deferred income taxes	289.3	258.3
Other noncurrent liabilities	923.2	770.2
Total liabilities	7,476.1	7,329.5

Minority interests in common stock of consolidated subsidiaries	27.7	20.4

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,572,172 issued and 220,639,687 outstanding in 2006 and 221,200,997 issued and 220,451,484 outstanding in 2005	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,792.8	2,779.8
Unearned stock-based compensation	(17.0)	(11.8)
Accumulated deficit	(1,175.3)	(1,505.8)
Accumulated other comprehensive income (loss)	49.0	(31.3)
Total stockholders’ equity	1,939.2	1,520.6
Total liabilities and stockholders’ equity	$9,443.0	$8,870.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Trade sales, services and fees	$3,315.9	$3,278.4	$6,489.6	$6,603.0
Related party sales	28.0	61.1	42.0	85.8
Total revenues	3,343.9	3,339.5	6,531.6	6,688.8
Cost of goods sold	2,885.7	2,830.1	5,695.0	5,590.2

Gross profit	458.2	509.4	836.6	1,098.6

Operating expenses:
Selling, general and administrative	184.1	170.6	357.3	332.3
Research and development	26.0	25.6	53.3	49.9
Other operating (income) expense	(96.5)	5.3	(93.9)	50.0
Restructuring, impairment and plant closing costs	9.2	18.8	17.0	29.2
Total expenses	122.8	220.3	333.7	461.4

Operating income	335.4	289.1	502.9	637.2

Interest expense, net	(94.6)	(101.1)	(181.4)	(240.7)
Loss on accounts receivable securitization program	(5.3)	(2.4)	(8.1)	(5.6)
Equity in income of unconsolidated affiliates	1.4	2.9	2.1	5.2
Loss on early extinguishment of debt	—	(2.0)	—	(235.0)
Other income (expense)	0.4	(4.5)	0.1	(0.8)

Income from continuing operations before income taxes and minority interest	237.3	182.0	315.6	160.3

Income tax expense	(24.3)	(29.0)	(32.7)	(61.1)
Minority interest in subsidiaries’ (income) loss	(0.3)	0.1	(0.7)	0.1

Income from continuing operations	212.7	153.1	282.2	99.3
Loss from discontinued operations, net of tax of nil	(0.3)	(40.4)	(0.8)	(43.0)

Income before extraordinary gain and accounting change	212.4	112.7	281.4	56.3
Extraordinary gain on the acquisition of a business, net of tax of nil	50.5	—	50.5	—
Cumulative effect of change in accounting principle, net of tax of $1.9	—	—	—	4.0

Net income	262.9	112.7	331.9	60.3
Preferred stock dividends	—	—	—	(43.1)
Net income available to common stockholders	$262.9	$112.7	$331.9	$17.2

Net income	$262.9	$112.7	$331.9	$60.3
Other comprehensive income (loss)	49.3	(105.0)	80.3	(151.6)
Comprehensive income (loss)	$312.2	$7.7	$412.2	$(91.3)

(continued)

Huntsman Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and
Comprehensive Income (loss) (UNaudited)—Continued
(In Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic income per share:
Income from continuing operations	$0.96	$0.69	$1.28	$0.25
Loss from discontinued operations, net of tax	—	(0.18)	—	(0.19)
Extraordinary gain on the acquisition of a business, net of tax	0.23	—	0.22	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02

Net income	$1.19	$0.51	$1.50	$0.08

Weighted average shares	220.6	220.5	220.6	220.5

Diluted income per share:
Income from continuing operations	$0.91	$0.66	$1.21	$0.25
Loss from discontinued operations, net of tax	—	(0.18)	—	(0.19)
Extraordinary gain on the acquisition of a business, net of tax	0.22	—	0.21	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02

Net income	$1.13	$0.48	$1.42	$0.08

Weighted average shares	233.2	233.0	233.1	220.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$331.9	$60.3
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	(50.5)	—
Cumulative effect of change in accounting principle, net of tax	—	(4.0)
Equity in income of unconsolidated affiliates	(2.1)	(5.2)
Depreciation and amortization	234.5	249.4
Provision for (reversal of) losses on accounts receivable	2.2	(3.9)
(Gain) loss on disposal of assets	(92.4)	1.1
Loss on pending disposal of discontinued operations	—	36.4
Loss on early extinguishment of debt	—	235.0
Noncash interest expense	2.1	37.6
Noncash restructuring, impairment and plant closing costs	12.3	0.1
Deferred income taxes	18.4	28.1
Net unrealized loss on foreign currency transactions	26.9	12.6
Stock-based compensation	8.2	3.8
Minority interest in subsidiaries’ income (loss)	0.7	(0.1)
Other, net	(9.1)	(14.1)
Changes in operating assets and liabilities:
Accounts receivable	63.3	75.7
Inventories, net	23.1	(79.9)
Prepaid expenses	1.3	27.5
Other current assets	38.6	(7.6)
Other noncurrent assets	(41.7)	9.2
Accounts payable	(81.8)	(61.9)
Accrued liabilities	(140.7)	(113.2)
Other noncurrent liabilities	(21.7)	(32.0)
Net cash provided by operating activities	323.5	454.9

Investing Activities:
Capital expenditures	(211.3)	(128.7)
Acquisition of business, net of cash acquired	(136.0)	—
Investment in unconsolidated affiliates, net	(14.4)	(8.4)
Proceeds from sale of assets	201.1	4.8
Net proceeds from (investment in) government securities, restricted as to use	7.2	(40.9)
Change in restricted cash	(32.9)	(4.6)
Net cash used in investing activities	(186.3)	(177.8)

Financing Activities:
Net repayments under revolving loan facilities	(1.9)	(53.0)
Net repayments on overdraft facility	(6.2)	—
Repayment of long-term debt	(69.5)	(1,584.1)
Proceeds from long-term debt	22.9	6.2
Call premiums related to early extinguishment of debt	—	(106.7)
Repayment of notes payable	(22.3)	(14.9)
Dividend paid to preferred stockholders	(7.2)	(3.6)
Net proceeds from issuance of common and preferred stock	—	1,491.9
Contribution from minority shareholder	6.2	3.6
Other, net	—	(2.6)
Net cash used in financing activities	(78.0)	(263.2)
Effect of exchange rate changes on cash	(1.9)	(5.9)
Increase in cash and cash equivalents	57.3	8.0
Cash and cash equivalents at beginning of period	142.8	243.2
Cash and cash equivalents at end of period	$200.1	$251.2
Supplemental cash flow information:
Cash paid for interest	$182.9	$206.8
Cash paid for income taxes	12.4	13.3

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	June 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$186.2	$132.5
Restricted cash	32.9	—
Accounts receivable (net of allowance for doubtful accounts of $35.0 and $33.7, respectively)	1,686.4	1,475.2
Accounts receivable from affiliates	20.2	10.4
Inventories, net	1,545.6	1,309.2
Prepaid expenses	47.4	45.9
Deferred income taxes	40.6	31.2
Other current assets	49.4	69.9
Total current assets	3,608.7	3,074.3

Property, plant and equipment, net	4,353.8	4,336.7
Investment in unconsolidated affiliates	198.5	175.6
Intangible assets, net	208.7	222.0
Goodwill	91.3	91.2
Deferred income taxes	120.3	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	635.8	636.0
Total assets	$9,217.1	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,134.0	$1,092.7
Accounts payable to affiliates	6.5	8.7
Accrued liabilities	643.9	732.3
Deferred income taxes	38.3	2.4
Current portion of long-term debt	172.3	44.6
Total current liabilities	1,995.0	1,880.7

Long-term debt	4,258.7	4,413.3
Deferred income taxes	282.0	216.9
Other noncurrent liabilities	934.8	770.0
Total liabilities	7,470.5	7,280.9

Minority interests in common stock of consolidated subsidiaries	27.7	20.4

Commitments and contingencies (Notes 12 and 13)

Members’ equity:
Members’ equity, 2,728 units issued and outstanding	2,802.1	2,794.0
Accumulated deficit	(1,096.4)	(1,384.0)
Accumulated other comprehensive income (loss)	13.2	(78.3)
Total members’ equity	1,718.9	1,331.7
Total liabilities and members’ equity	$9,217.1	$8,633.0

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Trade sales, services and fees	$3,315.9	$3,278.4	$6,489.6	$6,603.0
Related party sales	28.0	61.1	42.0	85.8
Total revenues	3,343.9	3,339.5	6,531.6	6,688.8
Cost of goods sold	2,882.4	2,826.4	5,687.7	5,580.8

Gross profit	461.5	513.1	843.9	1,108.0

Operating expenses:
Selling, general and administrative	183.4	173.5	355.8	330.5
Research and development	26.0	25.6	53.3	49.9
Other operating (income) expense	(96.5)	5.3	(93.9)	50.0
Restructuring, impairment and plant closing costs	9.2	18.8	17.0	29.2
Total expenses	122.1	223.2	332.2	459.6

Operating income	339.4	289.9	511.7	648.4

Interest expense, net	(95.7)	(102.1)	(183.7)	(236.8)
Loss on accounts receivable securitization program	(5.3)	(2.4)	(8.1)	(5.6)
Equity in income of unconsolidated affiliates	1.4	2.9	2.1	5.2
Loss on early extinguishment of debt	—	(2.0)	—	(76.0)
Other income (expense)	0.4	(0.9)	0.1	(1.1)

Income from continuing operations before income taxes and minority interest	240.2	185.4	322.1	334.1

Income tax expense	(65.1)	(40.4)	(78.8)	(68.6)
Minority interest in subsidiaries’ (income) loss	(0.3)	0.1	(0.7)	0.1

Income from continuing operations	174.8	145.1	242.6	265.6
Loss from discontinued operations, net of tax of nil	(0.3)	(40.4)	(0.8)	(43.0)

Income before extraordinary gain and accounting change	174.5	104.7	241.8	222.6
Extraordinary gain on the acquisition of a business, net of tax of nil	46.1	—	46.1	—
Cumulative effect of change in accounting principle, net of tax of $1.5	—	—	—	4.2

Net income	220.6	104.7	287.9	226.8
Other comprehensive income (loss)	57.2	(104.9)	91.5	(155.2)
Comprehensive income (loss)	$277.8	$(0.2)	$379.4	$71.6

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$287.9	$226.8
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	(46.1)	—
Cumulative effect of change in accounting principle, net of tax	—	(4.2)
Equity in income of unconsolidated affiliates	(2.1)	(5.2)
Depreciation and amortization	220.9	236.1
Provision for (reversal of) losses on accounts receivable	2.2	(3.9)
(Gain) loss on disposal of assets	(92.4)	1.1
Loss on pending disposal of discontinued operations	—	36.4
Loss on early extinguishment of debt	—	76.0
Noncash interest expense	4.1	31.4
Noncash restructuring, impairment and plant closing costs	12.3	0.1
Deferred income taxes	64.5	38.3
Net unrealized loss on foreign currency transactions	26.9	12.6
Minority interest in subsidiaries’ income (loss)	0.7	(0.1)
Other, net	1.5	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	63.3	75.7
Inventories, net	23.1	(79.9)
Prepaid expenses	(0.1)	28.7
Other current assets	38.6	(7.6)
Other noncurrent assets	(53.4)	(2.7)
Accounts payable	(81.8)	(61.9)
Accrued liabilities	(141.3)	(106.6)
Other noncurrent liabilities	(10.7)	(30.5)
Net cash provided by operating activities	318.1	460.2
Investing Activities:
Capital expenditures	(211.3)	(128.7)
Acquisition of business, net of cash acquired	(136.0)	—
Investment in unconsolidated affiliates, net	(14.4)	(8.4)
Proceeds from sale of assets	201.1	4.8
Change in restricted cash	(32.9)	(4.6)
Net cash used in investing activities	(193.5)	(136.9)
Financing Activities:
Net repayments under revolving loan facilities	(1.9)	(53.0)
Net repayments on overdraft facility	(6.2)	—
Repayment of long-term debt	(69.5)	(1,037.8)
Proceeds from long-term debt	22.9	6.2
Call premiums related to early extinguishment of debt	—	(65.5)
Repayment of notes payable	(20.5)	(13.9)
Contribution from parent	—	837.6
Contribution form minority shareholder	6.2	3.6
Other, net	—	(0.4)
Net cash used in financing activities	(69.0)	(323.2)
Effect of exchange rate changes on cash	(1.9)	(5.9)
Increase (decrease) in cash and cash equivalents	53.7	(5.8)
Cash and cash equivalents at beginning of period	132.5	243.5
Cash and cash equivalents at end of period	$186.2	$237.7
Supplemental cash flow information:
Cash paid for interest	$183.3	$206.8
Cash paid for income taxes	12.4	13.3

Supplemental non-cash information:

On February 28, 2005, HMP contributed Huntsman International Holdings’ senior subordinated discount notes at an accreted value of $422.8 million to Huntsman International in exchange for equity. During the six months ended June 30, 2006 and 2005, Huntsman Corporation contributed $8.2 million and $3.8 million, respectively, to Huntsman International related to stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             General

Certain Definitions

“Company,” “our,” “us,” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International Holdings” refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman International” refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Huntsman Advanced Materials” refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman LLC” refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); “SLIC” refers to Shanghai Isocynate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); “HMP” refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into us on March 17, 2005); and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner of HMP Equity Trust).

Description of Business

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which are marketed in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber industries and textile industries. We are a leading global producer in many of our key product lines, including methylene diphenyl diisocyanate (“MDI”), amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide.

Company

We were formed in 2004 to hold, among other things, the equity interests of Huntsman International, Huntsman Advanced Materials and Huntsman LLC. Huntsman International was formed in 1999 to operate businesses acquired in a transaction among Huntsman International Holdings, Huntsman Specialty Chemicals Corporation and Imperial Chemical Industries PLC (“ICI”).

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

•      On December 20, 2005, we agreed to pay $125 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of Huntsman Advanced Materials that we did not already own. In conjunction with this acquisition, we amended our senior secured credit facilities and increased our existing term loan B by $350 million. We used proceeds from the increased term loan, together with approximately $74 million of cash on hand, to acquire the equity interest in Huntsman Advanced Materials, to redeem Huntsman Advanced Materials’ $250 million of outstanding 11% senior secured notes due 2010, to pay $35.6 million in call premiums plus accrued interest, and to pay other related costs. We then contributed our 100% ownership interest in Huntsman Advanced Materials to Huntsman International (the “Huntsman Advanced Materials Minority Interest Transaction”).

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

Accounting for Certain Transactions

The Reorganization Transaction was accounted for as an exchange of shares between entities under common control similar to the pooling method. Our Condensed Consolidated Financial Statements (Unaudited) presented herein reflect the results of operations and cash flows as if Huntsman Holdings, LLC and our Company were combined for all periods presented.

The Affiliate Mergers and the Huntsman Advanced Materials Minority Interest Transaction were accounted for as an exchange of shares between entities under common control similar to the pooling method. Huntsman International’s Condensed Consolidated Financial Statements (Unaudited) presented herein reflect the results of operations and cash flows as if Huntsman International Holdings, Huntsman LLC, Huntsman Advanced Materials and Huntsman International were combined for all periods presented.

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

Interim Financial Statements

Our interim Condensed Consolidated Financial Statements (Unaudited) and Huntsman International’s interim Condensed Consolidated Financial Statements (Unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 for each of our Company and Huntsman International.

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

2.             Recently Issued Accounting Pronouncements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs—an amendment of ARB No. 43, on January 1, 2006. SFAS No. 151 requires abnormal amounts of idle facility expense, freight costs, handling costs and wasted material expense to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on our consolidated financial statements.

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

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, Accounting for Purchase and Sales of Inventory with the Same Counterparty, that requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the carrying amounts. This pronouncement is effective for transactions entered into or modified after March 31, 2006. The adoption of EITF Issue No. 04-13 did not have a significant impact on our consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, that concludes that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement accumulates; therefore, such benefits should be accrued over the required service period. This pronouncement is effective for fiscal years beginning after December 15, 2006. We are evaluating this pronouncement to determine its impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing FIN 48 to determine its impact on our consolidated financial statements.

3.             Inventories

Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2006	2005

Raw materials and supplies	$340.5	$374.1
Work in progress	210.8	82.1
Finished goods	1,110.6	988.1
Total	1,661.9	1,444.3

LIFO reserves	(100.9)	(119.7)
Lower of cost or market reserves	(15.4)	(15.4)
Net	$1,545.6	$1,309.2

As of June 30, 2006 and December 31, 2005, approximately 15% and 21%, respectively, of inventories were recorded using the last-in, first-out cost method.

In the normal course of operations, we exchange raw materials with other companies. No gains or losses are recognized on these exchanges and the net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at June 30, 2006 was $1.8 million (10.9 million pounds of feedstock and products). The amount included in inventory under open exchange agreements payable by us at December 31, 2005 was $3.8 million (8.8 million pounds of feedstock and products).

4.             Business Disposition and Combination

Sale of U.S. Butadiene and MTBE Business

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. The total sales price was approximately $262 million, of which $192 million was paid at closing, while the additional $70 million will be payable after the restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see “Note 16. Port Arthur, Texas Plant Fire”) and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant and that the restart occurs within 30 months of this sale. The final purchase price also remains subject to a customary post-closing working capital adjustment in the third quarter of 2006. In connection with this sale, we recognized a pre-tax gain of $90.9 million, of which $9.5 million was due to the liquidation of LIFO reserves. We expect to recognize an additional pre-tax gain of $70 million upon completion of the conditions referenced above.

The carrying value of the assets sold at June 27, 2006 was as follows (dollars in millions):

ASSETS
Accounts and notes receivable, net	$67.5
Inventories, net	11.8
Other current assets	2.6
Property, plant and equipment, net	83.2
Other noncurrent assets	2.0
Total assets	167.1
LIABILITIES
Accounts payable	64.6
Accrued liabilities	0.1
Other noncurrent liabilities	1.3
Total liabilities	66.0
Net assets	$101.1

The results of operations of this business have not been classified as a discontinued operation under applicable accounting rules because of the expected continuing cash flows from the MTBE business we continue to operate in our Polyurethanes segment.

In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from (i) the breach of representations and warranties contained in the asset purchase agreement, (ii) any pre-sale liabilities related to the pre-sale operations of the assets sold not assumed by the buyer, and (iii) any environmental liability related to the pre-sale operations of the assets sold.  We are not required to pay under these indemnification obligations until claims against us exceed $5 million. Upon exceeding this $5 million threshold, we generally are obligated to provide indemnification for any losses in excess of $5 million, up to a limit of $137.5 million.  We believe that there is only a remote likelihood that we will be required to pay any material amounts under the indemnity provision.  As a result, we have estimated that the fair value of this indemnity at the date of the closing of the sale is minimal, and accordingly, no amounts have been recorded.

Acquisition of Textile Effects Business

On June 30, 2006, we acquired the global textile effects (“Textile Effects”) business of Ciba Specialty Chemicals Inc. for approximately $172.1 million (CHF 215 million) in cash, of which $139.2 million was paid on June 30, 2006 and $32.9 million was paid on July 3, 2006. The amount paid on July 3, 2006 was reflected in restricted cash and accrued liabilities in the accompanying June 30, 2006 condensed consolidated balance sheets (unaudited). This purchase price is subject to a post-closing working capital adjustment that is expected to be finalized in the third quarter of 2006. We acquired the Textile Effects business in order to expand our differentiated chemicals business portfolio. The operating results of Textile Effects will be consolidated with our operating results beginning on July 1, 2006 and will be reported with our Advanced Materials operations as part of our new Materials and Effects segment.

We have accounted for the Textile Effects acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined that the fair value of net assets acquired exceeded cost. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141. The remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). The preliminary allocation of the purchase price to the assets and liabilities acquired is summarized as follows (dollars in millions):

	Huntsman Corporation	Huntsman International
Acquisition cost:
Acquisition payment, exclusive of post-closing working capital adjustment	$172.1	$172.1
Estimated post-closing working capital adjustment	(25.1)	(25.1)
Direct costs of acquisition	4.5	4.5
Total acquisition costs	151.5	151.5

Fair value of assets acquired and liabilities assumed:
Cash	7.7	7.7
Accounts receivable	251.4	251.4
Inventories	229.6	229.6
Prepaid expenses and other current assets	15.4	15.4
Accounts payable	(108.3)	(108.3)
Accrued liabilities	(31.2)	(31.2)
Short-term debt	(5.2)	(5.2)
Deferred taxes	(2.4)	(6.8)
Noncurrent liabilities	(155.0)	(155.0)
Total fair value of net assets acquired	202.0	197.6
Extraordinary gain on the acquisition of a business – excess of fair value of net assets acquired over cost	$50.5	$46.1

This purchase price allocation is preliminary pending finalization of the determination of the fair value of assets acquired and liabilities assumed, including valuation of working capital acquired and pension and other post-retirement benefits assumed, finalization of restructuring plans, estimates of asset retirement obligations and deferred taxes. We are assessing and formulating plans to exit certain activities of the Textile Effects business and expect to involuntarily terminate the employment of, or relocate, certain Textile Effects employees. These plans include the exit of various manufacturing, sales and administrative activities throughout the business through 2009. This preliminary purchase price allocation includes recorded liabilities for workforce reduction, non-cancelable lease termination costs and demolition and decommissioning costs of $56.3 million, $2.3 million and $13.6 million, respectively. We have not yet finalized plans to exit certain business activities and may record additional liabilities for workforce reduction, demolition and non-cancelable lease costs as these plans are finalized. We expect that it is reasonably possible that material changes to the allocation could occur and any changes to our purchase price allocation will be recorded as an adjustment to the extraordinary gain in future periods.

The following tables reflect our and Huntsman International’s results of operations on a pro forma basis as if the Textile Effects acquisition had been completed at the beginning of each period presented utilizing historical results for each entity (dollars in millions, except per share amounts):

Huntsman Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,616.8	$3,621.5	$7,050.1	$7,233.5
Income before extraordinary gain and accounting change	225.0	130.2	300.5	80.6
Net income	275.5	180.7	351.0	135.1

Basic income per share:
Income before extraordinary gain and accounting change	$1.02	$0.59	$1.36	$0.17
Net income	1.25	0.82	1.59	0.42

Diluted income per share:
Income before extraordinary gain and accounting change	$0.96	$0.56	$1.29	$0.17
Net income	1.18	0.78	1.51	0.42

Huntsman International:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,616.8	$3,621.5	$7,050.1	$7,233.5
Income before extraordinary gain and accounting change	187.1	122.2	260.9	246.9
Net income	233.2	168.3	307.0	297.2

Our net income and the net income of Huntsman International for all periods reflects $50.5 million and $46.1 million, respectively, of extraordinary gain on the acquisition of Textile Effects.

5.             Restructuring, Impairment and Plant Closing Costs

While we continuously focus on identifying opportunities to reduce our operating costs and maximize our operating efficiency, we have now substantially completed our comprehensive global cost reduction program, referred to as “Project Coronado.” Project Coronado was a program designed to reduce our annual fixed manufacturing and selling, general and administrative costs, as measured at 2002 levels, by $200 million. In connection with Project Coronado, we announced the closure of eight smaller, less competitive manufacturing units in our Polyurethanes, Materials and Effects, Performance Products and Pigments segments. These and other actions have resulted in the reduction of approximately 1,500 employees in these businesses since 2000.

As of June 30, 2006 and December 31, 2005, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

				Other
	Workforce	Demolition and	Non-cancelable	restructuring
	reductions(1)	decommissioning	lease costs	costs	Total(3)

Accrued liabilities as of December 31, 2005	$54.2	$5.8	$6.5	$11.8	$78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	56.3	13.6	2.3	—	72.2
2006 charges for 2003 initiatives	1.8	—	—	—	1.8
2006 charges for 2004 initiatives	3.1	—	—	0.6	3.7
2006 charges for 2005 initiatives	1.8	—	—	—	1.8
2006 charges for 2006 initiatives	2.1	—	—	—	2.1
Reversals of reserves no longer required (2)	(2.5)	(2.2)	—	—	(4.7)
Partial reversal of Advanced Materials opening balance sheet liabilities	(2.5)	—	—	—	(2.5)
2006 payments for 2003 initiatives	(5.3)	—	(0.1)	(0.1)	(5.5)
2006 payments for 2004 initiatives	(13.4)	(1.6)	(0.4)	(0.8)	(16.2)
2006 payments for 2005 initiatives	(3.8)	—	—	(0.7)	(4.5)
2006 payments for 2006 initiatives	(0.1)	—	—	—	(0.1)
Foreign currency effect on reserve balance	2.4	0.2	0.1	—	2.7
Accrued liabilities as of June 30, 2006	$94.1	$15.8	$8.4	$10.8	$129.1

(1)           With the exception of liabilities recorded in connection with business combinations, substantially all of the positions terminated in connection with the restructuring programs were terminated under ongoing termination benefit arrangements. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The remaining accrued liabilities related to these charges of $37.8 million represent workforce reductions to be paid by the end of 2011. Liabilities for workforce reductions recorded in connection with business combinations were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009.

(2)           The reversal of workforce reduction reserves relates to differences between the actual payments made to employees upon termination and the original estimates of termination payments, redeployment of employees whose positions were originally expected to be terminated, changes to applicable laws and regulations, and revisions to original estimates based on information currently available.

(3)           Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30,	December 31,
	2006	2005

2001 initiatives	$1.4	$1.4
2003 initiatives	20.6	28.4
2004 initiatives	32.7	47.7
2005 initiatives	8.9	11.6
2006 initiatives	73.6	—
Foreign currency effect on reserve balance	(8.1)	(10.8)
Total	$129.1	$78.3

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Materials and	Performance			Base
	Polyurethanes	Effects	Products	Pigments	Polymers	Chemicals	Total

Accrued liabilities as of December 31, 2005	$10.9	$7.8	$25.6	$16.6	$3.4	$14.0	$78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	—	72.2	—	—	—	—	72.2
2006 charges for 2003 initiatives	—	0.2	—	1.6	—	—	1.8
2006 charges for 2004 initiatives	0.1	0.2	1.0	1.9	—	0.5	3.7
2006 charges for 2005 initiatives	—	0.1	0.8	0.1	—	0.8	1.8
2006 charges for 2006 initiatives	—	2.1	—	—	—	—	2.1
Reversals of reserves no longer required	(0.3)	(0.6)	(2.2)	(1.0)	(0.6)	—	(4.7)
Partial reversal of Advanced Materials opening balance sheet accrual	—	(2.5)	—	—	—	—	(2.5)
2006 payments for 2003 initiatives	(1.6)	(1.6)	—	(2.3)	—	—	(5.5)
2006 payments for 2004 initiatives	(1.0)	(0.4)	(6.1)	(5.8)	(0.3)	(2.6)	(16.2)
2006 payments for 2005 initiatives	(0.1)	(0.2)	(1.5)	(0.1)	—	(2.6)	(4.5)
2006 payments for 2006 initiatives	—	(0.1)	—	—	—	—	(0.1)
Foreign currency effect on reserve balance	0.5	0.3	0.9	0.6	—	0.4	2.7
Accrued liabilities as of June 30, 2006	$8.5	$77.5	$18.5	$11.6	$2.5	$10.5	$129.1

Current portion of restructuring reserve	$3.4	$19.4	$10.9	$7.6	$2.5	$9.8	$53.6
Long-term portion of restructuring reserve	5.1	58.1	7.6	4.0	—	0.7	75.5

Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$0.5	$0.7	$1.8	$12.5	$—	$15.5
Estimated additional charges beyond one year	—	—	—	4.0	10.0	—	14.0

Details with respect to cash and non-cash restructuring charges for the six months ended June 30, 2006 by initiative are provided below (dollars in millions):

	Cash	Non-Cash
	Charges	(Credits) Charges	Total

2006 credits for 2001 initiatives	$—	$(2.0)	$(2.0)
2006 charges for 2003 initiatives	1.8	—	1.8
2006 charges for 2004 initiatives	3.7	—	3.7
2006 charges for 2005 initiatives	1.8	4.9	6.7
2006 charges for 2006 initiatives	2.1	—	2.1
2006 charges for write offs associated with fire	—	9.4	9.4
Reversals of reserves no longer required	(4.7)	—	(4.7)
Total charges	$4.7	$12.3	$17.0

As of June 30, 2006 and December 31, 2005, we had reserves for restructuring, impairment and plant closing costs of $129.1 million and $78.3 million, respectively. During the six months ended June 30, 2006, we recorded additional net charges of $17.0 million (consisting of $4.7 million payable in cash and $12.3 million of non-cash charges) for workforce reductions, other restructuring costs associated with closure or curtailment of activities at our smaller, less efficient manufacturing facilities and write-offs due to the fire at our Port Arthur, Texas plant. During the six months ended June 30, 2006, we made cash payments against these reserves of $26.3 million.

During the six months ended June 30, 2006, our Polyurethanes segment recorded a non-cash restructuring, impairment and plant closing credit of $2.0 million, consisting primarily of a gain on the sale of our Shepton Mallet, U.K. site.

During the six months ended June 30, 2006, our Materials and Effects segment recorded net restructuring charges of $2.0 million, primarily related to the realignment of the technical organization in Bergkamen, Germany. This realignment and other existing initiatives are expected to result in additional restructuring charges of $0.5 million. Also during the six months ended June 30, 2006, our Materials and Effects segment reversed $2.5 million of reserves established in connection with the acquisition of our Advanced Materials business. This reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. In addition, we recorded $72.2 million of liabilities for workforce reduction, non-cancelable lease termination costs and demolition and decommissioning costs related to the Textile Effects acquisition. For more information, see “Note 4. Business Disposition and Combination—Acquisition of Textile Effects Business.”

During the six months ended June 30, 2006, our Polymers segment recorded a non-cash impairment charge of $4.9 million related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets in this business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred. Management continues to evaluate the strategic and operational initiatives related to this business. Capital expenditures and turnaround costs related to this business are expected to result in additional restructuring charges of $22.5 million through 2009.

During the six months ended June 30, 2006, our Base Chemicals segment recorded a non-cash charge of $9.4 million to write off fixed assets that were destroyed and unamortized turnaround costs that will no longer be utilized as a result of the fire at our Port Arthur, Texas facility. For more information, see “Note 16. Port Arthur, Texas Plant Fire.”

6.             Debt

Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation:

	June 30,	December 31,
	2006	2005

Senior Credit Facilities:
Term Loan B	$2,056.0	$2,099.3
2010 Secured Notes	293.8	293.6
2009 Senior Notes	454.1	454.7
2011 Senior Floating Rate Notes	100.0	100.0
2012 Senior Fixed Rate Notes	198.0	198.0
Subordinated Notes	1,180.3	1,145.2
Australian Credit Facilities	61.6	63.8
HPS (China) debt	49.7	42.6
Other	38.6	60.7
Total debt	$4,432.1	$4,457.9

Current portion	$173.4	$44.6
Long-term portion	4,258.7	4,413.3

Total debt	$4,432.1	$4,457.9

Huntsman International:

	June 30,	December 31,
	2006	2005

Senior Credit Facilities:
Term Loan B	$2,056.0	$2,099.3
2010 Secured Notes	293.8	293.6
2009 Senior Notes	454.1	454.7
2011 Senior Floating Rate Notes	100.0	100.0
2012 Senior Fixed Rate Notes	198.0	198.0
Subordinated Notes	1,180.3	1,145.2
Australian Credit Facilities	61.6	63.8
HPS (China) debt	49.7	42.6
Other	37.5	60.7
Total debt	$4,431.0	$4,457.9

Current portion	$172.3	$44.6
Long-term portion	4,258.7	4,413.3
Total debt	$4,431.0	$4,457.9

Senior Credit Facilities

As of June 30, 2006, our senior secured credit facilities (“Senior Credit Facilities”) consisted of (i) a $650 million revolving facility (the “Revolving Facility”), (ii) a $1,938.8 million term loan B facility (the “Dollar Term Loan”), and (iii) a €93.4 million (approximately $117.2 million) euro term loan B facility (the “Euro Term Loan,” and collectively with the Dollar Term Loan, the “Term Loans”).

Transactions Affecting our Debt

In February 2005, we completed our initial public offering of common stock and mandatory convertible preferred stock that resulted in approximately $1.5 billion in net proceeds, substantially all of which were used to repay indebtedness. Also during 2005, we completed a series of transactions designed to simplify our consolidated group’s financing and public reporting structure, to reduce our cost of borrowings and to facilitate other organizational efficiencies. Specifically, on August 16, 2005, we completed the Huntsman LLC Merger and on December 20, 2005 we completed the Huntsman Advanced Materials Minority Interest Transaction. As a result of these transactions, we now operate all of our businesses through Huntsman International and substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries. In connection with repayment of indebtedness, for the six months ended June 30, 2005, we recorded a loss on early extinguishment of debt of $235.0 million and Huntsman International recorded a loss on early extinguishment of debt of $76.0 million.

On June 30, 2006, Huntsman International entered into an amendment to its existing Senior Credit Facilities to provide for an additional $100 million of borrowings under the Dollar Term Loan on the same terms as its existing Dollar Term Loan (the “June 30, 2006 Amendment”). Huntsman International borrowed the additional amounts under the Dollar Term Loan on July 14, 2006, and, on July 24, 2006, it used the proceeds to redeem all of its $100 million outstanding senior floating rate notes due 2011 at a call price of 104.0% of the aggregate principal amount thereof. The June 30, 2006 Amendment also modified certain other provisions in our Senior Credit Facilities, including certain financial covenants.

On August 1, 2006, we made a voluntary repayment of $50 million U.S. dollar equivalents on our Term Loans ($47.3 million on the Dollar Term Loan and €2.2 million on the Euro Term Loan) with available liquidity. The amount of this voluntary prepayment is classified within current portion of long-term debt.

On July 13, 2006, Huntsman International entered into a transaction to repurchase $37.5 million of its 9.875% senior notes due 2009 (the “2009 Senior Notes”) at a price of 105.0% of the aggregate principal amount thereof. In addition, on July 14, 2006, Huntsman International issued a partial redemption notice to redeem $62.5 million of the 2009 Senior Notes on August 14, 2006 at a call price of 104.937% of the aggregate principal amount thereof. Following this repurchase and partial redemption, there will be $350 million aggregate principal amount outstanding ($353.2 million book value) of the 2009 Senior Notes. This $100 million combined reduction of outstandings of the 2009 Senior Notes is classified within current portion of long-term debt.

As of June 30, 2006, Huntsman International had outstanding $175 million 7.375% senior subordinated notes due 2015 and €135 million ($169.3 million) 7.5% senior subordinated notes due 2015 (collectively, the “2015 Subordinated Notes”). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. Under the terms of a registration rights agreement among Huntsman International, the subsidiary guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Because we did not complete the exchange offer by this date, we are required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increases by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of June 30, 2006, we were paying additional interest of 1.0% on the 2015 Subordinated Notes. Additional interest will cease to accrue upon the earlier of the completion of the exchange offer or December 17, 2006.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program (as defined in “Note 8. Securitization of Accounts Receivable”) and the indentures governing our notes.

7.             Derivative Instruments and Hedging Activities

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We manage interest rate exposure through a program designed to reduce the impact of fluctuations in variable interest rates and to meet the requirements of certain of our credit agreements.

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

We have also participated in some derivatives that were classified as non-designated derivative instruments, and we hedge our net investment in certain European operations. Changes in the fair value of any non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss).

We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value. As of June 30, 2006 and December 31, 2005, and for the six months ended June 30, 2006 and 2005, the fair value, change in fair value, and realized gains (losses) of outstanding foreign currency rate hedging contracts were not significant.

The purchase price in our acquisition of Textile Effects was denominated in CHF. For more information, see “Note 4. Business Disposition and Combination—Acquisition of Textile Effects Business.” In connection with our acquisition of Textile Effects, on March 16, 2006, we entered into two foreign currency derivative instruments to limit a portion of our currency exposure. Neither of these two options was designated as a hedge for financial reporting purposes. On June 27, 2006 both of the options were exercised in conjunction with the Textile Effects acquisition at a gain of approximately $1.3 million, which is reflected in other operating income.

8.             Securitization of Accounts Receivable

Under our accounts receivable securitization program (“A/R Securitization Program”), we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the “Receivables Trust”) at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper.

On April 18, 2006, we completed an amendment and expansion of our A/R Securitization Program (the “A/R Securitization Program Amendment”) and added certain additional U.S. subsidiaries as additional receivables originators under the A/R Securitization Program. In connection with this amendment and expansion, the Receivables Trust redeemed in full all of the €90.5 million ($109.8 million) and $85.0 million in principal amount of the medium-term notes outstanding under the A/R Securitization Program. The amended A/R Securitization Program currently provides for financing through a commercial paper conduit program (in both U.S. dollars and euros). We expanded the size of the commercial paper conduit program to a committed amount of approximately $500 million

U.S. dollar equivalents for three years. The cost to the Receivables Trust on amounts drawn under the commercial paper conduit are at a rate of LIBOR and/or EUROBOR, as applicable, plus 60 basis points per annum based upon a pricing grid (which is dependent upon our credit rating). Transfers of accounts receivable to the Receivables Trust continue to be accounted for as sales under the amended A/R Securitization Program.

In connection with the A/R Securitization Program Amendment, the amount of commercial paper outstanding was initially increased to $475 million U.S. dollar equivalents. A portion of the net increase was used to fund the redemption of the medium-term notes and to repay $50 million U.S. dollar equivalents of term debt outstanding under our Senior Credit Facilities. As of the date of the A/R Securitization Program Amendment, the agreements governing our Senior Credit Facilities required us to prepay borrowings under our Term Loans with proceeds obtained under the A/R Securitization Program in excess of $425 million. Pursuant to the June 30, 2006 Amendment of our Senior Credit Facilities, this mandatory repayment threshold for proceeds obtained under the A/R Securitization Program was increased to $500 million.

As of June 30, 2006, the Receivables Trust had approximately $299.2 million in U.S. dollar equivalents in commercial paper outstanding.

9.             Employee Benefit Plans

Components of the net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows (dollars in millions):

Huntsman Corporation:

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$20.3	$19.7	$1.1	$0.8
Interest cost	31.7	30.9	2.3	1.9
Expected return on assets	(37.1)	(33.4)	—	—
Amortization of transition obligation	0.4	0.3	—	—
Amortization of prior service cost	(1.7)	(1.5)	(0.7)	(0.5)
Amortization of actuarial loss	4.5	7.5	0.8	0.9
Settlement loss	0.4	—	—	—
Net periodic benefit cost	$18.5	$23.5	$3.5	$3.1

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$40.6	$39.2	$2.2	$1.6
Interest cost	63.4	61.8	4.6	3.8
Expected return on assets	(74.2)	(66.8)	—	—
Amortization of transition obligation	0.8	0.6	—	—
Amortization of prior service cost	(3.4)	(3.0)	(1.4)	(1.0)
Amortization of actuarial loss	9.0	15.0	1.6	1.8
Settlement loss	0.8	—	—	—
Net periodic benefit cost	$37.0	$46.8	$7.0	$6.2

Huntsman International:

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$20.3	$19.6	$1.1	$0.8
Interest cost	31.7	30.9	2.3	1.9
Expected return on assets	(37.1)	(33.4)	—	—
Amortization of transition obligation	0.4	0.3	—	—
Amortization of prior service cost	(1.7)	(1.5)	(0.7)	(0.5)
Amortization of actuarial loss	6.9	7.5	0.8	0.9
Settlement loss	0.4	—	—	—
Net periodic benefit cost	$20.9	$23.4	$3.5	$3.1

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$40.6	$39.2	$2.2	$1.6
Interest cost	63.4	61.8	4.6	3.8
Expected return on assets	(74.2)	(66.8)	—	—
Amortization of transition obligation	0.8	0.6	—	—
Amortization of prior service cost	(3.4)	(3.0)	(1.4)	(1.0)
Amortization of actuarial loss	13.8	15.0	1.6	1.8
Settlement loss	0.8	—	—	—
Net periodic benefit cost	$41.8	$46.8	$7.0	$6.2

During the six months ended June 30, 2006 and 2005, we made contributions to our pension plans of $51.0 million and $48.3 million, respectively. During the remainder of 2006, we expect to contribute an additional $64.0 million to our pension plans, exclusive of the Textile Effects pension plans.

In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of change in accounting principle credit for us and Huntsman International of $4.0 million ($0.02 per diluted share) and $4.2 million, net of tax of $1.9 million and $1.5 million, respectively.

As part of the June 30, 2006 acquisition of the Textile Effects business (see “Note 4. Business Disposition and Combination—Acquisition of Textile Effects Business”), we assumed unfunded pension and other post-employment liabilities for pension and benefit plans in a number of countries. In addition, in certain jurisdictions, assets and liabilities relating to funded pension plans have also been transferred and assumed by us. The funded plans are a mix of defined benefit and defined contribution plans.

10.          Dividends on 5% Mandatory Convertible Preferred Stock

In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net income available to common stockholders during the first quarter of 2005. As of June 30, 2006, we had $24.4 million invested in government securities that are restricted for satisfaction of our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on February 16, May 16, August 16 and November 16 of each year prior to February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of common stock at that time.

11.          Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation:

	Accumulated Other Comprehensive Income		Other Comprehensive Income
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006	2005
Foreign currency translation adjustments, net of tax of $31.8 million and $31.8 million as of June 30, 2006 and December 31, 2005, respectively	$139.1	$62.4	$49.0	$(104.1)	$76.7	$(154.8)
Minimum pension liability, net of tax of $32.2 million and $30.0 million as of June 30, 2006 and December 31, 2005, respectively	(99.6)	(102.1)	—	(2.8)	2.5	(5.0)
Other	2.2	1.1	0.3	1.9	1.1	8.2
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—	—	—
Total	$49.0	$(31.3)	$49.3	$(105.0)	$80.3	$(151.6)

Huntsman International:

	Accumulated Other Comprehensive Income		Other Comprehensive Income
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006	2005
Foreign currency translation adjustments, net of tax of $13.6 million and $0.2 million as of June 30, 2006 and December 31, 2005, respectively	$157.7	$69.9	$56.9	$(107.7)	$87.8	$(163.9)
Minimum pension liability, net of tax of $46.5 million and $45.4 million as of June 30, 2006 and December 31, 2005, respectively	(150.8)	(153.3)	—	0.1	2.5	(5.0)
Other	(1.0)	(2.2)	0.3	2.7	1.2	13.7
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—	—	—
Total	$13.2	$(78.3)	$57.2	$(104.9)	$91.5	$(155.2)

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

12.          Commitments and Contingencies

Legal Matters

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide (“Discoloration Claims”). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through June 30, 2006.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Claims unresolved at beginning of period	2	3
Claims filed during period	0	0
Claims resolved during period	0	1
Claims unresolved at end of period	2	2

During the six months ended June 30, 2005, we settled a claim for approximately $0.9 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of June 30, 2006 asserted aggregate damages of approximately $64 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of June 30, 2006 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

We have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the six months ended June 30, 2006. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

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

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Unresolved at beginning of period	576	398
Tendered during period	962	84
Resolved during period (1)	113	21
Unresolved at end of period	1,425	461

(1)                                 Although the indemnifying party informs us when tendered cases have been resolved, it generally does not inform us of the settlement amounts relating to such cases, if any. The indemnifying party has informed us that it typically manages our defense together with the defense of other entities in such cases and resolves multiple claims involving multiple defendants simultaneously, and that it considers the allocation of settlement amounts, if any, among defendants to be confidential and proprietary. Consequently, we are not able to provide the number of cases resolved with payment by the indemnifying party or the amount of such payments.

We have never made any payments with respect to these cases. As of June 30, 2006, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2006.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the period indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Unresolved at beginning of period	34	29
Filed during period	16	38
Resolved during period	8	1
Unresolved at end of period	42	66

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $5,000 during each of the six months ended June 30, 2006 and 2005. As of June 30, 2006, we had an accrual of $0.5 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2006.

Antitrust Matters

We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the “Polyether Polyols” cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. Bayer has entered into a settlement agreement with the plaintiffs that is subject to approval by the court. Class certification discovery is underway in these consolidated cases.

We have also been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries filed in the Superior Court of Justice, Ontario, Canada on May 5, 2006 and in Superior Court, Quebec, Canada on May 17, 2006. The other defendants named above in the Polyether Polyols cases are also defendants in these Canadian cases.

The pleadings of the plaintiffs in these antitrust suits provide few specifics about any alleged illegal conduct of the defendants, and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possible loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting production of documents relating to the businesses of TDI, MDI, polyether polyols and related systems. The other defendants in the Polyether Polyols cases have confirmed that they have also been served with subpoenas in this matter. We are cooperating fully with the investigation.

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

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see “Note 13. Environmental, Health and Safety Matters—Remediation Liabilities.”

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

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2006 and 2005, our capital expenditures for EHS matters totaled $15.4 million and $15.2 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

Remediation Liabilities

We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources. Specifically, under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. For example, our Odessa, Port Arthur and Port Neches facilities in Texas are the subject of ongoing remediation requirements under RCRA authority. In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of the relevant facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Environmental Reserves

We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued approximately $16 million and $25 million for environmental liabilities as of June 30, 2006 and December 31, 2005, respectively. Of these amounts, approximately $7 million and $7 million are classified as accrued liabilities on our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively, and approximately $9 million and $18 million are classified as other noncurrent liabilities on our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

In October 2003, the European Commission (“EC”) adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new regulation called “REACH” (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database; isolated intermediates would also need to be registered. On November 17, 2005, the European Parliament completed its first reading of the EC-drafted REACH legislation. Ministers from EU’s 25 member states (sitting as the Council) finalized their own position on the text on December 13, 2005, paving the way for final agreement between Parliament and the Council in late 2006 and for REACH to become law in early 2007. As proposed, substance registration under REACH would require the development of extensive data, depending on the volumes imported or manufactured, whereas data requirements are less onerous for isolated intermediates. An “OSOR” (one substance one registration) rule would require importers and manufacturers of a common substance to work in consortia and submit a single registration. Where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. Additionally, the use of substances with specific hazards would require an authorization limited in time, pending their substitution. As currently envisioned, REACH would take effect in three primary stages over eleven years following the final effective date (assuming final approval). The registration, evaluation and authorization phases would require us to make expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice, and reformulate products if necessary. The impacts of REACH on the chemical industry and on us are not completely quantifiable at this time because many parameters of the program are still in development.

MTBE Developments

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. For example, about 25 states, including California, New York and Connecticut, have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states.

In addition, the Energy Policy Act of 2005 has substantially curtailed the market for MTBE in the U.S. by mandating increased use of renewable fuels and eliminating the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. As a result, the U.S. Environmental Protection Agency announced that starting in May 2006, it would no longer specify the oxygen content for clean-burning gasoline in smog-afflicted areas, easing air pollution regulations that had resulted in MTBE being added to fuel sold in those areas.

As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive, which may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, results of operations and financial condition. However, because we are not able to estimate the amount or range of losses that would be associated with such litigation, we have made no accruals with respect to unasserted claims concerning the environmental effects of MTBE as of June 30, 2006.

14.          Other Operating (Income) Expense

Other operating (income) expense consisted of the following (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gain on sale of business/assets	$(92.4)	$—	$(92.4)	$—
Foreign exchange losses	0.7	0.8	1.8	38.6
Insurance recovery	(8.8)	—	(8.8)	—
Other, net	4.0	4.5	5.5	11.4
Total other operating (income) expense	$(96.5)	$5.3	$(93.9)	$50.0

15.          Stock-Based Compensation Plans

Under the Huntsman Stock Incentive Plan (the “Stock Incentive Plan”), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2006, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

The compensation cost for the Stock Incentive Plan was $4.7 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively, and $8.2 million and $3.8 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was nil for each of the three and six months ended June 30, 2006 and 2005.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because we became a publicly-held company in February 2005, expected volatilities are based on implied volatilities from the stock of comparable companies and other factors. The expected term of options granted is estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	23.1%	22.4%	23.1%	22.4%
Risk-free interest rate	5.1%	3.9%	4.6%	3.9%
Expected life of stock options granted during the period	6.6 years	6.6 years	6.6 years	6.6 years

Stock Options

A summary of stock option activity under the Stock Incentive Plan as of June 30, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2006	2,579	$22.56
Granted	1,670	20.49
Exercised	—	—
Forfeited	(70)	21.50
Outstanding at June 30, 2006	4,179	21.75	9.09	—
Exercisable at June 30, 2006	760	22.99	8.62	—

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 was $7.28 per option. As of June 30, 2006, there was $21.1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. No option awards were exercised during the six months ended June 30, 2006 or 2005.

Nonvested shares

Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2006 and changes during the six months then ended is presented below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(000)		(000)
Nonvested at January 1, 2006	737	$22.99	33	$23.00
Granted	462	20.49	24	20.50
Vested	(246)	22.99	(11)	23.00
Forfeited	(9)	23.00	—	—
Nonvested at June 30, 2006	944	21.77	46	21.72

As of June 30, 2006, there was $17.7 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of shares that vested during the six months ended June 30, 2006 and 2005 was $5.9 million and nil, respectively.

16.          Port Arthur, Texas Plant Fire

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site which were restarted on June 9, 2006, the remaining operations at the site remain shutdown. While we are continuing to assess the impact of the fire, it appears that the damage is significant and, while no assurances can be made, preliminary indications are that we would expect to restart the unit early in the second quarter of 2007. None of our other Jefferson County, Texas manufacturing sites were damaged.

During the second quarter of 2006, we recognized net losses due to the fire of $10.0 million (after recording probable insurance recoveries of $4.2 million) for the write-off of damaged assets and costs to respond and clean up the facility after the fire, $9.4 million of which was included in restructuring, impairment and plant closing costs and $0.6 million of which was recorded as cost of sales in the accompanying condensed consolidated statements of operations (unaudited). We may recognize additional losses in the future as we complete our assessment of damages.

The Port Arthur facility, also known as the Light Olefins Unit, is part of our Base Chemicals segment and has an annual production capacity of 1.4 billion pounds of ethylene, or about 30% of our global ethylene capacity. It also has an annual capacity of 800 million pounds of propylene, 680 million pounds of cyclohexane and 460 million pounds of benzene.

We carry normal and customary insurance coverage for property damage and business interruption. With respect to coverage for this outage, the deductible for property damage is $10 million, while business interruption coverage does not apply for the first 60 days. During the second quarter of 2006, we recorded a receivable of $4.2 million for anticipated insurance recoveries of the amount of losses incurred over $10 million. Insurance recoveries in excess of losses incurred will be accounted for as gain contingencies in accordance with SFAS No. 5, Accounting for Contingencies, and therefore will not be recorded and recognized in income until earned and realized.

17.          Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against a material portion of our net deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

Due to the complexities of the Textile Effects acquisition and the current unavailability of critical information regarding projected results by tax jurisdiction, we are currently unable to make a reliable estimate of the effective tax rate associated with the business. Therefore, we have excluded Textile Effects from our estimated annual effective tax rate for this quarter. The impact of Textile Effects on our annual effective tax rate will be included in our future calculations.

Huntsman Corporation

Income tax expense was $24.3 million and $32.7 million for the three and six months ended June 30, 2006, respectively, and $29.0 million and $61.1 million for the same periods in 2005, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were 10% for the three and six months ended June 30, 2006, and 16% and 38% for the three and six months ended June 30, 2005, respectively. Excluding the impacts of the $90.9 million gain on the sale of our U.S. butadiene and MTBE business, the $10 million of uninsured loss due to the fire at our Port Arthur, Texas plant and an insurance recovery of $8.8 million in the second quarter of 2006, our effective income tax rates would have been 15% and 13% for the three and six months ended June 30, 2006, respectively. Excluding the impact of the charge in 2005 for loss on early extinguishment of debt of $235 million, which is not benefited for tax purposes because of valuation allowances on net deferred tax assets, our effective income tax rates would have been 16% and 15% for the three and six months ended June 30, 2005, respectively. These effective tax rates are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, as well as earnings in tax jurisdictions with lower statutory rates.

Huntsman International

Income tax expense was $65.1 million and $78.8 million for the three and six months ended June 30, 2006, respectively, and $40.4 million and $68.6 million for the same periods in 2005, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were 27% and 24% for the three and six months ended June 30, 2006, respectively, and 22% and 21% for the three and six months ended June 30, 2005, respectively. Excluding the impacts of the $90.9 million gain on the sale of our U.S. butadiene and MTBE business, the $10 million of uninsured loss due to the fire at our Port Arthur, Texas plant and an insurance recovery of $8.8 million in the second quarter of 2006, our effective income tax rates would have been 24% and 22% for the three and six months ended June 30, 2006, respectively. Excluding the impact of the charge in 2005 for loss on early extinguishment of debt of $76 million, which is not benefited for tax purposes because of valuation allowances on net deferred tax assets, our effective income tax rates would have been 24% and 17% for the three and six months ended June 30, 2005, respectively. These effective tax rates are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, as well as earnings in tax jurisdictions with lower statutory rates.

Additionally, on August 16, 2005, we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and, as such, was generally not subject to U.S. income tax but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, Huntsman International’s tax expense for the periods ended June 30, 2006 and June 30, 2005 are not comparable.

18.          Discontinued Operations

On July 6, 2005, we sold our toluene di-isocyanate (“TDI”) business. The sale involved the transfer of our TDI customer list and sales contracts. We discontinued the use of our remaining TDI assets. TDI has been accounted for as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$—	$9.8	$—	$23.4
Costs and expenses	(0.3)	(13.8)	(0.8)	(30.0)
Loss on pending disposal	—	(36.4)	—	(36.4)
Operating loss	(0.3)	(40.4)	(0.8)	(43.0)
Income tax expense	—	—	—	—
Loss from discontinued operations, net of tax	$(0.3)	$(40.4)	$(0.8)	$(43.0)

We expect to incur approximately $0.8 million of additional costs related to the TDI transaction through the first quarter of 2007. The TDI business is reported in our Polyurethanes segment in our accompanying Condensed Consolidated Financial Statements (Unaudited).

19.          Net Income (Loss) per Share

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

In connection with our Reorganization Transaction and initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for warrants issued by HMP (the “HMP Warrants”). Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. All share and per share data reflected in our Condensed Consolidated Financial Statements (Unaudited) have been retroactively restated to give effect to the shares issued in connection with the Reorganization Transaction, the initial public offering of common stock and the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period. As a result of the declaration of dividends on our mandatory convertible preferred stock in the first quarter of 2005, per share results for the periods ended June 30, 2006 and 2005 are not comparable.

Basic and diluted income (loss) per share is calculated as follows (in millions, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted income from continuing operations available to common stockholders (numerator):
Income from continuing operations	$212.7	$153.1	$282.2	$99.3
Preferred stock dividends	—	—	—	(43.1)
Income from continuing operations available to common stockholders	$212.7	$153.1	$282.2	$56.2
Basic and diluted income available to common stockholders (numerator):
Net income	$262.9	$112.7	$331.9	$60.3
Preferred stock dividends	—	—	—	(43.1)
Net income available to common stockholders	$262.9	$112.7	$331.9	$17.2
Shares (denominator):
Weighted average shares outstanding	220,639,403	220,451,484	220,597,624	220,451,484
Dilutive securities:
Preferred stock conversion	12,499,925	12,499,925	12,499,925	—
Stock-based awards	15,355	3,721	5,869	34,041
Total dilutive shares outstanding assuming conversion	233,154,683	232,955,130	233,103,418	220,485,525

Additional stock-based awards of 4,666,495 and 3,028,721 weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2006 and 2005, respectively, and additional stock-based awards of 4,526,394 and 2,302,638 weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2006 and 2005, respectively. In addition, the preferred stock would have converted into 12,499,925 shares of common stock for the six months ended June 30, 2005. However, these stock-based awards and the preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

20.          Operating Segment Information

We report our operations through six operating segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, TPU, polyols, aniline, propylene oxide and MTBE (1)

Materials and Effects

Epoxy resin compounds, cross-linkers, matting agents, curing agents, epoxy, acrylic and polyurethane-based adhesives, tooling resins and stereolithography tooling resins, hybrid thermosets, textile chemicals and dyes

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

(1)                                 The propylene oxide/MTBE operations in our Polyurethanes segment were not included in the sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment). For more information, see “Note 4. Business Disposition and Combination—Sale of U.S. Butadiene and MTBE Business.”

(2)                                 On June 27, 2006, we sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment. For more information, see “Note 4. Business Disposition and Combination—Sale of U.S. Butadiene and MTBE Business.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales:
Polyurethanes	$925.1	$894.7	$1,734.2	$1,774.6
Materials and Effects	320.7	310.5	627.9	622.0
Performance Products	520.1	534.3	1,010.4	1,055.0
Pigments	276.0	267.7	534.8	530.9
Polymers	453.8	408.2	893.2	821.8
Base Chemicals	1,070.8	1,110.9	2,161.4	2,297.9
Eliminations	(222.6)	(186.8)	(430.3)	(413.4)
Total	$3,343.9	$3,339.5	$6,531.6	$6,688.8

Huntsman Corporation:

Segment EBITDA (1):
Polyurethanes	$180.5	$155.6	$339.7	$341.3
Materials and Effects	33.9	45.2	68.8	94.2
Performance Products	73.7	65.6	119.3	132.5
Pigments	31.8	24.6	65.1	63.9
Polymers	31.7	32.5	66.9	77.4
Base Chemicals	141.9	81.5	162.0	243.1
Corporate and other (2)	5.8	(38.7)	(41.3)	(339.0)
Total	$499.3	$366.3	$780.5	$613.4

Segment EBITDA (1)	$499.3	$366.3	$780.5	$613.4
Interest expense	(94.6)	(101.1)	(181.4)	(240.7)
Income tax expense (3)	(24.3)	(29.0)	(32.7)	(63.0)
Depreciation and amortization	(117.5)	(123.5)	(234.5)	(249.4)
Net income	$262.9	$112.7	$331.9	$60.3

Huntsman International:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment EBITDA (1):
Polyurethanes	$180.5	$155.6	$339.7	$341.3
Materials and Effects	33.9	45.2	68.8	94.2
Performance Products	73.7	65.6	119.3	132.5
Pigments	31.8	24.6	65.1	63.9
Polymers	31.7	32.5	66.9	77.4
Base Chemicals	141.9	81.5	162.0	243.1
Corporate and other (2)	(1.4)	(40.6)	(50.5)	(182.6)
Total	$492.1	$364.4	$771.3	$769.8

Segment EBITDA (1)	$492.1	$364.4	$771.3	$769.8
Interest expense	(95.7)	(102.1)	(183.7)	(236.8)
Income tax expense (3)	(65.1)	(40.4)	(78.8)	(70.1)
Depreciation and amortization	(110.7)	(117.2)	(220.9)	(236.1)
Net income	$220.6	$104.7	$287.9	$226.8

(1)                                 Segment EBITDA is defined as net income (loss) before interest, income tax and depreciation and amortization.

(2)                                 EBITDA from corporate and other items includes unallocated corporate overhead, loss on early extinguishment of debt, loss on accounts receivable securitization program, unallocated foreign exchange gains or losses, other non-operating income (expense), cumulative effect of change in accounting principle and extraordinary gain on the acquisition of a business.

(3)                                 Includes a tax expense of $1.9 million and $1.5 million for our Company and Huntsman International, respectively, for the six months ended June 30, 2005 on the cumulative effect of change in accounting principle.

22.          Condensed Consolidating Financial Statements of Huntsman International

The following unaudited condensed consolidating financial statements of Huntsman International present, in separate columns, financial information for the following: Huntsman International LLC (on a parent-only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International’s debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. There are no contractual restrictions limiting transfers of cash from Huntsman International’s guarantors to Huntsman International. Each of Huntsman International’s guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International’s notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$18.9	$2.9	$164.4	$—	$186.2
Restricted cash	—	—	32.9		32.9
Accounts receivable, net	59.6	201.0	1,425.8	—	1,686.4
Accounts receivable from affiliates	541.5	2,013.0	515.6	(3,049.9)	20.2
Inventories, net	142.9	380.3	1,024.8	(2.4)	1,545.6
Prepaid expenses	3.8	4.8	38.9	(0.1)	47.4
Deferred income taxes	45.4	—	9.8	(14.6)	40.6
Other current assets	2.0	5.0	51.2	(8.8)	49.4
Total current assets	814.1	2,607.0	3,263.4	(3,075.8)	3,608.7

Property, plant and equipment, net	546.7	1,267.9	2,536.1	3.1	4,353.8
Investment in affiliates	4,397.9	2,404.3	88.4	(6,692.1)	198.5
Intangible assets, net	158.1	(5.8)	56.4	—	208.7
Goodwill	—	88.0	7.4	(4.1)	91.3
Deferred income taxes	3.9	19.9	111.1	(14.6)	120.3
Notes receivable from affiliates	2,548.1	2,038.0	—	(4,586.1)	—
Other noncurrent assets	73.9	131.0	430.9	—	635.8

Total assets	$8,542.7	$8,550.3	$6,493.7	$(14,369.6)	$9,217.1

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$90.6	$253.8	$789.6	$—	$1,134.0
Accounts payable to affiliates	2,092.3	292.5	671.5	(3,049.8)	6.5
Accrued liabilities	142.7	136.4	373.6	(8.8)	643.9
Deferred income taxes	8.3	19.8	24.8	(14.6)	38.3
Current portion of long-term debt	150.3	8.3	13.7	—	172.3
Total current liabilities	2,484.2	710.8	1,873.2	(3,073.2)	1,995.0

Long-term debt	4,159.7	2,517.8	2,167.3	(4,586.1)	4,258.7
Deferred income taxes	35.0	46.1	215.5	(14.6)	282.0
Other noncurrent liabilities	144.9	196.6	594.3	(1.0)	934.8
Total liabilities	6,823.8	3,471.3	4,850.3	(7,674.9)	7,470.5

Minority interests	—	123.4	22.4	(118.1)	27.7
Members’ equity:
Members’ equity	2,802.1	3,953.1	1,596.4	(5,549.5)	2,802.1
Subsidiary preferred stock	—	73.5	1.4	(74.9)	—
(Accumulated deficit) retained earnings	(1,096.4)	748.6	104.2	(852.8)	(1,096.4)
Accumulated other comprehensive income (loss)	13.2	180.4	(81.0)	(99.4)	13.2
Total members’ equity	1,718.9	4,955.6	1,621.0	(6,576.6)	1,718.9

Total liabilities and members’ equity	$8,542.7	$8,550.3	$6,493.7	$(14,369.6)	$9,217.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$10.0	$7.9	$114.6	$—	$132.5
Accounts receivable, net	88.6	537.5	849.1	—	1,475.2
Accounts receivable from affiliates	523.4	1,035.6	479.5	(2,028.1)	10.4
Inventories, net	129.7	428.0	753.2	(1.7)	1,309.2
Prepaid expenses	3.6	28.9	27.7	(14.3)	45.9
Deferred income taxes	45.5	—	0.3	(14.6)	31.2
Other current assets	27.7	1.7	49.1	(8.6)	69.9
Total current assets	828.5	2,039.6	2,273.5	(2,067.3)	3,074.3

Property, plant and equipment, net	559.3	1,383.8	2,390.4	3.2	4,336.7
Investment in affiliates	3,521.8	2,253.7	65.7	(5,665.6)	175.6
Intangible assets, net	170.4	(3.8)	55.4	—	222.0
Goodwill	—	88.0	7.3	(4.1)	91.2
Deferred income taxes	—	19.9	88.9	(14.6)	94.2
Notes receivable from affiliates	2,204.1	1,810.3	3.0	(4,014.4)	3.0
Other noncurrent assets	90.1	142.1	403.8	—	636.0

Total assets	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$78.7	$429.1	$584.9	$—	$1,092.7
Accounts payable to affiliates	1,214.8	282.9	539.3	(2,028.3)	8.7
Accrued liabilities	188.3	185.0	382.0	(23.0)	732.3
Deferred income taxes	—	19.9	(2.9)	(14.6)	2.4
Current portion of long-term debt	20.3	9.6	14.7	—	44.6
Total current liabilities	1,502.1	926.5	1,518.0	(2,065.9)	1,880.7

Long-term debt	4,358.1	2,134.6	1,935.0	(4,014.4)	4,413.3
Deferred income taxes	45.5	0.3	185.7	(14.6)	216.9
Other noncurrent liabilities	136.8	202.2	431.5	(0.5)	770.0
Total liabilities	6,042.5	3,263.6	4,070.2	(6,095.4)	7,280.9

Minority interests	—	84.7	15.6	(79.9)	20.4
Members’ equity:
Members’ equity	2,794.0	3,821.1	1,302.0	(5,123.1)	2,794.0
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,384.0)	421.6	8.5	(430.1)	(1,384.0)
Accumulated other comprehensive (loss) income	(78.3)	69.2	(109.7)	40.5	(78.3)
Total members’ equity	1,331.7	4,385.3	1,202.2	(5,587.5)	1,331.7

Total liabilities and members’ equity	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$369.4	$1,164.5	$1,782.0	$—	$3,315.9
Related party sales	67.6	81.8	215.9	(337.3)	28.0
Total revenues	437.0	1,246.3	1,997.9	(337.3)	3,343.9

Cost of goods sold	347.9	1,085.9	1,785.1	(336.5)	2,882.4

Gross profit	89.1	160.4	212.8	(0.8)	461.5

Operating expenses:
Selling, general and administrative	58.5	28.5	96.7	(0.3)	183.4
Research and development	8.9	7.4	9.7	—	26.0
Other operating expense (income)	15.5	(106.2)	(5.8)	—	(96.5)
Restructuring, impairment and plant closing costs	0.1	10.4	(1.3)	—	9.2
Total expenses (income)	83.0	(59.9)	99.3	(0.3)	122.1

Operating income	6.1	220.3	113.5	(0.5)	339.4
Interest expense, net	(51.3)	(3.8)	(40.6)	—	(95.7)
Gain (loss) on accounts receivable securitization program	4.2	(6.4)	(3.1)	—	(5.3)
Equity in income of subsidiaries and unconsolidated affiliates	260.9	75.8	1.4	(336.7)	1.4
Other (expense) income	(1.3)	5.3	0.6	(4.2)	0.4
Income from continuing operations before income taxes and minority interest	218.6	291.2	71.8	(341.4)	240.2
Income tax expense	(2.2)	(41.5)	(21.4)	—	(65.1)
Minority interest in subsidiaries’ income	—	(28.3)	(0.3)	28.3	(0.3)
Income from continuing operations	216.4	221.4	50.1	(313.1)	174.8
Loss from discontinued operations, net of tax of nil	(0.3)	—	—	—	(0.3)
Extraordinary gain on the acquisition of a business, net of tax of nil	4.5	—	41.6	—	46.1
Net income	$220.6	$221.4	$91.7	$(313.1)	$220.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$716.4	$2,394.0	$3,379.2	$—	$6,489.6
Related party sales	126.7	162.4	441.2	(688.3)	42.0
Total revenues	843.1	2,556.4	3,820.4	(688.3)	6,531.6

Cost of goods sold	671.1	2,248.8	3,453.5	(685.7)	5,687.7

Gross profit	172.0	307.6	366.9	(2.6)	843.9

Operating expenses:
Selling, general and administrative	119.1	54.4	182.8	(0.5)	355.8
Research and development	20.3	14.1	18.9	—	53.3
Other operating expense (income)	24.1	(115.1)	(2.9)	—	(93.9)
Restructuring, impairment and plant closing costs	—	11.3	5.7	—	17.0
Total expenses (income)	163.5	(35.3)	204.5	(0.5)	332.2

Operating income	8.5	342.9	162.4	(2.1)	511.7
Interest expense, net	(100.5)	(7.1)	(76.1)	—	(183.7)
Gain (loss) on accounts receivable securitization program	6.3	(7.1)	(7.3)	—	(8.1)
Equity in income of subsidiaries and unconsolidated affiliates	374.5	86.4	2.1	(460.9)	2.1
Other (expense) income	(1.3)	5.3	0.3	(4.2)	0.1
Income from continuing operations before income taxes and minority interest	287.5	420.4	81.4	(467.2)	322.1
Income tax expense	(3.3)	(49.6)	(25.9)	—	(78.8)
Minority interest in subsidiaries’ income	—	(38.4)	(0.6)	38.3	(0.7)
Income from continuing operations	284.2	332.4	54.9	(428.9)	242.6
Loss from discontinued operations, net of tax of nil	(0.8)				(0.8)
Extraordinary gain on the acquisition of a business, net of tax of nil	4.5	—	41.6	—	46.1
Net income	$287.9	$332.4	$96.5	$(428.9)	$287.9

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$370.9	$1,205.6	$1,701.9	$—	$3,278.4
Related party sales	74.7	94.7	270.2	(378.5)	61.1
Total revenues	445.6	1,300.3	1,972.1	(378.5)	3,339.5

Cost of goods sold	365.8	1,131.0	1,707.8	(378.2)	2,826.4

Gross profit	79.8	169.3	264.3	(0.3)	513.1

Operating expenses:
Selling, general and administrative	42.6	41.7	89.4	(0.2)	173.5
Research and development	9.6	6.7	9.3	—	25.6
Other operating expense (income)	15.3	13.4	(23.4)	—	5.3
Restructuring, impairment and plant closing (credits) costs	(0.2)	1.1	17.9	—	18.8
Total expenses	67.3	62.9	93.2	(0.2)	223.2

Operating income	12.5	106.4	171.1	(0.1)	289.9
Interest expense, net	(55.5)	(10.9)	(35.7)	—	(102.1)
Gain (loss) on accounts receivable securitization program	6.4	(0.9)	(7.9)	—	(2.4)
Equity in income of subsidiaries and unconsolidated affiliates	176.9	7.4	2.9	(184.3)	2.9
Loss on early extinguishment of debt	(2.0)	—	—	—	(2.0)
Other expense	(0.1)	—	(0.8)	—	(0.9)
Income from continuing operations before income taxes and minority interest	138.2	102.0	129.6	(184.4)	185.4
Income tax benefit (expense)	7.1	(8.0)	(39.5)	—	(40.4)
Minority interest in subsidiaries’ income	(0.2)	(9.5)	(0.3)	10.1	0.1
Income from continuing operations	145.1	84.5	89.8	(174.3)	145.1
Loss from discontinued operations (including loss on pending disposal of $36.4), net of tax of nil	(40.4)	—	—	—	(40.4)
Net income	$104.7	$84.5	$89.8	$(174.3)	$104.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$709.0	$2,407.8	$3,486.2	$—	$6,603.0
Related party sales	159.9	165.6	538.6	(778.3)	85.8
Total revenues	868.9	2,573.4	4,024.8	(778.3)	6,688.8

Cost of goods sold	697.6	2,215.5	3,444.5	(776.8)	5,580.8

Gross profit	171.3	357.9	580.3	(1.5)	1,108.0

Operating expenses:
Selling, general and administrative	73.3	79.6	178.0	(0.4)	330.5
Research and development	18.5	13.3	18.1	—	49.9
Other operating expense	24.5	18.9	6.6	—	50.0
Restructuring, impairment and plant closing (credits) costs	(0.2)	4.4	25.0	—	29.2
Total expenses	116.1	116.2	227.7	(0.4)	459.6

Operating income	55.2	241.7	352.6	(1.1)	648.4
Interest expense, net	(127.9)	(32.6)	(76.3)	—	(236.8)
Gain (loss) on accounts receivable securitization program	9.7	(1.6)	(13.7)	—	(5.6)
Equity in income of subsidiaries and unconsolidated affiliates	393.7	198.4	5.2	(592.1)	5.2
Loss on early extinguishment of debt	(76.0)	—	—	—	(76.0)
Other income (expense)	0.1	—	(1.2)	—	(1.1)
Income from continuing operations before income taxes and minority interest	254.8	405.9	266.6	(593.2)	334.1
Income tax benefit (expense)	15.3	(16.2)	(67.7)	—	(68.6)
Minority interest in subsidiaries’ income (loss)	(0.3)	(26.1)	(0.5)	27.0	0.1
Income from continuing operations	269.8	363.6	198.4	(566.2)	265.6
Loss from discontinued operations (including loss on pending disposal of $36.4), net of tax of nil	(43.0)	—	—	—	(43.0)
Income before accounting change	226.8	363.6	198.4	(566.2)	222.6
Cumulative effect of change in accounting principle, net of tax of $1.5	—	—	4.2	—	4.2
Net income	$226.8	$363.6	$202.6	$(566.2)	$226.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided (used in) by operating activities	$797.3	$(403.9)	$(69.9)	$(5.4)	$318.1

Investing activities:
Capital expenditures	(13.6)	(27.0)	(170.7)	—	(211.3)
Acquisition of business, net of cash acquired	(5.8)	—	(130.2)	—	(136.0)
Investment in affiliates, net	(405.2)	(7.5)	(14.1)	412.4	(14.4)
Proceeds from sale of assets	—	192.7	8.4	—	201.1
Change in restricted cash	—	—	(32.9)	—	(32.9)
Net cash (used in) provided by investing activities	(424.6)	158.2	(339.5)	412.4	(193.5)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1.9)	—	(1.9)
Net borrowings on overdraft facility	—	—	(6.2)	—	(6.2)
Repayment of long-term debt	(50.1)	(0.6)	(18.8)	—	(69.5)
Intercompany (repayments) borrowings	(291.2)	249.1	454.5	(412.4)	—
Proceeds from long-term debt	—	—	22.9	—	22.9
Repayment of notes payable	(19.6)	(0.9)	—	—	(20.5)
Contribution from minority shareholder	—	—	6.2	—	6.2
Dividends paid	—	(5.4)	—	5.4	—
Other, net	(2.7)	(0.7)	3.4	—	—
Net cash (used in) provided by financing activities	(363.6)	241.5	460.1	(407.0)	(69.0)

Effect of exchange rate changes on cash	(0.2)	(0.8)	(0.9)	—	(1.9)

Increase (decrease) in cash and cash equivalents	8.9	(5.0)	49.8	—	53.7
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5
Cash and cash equivalents at end of period	$18.9	$2.9	$164.4	$—	$186.2

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(24.1)	$229.8	$254.5	$—	$460.2

Investing activities:
Capital expenditures	(16.5)	(21.7)	(90.5)	—	(128.7)
Investment in affiliates, net	—	0.7	(9.1)	—	(8.4)
Proceeds from sale of assets	4.6	—	0.2	—	4.8
Change in restricted cash	(0.4)	(4.2)	—	—	(4.6)
Net cash used in investing activities	(12.3)	(25.2)	(99.4)	—	(136.9)

Financing activities:
Net (repayments) borrowings under revolving loan facilities	(62.1)	—	9.1	—	(53.0)
Repayment of long-term debt	(1,036.3)	(0.6)	(0.9)	—	(1,037.8)
Intercompany borrowings (repayments)	372.2	(184.8)	(187.4)	—	(0.0)
Proceeds from long-term debt	6.2	—	—	—	6.2
Call premiums related to early extinguishment of debt	(65.5)	—	—	—	(65.5)
Repayment of notes payable	(13.5)	(0.7)	0.3	—	(13.9)
Contribution from parent	837.6	—	—	—	837.6
Contribution from minority shareholder	—	—	3.6	—	3.6
Other, net	(0.2)	(0.2)	—	—	(0.4)
Net cash provided by (used in) financing activities	38.4	(186.3)	(175.3)	—	(323.2)

Effect of exchange rate changes on cash	(0.4)	—	(5.5)	—	(5.9)

Increase (decrease) in cash and cash equivalents	1.6	18.3	(25.7)	—	(5.8)
Cash and cash equivalents at beginning of period	7.3	14.0	222.2	—	243.5
Cash and cash equivalents at end of period	$8.9	$32.3	$196.5	$—	$237.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part II. Item 1A. Risk Factors” below and in “Part I. Item 1A. Risk Factors” included in the Annual Report on Form 10-K of each of our Company and Huntsman International.

Overview

Business

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 78 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 15,000 associates worldwide. Our businesses benefit from significant vertical integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the six months ended June 30, 2006 and 2005 of $6,531.6 million and $6,688.8 million, respectively.

Our business is organized around our six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into two broad categories: differentiated and commodity. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated products, and our Pigments, Polymers and Base Chemicals segments produce commodity chemicals. Among our commodity products, our Pigments business, while cyclical, is influenced largely by seasonal demand patterns in the coatings industry. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. Nevertheless, each of our six operating segments is impacted to some degree by economic conditions, prices of raw materials and global supply and demand pressures.

Growth in our Polyurethanes and Materials and Effects segments has been driven by the continued substitution of other materials by our products across a broad range of applications, as well as the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI.

In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity in Europe and a decline in the use of LAB in new detergent formulations have continued to impair our ability to increase prices in response to higher raw material costs. EG industry operating rates and profitability have declined during 2005 and during the first half of 2006 due to additional capacity coming on stream.

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

The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent North American or European capacity additions. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the profitability of our Polymers and Base Chemicals segments. In addition, the profitability of Base Chemicals segment will be negatively impacted in 2006 and 2007 by the fire at our Port Arthur, Texas manufacturing plant. For more information, see “—Recent Developments—Fire Damage at Port Arthur, Texas Facility” below.

As previously announced, we are evaluating strategic options for our business. This evaluation may lead to the sale of certain of our Base Chemicals or Polymers assets or a spin off of these segments and is consistent with the sale of our U.S. butadiene and MTBE business operated in our Base Chemicals segment discussed in “—Recent Developments” below. While we continue to make progress in this regard, we can give no assurance that we will sell or spin off our Base Chemicals and Polymers segments. However, if a transaction occurs, we currently believe that it is more likely to be a sale or series of sales than a spin off.

Outlook

In the second quarter of 2006, we experienced stronger global demand for most of our products, particularly in our differentiated businesses. For example, MDI sales volumes improved by 16% in the second quarter of 2006 as compared to the first quarter. In addition, the profitability of our Performance Products segment improved across all major product lines, and, as we anticipated, stronger pricing dramatically improved margins in Europe for our Base Chemicals products. Nevertheless, we remain concerned about high and volatile raw material and energy costs and the potential impact they may have on global macroeconomic conditions.

We continue to work toward our previously announced goals of reducing our indebtedness and increasing our focus on our differentiated businesses. During the six months ended June 30, 2006, we had net repayments under our debt arrangements of $77.6 million and our cash and cash equivalents increased by $57.3 million and was available for further debt reduction. The successful sale of our U.S. butadiene and MTBE business (see “—Recent Developments—Sale of U.S. Butadiene and MTBE Business” below) and the acquisition of the Textile Effects business (see “—Recent Developments—Acquisition of Textile Effects Business” below) are significant steps in our strategy to expand our differentiated businesses. Accordingly, we believe that, at present, our overall business is less dependent on the sale of commodity products than it has ever been before, and we expect that we will be increasingly less dependent on revenues derived from the sale of commodity products in the future.

Production at our MDI plant near Shanghai, China operated by HPS, our consolidated subsidiary, was commissioned on June 30, 2006 and the plant has commenced production. We expect production at the MNB, aniline and crude MDI plants operated by SLIC, our unconsolidated joint venture, to commence in August 2006. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the significant demand growth that we believe this region will continue to experience.

Our operations in North America have been negatively impacted by the fire damage at our Port Arthur, Texas manufacturing facility. For more information, see “—Recent Developments—Fire Damage at Port Arthur, Texas Facility” below. We intend to rebuild our Port Arthur, Texas plant and, although no assurances can be made, based on preliminary indications, anticipate restarting the plant early in the second quarter of 2007. Until the restart, however, we expect the profitability of our Base Chemicals operations in North America will continue to be negatively impacted.

Recent Developments

Sale of  U.S. Butadiene and MTBE Business

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. The total sales price was approximately $262 million, of which $192 million was paid at closing, while the additional $70 million will be payable after the restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see “— Fire Damage at Port Arthur, Texas Facility” below) and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant and that the restart occurs within 30 months of this sale. The final purchase price also remains subject to a customary post-closing working capital adjustment in the third quarter of 2006. In connection with this sale, we recognized a pre-tax gain of $90.9 million. We expect to recognize an additional pre-tax gain of $70 million upon completion of the conditions referenced above.

Acquisition of Textile Effects Business

On June 30, 2006, we acquired the Textile Effects business from Ciba Specialty Chemicals Inc. for approximately $172.1 million (CHF 215 million) in cash, of which $139.2 million was paid on June 30, 2006 and $32.9 million was paid on July 3, 2006. The purchase price is subject to a post-closing working capital adjustment that is expected to be finalized in the third quarter of 2006. We acquired the Textile Effects business in order to expand our differentiated chemicals business portfolio. The operating results of Textile Effects will be consolidated with our operating results beginning on July 1, 2006 and will be reported with our Advanced Materials operations as part of our new Materials and Effects segment.

Fire Damage at Port Arthur, Texas Facility

On April 29, 2006, our Port Arthur, Texas olefins and aromatics manufacturing plant with an annual capacity of 1.4 billion pounds of ethylene, 800 million pounds of propylene, 680 million pounds of cyclohexane and 460 million pounds of benzene experienced a major fire. With the exception of the cyclohexane operations which were restarted on June 9, 2006, the operations at this facility remain shut down. With respect to certain of our contractual obligations for certain products we have declared force majeure. For the second quarter 2006, we estimate that lost profits due to business interruption reduced our pre-tax income by approximately $47.1 million. In addition, we incurred $9.4 million in charges to write off long-lived assets as a result of the fire. We also incurred approximately $4.8 million in other charges associated with the fire and accrued anticipated recoveries from our insurance of $4.2 million.

We intend to rebuild the damaged unit. Mechanical inspection, detailed engineering, preparation of a final project scope and estimates to rebuild are near completion and, although no assurances can be made, preliminary indications are that we would expect to be in a position to restart the unit early in the second quarter of 2007. We carry normal and customary insurance coverage, subject to deductibles, which for this case are $10 million for property damage and 60 days for business interruption.

With respect to property damage resulting from the fire, based on preliminary inspection and review, we estimate that the costs to repair and replace damaged equipment will be approximately $110 million. While we can provide no assurances, we expect to recover all property damage expenses in excess of the $10 million deductible in accordance with our insurance policies. With respect to lost profits, which are estimated to be $47.1 million during the quarter ended June 30, 2006 (substantially all of which falls within the 60-day deductible period), while we can provide no assurances, we expect to recover all additional lost profits resulting from the fire in accordance with our insurance policies.

Amendment of Senior Credit Facilities, Redemptions of Notes and Other Financing Matters

On June 30, 2006, Huntsman International entered into an amendment to the existing Senior Credit Facilities to provide for an additional $100 million of borrowings under the Dollar Term Loan on the same terms as its existing Dollar Term Loan. Huntsman International borrowed the additional amounts under the Dollar Term Loan on July 14, 2006, and, on July 24, 2006, it used the proceeds to redeem all of its $100 million outstanding senior floating rate notes due 2011 at a call price of 104.0% of the aggregate principal amount thereof. The June 30, 2006 Amendment also modified certain other provisions in the Senior Credit Facilities, including certain financial covenants. Interest on the existing Dollar Term Loan accrues at LIBOR plus 1.75% compared with LIBOR plus 7.25% on the floating rate notes that were redeemed.

On August 1, 2006, we made a voluntary repayment of $50 million U.S. dollar equivalents on Term Loans ($47.3 million on the Dollar Term Loan and €2.2 million on the Euro Term Loan) with available liquidity.

On July 13, 2006, Huntsman International entered into a transaction to repurchase $37.5 million of its 9.875% 2009 Senior Notes at a price of 105.0% of the aggregate principal amount thereof. In addition, on July 14, 2006, Huntsman International issued a partial redemption notice to redeem $62.5 million of the 2009 Senior Notes on August 14, 2006 at a call price of 104.937% of the aggregate principal amount thereof. Following this repurchase and partial redemption, there will be $350 million aggregate principal amount outstanding ($353.2 million book value) of the 2009 Senior Notes.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2006 and 2005 (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
Huntsman Corporation	2006	2005	Change	2006	2005	Change

Revenues	$3,343.9	$3,339.5	—	$6,531.6	$6,688.8	(2)%
Cost of goods sold	2,885.7	2,830.1	2%	5,695.0	5,590.2	2%

Gross profit	458.2	509.4	(10)%	836.6	1,098.6	(24)%
Operating expenses	113.6	201.5	(44)%	316.7	432.2	(27)%
Restructuring, impairment and plant closing costs	9.2	18.8	(51)%	17.0	29.2	(42)%

Operating income	335.4	289.1	16%	502.9	637.2	(21)%

Interest expense, net	(94.6)	(101.1)	(6)%	(181.4)	(240.7)	(25)%
Loss on accounts receivable securitization program	(5.3)	(2.4)	121%	(8.1)	(5.6)	45%
Equity in income of unconsolidated affiliates	1.4	2.9	(52)%	2.1	5.2	(60)%
Loss on early extinguishment of debt	—	(2.0)	NM	—	(235.0)	NM
Other income (expense)	0.4	(4.5)	NM	0.1	(0.8)	NM

Income from continuing operations before income taxes and minority interest	237.3	182.0	30%	315.6	160.3	97%

Income tax expense	(24.3)	(29.0)	(16)%	(32.7)	(61.1)	(46)%
Minority interest in subsidiaries’ (income) loss	(0.3)	0.1	NM	(0.7)	0.1	NM
Income from continuing operations	212.7	153.1	39%	282.2	99.3	184%

Loss from discontinued operations, net of tax of nil	(0.3)	(40.4)	99%	(0.8)	(43.0)	98%
Extraordinary gain on the acquisition of a business, net of tax of nil	50.5	—	NM	50.5	—	NM
Cumulative effect of change in accounting principle, net of tax of $1.9	—	—	NM	—	4.0	NM
Net income	262.9	112.7	133%	331.9	60.3	450%

Interest expense, net	94.6	101.1	(6)%	181.4	240.7	(25)%
Income tax expense (1)	24.3	29.0	(16)%	32.7	63.0	(48)%
Depreciation and amortization	117.5	123.5	(5)%	234.5	249.4	(6)%
EBITDA(2)	$499.3	$366.3	36%	$780.5	$613.4	27%

Net cash provided by operating activities				323.5	454.9	(29)%
Net cash used in investing activities				(186.3)	(177.8)	5%
Net cash used in financing activities				(78.0)	(263.2)	(70)%

NM—Not Meaningful

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
Huntsman International	2006	2005	Change	2006	2005	Change

Revenues	$3,343.9	$3,339.5	—	$6,531.6	$6,688.8	(2)%
Cost of goods sold	2,882.4	2,826.4	2%	5,687.7	5,580.8	2%

Gross profit	461.5	513.1	(10)%	843.9	1,108.0	(24)%
Operating expenses	112.9	204.4	(45)%	315.2	430.4	(27)%
Restructuring, impairment and plant closing costs	9.2	18.8	(51)%	17.0	29.2	(42)%

Operating income	339.4	289.9	17%	511.7	648.4	(21)%

Interest expense, net	(95.7)	(102.1)	(6)%	(183.7)	(236.8)	(22)%
Loss on accounts receivable securitization program	(5.3)	(2.4)	121%	(8.1)	(5.6)	45%
Equity in income of unconsolidated affiliates	1.4	2.9	(52)%	2.1	5.2	(60)%
Loss on early extinguishment of debt	—	(2.0)	NM	—	(76.0)	NM
Other income (expense)	0.4	(0.9)	NM	0.1	(1.1)	NM

Income from continuing operations before income taxes and minority interest	240.2	185.4	30%	322.1	334.1	(4)%

Income tax expense	(65.1)	(40.4)	61%	(78.8)	(68.6)	15%
Minority interests in subsidiaries’ (income) loss	(0.3)	0.1	NM	(0.7)	0.1	NM
Income from continuing operations	174.8	145.1	20%	242.6	265.6	(9)%

Loss from discontinued operations, net of tax of nil	(0.3)	(40.4)	(99)%	(0.8)	(43.0)	(98)%
Extraordinary gain on the acquisition of a business, net of tax of nil	46.1	—	NM	46.1	—	NM
Cumulative effect of change in accounting principle, net of tax of $1.5	—	—	NM	—	4.2	NM
Net income	220.6	104.7	111%	287.9	226.8	27%

Interest expense, net	95.7	102.1	(6)%	183.7	236.8	(22)%
Income tax expense (1)	65.1	40.4	61%	78.8	70.1	12%
Depreciation and amortization	110.7	117.2	(6)%	220.9	236.1	(6)%
EBITDA(2)	$492.1	$364.4	35%	$771.3	$769.8	—

Net cash provided by operating activities				318.1	460.2	(31)%
Net cash used in investing activities				(193.5)	(136.9)	41%
Net cash used in financing activities				(69.0)	(323.2)	(79)%

NM—Not Meaningful

For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Huntsman Corporation	2006	2005	2006	2005
Loss on early extinguishment of debt	$—	$(2.0)	$—	$(235.0)
Loss on accounts receivable securitization program	(5.3)	(2.4)	(8.1)	(5.6)
Loss on discontinued operations	(0.3)	(40.4)	(0.8)	(43.0)
Cumulative effect of change in accounting principle	—	—	—	5.9
Gain on sale of business/assets	92.4	—	92.4	—
Insurance recoveries	8.8	—	8.8	—
Extraordinary gain on the acquisition of business	50.5	—	50.5	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(2.2)	2.2	(4.1)
Materials and Effects	0.3	0.6	(2.0)	0.6
Performance Products	1.4	(0.3)	0.4	(1.3)
Pigments	(0.1)	(14.4)	(2.6)	(17.3)
Polymers	(0.8)	(1.0)	(4.3)	(2.9)
Base Chemicals - Port Arthur outage	(9.4)	—	(9.4)	—
Base Chemicals - other	(0.7)	(1.6)	(1.3)	(4.3)
Corporate and other	0.1	0.1	—	0.1
Total restructuring, impairment and plant closing costs	(9.2)	(18.8)	(17.0)	(29.2)
Total	$136.9	$(63.6)	$125.8	$(306.9)

	Three Months Ended June 30,		Six Months Ended June 30,
Huntsman International	2006	2005	2006	2005
Loss on early extinguishment of debt	$—	$(2.0)	$—	$(76.0)
Loss on accounts receivable securitization program	(5.3)	(2.4)	(8.1)	(5.6)
Loss on discontinued operations	(0.3)	(40.4)	(0.8)	(43.0)
Cumulative effect of change in accounting principle	—	—	—	5.7
Gain on sale of business/assets	92.4	—	92.4	—
Insurance recoveries	8.8	—	8.8	—
Extraordinary gain on the acquisition of business	46.1	—	46.1	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(2.2)	2.2	(4.1)
Materials and Effects	0.3	0.6	(2.0)	0.6
Performance Products	1.4	(0.3)	0.4	(1.3)
Pigments	(0.1)	(14.4)	(2.6)	(17.3)
Polymers	(0.8)	(1.0)	(4.3)	(2.9)
Base Chemicals - Port Arthur outage	(9.4)	—	(9.4)	—
Base Chemicals - other	(0.7)	(1.6)	(1.3)	(4.3)
Corporate and other	0.1	0.1	—	0.1
Total restructuring, impairment and plant closing costs	(9.2)	(18.8)	(17.0)	(29.2)
Total	$132.5	$(63.6)	$121.4	$(148.1)

(1)                                 Includes tax expense on the cumulative effect of an accounting change in 2005 of $1.9 million for us and $1.5 million for Huntsman International.

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

For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income and to net cash provided by operations (dollars in millions):

	Six Months Ended June 30,		Percent
Huntsman Corporation	2006	2005	Change

EBITDA	$780.5	$613.4	—
Depreciation and amortization	(234.5)	(249.4)	(6)%
Interest expense, net	(181.4)	(240.7)	(25)%
Income tax expense (1)	(32.7)	(63.0)	(48)%
Net income	331.9	60.3	450%
Cumulative effect of change in accounting principle, net of tax	—	(4.0)	NM
Extraordinary gain on the acquisition of a business, net of tax	(50.5)	—	NM
Equity in income of unconsolidated affiliates	(2.1)	(5.2)	(60)%
Depreciation and amortization	234.5	249.4	(6)%
(Gain) loss on disposal of assets	(92.4)	1.1	NM
Noncash restructuring, impairment and plant closing costs	12.3	0.1	NM
Loss on early extinguishment of debt	—	235.0	NM
Noncash interest expense	2.1	37.6	(94)%
Deferred income taxes	18.4	28.1	(35)%
Loss on pending disposal of discontinued operations	—	36.4	NM
Net unrealized loss on foreign currency transactions	26.9	12.6	113%
Other, net	2.0	(14.3)	NM
Changes in operating assets and liabilities	(159.6)	(182.2)	(12)%
Net cash provided by operating activites	$323.5	$454.9	(29)%

	Six Months Ended June 30,		Percent
Huntsman International	2006	2005	Change

EBITDA	$771.3	$769.8	—
Depreciation and amortization	(220.9)	(236.1)	(6)%
Interest expense, net	(183.7)	(236.8)	(22)%
Income tax expense	(78.8)	(70.1)	12%
Net income	287.9	226.8	27%
Cumulative effect of change in accounting principle, net of tax	—	(4.2)	NM
Extraordinary gain on the acquisition of a business, net of tax	(46.1)	—	NM
Equity in income of unconsolidated affiliates	(2.1)	(5.2)	(60)%
Depreciation and amortization	220.9	236.1	(6)%
(Gain) loss on disposal of assets	(92.4)	1.1	NM
Noncash restructuring, impairment and plant closing costs	12.3	0.1	NM
Loss on early extinguishment of debt	—	76.0	NM
Noncash interest expense	4.1	31.4	(87)%
Deferred income taxes	64.5	38.3	68%
Loss on pending disposal of discontinued operations	—	36.4	NM
Net unrealized loss on foreign currency transactions	26.9	12.6	113%
Other, net	4.4	(4.4)	NM
Changes in operating assets and liabilities	(162.3)	(184.8)	(12)%
Net cash provided by operating activites	$318.1	$460.2	(31)%

NM—Not Meaningful

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

For the three months ended June 30, 2006, we had net income of $262.9 million on revenues of $3,343.9 million compared to net income of $112.7 million on revenues of $3,339.5 million for the 2005 period. For the three months ended June 30, 2006, Huntsman International had net income of $220.6 million on revenues of $3,343.9 million compared to net income of $104.7 million on revenues of $3,339.5 million for the 2005 period. The increase of $150.2 million in our net income and the increase of $115.9 million in Huntsman International’s net income were the result of the following items:

•                  Revenues for the three months ended June 30, 2006 increased by $4.4 million, as compared with the 2005 period, due principally to higher sales volumes in our Polyurethanes, Materials and Effects,

Pigments and Polymers segments and higher average selling prices in our Performance Products, Pigments, Polymers and Base Chemicals segments. This increase was partially offset by lower sales volumes in our Performance Products and Base Chemicals segments and lower average selling prices in our Polyurethanes, Materials and Effects and Pigments segments. For more information, see “—Segment Analysis” below.

•                  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2006 decreased by $51.2 million and $51.6 million or 10%, respectively, as compared with the 2005 period. This decrease in gross profit, which occurred in all of our operating segments except Performance Products, was mainly due to lower margins, as raw material and energy costs increased more than average selling prices during the three months ended June 30, 2006 as compared with the 2005 period. For more information, see “—Segment Analysis” below.

•                  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2006 decreased by $87.9 million and $91.5 million, respectively, as compared with the 2005 period, primarily due to a $90.9 million gain on the sale of our U.S. butadiene and MTBE business. For more information, see “Note 4. Business Disposition and Combination—Sale of U.S. Butadiene and MTBE Business” in our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  Restructuring, impairment and plant closing costs for the three months ended June 30, 2006 decreased to $9.2 million from $18.8 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                   Our net interest expense, and the net interest expense of Huntsman International, for the three months ended June 30, 2006 decreased by $6.5 million and $6.4 million, or 6%, respectively, as compared with the 2005 period, primarily due to lower average debt balances which resulted from the repayment of debt.

•                  Our income tax expense decreased by $4.7 million to an expense of $24.3 million for the three months ended June 30, 2006 as compared to an expense of $29.0 million for the same period in 2005. Huntsman International’s income tax expense increased by $24.7 million to an expense of $65.1 million for the three months ended June 30, 2006 as compared to an expense of $40.4 million for the same period in 2005. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense decreased while pre-tax income increased largely due to increased income in jurisdictions where no tax expense is provided because of the release of valuation allowances and due to decreased income in jurisdictions where tax expense would have been provided. Huntsman International’s increased tax expense was due largely to increased pre-tax income, as well as recognition in the quarter of the tax expense related to the sale of the U.S. butadiene and MTBE business. Additionally, on August 16, 2005, we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and, as such, was generally not subject to U.S. income tax but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, Huntsman International’s tax expense for the periods ended June 30, 2006 and June 30, 2005 are not comparable.

•                  The loss from discontinued operations represents the operating results and loss on disposal of our TDI business. For further information, see “Note 18. Discontinued Operations” in our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  The extraordinary gain on the acquisition of a business represents the fair value of the net assets acquired in excess of the purchase price paid for the Textile Effects business, after the values of all long-lived assets were reduced to zero. For more information, see “Note 4. Business Disposition and Combination—Acquisition of Textile Effects Business” in our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Six months ended June 30, 2006 Compared to Six months ended June 30, 2005

For the six months ended June 30, 2006, we had net income of $331.9 million on revenues of $6,531.6 million compared to net income of $60.3 million on revenues of $6,688.8 million for the 2005 period. For the six months ended June 30, 2006, Huntsman International had net income of $287.9 million on revenues of $6,531.6 million compared to net income of $226.8 million on revenues of $6,688.8 million for the 2005 period. The increase of $271.6 million in our net income and the increase of $61.1 million in Huntsman International’s net income were the result of the following items:

•                  Revenues for the six months ended June 30, 2006 decreased by $157.2 million, or 2%, as compared with the 2005 period, due principally to lower sales volumes in our Polyurethanes, Performance Products, Polymers and Base Chemicals segments and lower average selling prices in our Polyurethanes, Materials and Effects, and Pigments segments. This decrease was partially offset by increased sales volumes in our Materials and Effects and Pigments segments and increased average selling prices in our Performance Products, Polymers and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•                  Our gross profit, and the gross profit of Huntsman International, for the six months ended June 30, 2006 decreased by $262.0 million and $264.1 million, or 24%, respectively, as compared with the 2005 period. This decrease in gross profit, which occurred in all of our operating segments, was mainly due to lower margins, as raw material and energy costs increased more than average selling prices during the six months ended June 30, 2006 as compared with the 2005 period. For more information, see “—Segment Analysis” below.

•                  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2006 decreased by $115.5 million and $115.2 million, respectively, primarily due to a $90.9 million gain on the sale or our U.S. butadiene and MTBE business. For more information, see “Note 4. Business Disposition and Combination—Sale of U.S. Butadiene and MTBE Business” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  Restructuring, impairment and plant closing costs for the six months ended June 30, 2006 decreased to $17.0 million from $29.2 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  Our net interest expense and Huntsman International’s net interest expense for the six months ended June 30, 2006 decreased by $59.3 million and $53.1 million, respectively, or 25% and 22%, respectively, as compared with the 2005 period, primarily due to lower average debt balances which resulted from the repayment of debt from the proceeds of our initial public offering in 2005 and operating cash flows.

•                  The loss on early extinguishment of debt during the six months ended June 30, 2005 resulted from the repayment of debt during 2005 from the proceeds of our initial public offering and operating cash flows.

•                  Our income tax expense decreased by $28.4 million to an expense of $32.7 million for the six months ended June 30, 2006 as compared to an expense of $61.1 million for the same period in 2005. Huntsman International’s income tax expense increased by $10.2 million to an expense of $78.8 million for the six months ended June 30, 2006 as compared to an expense of $68.6 million for the same period in 2005. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense decreased while pre-tax income increased largely due to increased income in jurisdictions where no tax expense is provided because of the release of valuation allowances and due to decreased income in jurisdictions where tax expense would have been provided. Huntsman International’s increased tax expense was due largely to increased pre-tax income, as well as recognition in the quarter of the tax expense related to the sale of the U.S. butadiene and MTBE business. Additionally, on August 16, 2005, we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and, as such, was generally not subject to U.S. income tax but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, Huntsman International’s tax expense for the periods ended June 30, 2006 and June 30, 2005 are not comparable.

•                  The loss from discontinued operations represents the operating results and loss on disposal of our TDI business. For further information, see “Note 18. Discontinued Operations” in our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  The extraordinary gain on the acquisition of a business represents the fair value of the net assets acquired in excess of the purchase price paid for the Textile Effects business, after the values of all long-lived assets were reduced to zero. For more information, see “Note 4. Business Disposition and Combination—Acquisition of Textile Effects Business” in our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                    In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit for us of $4.0 million ($0.02 per diluted share), net of tax of $1.9 million, and for Huntsman International of $4.2 million, net of tax of $1.5 million, recorded effective January 1, 2005.

Segment Analysis

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three Months Ended June 30,		Percent
	2006	2005	Change
Revenues:
Polyurethanes	$925.1	$894.7	3%
Materials and Effects	320.7	310.5	3%
Performance Products	520.1	534.3	(3)%
Pigments	276.0	267.7	3%
Polymers	453.8	408.2	11%
Base Chemicals	1,070.8	1,110.9	(4)%
Eliminations	(222.6)	(186.8)	19%
Total	$3,343.9	$3,339.5	—

Huntsman Corporation Segment EBITDA:
Polyurethanes	$180.5	$155.6	16%
Materials and Effects	33.9	45.2	(25)%
Performance Products	73.7	65.6	12%
Pigments	31.8	24.6	29%
Polymers	31.7	32.5	(2)%
Base Chemicals	141.9	81.5	74%
Corporate and other	5.8	(38.7)	NM
Total	$499.3	$366.3	36%

Huntsman International Segment EBITDA:
Polyurethanes	$180.5	$155.6	16%
Materials and Effects	33.9	45.2	(25)%
Performance Products	73.7	65.6	12%
Pigments	31.8	24.6	29%
Polymers	31.7	32.5	(2)%
Base Chemicals	141.9	81.5	74%
Corporate and other	(1.4)	(40.6)	(97)%
Total	$492.1	$364.4	35%

NM—Not Meaningful

Polyurethanes

For the three months ended June 30, 2006, Polyurethanes segment revenues increased by $30.4 million, or 3%, as compared with the 2005 period. This increase was primarily a result of higher overall sales volumes, partially offset by lower average selling prices. The overall sales volume increase was due to an 11% increase in MDI sales volumes, partially offset by reduced MTBE sales volumes. The increase in MDI sales volumes was driven by strong growth in insulation-related applications. Average selling prices were lower by 3%, mainly driven by a 9% decrease in average MDI prices, offset in part by higher average MTBE prices. Lower average MDI prices were due to pricing pressures in Asia, the negative foreign currency exchange impacts of the U.S. dollar strengthening against the relevant European currencies and the expectation of new industry capacity.

For the three months ended June 30, 2006, Polyurethanes segment EBITDA increased by $24.9 million, or 16%, as compared with the 2005 period. Segment EBITDA increased primarily due to lower losses from our discontinued TDI operations of $40.1 million and a gain of $8.8 million in the 2006 period related to an insurance recovery. This increase was partially offset by lower contribution margins that resulted primarily from higher raw material and energy costs while average selling prices decreased. During the three months ended June 30, 2006 and 2005, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of nil and a credit of $2.2 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Materials and Effects

Materials and Effects segment revenues for the three months ended June 30, 2006 increased by $10.2 million, or 3%, as compared to the same period in 2005. This increase resulted primarily in response to an 8% increase in sales volumes and was partially offset by a 4% decrease in average selling prices, including 1% due to negative foreign currency exchange impacts. Sales volumes in Europe and Asia increased as a result of improved demand in most of our markets and the introduction of new product lines. Average selling prices in Europe and Asia were lower due to changes in our product mix and market pressure, particularly in more competitive markets such as construction, coatings, wind and electronics, and negative foreign currency exchange impacts on selling prices as the U.S. dollar strengthened against the relevant foreign currencies.

Materials and Effects segment EBITDA for the three months ended June 30, 2006 of $33.9 million decreased by 25% as compared to segment EBITDA of $45.2 million for the same period in 2005. Segment EBITDA decreased primarily as a result of a $6.0 million increase in indirect costs and selling, general and administrative expenses, partially in support of new business development initiatives, and negative foreign currency exchange impacts. Contribution margins were stable as higher energy and raw material costs were offset by higher revenues and decreased logistics and distribution expenses. In addition, during the three months ended June 30, 2006 and 2005, our Materials and Effects segment recorded restructuring and plant closing credits of $0.3 million and $0.6 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Performance Products

For the three months ended June 30, 2006, Performance Products revenues decreased by $14.2 million, or 3%, as compared with the 2005 period. This decrease primarily resulted from lower sales volumes in certain product lines, offset in part by higher average selling prices for all major product lines except ethylene glycol. Overall, sales volumes decreased by 9%, principally due to lower sales of ethylene glycol, related to deteriorating market conditions and the impact of the fire at our Port Arthur, Texas manufacturing plant, and lower sales of certain surfactants following the closure of substantially all of our Whitehaven, U.K. manufacturing facility in June 2005. During the second quarter of 2006, we idled production of non-anti-freeze grade ethylene glycol, which represents the majority of our production capacity of ethylene glycol, following the fire at our Port Arthur, Texas plant. Average selling prices increased by 7% in response to higher raw material and energy costs, despite negative foreign currency exchange impacts on selling prices as the U.S. dollar strengthened against the relevant European currencies.

For the three months ended June 30, 2006, Performance Products segment EBITDA increased by $8.1 million, or 12%, as compared with the 2005 period. The increase in segment EBITDA resulted primarily from higher contribution margins as average selling prices increased more than raw materials and energy costs, lower manufacturing costs and a $1.5 million gain on the sale of real estate. The increase occurred notwithstanding lower earnings in ethylene glycol. During the three months ended June 30, 2006 and 2005, our Performance Products segment recorded a restructuring, impairment and plant closing credit of $1.4 million compared with a charge of $0.3 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Pigments

For the three months ended June 30, 2006, Pigments segment revenues increased by $8.3 million, or 3%, as compared with the 2005 period. This increase resulted principally from a 5% increase in sales volumes and was partially offset by a 2% decrease in average selling prices. Sales volumes were higher primarily due to higher demand in Europe and the Asia-Pacific region. Average selling prices decreased primarily in Europe because of pricing pressure and the negative foreign currency exchange impacts on selling prices as the U.S. dollar strengthened against the relevant European currencies.

Pigments segment EBITDA for the three months ended June 30, 2006 increased by $7.2 million, or 29%, as compared with the 2005 period, resulting primarily from lower restructuring, impairment and plant closing costs, offset in part by lower contribution margins due to lower average selling prices and increased raw materials and energy costs. During the three months ended June 30, 2006 and 2005, our Pigments segment recorded restructuring, impairment and plant closing costs of $0.1 million and $14.4 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Polymers

For the three months ended June 30, 2006, Polymers revenues increased by $45.6 million, or 11%, as compared with the 2005 period, mainly due to a 9% increase in average selling prices and a 2% increase in sales volumes to outside customers. Average selling prices increased primarily in response to higher raw materials and energy costs. Sales volumes were higher primarily due to improved customer demand for polyethylene and polypropylene.

For the three months ended June 30, 2006, Polymers segment EBITDA decreased by $0.8 million, or 2%, as compared to the 2005 period. This decrease in segment EBITDA resulted from lower contribution margins as raw material and energy costs increased more than average selling prices and was partially offset by lower selling and administrative costs. During the three months ended June 30, 2006 and 2005, our Polymers segment recorded restructuring, impairment and plant closing charges of $0.8 million and $1.0 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Base Chemicals

For the three months ended June 30, 2006, Base Chemicals revenues decreased by $40.1 million, or 4%, as compared with the 2005 period. This decrease was mainly due to an 18% decrease in sales volumes, partially offset by a 17% increase in average selling prices. The sales volume decrease was driven principally by a 31% decrease in sales volumes of olefins which resulted from the fire at our Port Arthur, Texas manufacturing plant. Sales volumes also decreased due to lower demand in Europe. Average selling prices increased primarily in response to higher raw material and energy costs, partially offset by negative foreign currency exchange impacts as the U.S. dollar strengthened against the relevant European currencies.

For the three months ended June 30, 2006, Base Chemicals segment EBITDA increased by $60.4 million, or 74%, as compared with the 2005 period. This increase in segment EBITDA resulted primarily from a $90.9 million gain on the sale of our U.S. butadiene and MTBE business, partially offset by lower contribution margins as raw material and energy costs increased more than average selling prices and was further impacted by the higher restructuring, impairment and plant closing costs that resulted primarily from $9.4 million of asset write-offs related to the fire at our Port Arthur, Texas manufacturing plant. We estimate that segment EBITDA was negatively impacted by $47.1 million in 2006 due to lost sales volumes related to the fire. During the three months ended June 30, 2006 and 2005, our Base Chemicals segment recorded restructuring charges of $10.1 million (including the $9.4 million asset write-offs related to the fire) and $1.6 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Corporate and Other - Huntsman Corporation

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss and extraordinary gain on acquisition of a business. For the three months ended June 30, 2006, EBITDA from corporate and other items improved by $44.5 million to a gain of $5.8 million from a loss of $38.7 million for the 2005 period. The improvement in the 2006 period EBITDA resulted primarily from an extraordinary gain of $50.5 million on the acquisition of the Textile Effects business.

Corporate and Other - Huntsman International

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss and extraordinary gain on acquisition of a business. For the three months ended June 30, 2006, EBITDA from corporate and other items improved by $39.2 million to a loss of $1.4 million from a loss of $40.6 million for the 2005 period. The improvement in 2006 period Corporate and other EBITDA resulted primarily from an extraordinary gain of $46.1 million on the acquisition of the Textile Effects business.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Six Months Ended June 30,		Percent
	2006	2005	Change
Revenues
Polyurethanes	$1,734.2	$1,774.6	(2)%
Materials and Effects	627.9	622.0	1%
Performance Products	1,010.4	1,055.0	(4)%
Pigments	534.8	530.9	1%
Polymers	893.2	821.8	9%
Base Chemicals	2,161.4	2,297.9	(6)%
Eliminations	(430.3)	(413.4)	4%
Total	$6,531.6	$6,688.8	(2)%

Huntsman Corporation Segment EBITDA
Polyurethanes	$339.7	$341.3	—
Materials and Effects	68.8	94.2	(27)%
Performance Products	119.3	132.5	(10)%
Pigments	65.1	63.9	2%
Polymers	66.9	77.4	(14)%
Base Chemicals	162.0	243.1	(33)%
Corporate and other	(41.3)	(339.0)	(88)%
Total	$780.5	$613.4	27%

Huntsman International Segment EBITDA
Polyurethanes	$339.7	$341.3	—
Materials and Effects	68.8	94.2	(27)%
Performance Products	119.3	132.5	(10)%
Pigments	65.1	63.9	2%
Polymers	66.9	77.4	(14)%
Base Chemicals	162.0	243.1	(33)%
Corporate and other	(50.5)	(182.6)	(72)%
Total	$771.3	$769.8	—

Polyurethanes

For the six months ended June 30, 2006, Polyurethanes segment revenues decreased by $40.4 million, or 2%, as compared with the 2005 period. This decrease was primarily a result of lower MTBE sales volumes and lower average selling prices for MDI, offset in part by increased MDI sales volumes and higher MTBE prices. MDI revenues decreased by 5% due to 8% lower average selling prices, offset by a 3% increase in MDI sales volumes. Lower average MDI prices were due to pricing pressures in Asia, negative foreign currency exchange impacts as the U.S. dollar strengthened against the relevant European currencies and the expectation of new industry capacity. The increase in MDI sales volume was driven mainly by strong growth in insulation-related applications. MTBE revenues increased on higher average selling prices which were partially offset by lower sales volumes. The increase in MTBE average selling prices was principally due to strong demand and tight supplies in the market.

For the six months ended June 30, 2006, Polyurethanes segment EBITDA decreased slightly to $339.7 million as compared with $341.3 million for the 2005 period. The decrease resulted from lower contribution margins due to higher raw material and energy costs, offset by lower losses from the discontinued TDI operations of

$42.2 million, a gain of $8.8 million in the 2006 period related to an insurance recovery and lower restructuring, impairment and plant closing costs. During the six months ended June 30, 2006, our Polyurethanes segment recorded a restructuring, impairment and plant closing credit of $2.2 million as compared with costs of $4.1 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Materials and Effects

Materials and Effects revenues for the six months ended June 30, 2006 increased by $5.9 million, or 1%, as compared to the same period in 2005. This increase was primarily attributable to a 6% increase in sales volumes, offset by 5% lower average selling prices. Average selling prices were lower in most markets in Europe and Asia and also decreased due to negative foreign currency exchange impacts as the U.S. dollar strengthened against the relevant European currencies, but these effects were partially offset by higher selling prices in the Americas. Sales volumes increased in all regions as a result of improved demand and the introduction of additional product lines.

Materials and Effects EBITDA for the six months ended June 30, 2006 decreased by $25.4 million, or 27%, as compared to the same period in 2005. Segment EBITDA decreased primarily due to increased operating expenses of $11.6 million, partially in support of new business development initiatives, and a negative foreign currency exchange impact. A decrease in contribution margins, resulting from increases in raw material and energy costs, partially offset by higher revenues and lower logistics and distribution expenses, also contributed to reduced EBITDA. During the six months ended June 30, 2006, our Materials and Effects segment recorded restructuring, impairment and plant closing costs of $2.0 million as compared with a credit of $0.6 million in the 2005 period. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Performance Products

For the six months ended June 30, 2006, Performance Products revenues decreased by $44.6 million, or 4%, as compared with the 2005 period.  This decrease was primarily a result of lower sales volumes in certain product lines, partially offset by higher average selling prices for all major product lines except ethylene glycol. Overall, sales volumes decreased by 13%, principally due to lower sales of ethylene glycol, related to deteriorating market conditions and the impact of the fire at our Port Arthur, Texas olefins manufacturing plant, and lower sales of certain surfactants following the closure of substantially all of our Whitehaven, U.K. manufacturing facility in June 2005. During the second quarter of 2006, we idled production of non-anti-freeze grade ethylene glycol, which represents the majority of our production capacity of ethylene glycol, following the fire at our Port Arthur, Texas plant. Average selling prices increased by 10% in response to higher raw material and energy costs, despite negative foreign currency exchange impacts on selling prices as the U.S. dollar strengthened against the relevant European currencies and the Australian dollar.

For the six months ended June 30, 2006, Performance Products segment EBITDA decreased by $13.2 million, or 10%, as compared with the 2005 period. This decrease resulted primarily from lower earnings in ethylene glycol. Elsewhere, higher raw material and energy prices were recovered through higher average selling prices and fixed costs were lower than the same period in 2005. In addition, during the six months ended June 30, 2006 and 2005, our Performance Products segment recorded a restructuring, impairment and plant closing credit of $0.4 million compared with a charge of $1.3 million in the 2005 period and a $1.5 million gain on the sale of real estate during the second quarter of 2006. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Pigments

For the six months ended June 30, 2006, Pigments revenues increased by $3.9 million, or 1%, as compared with the 2005 period. The increase resulted principally from a 4% increase in sales volumes, offset by a 3% decrease in average selling prices. Sales volumes were higher primarily due to improved customer demand in Europe and the

Asia-Pacific region. Average selling prices decreased in Europe primarily as a result of negative foreign currency exchange impacts on selling prices as the U.S. dollar strengthened against the relevant European currencies.

Pigments segment EBITDA for the six months ended June 30, 2006 increased by $1.2 million, or 2%, as compared with the 2005 period, resulting primarily from lower restructuring, impairment and plant closing costs, offset in part by lower contribution margins related to lower average selling prices and higher raw material and energy costs. During the six months ended June 30, 2006 and 2005, our Pigments segment recorded restructuring, impairment and plant closing charges of $2.6 million and $17.3 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Polymers

For the six months ended June 30, 2006, Polymers revenues increased by $71.4 million, or 9%, as compared with the 2005 period, mainly due to a 10% increase in average selling prices, offset in part by a 1% decrease in sales volumes. Average selling prices were higher primarily due to tighter market conditions and in response to an increase in raw material and energy costs. Sales volumes to outside customers increased as a result of improved demand in our U.S. markets, offset by continued weak demand for our Australian styrenics and expandable polystyrene products.

For the six months ended June 30, 2006, Polymers segment EBITDA decreased by $10.5 million, or 14%, as compared to the 2005 period. This decrease in segment EBITDA resulted from lower contribution margins as raw material and energy costs increased more than average selling prices and was offset in part by lower selling and administrative costs. During the six months ended June 30, 2006 and 2005, our Polymers segment recorded restructuring, impairment and plant closing charges of $4.3 million and $2.9 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Base Chemicals

For the six months ended June 30, 2006, Base Chemicals revenues decreased by $136.5 million, or 6%, as compared with the 2005 period. This decrease was mainly due to an 18% decrease in sales volumes, partially offset by a 14% increase in average selling prices. The sales volume decrease was driven principally by 19% lower sales volumes of olefins resulting from the fire at our Port Arthur, Texas manufacturing plant and unplanned outages at certain of our Jefferson County, Texas production facilities which resulted from our inability to obtain sufficient energy from a supplier following an outage at the supplier’s facility related to the 2005 Gulf Coast storms. Sales volumes also decreased due to lower demand in Europe. Higher average selling prices resulted primarily in response to higher raw material and energy costs, partially offset by negative foreign currency exchange impacts as the U.S. dollar strengthened against the relevant European currencies.

For the six months ended June 30, 2006, Base Chemicals segment EBITDA decreased by $81.1 million, or 33%, as compared with the 2005 period. This decrease in segment EBITDA was primarily due to lower contribution margins as raw material and energy costs increased more than average selling prices, particularly in our U.K. operations, and to higher restructuring, impairment and plant closing costs resulting principally from $9.4 million of asset write-offs related to the fire at our Port Arthur, Texas plant. We estimate that segment EBITDA was negatively impacted by $47.1 million in 2006 due to lost sales volumes related to the fire at our Port Arthur, Texas plant. This decrease was partially offset by a $90.9 million gain on the sale of the segment’s U.S. butadiene and MTBE business in 2006. During the six months ended June 30, 2006 and 2005, our Base Chemicals segment recorded restructuring charges of $10.7 million (including $9.4 million of asset write-offs related to the fire) and $4.3 million, respectively. For further discussion of restructuring activities, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

Corporate and Other - Huntsman Corporation

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business and cumulative effect of a change in accounting principle. For the six months ended June 30, 2006, EBITDA from corporate and other items improved by $297.7 million to a loss of $41.3 million from a loss of $339.0 million for the 2005 period. The improvement in 2006 period Corporate and other EBITDA resulted primarily from a $235.0 million reduction in losses on early extinguishment of debt, lower foreign currency exchange losses and an extraordinary gain of $50.5 million in the 2006 period on the acquisition of the Textile Effects business.

Corporate and Other - Huntsman International

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business and cumulative effect of a change in accounting principle. For the six months ended June 30, 2006, EBITDA from corporate and other items improved by $132.1 million to a loss of $50.5 million from a loss of $182.6 million for the 2005 period. The improvement in 2006 period Corporate and other EBITDA resulted primarily from a $76.0 million reduction in losses on early extinguishment of debt and an extraordinary gain of $46.1 million in the 2006 period on the acquisition of the Textile Effects business.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources. Pursuant to General Instructions H(1)(a) and (b) of Form 10-Q, Huntsman International is filing this report with a reduced disclosure format.

Cash

Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $323.5 million and $454.9 million, respectively. The decrease in cash provided by operations was primarily attributable to a decrease in operating income of $134.2 million, partially offset by a decrease in interest expense of $59.3 million, as described in “Results of Operations” above.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $186.3 million and $177.8 million, respectively. During the six months ended June 30, 2006 and 2005, we invested $211.3 million and $128.7 million, respectively, in capital expenditures. The increase in 2006 capital expenditures was largely attributable to increased spending in our LDPE facility under construction at Wilton, U.K. During the six months ended June 30, 2006, we spent $88.0 million on the construction of our Wilton, U.K. LDPE facility as compared to $9.0 million for the 2005 period. Also during the six months ended June 30, 2006, we acquired the Textile Effects business for $168.9 million, net of cash acquired, sold our U.S. butadiene and MTBE business for $262.0 million of which $192.0 million was paid at closing, while the additional $70.0 million will be payable after closing, if certain conditions are met, and sold other assets for $9.1 million. With respect to the acquisition of Textile Effects, we funded $32.9 million of the acquisition payment on July 3, 2006. The amount paid on July 3, 2006 was reflected in restricted cash and accrued liabilities. For more information, see “—Recent Developments—Acquisition of Textile Effects Business” and “—Sale of U.S. Butadiene and MTBE Business.” In 2005, in connection with the initial public offering of our 5% mandatory convertible preferred stock, we prefunded our dividend obligations through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million.

Net cash used in financing activities for the six months ended June 30, 2006 was $78.0 million as compared with $263.2 million in the 2005 period. This decrease in net cash used by financing activities is mainly a result of net repayments of debt during the six months ended June 30, 2005 of $1,645.8 million, primarily as a result of our initial public offering of common stock and mandatory convertible preferred stock in the first quarter of 2005. As a result of our initial public offering, we received $1,491.9 million of net proceeds. Also, during the six months ended

June 30, 2005, we used approximately $106.7 million to pay premiums associated with repayment of indebtedness. During the six months ended June 30, 2006, we had net repayments under our debt arrangements of $77.0 million. We paid $7.2 million in dividend obligations in the first half of 2006 as compared with $3.6 million in the 2005 period.

Changes in Financial Condition

The following information summarizes our working capital position as of June 30, 2006 and December 31, 2005 (dollars in millions):

	June 30,	December 31,	Increase
	2006	2005	(Decrease)	Percent Change
Current assets:
Cash and cash equivalents	$200.1	$142.8	$57.3	40%
Restricted cash	32.9	—	32.9	NM
Accounts receivable, net	1,701.1	1,482.6	218.5	15%
Inventories, net	1,545.6	1,309.2	236.4	18%
Prepaid expenses	49.2	46.2	3.0	6%
Deferred income taxes	45.0	31.2	13.8	44%
Other current assets	63.7	84.0	(20.3)	(24)%
Total current assets	3,637.6	3,096.0	541.6	17%

Current liabilities:
Accounts payable	1,134.0	1,093.5	40.5	4%
Accrued liabilities	659.2	747.2	(88.0)	(12)%
Deferred income taxes	38.3	2.4	35.9	NM
Current portion of long-term debt	173.4	44.6	128.8	289%
Total current liabilities	2,004.9	1,887.7	117.2	6%
Working capital	$1,632.7	$1,208.3	$424.4	35%

NM—Not Meaningful

During the six months ended June 30, 2006, our working capital increased by $424.4 million as a result of the net impact of the following significant changes:

•                  The increase in cash and cash equivalents of $57.3 million resulted from the matters identified in the Consolidated Statements of Cash Flows contained in our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

•                  The increase in restricted cash relates to funds restricted for the acquisition of Textile Effects.

•                  The increase in accounts receivable of $218.5 million was primarily attributable to the acquisition of Textile Effects, offset somewhat by reduced sales caused by the fire and damage sustained at our Port Arthur, Texas manufacturing plant and due to the disposition of the U.S. butadiene and MTBE business.

•                  The increase in inventories of $236.4 million was mainly attributable to the acquisition of Textile Effects offset partially by the disposition of our U.S. butadiene and MTBE business and due to lower inventory purchases resulting from the outage at our Port Arthur, Texas facility.

•                  Other current assets decreased by $20.3 million related principally to a reduction in current taxes receivable.

•                  Accounts payable increased by $40.5 million primarily attributable to the acquisition of Textile Effects, offset by lower accounts payable in our Base Chemicals segment resulting from the outage at our Port Arthur facility and due to the disposition of the U.S. butadiene and MTBE business.

•                  Accrued liabilities decreased by $88.0 million due primarily to lower income and other taxes payable, payroll, accrued interest and rebate accruals offset partially by the acquisition of Textile Effects.

•                  Current portion of long-term debt increased by $128.8 attributable to the current classification of the voluntary prepayment of debt repaid in July and August of 2006.

The acquisition of Textile Effects increased our working capital on June 30, 2006 by $359.4 million. Working capital sold in connection with the sale of our U.S. butadiene and MTBE business was $17.2 million. For further information, see “Note 4. Business Disposition and Combination” in our condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.

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

Subsidiary Debt

With the exception of our guarantees of certain debt of our Chinese joint ventures and certain indebtedness incurred from time to time to finance certain insurance premiums, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries; such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries’ respective operations.

Credit Facilities

As of June 30, 2006, the Senior Credit Facilities consisted of (i) the $650 million Revolving Facility, (ii) the $1,938.8 million Dollar Term Loan, and (iii) the €93.4 million (approximately $117.2 million) Euro Term Loan. As of June 30, 2006, there were no borrowings outstanding under the Revolving Facility, and we had $33.6 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility. As of June 30, 2006, the weighted average interest rate on the Senior Credit Facilities was approximately 6.9%, excluding the impact of interest rate hedges.

Huntsman International entered into the June 30, 2006 Amendment to the Senior Credit Facilities to provide for an additional $100 million of borrowings under the Dollar Term Loan on the same terms as the existing Dollar Term Loan. Huntsman International borrowed the additional amounts under the Dollar Term Loan on July 14, 2006 and, on July 24, 2006, used the proceeds to redeem all of its $100 million outstanding senior floating rate notes due 2011. The June 30, 2006 Amendment also modified certain other provisions in the Senior Credit Facilities, including certain of the financial covenants.

On April 18, 2006, we completed the A/R Securitization Program Amendment and added certain additional U.S. subsidiaries as additional receivables originators under the program. For more information, see “Off-Balance Sheet Arrangements” below. In connection with the A/R Securitization Program Amendment, we initially increased our outstandings under the commercial paper conduit program to $475 million U.S. dollar equivalents. A portion of the net increase was used to fund the redemption of medium-term notes issued under the A/R Securitization Program and to repay $50 million U.S. dollar equivalents of term debt outstanding under our Senior Credit Facilities. As of the date of the A/R Securitization Program Amendment, the agreements governing our Senior Credit Facilities require us to prepay our Term Loans with proceeds obtained under the A/R Securitization Program in excess of $425 million. Pursuant to the June 30, 2006 Amendment, this mandatory repayment threshold for proceeds obtained under the A/R Securitization Program was increased to $500 million.

On August 1, 2006 we made a voluntary repayment of $50 million U.S. dollar equivalents on our Term Loans ($47.3 million on the Dollar Term Loan and €2.2 million on the Euro Term Loan) with available liquidity.

Secured Notes

On August 16, 2005, in connection with the Huntsman LLC Merger, Huntsman International entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 (the “2010 Secured Notes”). As of June 30, 2006, Huntsman International had outstanding $296.0 million aggregate principal amount ($293.8 million book value and $455.4 million original aggregate principal amount) of the 2010 Secured Notes, which are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year.

Senior Notes

As of June 30, 2006, Huntsman International had outstanding $450.0 million aggregate principal amount ($454.1 million book value) 9.875% 2009 Senior Notes that were issued at a premium. The 2009 Senior Notes are unsecured obligations. Interest on the 2009 Senior Notes is payable semiannually in March and September and these notes are redeemable after March 1, 2006 at 104.937% of the original aggregate principal amount thereof, declining ratably to par on and after March 1, 2008. On July 13, 2006, Huntsman International entered into a transaction to repurchase $37.5 million of its 2009 Senior Notes at a price of 105% of the aggregate principal amount thereof. In addition, on July 14, 2006 Huntsman International issued a partial redemption notice to redeem $62.5 million of the 2009 Senior Notes on August 14, 2006 at a call price of 104.937% of the aggregate principal amount thereof. Following this repurchase and partial redemption, there will be $350 million aggregate principal amount outstanding ($353.2 million book value) of the 2009 Senior Notes.

As of June 30, 2006, Huntsman International had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior unsecured fixed rate notes due 2012 (the “2012 Senior Fixed Rate Notes”) and $100.0 million senior unsecured floating rate notes due 2011 (the “2011 Senior Floating Rate Notes”). Interest on the 2012 Senior Fixed Rate Notes is payable semiannually in January and July of each year. Interest on the 2011 Senior Floating Rate Notes is at LIBOR plus 7.25% (12.32% as of June 30, 2006) and is payable quarterly in January, April, July and October of each year. The 2012 Senior Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010. The 2011 Senior Floating Rate Notes are redeemable after July 15, 2006 at 104.0% of the principal amount thereof, declining ratably to par on and after July 15, 2008. As provided for in the June 30, 2006 Amendment and as noted above, on July 14, 2006 Huntsman International borrowed an additional $100 million under the Dollar Term Loan and, on July 24, 2006, redeemed in full the outstanding 2011 Senior Floating Rate Notes at 104.0% of the principal amount thereof outstanding.

Subordinated Notes

As of June 30, 2006, Huntsman International had outstanding $175 million 7.375% senior subordinated notes due 2015 and €135 million ($169.3 million) 7.5% senior subordinated notes due 2015. The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. Under the terms of a registration rights agreement among Huntsman International, the subsidiary guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Because we did not complete the exchange offer by this date, we are required to pay additional interest on the 2015

Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increases by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of June 30, 2006, we were paying additional interest of 1.0% on the 2015 Subordinated Notes. Additional interest will cease to accrue upon the earlier of the completion of the exchange offer or December 17, 2006.

As of June 30, 2006, Huntsman International also had outstanding $366.1 million ($600 million original aggregate principal amount) and €372.0 million ($466.4 million) (€450 million original aggregate principal amount) 10.125% senior subordinated notes due 2009 (the “2009 Subordinated Notes” and, together with the 2015 Subordinated Notes, the “Subordinated Notes”). As of June 30, 2006, the 2009 Subordinated Notes have an unamortized premium of $3.5 million and as of July 1, 2006, are redeemable at 101.688% declining to par on and after July 1, 2007.

As of June 30, 2006, Huntsman International had outstanding a combined total of $541.1 million and €507.0 million ($635.7 million) Subordinated Notes, plus $3.5 million of unamortized premium. Interest on the Subordinated Notes is payable semiannually in January and July of each year.

Other Debt

We maintain a $25.0 million multicurrency European Overdraft Facility used for the working capital needs for our European subsidiaries. As of June 30, 2006, there were no borrowings outstanding under the European Overdraft Facility.

In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, is building three plants to manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, recently completed construction of a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate.

HPS has obtained secured loans for the construction of MDI production facilities near Shanghai, China. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of June 30, 2006, HPS had $20.5 million outstanding in U.S. dollar borrowings and 234.0 million in RMB borrowings ($29.3 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of June 30, 2006, the interest rate was approximately 5.8% for U.S. dollar borrowings and 5.5% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning no later than June 30, 2007. The financing is non-recourse to Huntsman International but is guaranteed during the construction phase by affiliates of HPS, including us. We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS commenced operations on June 30, 2006.

Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$84.2 million ($61.6 million) as of June 30, 2006. These facilities are non-recourse to us and bear interest at the Australian index rate plus a margin of 2.9%. As of June 30, 2006, the interest rate for these facilities was 8.9%.

In July 2006, in conjunction with our annual renewal of property and liability insurance programs, we financed substantially all of our premiums for the 2006/2007 renewal period and at such date Huntsman International entered into notes payable in the amount of $65.6 million due in the next twelve months. Insurance premium financings are generally secured by the unearned premiums under such policies.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2006, we had approximately $1,065.2 million of combined cash and combined unused borrowing capacity, consisting of $233.0 million in cash, of which $32.9 million is restricted cash used on July 3, 2006, to fund a portion of the Textile Effects acquisition, $616.4 million in availability under our Revolving Facility, $15.0 million attributable to our European Overdraft Facility and approximately $200.8 million in availability under our A/R Securitization Program. As noted above, subsequent to June 30, 2006, Huntsman International used its available liquidity to repurchase and redeem $100 million of the 2009 Senior Notes. In addition, on August 1, 2006, we repaid $50 million in U.S. dollar equivalents on our Term Loans under our Senior Credit Facilities. Pro forma for these debt repayments, as well as for the payment of $32.9 million that was made on July 3, 2006 for the acquisition of Textile Effects, combined cash and unused borrowing capacity as of June 30, 2006 was $882.3 million.

As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have experienced a temporary decline in working capital as it relates to this facility. As of June 30, 2006, we believe this decline in working capital improved liquidity by approximately $40 million, and we expect our working capital to return to normal operating levels at the time the facility is restarted.

We have filed claims under our insurance policies for the recovery of damages, including for property damage and business interruption, resulting from the 2005 U.S. Gulf Coast storms. While we can provide no assurances that we will recover these damages (or the amount of recovery, if any), we anticipate obtaining at least a partial recovery, net of insurance deductibles, by the end of 2006.

We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course.

Capital Expenditures

Excluding capital expenditures that will be required related to the fire damage at our Port Arthur, Texas facility (see the following paragraph and “Recent Developments—Fire Damage at our Port Arthur, Texas Facility” above), we expect to spend approximately $575 million in 2006, including approximately $200 million in capital expenditures on our LDPE facility at Wilton, U.K. We expect to commence operations at the LDPE facility in November 2007 and that the total project capital expenditures will be approximately $330 million, which is net of a grant of approximately $30 million to be received from the U.K. government’s Department of Trade and Industry. We expect to finance our capital expenditure commitments through a combination of cash flow from operations and financing arrangements.

With respect to expenditures related to the fire damage at our Port Arthur, Texas facility, based on preliminary inspection and review, we estimate that the costs to repair and replace damaged equipment will be approximately $110 million.  We carry normal and customary insurance coverage for property damage and business interruption.  With respect to property damage, the deductible amount under our insurance policies is $10 million. During the second quarter of 2006, we recorded a receivable of $4.2 million for anticipated insurance recoveries of the amount of losses incurred over the $10 million deductible amount. We expect to recover all property damage expenses in excess of the $10 million deductible in accordance with our insurance policies.

Capital expenditures for the six months ended June 30, 2006 were $211.3 million as compared with $128.7 million in the 2005 period. The increase in capital expenditures in the 2006 period was largely attributable to increased capital expenditures at our Wilton, U.K. LDPE project which had approximately $88 million in capital spending during the six months ended June 30, 2006 as compared to approximately $9 million spent in the comparable period in 2005. During the six months ended June 30, 2006, we completed our equity investments in HPS, our consolidated Chinese joint venture, and SLIC, our unconsolidated joint venture, and during 2006, funded approximately $15 million as equity in HPS and $14 million as equity in SLIC. HPS commenced operations on June 30, 2006 and SLIC expects to begin operations in August 2006.

Off-Balance Sheet Arrangements

Receivables Securitization

For a discussion of our A/R Securitization Program, see “Note 8. Securitization of Accounts Receivable” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report and incorporated herein by reference.

Financing of Chinese MDI Facilities

On September 19, 2003, our Chinese joint ventures, HPS and SLIC, obtained secured financing for the construction of production facilities. Details concerning HPS’s financing are described in “—Debt and Liquidity—Other Debt” above. SLIC obtained various committed loans in the aggregate amount of approximately $229 million in U.S. dollar equivalents. As of June 30, 2006, there were $87.7 million outstanding in U.S. dollar borrowings and 640.0 million in outstanding RMB ($80.0 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning not later than June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring, impairment and plant closing costs, see “Note 5. Restructuring, Impairment and Plant Closing Costs” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report and incorporated herein by reference.

Legal Proceedings

For a discussion of legal proceedings, see “Note 12. Commitments and Contingencies—Legal Matters” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report and incorporated herein by reference.

Environmental, Health and Safety Matters

For a discussion of environmental, health and safety matters, see “Note 13. Environmental, Health and Safety Matters” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report and incorporated herein by reference.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report and incorporated herein by reference.

Critical Accounting Policies

There have been no changes in the second quarter of 2006 with respect to our critical accounting policies as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K.

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

Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2006, we have designated approximately €243.4 million of euro-denominated debt and €132.4 million of cross-currency rate swaps as a hedge of our net investments. As of June 30, 2006 we had approximately €1,201.5 million in net euro assets.

Interest Rates

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk may include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options. We may purchase interest rate swaps and/or interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. As of June 30, 2006, we had approximately $82.9 million notional amount of outstanding interest rate swaps or collars.

Commodity Prices

Our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. In order to reduce overall raw material cost volatility, from time to time we may enter into various commodity contracts to hedge our purchase of commodity products. We do not attempt to hedge our commodity exposure in a manner that would eliminate the effects of changes in commodity prices on our cash flows and earnings.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning this year with our Annual Report on Form 10-K to be filed in the first quarter of 2007. However, we cannot give any assurance that our internal controls over financial reporting will be completely effective. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Enforcement Proceedings

On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS laws. SEC regulations require us to disclose any administrative or judicial environmental proceeding involving potential monetary sanctions to which a governmental authority is a party, unless we believe that the proceeding will result in sanctions of less than $100,000. The matters described below are reported in response to these regulations. Based on currently available information and our past experience, we do not believe that the resolution of the matters described below, or of any other pending or threatened environmental enforcement proceedings, will have a material impact on our financial condition, results of operations or cash flows.

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorney’s fees to the Texas Attorney General. As of June 30, 2006, we have paid $5.5 million toward the penalty and $0.4 million for the attorney’s fees. The monitoring projects are underway and on schedule.

Beginning in the third quarter of 2004 and extending through December 2005, we have received notifications of approximately eight separate enforcement actions from the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to air emissions at our Port Neches or our Port Arthur plant. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. TCEQ is seeking a combined penalty of approximately $0.9 million for six of these notices. Settlement negotiations are proceeding and we expect to resolve these six matters in one penalty order for slightly more than $0.4 million.  Final resolution of these matters is subject to further negotiation between us and TCEQ. Huntsman has agreed to settle the other two notices for approximately $0.03 million and is awaiting final approval by the TCEQ.

During the first quarter of 2006, we disclosed to the TCEQ that our Conroe, Texas facility has been out of compliance with Hazardous Air Pollutant (“HAP”) regulations. Prior calculations performed by outside consultants erroneously showed that the facility was not a “major” facility for HAP program purposes; that has now been shown to have been incorrect. The agency has indicated that there will likely be a penalty imposed, although the TCEQ has not proposed a specific penalty at this time.

By letter dated September 13, 2005, the Tamil Nadu Pollution Control Board (the “TNPCB”) issued an Order in follow-up to a Show Cause notice dated June 30, 2005, requiring a manufacturing facility of Petro Araldite Private Limited, a subsidiary of Huntsman Advanced Materials in Chennai, India, to close for one week and to submit an action plan and timeline to reduce chemical oxygen demand in its wastewater effluent. The facility complied with the order and submitted an action plan to the TNPCB, which was accepted pending installation of assets to remedy the issue. Since then, the site has achieved the necessary chemical oxygen demand discharge limits, thus resolving this matter.

Other Legal Proceedings

For a discussion of other legal proceedings, see “Note 12. Commitments and Contingencies—Legal Matters” and “Note 13. Environmental, Health and Safety Matters—Remediation Liabilities” to our Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005 and as follows:

Our recent acquisition of the Textile Effects business may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

Our recent acquisition of the global Textile Effects business of Ciba Specialty Chemicals Inc. may require significant managerial attention, which may be diverted from our other operations. These managerial commitments may impair the operation of our businesses. Furthermore, the acquisition could entail a number of additional risks, including:

•                    problems with effective integration of operations;

•                    the inability to maintain key pre-acquisition business relationships;

•                    increased operating costs;

•                    exposure to unanticipated liabilities; and

•                    difficulties in realizing projected efficiencies, synergies and cost savings.

As a result of these risks, the actual results of the acquisition could differ materially from our expectations.

Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability, materially reduce our sales and/or materially increase our costs.

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere and may be substantially curtailed or eliminated in the future by legislation or regulatory action. For example, about 25 states, including California, New York and Connecticut, have adopted rules that prohibit or restrict the use of MTBE in gasoline sold in those states.

In addition, the Energy Policy Act of 2005 has substantially curtailed the market for MTBE in the U.S. by mandating increased use of renewable fuels and eliminating the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. As a result, the U.S. Environmental Protection Agency announced that starting in May 2006, it would no longer specify the oxygen content for clean-burning gasoline in smog-afflicted areas, easing air pollution regulations that had resulted in MTBE being added to fuel sold in those areas.

As a result of these developments, we currently market, either directly or through third parties, our MTBE to customers located outside the U.S. for use as a gasoline additive, which may produce a lower level of cash flow than the sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than the sale of MTBE.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the second quarter of 2006. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	—	—	—
May	—	—	—	—
June	155	$17.41	—	—
Total	155	$17.41	—	—

ITEM 6. EXHIBITS

2.1

Second Amendment to Asset Purchase Agreement, dated as of June 14, 2006, by and among Texas Petrochemicals LP, a Texas limited partnership, Huntsman Petrochemical Corporation and Huntsman Fuels, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 16, 2006)

10.1

Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated as of June 30, 2006, by and among Huntsman International LLC, the financial institutions signatory thereto, including Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 7, 2006)

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

Dated: August 9, 2006

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

By:	/s/ L. RUSSELL HEALY
L. Russell Healy
Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

2.1

Second Amendment to Asset Purchase Agreement, dated as of June 14, 2006, by and among Texas Petrochemicals LP, a Texas limited partnership, Huntsman Petrochemical Corporation and Huntsman Fuels, L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 16, 2006)

10.1

Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated as of June 30, 2006, by and among Huntsman International LLC, the financial institutions signatory thereto, including Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 7, 2006)

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