Form 10-Q
period 2006-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2006-11-14
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On November 10, 2006, 221,566,854 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$245.8	$142.8
Accounts receivable (net of allowance for doubtful accounts of $56.9 and $33.7, respectively)	1,398.0	1,475.2
Accounts receivable from affiliates	17.4	7.4
Inventories, net	1,422.2	1,309.2
Prepaid expenses	73.0	46.2
Deferred income taxes	59.3	31.2
Other current assets	134.2	84.0
Current assets held for sale	401.9	—
Total current assets	3,751.8	3,096.0

Property, plant and equipment, net	3,942.1	4,643.2
Investment in unconsolidated affiliates	199.7	175.6
Intangible assets, net	194.9	216.3
Goodwill	91.3	91.2
Deferred income taxes	120.6	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	471.9	551.0
Noncurrent assets held for sale	630.4	—
Total assets	$9,402.7	$8,870.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,046.8	$1,093.5
Accrued liabilities	601.3	747.2
Deferred income taxes	24.3	2.4
Current portion of long-term debt	226.8	44.6
Current liabilities held for sale	323.2	—
Total current liabilities	2,222.4	1,887.7

Long-term debt	4,099.1	4,413.3
Deferred income taxes	207.7	258.3
Other noncurrent liabilities	851.5	770.2
Noncurrent liabilities held for sale	74.4	—
Total liabilities	7,455.1	7,329.5

Minority interests in common stock of consolidated subsidiaries	29.5	20.4

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,576,862 issued and 220,639,647outstanding in 2006 and 221,200,997 issued and 220,451,484 outstanding in 2005	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,795.4	2,779.8
Unearned stock-based compensation	(14.9)	(11.8)
Accumulated deficit	(1,258.8)	(1,505.8)
Accumulated other comprehensive income (loss)	106.7	(31.3)
Total stockholders’ equity	1,918.1	1,520.6
Total liabilities and stockholders’ equity	$9,402.7	$8,870.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Trade sales, services and fees	$2,665.0	$2,562.8	$8,024.7	$8,040.3
Related party sales	21.0	25.1	63.0	80.7
Total revenues	2,686.0	2,587.9	8,087.7	8,121.0
Cost of goods sold	2,313.1	2,184.2	6,893.7	6,771.9

Gross profit	372.9	403.7	1,194.0	1,349.1

Operating expenses:
Selling, general and administrative	209.7	161.8	555.8	487.4
Research and development	35.3	22.1	88.6	72.0
Other operating (income) expense	(28.6)	7.5	(122.8)	42.0
Restructuring, impairment and plant closing costs	3.5	66.6	20.0	91.6
Total expenses	219.9	258.0	541.6	693.0
Operating income	153.0	145.7	652.4	656.1

Interest expense, net	(83.4)	(101.1)	(264.8)	(341.8)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Equity in income of unconsolidated affiliates	0.5	1.8	2.6	7.0
Loss on early extinguishment of debt	(14.5)	(41.4)	(14.5)	(276.4)
Other income (expense)	1.3	(2.5)	1.4	(3.3)

Income (loss) from continuing operations before income taxes and minority interest	52.9	(0.3)	366.3	34.1

Income tax benefit (expense)	17.4	(13.5)	(16.0)	(36.9)
Minority interest in subsidiaries’ income	(0.4)	(1.6)	(1.1)	(1.5)

Income (loss) from continuing operations	69.9	(15.4)	349.2	(4.3)

(Loss) income from discontinued operations, net of tax	(160.4)	(14.5)	(158.3)	30.7

(Loss) income before extraordinary gain and accounting change	(90.5)	(29.9)	190.9	26.4
Extraordinary gain on the acquisition of a business, net of tax of nil	7.2	—	57.7	—
Cumulative effect of change in accounting principle, net of tax of $1.9	—	—	—	4.0

Net (loss) income	(83.3)	(29.9)	248.6	30.4
Preferred stock dividends	—	—	—	(43.1)
Net (loss) income available to common stockholders	$(83.3)	$(29.9)	$248.6	$(12.7)

Net (loss) income	$(83.3)	$(29.9)	$248.6	$30.4
Other comprehensive income (loss)	57.7	(25.4)	138.0	(177.0)
Comprehensive (loss) income	$(25.6)	$(55.3)	$386.6	$(146.6)

See accompanying notes to unaudited condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic income (loss) per share:
Income (loss) from continuing operations	$0.32	$(0.07)	$1.58	$(0.22)
(Loss) income from discontinued operations, net of tax	(0.73)	(0.07)	(0.71)	0.14
Extraordinary gain on the acquisition of a business, net of tax	0.03	—	0.26	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02

Net (loss) income	$(0.38)	$(0.14)	$1.13	$(0.06)

Weighted average shares	220.6	220.5	220.6	220.5

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.30	$(0.07)	$1.50	$(0.22)
(Loss) income from discontinued operations, net of tax	(0.69)	(0.07)	(0.68)	0.14
Extraordinary gain on the acquisition of a business, net of tax	0.03	—	0.25	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02

Net (loss) income	$(0.36)	$(0.14)	$1.07	$(0.06)

Weighted average shares	233.2	220.5	233.1	220.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$248.6	$30.4
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	(57.7)	—
Cumulative effect of change in accounting principle, net of tax	—	(4.0)
Equity in income of unconsolidated affiliates	(2.6)	(7.0)
Depreciation and amortization	353.2	372.9
Provision for losses on accounts receivable	3.5	12.2
(Gain) loss on disposal of assets	(92.4)	3.6
Loss on pending disposal of discontinued operations	181.2	36.4
Loss on early extinguishment of debt	14.5	276.4
Noncash interest (income) expense	(5.9)	46.0
Noncash restructuring, impairment and plant closing costs	16.8	40.8
Deferred income taxes	2.0	67.8
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5
Stock-based compensation	13.0	6.4
Minority interest in subsidiaries’ income	1.1	1.5
Other, net	(0.2)	(16.4)
Changes in operating assets and liabilities:
Accounts receivable	182.2	132.3
Inventories, net	(18.6)	(109.9)
Prepaid expenses	(39.2)	(12.1)
Other current assets	(13.0)	(1.2)
Other noncurrent assets	(20.0)	17.4
Accounts payable	68.5	(64.7)
Accrued liabilities	(204.5)	(115.0)
Other noncurrent liabilities	(10.9)	(26.0)
Net cash provided by operating activities	610.9	709.3

Investing Activities:
Capital expenditures	(327.0)	(202.0)
Acquisition of business, net of cash acquired	(173.2)	—
Investment in unconsolidated affiliates, net	(13.6)	(2.9)
Proceeds from sale of assets	209.0	10.6
Net proceeds from (investment in) government securities, restricted as to use	10.8	(33.7)
Change in restricted cash	—	8.9
Other, net	(1.0)	—
Net cash used in investing activities	(295.0)	(219.1)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	62.8	(117.1)
Net (repayments) borrowings on overdraft	(4.7)	17.3
Repayment of long-term debt	(422.4)	(3,685.1)
Proceeds from long-term debt	137.2	1,873.1
Debt issuance costs paid	(3.3)	(15.8)
Call premiums related to early extinguishment of debt	(12.5)	(109.0)
Net borrowings on notes payable	32.7	12.5
Dividend paid to preferred stockholders	(10.8)	(7.2)
Net proceeds from issuance of common and preferred stock	—	1,491.9
Contribution from minority shareholder	6.2	3.6
Other, net	—	4.8
Net cash used in financing activities	(214.8)	(531.0)
Effect of exchange rate changes on cash	1.9	(2.6)
Increase (decrease) in cash and cash equivalents	103.0	(43.4)
Cash and cash equivalents at beginning of period	142.8	243.2
Cash and cash equivalents at end of period	$245.8	$199.8
Supplemental cash flow information:
Cash paid for interest	$314.6	$348.5
Cash paid for income taxes	27.8	19.6

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$229.5	$132.5
Accounts receivable (net of allowance for doubtful accounts of $56.9 and $33.7, respectively)	1,398.0	1,475.2
Accounts receivable from affiliates	22.9	10.4
Inventories, net	1,422.2	1,309.2
Prepaid expenses	72.1	45.9
Deferred income taxes	56.8	31.2
Other current assets	120.0	69.9
Current assets held for sale	401.9	—
Total current assets	3,723.4	3,074.3

Property, plant and equipment, net	3,707.8	4,336.7
Investment in unconsolidated affiliates	199.7	175.6
Intangible assets, net	200.0	222.0
Goodwill	91.3	91.2
Deferred income taxes	120.6	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	561.0	636.0
Noncurrent assets held for sale	599.1	—
Total assets	$9,202.9	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,046.8	$1,092.7
Accounts payable to affiliates	4.6	8.7
Accrued liabilities	585.6	732.3
Deferred income taxes	32.9	2.4
Current portion of long-term debt	226.6	44.6
Current liabilities held for sale	314.6	—
Total current liabilities	2,211.1	1,880.7

Long-term debt	4,099.1	4,413.3
Deferred income taxes	194.4	216.9
Other noncurrent liabilities	892.5	770.0
Noncurrent liabilities held for sale	51.7	—
Total liabilities	7,448.8	7,280.9

Minority interests in common stock of consolidated subsidiaries	29.5	20.4

Commitments and contingencies (Notes 12 and 13)

Members’ equity:
Members’ equity, 2,728 units issued and outstanding	2,806.8	2,794.0
Accumulated deficit	(1,155.2)	(1,384.0)
Accumulated other comprehensive income (loss)	73.0	(78.3)
Total members’ equity	1,724.6	1,331.7
Total liabilities and members’ equity	$9,202.9	$8,633.0

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Trade sales, services and fees	$2,665.0	2,562.8	$8,024.7	$8,040.3
Related party sales	21.0	25.1	63.0	80.7
Total revenues	2,686.0	2,587.9	8,087.7	8,121.0
Cost of goods sold	2,307.8	2,179.4	6,881.1	6,757.7

Gross profit	378.2	408.5	1,206.6	1,363.3

Operating expenses:
Selling, general and administrative	211.1	160.9	555.7	484.7
Research and development	35.3	22.1	88.6	72.0
Other operating (income) expense	(28.6)	7.5	(122.8)	42.0
Restructuring, impairment and plant closing costs	3.5	66.6	20.0	91.6
Total expenses	221.3	257.1	541.5	690.3
Operating income	156.9	151.4	665.1	673.0

Interest expense, net	(84.6)	(102.7)	(268.3)	(339.5)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Equity in income of unconsolidated affiliates	0.5	1.8	2.6	7.0
Loss on early extinguishment of debt	(18.1)	(45.3)	(18.1)	(121.3)
Other income (expense)	1.2	(2.2)	1.3	(3.3)

Income from continuing operations before income taxes and minority interest	51.9	0.2	371.8	208.4

Income tax benefit (expense)	21.3	(12.0)	(58.2)	(42.9)
Minority interest in subsidiaries’ income	(0.4)	(1.6)	(1.1)	(1.5)
Income (loss) from continuing operations	72.8	(13.4)	312.5	164.0

(Loss) income from discontinued operations, net of tax	(140.4)	(14.5)	(138.3)	30.7

(Loss) income before extraordinary gain and accounting change	(67.6)	(27.9)	174.2	194.7
Extraordinary gain on the acquisition of a business, net of tax of nil	8.9	—	55.0	—
Cumulative effect of change in accounting principle, net of tax of $1.5	—	—	—	4.2
Net (loss) income	(58.7)	(27.9)	229.2	198.9
Other comprehensive income (loss)	59.8	(24.3)	151.3	(179.5)
Comprehensive income (loss)	$1.1	$(52.2)	$380.5	$19.4

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$229.2	$198.9
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	(55.0)	—
Cumulative effect of change in accounting principle, net of tax	—	(4.2)
Equity in income of unconsolidated affiliates	(2.6)	(7.0)
Depreciation and amortization	332.9	352.8
Provision for losses on accounts receivable	3.5	12.2
(Gain) loss on disposal of assets	(92.4)	3.6
Loss on pending disposal of discontinued operations	161.2	36.4
Loss on early extinguishment of debt	18.1	121.3
Noncash interest (income) expense	(2.9)	40.6
Noncash restructuring, impairment and plant closing costs	16.8	40.8
Deferred income taxes	44.2	73.9
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5
Minority interest in subsidiaries’ income	1.1	1.5
Other, net	12.9	(1.7)
Changes in operating assets and liabilities:
Accounts receivable	183.4	137.2
Inventories, net	(18.6)	(109.9)
Prepaid expenses	(39.2)	(12.3)
Other current assets	(13.0)	(1.2)
Other noncurrent assets	(30.7)	13.2
Accounts payable	68.5	(63.6)
Accrued liabilities	(211.8)	(123.3)
Other noncurrent liabilities	7.7	(13.4)
Net cash provided by operating activities	604.6	717.3

Investing Activities:
Capital expenditures	(327.0)	(202.0)
Acquisition of business, net of cash acquired	(173.2)	—
Investment in unconsolidated affiliates, net	(13.6)	(2.9)
Proceeds from sale of assets	209.0	10.6
Change in restricted cash	—	8.9
Other, net	(1.0)	—
Net cash used in investing activities	(305.8)	(185.4)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	62.8	(117.1)
Net (repayments) borrowings on overdraft	(4.7)	17.3
Repayment of long-term debt	(422.4)	(3,135.5)
Proceeds from long-term debt	137.2	1,873.1
Debt issuance costs paid	(3.3)	(15.8)
Call premiums related to early extinguishment of debt	(12.5)	(67.8)
Net borrowings on notes payable	33.0	14.0
Contribution from parent	—	837.6
Contribution from minority shareholder	6.2	3.6
Other, net	—	6.1
Net cash used in financing activities	(203.7)	(584.5)

Effect of exchange rate changes on cash	1.9	(2.6)
Increase (decrease) in cash and cash equivalents	97.0	(55.2)
Cash and cash equivalents at beginning of period	132.5	243.5
Cash and cash equivalents at end of period	$229.5	$188.3

Supplemental cash flow information:
Cash paid for interest	$315.2	$348.5
Cash paid for income taxes	$27.8	$19.6

Supplemental non-cash information:

On February 28, 2005, HMP contributed the Huntsman International Holdings senior subordinated discount notes at an accreted value of $422.8 million to Huntsman International in exchange for equity.  During the nine months ended September 30, 2006 and 2005, Huntsman Corporation contributed $13.0 and $6.4, respectively to Huntsman International related to stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             General

Certain Definitions

“Company,” “our,” “us,” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International Holdings” refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman International” refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Huntsman Advanced Materials” refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman LLC” refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); “SLIC” refers to Shanghai Isocynate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); “HMP” refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into us on March 17, 2005); “HMP Equity Trust” refers to HMP Equity Trust (the holder of approximately 59% of our common stock); and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner of HMP Equity Trust).

Description of Business

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including methylene diphenyl diisocyanate (“MDI”), amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide.

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

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. On June 30, 2006, we acquired the global textile effects business of Ciba Specialty Chemicals Inc (the “Textile Effects Acquisition”). On September 27, 2006, we entered into a Sale and Purchase Agreement with SABIC (UK) Petrochemicals Holdings Limited (“SABIC”) to sell all of our European base chemicals and polymers business. Each of these transactions is consistent with our announced intention to evaluate and potentially dispose of certain of our commodity chemicals businesses and to expand our differentiated chemicals portfolio. For more information concerning these transactions, see “Note 3. Discontinued Operations” and “Note 4. Business Disposition and Combination.”

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

•                    HMP debt that was reflected at our Company and that was repaid in 2005; and

•                    the different capital structures.

Principles of Consolidation

Our condensed consolidated financial statements (unaudited) and Huntsman International’s condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated, except for intercompany sales between discontinued and continuing operations.

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

In June 2006, the EITF reached a consensus on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, that concludes that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement accumulates; therefore, such benefits should be accrued over the required service period. This pronouncement is effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are reviewing FIN 48 to determine its impact on our consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), that concludes that the presentation of taxes within the Issue’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006. We are evaluating this pronouncement to determine what disclosures will be required in our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are reviewing SFAS No. 157 to determine the statement’s impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires most public companies to recognize the overfunded or underfunded status of their defined benefit postretirement plan(s) (other than multiemployer plans) as an asset or liability in their statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, effective for fiscal years ending after December 15, 2008, SFAS No. 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position. We will be required to recognize the funded status of our defined benefit pension and other postretirement benefit plans and to provide the required disclosures as of the end of 2006. As of the end of 2008, we will be required to measure the funded status of our plans as of December 31. If we and Huntsman International had adopted SFAS No. 158 as of December 31, 2005, the net increase to the defined benefit pension and other postretirement benefit obligations would have been $300.6 million and $366.7 million, respectively. We are reviewing SFAS No. 158 to determine the statement’s impact on our 2006 consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (“SAB 108”) which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires entities to quantify the effects of unadjusted errors using both a balance sheet and an income statement approach. Entities are required to evaluate whether either approach results in a quantifying misstatement that is material. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating SAB 108 to determine its impact on our consolidated financial statements.

3.             Discontinued Operations

European Base Chemicals and Polymers Business

On September 27, 2006, we entered into a Sale and Purchase Agreement with SABIC to sell all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited for an aggregate purchase price of $700 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. The final purchase price is subject to adjustments relating to working capital, investment in our low density polyethylene (“LDPE”) plant currently under construction in Wilton, U.K. and unfunded pension liabilities. As a result of this transaction, SABIC will acquire our European base chemicals and polymers business. The transaction will not include our Teesside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment. The transaction is conditioned upon, among other things, receipt of necessary approvals under applicable antitrust laws and other relevant regulations and other customary closing conditions. This transaction is expected to close by the end of 2006. We intend to use the net proceeds from the transaction to redeem in full the remaining $250 million outstanding principal amount of our 9.875% senior notes due 2009 and to repay a portion of the debt under our senior credit facilities.

Beginning on September 30, 2006, the assets and liabilities of our European base chemicals and polymers business have been classified as held for sale and its results of operations for current and prior periods have been classified as discontinued operations in our financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following major classes of assets and liabilities are presented as held for sale in the accompanying September 30, 2006 condensed consolidated balance sheet (unaudited) (dollars in millions):

	Huntsman	Huntsman
	Corporation	International
ASSETS
Accounts and notes receivable, net	$186.1	$186.1
Inventories, net	187.3	187.3
Other current assets	28.5	28.5
Property, plant and equipment, net	569.9	538.6
Other noncurrent assets	60.5	60.5
Total assets	1,032.3	1,001.0
LIABILITIES
Accounts payable	183.3	183.3
Accrued liabilities	139.9	131.3
Other noncurrent liabilities	74.4	51.7
Total liabilities	397.6	366.3
Net assets	$634.7	$634.7

The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

 Huntsman Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$711.1	$534.0	$1,841.1	$1,689.4
Costs and expenses	(678.3)	(553.7)	(1,806.1)	(1,583.2)
Loss on pending disposal	(181.2)	—	(181.2)	—
Operating loss	(148.4)	(19.7)	(146.2)	106.2
Income tax (expense) benefit	(11.2)	5.8	(10.5)	(31.9)
(Loss) income from discontinued operations, net of tax	$(159.6)	$(13.9)	$(156.7)	$74.3

 Huntsman International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$711.1	$534.0	$1,841.1	$1,689.4
Costs and expenses	(678.2)	(553.7)	(1,806.0)	(1,583.2)
Loss on pending disposal	(161.2)	—	(161.2)	—
Operating loss	(128.3)	(19.7)	(126.1)	106.2
Income tax (expense) benefit	(11.3)	5.8	(10.6)	(31.9)
(Loss) income from discontinued operations, net of tax	$(139.6)	$(13.9)	$(136.7)	$74.3

The loss on pending disposal in 2006 represents the impairment of long-lived assets resulting from the write-down of the European base chemicals and polymers business to the purchase price less cost to sell. The actual loss on disposal may differ from this estimate as we finalize certain tax matters in the U.K. In addition, we expect to incur a pension curtailment loss of approximately $20 million during the fourth quarter of 2006 and an additional loss on disposal of approximately $2 million for successful completion bonuses upon closing of the transaction. In connection with this sale, the Compensation Committee of our Board of Directors has authorized the accelerated vesting of certain stock-based compensation awards. Accordingly, we expect to record additional compensation expense of approximately $1 million during the fourth quarter of 2006. The European base chemicals and polymers business is reported in our Base Chemicals operating segment in the accompanying condensed consolidated financial statements (unaudited).

TDI

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$—	$1.0	$—	$24.4
Costs and expenses	(0.8)	(1.6)	(1.6)	(31.6)
Loss on disposal	—	—	—	(36.4)
Operating loss	(0.8)	(0.6)	(1.6)	(43.6)
Income tax expense	—	—	—	—
Loss from discontinued operations, net of tax	$(0.8)	$(0.6)	$(1.6)	$(43.6)

We expect to incur approximately $0.5 million of additional costs related to the TDI transaction through the first quarter of 2007. The TDI business is reported in our Polyurethanes segment in our accompanying condensed consolidated financial statements (unaudited).

4.             Business Disposition and Combination

Sale of U.S. Butadiene and MTBE Business

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. The total sales price was approximately $274 million, which includes approximately $12 million of favorable post-closing working capital adjustments, of which $192 million was paid to us at closing, $7.9 million was received in the third quarter of 2006 and $4.1 million was received in October 2006. The additional $70 million will be payable to us after the restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see “Note 16. Port Arthur, Texas Plant Fire”) and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant and the restart occurs within 30 months of this sale. In connection with this sale, we recognized a pre-tax gain of $90.3 million, of which $9.5 million was due to the liquidation of LIFO reserves. We expect to recognize an additional pre-tax gain of $70 million upon completion of the conditions referenced above.

The carrying value of the assets sold at June 27, 2006 was as follows (dollars in millions):

ASSETS
Accounts and notes receivable, net	$80.3
Inventories, net	12.7
Other current assets	2.6
Property, plant and equipment, net	83.2
Other noncurrent assets	2.0
Total assets	180.8

LIABILITIES
Accounts payable	65.7
Accrued liabilities	0.1
Other noncurrent liabilities	1.3
Total liabilities	67.1
Net assets	$113.7

The results of operations of this business were not classified as a discontinued operation under applicable accounting rules because of the expected continuing cash flows from the MTBE business we continue to operate in our Polyurethanes segment.

In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from (i) the breach of representations and warranties contained in the asset purchase agreement, (ii) any pre-sale liabilities related to the pre-sale operations of the assets sold not assumed by the buyer, and (iii) any environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us exceed $5 million. Upon exceeding this $5 million threshold, we generally are obligated to provide indemnification for any losses in excess of $5 million, up to a limit of $137.5 million. We believe that there is a remote likelihood that we will be required to pay any material amounts under the indemnity provision. As a result, we have estimated that the fair value of this indemnity at the date of the closing of the sale is minimal, and accordingly, no amounts have been recorded.

Textile Effects Acquisition

On June 30, 2006, we acquired the textile effects business of Ciba Specialty Chemicals Inc. for approximately $172.1 million (CHF 215 million) in cash, of which $139.2 million was paid on June 30, 2006 and $32.9 million was paid on July 3, 2006. This purchase price is subject to finalization of post-closing working capital adjustments, which are currently estimated to be $21.4 million. We acquired the textile effects business in order to expand our differentiated chemicals business portfolio. The operating results of the textile effects business have been consolidated with our operating results beginning on July 1, 2006 and are reported with our advanced materials operations as part of our Materials and Effects segment.

We have accounted for the Textile Effects Acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined the excess of fair value of net assets acquired over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141. Accordingly, no basis was assigned to property, plant and equipment or any other non-current assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). The preliminary allocation of the purchase price to the assets and liabilities acquired is summarized as follows (dollars in millions):

	Huntsman Corporation	Huntsman International
Acquisition cost:
Acquisition payment, exclusive of post-closing working capital adjustment	$172.1	$172.1
Estimated post-closing working capital adjustment	(21.4)	(21.4)
Direct costs of acquisition	8.8	8.8
Total acquisition costs	159.5	159.5

Fair value of assets acquired and liabilities assumed:
Cash	7.7	7.7
Accounts receivable	250.3	250.3
Inventories	233.6	233.6
Prepaid expenses and other current assets	12.6	12.6
Deferred taxes	7.9	5.3
Accounts payable	(95.8)	(95.8)
Accrued liabilities	(35.3)	(35.3)
Short-term debt	(5.0)	(5.0)
Noncurrent liabilities	(158.8)	(158.9)
Total fair value of net assets acquired	217.2	214.5
Extraordinary gain on the acquisition of a business — excess of fair value of net assets acquired over cost	$57.7	$55.0

This purchase price allocation is preliminary pending finalization of the determination of the fair value of assets acquired and liabilities assumed, including final valuation of working capital acquired and pension and other post-retirement benefits assumed, finalization of restructuring plans, estimates of asset retirement obligations and determination of related deferred taxes. During the third quarter of 2006, we revised our estimates of fair value of working capital, restructuring liabilities and deferred taxes. We are assessing and formulating plans to exit certain activities of the textile effects business and expect to involuntarily terminate the employment of, or relocate, certain textile effects employees. We expect to spend approximately $150 million over the next three years on capital expenditures and a restructuring program that will see textile effects’ operations expand significantly in Asia but consolidate in the Americas and in Europe. We estimate that we will eliminate up to 650 positions and will create approximately 300 new positions, globally. These plans include the exit of various manufacturing, sales and administrative activities throughout the business through 2009. This preliminary purchase price allocation includes recorded liabilities for workforce reduction, non-cancelable lease termination costs and demolition, decommissioning and other restructuring costs of $63.9 million, $3.4 million, $1.5 million and $4.8 million, respectively. We have not yet finalized plans to exit certain business activities and may record additional liabilities for workforce reduction, demolition and non-cancelable lease costs as these plans are finalized. We expect that it is reasonably possible that material changes to the allocation could occur and any changes to our purchase price allocation will be recorded as an adjustment to the extraordinary gain in future periods.

The following tables reflect our and Huntsman International’s results of operations on a pro forma basis as if the Textile Effects Acquisition had been completed at the beginning of each period presented utilizing historical results for each entity (dollars in millions, except per share amounts):

Huntsman Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,686.0	$2,832.9	$8,606.2	$8,899.6
(Loss) income before extraordinary gain and accounting change	(90.5)	(15.4)	210.1	50.0
Net (loss) income	(83.3)	(8.2)	267.8	111.7
Basic (loss) income per share	(0.38)	(0.04)	1.21	0.31
Diluted (loss) income per share	(0.36)	(0.04)	1.15	0.31

Huntsman International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,686.0	$2,832.9	$8,606.2	$8,899.6
(Loss) income before extraordinary gain and accounting change	(67.6)	(13.4)	193.4	218.3
Net (loss) income	(58.7)	(4.5)	248.4	277.5

Our pro forma net income (loss) reflects an extraordinary gain on the Textile Effects Acquisition of $7.2 million for both the three months ended September 30, 2006 and 2005, and $57.7 million for both the nine months ended September 30, 2006 and 2005. The pro forma net income of Huntsman International reflects an extraordinary gain on the Textile Effects Acquisition of $8.9 million for both the three months ended September 30, 2006 and 2005, and $55.0 million for both the nine months ended September 30, 2006 and 2005.

5.            Inventories

Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2006	2005

Raw materials and supplies	$329.7	$374.1
Work in progress	110.4	82.1
Finished goods	1,124.4	988.1
Total	1,564.5	1,444.3

LIFO reserves	(120.5)	(119.7)
Lower of cost or market reserves	(21.8)	(15.4)
Net	$1,422.2	$1,309.2

As of September 30, 2006 and December 31, 2005, approximately 18% and 21%, respectively, of inventories were recorded using the last-in, first-out cost method.

In the normal course of operations, we exchange raw materials with other companies. No gains or losses are recognized on these exchanges and the net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements receivable by us at September 30, 2006 was $2.1 million (0.3 million pounds of feedstock and products). The amount included in inventory under open exchange agreements payable by us at December 31, 2005 was $3.8 million (8.8 million pounds of feedstock and products).

6.             Restructuring, Impairment and Plant Closing Costs

While we continuously focus on identifying opportunities to reduce our operating costs and maximize our operating efficiency, we have now substantially implemented our comprehensive global cost reduction program, referred to as “Project Coronado.” Project Coronado was a program designed to reduce our annual fixed manufacturing and selling, general and administrative costs, as measured at 2002 levels, by $200 million. In connection with Project Coronado, we announced the closure of eight smaller, less competitive manufacturing units in our Polyurethanes, Materials and Effects, Performance Products and Pigments segments. These and other actions have resulted in the reduction of approximately 1,500 positions in these businesses since 2000.

As of September 30, 2006 and December 31, 2005, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

				Other
	Workforce	Demolition and	Non-cancelable	restructuring
	reductions(1)	decommissioning	lease costs	costs	Total(3)

Accrued liabilities as of December 31, 2005	$54.2	$5.8	$6.5	$11.8	$78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	63.9	1.5	3.4	4.8	73.6
2006 charges for 2003 initiatives	2.2	—	—	—	2.2
2006 charges for 2004 initiatives	3.1	0.1	—	—	3.2
2006 charges for 2005 initiatives	2.1	—	—	0.2	2.3
2006 charges for 2006 initiatives	2.1	—	—	—	2.1
Reversal of reserves no longer required (2)	(3.9)	(2.2)	(0.5)	—	(6.6)
Partial reversal of Advanced Materials opening balance sheet liabilities	(2.5)	—	—	—	(2.5)
2006 payments for 2003 initiatives	(7.1)	—	(0.3)	(0.2)	(7.6)
2006 payments for 2004 initiatives	(14.2)	(2.1)	(0.6)	(0.2)	(17.1)
2006 payments for 2005 initiatives	(6.9)	—	—	(0.9)	(7.8)
2006 payments for 2006 initiatives	(0.2)	—	—	—	(0.2)
Reclassification of net activity in liabilities held for sale	(7.1)	—	—	—	(7.1)
Foreign currency effect on reserve balance	2.6	0.2	0.3	0.1	3.2
Accrued liabilities as of September 30, 2006	$88.3	$3.3	$8.8	$15.6	$116.0

(1)                                 With the exception of liabilities recorded in connection with business combinations, accrued liabilities classified as workforce reductions consist primarily of restructuring programs involving ongoing termination benefit arrangements and restructuring programs involving special termination benefits. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, respectively. The remaining accrued liabilities related to these charges of $24.4 million represent workforce reductions to be paid by the end of 2011. Liabilities for workforce reductions recorded in connection with business combinations were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. Of the total workforce reduction reserves of $88.3 million, $68.2 million relates to 698 positions that have not been terminated as of September 30, 2006.

(2)                                 The reversal of workforce reduction reserves relates to differences between the actual payments made to employees upon termination of such employees positions and the original estimates of termination payments, redeployment of employees whose positions were originally expected to be terminated, changes to applicable laws and regulations and revisions to original estimates based on information currently available.

(3)           Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30,	December 31,
	2006	2005

2001 initiatives	$1.4	$1.4
2003 initiatives	18.6	28.4
2004 initiatives	23.9	47.7
2005 initiatives	4.8	11.6
2006 initiatives	74.3	—
Foreign currency effect on reserve balance	(7.0)	(10.8)
Total	$116.0	$78.3

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Materials and	Performance			Base
	Polyurethanes	Effects	Products	Pigments	Polymers	Chemicals	Total

Accrued liabilities as of December 31, 2005	$10.9	$7.8	$25.6	$16.6	$3.4	$14.0	$78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	—	73.6	—	—	—	—	73.6
2006 charges for 2003 initiatives	—	0.2	—	2.0	—	—	2.2
2006 charges for 2004 initiatives	0.1	0.2	0.3	2.6	—	—	3.2
2006 charges for 2005 initiatives	—	—	1.0	0.2	—	1.1	2.3
2006 charges for 2006 initiatives	—	2.1	—	—	—	—	2.1
Reversal of reserves no longer required	(0.3)	(1.0)	(2.2)	(2.4)	(0.7)	—	(6.6)
Partial reversal of Advanced Materials opening balance sheet liabilities	—	(2.5)	—	—	—	—	(2.5)
2006 payments for 2003 initiatives	(2.1)	(2.0)	—	(3.5)	—	—	(7.6)
2006 payments for 2004 initiatives	(1.1)	(0.6)	(7.8)	(7.3)	(0.3)	—	(17.1)
2006 payments for 2005 initiatives	(0.3)	(1.0)	(2.2)	(0.3)	—	(4.0)	(7.8)
2006 payments for 2006 initiatives	—	(0.2)	—	—	—	—	(0.2)
Reclassification of net activity in liabilities held for sale	—	—	—	—	—	(7.1)	(7.1)
Foreign currency effect on reserve balance	0.6	0.3	1.4	0.9	—	—	3.2
Accrued liabilities as of September 30, 2006	$7.8	$76.9	$16.1	$8.8	$2.4	$4.0	$116.0

Current portion of restructuring reserve	$3.2	$31.8	$8.5	$4.8	$2.4	$3.1	$53.8
Long-term portion of restructuring reserve	4.6	45.1	7.6	4.0	—	0.9	62.2

Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$0.3	$0.1	$1.9	$9.8	$—	$12.1
Estimated additional charges beyond one year	—	—	0.1	1.9	17.6	—	19.6

Details with respect to cash and non-cash restructuring, impairment and plant closing costs by initiative for the nine months ended September 30, 2006 are provided below (dollars in millions):

Cash charges:
2006 charges for 2003 initiatives	2.2
2006 charges for 2004 initiatives	3.2
2006 charges for 2005 initiatives	2.3
2006 charges for 2006 initiatives	2.1
Reversal of reserves no longer required	(6.6)
Non-cash charges	16.8
Total Restructuring, Impairment and Plant Closing Costs	$20.0

During the nine months ended September 30, 2006, our Materials and Effects segment reversed $2.5 million of reserves established in connection with the acquisition of our advanced materials business. This reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. In addition, we recorded $73.6 million of liabilities for workforce reduction, non-cancelable lease termination costs, demolition and decommissioning costs and other restructuring costs related to the Textile Effects Acquisition. For more information, see “Note 4. Business Disposition and Combination—Textile Effects Acquisition.”

During the nine months ended September 30, 2006, our Polymers segment recorded a non-cash impairment charge of $5.7 million related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets in this business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred. Management continues to evaluate the strategic and operational initiatives related to this business. Capital expenditures and turnaround costs related to this business are expected to result in additional restructuring charges of $27.4 million through 2009.

During the nine months ended September 30, 2006, our Base Chemicals segment recorded a non-cash charge of $9.4 million to write off fixed assets that were destroyed and unamortized turnaround costs that will no longer be utilized as a result of the fire at our Port Arthur, Texas facility. For more information, see “Note 17. Port Arthur, Texas Plant Fire.”

7.             Debt

Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation:

	September 30,	December 31,
	2006	2005

Senior Credit Facilities:
Revolving Facility	$69.0	$—
Term Loans	2,107.4	2,099.3
2010 Secured Notes	293.9	293.6
2009 Senior Notes	252.3	454.7
2011 Senior Floating Rate Notes	—	100.0
2012 Senior Fixed Rate Notes	198.0	198.0
Subordinated Notes	1,188.6	1,145.2
Australian Credit Facilities	58.8	63.8
HPS (China) debt	64.8	42.6
Other	93.1	60.7
Total debt	$4,325.9	$4,457.9

Current portion	$226.8	$44.6
Long-term portion	4,099.1	4,413.3
Total debt	$4,325.9	$4,457.9

Huntsman International:

	September 30,	December 31,
	2006	2005

Senior Credit Facilities:
Revolving Facilty	$69.0	$—
Term Loans	2,107.4	2,099.3
2010 Secured Notes	293.9	293.6
2009 Senior Notes	252.3	454.7
2011 Senior Floating Rate Notes	—	100.0
2012 Senior Fixed Rate Notes	198.0	198.0
Subordinated Notes	1,188.6	1,145.2
Australian Credit Facilities	58.8	63.8
HPS (China) debt	64.8	42.6
Other	92.9	60.7
Total debt	$4,325.7	$4,457.9

Current portion	$226.6	$44.6
Long-term portion	4,099.1	4,413.3
Total debt	$4,325.7	$4,457.9

Senior Credit Facilities

As of September 30, 2006, our senior secured credit facilities (“Senior Credit Facilities”) consisted of (i) a $650 million revolving facility (the “Revolving Facility”), (ii) a $1,991.5 million term loan B facility (the “Dollar Term Loan”), and (iii) a €91.2 million ($115.9 million) euro term loan B facility (the “Euro Term Loan,” and collectively with the Dollar Term Loan, the “Term Loans”). As of September 30, 2006, there were $69.0 million borrowings outstanding under the Revolving Facility, and we had $39.4 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility.

Transactions Affecting our Debt

On November 13, 2006, we completed an offering of subordinated notes (the “New Subordinated Notes Offering”) consisting of €400 million ($508.0 million) 6.875% euro-denominated notes due 2013 (the “2013 Subordinated Notes”) and $200 million 7.875% U.S. dollar-denominated notes due 2014 (the “2014 Subordinated Notes” and, collectively with the 2013 Subordinated Notes, the “New Subordinated Notes”).  We intend to use the estimated net proceeds of approximately $699 million to redeem all (approximately $366 million) of our outstanding U.S. dollar-denominated 10.125% senior subordinated notes due 2009 and a portion (approximately €258  million) of our outstanding euro-denominated 10.125% senior subordinated notes due 2009 (collectively, the “2009 Subordinated Notes”).  The call price of the 2009 Subordinated notes is 101.688% plus accrued interest.

The 2013 Subordinated Notes are redeemable on or after November 15, 2009 at 105.156%, declining ratably to par on or after November 15, 2012.  The 2014 Subordinated Notes are redeemable on or after November 15, 2010 at 103.938%, declining ratably to par on or after November 15, 2012.  The New Subordinated Notes are unsecured and interest is payable semiannually on November 15 and May 15 of each year.  The indentures governing the New Subordinated Notes contain covenants relating to, among other things, the incurrence of debt, limitations on asset sales, limitations on distributions and limitations on affiliate transactions.  The indentures also contain change of control provisions requiring us to offer to repurchase the New Subordinated Notes upon a change of control.  The New Subordinated Notes are guaranteed by the same guarantors as our outstanding notes.

Under the terms of a registration rights agreement among Huntsman International, the subsidiary guarantors and the initial purchasers of our $175.0 million 7.375% senior subordinated notes due 2015 and our €135.0 million ($171.5 million) 7.5% senior subordinated notes due 2015 (collectively, the “2015 Subordinated Notes” and, together with the 2009 Subordinated Notes, the “Subordinated Notes”), we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Because we did not complete the exchange offer by this date, we were required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increased by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of September 30, 2006, we were paying an additional 1.0% on the 2015 Subordinated Notes and had paid a total of $2.4 million in additional interest. Additional interest will cease to accrue upon the earlier of the completion of the exchange offer or December 17, 2006. Since we are not able to complete the exchange offer before this date, we have withdrawn the registration statement relating to the exchange offer.

On August 1, 2006, we made a voluntary repayment of $50.0 million U.S. dollar equivalents on our Term Loans ($47.3 million on the Dollar Term Loan and €2.2 million on the Euro Term Loan) with available liquidity.

On July 13, 2006, we entered into a transaction to repurchase $37.5 million of our 9.875% senior notes due 2009 (the “2009 Senior Notes”) at a price of 105.0% of the aggregate principal amount thereof. In addition, on August 14, 2006, and on September 20, 2006 we completed  redemptions of $62.5 million and $100 million, respectively, of the 2009 Senior Notes at a call price of 104.937% plus accrued interest. Following this repurchase and partial redemption, we have $250 million aggregate principal amount outstanding ($252.3 million book value) of the 2009 Senior Notes. We funded these redemptions from available liquidity including from cash, borrowings under our Revolving Facility and issuance of commercial paper under our off balance sheet accounts receivable securitization program.

On June 30, 2006, we entered into an amendment to our Senior Credit Facilities to provide for an additional $100 million of borrowings under the Dollar Term Loan on the same terms as our then-existing Dollar Term Loan (the “June 30, 2006 Amendment”). We borrowed the additional amounts under the Dollar Term Loan on July 14, 2006 and, on July 24, 2006, used the proceeds to redeem all of our $100 million outstanding senior floating rate notes due 2011 at a call price of 104.0% of the aggregate principal amount thereof. The June 30, 2006 Amendment also modified certain other provisions in our Senior Credit Facilities, including certain financial covenants.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program (as defined in “Note 9. Securitization of Accounts Receivable”) and the indentures governing our notes.

8.             Derivative Instruments and Hedging Activities

As of September 30, 2006 and December 31, 2005, and for the nine months ended September 30, 2006 and 2005, the fair value, change in fair value, and realized gains or losses of outstanding hedging contracts were not significant.

We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. During the quarter ended September 30, 2006, we entered into foreign currency instruments to minimize the foreign currency impact on forecasted capital expenditures payable in Singapore Dollars associated with the construction of our polyetheramine manufacturing facility in Singapore. The notional amount of these derivative instruments is approximately 25 million of Singapore Dollars, and these instruments extend through April of 2007. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value.

9.             Securitization of Accounts Receivable

Under our accounts receivable securitization program (“A/R Securitization Program”), we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the “Receivables Trust”) at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper. The A/R Securitization Program currently provides for financing through a commercial paper conduit program (in both U.S. dollars and euros). On April 18, 2006, the A/R Securitization Program was amended to expand the size of the commercial paper conduit program to a committed amount of approximately $500 million U.S. dollar equivalents for three years. Interest costs to the Receivables Trust on amounts drawn under the commercial paper conduit are LIBOR and/or EUROBOR, as applicable, plus 60 basis points per annum based upon a pricing grid (which is dependent upon our credit rating). Transfers of accounts receivable to the Receivables Trust continue to be accounted for as sales under the amended A/R Securitization Program.

As of September 30, 2006, the Receivables Trust had approximately $233 million and approximately €205 million ($260.5 million) in commercial paper outstanding.

10.          Employee Benefit Plans

Components of the net periodic benefit costs from continuing operations for the three and nine months ended September 30, 2006 and 2005 were as follows (dollars in millions):

Huntsman Corporation:

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$16.6	$15.8	$1.1	$1.2
Interest cost	27.9	28.1	2.3	2.0
Expected return on assets	(32.8)	(32.4)	—	—
Amortization of transition obligation	0.4	0.7	—	—
Amortization of prior service cost	(1.7)	(1.0)	(0.7)	(0.5)
Amortization of actuarial loss	3.8	7.5	0.8	0.9
Settlement loss	0.4	—	—	—
Net periodic benefit cost	$14.6	$18.7	$3.5	$3.6

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$49.9	$47.6	$3.3	$2.8
Interest cost	83.6	82.1	6.9	5.8
Expected return on assets	(98.5)	(91.9)	—	—
Amortization of transition obligation	1.2	1.3	—	—
Amortization of prior service cost	(5.1)	(4.0)	(2.1)	(1.5)
Amortization of actuarial loss	11.4	19.8	2.4	2.7
Settlement loss	1.2	—	—	—
Net periodic benefit cost	$43.7	$54.9	$10.5	$9.8

Huntsman International:

			Other Postretirement
	Defined Benefit Plans Three Months Ended September 30,		Benefit Plans Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$16.6	$15.8	$1.1	$1.2
Interest cost	27.9	28.1	2.3	2.0
Expected return on assets	(32.8)	(32.4)	—	—
Amortization of transition obligation	0.4	0.7	—	—
Amortization of prior service cost	(1.7)	(1.0)	(0.7)	(0.5)
Amortization of actuarial loss	5.7	7.8	0.8	0.9
Settlement loss	0.4	—	—	—
Net periodic benefit cost	$16.5	$19.0	$3.5	$3.6

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$49.9	$47.6	$3.3	$2.8
Interest cost	83.6	82.1	6.9	5.8
Expected return on assets	(98.5)	(91.9)	—	—
Amortization of transition obligation	1.2	1.3	—	—
Amortization of prior service cost	(5.1)	(4.0)	(2.1)	(1.5)
Amortization of actuarial loss	17.1	20.1	2.4	2.7
Settlement loss	1.2	—	—	—
Net periodic benefit cost	$49.4	$55.2	$10.5	$9.8

During the nine months ended September 30, 2006 and 2005, we made contributions to our pension plans of $93.0 million and $44.7 million, respectively. During the remainder of 2006, we expect to contribute an additional $22.0 million to our pension plans, excluding the pension plans acquired in connection with the Textile Effects Acquisition.

In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of change in accounting principle credit for us and Huntsman International of $4.0 million ($0.02 per diluted share) and $4.2 million, net of tax of $1.9 million and $1.5 million, respectively. As of the end of 2008, we will be required to change the measurement date of our plans to December 31 pursuant to SFAS No. 158.

As part of the June 30, 2006 Textile Effects Acquisition (see “Note 4. Business Disposition and Combination—Textile Effects Acquisition”), we assumed unfunded pension and other post-employment liabilities for pension and benefit plans in a number of countries. In addition, in certain jurisdictions assets and liabilities relating to funded pension plans have also been transferred and assumed by us. The funded plans are a mix of defined benefit and defined contribution plans.

11.          Dividends on 5% Mandatory Convertible Preferred Stock

In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net income available to common stockholders during the first quarter of 2005. As of September 30, 2006, we had $21.0 million invested in government securities that are restricted for satisfaction of our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on February 16, May 16, August 16 and November 16 of each year prior to February 16, 2008. Under certain circumstances, we may not be permitted to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of the common stock at that time.

12.          Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation:

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended		Nine Months Ended
	September 30 ,	December 31,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006	2005
Foreign currency translation adjustments, net of tax of $31.8 million and $31.8 million as of September 30, 2006 and December 31, 2005, respectively	$195.6	$62.4	$56.5	$(24.8)	$133.2	$(179.6)
Minimum pension liability, net of tax of $32.2 million and $30.0 million as of September 30, 2006 and December 31, 2005, respectively	(99.6)	(102.1)	—	—	2.5	(5.0)
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—	—	—
Other	3.4	1.1	1.2	(0.6)	2.3	7.6
Total	$106.7	$(31.3)	$57.7	$(25.4)	$138.0	$(177.0)

Huntsman International:

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006	2005
Foreign currency translation adjustments, net of tax of $16.0 million and $0.2 million as of September 30, 2006 and December 31, 2005, respectively	$216.2	$69.9	$58.5	$(28.7)	$146.3	$(192.6)
Minimum pension liability, net of tax of $46.5 million and $45.4 million as of September 30, 2006 and December 31, 2005, respectively	(150.8)	(153.3)	—	—	2.5	(5.0)
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—	—	—
Other	0.3	(2.2)	1.3	4.4	2.5	18.1
Total	$73.0	$(78.3)	$59.8	$(24.3)	$151.3	$(179.5)

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

13.          Commitments and Contingencies

Legal Matters

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide (“Discoloration Claims”). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through September 30, 2006.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Claims unresolved at beginning of period	2	3
Claims filed during period	—	—
Claims resolved during period	—	1
Claims unresolved at end of period	2	2

During the nine months ended September 30, 2005, we settled a claim for approximately $0.9 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of September 30, 2006 asserted aggregate damages of approximately $67 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of September 30, 2006 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

We have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the nine months ended September 30, 2006. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

Where the alleged exposure occurred prior to our ownership of the relevant “premises,” the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our twelve-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Unresolved at beginning of period	576	398
Tendered during period	990	107
Resolved during period (1)	170	67
Unresolved at end of period	1,396	438

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

We have never made any payments with respect to these cases. As of September 30, 2006, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2006.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Unresolved at beginning of period	34	29
Filed during period	18	47
Resolved during period	9	8
Unresolved at end of period	43	68

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $10,000 and $20,000 during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, we had an accrual of approximately $0.6 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2006.

Antitrust Matters

We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the “Polyether Polyols” cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. Bayer has entered into a settlement agreement with the plaintiffs that has been approved by the court. Class certification discovery is underway in these consolidated cases.

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

Tax Dispute

In connection with the audit of our income tax returns for the years ended 1998 through 2001, we received a Notice of Proposed Adjustment from the Internal Revenue Service. We are in the process of an administrative appeal before the Internal Revenue Service, which we initiated in 2005. The potential liability and the potential reduction to our net operating losses have been reserved in our financial statements.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see “Note 14. Environmental, Health and Safety Matters—Remediation Liabilities” for a discussion of environmental remediation liabilities.

14.          Environmental, Health and Safety Matters

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

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2006 and 2005, our capital expenditures for EHS matters totaled $29.3 million and $24.2 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued approximately $15 million and $25 million for environmental liabilities as of September 30, 2006 and December 31, 2005, respectively. Of these amounts, approximately $7 million and $7 million are classified as accrued liabilities on our condensed consolidated balance sheets (unaudited) as of September 30, 2006 and December 31, 2005, respectively, and approximately $8 million and $18 million are classified as other noncurrent liabilities on our condensed consolidated balance sheets (unaudited) as of September 30, 2006 and December 31, 2005, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

In October 2003, the European Commission (“EC”) adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new regulation called “REACH” (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database; isolated intermediates would also need to be registered. Where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. Additionally, the use of substances with specific hazards would require an authorization limited in time, pending their substitution. The REACH regulatory framework is expected to become law in early 2007. As currently envisioned, REACH would take effect in three primary stages over eleven years following the final effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice, and reformulate products if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances manufactured or imported by us into the European Union. We expect to incur costs of up to $5 million for REACH compliance in 2007.

On October 13, 2006, the President signed into law the Security and Accountability for Every Port Act (“SAFE”), a comprehensive port and chemical plant security bill. At this time, we do not know what the financial implications of the new law will be for our operations. We have conducted security vulnerability assessments at a number of our sites and have pursued, or are pursuing, action items arising from these assessments. Until the implementing regulations are promulgated by the Department of Homeland Security and we have had a chance to evaluate them, the future financial impact of SAFE is uncertain.

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

In addition, the Energy Policy Act of 2005 has substantially curtailed the market for MTBE in the U.S. by mandating increased use of renewable fuels and eliminating the oxygenate requirement for reformulated gasoline established by the 1990 Clean Air Act Amendments. As a result, the U.S. Environmental Protection Agency announced that, starting in May 2006, it would no longer specify the oxygen content for clean-burning gasoline in smog-afflicted areas, easing air pollution regulations that had resulted in MTBE being added to fuel sold in those areas.

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

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, results of operations and financial condition. However, because we are not able to estimate the amount or range of losses that would be associated with such litigation, we have made no accruals with respect to unasserted claims concerning the environmental effects of MTBE as of September 30, 2006.

15.          Other Operating (Income) Expense

Other operating (income) expense consisted of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Gain) loss on sale of business/assets	$—	$—	$(92.4)	$3.6
Foreign exchange (gains) losses	(12.7)	(2.9)	(7.7)	23.9
Bad debts	2.2	6.0	3.5	12.2
Property loss recoveries	(12.5)	—	(21.3)	—
Other, net	(5.6)	4.4	(4.9)	2.3
Total other operating (income) expense	$(28.6)	$7.5	$(122.8)	$42.0

16.          Stock-Based Compensation Plans

Under the Huntsman Stock Incentive Plan (the “Stock Incentive Plan”), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2006, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

The compensation cost for the Stock Incentive Plan was $4.8 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively, and $13.0 million and $6.4 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was nil for each of the three and nine months ended September 30, 2006 and 2005.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because we only became a publicly-held company in February 2005, we based our assumption of expected volatility on implied volatilities from the stock of comparable companies. The expected term of options granted is estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	N/A	0%	0%
Expected volatility	23.1%	N/A	23.1%	22.4%
Risk-free interest rate	4.9%	N/A	4.6%	3.9%
Expected life of stock options granted during the period	6.6 years	N/A	6.6 years	6.6 years

Stock Options

A summary of stock option activity under the Stock Incentive Plan as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2006	2,579	$22.56
Granted	1,687	20.46
Exercised	—	—
Forfeited	(84)	21.75
Outstanding at September 30, 2006	4,182	21.73	8.84	$21
Exercisable at September 30, 2006	760	22.99	8.37	—

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $7.27 per option. As of September 30, 2006, there was $18.7 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. No option awards were exercised during the nine months ended September 30, 2006 or 2005.

Nonvested shares

Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2006 and changes during the nine months then ended is presented below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(000)		(000)
Nonvested at January 1, 2006	737	$22.99	33	$23.00
Granted	467	20.46	24	20.50
Vested	(246)	22.99	(11)	23.00
Forfeited	(9)	23.00	—	—
Nonvested at September 30, 2006	949	21.75	46	21.72

As of September 30, 2006, there was $15.6 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of shares that vested during the nine months ended September 30, 2006 and 2005 was $5.9 million and nil, respectively.

17.          Port Arthur, Texas Plant Fire

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site which were restarted on June 9, 2006, the remaining operations at the site remain shutdown. The damage is significant and, while no assurances can be made, preliminary indications are that we would expect to restart the unit late in the second quarter of 2007. None of our other Jefferson County, Texas manufacturing sites were damaged. During the second and third quarters of 2006, we recognized a net loss due to the fire totaling $10.0 million (after recording probable insurance recoveries of $31.4 million) for certain fixed costs incurred during the business interruption period, the write-off of damaged assets and costs to respond and clean up the facility after the fire, $9.4 million of which was recorded as an impairment charge and $0.6 million of which was recorded as cost of sales in the accompanying condensed consolidated statements of operations (unaudited). As noted above, as of September 30, 2006, we have recorded a receivable of $31.4 million for probable insurance recoveries that has been recorded as an offset to the expenses already incurred and recorded in the statement of operations, of which $20.7 million represents fixed costs incurred subsequent to the business interruption deductible period.

The Port Arthur facility, also known as the Light Olefins Unit, is part of our Base Chemicals segment and has an annual production capacity of 1.4 billion pounds of ethylene, or about 30% of our global ethylene capacity. It also has an annual capacity of 800 million pounds of propylene, 680 million pounds of cyclohexane and 460 million pounds of benzene.

We carry normal and customary insurance coverage for property damage and business interruption. With respect to coverage for this outage, the deductible for property damage is $10 million, while business interruption coverage does not apply for the first 60 days. Insurance recoveries will be accounted for as gain contingencies in accordance with SFAS No. 5, Accounting for Contingencies, and therefore will not be recorded and recognized in income until earned and realized.

18.          Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against a material portion of the net deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

Huntsman Corporation

We recorded an income tax benefit of $17.4 million for the three months ended September 30, 2006 and an expense of $16.0 million for the nine months ended September 30, 2006, and expense of $13.5 million and $36.9 million for the same periods in 2005, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were (33)% and 4% for the three and nine months ended September 30, 2006, respectively, and not meaningful for the three and nine months ended September 30, 2005. During the three months ended September 30, 2006, we recognized $22.4 million of tax benefits related to the release of certain U.K. tax contingencies and the release of certain valuation allowances in the U.K. The release of the U.K. tax contingency was in response to a favorable court decision rendered during the quarter to an unrelated company. The release of the valuation allowance in the U.K. resulted from the evaluation of our deferred tax assets occasioned by the contract to sell our European base chemicals and polymers business to SABIC. The cumulative pre-tax earnings of our European polyurethanes business combined with the impact of the sale of our U.K. petrochemical business generated sufficient positive evidence to support a change in judgment about the realizability of certain deferred tax assets in the U.K. Excluding the net (charges) benefits of $(14.4) million and $75.3 million related to the gain on the sale of our U.S. butadiene and MTBE business, the loss due to the fire at our Port Arthur, Texas plant, a property loss recovery, and loss on the early extinguishment of debt, our effective income tax rates would have been (27)% for the three months and 4% for the nine months ended September 30, 2006, respectively. After further excluding the $22.4 million of tax benefits, our effective income tax rates would have been 6% for the three months and 12% for the nine months ended September 30, 2006, respectively. Excluding the net charges of $88 million and $323 million in 2005 for loss on early extinguishment of debt and a write-down of assets, which are not benefited for tax purposes because of valuation allowances on net deferred tax assets, our effective income tax rates would have been 11% and 15% for the three and nine months ended September 30, 2005, respectively. These effective tax rates, for 2006 and 2005, are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, earnings in tax jurisdictions with lower statutory rates, and tax benefits recognized during the quarter as discussed above.

Huntsman International

We recorded an income tax benefit of $21.3 million for the three months ended September 30, 2006 and an expense of $58.2 million for the nine months ended September 30, 2006, and expense of $12.0 million and $42.9 million for the same periods in 2005, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were (41)% and 16% for the three and nine months ended September 30, 2006, respectively, and not meaningful and 20% for the three and nine months ended September 30, 2005, respectively. During the three months ended September 30, 2006, we recognized $22.4 million of tax benefits related to the release of certain U.K. tax contingencies and the release of certain valuation allowances in the U.K. The release of the U.K. tax contingency was in response to a favorable court decision rendered during the quarter to an unrelated company. The release of the valuation allowance in the U.K. resulted from the evaluation of our deferred tax assets occasioned by the contract to sell our European base chemicals and polymers business to SABIC. The cumulative pre-tax earnings of our European polyurethanes business combined with the impact of the sale of our U.K. petrochemical business generated sufficient positive evidence to support a change in judgment about the realizability of certain deferred tax assets in the U.K. Excluding the net benefits (charges) of $(18.1) million and $71.6 million related to the gain on the sale of our U.S. butadiene and MTBE business, the loss due to the fire at our Port Arthur, Texas plant, a property loss recovery, and loss on the early extinguishment of debt, our effective income tax rates would have been (21)% and 12% for the three and nine months ended September 30, 2006, respectively. After further excluding the $22.4 million of tax benefits, our effective income tax rates would have been 11% for the three months and 20% for the nine months ended September 30, 2006, respectively. Excluding the net charges of $91.8 million and $167.8 million in 2005 for loss on early extinguishment of debt and a write-down of assets, which are not benefited for tax purposes because of valuation allowances on net deferred tax assets, our effective income tax rates would have been 13% and 11% for the three and nine months ended September 30, 2005, respectively. These effective tax rates are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, earnings in tax jurisdictions with lower statutory rates, and tax benefits recognized during the quarter as discussed above.

Additionally, on August 16, 2005, we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, tax expense for the periods ended September 30, 2006 and September 30, 2005 are not comparable.

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

In connection with our Reorganization Transaction and initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for warrants issued by HMP (the “HMP Warrants”). Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. All share and per share data reflected in our condensed consolidated financial statements (unaudited) have been retroactively restated to give effect to the shares issued in connection with the Reorganization Transaction, the initial public offering of common stock and the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period. As a result of the change in capital structure and declaration of dividends on our mandatory convertible preferred stock in the first quarter of 2005, per share results for the periods ended September 30, 2006 and 2005 are not comparable.

Basic and diluted income (loss) per share is calculated as follows (in millions, except share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and diluted income (loss) from continuing operations available to common stockholders (numerator):
Income (loss) from continuing operations	$69.9	$(15.4)	$349.2	$(4.3)
Preferred stock dividends	—	—	—	(43.1)
Income (loss) from continuing operations available to common stockholders	$69.9	$(15.4)	$349.2	$(47.4)
Basic and diluted (loss) income available to common stockholders (numerator):
Net (loss) income	$(83.3)	$(29.9)	$248.6	$30.4
Preferred stock dividends	—	—	—	(43.1)
Net (loss) income available to common stockholders	$(83.3)	$(29.9)	$248.6	$(12.7)
Shares (denominator):
Weighted average shares outstanding	220,639,647	220,451,484	220,611,837	220,451,484
Dilutive securities:
Preferred stock conversion	12,499,925	—	12,499,925	—
Stock-based awards	38,860	—	5,244	—
Total dilutive shares outstanding assuming conversion	233,178,432	220,451,484	233,117,006	220,451,484

Additional stock-based awards of 4,186,675 and 3,049,560 weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2006 and 2005, respectively, and additional stock-based awards of 4,738,390 and 2,614,511 weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2006 and 2005, respectively. In addition, the preferred stock would have converted into 12,499,925 shares of common stock for the three and nine months ended September 30, 2005. However, these stock-based awards and the preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

Performance Products	Amines, surfactants, linear alkylbenzene, maleic anhydride, other performance chemicals, glycols and technology licenses

Pigments	Titanium dioxide

Polymers	Ethylene (produced at the Odessa, Texas facilities primarily for internal use), polyethylene, polypropylene, expandable polystyrene, styrene and other polymers

Base Chemicals	Olefins (primarily ethylene and propylene), benzene, cyclohexane and paraxylene (2)

(1)                                 On June 27, 2006, we sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment. For more information, see “Note 4. Business Disposition and Combination—Sale of U.S. Butadiene and MTBE Business.” The propylene oxide/MTBE operations in our Polyurethanes segment were not included in this sale.

(2)                                 On September 27, 2006, we entered into a Sale and Purchase Agreement to sell our European base chemicals and polymers business. This transaction is expected to close by the end of 2006. Beginning in the third quarter of 2006, the operating results of our European base chemicals and polymers business are classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented. For more information, see “Note 3. Discontinued Operations—European Base Chemicals and Polymers Business.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales:
Polyurethanes	$885.4	$835.3	$2,619.6	$2,609.9
Materials and Effects	551.1	289.5	1,179.0	911.5
Performance Products	468.6	462.4	1,479.0	1,517.4
Pigments	278.3	256.6	813.1	787.5
Polymers	456.5	427.5	1,349.7	1,249.3
Base Chemicals	150.7	458.8	1,062.4	1,478.9
Eliminations	(104.6)	(142.2)	(415.1)	(433.5)
Total	$2,686.0	$2,587.9	$8,087.7	$8,121.0

Huntsman Corporation:

Segment EBITDA (1):
Polyurethanes	$134.9	$193.7	$474.6	$535.0
Materials and Effects	45.5	41.3	114.3	135.5
Performance Products	35.7	25.5	155.0	158.0
Pigments	26.3	22.6	91.4	86.5
Polymers	32.1	(5.8)	99.0	71.6
Base Chemicals	(114.9)	8.9	47.1	252.0
Corporate and other(2)	(47.0)	(83.8)	(88.3)	(422.8)
Total	$112.6	$202.4	$893.1	$815.8

EBITDA (1)	$112.6	$202.4	$893.1	$815.8
Interest expense, net	(83.4)	(101.1)	(264.8)	(341.8)
Income tax benefit (expense)-continuing operations	17.4	(13.5)	(16.0)	(36.9)
Income tax (expense) benefit-discontinued operations and cumulative effect of accounting change	(11.2)	5.8	(10.5)	(33.8)
Depreciation and amortization	(118.7)	(123.5)	(353.2)	(372.9)
Net (loss) income	$(83.3)	$(29.9)	$248.6	$30.4

Huntsman International:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Segment EBITDA (1):
Polyurethanes	$134.9	$193.7	$474.6	$535.0
Materials and Effects	45.5	41.3	114.3	135.5
Performance Products	35.7	25.5	155.0	158.0
Pigments	26.3	22.6	91.4	86.5
Polymers	32.1	(5.8)	99.0	71.6
Base Chemicals	(114.9)	8.9	47.1	252.0
Corporate and other(2)	(31.7)	(88.5)	(82.2)	(271.1)
Total	$127.9	$197.7	$899.2	$967.5

EBITDA (1)	$127.9	$197.7	$899.2	$967.5
Interest expense, net	(84.6)	(102.7)	(268.3)	(339.5)
Income tax benefit (expense)-continuing operations	21.3	(12.0)	(58.2)	(42.9)
Income tax (expense) benefit-discontinued operations and cumulative effect of accounting change	(11.3)	5.8	(10.6)	(33.4)
Depreciation and amortization	(112.0)	(116.7)	(332.9)	(352.8)
Net (loss) income	$(58.7)	$(27.9)	$229.2	$198.9

(1)                                 EBITDA is defined as net income (loss) before interest, income tax and depreciation and amortization.

(2)                                 EBITDA from corporate and other items includes unallocated corporate overhead, loss on early extinguishment of debt, loss on A/R Securitization Program, unallocated foreign exchange gains or losses, other non-operating income (expense), cumulative effect of change in accounting principle and extraordinary gain on the acquisition of a business.

21.          Subsequent Event

On November 3, 2006, we entered into a conditional agreement to sell our Australian polyesters, vinylesters and gelcoats manufacturing assets to Nuplex Industries Ltd for A$9.6 million (approximately $7 million) in cash, plus the value of inventory and other stock in trade at the completion date (subject to certain adjustments) and additional consideration payable over a three year period upon achieving certain earnings targets. Completion of the sale is expected by year end 2006, subject to customary regulatory approvals.

22.          Condensed Consolidating Financial Statements of Huntsman International

The following unaudited condensed consolidating financial statements of Huntsman International present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International’s debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. There are no contractual restrictions limiting transfers of cash from Huntsman International’s guarantors to Huntsman International. Each of Huntsman International’s guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International’s notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$32.3	$1.6	$195.6	$—	$229.5
Accounts receivable, net	56.8	252.0	1,088.7	0.5	1,398.0
Accounts receivable from affiliates	595.3	2,478.9	361.7	(3,413.0)	22.9
Inventories, net	141.8	413.7	870.9	(4.2)	1,422.2
Prepaid expenses	9.6	85.1	19.1	(41.7)	72.1
Deferred income taxes	52.4	(0.2)	19.2	(14.6)	56.8
Other current assets	10.8	0.3	117.6	(8.7)	120.0
Current assets held for sale	—	—	402.6	(0.7)	401.9
Total current assets	899.0	3,231.4	3,075.4	(3,482.4)	3,723.4

Property, plant and equipment, net	538.0	1,263.4	1,903.4	3.0	3,707.8
Investment in unconsolidated affiliates	3,975.0	1,471.5	90.3	(5,337.1)	199.7
Intangible assets, net	152.0	(6.5)	54.5	—	200.0
Goodwill	—	88.0	7.4	(4.1)	91.3
Deferred income taxes	2.8	19.8	112.6	(14.6)	120.6
Notes receivable from affiliates	3,108.3	1,859.0	—	(4,967.3)	—
Other noncurrent assets	70.8	121.6	368.6	—	561.0
Noncurrent assets held for sale	—	—	599.1	—	599.1

Total assets	$8,745.9	$8,048.2	$6,211.3	$(13,802.5)	$9,202.9

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$115.4	$300.8	$630.6	$—	$1,046.8
Accounts payable to affiliates	2,427.5	254.1	735.1	(3,412.1)	4.6
Accrued liabilities	115.8	178.6	341.5	(50.3)	585.6
Deferred income taxes	5.4	19.8	22.3	(14.6)	32.9
Current portion of long-term debt	145.4	8.2	73.0	—	226.6
Current liabilities held for sale	—	—	315.8	(1.2)	314.6
Total current liabilities	2,809.5	761.5	2,118.3	(3,478.2)	2,211.1

Long-term debt	4,046.7	3,076.8	1,942.9	(4,967.3)	4,099.1
Deferred income taxes	22.5	33.8	152.8	(14.7)	194.4
Other noncurrent liabilities	142.6	206.6	544.1	(0.8)	892.5
Noncurrent liabilities held for sale	—	—	51.7	—	51.7
Total liabilities	7,021.3	4,078.7	4,809.8	(8,461.0)	7,448.8

Minority interests	—	123.9	24.2	(118.6)	29.5
Members’ equity:
Members’ equity	2,806.8	2,836.4	1,403.8	(4,240.2)	2,806.8
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,155.2)	694.1	30.5	(724.6)	(1,155.2)
Accumulated other comprehensive income (loss)	73.0	241.7	(58.4)	(183.3)	73.0
Total members’ equity	1,724.6	3,845.6	1,377.3	(5,222.9)	1,724.6

Total liabilities and members’ equity	$8,745.9	$8,048.2	$6,211.3	$(13,802.5)	$9,202.9

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$395.6	$876.0	$1,393.4	$—	$2,665.0
Related party sales	95.5	79.1	373.1	(526.7)	21.0
Total revenues	491.1	955.1	1,766.5	(526.7)	2,686.0

Cost of goods sold	399.3	888.1	1,545.0	(524.6)	2,307.8

Gross profit	91.8	67.0	221.5	(2.1)	378.2

Operating expenses:
Selling, general and administrative	45.7	30.5	135.0	(0.1)	211.1
Research and development	9.0	7.5	18.8	—	35.3
Other operating expense (income)	8.3	(26.0)	(10.9)	—	(28.6)
Restructuring, impairment and plant closing (credits) costs	—	(0.7)	4.2	—	3.5
Total expenses	63.0	11.3	147.1	(0.1)	221.3

Operating income	28.8	55.7	74.4	(2.0)	156.9
Interest expense, net	(14.0)	(46.2)	(24.4)	—	(84.6)
Gain (loss) on accounts receivable securitization program	3.5	(3.5)	(4.0)	—	(4.0)
Equity in (losses) income of subsidiaries and unconsolidated affiliates	(64.8)	(64.9)	0.5	129.7	0.5
Loss on early extinguishment of debt	(18.1)	—	—	—	(18.1)
Other income (expense)	0.8	0.4	(0.2)	0.2	1.2
(Loss) income from continuing operations before income taxes and minority interest	(63.8)	(58.5)	46.3	127.9	51.9
Income tax benefit	3.1	4.2	14.0	—	21.3
Minority interest in subsidiaries’ income	—	(0.2)	(0.4)	0.2	(0.4)
(Loss) income from continuing operations	(60.7)	(54.5)	59.9	128.1	72.8

Loss from discontinued operations, net of tax	(0.8)	—	(139.6)	—	(140.4)
Extraordinary gain on the acquisition of a business, net of tax of nil	2.8	—	6.1	—	8.9
Net loss	$(58.7)	$(54.5)	$(73.6)	$128.1	$(58.7)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,112.0	$3,270.0	$3,642.7	$—	$8,024.7
Related party sales	222.2	241.5	694.5	(1,095.2)	63.0
Total revenues	1,334.2	3,511.5	4,337.2	(1,095.2)	8,087.7

Cost of goods sold	1,070.4	3,136.9	3,764.3	(1,090.5)	6,881.1

Gross profit	263.8	374.6	572.9	(4.7)	1,206.6

Operating expenses:
Selling, general and administrative	164.8	84.9	306.6	(0.6)	555.7
Research and development	29.3	21.6	37.7	—	88.6
Other operating expense (income)	32.4	(141.1)	(14.1)	—	(122.8)
Restructuring, impairment and plant closing costs	—	10.6	9.4	—	20.0
Total expenses (income)	226.5	(24.0)	339.6	(0.6)	541.5

Operating income	37.3	398.6	233.3	(4.1)	665.1
Interest expense, net	(114.5)	(53.3)	(100.5)	—	(268.3)
Gain (loss) on accounts receivable securitization program	9.8	(10.6)	(10.0)	—	(10.8)
Equity in income of subsidiaries and unconsolidated affiliates	309.7	21.5	2.6	(331.2)	2.6
Loss on early extinguishment of debt	(18.1)	—	—	—	(18.1)
Other (expense) income	(0.5)	5.7	0.1	(4.0)	1.3
Income from continuing operations before income taxes and minority interest	223.7	361.9	125.5	(339.3)	371.8
Income tax expense	(0.2)	(45.4)	(12.6)	—	(58.2)
Minority interest in subsidiaries’ income	—	(38.6)	(1.0)	38.5	(1.1)
Income from continuing operations	223.5	277.9	111.9	(300.8)	312.5

Loss from discontinued operations, net of tax	(1.6)	—	(136.7)	—	(138.3)
Extraordinary gain on the acquisition of a business, net of tax of nil	7.3	—	47.7	—	55.0
Net income	$229.2	$277.9	$22.9	$(300.8)	$229.2

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$304.5	$1,164.5	$1,093.8	$—	$2,562.8
Related party sales	45.3	64.7	199.6	(284.5)	25.1
Total revenues	349.8	1,229.2	1,293.4	(284.5)	2,587.9

Cost of goods sold	270.0	1,082.7	1,110.6	(283.9)	2,179.4

Gross profit	79.8	146.5	182.8	(0.6)	408.5

Operating expenses:
Selling, general and administrative	47.2	37.1	76.8	(0.2)	160.9
Research and development	5.6	6.4	10.1	—	22.1
Other operating (income) expense	(48.2)	(7.5)	63.2	—	7.5
Restructuring, impairment and plant closing costs	1.6	12.4	52.6	—	66.6
Total expenses	6.2	48.4	202.7	(0.2)	257.1

Operating income (loss)	73.6	98.1	(19.9)	(0.4)	151.4
Interest expense, net	(51.2)	(13.2)	(38.3)	—	(102.7)
Gain (loss) on accounts receivable securitization program	2.4	(1.2)	(4.0)	—	(2.8)
Equity in (losses) income of subsidiaries and unconsolidated affiliates	(6.8)	4.9	1.8	1.9	1.8
Dividend income	4.6	—	—	(4.6)	—
Loss on early extinguishment of debt	(34.9)	(10.4)	—	—	(45.3)
Other (expense) income	(10.0)	8.4	(2.4)	1.8	(2.2)
(Loss) income from continuing operations before income taxes and minority interest	(22.3)	86.6	(62.8)	(1.3)	0.2
Income tax (expense) benefit	(5.4)	2.9	(9.5)	—	(12.0)
Minority interest in subsidiaries’ loss (income)	0.4	(1.7)	(0.2)	(0.1)	(1.6)
(Loss) income from continuing operations	(27.3)	87.8	(72.5)	(1.4)	(13.4)

Loss from discontinued operations, net of tax of nil	(0.6)	—	(13.9)	—	(14.5)
Net (loss) income	$(27.9)	$87.8	$(86.4)	$(1.4)	$(27.9)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,013.5	$3,605.4	$3,421.4	$—	$8,040.3
Related party sales	205.2	197.2	737.2	(1,058.9)	80.7
Total revenues	1,218.7	3,802.6	4,158.6	(1,058.9)	8,121.0

Cost of goods sold	967.6	3,298.2	3,548.7	(1,056.8)	6,757.7

Gross profit	251.1	504.4	609.9	(2.1)	1,363.3

Operating expenses:
Selling, general and administrative	120.5	116.7	248.1	(0.6)	484.7
Research and development	24.1	19.7	28.2	—	72.0
Other operating (income) expense	(23.7)	11.4	54.3	—	42.0
Restructuring, impairment and plant closing costs	1.4	16.8	73.4	—	91.6
Total expenses	122.3	164.6	404.0	(0.6)	690.3

Operating income	128.8	339.8	205.9	(1.5)	673.0
Interest expense, net	(179.1)	(45.8)	(114.6)	—	(339.5)
Gain (loss) on accounts receivable securitization program	12.1	(2.8)	(16.8)	—	(7.5)
Equity in income of subsidiaries and unconsolidated affiliates	386.9	203.3	7.0	(590.2)	7.0
Dividend income	4.6	—		(4.6)	—
Loss on early extinguishment of debt	(110.9)	(10.4)	—	—	(121.3)
Other (expense) income	(9.9)	8.4	(3.6)	1.8	(3.3)
Income from continuing operations before income taxes and minority interest	232.5	492.5	77.9	(594.5)	208.4
Income tax benefit (expense)	9.9	(13.3)	(39.5)	—	(42.9)
Minority interest in subsidiaries’ loss (income)	0.1	(27.8)	(0.7)	26.9	(1.5)
Income from continuing operations	242.5	451.4	37.7	(567.6)	164.0

(Loss) income from discontinued operations, net of tax of nil	(43.6)	—	74.3	—	30.7
Income before accounting change	198.9	451.4	112.0	(567.6)	194.7
Cumulative effect of change in accounting principle, net of tax of $1.5	—	—	4.2	—	4.2
Net income	$198.9	$451.4	$116.2	$(567.6)	$198.9

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$1,047.5	$(885.8)	$448.3	$(5.4)	$604.6

Investing activities:
Capital expenditures	(18.8)	(50.8)	(257.4)	—	(327.0)
Acquisition of business, net of cash acquired	(14.4)	—	(158.8)	—	(173.2)
Investment in affiliates, net	15.2	(6.8)	(13.8)	(8.2)	(13.6)
Proceeds from sale of assets	—	200.6	8.4	—	209.0
Other, net	—	—	(1.0)	—	(1.0)
Net cash (used in) provided by investing activities	(18.0)	143.0	(422.6)	(8.2)	(305.8)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	69.0	—	(6.2)	—	62.8
Net repayments on overdraft facility	—	—	(4.7)	—	(4.7)
Repayment of long-term debt	(401.8)	(0.9)	(19.7)	—	(422.4)
Proceeds from long-term debt	100.0	—	37.2	—	137.2
Intercompany (repayments) borrowings	(792.7)	744.5	40.0	8.2	—
Debt issuance costs paid	(3.3)	—	—	—	(3.3)
Call premiums related to early extinguishment of debt	(12.5)	—	—	—	(12.5)
Net borrowings (repayments) on notes payable	33.8	(0.9)	0.1	—	33.0
Contribution from minority shareholder	—	—	6.2	—	6.2
Dividends paid	—	(5.4)	—	5.4	—
Net cash (used in) provided by financing activities	(1,007.5)	737.3	52.9	13.6	(203.7)

Effect of exchange rate changes on cash	0.3	(0.8)	2.4	—	1.9

Increase (decrease) in cash and cash equivalents	22.3	(6.3)	81.0	—	97.0
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5
Cash and cash equivalents at end of period	$32.3	$1.6	$195.6	$—	$229.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$317.4	$262.1	$143.7	$(5.9)	$717.3

Investing activities:
Capital expenditures	(18.1)	(44.3)	(139.6)	—	(202.0)
Investment in affiliates, net	—	5.1	(8.0)	—	(2.9)
Proceeds from sale of assets	4.5	0.1	6.0	—	10.6
Change in restricted cash	0.3	8.6	—	—	8.9
Net cash used in investing activities	(13.3)	(30.5)	(141.6)	—	(185.4)

Financing activities:
Net (repayments) borrowings under revolving loan facilities	(125.0)	—	7.9	—	(117.1)
Net borrowings on overdraft facility	—	—	17.3	—	17.3
Repayment of long-term debt	(3,057.4)	(75.9)	(2.2)	—	(3,135.5)
Proceeds from long-term debt	1,853.6	—	19.5	—	1,873.1
Debt issuance costs paid	(15.4)	(0.4)	—	—	(15.8)
Call premiums related to early extinguishment of debt	(64.1)	(3.7)	—	—	(67.8)
Net borrowings (repayments) on notes payable	12.3	(1.3)	3.0	—	14.0
Contribution from parent	837.6	—	—	—	837.6
Contribution from minority shareholder	—	—	3.6	—	3.6
Intercompany borrowings (repayments)	267.4	(129.3)	(139.4)	1.3	—
Dividends paid	—	(4.6)	—	4.6	—
Other, net	—	—	6.1	—	6.1
Net cash used in financing activities	(291.0)	(215.2)	(84.2)	5.9	(584.5)

Effect of exchange rate changes on cash	(0.5)	0.3	(2.4)	—	(2.6)

Increase (decrease) in cash and cash equivalents	12.6	16.7	(84.5)	—	(55.2)
Cash and cash equivalents at beginning of period	7.3	14.0	222.2	—	243.5
Cash and cash equivalents at end of period	$19.9	$30.7	$137.7	$—	$188.3

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

Overview

Business

We are among the world’s largest global manufacturers of differentiated and commodity chemical products. We manufacture a broad range of chemical products and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 78 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 15,000 associates worldwide. Our businesses benefit from significant vertical integration, large production scale and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the nine months ended September 30, 2006 and 2005 of $8,087.7 million and $8,121.0 million, respectively.

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

The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent North American or European capacity additions. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the profitability of our Polymers and Base Chemicals segments. In addition, the profitability of our Base Chemicals segment will be negatively impacted in 2006 and 2007 by the fire at our Port Arthur, Texas manufacturing plant.

Outlook

                We have made significant progress toward our previously announced strategic goals of strengthening our differentiated businesses and reducing our indebtedness.  The announced disposition of our European base chemicals and polymers business (see “—Recent Developments” below), the disposition of our U.S. butadiene and MTBE business and the Textiles Effects Acquisition are consistent with these strategic efforts.  Following the completion of these transactions, we expect our differentiated portfolio to comprise more than 70% of our revenues. In addition, we expect that the disposition transactions will allow us to reduce our net debt to below $3.5 billion, which will be more than 40% less than our net debt level at the end of 2004.

                We are continuing our efforts to strengthen our differentiated businesses and to reduce our debt and believe that we are exploring the full range of available options.  While we can give no assurances, we intend to sell or spin off our remaining commodity businesses, and we currently believe that a sale transaction is more likely than a spin off transaction.

                In the third quarter of 2006, we experienced strong demand for many of our products—including MDI, performance specialties and advanced materials.  We expect growth to continue into 2007, particularly in our differentiated products.  In addition, the recent declines in raw materials and energy prices, if sustained, will provide further opportunities to expand our margins across most of our product lines.

Recent Developments

Announced Divestiture of European Base Chemicals and Polymers Business

On September 27, 2006, we entered into a Sale and Purchase Agreement with SABIC to sell all of our European base chemicals and polymers business for an aggregate purchase price of $700 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. The final purchase price is subject to adjustments relating to working capital, investment in our LDPE plant currently under construction in Wilton, U.K. and unfunded pension liabilities. The transaction is conditioned upon, among other things, receipt of necessary approvals under applicable antitrust laws and other relevant regulations and other customary closing conditions. This transaction is expected to close by the end of 2006. We intend to use the net proceeds from the transaction to redeem in full the remaining $250 million outstanding principal amount of our 9.875% 2009 Senior Notes and to repay a portion of the debt under our Senior Credit Facilities.

New Subordinated Notes Offering

On November 13, 2006, we completed the New Subordinated Notes Offering consisting of €400 million ($508.0 million) 6.875% euro-denominated 2013 Subordinated Notes and $200 million 7.875% U.S. dollar-denominated 2014 Subordinated Notes.  We intend to use the estimated net proceeds of approximately $699 million to redeem all (approximately $366 million) of our outstanding U.S. dollar-denominated 10.125% 2009 Subordinated Notes and a portion (approximately €258 million) of our outstanding euro-denominated 10.125% 2009 Subordinated Notes.  The call price of the 2009 Subordinated Notes is 101.688% plus accrued interest.  As a result of the redemption of the 2009 Subordinated Notes, which is expected to be completed on December 1, 2006, we expect to record a loss on early extinguishment of debt in the fourth quarter of 2006 of approximately $12 million, and we expect to reduce our annual interest expense by approximately $17 million.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

Huntsman Corporation

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change
Revenues	$2,686.0	$2,587.9	4%	$8,087.7	$8,121.0	—
Cost of goods sold	2,313.1	2,184.2	6%	6,893.7	6,771.9	2%

Gross profit	372.9	403.7	(8)%	1,194.0	1,349.1	(11)%
Operating expenses	216.4	191.4	13%	521.6	601.4	(13)%
Restructuring, impairment and plant closing costs	3.5	66.6	(95)%	20.0	91.6	(78)%

Operating income	153.0	145.7	5%	652.4	656.1	(1)%

Interest expense, net	(83.4)	(101.1)	(18)%	(264.8)	(341.8)	(23)%
Loss on accounts receivable securitization program	(4.0)	(2.8)	43%	(10.8)	(7.5)	44%
Equity in income of unconsolidated affiliates	0.5	1.8	(72)%	2.6	7.0	(63)%
Loss on early extinguishment of debt	(14.5)	(41.4)	(65)%	(14.5)	(276.4)	(95)%
Other income (expense)	1.3	(2.5)	NM	1.4	(3.3)	NM

Income (loss) from continuing operations before income taxes and minority interest	52.9	(0.3)	NM	366.3	34.1	974%

Income tax benefit (expense)	17.4	(13.5)	NM	(16.0)	(36.9)	(57)%
Minority interest in subsidiaries’ income	(0.4)	(1.6)	(75)%	(1.1)	(1.5)	(27)%
Income (loss) from continuing operations	69.9	(15.4)	NM	349.2	(4.3)	NM

(Loss) income from discontinued operations, net of tax	(160.4)	(14.5)	NM	(158.3)	30.7	NM
Extraordinary gain on the acquisition of a business, net of tax	7.2	—	NM	57.7	—	NM
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	4.0	NM
Net (loss) income	(83.3)	(29.9)	179%	248.6	30.4	718%

Interest expense, net	83.4	101.1	(18)%	264.8	341.8	(23)%
Income tax (benefit) expense from continuing operations	(17.4)	13.5	NM	16.0	36.9	(57)%
Income tax expense (benefit) from discontinued operations and cumulative effect of change in accounting principle	11.2	(5.8)	NM	10.5	33.8	(69)%
Depreciation and amortization	118.7	123.5	(4)%	353.2	372.9	(5)%
EBITDA (1)	$112.6	$202.4	(44)%	$893.1	$815.8	9%

Net cash provided by operating activities				610.9	709.3	(14)%
Net cash used in investing activities				(295.0)	(219.1)	35%
Net cash used in financing activities				(214.8)	(531.0)	(60)%

NM—Not Meaningful

Huntsman International

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change

Revenues	$2,686.0	$2,587.9	4%	$8,087.7	$8,121.0	—
Cost of goods sold	2,307.8	2,179.4	6%	6,881.1	6,757.7	2%

Gross profit	378.2	408.5	(7)%	1,206.6	1,363.3	(11)%
Operating expenses	217.8	190.5	14%	521.5	598.7	(13)%
Restructuring, impairment and plant closing costs	3.5	66.6	(95)%	20.0	91.6	(78)%

Operating income	156.9	151.4	4%	665.1	673.0	(1)%

Interest expense, net	(84.6)	(102.7)	(18)%	(268.3)	(339.5)	(21)%
Loss on accounts receivable securitization program	(4.0)	(2.8)	43%	(10.8)	(7.5)	44%
Equity in income of unconsolidated affiliates	0.5	1.8	(72)%	2.6	7.0	(63)%
Loss on early extinguishment of debt	(18.1)	(45.3)	(60)%	(18.1)	(121.3)	(85)%
Other income (expense)	1.2	(2.2)	NM	1.3	(3.3)	NM

Income from continuing operations before income taxes and minority interest	51.9	0.2	NM	371.8	208.4	78%

Income tax benefit (expense)	21.3	(12.0)	NM	(58.2)	(42.9)	36%
Minority interests in subsidiaries’ income	(0.4)	(1.6)	(75)%	(1.1)	(1.5)	(27)%
Income (loss) from continuing operations	72.8	(13.4)	NM	312.5	164.0	91%

(Loss) income from discontinued operations, net of tax	(140.4)	(14.5)	868%	(138.3)	30.7	NM
Extraordinary gain on the acquisition of a business, net of tax	8.9	—	NM	55.0	—	NM
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	4.2	NM
Net (loss) income	(58.7)	(27.9)	110%	229.2	198.9	15%

Interest expense, net	84.6	102.7	(18)%	268.3	339.5	(21)%
Income tax (benefit) expense from continuing operations	(21.3)	12.0	NM	58.2	42.9	36%
Income tax expense (benefit) from discontinued operations and cumulative effect of change in accounting principle	11.3	(5.8)	NM	10.6	33.4	(68)%
Depreciation and amortization	112.0	116.7	(4)%	332.9	352.8	(6)%
EBITDA (1)	$127.9	$197.7	(35)%	$899.2	$967.5	(7)%

Net cash provided by operating activities				604.6	717.3	(16)%
Net cash used in investing activities				(305.8)	(185.4)	65%
Net cash used in financing activities				(203.7)	(584.5)	(65)%

  For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Loss on early extinguishment of debt	$(14.5)	$(41.4)	$(14.5)	$(276.4)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Amounts included in discontinued operations	(133.4)	(5.6)	(102.2)	107.4
Cumulative effect of change in accounting principle	—	—	—	5.9
Gain on sale of business/assets	0.8	—	93.2	—
Recoveries of property losses	—	—	8.8	—
Extraordinary gain on the acquisition of a business	7.2	—	57.7	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(0.9)	2.2	(5.0)
Materials and Effects	(1.4)	—	(3.4)	0.6
Performance Products	(1.1)	(5.3)	(0.7)	(6.6)
Pigments	0.2	(9.6)	(2.4)	(26.9)
Polymers	(0.7)	(48.4)	(5.0)	(51.3)
Base Chemicals - Port Arthur outage	—	—	(9.4)	—
Base Chemicals - other	(0.3)	(2.4)	(1.1)	(2.4)
Corporate and other	(0.2)	—	(0.2)	—
Total restructuring, impairment and plant closing costs	(3.5)	(66.6)	(20.0)	(91.6)
Total	$(147.4)	$(116.4)	$12.2	$(262.2)

Huntsman International

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Loss on early extinguishment of debt	$(18.1)	$(45.3)	$(18.1)	$(121.3)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Amounts included in discontinued operations	(113.4)	(5.6)	(82.2)	107.4
Cumulative effect of change in accounting principle	—	—	—	5.7
Gain on sale of business/assets	0.8	—	93.2	—
Recoveries of property losses	—	—	8.8	—
Extraordinary gain on the acquisition of a business	8.9	—	55.0	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(0.9)	2.2	(5.0)
Materials and Effects	(1.4)	—	(3.4)	0.6
Performance Products	(1.1)	(5.3)	(0.7)	(6.6)
Pigments	0.2	(9.6)	(2.4)	(26.9)
Polymers	(0.7)	(48.4)	(5.0)	(51.3)
Base Chemicals - Port Arthur outage	—	—	(9.4)	—
Base Chemicals - other	(0.3)	(2.4)	(1.1)	(2.4)
Corporate and other	(0.2)	—	(0.2)	—
Total restructuring, impairment and plant closing costs	(3.5)	(66.6)	(20.0)	(91.6)
Total	$(129.3)	$(120.3)	$25.9	$(107.3)

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

For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Nine Months Ended Septmeber 30,		Percent
	2006	2005	Change

EBITDA	$893.1	$815.8	9%
Depreciation and amortization	(353.2)	(372.9)	(5)%
Interest expense, net	(264.8)	(341.8)	(23)%
Income tax expense from continuing operations	(16.0)	(36.9)	(57)%
Income tax expense from discontinued operations and cumulative effect of change in accounting principle	(10.5)	(33.8)	(69)%
Net income	248.6	30.4	718%
Cumulative effect of change in accounting principle, net of tax	—	(4.0)	NM
Extraordinary gain on the acquisition of a business, net of tax	(57.7)	—	NM
Equity in income of unconsolidated affiliates	(2.6)	(7.0)	(63)%
Depreciation and amortization	353.2	372.9	(5)%
(Gain) loss on disposal of assets	(92.4)	3.6	NM
Noncash restructuring, impairment and plant closing costs	16.8	40.8	(59)%
Loss on early extinguishment of debt	14.5	276.4	(95)%
Noncash interest (income) expense	(5.9)	46.0	NM
Deferred income taxes	2.0	67.8	(97)%
Loss on pending disposal of discontinued operations	181.2	36.4	398%
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5	NM
Other, net	17.4	3.7	370%
Changes in operating assets and liabilities	(55.5)	(179.2)	(69)%
Net cash provided by operating activites	$610.9	$709.3	(14)%

NM-Not Meaningful

Huntsman International

	Nine Months Ended September 30,		Percent
	2006	2005	Change

EBITDA	$899.2	$967.5	(7)%
Depreciation and amortization	(332.9)	(352.8)	(6)%
Interest expense, net	(268.3)	(339.5)	(21)%
Income tax expense from continuing operations	(58.2)	(42.9)	36%
Income tax expense from discontinued operations and cumulative effect of change in accounting principle	(10.6)	(33.4)	(68)%
Net income	229.2	198.9	15%
Cumulative effect of change in accounting principle, net of tax	—	(4.2)	NM
Extraordinary gain on the acquisition of a business, net of tax	(55.0)	—	NM
Equity in income of unconsolidated affiliates	(2.6)	(7.0)	(63)%
Depreciation and amortization	332.9	352.8	(6)%
(Gain) loss on disposal of assets	(92.4)	3.6	NM
Noncash restructuring, impairment and plant closing costs	16.8	40.8	(59)%
Loss on early extinguishment of debt	18.1	121.3	(85)%
Noncash interest (income) expense	(2.9)	40.6	NM
Deferred income taxes	44.2	73.9	(40)%
Loss on pending disposal of discontinued operations	161.2	36.4	343%
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5	NM
Other, net	17.5	12.0	46%
Changes in operating assets and liabilities	(53.7)	(173.3)	(69)%
Net cash provided by operating activites	$604.6	$717.3	(16)%

NM—Not Meaningful

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

For the three months ended September 30, 2006, we had a net loss of $83.3 million on revenues of $2,686.0 million compared to a net loss of $29.9 million on revenues of $2,587.9 million for the 2005 period. For the three months ended September 30, 2006, Huntsman International had a net loss of $58.7 million on revenues of $2,686.0 million compared to a net loss of $27.9 million on revenues of $2,587.9 million for the 2005 period. The increase of $53.4 million in our net loss and the increase of $30.8 million in Huntsman International’s net loss were the result of the following items:

•                                          Revenues for the three months ended September 30, 2006 increased by $98.1 million as compared with the 2005 period due principally to the Textile Effects Acquisition on June 30, 2006, higher sales volumes in our Polyurethanes, Materials and Effects and Pigments segments and higher average selling prices in our Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals segments. This increase was partially offset by lower sales volumes in our Performance Products, Polymers and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•                                          Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2006 decreased by $30.8 million and $30.3 million, or 8% and 7%, respectively, as compared with the 2005 period. This decrease in gross profit, which occurred in all of our segments, was mainly due to lower margins, as raw material and energy costs increased more than average selling prices during the three months ended September 30, 2006 as compared with the 2005 period. For more information, see “—Segment Analysis” below.

•                                          Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2006 increased by $25.0 million and $27.3 million, respectively, as compared with the 2005 period. The increase was primarily due to the Textile Effects Acquisition on June 30, 2006, offset by a reduction in operating expenses as a result of the sale of our U.S. butadiene and MTBE business on June 27, 2006.

•                                          Restructuring, impairment and plant closing costs for the three months ended September 30, 2006 decreased to $3.5 million from $66.6 million in the 2005 period. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                                          Our net interest expense and the net interest expense of Huntsman International for the three months ended September 30, 2006 decreased by $17.7 million and $18.1 million, or 18%, respectively, as compared with the 2005 period. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt.

•                                          Our loss on early extinguishment of debt and the loss on early extinguishment of debt of Huntsman International for the three months ended September 30, 2006 decreased by $26.9 million, and $27.2 million, or 65% and 60%, respectively, as compared with the 2005 period, resulting from higher repayment of debt during 2005.

•                                          Our income tax expense decreased by $30.9 million to a benefit of $17.4 million for the three months ended September 30, 2006 as compared to an expense of $13.5 million for the same period in 2005. Huntsman International’s income tax expense decreased by $33.3 million to a benefit of $21.3 million for the three months ended September 30, 2006 as compared to an expense of $12.0 million for the same period in 2005. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our and Huntsman International’s tax expense decreased largely due to the release of tax contingencies resulting from a favorable court decision, the release of valuation allowances in the U.K. resulting from a change in judgment about the realizability of deferred tax assets and net decreases in operating income in jurisdictions which record a tax benefit. For further information concerning taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                                          The loss from discontinued operations represents the operating results and loss on disposal of our European base chemicals and polymers business and our TDI business. For further information, see “Note 3. Discontinued Operations” in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                                          The extraordinary gain on the acquisition of a business represents the fair value of the net assets acquired in excess of the purchase price paid for the textile effects business, after the values of all long-lived assets were reduced to zero. For more information, see “Note 4. Business Disposition and Combination—Textile Effects Acquisition” in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, we had net income of $248.6 million on revenues of $8,087.7 million compared to net income of $30.4 million on revenues of $8,121.0 million for the 2005 period. For the nine months ended September 30, 2006, Huntsman International had net income of $229.2 million on revenues of $8,087.7 million compared to net income of $198.9 million on revenues of $8,121.0 million for the 2005 period. The increase of $218.2 million in our net income and the increase of $30.3 million in Huntsman International’s net income were the result of the following items:

•                                          Revenues for the nine months ended September 30, 2006 decreased by $33.3 million as compared with the 2005 period due principally to lower sales volumes in our Polyurethanes, Performance Products, Polymers and Base Chemicals segments and lower average selling prices in our Pigments segment. This decrease was partially offset by increased sales volumes in our Materials and Effects and Pigments segments and increased average selling prices in our Polyurethanes, Materials and Effects, Performance Products, Polymers and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•                                          Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2006 decreased by $155.1 million and $156.7 million, or 11%, respectively, as compared with the 2005 period. This decrease in gross profit, which occurred in all of our segments, was mainly due to lower margins, as raw material and energy costs increased more than average selling prices during the nine months ended September 30, 2006 as compared with the 2005 period. For more information, see “—Segment Analysis” below.

•                                          Our operating expenses and the expenses of Huntsman International for the nine months ended September 30, 2006 decreased by $79.8 million and $77.2 million, respectively, primarily due to a $90.3 million gain on the sale of our U.S. butadiene and MTBE business on June 27, 2006 and a resulting reduction in operating expenses, offset in part by an increase in operating expenses related to the Textile Effects Acquisition on June 30, 2006.

•                                          Restructuring, impairment and plant closing costs for the nine months ended September 30, 2006 decreased to $20.0 million from $91.6 million in the 2005 period. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                                          Our net interest expense and Huntsman International’s net interest expense for the nine months ended September 30, 2006 decreased by $77.0 million and $71.2 million, or 23% and 21%, respectively, as compared with the 2005 period. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt.

•                                          Our loss on early extinguishment of debt and the loss on early extinguishment of debt of Huntsman International decreased for the nine months ended September 30, 2006 by $261.9 million, and $103.2 million, or 95% and 85%, respectively, as compared with the 2005 period, resulting from the repayment of debt during 2005 primarily from the proceeds of our initial public offering and operating cash flows.

•                                          Our income tax expense decreased by $20.9 million to an expense of $16.0 million for the nine months ended September 30, 2006 as compared to an expense of $36.9 million for the same period in 2005.

Huntsman International’s income tax expense increased by $15.3 million to an expense of $58.2 million for the nine months ended September 30, 2006 as compared to an expense of $42.9 million for the same period in 2005. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense decreased while pre-tax income increased largely due to the release of tax contingencies resulting from a favorable court decision, the release of valuation allowances in the U.K. resulting from a change in judgment about the realizability of deferred tax assets and net decreases in operating income in jurisdictions which record a tax benefit. Huntsman International’s increased tax expense was due largely to increased pre-tax income offset by the release of tax contingencies and the release of valuation allowances in the U.K. Additionally, on August 16, 2005, we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, the tax expense for the periods ended September 30, 2006 and September 30, 2005 are not comparable. For further information concerning taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                                          The loss from discontinued operations represents the operating results and loss on disposal of our European base chemicals and polymers business and our TDI business. For further information, see “Note 3. Discontinued Operations” in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                                          The extraordinary gain on the acquisition of a business represents the fair value of the net assets acquired in excess of the purchase price paid for the textile effects business, after the values of all long-lived assets were reduced to zero. For more information, see “Note 4. Business Disposition and Combination—Textile Effects Acquisition” in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

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

Segment Analysis

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three Months Ended September 30,		Percent
	2006	2005	Change
Revenues:
Polyurethanes	$885.4	$835.3	6%
Materials and Effects	551.1	289.5	90%
Performance Products	468.6	462.4	1%
Pigments	278.3	256.6	8%
Polymers	456.5	427.5	7%
Base Chemicals	150.7	458.8	(67)%
Eliminations	(104.6)	(142.2)	(26)%
Total	$2,686.0	$2,587.9	4%

Huntsman Corporation Segment EBITDA:
Polyurethanes	$134.9	$193.7	(30)%
Materials and Effects	45.5	41.3	10%
Performance Products	35.7	25.5	40%
Pigments	26.3	22.6	16%
Polymers	32.1	(5.8)	NM
Base Chemicals	(114.9)	8.9	NM
Corporate and other	(47.0)	(83.8)	(44)%
Total	$112.6	$202.4	(44)%

Huntsman International Segment EBITDA:
Polyurethanes	$134.9	$193.7	(30)%
Materials and Effects	45.5	41.3	10%
Performance Products	35.7	25.5	40%
Pigments	26.3	22.6	16%
Polymers	32.1	(5.8)	NM
Base Chemicals	(114.9)	8.9	NM
Corporate and other	(31.7)	(88.5)	(64)%
Total	$127.9	$197.7	(35)%

NM—Not Meaningful

Polyurethanes

For the three months ended September 30, 2006, Polyurethanes segment revenues increased by $50.1 million, or 6%, as compared with the 2005 period. This increase was primarily a result of higher overall sales volumes. The overall sales volume increase was due to a 16% increase in MDI sales volumes, partially offset by reduced MTBE sales volumes. The increase in MDI sales volumes was driven by strong demand in all geographic markets. Average MDI selling prices declined by 3% as compared to the same period in 2005. Lower average MDI prices were due to pricing pressures in Asia and Europe, partially offset by positive movements in the

Americas. Average MTBE selling prices during the three months ended September 30, 2006 declined sharply as compared to the comparable period in 2005, primarily as a result of legislation which has significantly impacted the use of MTBE in the United States.

For the three months ended September 30, 2006, Polyurethanes segment EBITDA decreased by $58.8 million, or 30%, as compared with the 2005 period. Segment EBITDA decreased predominantly as a result of lower MTBE margins, which were lower due to higher raw material costs. During the three months ended September 30, 2006 and 2005, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of nil and $0.9 million, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Materials and Effects

Materials and Effects segment revenues for the three months ended September 30, 2006 increased by $261.6 million, or 90%, as compared to the same period in 2005. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $227.6 million in revenue for the three months ended September 30, 2006, while advanced materials revenues for the same period increased by $34.1 million, or 12%, as compared to the same period in 2005. Advanced materials revenues increased in response to a 5% increase in sales volumes. Sales volumes in Europe and the U.S. increased as a result of improved demand in most of our markets and the introduction of new product lines. Average selling prices increased primarily in our more competitive markets, such as construction, coatings and wind, in response to higher raw materials and energy costs.

Materials and Effects segment EBITDA was $45.5 million for the three months ended September 30, 2006, an increase of 10%, as compared to segment EBITDA of $41.3 million for the same period in 2005. Segment EBITDA increased primarily as a result of the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $6.8 million to segment EBITDA for the three months ended September 30, 2006, while segment EBITDA resulting from advanced materials operations decreased by $2.6 million, or 6%, as compared to the same period in 2005. The decrease in advanced materials EBITDA was primarily a result of a $5.4 million increase in indirect costs and selling, general and administrative expenses, partially in support of new business development initiatives. Contribution margins increased by $3.0 million due to higher volumes and average selling prices. In addition, during the three months ended September 30, 2006 and 2005, our Materials and Effects segment recorded restructuring and plant closing charges of $1.4 million and nil, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

For the three months ended September 30, 2006, Performance Products revenues increased by $6.2 million, or 1%, as compared with the 2005 period. This increase primarily resulted from higher average selling prices for all major product lines, offset in part by lower sales volumes in certain product lines. Overall, sales volumes decreased by 13%, principally due to lower sales of ethylene glycol resulting from deteriorating market conditions, the impact of the fire at our Port Arthur, Texas manufacturing plant and lower sales of certain surfactants. Stronger volume growth in our higher margin specialties business partially offset this reduction. Average selling prices increased by 16% in response to higher raw material and energy costs and strong markets for our specialties products.

For the three months ended September 30, 2006, Performance Products segment EBITDA increased by $10.2 million, or 40%, as compared with the 2005 period. The increase in segment EBITDA resulted primarily from the receipt of $6.0 million of insurance proceeds related to property damage incurred as a result of the U.S. Gulf Coast storms of 2005 and lower restructuring expenses. During the three months ended September 30, 2006 and 2005, our Performance Products segment recorded restructuring, impairment and plant closing charges of $1.1 million and $5.3 million, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring,

Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Pigments

For the three months ended September 30, 2006, Pigments segment revenues increased by $21.7 million, or 8%, as compared with the 2005 period. This increase resulted principally from a 5% increase in average selling prices and a 3% increase in sales volumes. Sales volumes were higher primarily due to higher demand in Europe. Average selling prices increased primarily in Europe and Asia because of stronger demand, and in Europe because of positive foreign currency exchange impacts on selling prices as the U.S. dollar weakened against the relevant European currencies.

Pigments segment EBITDA for the three months ended September 30, 2006 increased by $3.7 million, or 16%, as compared with the 2005 period, resulting primarily from lower restructuring, impairment and plant closing costs, offset somewhat by lower contribution margins as increases in selling prices and sales volumes were more than offset by the impact of higher raw material and energy costs. During the three months ended September 30, 2006 and 2005, our Pigments segment recorded restructuring, impairment and plant closing credits of $0.2 million and costs of $9.6 million, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Polymers

For the three months ended September 30, 2006, Polymers revenues increased by $29.0 million, or 7%, as compared with the 2005 period, mainly due to a 14% increase in average selling prices, offset in part by a 6% decrease in sales volumes. Average selling prices increased primarily in response to higher raw materials and energy costs. Sales volumes were lower primarily due to decreased customer demand for polyethylene and polypropylene.

For the three months ended September 30, 2006, Polymers segment EBITDA increased by $37.9 million as compared to the 2005 period. This increase in segment EBITDA resulted from increased average selling prices and lower restructuring, impairment, and plant closing costs. During the three months ended September 30, 2006 and 2005, our Polymers segment recorded restructuring, impairment and plant closing charges of $0.7 million and $48.4 million, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

Beginning in the third quarter of 2006, the operating results of our European base chemicals and polymers business are classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

For the three months ended September 30, 2006, Base Chemicals revenues decreased by $308.1 million, or 67%, as compared with the 2005 period. This decrease was mainly due to a 34% decrease in sales volumes, partially offset by a 34% increase in average selling prices. The sales volume decrease was driven principally by a 51% decrease in sales volumes of olefins which resulted from the fire at our Port Arthur, Texas manufacturing plant and the divestiture of our U.S. butadiene and MTBE business. For further discussion of the fire, see “Note 17. Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Average selling prices increased primarily in response to higher raw material and energy costs.

For the three months ended September 30, 2006, Base Chemicals segment EBITDA decreased by $123.8 million as compared with the 2005 period. Segment EBITDA was negatively impacted by $161.2 million due to the impairment of our European base chemicals and polymers business as a result of its pending sale. We also estimate that segment

EBITDA was negatively impacted by approximately $66 million in the 2006 period due to lost olefins sales volumes related to the fire at our Port Arthur, Texas manufacturing plant. During the three months ended September 30, 2006 and 2005, our Base Chemicals segment recorded restructuring and impairment charges of $156.4 million and $7.0 million, respectively. For further information concerning restructuring activities, see “Note 3. Discontinued Operations” and “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Segment EBITDA from our European base chemicals and polymers business was a loss of $112.6 million and a loss of $4.3 million for the three months ended September 30, 2006 and 2005, respectively.

Corporate and Other - Huntsman Corporation

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss and extraordinary gain on acquisition of a business and the impact of purchase accounting adjustments. For the three months ended September 30, 2006, EBITDA from corporate and other items improved by $36.8 million to a loss of $47.0 million from a loss of $83.8 million for the 2005 period. The improvement primarily resulted from a decrease in expenses of $26.9 million related to the loss on early extinguishment of debt, an increase of $16.8 million in unallocated foreign currency gains, and an extraordinary gain of $7.2 million related to the Textile Effects Acquisition, partially offset by a charge of $20.0 million for the impairment of assets in connection with the announced sale of our European base chemicals and polymers business.

Corporate and Other - Huntsman International

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss and extraordinary gain on acquisition of a business. For the three months ended September 30, 2006, EBITDA from corporate and other items improved by $56.8 million to a loss of $31.7 million from a loss of $88.5 million for the 2005 period. The improvement primarily resulted from a decrease in expenses of $27.2 million related to the loss on early extinguishment of debt, an increase of $16.8 million in unallocated foreign currency gains, and an extraordinary gain of $8.9 million related to the Textile Effects Acquisition.

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Nine Months Ended September 30,		Percent
	2006	2005	Change
Revenues
Polyurethanes	$2,619.6	$2,609.9	—
Materials and Effects	1,179.0	911.5	29%
Performance Products	1,479.0	1,517.4	(3)%
Pigments	813.1	787.5	3%
Polymers	1,349.7	1,249.3	8%
Base Chemicals	1,062.4	1,478.9	(28)%
Eliminations	(415.1)	(433.5)	(4)%
Total	$8,087.7	$8,121.0	—

Huntsman Corporation Segment EBITDA
Polyurethanes	$474.6	$535.0	(11)%
Materials and Effects	114.3	135.5	(16)%
Performance Products	155.0	158.0	(2)%
Pigments	91.4	86.5	6%
Polymers	99.0	71.6	38%
Base Chemicals	47.1	252.0	(81)%
Corporate and other	(88.3)	(422.8)	(79)%
Total	$893.1	$815.8	9%

Huntsman International Segment EBITDA
Polyurethanes	$474.6	$535.0	(11)%
Materials and Effects	114.3	135.5	(16)%
Performance Products	155.0	158.0	(2)%
Pigments	91.4	86.5	6%
Polymers	99.0	71.6	38%
Base Chemicals	47.1	252.0	(81)%
Corporate and other	(82.2)	(271.1)	(70)%
Total	$899.2	$967.5	(7)%

Polyurethanes

For the nine months ended September 30, 2006, Polyurethanes segment revenues increased by $9.7 million, as compared with the 2005 period. This increase was primarily a result of 7% growth in MDI sales volumes, partially offset by lower volumes in MTBE and a decline in MDI average selling prices. Lower average MDI selling prices were due to pricing pressures in Asia and Europe in response to the expectation of new industry capacity. The increase in MDI sales volumes was driven mainly by strong growth in insulation-related applications. MTBE revenues declined as slightly higher average selling prices were more than offset by a reduction in sales volumes as we undertook efforts to improve PO/MTBE plant optimization by reducing our production of by-product MTBE.

For the nine months ended September 30, 2006, Polyurethanes segment EBITDA decreased to $474.6 million as compared with $535.0 million for the 2005 period. The decrease resulted from lower sales volumes, largely MTBE and trade sales, coupled with lower contribution margins, primarily in MTBE. MTBE contribution margins were lower due to the fact that raw material costs increased more than average selling prices. Polyurethanes segment EBITDA was also impacted, in part, by lower losses from the discontinued TDI operations of $42.0 million, a gain of $8.8 million in the 2006 period related to property loss recoveries and lower restructuring, impairment and plant closing costs. During the nine months ended September 30, 2006, our Polyurethanes segment recorded a restructuring, impairment and plant closing credit of $2.2 million as compared with a charge of $5.0 million in the 2005 period. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Materials and Effects

Materials and Effects revenues for the nine months ended September 30, 2006 increased by $267.5 million, or 29%, as compared to the same period in 2005. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $227.6 million of revenue for the nine months ended September 30, 2006, while advanced materials revenues for the same period increased by $39.9 million, or 4%, as compared to the same period in 2005. The increase in advanced materials revenues was primarily attributable to a 6% increase in sales volumes, offset by lower average selling prices. Average selling prices were lower in most markets in Europe and Asia and also decreased due to negative foreign currency exchange impacts as the U.S. dollar strengthened against the relevant European currencies, but these effects were partially offset by higher selling prices in the Americas. Sales volumes increased in all regions as a result of improved demand and the introduction of additional product lines.

Materials and Effects EBITDA for the nine months ended September 30, 2006 decreased by $21.2 million, or 16%, as compared to the same period in 2005. The textile effects business contributed $5.5 million to segment EBITDA for the nine months ended September 30, 2006, while advanced materials EBITDA for the same period decreased by $26.7 million, or 20%, as compared to the same period in 2005. Advanced materials EBITDA decreased primarily due to increased operating expenses of $17.3 million, partially in support of new business development initiatives, and in response to a negative foreign currency exchange impact. During the nine months ended September 30, 2006, our Materials and Effects segment recorded restructuring, impairment and plant closing costs of $3.4 million as compared with a credit of $0.6 million in the 2005 period. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

For the nine months ended September 30, 2006, Performance Products revenues decreased by $38.4 million, or 3%, as compared with the 2005 period. This decrease was primarily a result of lower sales volumes in certain product lines, partially offset by higher average selling prices for all major product lines. Overall, sales volumes decreased by 13%, principally due to lower sales of ethylene glycol resulting from deteriorating market conditions, the impact of the fire at our Port Arthur, Texas manufacturing plant and lower sales of certain surfactants. Average selling prices increased by 12% in response to higher raw material and energy costs and strong market conditions for our specialties products.

For the nine months ended September 30, 2006, Performance Products segment EBITDA decreased by $3.0 million, or 2%, as compared with the 2005 period. This decrease resulted primarily from lower earnings in ethylene glycol, partially offset by higher earnings in our specialties business and lower restructuring costs. Higher raw material and energy prices were recovered through higher average selling prices across all product lines, except ethylene glycol. During the nine months ended September 30, 2006 and 2005, our Performance Products segment recorded restructuring, impairment and plant closing charges of $0.7 million and $6.6 million, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Pigments

For the nine months ended September 30, 2006, Pigments revenues increased by $25.6 million, or 3%, as compared with the 2005 period. The increase resulted principally from a 4% increase in sales volumes, offset slightly by a 1% decrease in average selling prices. Sales volumes were higher primarily due to improved customer demand in Europe. Average selling prices decreased in Europe primarily as a result of negative foreign currency exchange impacts on selling prices as the U.S. dollar strengthened against the relevant European currencies.

Pigments segment EBITDA for the nine months ended September 30, 2006 increased by $4.9 million, or 6%, as compared with the 2005 period, resulting primarily from lower restructuring, impairment and plant closing costs, offset in part by lower contribution margins related to higher raw material and energy costs. During the nine months ended September 30, 2006 and 2005, our Pigments segment recorded restructuring, impairment and plant closing charges of $2.4 million and $26.9 million, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Polymers

For the nine months ended September 30, 2006, Polymers revenues increased by $100.4 million, or 8%, as compared with the 2005 period, mainly due to an 11% increase in average selling prices, offset in part by a 3% decrease in sales volumes. Average selling prices were higher primarily due to tighter market conditions and in response to an increase in raw material and energy costs. Sales volumes to outside customers decreased as a result of continued weak demand for our Australian styrenics and expandable polystyrene products.

For the nine months ended September 30, 2006, Polymers segment EBITDA increased by $27.4 million, or 38%, as compared to the 2005 period. This increase in segment EBITDA resulted from increased average selling prices and lower restructuring, impairment, and plant closing costs. During the nine months ended September 30, 2006 and 2005, our Polymers segment recorded restructuring, impairment and plant closing charges of $5.0 million and $51.3 million, respectively. For further information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

Beginning in the third quarter of 2006, the operating results of our European base chemicals and polymers business are classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

For the nine months ended September 30, 2006, Base Chemicals revenues decreased by $416.5 million, or 28%, as compared with the 2005 period. This decrease was mainly due to a 23% decrease in sales volumes, partially offset by a 20% increase in average selling prices. The sales volume decrease was driven principally by 28% lower sales volumes of olefins which resulted from the fire at our Port Arthur, Texas manufacturing plant, unplanned outages at our Jefferson County, Texas production facilities and the divestiture of our U.S. butadiene and MTBE business on June 27, 2006. The Jefferson County outages resulted because we were unable to obtain sufficient energy from a supplier following an outage at the supplier’s facility related to the 2005 Gulf Coast storms. Higher average selling prices resulted primarily in response to higher raw material and energy costs.

For the nine months ended September 30, 2006, Base Chemicals segment EBITDA decreased by $204.9 million, or 81%, as compared with the 2005 period. The decrease in segment EBITDA was due to lower contribution margins as raw material and energy costs increased more than average selling prices, particularly in our U.K. operations. Higher restructuring, impairment and plant closing costs, resulting principally from a $161.2 million impairment of our European Base chemicals and polymers business and $9.4 million of asset write-offs related to the fire at our Port Arthur, Texas plant, also resulted in lower segment EBITDA. We estimate that segment EBITDA was negatively impacted by approximately $110 million in the 2006 period due to lost olefins sales volumes related to the fire at our Port Arthur, Texas plant. For further discussion of the fire, see “Note 17. Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. This decrease was partially offset by a $90.3 million gain on the sale of our U.S. butadiene and MTBE business in the 2006 period. During the nine months ended September 30, 2006 and 2005, our Base Chemicals segment recorded restructuring and impairment charges of $167.1 million and $11.3 million, respectively. For further information concerning restructuring activities, see “Note 3. Discontinued Operations” and “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. EBITDA from our European base chemicals and polymers business was a loss of $77.7 million compared to earnings of $158.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Corporate and Other - Huntsman Corporation

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business, cumulative effect of a change in accounting principle and the impact of purchase accounting adjustments. For the nine months ended September 30, 2006, EBITDA from corporate and other items improved by $334.5 million to a loss of $88.3 million from a loss of $422.8 million for the 2005 period. The improvement primarily resulted from a decrease in expenses of $261.9 million related to the loss on early extinguishment of debt, an increase of $48.5 million in unallocated foreign currency gains and an extraordinary gain of $57.7 million related to the Textile Effects Acquisition, partially offset by a charge of $20.0 million for the impairment of assets in connection with the announced sale of our European base chemicals and polymers business.

Corporate and Other - Huntsman International

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business and cumulative effect of a change in accounting principle. For the nine months ended September 30, 2006, EBITDA from corporate and other items improved by $188.9 million to a loss of $82.2 million from a loss of $271.1 million for the 2005 period. The improvement primarily resulted from a decrease in expenses of $103.2 million related to the loss on early extinguishment of debt, an increase of $48.5 million in unallocated foreign currency gains and an extraordinary gain of $55.0 million related to the Textile Effects Acquisition.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources. Pursuant to General Instructions H(1)(a) and (b) of Form 10-Q, Huntsman International is filing this report with a reduced disclosure format.

Cash

Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $610.9 million and $709.3 million, respectively. The decrease in cash provided by operations was primarily attributable to a decrease in income from discontinued operations, partially offset by a decrease in interest expense and a loss on early extinguishment of debt, as described in “Results of Operations” above.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $295.0 million and $219.1 million, respectively. During the nine months ended September 30, 2006 and 2005, we invested $327.0 million and $202.0 million, respectively, in capital expenditures. The increase in 2006 capital expenditures was largely attributable to increased spending on our LDPE facility under construction at Wilton, U.K. During the nine months ended September 30, 2006, we spent $130.1 million on the construction of our Wilton, U.K. LDPE facility as compared to $12.9 million for the 2005 period. Also during the nine months ended September 30, 2006, we acquired the textile effects business for $173.2 million, net of cash acquired, sold our U.S. butadiene and MTBE business for $274.0 million, of which $192.0 million was paid at closing, $7.9 million was received during the third quarter of 2006 and $4.1 million was received in October 2006, while the additional $70.0 million will be payable after closing, if certain conditions are met. For more information, see “Note 4. Business Disposition and Combination—Sale of U.S. Butadiene and MTBE Business” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. In 2005, in connection with the initial public offering of our 5% mandatory convertible preferred stock, we prefunded our dividend obligations through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million. As reflected in financing activities, we used $10.8 million and $7.2 million of these government securities to pay dividends during the nine months ended September 30, 2006 and 2005, respectively.

Net cash used in financing activities for the nine months ended September 30, 2006 was $214.8 million as compared with $531.0 million in the 2005 period. This decrease in net cash used by financing activities is mainly a result of net repayments of debt during the nine months ended September 30, 2005 of $1,899.3 million, primarily as a result of our initial public offering of common stock and mandatory convertible preferred stock in the first quarter of 2005. As a result of our initial public offering, we received $1,491.9 million of net proceeds. Also, during the nine months ended September 30, 2005, we used approximately $109.0 million to pay premiums associated with repayment of indebtedness. During the nine months ended September 30, 2006, we had net repayments under our debt arrangements of $194.4 million and used $12.5 million to pay premiums associated with repayment of indebtedness.

Changes in Financial Condition

The following information summarizes our working capital position as of September 30, 2006 (after giving effect to the sale of our U.S. butadiene and MTBE business, the classification of our European base chemicals and polymers business as held for sale and the Textile Effects Acquisition) and December 31, 2005 (dollars in millions):

	September 30,	U.S. Butadiene	European Base	Textile		December 31,	Increase	Percent
	2006	and MTBE(1)	Chemicals and Polymers	Effects	Subtotal	2005	(Decrease)	Change
Current assets:
Cash and cash equivalents	$245.8	$—	$—	$(65.3)	$180.5	$142.8	$37.7	26%
Accounts receivable, net	1,415.4	48.2	186.1	(233.5)	1,416.2	1,482.6	(66.4)	(4)%
Inventories, net	1,422.2	20.0	187.3	(229.6)	1,399.9	1,309.2	90.7	7%
Prepaid expenses	73.0	—	20.1	(2.9)	90.2	46.2	44.0	95%
Deferred income taxes	59.3	—	—	(25.6)	33.7	31.2	2.5	8%
Other current assets	134.2	—	8.4	(67.6)	75.0	84.0	(9.0)	(11)%
Current assets held for sale	401.9	—	(401.9)	—	—	—	—	—
Total current assets	3,751.8	68.2	—	(624.5)	3,195.5	3,096.0	99.5	3%

Current liabilities:
Accounts payable	1,046.8	45.3	183.3	(141.2)	1,134.2	1,093.5	40.7	4%
Accrued liabilities	601.3	—	131.3	(87.9)	644.7	747.2	(102.5)	(14)%
Deferred income taxes	24.3	—	8.6	(27.6)	5.3	2.4	2.9	121%
Current portion of long-term debt	226.8	—	—	—	226.8	44.6	182.2	409%
Current liablilites held for sale	323.2	—	(323.2)	—	—	—	—	—
Total current liabilities	2,222.4	45.3	—	(256.7)	2,011.0	1,887.7	123.3	7%
Working capital	$1,529.4	$22.9	$—	$(367.8)	$1,184.5	$1,208.3	$(23.8)	(2)%

(1)           Represents December 31, 2005 balances.

During the nine months ended September 30, 2006, our working capital position was significantly impacted by the three transactions referenced above. Excluding these transactions, our working capital decreased by $23.8 million as a result of the net impact of the following significant changes:

•                  The increase in cash and cash equivalents of $37.7 million resulted from the matters identified in the Consolidated Statements of Cash Flows contained in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  Inventories increased $90.7 million primarily due to an increase in raw materials costs.

•                  The increase in prepaid expenses of $44.0 million was mainly attributable to an increase in prepaid insurance.

•                  Accrued liabilities decreased by $102.5 million due primarily to lower income and other taxes payable, payroll, accrued interest and rebate accruals.

•                  Current portion of long-term debt increased by $182.2 million primarily due to an increase in the current classification of $55.6 million of non-recourse debt in our Australian subsidiaries that becomes due in August 2007, $34.5 million of insurance premium financing, $21.1 million of Term Loan debt and $69.0 million of borrowings under our Revolving Facility.

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

Subsidiary Debt

With the exception of our guarantees of certain debt of our Chinese joint ventures and certain indebtedness incurred from time to time to finance certain insurance premiums, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries (primarily Huntsman International); such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries’ respective operations.

Credit Facilities

As of September 30, 2006, our Senior Credit Facilities consisted of (i) the $650 million Revolving Facility, (ii) the $1,991.5 million Dollar Term Loan, and (iii) the €91.2 million ($115.9 million) Euro Term Loan. As of September 30, 2006, there were $69.0 million borrowings outstanding under the Revolving Facility, and we had $39.4 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility. As of September 30, 2006, the weighted average interest rate on our Senior Credit Facilities was approximately 7%, excluding the impact of interest rate hedges.

On August 1, 2006, we made a voluntary repayment of $50.0 million U.S. dollar equivalents on our Term Loans ($47.3 million on the Dollar Term Loan and €2.2 million on the Euro Term Loan) with available liquidity.

We entered into the June 30, 2006 Amendment to our Senior Credit Facilities to provide for an additional $100 million of borrowings under the Dollar Term Loan. We borrowed the additional amounts under the Dollar Term Loan on July 14, 2006 and, on July 24, 2006, used the proceeds to redeem all of our $100 million outstanding senior floating rate notes due 2011 (the “2011 Senior Floating Rate Notes”) at a call price of 104.0% of the aggregate principal amount thereof. The June 30, 2006 Amendment also modified certain other provisions in our Senior Credit Facilities, including certain financial covenants.

Secured Notes

On August 16, 2005, in connection with the Huntsman LLC Merger, Huntsman International entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding 11.625% senior secured notes due 2010 (the “2010 Secured Notes”). As of September 30, 2006, Huntsman International had outstanding $296.0 million aggregate principal amount ($293.9 million book value and $455.4 million original aggregate principal amount) of the 2010 Secured Notes, which are redeemable after October 15, 2007 at 105.813% of the principal amount thereof, declining ratably to par on and after October 15, 2009. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year.

Senior Notes

As of September 30, 2006, Huntsman International had outstanding $250.0 million aggregate principal amount ($252.3 million book value) 9.875% 2009 Senior Notes that were issued at a premium. The 2009 Senior Notes are unsecured obligations. Interest on the 2009 Senior Notes is payable semiannually in March and September and these notes are redeemable after March 1, 2006 at 104.937% of the original aggregate principal amount thereof, declining ratably to par on and after March 1, 2008. On July 13, 2006, Huntsman International entered into a transaction to repurchase $37.5 million of its 2009 Senior Notes at a price of 105% of the aggregate principal amount thereof. In addition, on August 14, 2006 and on September 20, 2006, we completed redemptions of $62.5 million and $100.0 million, respectively, of the 2009 Senior Notes at a call price of 104.937% plus accrued interest. We funded these redemptions from available liquidity, including from cash, borrowings under our Revolving Facility and issuance of commercial paper under our off balance sheet A/R Securitization Program

As of September 30, 2006, Huntsman International had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior unsecured fixed rate notes due 2012 (the “2012 Senior Fixed Rate Notes”). Interest on the 2012 Senior Fixed Rate Notes is payable semiannually in January and July of each year. The 2012 Senior Fixed Rate Notes are redeemable after July 15, 2008 at 105.75% of the principal amount thereof, declining ratably to par on and after July 15, 2010.

As provided for in the June 30, 2006 Amendment and as noted above, on July 14, 2006 we borrowed an additional $100 million under the Dollar Term Loan and, on July 24, 2006, redeemed in full the outstanding 2011 Senior Floating Rate Notes at 104.0% of the principal amount thereof outstanding.

Subordinated Notes

As of September 30, 2006, we had outstanding $175.0 million 7.375% 2015 Subordinated Notes and €135.0 million ($171.5 million) 7.5% 2015 Subordinated Notes. The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount thereof, declining ratably to par on and after January 1, 2013. Under the terms of a registration rights agreement among Huntsman International, the subsidiary guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Because we did not complete the exchange offer by this date, we were required to pay additional interest on the 2015 Subordinated Notes at a rate of 0.25% per year for the first 90-day period following this date, and this rate increased by an additional 0.25% for each subsequent 90-day period, up to a maximum of 1.0%. As of September 30, 2006, we were paying an additional 1.0% on the 2015 Subordinated Notes and had paid a total of $2.4 million in additional interest. Additional interest will cease to accrue upon the earlier of the completion of the exchange offer or December 17, 2006. Since we are not able to complete the exchange offer before this date, we have withdrawn the registration statement relating to the exchange offer.

As of September 30, 2006, we also had outstanding $366.1 million ($600 million original aggregate principal amount) and €372.0 million ($472.7 million) (€450 million original aggregate principal amount) 10.125% 2009 Subordinated Notes. As of September 30, 2006, the 2009 Subordinated Notes have an unamortized premium of $3.3 million and, as of July 1, 2006, are redeemable at 101.688% declining to par on and after July 1, 2007.

On November 13, 2006, we completed the New Subordinated Notes Offering consisting of €400 million ($508.0 million) 6.875% euro-denominated 2013 Subordinated Notes and $200 million 7.875% U.S. dollar-denominated 2014 Subordinated Notes. We intend to use the estimated net proceeds of approximately $699 million to redeem all (approximately $366 million) of our outstanding U.S. dollar-denominated 10.125% 2009 Subordinated Notes and a portion (approximately €258 million) of our outstanding euro-denominated 10.125% 2009 Subordinated Notes. The call price of the 2009 Subordinated Notes is 101.688% plus accrued interest. As a result of the redemption of the 2009 Subordinated Notes, which is expected to be completed on December 1, 2006, we expect to record a loss on early extinguishment of debt in the fourth quarter of 2006 of approximately $12 million, and we expect to reduce our annual interest expense by approximately $17 million.

The 2013 Subordinated Notes are redeemable on or after November 15, 2009 at 105.156%, declining ratably to par on or after November 15, 2012. The 2014 Subordinated Notes are redeemable on or after November 15, 2012. The New Subordinated Notes are unsecured and interest is payable semiannually on November 15 and May 15 of each year. The indentures governing the New Subordinated Notes contain covenants relating to, among other things, the incurrence of debt, limitations on asset sales, limitations on distributions and limitations on affiliate transactions. The indentures also contain change of control provisions requiring us to offer to repurchase the New Subordinated Notes upon a change of control. The New Subordinated Notes are guaranteed by the same guarantors as our outstanding notes.

As of September 30, 2006, we had outstanding a combined total of $541.1 million and €507.0 million ($644.2 million) Subordinated Notes, plus $3.3 million of unamortized premium. Interest on the 2009 Subordinated Notes and the 2015 Subordinated Notes is payable semiannually in January and July of each year.

Other Debt

We maintain a $25.0 million multicurrency European Overdraft Facility used for the working capital needs for our European subsidiaries. As of September 30, 2006, there were no borrowings outstanding under the European Overdraft Facility.

In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, operates three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, operates a plant that manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate.

HPS has obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of September 30, 2006, HPS had $20.5 million outstanding in U.S. dollar borrowings and 350.0 million in RMB borrowings ($44.3 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of September 30, 2006, the interest rate was approximately 5.8% for U.S. dollar borrowings and 5.0% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning no later than September 30, 2007. We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS commenced operations on June 30, 2006.

Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$78.4 million ($58.8 million) as of September 30, 2006. These facilities are non-recourse to us and bear interest at the Australian index rate plus a margin of 2.9%. As of September 30, 2006, the interest rate for these facilities was 9.1%. The Australian credit facilities mature in August 2007 and all borrowings under such facilities have been classified as current portion of debt.

In July 2006, in conjunction with our annual renewal of property and liability insurance programs, we financed substantially all of our premiums for the 2006/2007 renewal period and at such date Huntsman International entered into notes payable in the amount of $65.6 million due in the next twelve months. As of September 30, 2006, the outstanding amount due under these notes is $55.1 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2006, we had approximately $808.9 million of combined cash and combined unused borrowing capacity, consisting of $245.8 million in cash, $541.6 million in availability under our Revolving Facility, $15.0 million attributable to our European Overdraft Facility and approximately $6.5 million in availability under our A/R Securitization Program. With the expected sale of our European base chemicals and polymers business, we anticipate that our availability under our $500 million A/R Securitization Program will be negatively impacted during several months of the year when our receivables under the program are expected to be seasonally low, such as near year end and late summer. We anticipate this impact to be approximately $50 million during such periods.

As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have experienced a temporary decline in working capital as it relates to this facility. As of September 30, 2006, we believe this decline in working capital improved liquidity by approximately $40 million, and we expect our working capital to return to normal operating levels at the time the facility is restarted.

We carry normal and customary insurance coverage for property damage and business interruption. With respect to coverage for the outage caused by the fire damage at our Port Arthur, Texas facility, the deductible for property damage is $10 million, while business interruption coverage does not apply for the first 60 days. We are filing claims under our insurance policies for property damage and business interruption. We currently estimate that the total cost to repair and replace damaged equipment, including costs for a required turnaround and inspection, will be approximately $130 million. For the nine months ended September 30, 2006, we estimate that we have incurred approximately $10.7 million of related expenses, and we recorded a corresponding receivable. As of September 30, 2006, we have also recorded a receivable of $20.7 million for the probable recovery of fixed costs. We will continue to incur certain fixed costs during the business interruption period and certain other costs to respond and clean up the facility. We expect to record receivables for anticipated recoveries of such costs to the extent these costs are incurred, net of deductibles. Any insurance recoveries received in excess of costs already incurred, for which receivables are recorded, are expected to be recorded as income in the period of receipt. Through September 30, 2006, we estimate that our business interruption lost profits were $142.3 million, and we estimate that $91.1 million of such lost profits were incurred after the 60 day deductible period. Although we can provide no assurances, we expect to receive interim partial progress payments from our insurers beginning late in the fourth quarter of 2006. Nevertheless, we expect to receive most of the insurance proceeds in 2007. While we can provide no assurances, on a preliminary basis, we expect to restart the Port Arthur, Texas facility late in the second quarter of 2007.

We have filed claims under our insurance policies for the recovery of damages, including for property damage and business interruption, resulting from the 2005 U.S. Gulf Cost storms. Our insurers have agreed to an interim progress payment of $12.5 million. As of September 30, 2006, we have received $1.5 million and have recorded receivables for the remaining $11.0 million. We expect to collect this amount prior to year end. While we can provide no assurances that we will recover additional damages, we anticipate obtaining additional partial recoveries, net of insurance deductibles, until final settlement of the claims are reached with our insurers. Any such recoveries in excess of previously recorded receivables will be recorded as other operating income.

In connection with the sale of our U.S. butadiene and MTBE business, a portion ($70 million) of the purchase price will be payable to us after the restart of our Port Arthur, Texas facility that was damaged by fire and the related resumption of crude butadiene supply, provided that we achieve certain intermediate steps toward restarting the facility within 30 months of the sale.

We recently finalized the working capital settlement of $12.0 million related to the sale of our U.S. butadiene and MTBE business. As of September 30, 2006, we had received $7.9 million of the settlement amount, and we recorded a receivable of $4.1 million for the remaining amount, which we received in October 2006. We are currently finalizing the working capital settlement related to the Textile Effects Acquisition. As of September 30, 2006, we had recorded a receivable for the working capital settlement of $21.4 million related to the Textile Effects Acquisition. We expect the working capital settlement amounts to be collected during the fourth quarter of 2006.

As discussed in “—Recent Developments—Announced Divestiture of European Base Chemicals and Polymers Business” above, we expect to close the announced sale of our European base chemicals and polymers business to SABIC by the end of 2006 for an aggregate purchase price of $700 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. We intend to use the net proceeds to redeem in full the remaining $250 million outstanding principal amount of our 9.875% 2009 Senior Notes and to repay a portion of the debt under our Senior Credit Facilities.

We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course.

Capital Expenditures

Excluding capital expenditures relating to the fire damage at our Port Arthur, Texas facility discussed below, we expect to spend between approximately $500 million and $550 million on capital projects in 2006, including approximately $200 million in capital expenditures on our LDPE facility at Wilton, U.K. (which will be sold as part of the sale of our European base chemicals and polymers business). We incurred approximately $40 million in capital expenditures associated with the LDPE project prior to 2006. We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. With respect to expenditures related to the fire damage at our Port Arthur, Texas facility, based on preliminary inspection and review, we estimate that the costs to repair and replace damaged equipment will be approximately $130 million.

Capital expenditures for the nine months ended September 30, 2006 were $327.0 million as compared with $202.0 million in the 2005 period. The increase in capital expenditures in the 2006 period was largely attributable to increased capital expenditures at our Wilton, U.K. LDPE project which had approximately $130.1 million in capital spending during the nine months ended September 30, 2006 as compared to approximately $12.9 million spent in the comparable period in 2005. During the nine months ended September 30, 2006, we completed our equity investments in HPS, our consolidated Chinese joint venture, and SLIC, our unconsolidated Chinese joint venture, and during 2006, funded approximately $15 million as equity in HPS and $14 million as equity in SLIC. HPS commenced operations on June 30, 2006 and SLIC commenced operations during the third quarter of 2006.

Off-Balance Sheet Arrangements

Receivables Securitization

For a discussion of our A/R Securitization Program, see “Note 9. Securitization of Accounts Receivable” to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

Financing of Chinese MDI Facilities

On September 19, 2003, our Chinese joint ventures, HPS and SLIC, obtained secured financing for the construction of production facilities. Details concerning HPS’s financing are described in “—Debt and Liquidity—Other Debt” above. SLIC obtained various committed loans in the aggregate amount of approximately $229 million in U.S. dollar equivalents. As of September 30, 2006, there were $87.7 million outstanding in U.S. dollar borrowings and 1,015.9 million in outstanding RMB ($128.6 million) borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning not later than June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring, impairment and plant closing costs, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

Legal Proceedings

For a discussion of legal proceedings, see “Note 13. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

Environmental, Health and Safety Matters

For a discussion of environmental, health and safety matters, see “Note 14. Environmental, Health and Safety Matters” to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are exposed to market risk, including changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only. For further discussion of our derivative instruments and hedging activities, see “Note 8. Derivatives and Hedging Activities” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

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

During the quarter ended September 30, 2006, we entered into foreign currency instruments to minimize the foreign currency impact on forecasted capital expenditures payable in Singapore Dollars associated with the construction of our polyetheramine manufacturing facility in Singapore. The notional amount of these derivative instruments is approximately 25 million Singapore Dollars, and these instruments extend through April of 2007. These contracts are not designated as hedges for financial reporting purposes and are recorded at fair value.

A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in some cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future (“Permanent Loans”) and the designation of certain debt and swaps as hedges.

Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2006, we have designated approximately €241.2 million of euro-denominated debt and €132.4 million of cross-currency rate swaps as a hedge of our net investments. As of September 30, 2006 we had approximately €1,332.6 million in net euro assets.

In conjunction with the November 13, 2006 offering of the New Subordinated Notes, we expect to redeem a portion of our U.S. dollar-denominated subordinated debt with euro-denominated subordinated debt, and we have elected to unwind certain existing cross-currency interest rate swaps.

Interest Rates

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk may include managing the mix and rate characteristics of various interest bearing liabilities as well as entering into interest rate swaps, collars and options. We may purchase interest rate swaps and/or interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt. As of September 30, 2006, we had approximately $82.7 million of outstanding interest rate swaps or collars.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning this year with our Annual Report on Form 10-K to be filed in the first quarter of 2007. However, we cannot give any assurance that our internal controls over financial reporting will be completely effective. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Enforcement Proceedings

On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS laws. SEC regulations require us to disclose any administrative or judicial environmental proceeding involving potential monetary sanctions to which a governmental authority is a party, unless we believe that the proceeding will result in sanctions of less than $100,000. The matters described below are reported in response to these regulations. Except as described below, there were no material developments with respect to environmental enforcement proceedings during the third quarter of 2006. Based on currently available information and our past experience, we do not believe that the resolution of the matters described below, or of any other pending or threatened environmental enforcement proceedings, will have a material impact on our financial condition, results of operations or cash flows.

Beginning in the third quarter of 2004 and extending through December 2005, we have received notifications of approximately eight separate enforcement actions from the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to air emissions at our Port Neches or our Port Arthur plant. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. On August 15, 2006 we agreed to pay approximately $0.4 million to collectively settle these matters. We expect approval of the settlement by the TCEQ commissioners in November 2006. We also settled two other notices for approximately $0.03 million.

During the first quarter of 2006, we disclosed to the TCEQ that our Conroe, Texas, facility has been out of compliance with Hazardous Air Pollutant (“HAP”) regulations. On August 25, 2006, the TCEQ issued a Notice of Enforcement and on October 20, 2006 followed with a proposed penalty amount of approximately $0.1 million. We are negotiating with the TCEQ to resolve this matter.

On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See “Note 17. Port Arthur, Texas, Plan Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a pipeline which had been weakened by undetected corrosion. The TCEQ has initiated an investigation and formal enforcement action is possible due to the environmental releases occurring as a consequence of the fire.

Other Legal Proceedings

For a discussion of other legal proceedings, see “Note 13. Commitments and Contingencies—Legal Matters” and “Note 14. Environmental, Health and Safety Matters—Remediation Liabilities” to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005 and as follows:

Our recent Textile Effects Acquisition may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

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

As a result of these risks, the actual results of the Textile Effects Acquisition could differ materially from our expectations.

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

ITEM 5. OTHER INFORMATION

In connection with the completion of the New Subordinated Notes Offering, Huntsman International, as issuer, and certain of its subsidiaries, as guarantors, entered into an indenture dated November 13, 2006 with Wells Fargo Bank, National Association, as trustee. The indenture contains covenants that limit the ability of the Huntsman International and certain of its subsidiaries to incur additional indebtedness; pay dividends or distributions on or redeem, repurchase or acquire its capital stock; issue capital stock; make certain investments; create liens; engage in transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer or sell assets. The indenture also includes customary default and acceleration provisions. A copy of the indenture is filed with this report as Exhibit 4.1 and incorporated herein by reference. Huntsman International and the guarantors also entered into an exchange and registration rights agreement dated November 13, 2006 with Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC, as initial purchasers, relating to the 2014 Subordinated Notes, a copy of which is filed with this report as Exhibit 4.2 and incorporated herein by reference. For additional information regarding the New Subordinated Notes Offering and the 2014 Subordinated Notes, see “Note 7. Debt” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

The initial purchasers and their affiliates perform investment banking, commercial banking and advisory services for the Company and its affiliates from time to time for which they receive customary fees and expenses. In addition, Credit Suisse Securities (USA) LLC and certain of its affiliates and employees are limited partners in MatlinPatterson Global Opportunities Partners, L.P. and, therefore, have an indirect economic interest in the Company. Affiliates of Citigroup Global Markets Inc. provide capital markets and cash management services to the Company and certain of its subsidiaries and provide private banking services to members of the Huntsman family from time to time.

ITEM 6. EXHIBITS

2.1

Sale and Purchase Agreement dated September 27, 2006 between Huntsman Petrochemicals (UK) Holdings, Huntsman International LLC, SABIC UK Petrochemicals Holdings Limited and SABIC Europe B.V. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on September 28, 2006)

4.1

Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to 7 7/8% Senior Subordinated Notes due 2014 and 6 7/8% Senior Subordinated Notes due 2013

4.2

Exchange and Registration Rights Agreement, dated as of November 13, 2006, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to 7 7/8% Senior Subordinated Notes due 2014

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

Dated: November 14, 2006

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

By:	/s/ L. RUSSELL HEALY
L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

2.1

Sale and Purchase Agreement dated September 27, 2006 between Huntsman Petrochemicals (UK) Holdings, Huntsman International LLC, SABIC UK Petrochemicals Holdings Limited and SABIC Europe B.V. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on September 28, 2006)

4.1

Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to 7 7/8% Senior Subordinated Notes due 2014 and 6 7/8% Senior Subordinated Notes due 2013

4.2

Exchange and Registration Rights Agreement, dated as of November 13, 2006, among Huntsman International LLC, the Guarantors as defined therein, and the Purchasers as defined therein, relating to 7 7/8% Senior Subordinated Notes due 2014

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