Form 10-Q/A
period 2006-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2007-02-21
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10 Q/A

Amendment No. 1

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

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

On November 10, 2006, 221,566,854 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

This Quarterly Report on Form 10-Q/A presents information for two registrants: Huntsman Corporation and Huntsman International LLC (“Huntsman International”). Huntsman International is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10-Q/A is equally applicable to both Huntsman Corporation and Huntsman International, except where otherwise indicated. Huntsman International meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q/A and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q previously filed for the quarter ended September 30, 2006, by Huntsman Corporation and Huntsman International LLC.  This Form 10-Q/A is filed in connection with the restatement of our financial statements for the three and nine months ended September 30, 2006. Financial statement information and related disclosures included in this Form 10-Q/A reflect, where appropriate, changes as a result of the restatement.  All other information contained in this Form 10-Q/A is as of the date of the original filing. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer.

In February 2007, we discovered an error in our calculation of the impairment loss related to the sale of our European base chemicals and polymers business.  We concluded that there was $99.0 million in additional non-cash asset impairment charges recorded in discontinued operations for the three and nine months ended September 30, 2006 related to the sale of our European base chemicals and polymers business. In connection with the sale of the European base chemicals and polymers business, we agreed to take action to remove the accounts receivable of this business from our accounts receivable securitization program so that the purchaser could acquire such accounts receivable. The additional non-cash charges resulted primarily because we had not appropriately included the effect of the re-purchase of these receivables in the determination of the impairment loss.

The significant effects on us and Huntsman International of the restatement are described in “Note 23. Restatement” to our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2006	2005
	(As restated, see Note 23)
ASSETS
Current assets:
Cash and cash equivalents	$245.8	$142.8
Accounts receivable (net of allowance for doubtful accounts of $56.9 and $33.7, respectively)	1,398.0	1,475.2
Accounts receivable from affiliates	17.4	7.4
Inventories, net	1,422.2	1,309.2
Prepaid expenses	73.0	46.2
Deferred income taxes	59.3	31.2
Other current assets	134.2	84.0
Current assets held for sale	401.9	—
Total current assets	3,751.8	3,096.0

Property, plant and equipment, net	3,942.1	4,643.2
Investment in unconsolidated affiliates	199.7	175.6
Intangible assets, net	194.9	216.3
Goodwill	91.3	91.2
Deferred income taxes	120.6	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	471.9	551.0
Noncurrent assets held for sale	531.4	—
Total assets	$9,303.7	$8,870.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,046.8	$1,093.5
Accrued liabilities	601.3	747.2
Deferred income taxes	24.3	2.4
Current portion of long-term debt	226.8	44.6
Current liabilities held for sale	323.2	—
Total current liabilities	2,222.4	1,887.7

Long-term debt	4,099.1	4,413.3
Deferred income taxes	207.7	258.3
Other noncurrent liabilities	851.5	770.2
Noncurrent liabilities held for sale	74.4	—
Total liabilities	7,455.1	7,329.5

Minority interests in common stock of consolidated subsidiaries	29.5	20.4

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,576,862 issued and 220,639,647 outstanding in 2006 and 221,200,997 issued and 220,451,484 outstanding in 2005	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,795.4	2,779.8
Unearned stock-based compensation	(14.9)	(11.8)
Accumulated deficit	(1,357.8)	(1,505.8)
Accumulated other comprehensive income (loss)	106.7	(31.3)
Total stockholders’ equity	1,819.1	1,520.6
Total liabilities and stockholders’ equity	$9,303.7	$8,870.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(As restated, see Note 23)		(As restated, see Note 23)
Revenues:
Trade sales, services and fees	$2,665.0	$2,562.8	$8,024.7	$8,040.3
Related party sales	21.0	25.1	63.0	80.7
Total revenues	2,686.0	2,587.9	8,087.7	8,121.0
Cost of goods sold	2,313.1	2,184.2	6,893.7	6,771.9

Gross profit	372.9	403.7	1,194.0	1,349.1

Operating expenses:
Selling, general and administrative	209.7	161.8	555.8	487.4
Research and development	35.3	22.1	88.6	72.0
Other operating (income) expense	(28.6)	7.5	(122.8)	42.0
Restructuring, impairment and plant closing costs	3.5	66.6	20.0	91.6
Total expenses	219.9	258.0	541.6	693.0
Operating income	153.0	145.7	652.4	656.1

Interest expense, net	(83.4)	(101.1)	(264.8)	(341.8)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Equity in income of unconsolidated affiliates	0.5	1.8	2.6	7.0
Loss on early extinguishment of debt	(14.5)	(41.4)	(14.5)	(276.4)
Other income (expense)	1.3	(2.5)	1.4	(3.3)

Income (loss) from continuing operations before income taxes and minority interest	52.9	(0.3)	366.3	34.1

Income tax benefit (expense)	17.4	(13.5)	(16.0)	(36.9)
Minority interest in subsidiaries’ income	(0.4)	(1.6)	(1.1)	(1.5)

Income (loss) from continuing operations	69.9	(15.4)	349.2	(4.3)

(Loss) income from discontinued operations, net of tax	(259.4)	(14.5)	(257.3)	30.7

(Loss) income before extraordinary gain and accounting change	(189.5)	(29.9)	91.9	26.4
Extraordinary gain on the acquisition of a business, net of tax of nil	7.2	—	57.7	—
Cumulative effect of change in accounting principle, net of tax of $1.9	—	—	—	4.0

Net (loss) income	(182.3)	(29.9)	149.6	30.4
Preferred stock dividends	—	—	—	(43.1)
Net (loss) income available to common stockholders	$(182.3)	$(29.9)	$149.6	$(12.7)

Net (loss) income	$(182.3)	$(29.9)	$149.6	$30.4
Other comprehensive income (loss)	57.7	(25.4)	138.0	(177.0)
Comprehensive (loss) income	$(124.6)	$(55.3)	$287.6	$(146.6)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)—CONTINUED

(In Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(As restated, see Note 23)		(As restated, see Note 23)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.32	$(0.07)	$1.58	$(0.22)
(Loss) income from discontinued operations, net of tax	(1.18)	(0.07)	(1.16)	0.14
Extraordinary gain on the acquisition of a business, net of tax	0.03	—	0.26	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02

Net (loss) income	$(0.83)	$(0.14)	$0.68	$(0.06)

Weighted average shares	220.6	220.5	220.6	220.5

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.30	$(0.07)	$1.50	$(0.22)
(Loss) income from discontinued operations, net of tax	(1.11)	(0.07)	(1.11)	0.14
Extraordinary gain on the acquisition of a business, net of tax	0.03	—	0.25	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02

Net (loss) income	$(0.78)	$(0.14)	$0.64	$(0.06)

Weighted average shares	233.2	220.5	233.1	220.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30,
	2006	2005
	(As restated see Note 23)
Operating Activities:
Net income	$149.6	$30.4
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	(57.7)	—
Cumulative effect of change in accounting principle, net of tax	—	(4.0)
Equity in income of unconsolidated affiliates	(2.6)	(7.0)
Depreciation and amortization	353.2	372.9
Provision for losses on accounts receivable	3.5	12.2
(Gain) loss on disposal of assets	(92.4)	3.6
Loss on pending disposal of discontinued operations	280.2	36.4
Loss on early extinguishment of debt	14.5	276.4
Noncash interest (income) expense	(5.9)	46.0
Noncash restructuring, impairment and plant closing costs	16.8	40.8
Deferred income taxes	2.0	67.8
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5
Stock-based compensation	13.0	6.4
Minority interest in subsidiaries’ income	1.1	1.5
Other, net	(0.2)	(16.4)
Changes in operating assets and liabilities:
Accounts receivable	182.2	132.3
Inventories, net	(18.6)	(109.9)
Prepaid expenses	(39.2)	(12.1)
Other current assets	(13.0)	(1.2)
Other noncurrent assets	(20.0)	17.4
Accounts payable	68.5	(64.7)
Accrued liabilities	(204.5)	(115.0)
Other noncurrent liabilities	(10.9)	(26.0)
Net cash provided by operating activities	610.9	709.3

Investing Activities:
Capital expenditures	(327.0)	(202.0)
Acquisition of business, net of cash acquired	(173.2)	—
Investment in unconsolidated affiliates, net	(13.6)	(2.9)
Proceeds from sale of assets	209.0	10.6
Net proceeds from (investment in) government securities, restricted as to use	10.8	(33.7)
Change in restricted cash	—	8.9
Other, net	(1.0)	—
Net cash used in investing activities	(295.0)	(219.1)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	62.8	(117.1)
Net (repayments) borrowings on overdraft	(4.7)	17.3
Repayment of long-term debt	(422.4)	(3,685.1)
Proceeds from long-term debt	137.2	1,873.1
Debt issuance costs paid	(3.3)	(15.8)
Call premiums related to early extinguishment of debt	(12.5)	(109.0)
Net borrowings on notes payable	32.7	12.5
Dividend paid to preferred stockholders	(10.8)	(7.2)
Net proceeds from issuance of common and preferred stock	—	1,491.9
Contribution from minority shareholder	6.2	3.6
Other, net	—	4.8
Net cash used in financing activities	(214.8)	(531.0)
Effect of exchange rate changes on cash	1.9	(2.6)
Increase (decrease) in cash and cash equivalents	103.0	(43.4)
Cash and cash equivalents at beginning of period	142.8	243.2
Cash and cash equivalents at end of period	$245.8	$199.8
Supplemental cash flow information:
Cash paid for interest	$314.6	$348.5
Cash paid for income taxes	27.8	19.6

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30,	December 31,
	2006	2005
	(As restated, see Note 23)
ASSETS

Current assets:
Cash and cash equivalents	$229.5	$132.5
Accounts receivable (net of allowance for doubtful accounts of $56.9 and $33.7, respectively)	1,398.0	1,475.2
Accounts receivable from affiliates	22.9	10.4
Inventories, net	1,422.2	1,309.2
Prepaid expenses	72.1	45.9
Deferred income taxes	56.8	31.2
Other current assets	120.0	69.9
Current assets held for sale	401.9	—
Total current assets	3,723.4	3,074.3

Property, plant and equipment, net	3,707.8	4,336.7
Investment in unconsolidated affiliates	199.7	175.6
Intangible assets, net	200.0	222.0
Goodwill	91.3	91.2
Deferred income taxes	120.6	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	561.0	636.0
Noncurrent assets held for sale	500.1	—
Total assets	$9,103.9	$8,633.0

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,046.8	$1,092.7
Accounts payable to affiliates	4.6	8.7
Accrued liabilities	585.6	732.3
Deferred income taxes	32.9	2.4
Current portion of long-term debt	226.6	44.6
Current liabilities held for sale	314.6	—
Total current liabilities	2,211.1	1,880.7

Long-term debt	4,099.1	4,413.3
Deferred income taxes	194.4	216.9
Other noncurrent liabilities	892.5	770.0
Noncurrent liabilities held for sale	51.7	—
Total liabilities	7,448.8	7,280.9

Minority interests in common stock of consolidated subsidiaries	29.5	20.4

Commitments and contingencies (Notes 13 and 14)

Members’ equity:
Members’ equity, 2,728 units issued and outstanding	2,806.8	2,794.0
Accumulated deficit	(1,254.2)	(1,384.0)
Accumulated other comprehensive income (loss)	73.0	(78.3)
Total members’ equity	1,625.6	1,331.7
Total liabilities and members’ equity	$9,103.9	$8,633.0

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(As restated, see Note 23)		(As restated, see Note 23)
Revenues:
Trade sales, services and fees	$2,665.0	2,562.8	$8,024.7	$8,040.3
Related party sales	21.0	25.1	63.0	80.7
Total revenues	2,686.0	2,587.9	8,087.7	8,121.0
Cost of goods sold	2,307.8	2,179.4	6,881.1	6,757.7

Gross profit	378.2	408.5	1,206.6	1,363.3

Operating expenses:
Selling, general and administrative	211.1	160.9	555.7	484.7
Research and development	35.3	22.1	88.6	72.0
Other operating (income) expense	(28.6)	7.5	(122.8)	42.0
Restructuring, impairment and plant closing costs	3.5	66.6	20.0	91.6
Total expenses	221.3	257.1	541.5	690.3
Operating income	156.9	151.4	665.1	673.0

Interest expense, net	(84.6)	(102.7)	(268.3)	(339.5)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Equity in income of unconsolidated affiliates	0.5	1.8	2.6	7.0
Loss on early extinguishment of debt	(18.1)	(45.3)	(18.1)	(121.3)
Other income (expense)	1.2	(2.2)	1.3	(3.3)

Income from continuing operations before income taxes and minority interest	51.9	0.2	371.8	208.4

Income tax benefit (expense)	21.3	(12.0)	(58.2)	(42.9)
Minority interest in subsidiaries’ income	(0.4)	(1.6)	(1.1)	(1.5)
Income (loss) from continuing operations	72.8	(13.4)	312.5	164.0

(Loss) income from discontinued operations, net of tax	(239.4)	(14.5)	(237.3)	30.7

(Loss) income before extraordinary gain and accounting change	(166.6)	(27.9)	75.2	194.7
Extraordinary gain on the acquisition of a business, net of tax of nil	8.9	—	55.0	—
Cumulative effect of change in accounting principle, net of tax of $1.5	—	—	—	4.2
Net (loss) income	(157.7)	(27.9)	130.2	198.9
Other comprehensive income (loss)	59.8	(24.3)	151.3	(179.5)
Comprehensive (loss) income	$(97.9)	$(52.2)	$281.5	$19.4

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Nine Months Ended September 30,
	2006	2005
	(As restated, see Note 23)
Operating Activities:
Net income	$130.2	$198.9
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	(55.0)	—
Cumulative effect of change in accounting principle, net of tax	—	(4.2)
Equity in income of unconsolidated affiliates	(2.6)	(7.0)
Depreciation and amortization	332.9	352.8
Provision for losses on accounts receivable	3.5	12.2
(Gain) loss on disposal of assets	(92.4)	3.6
Loss on pending disposal of discontinued operations	260.2	36.4
Loss on early extinguishment of debt	18.1	121.3
Noncash interest (income) expense	(2.9)	40.6
Noncash restructuring, impairment and plant closing costs	16.8	40.8
Deferred income taxes	44.2	73.9
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5
Minority interest in subsidiaries’ income	1.1	1.5
Other, net	12.9	(1.7)
Changes in operating assets and liabilities:
Accounts receivable	183.4	137.2
Inventories, net	(18.6)	(109.9)
Prepaid expenses	(39.2)	(12.3)
Other current assets	(13.0)	(1.2)
Other noncurrent assets	(30.7)	13.2
Accounts payable	68.5	(63.6)
Accrued liabilities	(211.8)	(123.3)
Other noncurrent liabilities	7.7	(13.4)
Net cash provided by operating activities	604.6	717.3

Investing Activities:
Capital expenditures	(327.0)	(202.0)
Acquisition of business, net of cash acquired	(173.2)	—
Investment in unconsolidated affiliates, net	(13.6)	(2.9)
Proceeds from sale of assets	209.0	10.6
Change in restricted cash	—	8.9
Other, net	(1.0)	—
Net cash used in investing activities	(305.8)	(185.4)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	62.8	(117.1)
Net (repayments) borrowings on overdraft	(4.7)	17.3
Repayment of long-term debt	(422.4)	(3,135.5)
Proceeds from long-term debt	137.2	1,873.1
Debt issuance costs paid	(3.3)	(15.8)
Call premiums related to early extinguishment of debt	(12.5)	(67.8)
Net borrowings on notes payable	33.0	14.0
Contribution from parent	—	837.6
Contribution from minority shareholder	6.2	3.6
Other, net	—	6.1
Net cash used in financing activities	(203.7)	(584.5)

Effect of exchange rate changes on cash	1.9	(2.6)
Increase (decrease) in cash and cash equivalents	97.0	(55.2)
Cash and cash equivalents at beginning of period	132.5	243.5
Cash and cash equivalents at end of period	$229.5	$188.3

Supplemental cash flow information:
Cash paid for interest	$315.2	$348.5
Cash paid for income taxes	$27.8	$19.6

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

3.             Discontinued Operations

European Base Chemicals and Polymers Business

On September 27, 2006, we entered into a Sale and Purchase Agreement with SABIC to sell all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited for an aggregate purchase price of $700 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. The final purchase price is subject to adjustments relating to working capital, investment in our low density polyethylene (“LDPE”) plant currently under construction in Wilton, U.K. and unfunded pension liabilities. In connection with this sale, we agreed to take action to remove the accounts receivable of the European base chemicals and polymers business from our accounts receivable securitization program so that the purchaser could acquire all such accounts receivable. These accounts receivable totaled approximately $92.3 million at September 30, 2006. As a result of this transaction, SABIC will acquire our European base chemicals and polymers business. The transaction will not include our Teesside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment. The transaction is conditioned upon, among other things, receipt of necessary approvals under applicable antitrust laws and other relevant regulations and other customary closing conditions. This transaction is expected to close by the end of 2006. We intend to use the net proceeds from the transaction to redeem in full the remaining $250 million outstanding principal amount of our 9.875% senior notes due 2009 and to repay a portion of the debt under our senior credit facilities.

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

	Huntsman	Huntsman
	Corporation	International
ASSETS
Accounts and notes receivable, net	$186.1	$186.1
Inventories, net	187.3	187.3
Other current assets	28.5	28.5
Property, plant and equipment, net	470.9	439.6
Other noncurrent assets	60.5	60.5
Total assets	933.3	902.0
LIABILITIES
Accounts payable	183.3	183.3
Accrued liabilities	139.9	131.3
Other noncurrent liabilities	74.4	51.7
Total liabilities	397.6	366.3
Net assets	$535.7	$535.7

The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

 Huntsman Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$711.1	$534.0	$1,841.1	$1,689.4
Costs and expenses	(678.3)	(553.7)	(1,806.1)	(1,583.2)
Loss on pending disposal	(280.2)	—	(280.2)	—
Operating loss	(247.4)	(19.7)	(245.2)	106.2
Income tax (expense) benefit	(11.2)	5.8	(10.5)	(31.9)
(Loss) income from discontinued operations, net of tax	$(258.6)	$(13.9)	$(255.7)	$74.3

 Huntsman International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$711.1	$534.0	$1,841.1	$1,689.4
Costs and expenses	(678.2)	(553.7)	(1,806.0)	(1,583.2)
Loss on pending disposal	(260.2)	—	(260.2)	—
Operating loss	(227.3)	(19.7)	(225.1)	106.2
Income tax (expense) benefit	(11.3)	5.8	(10.6)	(31.9)
(Loss) income from discontinued operations, net of tax	$(238.6)	$(13.9)	$(235.7)	$74.3

The loss on pending disposal in 2006 represents the impairment of long-lived assets resulting from the write-down of the European base chemicals and polymers business to the purchase price less cost to sell. The actual loss on disposal may differ from this estimate as we finalize certain tax matters in the U.K. In addition, we expect to incur a pension settlement loss of approximately $27 million during the first quarter of 2007 and an additional loss on disposal of approximately $2 million for successful completion bonuses upon closing of the transaction. In connection with this sale, the Compensation Committee of our Board of Directors has authorized the accelerated vesting of certain stock-based compensation awards. Accordingly, we expect to record additional compensation expense of approximately $1 million during the fourth quarter of 2006. The European base chemicals and polymers business is reported in segment EBITDA of our Base Chemicals operating segment in the accompanying condensed consolidated financial statements (unaudited).

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

We expect to incur approximately $0.5 million of additional costs related to the TDI transaction through the first quarter of 2007. The TDI business is reported in segment EBITDA of our Polyurethanes segment in our accompanying condensed consolidated financial statements (unaudited).

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

The carrying value of the assets and liabilities sold at June 27, 2006 was as follows (dollars in millions):

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

The following tables reflect our and Huntsman International’s results of operations on a pro forma basis as if the Textile Effects Acquisition had been completed at the beginning of each period presented utilizing historical results for each entity (dollars in millions, except per share amounts):

Huntsman Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,686.0	$2,832.9	$8,606.2	$8,899.6
(Loss) income before extraordinary gain and accounting change	(189.5)	(15.4)	111.1	50.0
Net (loss) income	(182.3)	(8.2)	168.8	111.7
Basic (loss) income per share	(0.83)	(0.04)	0.77	0.31
Diluted (loss) income per share	(0.78)	(0.04)	0.72	0.31

Huntsman International:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,686.0	$2,832.9	$8,606.2	$8,899.6
(Loss) income before extraordinary gain and accounting change	(166.6)	(13.4)	94.4	218.3
Net (loss) income	(157.7)	(4.5)	149.4	277.5

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

In connection with our Reorganization Transaction and initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for warrants issued by HMP (the “HMP Warrants”). Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. All share and per share data reflected in our condensed consolidated financial statements (unaudited) have been retroactively restated to give effect to the shares issued in connection with the Reorganization Transaction, the initial public offering of common stock and the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period. As a result of the change in capital structure and declaration of dividends on our mandatory convertible preferred stock in the first quarter of 2005, per share results for the nine month periods ended September 30, 2006 and 2005 are not comparable.

Basic and diluted income (loss) per share is calculated as follows (in millions, except share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and diluted income (loss) from continuing operations available to common stockholders (numerator):
Income (loss) from continuing operations	$69.9	$(15.4)	$349.2	$(4.3)
Preferred stock dividends	—	—	—	(43.1)
Income (loss) from continuing operations available to common stockholders	$69.9	$(15.4)	$349.2	$(47.4)
Basic and diluted (loss) income available to common stockholders (numerator):
Net (loss) income	$(182.3)	$(29.9)	$149.6	$30.4
Preferred stock dividends	—	—	—	(43.1)
Net (loss) income available to common stockholders	$(182.3)	$(29.9)	$149.6	$(12.7)
Shares (denominator):
Weighted average shares outstanding	220,639,647	220,451,484	220,611,837	220,451,484
Dilutive securities:
Preferred stock conversion	12,499,925	—	12,499,925	—
Stock-based awards	38,860	—	5,244	—
Total dilutive shares outstanding assuming conversion	233,178,432	220,451,484	233,117,006	220,451,484

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales:
Polyurethanes	$885.4	$835.3	$2,619.6	$2,609.9
Materials and Effects	551.1	289.5	1,179.0	911.5
Performance Products	468.6	462.4	1,479.0	1,517.4
Pigments	278.3	256.6	813.1	787.5
Polymers	456.5	427.5	1,349.7	1,249.3
Base Chemicals	150.7	458.8	1,062.4	1,478.9
Eliminations	(104.6)	(142.2)	(415.1)	(433.5)
Total	$2,686.0	$2,587.9	$8,087.7	$8,121.0

Huntsman Corporation:

Segment EBITDA (1):
Polyurethanes	$134.9	$193.7	$474.6	$535.0
Materials and Effects	45.5	41.3	114.3	135.5
Performance Products	35.7	25.5	155.0	158.0
Pigments	26.3	22.6	91.4	86.5
Polymers	32.1	(5.8)	99.0	71.6
Base Chemicals	(213.9)	8.9	(51.9)	252.0
Corporate and other (2)	(47.0)	(83.8)	(88.3)	(422.8)
Total	$13.6	$202.4	$794.1	$815.8

EBITDA (1)	$13.6	$202.4	$794.1	$815.8
Interest expense, net	(83.4)	(101.1)	(264.8)	(341.8)
Income tax benefit (expense)-continuing operations	17.4	(13.5)	(16.0)	(36.9)
Income tax (expense) benefit-discontinued operations and cumulative effect of accounting change	(11.2)	5.8	(10.5)	(33.8)
Depreciation and amortization	(118.7)	(123.5)	(353.2)	(372.9)
Net (loss) income	$(182.3)	$(29.9)	$149.6	$30.4

Huntsman International:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Segment EBITDA (1):
Polyurethanes	$134.9	$193.7	$474.6	$535.0
Materials and Effects	45.5	41.3	114.3	135.5
Performance Products	35.7	25.5	155.0	158.0
Pigments	26.3	22.6	91.4	86.5
Polymers	32.1	(5.8)	99.0	71.6
Base Chemicals	(213.9)	8.9	(51.9)	252.0
Corporate and other (2)	(31.7)	(88.5)	(82.2)	(271.1)
Total	$28.9	$197.7	$800.2	$967.5

EBITDA (1)	$28.9	$197.7	$800.2	$967.5
Interest expense, net	(84.6)	(102.7)	(268.3)	(339.5)
Income tax benefit (expense)-continuing operations	21.3	(12.0)	(58.2)	(42.9)
Income tax (expense) benefit-discontinued operations and cumulative effect of accounting change	(11.3)	5.8	(10.6)	(33.4)
Depreciation and amortization	(112.0)	(116.7)	(332.9)	(352.8)
Net (loss) income	$(157.7)	$(27.9)	$130.2	$198.9

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$32.3	$1.6	$195.6	$—	$229.5
Accounts receivable, net	56.8	252.0	1,088.7	0.5	1,398.0
Accounts receivable from affiliates	595.3	2,478.9	361.7	(3,413.0)	22.9
Inventories, net	141.8	413.7	870.9	(4.2)	1,422.2
Prepaid expenses	9.6	85.1	19.1	(41.7)	72.1
Deferred income taxes	52.4	(0.2)	19.2	(14.6)	56.8
Other current assets	10.8	0.3	117.6	(8.7)	120.0
Current assets held for sale	—	—	402.6	(0.7)	401.9
Total current assets	899.0	3,231.4	3,075.4	(3,482.4)	3,723.4

Property, plant and equipment, net	538.0	1,263.4	1,903.4	3.0	3,707.8
Investment in unconsolidated affiliates	3,876.0	1,372.5	90.3	(5,139.1)	199.7
Intangible assets, net	152.0	(6.5)	54.5	—	200.0
Goodwill	—	88.0	7.4	(4.1)	91.3
Deferred income taxes	2.8	19.8	112.6	(14.6)	120.6
Notes receivable from affiliates	3,108.3	1,859.0	—	(4,967.3)	—
Other noncurrent assets	70.8	121.6	368.6	—	561.0
Noncurrent assets held for sale	—	—	500.1	—	500.1

Total assets	$8,646.9	$7,949.2	$6,112.3	$(13,604.5)	$9,103.9

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$115.4	$300.8	$630.6	$—	$1,046.8
Accounts payable to affiliates	2,427.5	254.1	735.1	(3,412.1)	4.6
Accrued liabilities	115.8	178.6	341.5	(50.3)	585.6
Deferred income taxes	5.4	19.8	22.3	(14.6)	32.9
Current portion of long-term debt	145.4	8.2	73.0	—	226.6
Current liabilities held for sale	—	—	315.8	(1.2)	314.6
Total current liabilities	2,809.5	761.5	2,118.3	(3,478.2)	2,211.1

Long-term debt	4,046.7	3,076.8	1,942.9	(4,967.3)	4,099.1
Deferred income taxes	22.5	33.8	152.8	(14.7)	194.4
Other noncurrent liabilities	142.6	206.6	544.1	(0.8)	892.5
Noncurrent liabilities held for sale	—	—	51.7	—	51.7
Total liabilities	7,021.3	4,078.7	4,809.8	(8,461.0)	7,448.8

Minority interests	—	123.9	24.2	(118.6)	29.5
Members’ equity:
Members’ equity	2,806.8	2,836.4	1,403.8	(4,240.2)	2,806.8
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,254.2)	595.1	(68.5)	(526.6)	(1,254.2)
Accumulated other comprehensive income (loss)	73.0	241.7	(58.4)	(183.3)	73.0
Total members’ equity	1,625.6	3,746.6	1,278.3	(5,024.9)	1,625.6

Total liabilities and members’ equity	$8,646.9	$7,949.2	$6,112.3	$(13,604.5)	$9,103.9

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$395.6	$876.0	$1,393.4	$—	$2,665.0
Related party sales	95.5	79.1	373.1	(526.7)	21.0
Total revenues	491.1	955.1	1,766.5	(526.7)	2,686.0

Cost of goods sold	399.3	888.1	1,545.0	(524.6)	2,307.8

Gross profit	91.8	67.0	221.5	(2.1)	378.2

Operating expenses:
Selling, general and administrative	45.7	30.5	135.0	(0.1)	211.1
Research and development	9.0	7.5	18.8	—	35.3
Other operating expense (income)	8.3	(26.0)	(10.9)	—	(28.6)
Restructuring, impairment and plant closing (credits) costs	—	(0.7)	4.2	—	3.5
Total expenses	63.0	11.3	147.1	(0.1)	221.3

Operating income	28.8	55.7	74.4	(2.0)	156.9
Interest expense, net	(14.0)	(46.2)	(24.4)	—	(84.6)
Gain (loss) on accounts receivable securitization program	3.5	(3.5)	(4.0)	—	(4.0)
Equity in (losses) income of subsidiaries and unconsolidated affiliates	(163.8)	(163.9)	0.5	327.7	0.5
Loss on early extinguishment of debt	(18.1)	—	—	—	(18.1)
Other income (expense)	0.8	0.4	(0.2)	0.2	1.2
(Loss) income from continuing operations before income taxes and minority interest	(162.8)	(157.5)	46.3	325.9	51.9
Income tax benefit	3.1	4.2	14.0	—	21.3
Minority interest in subsidiaries’ income	—	(0.2)	(0.4)	0.2	(0.4)
(Loss) income from continuing operations	(159.7)	(153.5)	59.9	326.1	72.8

Loss from discontinued operations, net of tax	(0.8)	—	(238.6)	—	(239.4)
Extraordinary gain on the acquisition of a business, net of tax of nil	2.8	—	6.1	—	8.9
Net loss	$(157.7)	$(153.5)	$(172.6)	$326.1	$(157.7)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,112.0	$3,270.0	$3,642.7	$—	$8,024.7
Related party sales	222.2	241.5	694.5	(1,095.2)	63.0
Total revenues	1,334.2	3,511.5	4,337.2	(1,095.2)	8,087.7

Cost of goods sold	1,070.4	3,136.9	3,764.3	(1,090.5)	6,881.1

Gross profit	263.8	374.6	572.9	(4.7)	1,206.6

Operating expenses:
Selling, general and administrative	164.8	84.9	306.6	(0.6)	555.7
Research and development	29.3	21.6	37.7	—	88.6
Other operating expense (income)	32.4	(141.1)	(14.1)	—	(122.8)
Restructuring, impairment and plant closing costs	—	10.6	9.4	—	20.0
Total expenses (income)	226.5	(24.0)	339.6	(0.6)	541.5

Operating income	37.3	398.6	233.3	(4.1)	665.1
Interest expense, net	(114.5)	(53.3)	(100.5)	—	(268.3)
Gain (loss) on accounts receivable securitization program	9.8	(10.6)	(10.0)	—	(10.8)
Equity in income (losses) of subsidiaries and unconsolidated affiliates	210.7	(77.5)	2.6	(133.2)	2.6
Loss on early extinguishment of debt	(18.1)	—	—	—	(18.1)
Other (expense) income	(0.5)	5.7	0.1	(4.0)	1.3
Income from continuing operations before income taxes and minority interest	124.7	262.9	125.5	(141.3)	371.8
Income tax expense	(0.2)	(45.4)	(12.6)	—	(58.2)
Minority interest in subsidiaries’ income	—	(38.6)	(1.0)	38.5	(1.1)
Income from continuing operations	124.5	178.9	111.9	(102.8)	312.5

Loss from discontinued operations, net of tax	(1.6)	—	(235.7)	—	(237.3)
Extraordinary gain on the acquisition of a business, net of tax of nil	7.3	—	47.7	—	55.0
Net income (loss)	$130.2	$178.9	$(76.1)	$(102.8)	$130.2

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

23.          Restatement

In February 2007, we discovered an error in our calculation of the impairment loss related to the sale of our European base chemicals and polymers business. We concluded that there was $99.0 million in additional non-cash asset impairment charges recorded in discontinued operations for the three and nine months ended September 30, 2006 related to the sale of our European base chemicals and polymers business. In connection with the sale of the European base chemicals and polymers business, we agreed to take action to remove the accounts receivable of this business from our accounts receivable securitization program so that the purchaser could acquire such accounts receivable. The additional non-cash charges resulted primarily because we had not appropriately included the effect of the re-purchase of these receivables in the determination of the impairment loss.  As a result, we have restated the accompanying condensed consolidated financial statements (unaudited) as of and for the three and nine months ended September 30, 2006 from amounts previously reported.

The significant effects on us and Huntsman International of the restatement on the condensed consolidated balance sheets (unaudited) as of September 30, 2006 and the related condensed consolidated statements of operations (unaudited) and condensed consolidated statements of cash flows (unaudited) are as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	As Previously Reported	As Restated
At September 30, 2006:
Noncurrent assets held for sale	$630.4	$531.4
Total assets	9,402.7	9,303.7
Accumulated deficit	(1,258.8)	(1,357.8)
Total stockholders’ equity	1,918.1	1,819.1

Statement of Operations:
For the three months ended September 30, 2006:
Loss from discontinued operations, net of tax	(160.4)	(259.4)
Loss before extraordinary gain and accounting change	(90.5)	(189.5)
Net loss	(83.3)	(182.3)
Comprehensive loss	(25.6)	(124.6)
Basic loss per share from discontinued operations	(0.73)	(1.18)
Basic loss per share	(0.38)	(0.83)
Diluted loss per share from discontinued operations	(0.69)	(1.11)
Diluted loss per share	(0.36)	(0.78)

For the nine months ended September 30, 2006:
Loss from discontinued operations, net of tax	(158.3)	(257.3)
Income before extraordinary gain and accounting change	190.9	91.9
Net income	248.6	149.6
Comprehensive income	386.6	287.6
Basic loss per share from discontinued operations	(0.71)	(1.16)
Basic earnings per share	1.13	0.68
Diluted loss per share from discontinued operations	(0.68)	(1.11)
Diluted earnings per share	1.07	0.64

Statement of Cash Flows:
For the nine months ended September 30, 2006:
Net income	248.6	149.6
Loss on pending disposal of discontinued operations	181.2	280.2

Huntsman International

	As Previously Reported	As Restated
At September 30, 2006:
Noncurrent assets held for sale	$599.1	$500.1
Total assets	9,202.9	9,103.9
Accumulated deficit	(1,155.2)	(1,254.2)
Total member’s equity	1,724.6	1,625.6

Statement of Operations:
For the three months ended September 30, 2006:
Loss from discontinued operations, net of tax	(140.4)	(239.4)
Loss before extraordinary gain and accounting change	(67.6)	(166.6)
Net loss	(58.7)	(157.7)
Comprehensive income (loss)	1.1	(97.9)

For the nine months ended September 30, 2006:
Loss from discontinued operations, net of tax	(138.3)	(237.3)
Income before extraordinary gain and accounting change	174.2	75.2
Net income	229.2	130.2
Comprehensive income	380.5	281.5

Statement of Cash Flows:
For the nine months ended September 30, 2006:
Net income	229.2	130.2
Loss on pending disposal of discontinued operations	161.2	260.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our condensed consolidated financial statements (unaudited) as described in “Note 23. Restatement.”

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

Recent Developments

Announced Divestiture of European Base Chemicals and Polymers Business

On September 27, 2006, we entered into a Sale and Purchase Agreement with SABIC to sell all of our European base chemicals and polymers business for an aggregate purchase price of $700 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. The final purchase price is subject to adjustments relating to working capital, investment in our LDPE plant currently under construction in Wilton, U.K. and unfunded pension liabilities. In connection with this sale, we agreed to take action to remove the accounts receivable of the European base chemicals and polymers business from our accounts receivable securitization program so that the purchaser could acquire all such accounts receivable.  These accounts receivable totaled approximately $92.3 million at September 30, 2006.  The transaction is conditioned upon, among other things, receipt of necessary approvals under applicable antitrust laws and other relevant regulations and other customary closing conditions. This transaction is expected to close by the end of 2006. We intend to use the net proceeds from the transaction to redeem in full the remaining $250 million outstanding principal amount of our 9.875% 2009 Senior Notes and to repay a portion of the debt under our Senior Credit Facilities.

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

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

Huntsman Corporation

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change
Revenues	$2,686.0	$2,587.9	4%	$8,087.7	$8,121.0	—
Cost of goods sold	2,313.1	2,184.2	6%	6,893.7	6,771.9	2%

Gross profit	372.9	403.7	(8)%	1,194.0	1,349.1	(11)%
Operating expenses	216.4	191.4	13%	521.6	601.4	(13)%
Restructuring, impairment and plant closing costs	3.5	66.6	(95)%	20.0	91.6	(78)%

Operating income	153.0	145.7	5%	652.4	656.1	(1)%

Interest expense, net	(83.4)	(101.1)	(18)%	(264.8)	(341.8)	(23)%
Loss on accounts receivable securitization program	(4.0)	(2.8)	43%	(10.8)	(7.5)	44%
Equity in income of unconsolidated affiliates	0.5	1.8	(72)%	2.6	7.0	(63)%
Loss on early extinguishment of debt	(14.5)	(41.4)	(65)%	(14.5)	(276.4)	(95)%
Other income (expense)	1.3	(2.5)	NM	1.4	(3.3)	NM

Income (loss) from continuing operations before income taxes and minority interest	52.9	(0.3)	NM	366.3	34.1	974%

Income tax benefit (expense)	17.4	(13.5)	NM	(16.0)	(36.9)	(57)%
Minority interest in subsidiaries’ income	(0.4)	(1.6)	(75)%	(1.1)	(1.5)	(27)%
Income (loss) from continuing operations	69.9	(15.4)	NM	349.2	(4.3)	NM

(Loss) income from discontinued operations, net of tax	(259.4)	(14.5)	NM	(257.3)	30.7	NM
Extraordinary gain on the acquisition of a business, net of tax	7.2	—	NM	57.7	—	NM
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	4.0	NM
Net (loss) income	(182.3)	(29.9)	510%	149.6	30.4	392%

Interest expense, net	83.4	101.1	(18)%	264.8	341.8	(23)%
Income tax (benefit) expense from continuing operations	(17.4)	13.5	NM	16.0	36.9	(57)%
Income tax expense (benefit) from discontinued operations and cumulative effect of change in accounting principle	11.2	(5.8)	NM	10.5	33.8	(69)%
Depreciation and amortization	118.7	123.5	(4)%	353.2	372.9	(5)%
EBITDA (1)	$13.6	$202.4	(93)%	$794.1	$815.8	(3)%

Net cash provided by operating activities				610.9	709.3	(14)%
Net cash used in investing activities				(295.0)	(219.1)	35%
Net cash used in financing activities				(214.8)	(531.0)	(60)%

NM—Not Meaningful

Huntsman International

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2005	Change	2006	2005	Change

Revenues	$2,686.0	$2,587.9	4%	$8,087.7	$8,121.0	—
Cost of goods sold	2,307.8	2,179.4	6%	6,881.1	6,757.7	2%

Gross profit	378.2	408.5	(7)%	1,206.6	1,363.3	(11)%
Operating expenses	217.8	190.5	14%	521.5	598.7	(13)%
Restructuring, impairment and plant closing costs	3.5	66.6	(95)%	20.0	91.6	(78)%

Operating income	156.9	151.4	4%	665.1	673.0	(1)%

Interest expense, net	(84.6)	(102.7)	(18)%	(268.3)	(339.5)	(21)%
Loss on accounts receivable securitization program	(4.0)	(2.8)	43%	(10.8)	(7.5)	44%
Equity in income of unconsolidated affiliates	0.5	1.8	(72)%	2.6	7.0	(63)%
Loss on early extinguishment of debt	(18.1)	(45.3)	(60)%	(18.1)	(121.3)	(85)%
Other income (expense)	1.2	(2.2)	NM	1.3	(3.3)	NM

Income from continuing operations before income taxes and minority interest	51.9	0.2	NM	371.8	208.4	78%

Income tax benefit (expense)	21.3	(12.0)	NM	(58.2)	(42.9)	36%
Minority interests in subsidiaries’ income	(0.4)	(1.6)	(75)%	(1.1)	(1.5)	(27)%
Income (loss) from continuing operations	72.8	(13.4)	NM	312.5	164.0	91%

(Loss) income from discontinued operations, net of tax	(239.4)	(14.5)	NM	(237.3)	30.7	NM
Extraordinary gain on the acquisition of a business, net of tax	8.9	—	NM	55.0	—	NM
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	4.2	NM
Net (loss) income	(157.7)	(27.9)	465%	130.2	198.9	(35)%

Interest expense, net	84.6	102.7	(18)%	268.3	339.5	(21)%
Income tax (benefit) expense from continuing operations	(21.3)	12.0	NM	58.2	42.9	36%
Income tax expense (benefit) from discontinued operations and cumulative effect of change in accounting principle	11.3	(5.8)	NM	10.6	33.4	(68)%
Depreciation and amortization	112.0	116.7	(4)%	332.9	352.8	(6)%
EBITDA (1)	$28.9	$197.7	(85)%	$800.2	$967.5	(17)%

Net cash provided by operating activities				604.6	717.3	(16)%
Net cash used in investing activities				(305.8)	(185.4)	65%
Net cash used in financing activities				(203.7)	(584.5)	(65)%

  For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Loss on early extinguishment of debt	$(14.5)	$(41.4)	$(14.5)	$(276.4)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Amounts included in discontinued operations	(232.4)	(5.6)	(201.2)	107.4
Cumulative effect of change in accounting principle	—	—	—	5.9
Gain on sale of business/assets	0.8	—	93.2	—
Recoveries of property losses	—	—	8.8	—
Extraordinary gain on the acquisition of a business	7.2	—	57.7	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(0.9)	2.2	(5.0)
Materials and Effects	(1.4)	—	(3.4)	0.6
Performance Products	(1.1)	(5.3)	(0.7)	(6.6)
Pigments	0.2	(9.6)	(2.4)	(26.9)
Polymers	(0.7)	(48.4)	(5.0)	(51.3)
Base Chemicals - Port Arthur outage	—	—	(9.4)	—
Base Chemicals - other	(0.3)	(2.4)	(1.1)	(2.4)
Corporate and other	(0.2)	—	(0.2)	—
Total restructuring, impairment and plant closing costs	(3.5)	(66.6)	(20.0)	(91.6)
Total	$(246.4)	$(116.4)	$(86.8)	$(262.2)

Huntsman International

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Loss on early extinguishment of debt	$(18.1)	$(45.3)	$(18.1)	$(121.3)
Loss on accounts receivable securitization program	(4.0)	(2.8)	(10.8)	(7.5)
Amounts included in discontinued operations	(212.4)	(5.6)	(181.2)	107.4
Cumulative effect of change in accounting principle	—	—	—	5.7
Gain on sale of business/assets	0.8	—	93.2	—
Recoveries of property losses	—	—	8.8	—
Extraordinary gain on the acquisition of a business	8.9	—	55.0	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	(0.9)	2.2	(5.0)
Materials and Effects	(1.4)	—	(3.4)	0.6
Performance Products	(1.1)	(5.3)	(0.7)	(6.6)
Pigments	0.2	(9.6)	(2.4)	(26.9)
Polymers	(0.7)	(48.4)	(5.0)	(51.3)
Base Chemicals - Port Arthur outage	—	—	(9.4)	—
Base Chemicals - other	(0.3)	(2.4)	(1.1)	(2.4)
Corporate and other	(0.2)	—	(0.2)	—
Total restructuring, impairment and plant closing costs	(3.5)	(66.6)	(20.0)	(91.6)
Total	$(228.3)	$(120.3)	$(73.1)	$(107.3)

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

For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Nine Months Ended September 30,		Percent
	2006	2005	Change

EBITDA	$794.1	$815.8	(3)%
Depreciation and amortization	(353.2)	(372.9)	(5)%
Interest expense, net	(264.8)	(341.8)	(23)%
Income tax expense from continuing operations	(16.0)	(36.9)	(57)%
Income tax expense from discontinued operations and cumulative effect of change in accounting principle	(10.5)	(33.8)	(69)%
Net income	149.6	30.4	392%
Cumulative effect of change in accounting principle, net of tax	—	(4.0)	NM
Extraordinary gain on the acquisition of a business, net of tax	(57.7)	—	NM
Equity in income of unconsolidated affiliates	(2.6)	(7.0)	(63)%
Depreciation and amortization	353.2	372.9	(5)%
(Gain) loss on disposal of assets	(92.4)	3.6	NM
Noncash restructuring, impairment and plant closing costs	16.8	40.8	(59)%
Loss on early extinguishment of debt	14.5	276.4	(95)%
Noncash interest (income) expense	(5.9)	46.0	NM
Deferred income taxes	2.0	67.8	(97)%
Loss on pending disposal of discontinued operations	280.2	36.4	670%
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5	NM
Other, net	17.4	3.7	370%
Changes in operating assets and liabilities	(55.5)	(179.2)	(69)%
Net cash provided by operating activities	$610.9	$709.3	(14)%

NM-Not Meaningful

Huntsman International

	Nine Months Ended September 30,		Percent
	2006	2005	Change

EBITDA	$800.2	$967.5	(17)%
Depreciation and amortization	(332.9)	(352.8)	(6)%
Interest expense, net	(268.3)	(339.5)	(21)%
Income tax expense from continuing operations	(58.2)	(42.9)	36%
Income tax expense from discontinued operations and cumulative effect of change in accounting principle	(10.6)	(33.4)	(68)%
Net income	130.2	198.9	(35)%
Cumulative effect of change in accounting principle, net of tax	—	(4.2)	NM
Extraordinary gain on the acquisition of a business, net of tax	(55.0)	—	NM
Equity in income of unconsolidated affiliates	(2.6)	(7.0)	(63)%
Depreciation and amortization	332.9	352.8	(6)%
(Gain) loss on disposal of assets	(92.4)	3.6	NM
Noncash restructuring, impairment and plant closing costs	16.8	40.8	(59)%
Loss on early extinguishment of debt	18.1	121.3	(85)%
Noncash interest (income) expense	(2.9)	40.6	NM
Deferred income taxes	44.2	73.9	(40)%
Loss on pending disposal of discontinued operations	260.2	36.4	615%
Net unrealized (gain) loss on foreign currency transactions	(8.7)	21.5	NM
Other, net	17.5	12.0	46%
Changes in operating assets and liabilities	(53.7)	(173.3)	(69)%
Net cash provided by operating activities	$604.6	$717.3	(16)%

NM—Not Meaningful

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

For the three months ended September 30, 2006, we had a net loss of $182.3 million on revenues of $2,686.0 million compared to a net loss of $29.9 million on revenues of $2,587.9 million for the 2005 period. For the three months ended September 30, 2006, Huntsman International had a net loss of $157.7 million on revenues of $2,686.0 million compared to a net loss of $27.9 million on revenues of $2,587.9 million for the 2005 period. The increase of $152.4 million in our net loss and the increase of $129.8 million in Huntsman International’s net loss were the result of the following items:

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

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, we had net income of $149.6 million on revenues of $8,087.7 million compared to net income of $30.4 million on revenues of $8,121.0 million for the 2005 period. For the nine months ended September 30, 2006, Huntsman International had net income of $130.2 million on revenues of $8,087.7 million compared to net income of $198.9 million on revenues of $8,121.0 million for the 2005 period. The increase of $119.2 million in our net income and the decrease of $68.7 million in Huntsman International’s net income were the result of the following items:

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

Segment Analysis

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three Months Ended September 30,		Percent
	2006	2005	Change
Revenues:
Polyurethanes	$885.4	$835.3	6%
Materials and Effects	551.1	289.5	90%
Performance Products	468.6	462.4	1%
Pigments	278.3	256.6	8%
Polymers	456.5	427.5	7%
Base Chemicals	150.7	458.8	(67)%
Eliminations	(104.6)	(142.2)	(26)%
Total	$2,686.0	$2,587.9	4%

Huntsman Corporation Segment EBITDA:
Polyurethanes	$134.9	$193.7	(30)%
Materials and Effects	45.5	41.3	10%
Performance Products	35.7	25.5	40%
Pigments	26.3	22.6	16%
Polymers	32.1	(5.8)	NM
Base Chemicals	(213.9)	8.9	NM
Corporate and other	(47.0)	(83.8)	(44)%
Total	$13.6	$202.4	(93)%

Huntsman International Segment EBITDA:
Polyurethanes	$134.9	$193.7	(30)%
Materials and Effects	45.5	41.3	10%
Performance Products	35.7	25.5	40%
Pigments	26.3	22.6	16%
Polymers	32.1	(5.8)	NM
Base Chemicals	(213.9)	8.9	NM
Corporate and other	(31.7)	(88.5)	(64)%
Total	$28.9	$197.7	(85)%

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

For the three months ended September 30, 2006, Base Chemicals segment EBITDA decreased by $222.8 million as compared with the 2005 period. Segment EBITDA was negatively impacted by $260.2 million due to the impairment of our European base chemicals and polymers business as a result of its pending sale. We also estimate that segment EBITDA was negatively impacted by approximately $66 million in the 2006 period due to lost olefins sales volumes related to the fire at our Port Arthur, Texas manufacturing plant. During the three months ended September 30, 2006 and 2005, our Base Chemicals segment recorded restructuring and impairment charges of $156.4 million and $7.0 million, respectively. For further information concerning restructuring activities, see “Note 3. Discontinued Operations” and “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Segment EBITDA from our European base chemicals and polymers business was a loss of $211.6 million and a loss of $4.3 million for the three months ended September 30, 2006 and 2005, respectively.

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

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Nine Months Ended September 30,		Percent
	2006	2005	Change
Revenues
Polyurethanes	$2,619.6	$2,609.9	—
Materials and Effects	1,179.0	911.5	29%
Performance Products	1,479.0	1,517.4	(3)%
Pigments	813.1	787.5	3%
Polymers	1,349.7	1,249.3	8%
Base Chemicals	1,062.4	1,478.9	(28)%
Eliminations	(415.1)	(433.5)	(4)%
Total	$8,087.7	$8,121.0	—

Huntsman Corporation Segment EBITDA
Polyurethanes	$474.6	$535.0	(11)%
Materials and Effects	114.3	135.5	(16)%
Performance Products	155.0	158.0	(2)%
Pigments	91.4	86.5	6%
Polymers	99.0	71.6	38%
Base Chemicals	(51.9)	252.0	NM
Corporate and other	(88.3)	(422.8)	(79)%
Total	$794.1	$815.8	(3)%

Huntsman International Segment EBITDA
Polyurethanes	$474.6	$535.0	(11)%
Materials and Effects	114.3	135.5	(16)%
Performance Products	155.0	158.0	(2)%
Pigments	91.4	86.5	6%
Polymers	99.0	71.6	38%
Base Chemicals	(51.9)	252.0	NM
Corporate and other	(82.2)	(271.1)	(70)%
Total	$800.2	$967.5	(17)%

NM - Not Meaningful

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

For the nine months ended September 30, 2006, Base Chemicals segment EBITDA decreased by $303.9 million, as compared with the 2005 period. The decrease in segment EBITDA was due to lower contribution margins as raw material and energy costs increased more than average selling prices, particularly in our U.K. operations. Higher restructuring, impairment and plant closing costs, resulting principally from a $260.2 million impairment of our European Base chemicals and polymers business and $9.4 million of asset write-offs related to the fire at our Port Arthur, Texas plant, also resulted in lower segment EBITDA. We estimate that segment EBITDA was negatively impacted by approximately $110 million in the 2006 period due to lost olefins sales volumes related to the fire at our Port Arthur, Texas plant. For further discussion of the fire, see “Note 17. Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. This decrease was partially offset by a $90.3 million gain on the sale of our U.S. butadiene and MTBE business in the 2006 period. During the nine months ended September 30, 2006 and 2005, our Base Chemicals segment recorded restructuring and impairment charges of $266.1 million and $11.3 million, respectively. For further information concerning restructuring activities, see “Note 3. Discontinued Operations” and “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. EBITDA from our European base chemicals and polymers business was a loss of $176.7 million compared to earnings of $158.5 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Changes in Financial Condition

The following information summarizes our working capital position as of September 30, 2006 (after giving effect to the sale of our U.S. butadiene and MTBE business, the classification of our European base chemicals and polymers business as held for sale and the Textile Effects Acquisition) and December 31, 2005 (dollars in millions):

	September 30,	U.S. Butadiene	European Base	Textile		December 31,	Increase	Percent
	2006	and MTBE(1)	Chemicals and Polymers	Effects	Subtotal	2005	(Decrease)	Change
Current assets:
Cash and cash equivalents	$245.8	$—	$—	$(65.3)	$180.5	$142.8	$37.7	26%
Accounts receivable, net	1,415.4	48.2	186.1	(233.5)	1,416.2	1,482.6	(66.4)	(4)%
Inventories, net	1,422.2	20.0	187.3	(229.6)	1,399.9	1,309.2	90.7	7%
Prepaid expenses	73.0	—	20.1	(2.9)	90.2	46.2	44.0	95%
Deferred income taxes	59.3	—	—	(25.6)	33.7	31.2	2.5	8%
Other current assets	134.2	—	8.4	(67.6)	75.0	84.0	(9.0)	(11)%
Current assets held for sale	401.9	—	(401.9)	—	—	—	—	—
Total current assets	3,751.8	68.2	—	(624.5)	3,195.5	3,096.0	99.5	3%

Current liabilities:
Accounts payable	1,046.8	45.3	183.3	(141.2)	1,134.2	1,093.5	40.7	4%
Accrued liabilities	601.3	—	131.3	(87.9)	644.7	747.2	(102.5)	(14)%
Deferred income taxes	24.3	—	8.6	(27.6)	5.3	2.4	2.9	121%
Current portion of long-term debt	226.8	—	—	—	226.8	44.6	182.2	409%
Current liabilities held for sale	323.2	—	(323.2)	—	—	—	—	—
Total current liabilities	2,222.4	45.3	—	(256.7)	2,011.0	1,887.7	123.3	7%
Working capital	$1,529.4	$22.9	$—	$(367.8)	$1,184.5	$1,208.3	$(23.8)	(2)%

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, had previously evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006 and had concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

However, as disclosed in Note 23 to the unaudited condensed consolidated financial statements, we have restated our consolidated financial statements for the three- and nine-month periods ended September 30, 2006 to reflect an additional non-cash impairment loss of $99 million.  This restatement resulted from an error in the third quarter calculation of an impairment loss on the sale of our European base chemicals and polymers business, which closed on December 29, 2006.

Based on the foregoing, we reassessed our prior evaluation and have concluded that as of September 30, 2006, we had a material weakness in the financial reporting process related to the accounting for the complex, non-routine sale of the European base chemicals and polymers business, and therefore our disclosure controls and procedures were not effective. As of December 31, 2006, we had a material weakness in the financial reporting process related to the accounting for this complex, non-routine transaction.  This control deficiency resulted in errors in the aforementioned third quarter calculation of the impairment loss and the corresponding recording of the sale transaction in the fourth quarter of 2006.

Management takes its role in establishing, maintaining and evaluating internal controls over financial reporting seriously and has identified and is implementing the following steps to address and remediate the material weakness described above:

•                  Involve accounting personnel with appropriate technical accounting expertise early in evaluation of complex, non-routine transactions to determine how such transactions will affect the financial statements.

•                  Reorganizing the accounting and finance department to ensure that accounting management with adequate technical expertise, skills and knowledge of the complex, non-routine transactions are directly involved in the review and accounting evaluation of such transactions.

•                  The Internal Audit Department will review the accounting for all material, complex and non-routine transactions.

•                  Properly document and evidence the reviews performed by management and Internal Audit.

The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning this year with our Annual Report on Form 10-K to be filed in the first quarter of 2007.

No changes to our internal controls over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

Dated: February 21, 2007

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