Form 10-K
period 2006-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2007-03-01
CIK 1307954, 1089748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
	Mandatory Convertible Preferred Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

On June 30, 2006, the last business day of the registrant’s second fiscal quarter, the aggregate market value of voting and non-voting common equity held by nonaffiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$1,563,640,455(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)                Based on 221,572,172 outstanding shares of the registrant’s common stock and the closing price of $17.32 per share as quoted on the New York Stock Exchange.

(2)                All units of membership interest are held by Huntsman Corporation, an affiliate.

On February 19, 2007, the number of shares outstanding of each of the registrant’s classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	221,493,946
Huntsman International LLC	Units of Membership Interest	2,728

This Annual Report on Form 10-K presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Annual Report on Form 10-K is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated.

Huntsman International LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

Part III: Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 3, 2007.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2006 ANNUAL REPORT ON FORM 10-K

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions or dispositions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this report.

This report includes information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management’s understanding of industry conditions, and such information has not been verified by any independent sources.

For convenience in this report, the terms “Company,” “our,” “us,” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International Holdings” refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman International” refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Huntsman Advanced Materials” refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman LLC” refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); “SLIC” refers to

ii

Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); “HMP” refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into us on March 17, 2005); “HMP Equity Trust” refers to HMP Equity Trust (the holder of approximately 59% of our common stock); and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner of HMP Equity Trust).

In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products. Many of these terms are defined in the Glossary of Chemical Terms found at the conclusion of “Part I, Item 1. Business” below.

iii

PART I

ITEM 1.                BUSINESS

HISTORY

Our Company was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of differentiated and commodity businesses.

Huntsman International, our 100% owned subsidiary, was formed in 1999 in connection with a transaction between Huntsman International Holdings, Huntsman Specialty Chemicals Corporation (“Huntsman Specialty”) and ICI. In that transaction, Huntsman International Holdings acquired ICI’s polyurethane chemicals, selected petrochemicals and titanium dioxide businesses and Huntsman Specialty’s PO business. Huntsman International Holdings also acquired BP’s 20% ownership interest in an olefins facility located at Wilton, U.K. and certain related assets. Huntsman International Holdings then transferred the acquired businesses to Huntsman International and to its subsidiaries.

A summary of our other key acquisitions follows:

•       In 1993, we purchased Monsanto’s LAB and maleic anhydride businesses.

•       In 1994, we purchased Texaco’s global chemical business.

•       In 1997, we purchased Texaco’s PO business. Also in 1997, we acquired Rexene Corporation, significantly increasing the size of our Polymers business.

•       In 2000, we completed the acquisition of the Morton global TPU business from Rohm and Haas.

•       In 2001, we completed our acquisition of Dow’s global ethyleneamines business, and we completed our acquisition of the Albright & Wilson European surfactants business from Rhodia.

•       In 2003, we completed our acquisition of 88% of our advanced materials business (the “Huntsman Advanced Materials Transaction”) through the purchase of Vantico.

•       On June 30, 2006, we acquired Ciba’s global textile effects business (the “Textile Effects Acquisition”).

We have also divested certain businesses, including our packaging subsidiary in 1997, our global styrenics business in 1998, our U.S. butadiene and MTBE business operated by our Base Chemicals segment on June 27, 2006, and our European base chemicals and polymers business on December 29, 2006, which we sold to SABIC.

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

•       On December 20, 2005, we agreed to pay $125 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of Huntsman Advanced Materials that we did not already own. In conjunction with this acquisition, we amended our senior secured credit facilities (the “Senior Credit Facilities”) and increased our existing term loan B by $350 million. We used proceeds from the increased term loan, together with approximately $74 million of cash on hand, to acquire the equity interest in Huntsman Advanced Materials, to redeem Huntsman Advanced Materials’ $250 million of outstanding 11% senior secured notes due 2010, to pay $35.6 million in call premiums plus accrued interest, and to pay other related costs. We then contributed our 100% ownership interest in Huntsman Advanced Materials to Huntsman International (the “Huntsman Advanced Materials Minority Interest Transaction”).

CORPORATE STRUCTURE

Our Company is a Delaware corporation. Huntsman International is a Delaware limited liability company, and we own all of its membership interests. As a result of the transactions described in “—History” above, we now operate all of our businesses through Huntsman International, and substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries.

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

RECENT DEVELOPMENTS

Senior Subordinated Note Offering

At the end of February 2007, we closed on substantially all of a direct private placement of $147.0 million in aggregate principal amount of U.S. dollar denominated 7.875% senior subordinated notes due November 15, 2014. These notes were issued at a premium of 104% of principal amount for a yield of 7.01% and were issued under the same indenture and are of the same series as an original placement of dollar denominated notes issued by us in November 2006. We intend to use the expected net proceeds of approximately $151.7 million to redeem all (approximately €114 million) of our remaining outstanding euro denominated 10.125% senior subordinated notes due 2009, which are being called for redemption on March 27, 2007 at a call price of 101.688% plus accrued interest. This refinancing is expected to reduce our annual interest expense by approximately $5 million.

Agreement to Sell U.S. Base Chemicals and Polymers Business

On February 15, 2007, we entered into an agreement with Flint Hills Resources, a wholly owned subsidiary of Koch, which provides that Flint Hills Resources will acquire our U.S. base chemicals and polymers business (the “Pending U.S. Petrochemicals Disposition”). We expect to realize a total value from the sale of approximately $761 million. Under the agreement, Flint Hills Resources will acquire our U.S. base chemicals and polymers manufacturing assets for approximately $456 million in cash, plus the value of inventory on the date of closing (approximately $286 million at December 31, 2006). We will retain other elements of working capital, including accounts receivables, accounts payable and certain accrued liabilities (net, approximately $19 million at December 31, 2006), which will be liquidated for cash immediately following the closing. Subject to customary regulatory approvals and other closing conditions, the transaction is expected to close during the third quarter of 2007, following the re-start of our Port Arthur, Texas, olefins manufacturing facility. For more information, see “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our consolidated financial statements included elsewhere in this report. We expect to use the net proceeds from this transaction to repay debt.

The transaction includes our olefins and polymers manufacturing assets located at five U.S. sites: Port Arthur, Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. The business employs about 900 associates. The captive ethylene unit at our retained Port Neches, Texas, site of our Performance Products segment operations is not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills to us, will continue to provide feedstock for our downstream derivative units.

Declaration of Dividend

On February 14, 2007, we announced that our board of directors had approved initiation of a quarterly cash dividend on our common stock, and further announced the declaration of a $0.10 per share cash dividend, payable on March 30, 2007, to shareholders of record as of March 15, 2007. We have not previously paid dividends on our common stock.

Formation of Polyurethanes Joint Venture in Russia and Former Soviet States

On February 1, 2007, we announced the creation of a new Russian-based joint venture to manufacture and sell polyurethane systems to adhesives, coatings, elastomers and insulation markets in Russia and other areas of the former Soviet Union.

Sale of Australian Polyester Resins Assets

On January 4, 2007, we completed the sale of our Australian polyester resins assets to Nuplex for A$9.6 million (approximately $7.5 million) in cash, plus the value of inventory at the sale date, for a total transaction value of A$20.3 million (approximately $15.8 million), subject to post closing adjustments. The transaction further includes additional consideration to be received over a three year period upon achieving certain associated earnings targets. The sale includes our Australian polyesters, vinylesters and gelcoats manufacturing assets. In connection with the sale agreement, we also entered into a tolling agreement with Nuplex whereby we will continue to manufacture product using the Australian polyester resins assets. Nuplex will own the assets located on our site. The tolling agreement expires January 2009.

Sale of European Base Chemicals and Polymers Business

On December 29, 2006, we sold all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited to SABIC for an aggregate purchase price of $685 million in cash, plus the assumption by SABIC of approximately $126 million in unfunded pension liabilities (the “U.K. Petrochemicals Disposition”). The final sales price is subject to agreement by SABIC on adjustments relating to working capital, investment in the LDPE plant currently under construction at Wilton, U.K. and unfunded pension liabilities. We used the net proceeds from the transaction to legally defease the remaining $250 million outstanding principal amount of our 9.875% senior notes due 2009 and to repay $400 million of debt under our Senior Credit Facilities.

As a result of the U.K. Petrochemicals Disposition, SABIC acquired our European base chemicals and polymers business. The results of operations of our European base chemicals and polymers business for current and prior periods have been classified as discontinued operations in our financial statements. The transaction did not include our Teesside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment. For more information, see “Note 3. Discontinued Operations” and “Note 4. Business Dispositions and Combinations” to our consolidated financial statements included elsewhere in this report.

OVERVIEW

We are among the world’s largest global manufacturers of differentiated chemical products; we also manufacture inorganic and commodity chemical products. Our products comprise a broad range of chemicals and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 75 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 15,000 associates worldwide. Our businesses benefit from large production scale in certain products and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the years ended December 31, 2006 and 2005 of $10,623.6 million and $10,676.9 million, respectively.

Our Products and Segments

Our business is currently organized around our six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. Upon the anticipated closing in the third quarter 2007 of the Pending U.S. Petrochemicals Disposition, we expect to operate our business in four segments: Polyurethanes, Materials and Effects, Performance Products and Pigments.

Our current segments can be divided into three broad categories: differentiated, inorganic and commodity. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated products, our Pigments segment produces inorganic products and our Polymers and Base Chemicals segments produce commodity chemicals. Growth in our differentiated products has been driven by the substitution of our products for other materials and by the level of global economic activity. Accordingly, the profitability of our differentiated products has been somewhat less influenced by the cyclicality that typically impacts the petrochemical industry. Our Pigments business, while cyclical, is influenced largely by seasonal demand patterns in the coatings industry. Certain products in our Polymers segment also follow different trends than petrochemical commodities as a result of our niche marketing strategy for such products that focuses on supplying customized formulations. The profitability of our commodity products has historically been cyclical in nature. Our six operating segments are all impacted, to a greater or lesser degree, by economic conditions, prices of raw materials and global supply and demand pressures.

2006 Segment Revenues*	2006 Segment EBITDA*

*                    Percentage allocations in the segment revenues chart above reflect the allocation of all inter-segment revenue eliminations to our Base Chemicals segment. Percentage allocations in the segment EBITDA chart above do not give effect to $149.8 million of corporate and other unallocated items and exclude $19.8 million of restructuring, impairment and plant closing costs and $24.7 million of EBITDA from discontinued operations and gains/losses from disposition of assets. For a detailed discussion of our revenues, total assets and EBITDA by segment, see “Note 28. Operating Segment Information” to our consolidated financial statements included elsewhere in this report. For a discussion of EBITDA and a reconciliation of EBITDA to net income and cash provided by operating activities, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

The following table identifies the key products, their principal end markets and applications and representative customers of each of our segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE(1)	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, Electrolux, Firestone, GE, Haier, Lear, Louisiana Pacific, Shell, Weyerhauser, Nobel, Chevron
Materials and Effects	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes	adhesives, aerospace, electrical power transmission, consumer electronics, civil engineering, wind power generation, automotive, apparel, home and technical textiles	ABB, Akzo, BASF, Boeing, Bosch, Cytec, Hexcel, Rohm & Haas, Russel, Sara Lee, Sherwin Williams, Wellspun,Hanesbrands, Milliken, Russell
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG and technology licenses	detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products and PET fibers and resins	ChevronTexaco, Colgate, Ecolab, Huish, Monsanto, Procter & Gamble, Unilever, Lubrizol, Reichhold
Pigments	titanium dioxide	paints and coatings, plastics, paper, printing inks, fibers and ceramics	Akzo, Sigma Kalon, Clariant, ICI, Jotun, PolyOne
Polymers	LDPE and LLDPE, polypropylene, EPS, styrene and APAO	flexible and rigid packaging, adhesives and automotive, medical and construction products	Ashland, Berry, Kimberly Clark, Pliant, Polymer Group, PolyOne, Sealed Air
Base Chemicals(2)	ethylene, propylene and cyclohexane	packaging film, polyester and nylon fibers, PVC and polymer resins	Ineos, Dow, DuPont, Invista, Nova, Shell, Solutia

(1)          The PO/MTBE operations in our Polyurethanes segment were not included in the sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment).

(2)          On February 15, 2007, we entered into an agreement to sell our U.S. base chemicals and polymers assets. See “—Recent Developments—Agreement to Sell U.S. Base Chemicals and Polymers Business” above. On December 29, 2006, we sold our European base chemicals and polymers business. See “—Recent Developments—Sale of European Base Chemicals and Polymers Business”

above. On June 27, 2006, we sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment.

Polyurethanes

General

We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU. Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate five primary Polyurethanes manufacturing facilities in the U.S., Europe and China. We also operate 12 Polyurethanes formulation facilities, which are located in close proximity to our customers worldwide. We have a significant interest in a manufacturing joint venture that has recently completed construction of a low-cost, world-scale, integrated MDI production and finishing facilities near Shanghai, China.

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

We are a leading North American producer of PO. We and some of our customers process PO into derivative products, such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliance, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See “—Environmental, Health and Safety Matters—MTBE Developments” below and “—Risk Factors” below for a discussion of legal and regulatory developments that have resulted in the curtailment and potential elimination of MTBE in gasoline in the U.S. and elsewhere. Also see, “—Manufacturing and Operations” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of material changes concerning sales of MTBE. We sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment in June 2006; however, the PO/MTBE operations in our Polyurethanes segment were not included in this transaction.

In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China. Production at our MDI finishing plant near Shanghai, China operated by HPS, our consolidated subsidiary, was commissioned on June 30, 2006. Production at our MNB, aniline and crude MDI plants operated by SLIC, our unconsolidated joint venture, commenced on September 30, 2006. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the significant demand growth that we believe this region will continue to experience.

Products and Markets

MDI is used primarily in rigid foam applications and in a wide variety of customized higher-value flexible foam and coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI and TDI in rigid foam, flexible foam and other non-foam applications. Propylene oxide is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals.

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

There are four major global producers of MDI: Bayer, our Company, BASF and Dow. While there are also some regional producers in Asia and Europe, we believe it is unlikely that any new global producers of MDI will emerge in the foreseeable future due to the substantial requirements for entry, such as the limited availability of licenses for MDI technology and the substantial capital commitment and integration that is required to develop both the necessary technology and the infrastructure to manufacture and market MDI.

TPU.   TPU is a high-quality, fully formulated thermal plastic derived from the reaction of MDI or an aliphatic isocyanate with polyols to produce unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor the performance characteristics of TPU to meet the specific requirements of our customers. TPU is used in injection molding and small components for the automotive and footwear industries. It is also extruded into films, wires and cables for use in a wide variety of applications in the coatings, adhesives, sealants and elastomers markets.

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

PO.   Propylene oxide is an intermediate chemical used mainly to produce a wide range of polyols and PG. Demand for PO depends largely on overall economic demand, especially that of consumer durables. The following chart illustrates the primary end markets and applications for PO.

MTBE.   MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. The use of MTBE is controversial, and it has been effectively eliminated in the U.S. market. See “—Environmental, Health and Safety Matters—MTBE Developments” below and “—Risk Factors” below. We continue to sell MTBE for use as a gasoline additive, substantially all of which is sold for use outside the U.S. See “—Manufacturing and Operations” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment in June, 2006; however, the PO/MTBE operations in our Polyurethanes segment were not included in this transaction.

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

We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of “systems” in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers needs is critical to our long term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as “systems houses,” close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers’ requirements.

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

Manufacturing and Operations

Our MDI production facilities are located in Geismar, Louisiana, Rozenburg, Netherlands and, through our joint ventures, Shanghai, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Wilton, U.K. and Shanghai, China. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices.

The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI(1)	Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE(2)
	(millions of pounds)									(millions of gallons)
Geismar, Louisiana	890	160		715	(3)	935	(3)
Port Neches, Texas								525	145	260
Ringwood, Illinois			20
Rozenburg, Netherlands	750	120
Wilton, U.K.				670		880
Osnabrück, Germany		20	30
Total	1,640	300	50	1,385		1,815		525	145	260

(1)          In addition to the production referenced, we also are entitled to 50% of the MDI output (265 million pounds) from SLIC, our unconsolidated Chinese joint venture.

(2)          The PO/MTBE operations in our Polyurethanes segment are not included in the recently completed sale of our U.S. butadiene and MTBE business (operated in our Base Chemicals segment).

(3)          Represents our approximately 78% share of capacity under our Rubicon LLC manufacturing joint venture with Chemtura Corporation.

At both our Geismar and Rozenburg facilities we utilize sophisticated proprietary technology to produce our MDI. This technology, which is also used in our world-scale joint venture in Shanghai, China, contributes to our position as a low cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology, know-how and patents developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

We also operate polyurethane systems houses in Deerpark, Australia; Shanghai, China; Cartagena, Colombia; Deggendorf, Germany; Thane (Maharashtra), India; Ternate, Italy; Tlalnepantla, Mexico; Mississauga, Ontario; Kuan Yin, Taiwan; and Samuprakam, Thailand.

During 2006 (and concluding by the first quarter of 2007), our long-term MTBE sales agreements have or will be terminated. In 2006, we marketed approximately 81% of our MTBE to customers located in the U.S. for use as a gasoline additive, substantially all of which is sold for use outside the U.S. Sales of MTBE for use outside the U.S. have produced a lower level of cash flow than our former sales of MTBE for use in the U.S. We may elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than historically produced through sales of MTBE.

Joint Ventures

Rubicon Joint Venture.   We and Chemtura Corporation own Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture’s owned aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI and polyol facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. We began consolidating Rubicon LLC in our financial statements as of January 1, 2005.

Chinese MDI Joint Ventures.   In January 2003, we entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, built three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is our unconsolidated affiliate. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, has constructed a plant to manufacture pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is our consolidated affiliate.

These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. As of project completion, our equity investment in the joint ventures was approximately $82 million, of which approximately $40 million was an investment in our unconsolidated affiliate, SLIC, and approximately $42 million was an investment in our consolidated affiliate, HPS. Total capital expenditures at HPS through project completion totaled approximately $126 million. SLIC and HPS commenced operations during 2006. The total production capacity of the SLIC facilities is expected to be 530 million pounds per year of MDI and the production capacity of the HPS facility is 270 million pounds per year of pure MDI, polymeric MDI and MDI variants.

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

A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen, which accounted for 52%, 31%, 14% and 2%, respectively, of total raw material costs in 2006. We purchase our raw materials primarily under long-term contracts. While most of these feedstocks are commodity materials generally available to us from a wide variety of suppliers at competitive prices in the spot market, all the propylene used in the production of our PO is produced internally and delivered through a pipeline connected to our PO facility.

Competition

Our major competition in the polyurethane chemicals market includes BASF, Bayer, Dow and Lyondell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. We compete based on technological innovation, technical assistance, customer service and product reliability. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react quickly to changing customer needs and by providing customers with innovative solutions to their needs.

The market in which our Polyurethanes segment operates is highly competitive. Among our competitors in this market are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

Materials and Effects

General

On June 30, 2006, we completed the Textile Effects Acquisition in order to expand our differentiated chemicals business portfolio. For more information, see “—History” above. Our textile effects business is a leading global supplier of textile solutions, manufacturing a broad range of dye and chemical products that enhance the color of finished textiles and improve such performance characteristics as wrinkle resistance and the ability to repel water and stains. The business has approximately 4,000 employees and operates 13 primary manufacturing facilities located in seven countries. It serves over 10,000 customers located in 80 countries. The operating results of the textile effects business are consolidated with our operating results beginning on July 1, 2006, and the textile effects operations are reported with our advanced materials operations as part of our Materials and Effects segment.

Our Materials and Effects segment is also a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products and textile chemicals and dyes. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials, such as metal, wood, clay, glass, stone, ceramics and natural fibers, or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels in the manufacture of aerospace components. Revenue growth for much of our product portfolio has historically been in excess of global GDP growth. Our Materials and Effects segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers and our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

We operate 22 synthesis, formulating and production facilities in North America, Europe, Asia, South America and Africa. We market over 6,000 products to more than 5,000 customers in over 20 end-markets, which are grouped as follows:

Market Groups	End Markets
Coatings, Construction and Adhesives	civil engineering, shipbuilding and marine maintenance, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself (“DIY”), aerospace, DVD, LNG transport
Power and Electronics	electrical power transmission, distribution and generation, printed circuit boards, consumer and industrial electronics
Design and Composites Engineering	aerospace, wind power generation, automotive, recreational sports equipment, medical appliances, design studios and prototype manufacturers
Textile Effects	consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home textiles and furnishings, carpet and other functional textiles

Since completing the Huntsman Advanced Materials Transaction in June 2003, we have initiated a comprehensive restructuring program designed to reduce our costs and transform our advanced materials business from a product-driven business to a market-focused business. This program includes optimization of our global supply chain, reductions in general and administrative costs and the consolidation and centralization of support functions across advanced materials business and with our other businesses. We have closed manufacturing facilities in Quillan, France, Thomastown, Australia and Kaohsiung, Taiwan and have significantly reduced the scale of our operations in Bergkamen, Germany and East Lansing, Michigan. We have also closed sales and administrative offices in seven locations.

In October 2006, we announced a restructuring of our textile effects business. This restructuring is necessary to allow our Materials and Effects segment to adapt to the dynamic business shifts that have occurred in the textile market. We intend to spend nearly $150 million over the next three years to significantly expand resources and capacity in Asia, while refocusing and consolidating resources in Europe and North America. Other elements of our plan include simplifying global distribution networks, enhancing research and development activities and continuing investments in environmental, health and safety projects to ensure that all of our acquired manufacturing units are operating in accordance with our standards.

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

The structural adhesives market requires high-strength “engineering” adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials, such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® is synonymous with high-performance adhesives, and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. We also believe that products marketed under the Araldite® name are generally less price-sensitive than the brands of our competitors. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, specifically targeted to three specific end-markets and sold through specifically targeted routes to market:

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

Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, car electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer (“OEM”) as well as numerous manufacturers of components used in the final products.

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

Design and Composites Engineering.   A structural composite is made by combining two or more different materials, such as fibers, resins and other specialty additives to create a product with enhanced structural properties. Specifically, structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. Our product range comprises basic and advanced epoxy resins, curing agents, other advanced chemicals and additives or formulated polymer systems utilizing a variety of these products used in reinforced structures. The four key target markets for our structural composites are aerospace, windmill blades for wind power generation, other industrial and automotive applications, and recreational (mainly sports equipment such as skis and tennis racquets). Structural composites continue to substitute for traditional materials, such as metals and wood, in a wide variety of applications due to their light weight, strength and durability. A key industry trend is the increased emphasis on customer collaboration, especially in the aerospace industry, where consistent quality of products is essential. Customers are increasingly seeking higher performance characteristics, such as improved temperature resistance. We also produce industry-specific adhesives for aerospace, wind turbines and industrial applications. These products offer superior bonding properties as compared to other joining techniques.

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

Textile Effects.   Textiles generally involve a complex matrix of fibers, effects and functionality, and the resulting products range from fashion apparel to bulletproof vests, home linens to air and water filters, and upholstery to automotive interiors. Our broad range of dyestuffs and chemicals enhance both the aesthetic appearance of these products and the functionality needed to ensure that they perform in their end-use markets. Since the requirements for these markets vary dramatically, our business strategy focuses on the two major markets—apparel and technical textiles. We work to provide the right balance of products and service to meet the technical challenges in each of these markets.

The apparel market, which also includes our home interiors products, focuses on products that provide an aesthetic effect and/or improve the processing efficiency within the textile mill. We offer a complete range of colors for cotton, polyester and nylon that cover the range of shades needed for sportswear, intimate apparel, towels, sheeting and casual wear. Our dyes have been developed to ensure that they offer the highest levels of wash fastness currently available in the market. Optical brighteners and other pretreatment products provide “bright white” effects for apparel, towels and sheeting. Pretreatment and dyeing auxiliaries ensure that these fabrics are processed efficiently and effectively—cleaning the fabrics with fewer chemicals, less energy and less water and thereby minimizing the environmental footprint and reducing the processing costs. Silicone softeners may be used to enhance the feel of products.

Technical textiles include automotive textiles, carpet, military fabrics, mattress ticking and nonwoven and other technical fabrics. Though the product groups may differ in their end-uses, the articles must provide a high-level of functionality and performance in their respective markets. High-lightfast dyes and UV absorbers are used in automotive interiors and outdoor furnishings to provide colors that don’t fade when exposed to sunlight and heat. Powerful stain repellent and release technology imparts durable protection for upholstery, military and medical fabrics, without affecting the color, breathability or feel of the fabric. Specialized dyes and prints create unique camouflage patterns for military uniforms, backpacks and tarps that won’t fade through wash and wear or during exposure to the elements.

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

We conduct the sales activities for our market groups through separate dedicated regional sales forces in the Americas, Europe, Africa and the Middle East (“EAME”) and Asia. Our global customers are covered by key account managers who are familiar with the specific requirements of their clients. The management of long-standing customer relationships, some of which are 20 to 30 years old, is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base.

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

For our textile effects products, we focus on providing effect competence and process competence to our customers. Effect competence—delivering value-added effects to our customer’s products—enables us to capitalize on new and innovative technologies and to assist our customers in their efforts to differentiate themselves from competitors. Process competence—applying know-how and expertise to improve customers’ processes—allows us to utilize our technical service to reduce cost and enhance efficiency.

Manufacturing and Operations

We are a global business serving customers in three principal geographic regions: EAME; North and South America; and Asia Pacific. To service our customers efficiently, we maintain 13 manufacturing plants around with the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The table below summarizes the plants that we operate:

Location	Description of Facility
Bergkamen, Germany	Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Pamplona, Spain	Resins and Synthesis Facility
McIntosh, Alabama	Resins and Synthesis Facility
Chennai, India(2)	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Formulating Facility
Duxford, U.K.	Formulating Facility
Sadat City, Egypt	Formulating Facility
Taboão da Serra, Brazil	Formulating Facility
East Lansing, Michigan	Formulating Facility
Istanbul, Turkey(1)	Formulating Facility
Los Angeles, California	Formulating Facility
St. Fons, France(1)	Synthesis Facility
Langweid am Leich, Germany(1)	Formulating Facility
Basel, Switzerland(1)	Synthesis Facility
Schweizerhalle, Switzerland(1)	Formulating Facility
Panyu, China(1)(3)	Production Facility
Qingdao, China(1)	Synthesis Facility
Samutsakorn (Mahachai), Thailand(1)	Synthesis Facility
Atoto, Mexico	Synthesis Facility
Charlotte, North Carolina(1)	Formulating Facility
St. Gabriel, Louisiana(1)	Synthesis Facility

(1)          Leased land and/or building.

(2)          76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(3)          95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

Our facilities in Asia are well-positioned to take advantage of the market growth that is expected in this region. Furthermore, we believe that we are the largest producer of epoxy resin compounds in India.

Raw Materials

The principal raw materials we purchase for the manufacture of basic and advanced epoxy resins are epichlorohydrin, bisphenol A, tetrabromobisphenol A and BLR. We also purchase amines, polyols, isocyanates, acrylic materials, hardeners and fillers for the production of our formulated polymer systems and complex chemicals and additives. The manufacture of textile effects products requires a wide selection of raw materials (approximately 3,000 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 2% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers, including, for example, Dow. The terms of our supply contracts vary. In general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

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

Competition

The market in which our Materials and Effects segment operates is highly competitive. Among our competitors in this market are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

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

We face substantial competition for the sale of our products for adhesives applications. Competition in the industry specific market segments is based on an understanding of the relevant industry sector and the ability to provide highly reliable and tailored engineering solutions, applications expertise and ease of use with the customer’s processing equipment. Competition in the consumer market segment is based on branding, packaging and making widely available, easy-to-use products on which our customers can rely. We believe that our competitive strengths and our focus on defined market needs, provision of a high level of service and recognition as a quality supplier in the chosen sectors, all of which are exemplified by our strong Araldite® brand name. The principal participants in the structural adhesives market include Henkel/Loctite, ITW, National Starch, Sika, 3M and many other regional or industry specific competitors.

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

We believe that our competitive strengths in the electrical materials market are our long-standing customer relationships, product reliability and technical performance. Our key products used in heavy electrical and light electrical applications, such as resins, hardeners and auxiliaries, are tested and certified according to industry standards established by Underwriters Laboratories, International Electrotechnical Commission, or Cenelec, and also to customer-specific requirements. Our main competitors in the electrical insulating materials market segment include Altana, Hexion, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex and Toshiba Chemical.

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

Textile Effects.   We are the leading global market share provider for textile chemicals and dyes. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who offer complete solutions for both markets. Our major competitors are Dystar, Clariant, BASF, Cognis and Lanxess. We believe that our competitive strengths include our product offering, which is characterized by its broad range; high quality; significant integration between products and service;  reliable technical expertise; long-standing relationships with customers; and strong business infrastructure in Asia. We believe that we have more customer service capacity and account management capacity than any of our competitors worldwide.

Performance Products

General

Our Performance Products segment is organized around three market groups, performance specialties, performance intermediates and maleic anhydride and licensing, and serves a wide variety of consumer and industrial end markets. In performance specialties, we are a leading global producer of amines, carbonates and certain specialty surfactants. Growth in demand in our performance specialties market tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 10% in the last ten years due to strong demand in a number of industrial applications, such as epoxy curing agents, agrochemicals, fuel additives and civil construction materials. In performance intermediates, we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB and ethanolamines products, which are primarily used in detergent and consumer products applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We believe we are North America’s largest and lowest-cost producer of maleic anhydride. Maleic anhydride is the building block for UPRs, mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of our other businesses. We operate 15 Performance Products manufacturing facilities in North America, Europe and Australia.

We have the annual capacity to produce approximately 1.1 billion pounds of more than 250 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, propylene carbonates, ethylene carbonates, DGA® agent and morpholine, the second-largest global producer of ethyleneamines and the third-largest North American producer of ethanolamines. We also produce substituted propylamines. Our products are manufactured at our Port Neches, Conroe and Freeport, Texas facilities and at our facilities in Llanelli, U.K. and Petfurdo, Hungary. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, solvents and catalysts. Our key amines customers include Akzo, ChevronTexaco, Cognis, Hercules, Monsanto and PPG.

We have the capacity to produce approximately 2.4 billion pounds of surfactant products annually at our eight facilities located in North America, Europe and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in baby shampoos and other personal care applications. We are also a leading European producer of powder and liquid laundry detergents and other cleaners. In addition, we offer a wide range of surfactants and formulated specialty products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, polymers and coatings. Our key surfactants customers include Ecolab, Huish, L’Oreal, Monsanto, Nufarm, Procter & Gamble and Unilever.

We are North America’s second-largest producer of LAB, with capacity of 375 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We have also developed a process for the manufacture of a higher-molecular-weight LAB product to be used as an additive to lubricants. Our key customers for LAB include Colgate, Henkel, Lubrizol, Procter & Gamble and Unilever.

We are North America’s largest producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. We have the capacity to produce approximately 240 million pounds annually at our facility located in Pensacola, Florida. We also own a 50% interest in Sasol-Huntsman GmbH & Co. KG, which is accounted for using the equity method. This joint venture owns and operates a facility in Moers, Germany with an annual capacity of 137 million pounds. We supply our catalysts to licensees and to worldwide merchant customers, including supplying catalyst to two of the three other U.S. maleic anhydride producers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced six generations of our maleic anhydride catalysts. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AOC, Oronite, Cook Composites, Dixie, Lubrizol and Reichhold.

We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Botany, Australia and Port Neches, Texas.

Products and Markets

Performance Specialties.   The following table shows the end-market applications for our performance specialties products:

Product Group	Applications
Specialty Amines	liquid soaps; personal care; lubricant and fuel additives; polyurethane foams; fabric softeners; paints and coatings; refinery processing; water treating
Polyetheramines	polyurethane foams and insulation; construction and flooring; paints and coatings; lubricant and fuel additives; adhesives; epoxy composites
Ethyleneamines	lubricant and fuel additives; epoxy hardeners; wet strength resins; chelating agents; fungicides
Morpholine/DGA® agent and Gas Treating	hydrocarbon processing; construction chemicals; synthetic rubber; water treating; electronics applications; gas treatment and agriculture
Carbonates	lubricant and fuel additives; agriculture; electronics applications; textile treatment
Specialty Surfactants	agricultural herbicides; construction; paper de-inking

Our performance specialties products are organized around the following end markets: coatings, polymers and resins; process additives; resources, fuels and lubricants; and agrochemicals.

Amines.   Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive, emulsifying, dispersant, detergent, solvent or corrosion inhibiting agent. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling the customers to penetrate new markets and substitute for traditional curing materials. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate with movements in underlying raw materials. We announced on September 14, 2005 our plans to build a world scale polyetheramine manufacturing facility in Jurong Island, Singapore. We expect the facility, which will have an annual capacity of approximately 30 million pounds, to be operational by July 2007. On June 29, 2005, we signed a memorandum of understanding with the Al-Zamil Group of Riyadh, Saudi Arabia to form a joint venture to build an ethyleneamines manufacturing facility in Jubail Industrial City, Saudi Arabia. We expect this facility to come on line in early 2009 with annual capacity of 60 million pounds.

Morpholine/DGA® agent.   Morpholine and DGA® agent are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA® agent is primarily used in gas treating, electronics, herbicides and metalworking end-use applications.

Carbonates.   Ethylene and propylene carbonates are manufactured by reacting EO and PO with carbon dioxide. Carbonates are used as solvents and as reactive diluents in polymer and coating applications. They are also increasingly being used as a photo-resist solvent in the manufacture of printed circuit boards, LCD screens and the production of lithium batteries. Also, propylene carbonates have recently received approval by the U.S. Environmental Protection Agency for use as a solvent in certain agricultural applications. We expect these solvents to replace traditional aromatic solvents that are increasingly subject to legislative restrictions and prohibitions.

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

Surfactants.   Surfactants or “surface active agents” are substances that combine a water-soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

Demand growth for surfactants is relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with improved performance characteristics which affords considerable opportunity for innovative surfactants manufacturers like us to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags raw material price movements. However, pricing in recent years has also been adversely affected by the growing purchasing power of “soapers,” such as Procter & Gamble and Unilever. The “big box” stores, such as Wal-mart and Costco, have also placed pricing pressure along the surfactant value chain.

Ethanolamines.   Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used as intermediates in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. Growth in this sector has typically been higher than GDP and in the last few years has benefited in particular from the conversion to ethanolamines in the formulation of wood treatment products. We believe the ethanolamines market in North America is tight with industry operating rates currently running in excess of 90% of stated capacity. We are currently expanding the manufacturing capacity of our Port Neches, Texas facility by 70 million pounds per year. We expect this new capacity to come on line in mid-2007 . Some of our competitors have announced their intention to debottleneck their facilities to meet the continuing growing demand for ethanolamines.

LAB.   LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

Four major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel, Unilever and Colgate Palmolive. We believe that two-thirds of the global capacity lies in the hands of seven producers, with two or three major players in each of the three regional markets. Although the North American market for LAB is mature, we expect the South American market to grow as detergent demand grows at a faster rate than in more developed countries.

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

Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 57% of U.S. maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

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

Total U.S. demand for maleic anhydride is approximately 600 million pounds. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, demand can be cyclical. Pricing for maleic anhydride in North America over the past several years has been increasing. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

On February 27, 2006, we announced a proposal to build a new 100 million pounds-per-year maleic anhydride facility at our Geismar, Louisiana site. We expect the new facility to come on stream during the third quarter of 2008.

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

In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end use customers who cannot be served cost effectively by our direct sales forces.

Manufacturing and Operations

Our Performance Products segment has the capacity to produce approximately 6.0 billion pounds annually of a wide variety of specialty, intermediate and commodity products and formulations at 15 manufacturing locations in North America, Europe and Australia.

These production capacities are as follows:

	Current capacity
Product Area	North America		Europe		Australia	Total
	(millions of pounds)
Performance Specialties
Amines	596		119	(1)		715
Specialty surfactants	100		175		100	375
Carbonates	69					69
Performance Intermediates
Ethylene	400	(2)				400
Propylene	300	(2)				300
EO	1,000				100	1,100
EG	890				55	945
Surfactants	470		1,520			1,990
Ethanolamines	320					320
LAB	375					375
Maleic anhydride	240		137	(3)		377

(1)          Includes up to 30 million pounds of ethyleneamines that are made available from Dow’s Terneuzen, Netherlands facility by way of a long-term tolling arrangement.

(2)          In the fourth quarter of 2006, our Port Neches olefins facility was transferred from the Base Chemicals segment to our Performance Products segment.

(3)          Represents total capacity of a facility owned by Sasol-Huntsman GmbH & Co. KG, of which we own a 50% interest and Sasol owns the remaining 50% interest.

Our surfactants and amines facilities are located globally, with broad capabilities in amination, sulfonation and ethoxylation. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation. Through the major restructuring of our surfactant operations, we have significantly improved the competitiveness of our surfactants business. We reduced the workforce in our European surfactants business by approximately 320 employees. The restructuring activity included the closure of our Whitehaven, U.K. manufacturing facility, consolidation of our European drying capacity in Castiglione, Italy and streamlining of our administrative and site support activities across all of our European facilities. Elsewhere, we closed our Guelph, Ontario surfactants facility and transferred the manufacture of key products to other facilities in North America.

Our primary ethylene, propylene, EO, EG and ethanolamines facilities are located in Port Neches, Texas. The Port Neches, Texas facility benefits from extensive logistics infrastructure, which allows for efficient sourcing of other raw materials and distribution of finished products.

Our LAB facility in Chocolate Bayou, Texas and our maleic anhydride facility in Pensacola, Florida are both located within large, integrated petrochemical manufacturing complexes operated by Solutia. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations.

Raw Materials

We have the capacity to use approximately 850 million pounds of ethylene produced each year at our Port Arthur and Port Neches, Texas facilities in the production of EO and ethyleneamines. We consume all of our EO in the manufacture of our EG, surfactants and amines products. We also use internally produced PO and DEG in the manufacture of these products. In the fourth quarter of 2006, our Port Neches olefins facility, with a capacity of 400 million pounds of ethylene and 300 million pounds of propylene, was transferred to our Performance Products segment from our Base Chemicals segment. This transfer has been reflected in this report for all periods presented. All of the ethylene is used in the production of EO and substantially all of the propylene is consumed by the PO unit at Port Neches operated by our Polyurethanes business.

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

Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge. Our maleic anhydride catalyst is toll-manufactured by BASF under a long-term contract according to our proprietary methods. These raw materials are available from multiple sources at competitive prices.

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

In our maleic anhydride market, we compete primarily on the basis of price, customer service and plant location. Our competitors include Lanxess, Koch, Marathon, Lonza and BASF. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design and BP. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

The market in which our Performance Products segment operates is highly competitive. Among our competitors in this market are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

Pigments

General

We are a leading global manufacturer and marketer of titanium dioxide, which is a white pigment used to impart whiteness, brightness and opacity to products such as paints, plastics, paper, printing inks, fibers and ceramics. We operate eight chloride-based and sulfate-based titanium dioxide manufacturing facilities located in North America, Europe, Asia and Africa. The global titanium dioxide market is characterized by a small number of large, global producers and a growing compliment of smaller regional producers.

We offer an extensive range of products that are sold worldwide to approximately 1,500 customers in all major titanium dioxide end markets and geographic regions. The geographic diversity of our manufacturing facilities allows our Pigments segment to service local customers, as well as global customers that require delivery to more than one location. Our diverse customer base includes Ampacet, A. Schulman, Akzo Nobel, BASF, Cabot, Clariant, ICI, Jotun, PolyOne and Sigma Kalon. Our pigments business has an aggregate annual nameplate capacity of approximately 550,000 tonnes at our eight production facilities. Five of our titanium dioxide manufacturing plants are located in Europe, one is in North America, one is in Asia, and one is in South Africa. Our North American operation consists of a 50% interest in a manufacturing joint venture with Kronos Worldwide, Inc.

Our Pigments segment is focused on improving our competitive position. Actions taken to date to increase our competitive position include idling 55,000 tonnes of uneconomic nameplate capacity in 2004, the optimization of the geographic distribution of our sales, the consolidation of back-office functions and the continued reduction of our fixed and variable costs at each of our manufacturing facilities. Through these measures, we have improved our cost position and enhanced our ability to compete in the global marketplace. To further upgrade our competitive and market position we announced in August 2006 that we would expand our Greatham, U.K. chloride-based facility by 50% by early 2008, increasing capacity to 150,000 tonnes per annum.

Products and Markets

Historically, global titanium dioxide demand growth rates tend to closely track global GDP growth rates. However, the demand growth rate and its relationship with the GDP growth rate varies by region. Developed markets such as the U.S. and Western Europe exhibit higher absolute consumption but lower demand growth rates, while emerging markets such as Asia exhibit much higher demand growth rates. The titanium dioxide industry experiences some seasonality in its sales reflecting the high exposure to seasonal coatings end use markets. Coating sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. Most recent capacity additions by the five major producers have employed the chloride process technology whilst those by smaller producers have generally used the sulphate process technology. We currently believe that the chloride process accounts for approximately 60% of global production capacity. However, the global distribution of sulfate- and chloride-based titanium dioxide capacity varies by region, with the sulfate process being predominant in Europe, our primary market. The chloride process is the predominant process used in North America, and both processes are used in Asia. While most end-use applications can use pigments produced by either process, regional market preferences typically favor products that are locally available. We believe the chloride and sulfate manufacturing processes compete effectively in the marketplace.

The titanium dioxide industry currently has five major producers and a large number of small regional or local producers. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks and efficiency improvements. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. The last major greenfield titanium dioxide capacity addition was in 1994. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we do not expect significant additional greenfield capacity in the near future. Longer term DuPont has announced that it plans to construct a greenfield plant in China for start up in 2010 or beyond to supply the rapidly growing Chinese market.

We believe that demand for titanium dioxide increased approximately 3% during 2006 as compared to 2005, with robust growth in Asia Pacific and European markets offset by a small decline in North America consumption.

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

We are currently expanding our Greatham, U.K. facility by 50,000 tonnes. We are also well positioned to selectively invest in new plant capacity based upon our ICON chloride technology. ICON technology allows for the construction of new capacity with world-scale economics at a minimum nameplate size of

65,000 tonnes. We believe competing chloride technologies typically require a minimum capacity of 100,000 tonnes to achieve comparable economics. Our chloride additions can be more easily absorbed into the market, which provides higher investment returns than larger capacity additions.

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

Rio Tinto and Iluka account for approximately 40% of the global supply of titanium-bearing ores. Both companies produce a range of ores for use in chloride and sulphate processes. We purchase approximately 60% of our ore from these two producers. The dominance of these producers has diminished in recent years with the entry into the market of new producers such as TiCor in South Africa, VVM in India, and Sierra Rutile in Sierra Leone. Initially, the advent of the new producers created oversupply in the market and falling prices. More recently, strong demand growth, especially in China, has led to a re-tightening of the market and prices have been rising. We have broadened our supply base by purchasing increasing amounts of our ores from the new suppliers. Over 80% of our ore purchases are made under agreements with terms of three or more years.

Titanium dioxide producers extract titanium from ores and process it into pigmentary titanium dioxide using either the chloride or sulfate process. Once an intermediate titanium dioxide pigment has been produced, it is “finished” into a product with specific performance characteristics for particular end-use applications. The finishing process is common to both the sulfate and chloride processes and is a major determinant of the final product’s performance characteristics.

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

Competition

The global markets in which our pigments business operates are highly competitive. Competition is based primarily on price. In addition, we also compete on the basis of product quality and service. The major global producers against whom we compete are DuPont, Tronox, Kronos and Lyondell. Some of our competitors may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, the sulphate-based titanium dioxide technology used by our Pigments business is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. We believe that our competitive product offerings, combined with our presence in numerous local markets, makes us an effective competitor in the global market, particularly with respect to those global customers demanding presence in the various regions in which they conduct business.

Polymers

General

On February 15, 2007, we entered into an agreement which provides that Flint Hills Resources will acquire our U.S. base chemicals and polymers business, including all of the manufacturing assets of our Polymers segment. For more information, see “—Recent Developments—Agreement to Sell U.S. Base Chemicals and Polymers Business” above. Until the closing of the Pending U.S. Petrochemicals Disposition, we manufacture and market polypropylene, polyethylene, EPS, EPS packaging and APAO. We consume internally produced and third-party-sourced base petrochemicals, including ethylene and propylene, as our primary raw materials in the manufacture of these products. In our polyethylene, APAO and certain of our polypropylene product lines, we pursue a targeted marketing strategy by focusing on those customers and end use applications that require customized polymer formulations. We produce these products at our smaller and more flexible Polymers manufacturing facilities and generally sell them at premium prices. In our other product lines, including the balance of our polypropylene, EPS and EPS packaging, we maintain leading regional market positions and operate cost-competitive manufacturing facilities. We operate six primary Polymers manufacturing facilities in North America and Australia.

Products and Markets

We have the capacity to produce approximately 440 million pounds of LDPE and 350 million pounds of LLDPE annually at our integrated Odessa, Texas facility. Our polyethylene customer base includes Appleton Papers, Automated Packaging and Sealed Air.

We produce a variety of grades of LDPE using both the tubular and autoclave processes. Many of the resins are designed to meet specific requirements of particular end users. Various types of conversion equipment, including extrusion coating, blown and cast film extrusion, injection and blow molding, and other proprietary methods of extrusion, use these differentiated polyethylene resins to provide high clarity, durability and sealability performance characteristics. Liner grade (general-purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. We participate in both market areas, but concentrate our efforts primarily in more differentiated areas.

Our LLDPE products contain octene comonomers and are sold into applications that require high performance properties such as strength, clarity, processability, and they contain few resin imperfections (low gel). These products are used in wide variety of applications such as high performance flexible packaging, high clarity shrink films, barrier films, medical products, artificial turf and irrigation tubing. With our higher-performing product line, we compete with a limited number of competitors on the basis of product performance and, to a lesser extent, price.

We have the capacity to produce approximately 1 billion pounds of polypropylene annually at three production facilities: Longview, Texas with a capacity of approximately 780 million pounds per year; Marysville, Michigan with a capacity of approximately 185 million pounds per year; and Odessa, Texas with a capacity of approximately 120 million pounds per year. Our polypropylene customer base includes Advanced Composites, Ashland, Seaquist Closures, PolyOne and Rexam.

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

Competition is based on price, product performance, product quality, product deliverability and customer service. Polymers profitability is affected by the worldwide level of demand for polymers, along with vigorous price competition that may result from, among other things, new domestic and foreign industry capacity. In general, demand is a function of economic growth in the U.S and elsewhere around the world.

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

Polyethylene represents, by sales volume, the most widely produced thermoplastic resin in the world. There are two basic grades of polyethylene resin, high density and low density. Within low density, there is a further differentiation between LDPE and LLDPE. LDPE is used in a wide variety of applications, including film packaging, molded furniture, toys, wire and cable insulation. While LLDPE is used in many of the same applications as LDPE, it is also used in caps and closures, stretch and shrink binding films and heavy duty shipping sacks due to its high strength characteristics. LLDPE and LDPE are used in a wide variety of industrial and consumer applications, the largest of which is the film market. Flexible films are used in food and consumer packaging, medical applications and wrap film. Liner grade (general purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price.

EPS serves two primary end markets: the “block” EPS market and the “shape” EPS market. Block EPS is used largely by the construction industry and shape EPS is used largely in packaging applications. Producers typically maintain strong links to the approximately 400 domestic molders, leading to product differentiation and customization for clients. Molders are typically small, privately held companies that rely on strong supplier relationships.

Sales and Marketing

Our Polymers business markets over 85% of its products through a direct, salaried sales force. Our sales force is organized by product line and by geographic region. We also utilize distributors to market certain of our products to smaller customers. Due to the diversity of products, technologies and grades, we are able to compete across a broad range of markets without relying upon a few large customers. Approximately 6% of our polymers sales are channeled through two large distributors, which market to many small customers. No one customer constitutes more than 10% of sales.

Manufacturing and Operations

We have the capacity to produce approximately 2.3 billion pounds of polymers at our six plants located in North America and Australia.

Information regarding these facilities is set forth in the following chart:

	Odessa, Texas	Longview, Texas	Marysville, Michigan	Peru, Illinois	Mansonville Quebec,	West Footscray, Australia(1)	Total
	(millions of pounds)
Ethylene	800						800
Propylene	300						300
LDPE	440						440
LLDPE	350						350
Polypropylene	120	780	185				1,085
APAO	95						95
EPS				185	40	25	250
Styrene						250	250

(1)          On January 4, 2007, we announced the completion of the previously announced sale of our polyester resins (composites) business assets to Nuplex for A$9.6 million (approx. U.S.$7.5 million) in cash plus the value of inventory and other stock in trade at the completion date, for a total transaction value of A$20.3 million, subject to post closing adjustments. The transaction further includes additional consideration payable over a three year period upon achieving certain associated earnings targets. The assets sold include our EPS and styrene manufacturing assets. In connection with the sale agreement, we also entered into a tolling agreement with Nuplex whereby we will continue to manufacture product using the Australian polyester resins assets. Nuplex will own the assets located on our site. The tolling agreement expires January 2009.

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

Our Marysville, Michigan facility’s technology is ideally suited to produce special grades of co-polymer polypropylene. This technology allows the plant to produce higher value TPOs, which are used extensively in high-value specialty-automotive applications.

Our Peru, Illinois EPS facility is one of the world’s largest EPS production facilities, with five reactors. The use of our proprietary one-step EPS production technology keeps production costs at the Peru facility among the lowest in the industry. Our Mansonville, Quebec EPS plant is a smaller plant with three reactors. The EPS is used primarily to produce packaging, which has historically been a premium market.

Our West Footscray, Australia facility, located near Melbourne, is Australia’s only producer of styrene and EPS. During the third quarter of 2005, we concluded that the long-lived assets of our Australian styrenics business were impaired as a result of disappointing performance and the lack of anticipated strengthening of the styrenics market. Accordingly, we recorded an impairment charge of $48.2 million in 2005 related to the Australian styrenics assets. We also produce phenolic and polyester resins and, in a 50% joint venture with Dow, polystyrene. We also own Australia’s largest EPS/EPP molding business, with seven operations around the country.

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

Competition

In 2006, there were approximately nine domestic producers of LDPE resins, either as LDPE or as LLDPE. The five largest domestic producers of both LDPE and LLDPE in 2006 were ExxonMobil, Dow, Equistar, Westlake and ChevronTexaco.

There are currently 12 U.S. producers of polypropylene, operating 24 plants. The largest producer and marketer is Basell, followed by Ineos, ExxonMobil and Total. We are the eighth-largest U.S. producer of polypropylene.

There are five producers of EPS in North America. We are the second-largest producer of EPS in North America. The other major EPS producers are BASF, NOVA Chemicals, Polioles SA and Styrochem.

The market in which our Polymers segment operates is highly competitive. Among our competitors in this market are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, our Polymers business uses technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing.

Base Chemicals

General

On February 15, 2007, we entered into an agreement which provides that Flint Hills Resources will acquire our U.S. base chemicals and polymers business, including all of the manufacturing assets of our Base Chemicals segment. For more information, see “—Recent Developments—Agreement to Sell U.S. Base Chemicals and Polymers Business” above. Until the closing of the Pending U.S. Petrochemicals Disposition, we are a North American producer of olefins and cyclohexane. We consume a portion of our Base Chemicals products, such as ethylene and propylene in our Performance Products and Polyurethanes segments. We operate a Base Chemicals manufacturing facility located at Port Arthur, on the Texas Gulf Coast. This facility is equipped to process a variety of oil- and natural gas-based feedstocks and benefits from its close proximity to multiple sources of these raw materials. This flexibility allows us to optimize our operating costs. This facility also benefits from underground storage capacity and an extensive pipeline network. On April 29, 2006, our Port Arthur facility experienced a major fire and is currently not operational. Damage from the fire is significant and the plant is currently expected to be off line until early in the third quarter of 2007. See “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our consolidated financial statements included elsewhere in this report.

Previously, our Base Chemicals segment also produced ethylene and propylene at our Port Arthur and Port Neches, Texas olefins manufacturing facilities. In the fourth quarter of 2006, our Port Neches olefins facility was transferred to our Performance Products segment.

On December 29, 2006, we completed the U.K. Petrochemicals Disposition in which we sold our European base chemicals and polymer business.

Products and Markets

Olefins.   Our Port Arthur, Texas manufacturing facility has the capacity to produce approximately 1.4 billion pounds of ethylene and approximately 800 million pounds of propylene per year. The facility has the capability to process both light and heavy feedstock, giving us the opportunity to maximize profitability with an optimal selection of raw materials. As noted above, our  Port Arthur facility is currently not operational as a result of a fire and is currently expected to be off line until early in the third quarter of 2007. See “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our consolidated financial statements included elsewhere in this report.

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business formerly operated by our Base Chemicals segment. The total sales price was approximately $274 million, which includes approximately $12 million of favorable post-closing working capital adjustments, of which $192 million was paid to us at closing, $7.9 million was received in the third quarter of 2006 and $4.1 million was received in October 2006. The additional $70 million will be payable to us after the restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our consolidated financial statements included elsewhere in this report) and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant and the restart occurs within 30 months of this sale. In connection with this sale, we recognized a pre-tax gain of $90.3 million, of which $9.5 million was due to the liquidation of LIFO reserves. We expect to recognize an additional pre-tax gain of $70 million upon completion of the conditions referenced above.

The olefins markets in North America are supplied by numerous producers, none of whom has a dominant position in terms of its share of production capacity. Major producers include Ineos, Dow, Equistar, ExxonMobil and Shell. While the petrochemical markets are global commodity markets, the olefins market is subject to some regional price differences due to the more limited inter-regional trade resulting from the high costs of product transportation. The global petrochemicals market is cyclical and is subject to pricing swings due to supply and demand imbalances, feedstock prices (primarily driven by crude oil and natural gas prices) and general economic conditions.

Cyclohexane.   We are among the largest U.S. producers of cyclohexane and have the capacity to produce approximately 630 million pounds of cyclohexane annually at our Port Arthur, Texas facility. Virtually all cyclohexane is converted to other intermediate chemicals used to produce nylon 6 and nylon 6,6 synthetic fibers and resins. The nylon fibers are used to manufacture products such as hosiery, upholstery, carpet and tire cord, and the resins are used in engineered plastic applications. The Port Arthur facility extracts benzene from byproduct streams produced by our olefins facility. We also purchase byproduct streams from neighboring facilities.

Sales and Marketing

Historically, our sales and marketing efforts have focused on developing long-term contracts with customers to operate our facilities at maximum rates, while maintaining very low selling expenses and administration costs. Except for cyclohexane, we are currently not selling or marketing products to customers as a result of the fire at our Port Arthur, Texas facility. See “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our consolidated financial statements included elsewhere in this report.

We benefit from our pipeline system that extends over 600 miles, which we use to transport feedstocks and intermediate and finished products. Our finished product pipelines allow us to ship ethylene and propylene directly to our customers at very low cost. Addition of new pipeline connections represents a significant barrier to potential competitors. We believe that the wide coverage of our pipeline system, coupled with the proximity of both customers and suppliers, gives us a competitive advantage both in receiving raw materials and in delivering ethylene and propylene to our key customers.

Manufacturing and Operations

The annual production capacity of our Port Arthur, Texas facility is set forth below:

(millions of pounds)
Ethylene	1,400
Propylene	800
Cyclohexane	630
Benzene	480

Raw Materials

The primary raw materials that we use as feedstocks in our Base Chemicals business are hydrocarbons produced as byproducts of the refining crude oil and natural gas, such as ethane, propane and butane. These materials are actively traded on the spot and futures markets and are readily available from multiple sources. We benefit from our locations in Texas, where we neighbor Mont Belvieu, which is a hub for the distribution of these feedstocks.

Pipelines allow us to transport liquid hydrocarbon feedstocks from Mont Belvieu, Texas to our Port Arthur facility. We are tied into the extensive industry pipeline grid for receipt of natural gases and NGLs, and have dock and tank facilities for receipt of feedstocks by tanker and barge.

Competition

The markets in which our Base Chemicals business operates are highly competitive. Our competitors in the olefins and cyclohexane markets include Ineos, Dow, Equistar, ExxonMobil and Shell. While the market for most of these products is global, prices tend to be set regionally. These industries are characterized by companies that have large market shares in specific regions. The primary factors for competition in this business are price, reliability of supply and customer service. The technology used in these businesses is mature and widely available.

Among our Base Chemicals competitors are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors in this market have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors in this market develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, our Base Chemicals business uses technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 2006, 2005 and 2004, we spent $115.4 million, $95.5 million and $96.2 million, respectively, on research and development of our products.

We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are currently located in The Woodlands, Texas and Everberg, Belgium. Other regional development/technical service centers are located in Odessa, Texas (polymers); Billingham, England (pigments); Auburn Hills, Michigan (polymers and polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Ascot Vale, Australia (surfactants); Port Neches, Texas (process engineering support); and Basel, Switzerland (textile effects).

We have leading technology positions, which contribute to our status as a low cost producer. Coordinated research, engineering and manufacturing activities across production and research and development locations facilitate these low cost positions.

INTELLECTUAL PROPERTY RIGHTS

Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 725 unexpired U.S. patents, approximately 190 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 5,130 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

We have associated brand names with a number of our products, and we have approximately 185 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 3,930 foreign counterparts, including both registrations and applications for registration. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

Because of the breadth and nature of our intellectual property rights and our business, we do not believe that any single intellectual property right (other than certain trademark rights which are not subject to termination so long as the applicable registrations are maintained) is material to our business. Moreover, we do not believe that the termination of intellectual property rights expected to occur over the next several years, either individually or in the aggregate, will materially adversely affect our business, financial condition or results of operations.

EMPLOYEES

As of December 31, 2006, we employed approximately 15,000 people in our operations around the world. Approximately 3,000 of these employees are located in the U.S., while approximately 12,000 are located in other countries. We believe our relations with our employees are good.

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

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2006 and 2005, our capital expenditures for EHS matters totaled $53.3 million and $48.9 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

Under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 12 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us.

In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Odessa, Port Arthur and Port Neches facilities in Texas, and our Geismar facility in Louisiana, are the subject of ongoing remediation requirements under RCRA authority.

In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued approximately $14 million and $25 million for environmental liabilities as of December 31, 2006 and 2005, respectively. Of these amounts, approximately $6 million and $7 million are classified as accrued liabilities on our consolidated balance sheets as of December 31, 2006 and 2005, respectively, and approximately $8 million and $18 million are classified as other noncurrent liabilities on our consolidated balance sheets as of December 31, 2006 and 2005, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called “REACH” (Registration, Evaluation and Authorization of Chemicals). REACH will take effect in June 2007, and the program it establishes will be phased in over 11 years. Under the regulation companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances, and isolated intermediates, in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. Specified uses of some hazardous substances may be restricted. In addition, all applicants will have to study the availability of alternative chemicals. If alternatives are available, a “substitution” plan will have to be submitted to the regulatory agency. Persistent bio-accumulative and toxic substances will only be authorized if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice, and reformulate products if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances manufactured or imported by us into the European Union. Currently, it is not possible to estimate the likely financial impact of these regulations on any of our sites. We expect to incur costs of up to $5 million for REACH compliance in 2007.

Greenhouse Gas Regulation

In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Convention”), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by taxation of greenhouse gas (“GHG”) emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. While only a very small number of our sites are currently affected by existing GHG legislation, and none have experienced or anticipate significant cost increases as a result, it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Chemical Facility Anti-Terrorism Rulemaking

On December 28, 2006, the U.S. Department of Homeland Security published an advanced notice of proposed rulemaking seeking public comment on proposed regulations for securing high risk chemical facilities from potential terrorist attacks, as required by the Homeland Security Appropriations Act of 2006. The target date set by the act for issuing the regulations is April 4, 2007. If adopted, the regulations will immediately implement the security program at the nation’s highest risk facilities, and a phased implementation at other chemical facilities that present security risks addressed by the statute, beginning in 2007 and continuing through 2008.

Since 2003, we have conducted security vulnerability assessments at all of our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances to ensure greater security. Whether the assessments and resulting improvements will fully satisfy the requirements of the final regulations, and whether additional costly changes will have to be made, is unclear to us at this time. Currently, it is not possible to estimate the likely financial impact of these regulations on any of our sites.

MTBE Developments

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market.

As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive, which has produced a lower level of cash flow than the previous sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, results of operations and financial condition. However, because we are not able to estimate the amount or range of losses that would be associated with such litigation, we have made no accruals with respect to unasserted claims concerning the environmental effects of MTBE as of December 31, 2006.

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

GLOSSARY OF CHEMICAL TERMS

APAO—amorphous polyalpha olefins

DEG—di-ethylene glycol

BDO—butane diol

DGA® Agent—DIGLYCOLAMINE® agent

EG—ethylene glycol

EO—ethylene oxide

EPS—expanded polystyrene

LAB—linear alkyl benzene

LAS—linear alkylbenzene sulfonate

LDPE—low density polyethylene

LER—liquid epoxy resins

LLDPE—linear low density polyethylene

LNG—liquefied natural gas

MEG—mono-ethylene glycol

MDI—methyl diphenyl diisocyanate

MTBE—methyl tertiary-butyl ether

PG—propylene glycol

PO—propylene oxide

Polyols—a substance containing several hydroxyl groups. A diol, triol and tetrol contain two, three and four hydroxyl groups respectively

TBA—tertiary-butyl alcohol

TBHP—tert-butyl hydroperoxide

TDI—toluene diisocyanate

TEG—tri-ethylene glycol

TiO2—titanium dioxide pigment (also referred to as “Tioxide,” which is the registered trademark that we use to market TiO2)

TPU—thermoplastic polyurethane

UPR—unsaturated polyester resin

ITEM 1A.        RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

Future acquisitions, partnerships and joint ventures, as well as our recent Textile Effects Acquisition, may require significant resources and/or result in unanticipated adverse consequences that could have a material adverse effect on our business, results of operations and financial condition.

In the future we may seek to grow our Company and businesses by making acquisitions or entering into partnerships and joint ventures. Any future acquisition, partnership or joint venture, such as our recent Textile Effects Acquisition, may require that we make a significant cash investment, issue stock or incur substantial debt. In addition, acquisitions, partnerships or investments, such as our recent Textile Effects Acquisition, may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our businesses. Furthermore, our recent Textile Effects Acquisition and any future acquisitions of businesses or facilities, could entail a number of additional risks, including:

•       problems with effective integration of operations;

•       the inability to maintain key pre-acquisition business relationships;

•       increased operating costs;

•       exposure to unanticipated liabilities; and

•       difficulties in realizing projected efficiencies, synergies and cost savings.

We have incurred indebtedness to finance past acquisitions. We may finance future acquisitions with additional indebtedness. We could face the financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness, which could have a material adverse effect on our business, results of operations and financial condition.

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

The feedstocks and other raw materials we consume generally are commodity products that are readily available at market prices. Nevertheless, we frequently enter into supply agreements with particular suppliers where we believe such agreements will reduce our costs. In some cases, the existence of pipelines or the proximity of suppliers may provide significant cost benefits to us. Disruptions of existing supply arrangements could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

Our supply agreements typically provide for market-based pricing and provide us only limited protection against price volatility. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

During 2006, we derived approximately 25% of our revenue from sales of commodity products. In December 2006, we completed the U.K. Petrochemical Disposition and in February 2007, we entered into an agreement to sell our U.S. base chemicals and polymers assets; however, we currently retain significant commodity assets. Due to the commodity nature of these products, competition in these markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we may not be able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers. Historically, the prices for our commodity products have been cyclical and sensitive to relative changes in supply and demand, the availability and price of feedstocks and general economic conditions. Our other products may be subject to these same factors, but, typically, the impact of these factors is greatest on our commodity products.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers.

Our credit procedures and policies may not be adequate to eliminate customer credit risk. Our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations. These and other financial problems that may be experienced by our customers, as well as potential financial weakness in our industry, may increase our risk in extending trade credit to customers. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect accounts receivable from that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Any serious disruption at any of our facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Substantially all of our revenues are derived from products manufactured at facilities, including among others, our U.S. Gulf Coast facilities, that are exposed to the risk of disasters. If there is a natural disaster or other serious disruption at any of these facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition.

We have a history of losses and may incur losses in the future.

We incurred net losses in four of the last five fiscal years. Our history of net losses may have a negative impact on our business, including our ability to fund operations, make capital expenditures and service debt obligations. Persistent continued net losses likely would negatively affect our ability to meet such obligations over the long-term. Our history of net losses may also increase our cost of borrowing and make it more difficult and/or expensive to take advantage of opportunities for growth.

Our available cash and access to additional capital may be limited by our significant leverage, which could restrict our ability to grow our businesses.

We have a significant amount of indebtedness outstanding. As of December 31, 2006, we had total consolidated outstanding indebtedness of approximately $3.6 billion (including the current portion of long-term debt) and a debt to total capitalization ratio of approximately 68%. This balance does not reflect approximately $443 million of outstanding amounts under our off-balance sheet A/R Securitization Program at December 31, 2006. Our outstanding debt could have important consequences for our businesses, including:

•       a high degree of debt makes us more vulnerable to a downturn in our businesses, our industry or the economy in general, as a significant percentage of our cash flow from operations will be required to make payments on our indebtedness, making it more difficult to react to changes in our business and in market or industry conditions;

•       a substantial portion of our future cash flow from operations may be required to be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for other purposes, including the growth of our businesses;

•       our ability to obtain additional financing may be constrained due to our existing level of debt; and

•       part of our indebtedness is, and any future debt may be, subject to variable interest rates, which makes us vulnerable to increases in interest rates.

We require substantial capital to finance our operations and continued growth, and we may incur substantial additional debt from time to time for a variety of purposes, including acquiring additional businesses. However, our existing debt instruments contain restrictive covenants. Among other things, these covenants limit or prohibit our ability to incur more debt; make prepayments of other debt; pay dividends, redeem stock or make other distributions; issue capital stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; and merge or consolidate; and transfer or sell assets. Also, if we undergo a change of control, our debt instruments may require us to make an offer to purchase certain of our notes. Under these circumstances, we may also be required to repay indebtedness under our Senior Credit Facilities prior to our notes. In this event, we may not have the financial resources necessary to purchase such notes, which would result in an event of default under the indentures governing such notes.

As of December 31, 2006, the current portion of our long term debt totaled approximately $188 million. For 2007, we estimate that our annual aggregate debt service expense will be approximately $275 million, which will include approximately $10 million in amortization of capitalized debt costs. As of December 31, 2006, we had combined outstanding variable rate borrowings of approximately $1.9 billion. Assuming a 1% increase in interest rates, without giving effect to any interest rate hedges, our annual interest rate expense would increase by approximately $19 million. If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to meet payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of those instruments. In the event of a default, a holder of the indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the creditors under our Senior Credit Facilities could elect to terminate their commitments thereunder and we or one or more of our subsidiaries, could be forced into bankruptcy or liquidation. Any of the foregoing consequences could have a material adverse effect on our business, results of operations and financial condition.

If our subsidiaries do not make sufficient distributions to us, then we will not be able to make payment on our debts.

Generally, our debt is the exclusive obligation of Huntsman International and the guarantors of such debt and not of any of our other subsidiaries. Because a significant portion of our operations are conducted by these other subsidiaries, our cash flow and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from non-guarantor subsidiaries. Any payment of dividends, distributions, loans or advances by our non-guarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our non-guarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our non-guarantor subsidiaries’ earnings.

Our subsidiaries are separate and distinct legal entities and, except for our guarantor subsidiaries, have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available therefor, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt issued by that subsidiary.

A downgrade in the ratings of the securities of our Company or our subsidiaries could result in increased interest and other financial expenses related to future borrowings of our Company or our subsidiaries and could restrict our access to additional capital or trade credit.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings for us. Each of these ratings is currently below investment grade. Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings and could restrict our ability to obtain additional financing on satisfactory terms. In addition, any downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability, materially reduce our sales and/or materially increase our costs.

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market.

As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive, which has produced a lower level of cash flow than the previous sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, results of operations and financial condition. However, because we are not able to estimate the amount or range of losses that would be associated with such litigation, we have made no accruals with respect to unasserted claims concerning the environmental effects of MTBE as of December 31, 2006.

Our results of operations may be adversely affected by fluctuations in currency exchange rates and international business risks.

We conduct a majority of our business operations outside the U.S., and these operations are subject to risks normally associated with international operations. These risks include the need to convert currencies which may be received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. In addition, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the United States, we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

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

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could have a material adverse effect on our business, results of operations and financial condition.

The industries in which we operate are highly competitive. Among our competitors are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, are low in certain commodity product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced profit margins and loss of market share and have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of differentiated and commodity chemical products. These hazards include: chemical spills, pipeline leaks and ruptures; storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. For example, on April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire and the facility is currently not operational. Damage from the fire is significant and the plant is currently expected to be off line until early in the third quarter of 2007. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers’ compensation and other matters.

We maintain property, business interruption and casualty insurance policies which we believe are in accordance with customary industry practices, but we are not fully insured against all potential hazards and risks incident to our business. We maintain property damage and business interruption insurance policies and products liability and sudden and accidental insurance policies, as well as insurance policies covering other types of risks, including pollution legal liability insurance. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

In addition, we are subject to various claims and litigation in the ordinary course of business. In conjunction with many of our past acquisitions, we have obtained indemnity agreements from the prior owners addressing liabilities that may arise from operations and events prior to our ownership. We are a party to various pending lawsuits and proceedings. It is possible that judgments could be rendered against us in these cases or others in which we could be uninsured or not covered by indemnity and beyond the amounts that we currently have reserved or anticipate incurring for such matters.

We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 3. Legal Proceedings.”

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

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 3. Legal Proceedings.”

Our business is dependent on our intellectual property. If our patents are declared invalid or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

Proprietary protection of our processes, apparatuses and other technology is important to our business. Consequently, we may have to rely on judicial enforcement of our patents and other proprietary rights. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Loss of key members of our management could disrupt our business.

We depend on the continued employment and performance of our senior executives and other key members of management. If any of these individuals resigns or becomes unable to continue in his present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any “key man” life insurance for, any of our executive officers.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, the continuing military action in Iraq, general instability in various OPEC member and other energy-producing nations, the threat of other attacks or acts of war in the U.S. and abroad and increased security regulations related to our industry could adversely affect our business.

The attacks of September 11, 2001, and subsequent events, including the continuing military action in Iraq, have caused instability in the U.S. and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq, or further acts of terrorism in the U.S. or abroad, which could cause further instability in financial markets. Current regional tensions and conflicts in various OPEC member and other energy-producing nations, including the continuing military action in Iraq, have caused, and may cause further, increases in raw material costs, particularly natural gas and crude oil based feedstocks, which are used in our operations. The uncertainty surrounding the threat of further armed hostilities, military action or acts of terrorism may impact any or all of our physical facilities and operations, which are located in North America, Europe, Australia, Asia, Africa, South America and the Middle East, or those of our customers. Furthermore, the terrorist attacks, subsequent events and future developments in any of these areas may result in reduced demand from our customers for our products. In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs. These developments will subject our worldwide operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are indirectly controlled by the Huntsman family and MatlinPatterson, whose interests may conflict with those of our Company or our other stockholders, and other stockholders’ voting power may be limited.

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

The interests and objectives of our controlling stockholders may be different from those of our Company or our other stockholders, and our controlling stockholders may vote their common stock in a manner that may adversely affect our other stockholders. In addition, four of our directors, Jon M. Huntsman, Peter R. Huntsman, David J. Matlin and Christopher R. Pechock, control HMP Equity Trust. This may create conflicts of interest because these directors have responsibilities to HMP Equity Trust and its beneficial owners. Their duties to HMP Equity Trust and its beneficial owners may conflict with their duties as directors of our Company regarding business dealings between HMP Equity Trust and us and other matters. The resolution of these conflicts may not always be in our or our stockholders’ best interest.

HMP Equity Trust’s controlling position and provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, your ability to sell your shares at a premium.

HMP Equity Trust’s controlling position, as well as provisions contained in our certificate of incorporation and bylaws, such as a classified board of directors, limitations on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings, and certain provisions of Delaware law, could make it more difficult for a third party (other than HMP Equity Trust and its affiliates) to acquire control of our Company, even if some of our stockholders considered such a change of control to be beneficial. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock that has special voting or other rights, it could make it more difficult for a third party to acquire us. These provisions taken together or individually may reduce or eliminate your ability to sell your shares of common stock at a premium.

Our internal control over financial reporting could be adversely affected by a material weakness in our internal controls.

In our amended quarterly report on Form 10-Q/A for the quarter ended September 30, 2006, we disclosed that in February 2007 we discovered an error in the accounting for the impairment of our European base chemicals and polymers business, which led to a restatement of our reported results for the three and nine month periods ended September 30, 2006.  In connection with the restatement, we concluded that, as of September 30, 2006 and December 31, 2006, we had a material weakness in our financial reporting process related to the accounting for this complex, non-routine transaction.  As a result of this material weakness, our chief executive officer and chief financial officer concluded that as of December 31, 2006 our disclosure controls and procedures were not effective. While we have taken steps to remediate this weakness, to the extent that our actions to remediate this weakness are ineffective or inadequate, or there are other weaknesses or deficiencies that arise, the effectiveness of our disclosure controls and internal control over financial reporting may be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of December 31, 2006, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.     PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and many foreign countries. Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our material owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
Salt Lake City, Utah	—	Executive Offices
The Woodlands, Texas(1)	—	Operating Headquarters, Global Technology Center
Geismar, Louisiana(2)	Polyurethanes	MDI, Nitrobenzene(5), Aniline(5) and Polyols Manufacturing Facilities and Polyurethanes Systems House
Rozenburg, Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities and Polyurethanes Systems House
Shanghai, China	Polyurethanes	MDI Finishing Facilities
Deerpark, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Ternate, Italy	Polyurethanes	Polyurethane Systems House
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House
Thane (Maharashtra), India(1)	Polyurethanes	Polyurethane Systems House
Samuprakam, Thailand(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Ontario(1)	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes	Polyurethane Research Facility/Performance Products Regional HQ
Gateway West, Singapore(1)	Polyurethanes	Polyurethane Commercial Center
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines and PO Manufacturing Facilities
Bergkamen, Germany	Materials and Effects	Synthesis Facility
Monthey, Switzerland	Materials and Effects	Resins and Synthesis Facility
Pamplona, Spain	Materials and Effects	Resins and Synthesis Facility
McIntosh, Alabama	Materials and Effects	Resins and Synthesis Facility
Chennai, India(3)	Materials and Effects	Resins and Synthesis Facility
Bad Saeckingen, Germany(1)	Materials and Effects	Formulating Facility
Duxford, U.K.	Materials and Effects	Formulating Facility
Sadat City, Egypt	Materials and Effects	Formulating Facility
Taboão da Serra, Brazil	Materials and Effects	Formulating Facility
East Lansing, Michigan	Materials and Effects	Formulating Facility
Istanbul, Turkey(1)	Materials and Effects	Formulating Facility

Los Angeles, California	Materials and Effects	Formulating Facility
Langweid am Leich, Germany(1)	Materials and Effects	Formulating Facility
Schweizerhalle, Switzerland(1)	Materials and Effects	Formulating Facility
Charlotte, North Carolina(1)	Materials and Effects	Formulating Facility
St. Fons, France(1)	Materials and Effects	Synthesis Facility
Basel, Switzerland(1)	Materials and Effects	Synthesis Facility
Qingdao, China(1)	Materials and Effects	Synthesis Facility
Samutsakorn (Mahachai), Thailand(1)	Materials and Effects	Synthesis Facility
Atoto, Mexico	Materials and Effects	Synthesis Facility
St. Gabriel, Louisiana(1)	Materials and Effects	Synthesis Facility
Panyu, China(1)(4)	Materials and Effects	Production Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)(5)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)(5)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Grimsby, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(6)	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Billingham, U.K.	Pigments	Titanium Dioxide Research and Technical Facility
Peru, Illinois	Polymers	EPS Manufacturing Facility
Mansonville, Quebec	Polymers	EPS Manufacturing Facility
Port Arthur, Texas	Base Chemicals	Olefins and Cyclohexane Manufacturing Facility
Marysville, Michigan	Polymers	Polypropylene Manufacturing Facility
Longview, Texas(1)	Polymers	Polypropylene Manufacturing Facility
Odessa, Texas	Polymers	Polyethylene Manufacturing Facility
West Footscray, Australia	Polymers	Styrenics Manufacturing Facility
Sour Lake, Texas	Base Chemicals	Various finished raw materials pipelines and storage facilities

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

(3)   76%-owned manufacturing joint venture with Tamilnadu Petroproducts Limited.

(4)   95%-owned manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(5)   These plants are operated by Solutia under long-term operating agreements. Solutia and certain of its affiliates have filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We expect that Solutia will continue to operate these plants, although no assurance can be given at this time. During the course of the bankruptcy proceeding, it is possible that Solutia may reject any of the agreements under which it operates the plants. It is also possible that Solutia’s reorganization under Chapter 11 may fail and that it would proceed to a liquidation under Chapter 7. If Solutia were to discontinue operation of any of these plants, it may be difficult to arrange for uninterrupted operation.

(6)   50%-owned manufacturing joint venture with Kronos Louisiana, Inc., a subsidiary of Kronos Worldwide, Inc.

ITEM 3.     LEGAL PROCEEDINGS

DISCOLORATION CLAIMS

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide (“Discoloration Claims”). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through December 31, 2006.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Claims unresolved at beginning of period	2	3	4
Claims filed during period	—	—	1
Claims resolved during period	—	1	2
Claims unresolved at end of period	2	2	3

During the year ended December 31, 2004, we settled claims for approximately $45 million, approximately $30 million of which was paid by our insurers or ICI and approximately $15 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration claims. During the year ended December 31, 2005, we settled a claim for approximately $1.0 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2006, asserted aggregate damages of approximately $70 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2006 for costs associated with unasserted Discoloration Claims.

ENVIRONMENTAL LITIGATION

On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS laws. Based on currently available information and our past experience, we do not believe that the resolution of any pending or threatened environmental enforcement proceedings, will have a material impact on our financial condition, results of operations or cash flows.

Beginning in the third quarter of 2004 and extending through December 2005, we received notifications of approximately eight separate enforcement actions from the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to air emissions at our Port Neches and Port Arthur plants. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. On November 13, 2006, the TCEQ approved a settlement under which we paid approximately $0.4 million in the aggregate to settle these matters.

During the first quarter of 2006, we disclosed to the TCEQ that our Conroe, Texas, facility has been out of compliance with Hazardous Air Pollutant (“HAP”) regulations. On August 25, 2006, the TCEQ issued a Notice of Enforcement and on October 20, 2006 issued a proposed penalty of approximately $0.1 million. Subsequently, because of mitigating factors, we reached an agreement with TCEQ staff to settle the case for considerably less than $0.1 million. The settlement agreement is awaiting approval of the TCEQ.

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorneys’ fees to the Texas Attorney General. As of December 31, 2006, we have paid $5.5 million toward the penalty and $0.4 million for attorneys’ fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our financial condition, results of operations or cash flows.

On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas, Plant Fire” to our consolidated financial statements included elsewhere in this report. There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a pipeline which had been weakened by undetected external corrosion. The TCEQ has proposed, and we have accepted, a penalty of approximately $0.1 million for alleged excessive environmental releases occurring as a consequence of the fire. The settlement is awaiting approval of the TCEQ.

We have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the year ended December 31, 2006. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

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

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cases unresolved at beginning of period	576	398	369
Cases tendered during period	998	284	94
Cases resolved during period(1)	207	106	65
Cases unresolved at end of period	1,367	576	398

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

We have never made any payments with respect to these cases. As of December 31, 2006, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2006.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us, other than a number of cases that were erroneously filed against us due to a clerical error. The cases filed in error are subject to a voluntary dismissal agreement and are in the process of being dismissed.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cases unresolved at beginning of period	34	29	48
Cases filed during period	19	55	23
Cases resolved during period	11	56	42
Cases unresolved at end of period	42	34	29

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $10,000, $0.1 million and $1.0 million during the twelve months ended December 31, 2006, 2005 and 2004, respectively. The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows: one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period. As of December 31, 2006, we had an accrual of approximately $0.6 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2006.

ANTITRUST MATTERS

We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the “Polyether Polyols” cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. Bayer entered into a settlement agreement with the plaintiffs that was approved by the court. Class certification discovery is underway in these consolidated cases.

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

TAX DISPUTE

In connection with an audit of our income tax returns for the years ended 1998 through 2001, we received a Notice of Proposed Adjustment from the Internal Revenue Service. We initiated an administrative appeal before the Internal Revenue Service with respect to the proposed adjustment in 2005 and resolved these matters during the fourth quarter of 2006. The impact of the resolution on our U.S. net operating losses, and our related accrued tax contingency liability, are discussed in “Note 19. Income Taxes.”

OTHER PROCEEDINGS

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see “Note 21. Environmental, Health and Safety Matters—Remediation Liabilities” to our consolidated financial statements included elsewhere in this report.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is information concerning our executive officers as of the date of this report.

Jon M. Huntsman is Chairman of the Board of Directors of our Company and has held this position since our Company was formed. Mr. Huntsman is also Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children’s Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry’s top CEO for all businesses in Europe and North America. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute.

Peter R. Huntsman is President, Chief Executive Officer and a Director of our Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries.

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

Paul G. Hulme is Division President, Materials and Effects, and has served in that role since June 2003. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

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

Donald J. Stanutz is Division President, Performance Products. Mr. Stanutz was appointed to this position in March 2004. Mr. Stanutz served as Executive Vice President and Chief Operating Officer of Huntsman LLC from December 2001 to February 2004, as Executive Vice President, Global Sales and Marketing from July 2000 to November 2001 and as Executive Vice President, Polyurethanes, PO and Performance Chemicals from July 1999 to June 2000. Prior to joining Huntsman in 1994, Mr. Stanutz served in a variety of senior positions with Texaco Chemical Company.

Michael J. Kern is Senior Vice President—Environmental, Health & Safety. Mr. Kern has held this position since December 2003. Mr. Kern has served in several senior management positions of our Company, including Senior Vice President, Environmental, Health & Safety from July 2001 to December 2003 and Senior Vice President, Manufacturing from December 1995 to July 2001. Prior to joining Huntsman, Mr. Kern held a variety of positions within Texaco Chemical Company, including Area Manager—Jefferson County Operations from April 1993 until joining our Company, Plant Manager of the Port Neches facility from August 1992 to March 1993, Manager of the PO/MTBE project from October 1989 to July 1992, and Manager of Oxides and Olefins from April 1988 to September 1989.

Brian V. Ridd is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

Russ R. Stolle is Senior Vice President, Global Public Affairs and Communications. Mr. Stolle was appointed to this position in October 2006. From November 2002 to October 2006, Mr. Stolle served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel, and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

L. Russell Healy is Vice President and Controller. Mr. Healy is also Vice President and Controller of Huntsman International and certain of our other subsidiaries and has served in these capacities since April 2004. From August 2001 to April 2004, Mr. Healy served as Vice President, Finance, and from July 1999 to July 2001, he served as Vice President and Finance Director for Huntsman International. Prior to joining Huntsman in 1995, Mr. Healy was a partner with the accounting firm of Deloitte & Touche, LLP. Mr. Healy is a Certified Public Accountant and holds a master’s degree in accounting.

Martin Casey is Vice President, Strategic Planning. Dr. Casey has held this position since August 2004. From 1999 until he was appointed to his current position, Dr. Casey was responsible for planning and business development in Huntsman’s Polyurethanes Business, which was acquired from ICI in 1999. From 1995 to 1999 he was New Business Development Manager for ICI’s polyurethanes business, before which he was Business Manager for ICI’s acrylic sheet business and held a variety of earlier positions in technical and business management roles.

Sean Douglas is Vice President and Treasurer. Mr. Douglas served as Vice President, Finance from July 2001 until he was appointed to his current position in 2002 and as Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of Price Waterhouse.

Kevin C. Hardman is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Mr. Hardman is also Vice President, Tax of Huntsman International. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche, LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master’s degree in tax accounting.

John R. Heskett is Vice President, Corporate Development and Investor Relations. Mr. Heskett has held this position since August 2004. Mr. Heskett was appointed Vice President, Corporate Development in 2002. Mr. Heskett previously served as Assistant Treasurer for our Company and several of our subsidiaries, including Huntsman International and Huntsman LLC. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

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

Maria Csiba-Womersley is Vice President and Chief Information Officer. Ms. Csiba-Womersly was appointed to this position effective September 1, 2006. Ms. Csiba-Womersly served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersly was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersly joined Huntsman in 1997.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the New York Stock Exchange under the symbol “HUN.” As of February 21, 2007, there were approximately 159 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $21.59 per share.

The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2006
First Quarter	$23.62	$16.99
Second Quarter	19.98	16.34
Third Quarter	18.86	15.62
Fourth Quarter	19.24	16.81

Period	High	Low
2005
First Quarter	$29.99	$22.00
Second Quarter	23.77	18.15
Third Quarter	24.44	16.50
Fourth Quarter	20.45	17.03

DIVIDENDS

On February 14, 2007, we announced that our board of directors had approved initiation of a quarterly cash dividend on our common stock, and further announced the declaration of a $0.10 per share cash dividend, payable on March 30, 2007, to shareholders of record as of March 15, 2007. We have not previously paid dividends on our common stock.

EQUITY COMPENSATION PLANS

See “Part III. Item 11. Executive Compensation” for information relating to our equity compensation plans.

ITEM 6.                SELECTED FINANCIAL DATA

The selected historical financial data set forth below presents our historical financial data and the historical financial data of our predecessor Huntsman Holdings, LLC as of and for the dates and periods indicated. In such financial data, Huntsman International Holdings is accounted for using the equity method of accounting through April 30, 2003. Effective May 1, 2003, we have consolidated the financial results of Huntsman International Holdings. Effective June 30, 2003, as a result of the Huntsman Advanced Materials Transaction, we have consolidated the financial results of Huntsman Advanced Materials. As a result, the financial information as of and for the years ended December 31, 2003 and 2002 is not comparable to the financial information as of and for the years ended December 31, 2006, 2005 and 2004. You should read the selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this report.

Huntsman Corporation

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Statements of Operations Data:
Revenues	$10,623.6	$10,676.9	$9,562.5	$6,188.9	$2,661.0
Gross profit	1,539.5	1,615.4	1,203.8	658.5	240.0
Restructuring, impairment and plant closing costs (credit)	20.0	114.1	282.9	37.9	(1.0)
Operating income	736.5	715.0	262.9	166.2	66.3
Income (loss) from continuing operations	393.6	(30.6)	(320.0)	(324.7)	(191.9)
(Loss) income from discontinued operations, net of tax(a)	(219.7)	23.7	92.3	4.9	—
Extraordinary gain on the acquisition of a business, net of tax of nil(b)	55.9	—	—	—	—
Cumulative effect of changes in accounting principle, net of tax(c)	—	(27.7)	—	—	169.7
Net income (loss)	229.8	(34.6)	(227.7)	(319.8)	(22.2)
Basic income (loss) per common share(d):
Income (loss) from continuing operations	$1.78	$(0.33)	$(1.85)	$(1.81)	$(0.95)
(Loss) income from discontinued operations, net of tax	(0.99)	0.11	0.42	0.02	—
Extraordinary gain on the acquisition of a business, net of tax	0.25	—	—	—	—
Cumulative effect of changes in accounting principle, net of tax	—	(0.13)	—	—	0.77
Net income (loss)	$1.04	$(0.35)	$(1.43)	$(1.79)	$(0.18)
Diluted income (loss) per common share(d):
Income (loss) from continuing operations	$1.69	$(0.33)	$(1.85)	$(1.81)	$(0.95)
(Loss) income from discontinued operations, net of tax	(0.94)	0.11	0.42	0.02	—
Extraordinary gain on the acquisition of a business, net of tax	0.24	—	—	—	—
Cumulative effect of changes in accounting principle, net of tax	—	(0.13)	—	—	0.77
Net income (loss)	$0.99	$(0.35)	$(1.43)	$(1.79)	$(0.18)
Other Data:
Depreciation and amortization	$465.7	$500.8	$536.8	$353.4	$152.7
Capital expenditures	549.9	338.7	226.6	191.0	70.2
Balance Sheet Data (at period end):
Total assets	$8,444.9	$8,870.5	$9,423.5	$8,737.4	$2,747.2
Total debt	3,645.3	4,457.9	6,299.5	5,910.1	1,736.1
Total liabilities	6,678.9	7,329.5	9,065.2	8,278.8	2,532.0

(a)           (Loss) income from discontinued operations represents the operating results and loss on disposal of our European base chemicals and polymers business and our TDI business. The European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005.

(b)          On June 30, 2006, we completed the Textile Effects Acquisition. The extraordinary gain on the acquisition of a business represents the fair value of the net assets acquired in excess of the purchase price paid for the textile effects business, after the values of all long-lived assets were reduced to zero.

(c)           During the fourth quarter of 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, and recorded a charge for the cumulative effect of accounting change, net of tax, of $31.7 million. Also, in 2005, we accelerated the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30. The effect of the change in measurement date resulted in a cumulative effect of accounting change credit, net of tax, of $4.0 million. In 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, resulting in an increase of $169.7 million in the carrying value of our investment in Huntsman International Holdings to reflect the proportionate share of the underlying net assets.

(d)          All per share information has been restated to give effect to the shares issued in connection with the Reorganization Transaction and our initial public offering of common stock on February 16, 2005 and the shares issued in connection with the exchange of the HMP Warrants on March 14, 2005.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are among the world’s largest global manufacturers of differentiated chemical products; we also manufacture inorganic and commodity chemical products. Our products comprise a broad range of chemicals and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the 75 facilities that we own or lease. Our facilities are located in 24 countries and we employ approximately 15,000 associates worldwide. Our businesses benefit from vertical integration, large production scale in certain products and proprietary manufacturing technologies, which allow us to maintain a low-cost position.

Our business is organized around our six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into three broad categories: differentiated, inorganic and commodity. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated products, our Pigments segment produces inorganic products and our Polymers and Base Chemicals segments produce commodity chemicals.

Growth in our Polyurethanes and Materials and Effects segments has been driven by the continued substitution of our products for other materials across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI.

In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable or improving, but excess surfactant manufacturing capacity and a decline in the use of LAB in new detergent formulations have continued to keep margins under pressure. Ethylene glycol industry operating rates and profitability have declined since 2005 due to additional capacity coming on stream. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, maleic anhydride demand can be cyclical.

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

The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent capacity additions in our markets. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the profitability of our Polymers and Base Chemicals segments. In addition, the profitability of our Base Chemicals segment has been negatively impacted in 2006 and will be negatively impacted in 2007 by the fire at our Port Arthur, Texas manufacturing plant. During 2006, we sold our U.S. butadiene and MTBE business and our European base chemicals and polymers business. On February 15, 2007, we announced the pending sale of our U.S. base chemicals and polymers business. For more information, see “Item 1. Business—Recent Developments—Agreement to Sell U.S. Base Chemicals and Polymers Business.”

OUTLOOK

As we enter 2007, we continue to experience many positive trends across our businesses and the markets that we serve. Raw material and energy prices have declined, while at the same time, demand and selling prices for many of our products continue to improve. We anticipate that the earnings in our Polyurethanes, Materials and Effects and Performance Products segments—the differentiated segments that will remain following the expected completion of the Pending U.S. Petrochemicals Disposition—will be higher in the first quarter of 2007 as compared to the fourth quarter of 2006 and also will be higher for the full year 2007 as compared to the full year 2006. In Pigments, we are guardedly optimistic in our outlook for the upcoming spring paint season in light of the softness in demand that we experienced in the fourth quarter of 2006. We believe that higher earnings in our differentiated segments, together with substantially lower interest expense, will have a positive impact on our earnings in the coming quarters.

RESULTS OF OPERATIONS

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 (dollars in millions):

Huntsman Corporation

	Year Ended December 31,			Percent Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Revenues	$10,623.6	$10,676.9	$9,562.5	—%	12%
Cost of goods sold	9,084.1	9,061.5	8,358.7	—%	8%
Gross profit	1,539.5	1,615.4	1,203.8	(5)%	34%
Operating expense	783.0	786.3	658.0	—%	19%
Restructuring, impairment and plant closing costs	20.0	114.1	282.9	(82)%	(60)%
Operating income	736.5	715.0	262.9	3%	172%
Interest expense, net	(350.7)	(426.6)	(612.6)	(18)%	(30)%
Loss on accounts receivable securitization program	(16.1)	(9.0)	(13.3)	79%	(32)%
Equity in income of unconsolidated affiliates	3.6	8.2	4.0	(56)%	105%
Loss on early extinguishment of debt	(27.1)	(322.5)	(25.6)	(92)%	NM
Other income (expense)	1.3	(0.1)	(0.2)	NM	(50)%
Income (loss) from continuing operations before income taxes and minority interest	347.5	(35.0)	(384.8)	NM	(91)%
Income tax benefit	49.0	6.1	72.0	703%	(92)%
Minority interests in subsidiaries’ income	(2.9)	(1.7)	(7.2)	71%	(76)%
Income (loss) from continuing operations	393.6	(30.6)	(320.0)	NM	(90)%
(Loss) income from discontinued operations (including a loss on disposal of $301.8 in 2006 and $36.4 in 2005), net of tax	(219.7)	23.7	92.3	NM	(74)%
Extraordinary gain on the acquisition of a business, net tax of nil	55.9	—	—	NM	NM
Cumulative effect of changes in accounting principle, net of tax	—	(27.7)	—	NM	NM
Net income (loss)	229.8	(34.6)	(227.7)	NM	(85)%
Interest expense, net	350.7	426.6	612.6	(18)%	(30)%
Income tax benefit from continuing operations	(49.0)	(6.1)	(72.0)	703%	(92)%
Income tax expense from discontinued operations and cumulative effect of changes in accounting principle	34.0	26.7	42.9	27%	(38)%
Depreciation and amortization	465.7	500.8	536.8	(7)%	(7)%
EBITDA(1)	$1,031.2	$913.4	$892.6	13%	2%
Net cash provided by operating activities	$893.1	$968.6	$180.8	(8)%	436%
Net cash provided by (used in) investing activites	173.9	(463.7)	(230.0)	NM	102%
Net cash (used in) provided by financing activities	(961.2)	(603.0)	83.5	59%	NM

NM—Not meaningful.

Huntsman International

	Year Ended December 31,			Percent Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Revenues	$10,623.6	$10,676.9	$9,562.5	—%	12%
Cost of goods sold	9,067.1	9,043.9	8,337.3	—%	8%
Gross profit	1,556.5	1,633.0	1,225.2	(5)%	33%
Operating expense	782.5	787.1	654.7	(1)%	20%
Restructuring, impairment and plant closing costs	20.0	114.1	282.9	(82)%	(60)%
Operating income	754.0	731.8	287.6	3%	154%
Interest expense, net	(355.2)	(425.6)	(592.6)	(17)%	(28)%
Loss on accounts receivable securitization program	(16.1)	(9.0)	(13.3)	79%	(32)%
Equity in income of unconsolidated affiliates	3.6	8.2	4.0	(56)%	105%
Loss on early extinguishment of debt	(39.0)	(167.3)	(25.6)	(77)%	554%
Other income (expense)	1.3	(0.2)	(0.2)	NM	—%
Income (loss) from continuing operations before income taxes and minority interest	348.6	137.9	(340.1)	153%	NM
Income tax benefit (expense)	30.0	(13.2)	66.3	NM	NM
Minority interests in subsidiaries’ income	(2.9)	(1.7)	(7.2)	71%	(76)%
Income (loss) from continuing operations	375.7	123.0	(281.0)	205%	NM
(Loss) income from discontinued operations (including a loss on disposal of $280.1 in 2006 and $36.4 in 2005), net of tax	(198.0)	25.2	93.3	NM	(73)%
Extraordinary gain on the acquisition of a business, net of tax of nil	55.9	—	—	NM	NM
Cumulative effect of changes in accounting principle, net of tax	—	(27.5)	—	NM	NM
Net income (loss)	233.6	120.7	(187.7)	94%	NM
Interest expense, net	355.2	425.6	592.6	(17)%	(28)%
Income tax (benefit) expense from continuing operations	(30.0)	13.2	(66.3)	NM	NM
Income tax expense from discontinued operations and cumulative effect of changes in accounting principle	34.0	26.3	43.4	29%	(39)%
Depreciation and amortization	439.1	473.9	499.0	(7)%	(5)%
EBITDA(1)	$1,031.9	$1,059.7	$881.0	(3)%	20%
Net cash provided by operating activities	$883.5	$981.0	$181.1	(10)%	442%
Net cash provided by (used in) investing activites	159.2	(308.8)	(222.5)	NM	39%
Net cash (used in) provided by financing activities	(943.8)	(780.9)	83.4	21%	NM

NM—Not meaningful.

For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Year Ended December 31,
	2006	2005	2004
Loss on early extinguishment of debt	$(27.1)	$(322.5)	$(25.6)
Loss on accounts receivable securitization program	(16.1)	(9.0)	(13.3)
Legal and contract settlement expense, net	—	—	(6.6)
Amounts included in discontinued operations	161.8	150.8	197.1
Cumulative effect of changes in accounting principle	—	(30.6)	—
Loss on sale of businesses/assets, net	(209.4)	(36.4)	—
Recovery of property losses	8.8	—	—
Extraordinary gain on the acquisition of a business	55.9	—	—
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	2.7	(13.4)	(36.9)
Materials and Effects	(3.8)	(0.5)	(9.0)
Performance Products	(2.2)	(11.1)	(97.5)
Pigments	(3.8)	(30.1)	(123.3)
Polymers	(4.4)	(51.6)	(13.6)
Base Chemicals	(8.3)	(6.2)	(0.3)
Corporate and other	(0.2)	(1.2)	(2.3)
Total restructuring, impairment and plant closing costs	(20.0)	(114.1)	(282.9)
Total	$(46.1)	$(361.8)	$(131.3)

Huntsman International

	Year Ended December 31,
	2006	2005	2004
Loss on early extinguishment of debt	$(39.0)	$(167.3)	$(25.6)
Loss on accounts receivable securitization program	(16.1)	(9.0)	(13.3)
Legal and contract settlement expense, net	—	—	(6.6)
Amounts included in discontinued operations	161.8	150.8	197.1
Cumulative effect of changes in accounting principle	—	(30.8)	—
Loss on sale of businesses/assets, net	(187.7)	(36.4)	—
Recovery of property losses	8.8	—	—
Extraordinary gain on the acquisition of a business	55.9	—	—
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	2.7	(13.4)	(36.9)
Materials and Effects	(3.8)	(0.5)	(9.0)
Performance Products	(2.2)	(11.1)	(97.5)
Pigments	(3.8)	(30.1)	(123.3)
Polymers	(4.4)	(51.6)	(13.6)
Base Chemicals	(8.3)	(6.2)	(0.3)
Corporate and other	(0.2)	(1.2)	(2.3)
Total restructuring, impairment and plant closing costs	(20.0)	(114.1)	(282.9)
Total	$(36.3)	$(206.8)	$(131.3)

NM—Not meaningful.

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

Huntsman Corporation

	Year Ended December 31,			Percent Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
EBITDA	$1,031.2	$913.4	$892.6	13%	2%
Depreciation and amortization	(465.7)	(500.8)	(536.8)	(7)%	(7)%
Interest expense, net	(350.7)	(426.6)	(612.6)	(18)%	(30)%
Income tax benefit from continuing operations	49.0	6.1	72.0	703%	(92)%
Income tax expense from discontinued operations and cumulative effect of changes in accounting principle, net of tax	(34.0)	(26.7)	(42.9)	27%	(38)%
Net income (loss)	229.8	(34.6)	(227.7)	NM	(85)%
Cumulative effect of changes in accounting principle, net of tax	—	27.7	—	NM	NM
Extraordinary gain on the acquisition of a business, net of tax	(55.9)	—	—	NM	NM
Equity in income of investment in unconsolidated affiliates	(3.6)	(8.2)	(4.0)	(56)%	105%
Depreciation and amortization	465.7	500.8	536.8	(7)%	(7)%
Loss on disposal of businesses/assets	209.4	35.4	2.4	492%	NM
Noncash restructuring, impairment and plant closing costs	18.1	58.6	138.0	(69)%	(58)%
Loss on early extinguishment of debt	27.1	322.5	25.6	92%	NM
Noncash interest expense	5.1	49.8	166.0	(90)%	(70)%
Deferred income taxes	(82.4)	(3.1)	(64.5)	NM	(95)%
Net unrealized (gain) loss on foreign currency transactions	(42.4)	15.3	(111.7)	NM	NM
Other, net	32.1	2.1	(6.1)	NM	NM
Changes in operating assets and liabilites	90.1	2.3	(274.0)	NM	NM
Net cash provided by operating activities	$893.1	$968.6	$180.8	(8)%	436%

NM—Not meaningful.

Huntsman International

	Year Ended December 31,			Percent Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
EBITDA	$1,031.9	$1,059.7	$881.0	(3)%	20%
Depreciation and amortization	(439.1)	(473.9)	(499.0)	(7)%	(5)%
Interest expense, net	(355.2)	(425.6)	(592.6)	(17)%	(28)%
Income tax benefit (expense) from continuing operations	30.0	(13.2)	66.3	NM	NM
Income tax expense from discontinued operations and cumulative effect of changes in accounting principle, net of tax	(34.0)	(26.3)	(43.4)	29%	(39)%
Net income (loss)	233.6	120.7	(187.7)	94%	NM
Cumulative effect of changes in accounting principle, net of tax	—	27.5	—	NM	NM
Extraordinary gain on the acquisition of a business, net of tax	(55.9)	—	—	NM	NM
Equity in income of investment in unconsolidated affiliates	(3.6)	(8.2)	(4.0)	(56)%	105%
Depreciation and amortization	439.1	473.9	499.0	(7)%	(5)%
Loss on disposal of businesses/assets	187.7	35.4	2.4	430%	NM
Noncash restructuring, impairment and plant closing costs	18.1	58.6	138.0	(69)%	(58)%
Loss on early extinguishment of debt	39.0	167.3	25.6	(77)%	554%
Noncash interest expense	8.8	47.2	145.5	(81)%	(68)%
Deferred income taxes	(63.2)	16.2	(58.3)	NM	NM
Net unrealized (gain) loss on foreign currency transactions	(42.4)	15.3	(111.7)	NM	NM
Other, net	26.6	16.1	6.1	65%	164%
Changes in operating assets and liabilites	95.7	11.0	(273.8)	770%	NM
Net cash provided by operating activities	$883.5	$981.0	$181.1	(10)%	442%

NM—Not meaningful.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, we had net income of $229.8 million on revenues of $10,623.6 million compared to a net loss of $34.6 million on revenues of $10,676.9 million for 2005. For the year ended December 31, 2006, Huntsman International had net income of $233.6 million on revenues of $10,623.6 million compared to net income of $120.7 million on revenues of $10,676.9 million for 2005. The increase of $264.4 million in our net income and the increase of $112.9 million in Huntsman International’s net income were the result of the following items:

•       Revenues for the year ended December 31, 2006 decreased by $53.3 million as compared to 2005 due principally to lower sales volumes in our Performance Products, Pigments, Polymers and Base Chemicals segments. This decrease was partially offset by increased sales volumes in our Polyurethanes and Materials and Effects segments and increased average selling prices in our Polyurethanes, Performance Products, Polymers, Pigments and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•       Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2006 decreased by $75.9 million and $76.5 million, respectively, or 5% each, as compared to 2005. This decrease in gross profit, which occurred in all of our segments except Performance Products, was mainly due to lower margins, as raw material and energy costs increased more than average selling prices during the year ended December 31, 2006 as compared to 2005. For more information, see “—Segment Analysis” below.

•       Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2006 remained relatively unchanged at $783.0 million and $782.5 million, respectively, as compared to $786.3 million and $787.1 million for 2005, respectively. Higher operating expenses related to the Textile Effects Acquisition on June 30, 2006 were offset in part by a $90.3 million gain on the sale of our U.S. butadiene and MTBE business on June 27, 2006 and a resulting reduction in operating expenses.

•       Restructuring, impairment and plant closing costs for the year ended December 31, 2006 decreased to $20.0 million from $114.1 million in 2005. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

•       Our net interest expense and Huntsman International’s net interest expense for the year ended December 31, 2006 decreased by $75.9 million and $70.4 million, or 18% and 17%, respectively, as compared to 2005. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt and from lower average interest rates despite higher underlying interest rates on variable rate borrowings.

•       Our loss on early extinguishment of debt and the loss on early extinguishment of debt of Huntsman International decreased for the year ended December 31, 2006 by $295.4 million and $128.3 million, or 92% and 77%, respectively, as compared to 2005, resulting from higher repayment of debt during 2005 primarily from the proceeds of our initial public offering and operating cash flows.

•       Our income tax benefit increased by $42.9 million to a benefit of $49.0 million for the year ended December 31, 2006 as compared with a benefit of $6.1 million for the same period in 2005. Huntsman International’s income tax benefit increased by $43.2 million to a benefit of $30.0 million for the year ended December 31, 2006 as compared with an expense of $13.2 million for the same period in 2005. Our and Huntsman International’s tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense decreased while pre-tax income increased largely due to the reversal of accruals for tax contingencies resulting from tax authority examination settlements and the favorable precedent from a court decision for another taxpayer, the release of valuation allowances in the U.K. resulting from a change in judgment about the realizability of deferred tax assets, net decreases in operating income in jurisdictions that record a tax benefit, and net increases in operating income in jurisdictions with a full valuation allowance. Additionally, on August 16, 2005 we completed the Affiliate Mergers. Prior to the Affiliate Mergers, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners. After the Affiliate Mergers, Huntsman International is treated as a corporate subsidiary and is subject to U.S. income tax. Therefore, the tax expense at Huntsman International for the years ended December 31, 2006 and December 31, 2005 are not comparable. For further information concerning taxes, see “Note 19. Income Taxes” to our consolidated financial statements included elsewhere in this report.

•       The loss from discontinued operations represents the operating results and loss on disposal of our European base chemicals and polymers business and our TDI business. Our 2006 loss from discontinued operations and the 2006 loss from discontinued operations of Huntsman International included a loss on disposal of $301.8 million and $280.1 million, respectively, related to the U.K. Petrochemicals Disposition. The income from discontinued operations in 2005 included a loss on disposal of our TDI business of $36.4 million. For further information, see “Note 3. Discontinued Operations” to our consolidated financial statements included elsewhere in this report.

•       The extraordinary gain on the acquisition of a business represents the fair value of the net assets acquired in excess of the purchase price paid for the textile effects business, after the values of all long-lived assets were reduced to zero. For more information, see “Note 4. Business Dispositions and Combinations—Textile Effects Acquisition” to our consolidated financial statements included elsewhere in this report.

•       During the fourth quarter of 2005, we adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, and recorded a charge for the cumulative effect of this change in accounting principle of $31.7 million ($0.14 per diluted share), net of tax of $4.8 million. Also in 2005, we accelerated the date of the actuarial measurement for our pension and postretirement benefit obligations from December 31 to November 30. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit for us of $4.0 million ($0.02 per diluted share), net of tax of $1.9 million, and for Huntsman International of $4.2 million, net of tax of $1.5 million, recorded effective January 1, 2005.

Segment Analysis

In the fourth quarter of 2006, our Port Neches olefins facility was transferred from our Base Chemicals segment to our Performance Products segment. All segment information for prior periods has been restated to reflect this transfer.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year Ended December 31,		Percent
	2006	2005	Change
Revenues
Polyurethanes	$3,457.2	$3,396.3	2%
Materials and Effects	1,734.6	1,185.3	46%
Performance Products	2,036.8	2,025.4	1%
Pigments	1,057.8	1,052.8	—%
Polymers	1,756.8	1,702.0	3%
Base Chemicals	963.1	1,775.5	(46)%
Eliminations	(382.7)	(460.4)	(17)%
Total	$10,623.6	$10,676.9	—%

Huntsman Corporation

	Year Ended December 31,		Percent
	2006	2005	Change
Segment EBITDA
Polyurethanes	$582.5	$676.3	(14)%
Materials and Effects	153.2	154.1	(1)%
Performance Products	207.8	164.9	26%
Pigments	112.8	115.3	(2)%
Polymers	112.8	102.7	10%
Base Chemicals	11.9	256.7	(95)%
Corporate and other	(149.8)	(556.6)	(73)%
Total	$1,031.2	$913.4	13%

Huntsman International

	Year Ended December 31,		Percent
	2006	2005	Change
Segment EBITDA
Polyurethanes	$582.5	$676.3	(14)%
Materials and Effects	153.2	154.1	(1)%
Performance Products	207.8	164.9	26%
Pigments	112.8	115.3	(2)%
Polymers	112.8	102.7	10%
Base Chemicals	11.9	256.7	(95)%
Corporate and other	(149.1)	(410.3)	(64)%
Total	$1,031.9	$1,059.7	(3)%

Polyurethanes

For the year ended December 31, 2006, Polyurethanes segment revenues increased by $60.9 million, or 2%, as compared to 2005. This increase was primarily a result of 5% growth in MDI sales volumes, partially offset by lower volumes in MTBE and a decline in MDI average selling prices. Lower average MDI selling prices were due to pricing pressures in Asia and Europe in response to the expectation of new industry capacity. The increase in MDI sales volumes was driven mainly by strong growth in insulation-related applications. MTBE revenues declined as a result of a 3% reduction in sales volumes as we improved PO/MTBE plant optimization by reducing our production of byproduct MTBE.

For the year ended December 31, 2006, Polyurethanes segment EBITDA decreased to $582.5 million as compared to $676.3 million for 2005. The decrease was a result of lower sales volumes, largely MTBE and trade sales, coupled with lower contribution margins from both MDI and MTBE. MDI margins were lower due to downward pricing pressure and record raw material costs. MTBE margins were lower as our sales of MTBE moved from the U.S. to markets outside the U.S. Polyurethanes segment EBITDA was also impacted, in part, by lower losses in 2006 from the discontinued TDI operations of $42.0 million, as compared to 2005, a gain of $8.8 million in 2006 related to property loss recoveries and lower year-on-year restructuring, impairment and plant closing costs. During the year ended December 31, 2006, our Polyurethanes segment recorded a restructuring, impairment and plant closing credit of $2.7 million as compared to a charge of $13.4 million in 2005. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Materials and Effects

Materials and Effects revenues for the year ended December 31, 2006 increased by $549.3 million, or 46%, as compared to 2005. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $461.6 million of revenue for the year ended December 31, 2006, while advanced materials revenues for the same period increased by $87.7 million, or 7%, as compared to 2005. The increase in advanced materials revenues was primarily attributable to higher sales volumes. Average selling prices were lower in Europe and Asia in response to price competition in the first half of 2006, but these lower average selling prices were offset by higher average selling prices in the Americas. Sales volumes increased in all regions and in most markets as a result of improved demand and the introduction of additional product lines.

Materials and Effects EBITDA for the year ended December 31, 2006 decreased by $0.9 million, as compared to 2005. The textile effects business contributed $11.8 million to segment EBITDA for the year ended December 31, 2006, while advanced materials EBITDA for the same period decreased by $12.7 million, or 8%, as compared to 2005. Advanced materials EBITDA decreased primarily due to increased manufacturing and energy costs of $14.2 million and higher operating expenses of $14.1 million, partially in support of new business development initiatives and a result of a negative foreign currency exchange impact. During the year ended December 31, 2006, our Materials and Effects segment recorded restructuring, impairment and plant closing costs of $3.8 million as compared to $0.5 million in 2005. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Performance Products

For the year ended December 31, 2006, Performance Products revenues increased by $11.4 million, or 1%, as compared with 2005, primarily as the result of higher average selling prices for all major product lines partially offset by lower sales volume in certain product lines. Average selling prices increased 9% in response to higher raw material and energy costs. The 8% decline in sales volumes was principally due to lower sales of glycols and other intermediates, partially offset by improved sales volumes in our specialties product group.

For the year ended December 31, 2006, Performance Products segment EBITDA increased by $42.9 million, or 26%, as compared with 2005. This increase was primarily due to profitable growth in our specialties product group, the receipt of insurance proceeds and reduced repair costs associated with the 2005 U.S. Gulf Coast storms and lower restructuring, impairment and plant closing costs. These increases were partially offset by lower glycol earnings. During the years ended December 31, 2006 and 2005, the Performance Product segment recorded restructuring, impairment and plant closing charges of $2.2 million and $11.1 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Pigments

For the year ended December 31, 2006, Pigments revenues increased slightly to $1,057.8 million, as compared to $1,052.8 million for 2005. The increase resulted principally from a 1% increase in average selling prices, offset by a 1% decrease in sales volumes. Average selling prices increased in Europe primarily as a result of positive foreign currency exchange impacts on selling prices. Sales volumes decreased primarily due to lower customer demand in North America.

Pigments segment EBITDA for the year ended December 31, 2006 decreased by $2.5 million, or 2%, as compared to 2005, resulting primarily from lower contribution margins related to higher raw material and energy costs, offset in part by lower restructuring, impairment and plant closing costs. During the years ended December 31, 2006 and 2005, our Pigments segment recorded restructuring, impairment and plant closing charges of $3.8 million and $30.1 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Polymers

For the year ended December 31, 2006, Polymers revenues increased by $54.8 million, or 3%, as compared to 2005, mainly due to a 7% increase in average selling prices, offset in part by a 3% decrease in sales volumes. Average selling prices were higher primarily due to tighter market conditions and in response to an increase in raw material and energy costs. Sales volumes decreased as a result of continued weak demand for our Australian styrenics and expandable polystyrene products.

For the year ended December 31, 2006, Polymers segment EBITDA increased by $10.1 million, or 10%, as compared to 2005. This increase in segment EBITDA resulted principally from lower restructuring, impairment, and plant closing costs, offset somewhat by lower contribution margins as raw materials and energy costs increased more than average selling prices. During the years ended December 31, 2006 and 2005, our Polymers segment recorded restructuring, impairment and plant closing charges of $4.4 million and $51.6 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Base Chemicals

Beginning in the third quarter of 2006, the operating results of our European base chemicals and polymers business were classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

For the year ended December 31, 2006, Base Chemicals revenues decreased by $812.4 million, or 46%, as compared to 2005. This decrease was mainly due to a 50% decrease in sales volumes, partially offset by a 7% increase in average selling prices. The sales volume decrease was driven principally by 48% lower sales volumes of olefins which resulted from the fire at our Port Arthur, Texas manufacturing plant, the unplanned outages at our Jefferson County, Texas production facilities that resulted from the 2005 U.S. Gulf Coast storms and the divestiture of our U.S. butadiene and MTBE business on June 27, 2006. Higher average selling prices resulted primarily in response to higher raw material and energy costs.

For the year ended December 31, 2006, Base Chemicals segment EBITDA decreased by $244.8 million, or 95%, as compared to 2005. The decrease in segment EBITDA was due to lost sales volumes related to the fire at our Port Arthur, Texas manufacturing plant and lower contribution margins as raw material and energy costs increased more than average selling prices. We estimate that segment EBITDA was negatively impacted by approximately $166 million in 2006 due to lost olefins sales volumes and damage related to the fire at our Port Arthur, Texas plant. For further information, see “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our consolidated financial statements included elsewhere in this report. A $280.1 million loss on the U.K. Petrochemical Disposition also contributed to the lower segment EBITDA. See “Note 3. Discontinued Operations” to our consolidated financial statements included elsewhere in this report. This decrease in segment EBITDA was partially offset by a $90.3 million gain on the sale of our U.S. butadiene and MTBE business in 2006. During the year ended December 31, 2006 and 2005, our Base Chemicals segment recorded restructuring, impairment and plant closing charges of $8.3 million and $6.2 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report. Excluding impairment, EBITDA from our European base chemicals business was $165.1 million for the year ended December 31, 2006 compared to $176.1 million for the year ended December 31, 2005.

Corporate and Other—Huntsman Corporation

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business, cumulative effect of changes in accounting principle and the impact of purchase accounting adjustments. For the year ended December 31, 2006, EBITDA from corporate and other items improved by $406.8 million to a loss of $149.8 million from a loss of $556.6 million for 2005. The improvement primarily resulted from a decrease in expenses of $295.4 million related to the loss on early extinguishment of debt, an increase of $42.1 million in unallocated foreign currency gains, an extraordinary gain of $55.9 million related to the Textile Effects Acquisition and a $30.6 million cumulative effect of changes in accounting principle charge in 2005, partially offset by a $21.7 million loss attributable to the U.K. Petrochemicals Disposition.

Corporate and Other—Huntsman International

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business and cumulative effect of changes in accounting principle. For the year ended December 31, 2006, EBITDA from corporate and other items improved by $261.2 million to a loss of $149.1 million from a loss of $410.3 million for 2005. The improvement primarily resulted from a decrease in expenses of $128.3 million related to the loss on early extinguishment of debt, an increase of $42.1 million in unallocated foreign currency gains, an extraordinary gain of $55.9 million related to the Textile Effects Acquisition and a $30.8 million cumulative effect of changes in accounting principle charge in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, we had a net loss of $34.6 million on revenues of $10,676.9 million compared to a net loss of $227.7 million on revenues of $9,562.5 million for 2004. Huntsman International had net income of $120.7 million in 2005 on revenues of $10,676.9 million compared to a net loss of $187.7 million on revenues of $9,562.5 million for 2004. The improvement of $193.1 million in our net loss and the increase of $308.4 million in Huntsman International’s net income were the result of the following items:

•       Revenues for the year ended December 31, 2005 increased by $1,114.4 million, or 12%, as compared with 2004 due principally to higher average selling prices in all of our operating segments, primarily in response to higher raw materials and energy costs. For further information, see “—Segment Analysis” below.

•       Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2005 increased by $411.6 million and $407.8 million, or 34% and 33%, respectively, as compared to 2004. This increase in gross profit, which occurred in our Polyurethanes, Pigments and Polymers segments, was mainly due to higher margins as average selling prices increased more than raw material and energy costs in 2005 as compared with 2004. The decrease in gross profit in our Materials and Effects, Performance Products and Base Chemicals segments resulted from the impact of the 2005 U.S. Gulf Coast storms, which resulted in a loss of sales, repair costs and higher raw material costs. For further information, see “—Segment Analysis” below.

•       Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2005 increased by $128.3 million and $132.4 million, or 19% and 20%, respectively, as compared with 2004, primarily due to higher foreign currency losses.

•       Restructuring, impairment and plant closing costs for the year ended December 31, 2005 decreased to $114.1 million from $282.9 million in 2004. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

•       Our net interest expense and Huntsman International’s net interest expense for the year ended December 31, 2005 decreased by $186.0 million and $167.0 million, or 30% and 28%, respectively, as compared with 2004, primarily due to lower average debt balances resulting from the repayment of debt from the proceeds of our initial public offering on February 16, 2005 and operating cash flows, and from lower average interest rates despite higher underlying interest rates on variable rate borrowings.

•       Income tax expense decreased by $65.9 million to a benefit of $6.1 million for the year ended December 31, 2005 as compared with a benefit of $72.0 million for the same period in 2004. Huntsman International’s income tax expense increased to an expense of $13.2 million for the year ended December 31, 2005 compared with a benefit of $66.3 million for the same period of 2004. Increased tax expense was largely due to reduced pre-tax loss. Our and Huntsman International’s tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. The change in income tax expense includes changes in our mix of income and losses, as well as non-recurring items of expense and benefit recognized each year.

•       The loss from discontinued operations represents the operating results of our European base chemicals and polymers business and the operating results and loss on disposal of our TDI business. For further information, see “Note 3. Discontinued Operations” to our consolidated financial statements included elsewhere in this report.

•       During the fourth quarter of 2005, we adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, and recorded a charge for the cumulative effect of this change in accounting principle of $31.7 million ($0.14 per diluted share), net of tax of $4.8 million. Also in 2005, we accelerated the date of the actuarial measurement for our pension and postretirement benefit obligations from December 31 to November 30.. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit for us of $4.0 million ($0.02 per diluted share), net of tax of $1.9 million, and for Huntsman International of $4.2 million, net of tax of $1.5 million, recorded effective January 1, 2005.

Segment Analysis

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Year Ended December 31,		Percent
	2005	2004	Change
Revenues
Polyurethanes	$3,396.3	$2,818.0	21%
Materials and Effects	1,185.3	1,162.4	2%
Performance Products	2,025.4	1,945.5	4%
Pigments	1,052.8	1,048.1	—
Polymers	1,702.0	1,451.8	17%
Base Chemicals	1,775.5	1,715.3	4%
Eliminations	(460.4)	(578.6)	(20)%
Total	$10,676.9	$9,562.5	12%

Huntsman Corporation

	Year Ended December 31,		Percent
	2005	2004	Change
Segment EBITDA
Polyurethanes	$676.3	$364.0	86%
Materials and Effects	154.1	151.0	2%
Performance Products	164.9	88.5	86%
Pigments	115.3	(30.0)	NM
Polymers	102.7	77.6	32%
Base Chemicals	256.7	278.7	(8)%
Corporate and other	(556.6)	(37.2)	NM
Total	$913.4	$892.6	2%

Huntsman International

	Year Ended December 31,		Percent
	2005	2004	Change
Segment EBITDA
Polyurethanes	$676.3	$364.0	86%
Materials and Effects	154.1	151.0	2%
Performance Products	164.9	88.5	86%
Pigments	115.3	(30.0)	NM
Polymers	102.7	77.6	32%
Base Chemicals	256.7	278.7	(8)%
Corporate and other	(410.3)	(48.8)	741%
Total	$1,059.7	$881.0	20%

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

For the year ended December 31, 2005, Polyurethanes segment EBITDA increased by $312.3 million, or 86%, as compared with 2004. Segment EBITDA increased primarily as a result of higher contribution margins, with average selling prices more than offsetting increases in raw material and energy costs. Margin improvements were partially offset by higher losses from discontinued operations and the negative impact of the U.S. Gulf Coast storms. During the years ended December 31, 2005 and 2004, our Polyurethanes segment recorded a loss from discontinued operations of its TDI business of $43.9 million and $7.8 million, respectively. In addition, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $13.4 million in the year ended December 31, 2005 as compared with $36.9 million in 2004. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Materials and Effects

Materials and Effects revenues for the year ended December 31, 2005 increased by $22.9 million, or 2%, as compared with 2004, primarily attributable to an 8% increase in average selling prices, with sales volumes down 6%. Average selling prices were higher due to price increase initiatives in certain markets in response to higher raw material costs and due to a higher value product mix. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, which were more than offset by lower sales volumes of basic epoxy resins in the coatings, construction and adhesives markets and reduced volumes of electronic laminates products.

Materials and Effects segment EBITDA for the year ended December 31, 2005 increased by $3.1 million, or 2%, as compared with 2004. Segment EBITDA improved on higher revenues and an improved product mix, resulting from increased sales volumes of higher margin adhesives and power and composite engineering applications. These improvements more than offset higher raw material costs caused principally by decreased supplies of materials and higher energy prices related to the U.S. Gulf Coast storms and a reduction of $8.7 million in legal and contract settlement gains. In addition, our Materials and Effects segment recorded restructuring, impairment and plant closing costs of $0.5 million and $9.0 million during the years ended December 31, 2005 and 2004, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Performance Products

For the year ended December 31, 2005, Performance Products revenues increased by $79.9 million, or 4%, as compared with 2004, primarily as a result of higher average selling prices for all major product lines, offset by lower sales volumes in certain product lines. Overall, average selling prices increased by 17% in response to higher raw material and energy costs and improved market conditions for certain products. Sales volumes declined by 11% principally due to the loss of production volume in the U.S. related to the

U.S. Gulf Coast storms and the unplanned outage at our PO facility, together with lower sales of glycols and certain surfactants.

For the year ended December 31, 2005, Performance Products segment EBITDA increased by $76.4 million, or 86%, as compared with 2004, resulting primarily from lower restructuring, impairment and plant closing costs and higher margins, partially offset by lower sales volumes and the negative impact of the U.S. Gulf Coast storms. During the years ended December 31, 2005 and 2004, the Performance Products segment recorded restructuring, impairment and plant closing charges of $11.1 million and $97.5 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

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

Pigments segment EBITDA for the year ended December 31, 2005 increased by $145.3 million to $115.3 million from negative $30.0 million for 2004. During the years ended December 31, 2005 and 2004, our Pigments segment recorded restructuring, impairment and plant closing charges of $30.1 million and $123.3 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report. This increase in segment EBITDA during 2005 was due primarily to the combination of lower restructuring, impairment and plant closing costs, $15.1 million of lower legal settlement costs related to Discoloration Claims and higher margins during 2005.

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

For the year ended December 31, 2005, Polymers segment EBITDA increased by $25.1 million, or 32%, as compared to 2004. This increase in segment EBITDA resulted from higher contribution margins, as average selling prices increased more than raw material and energy costs, and was partially offset by higher restructuring, impairment and plant closing costs. During the years ended December 31, 2005 and 2004, our Polymers segment recorded restructuring, impairment and plant closing charges of $51.6 million and $13.6 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

Base Chemicals

Beginning in the third quarter of 2006, the operating results of our European base chemicals and polymers business were classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our

European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

For the year ended December 31, 2005, Base Chemicals revenues increased by $60.2 million, or 4%, as compared with 2004. This increase was due mainly to a 29% increase in average selling prices, partially offset by a 19% decrease in sales volumes. Higher average selling prices were primarily due to improved market conditions and in response to higher raw material and energy costs. The sales volume decrease was driven principally by a loss of production volume in the U.S. related to the U.S. Gulf Coast storms.

For the year ended December 31, 2005, Base Chemicals segment EBITDA decreased by $22.0 million, or 8%, as compared with 2004. This decrease in segment EBITDA was primarily due to slightly lower contribution margins, as higher average selling prices were more than offset by higher raw materials and energy costs. The increase in raw materials and energy costs during 2005 were caused principally by decreased supplies of materials and energy sources related to the U.S. Gulf Coast storms. EBITDA was also lower due to lost production in the U.S. related to the U.S. Gulf Coast storms. During the years ended December 31, 2005 and 2004, our Base Chemicals segment recorded restructuring, impairment and plant closing charges of $6.2 million and $0.3 million, respectively. For further information concerning restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report. EBITDA from our European base chemicals business was $176.1 million for the year ended December 31, 2005 and $223.6 million for the year ended December 31, 2004.

Corporate and Other—Huntsman Corporation

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on the sale of accounts receivable, loss on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries’ (income) loss. For the year ended December 31, 2005, EBITDA from corporate and other items decreased by $519.4 million to a loss of $556.6 million from a loss of $37.2 million for 2004. The decrease in 2005 period EBITDA resulted primarily from a $296.9 million increase in losses on early extinguishment of debt, a $147.6 million increase in unallocated foreign currency losses, $28.3 million higher incentive compensation and $30.6 million on cumulative effect of changes in accounting principle.

Corporate and Other—Huntsman International

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on the sale of accounts receivable, loss on the early extinguishment of debt, other non-operating income and expense and minority interest in subsidiaries’ (income) loss. For the year ended December 31, 2005, EBITDA from corporate and other items decreased by $361.5 million to a loss of $410.3 million from a loss of $48.8 million for 2004. The decrease in 2005 period EBITDA resulted primarily from a $141.7 million increase in losses on early extinguishment of debt, a $147.6 million increase in unallocated foreign currency losses, $28.3 million higher incentive compensation and a charge of $30.8 million for the cumulative effect of changes in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of our liquidity and capital resources. Pursuant to General Instructions I(1)(a) and (b) of Form 10-K, Huntsman International is filing this report with a reduced disclosure format.

Cash for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net cash provided by operating activities for the years ended December 31, 2006 and 2005 was $893.1 million and $968.6 million, respectively. The decrease in cash provided by operations was primarily attributable to lower operating results from our business operations as described in “Results of Operations” above.

Net cash provided by (used in) investing activities for the year ended December 31, 2006 and 2005 was $173.9 million and $(463.7) million, respectively. During the years ended December 31, 2006 and 2005, we invested $549.9 million and $338.7 million, respectively, in capital expenditures. The increase in 2006 capital expenditures was largely attributable to increased spending on the Wilton, U.K. LDPE facility that we sold in the U.K. Petrochemical Disposition. During the year ended December 31, 2006, we spent approximately $176 million on the construction of the Wilton, U.K. LDPE facility as compared to approximately $37 million in 2005. In addition, during 2006, we spent approximately $23 million relating to the construction of our polyetheramine manufacturing facility in Jurong Island, Singapore, in addition to other expansionary capital projects. Also during the year ended December 31, 2006, we acquired the textile effects business for $176.9 million, net of cash acquired, and sold our U.S. butadiene and MTBE business for $274.0 million (of which $204.0 million was collected during 2006, while the additional $70.0 million will be payable upon the restart of our Port Arthur olefins facility, if certain conditions are met). In 2006, we also sold our European base chemicals and polymers business for $685.0 million in cash. During 2005, we acquired the minority interest in Huntsman Advanced Materials for $124.8 million. For more information, see “Note 4. Business Dispositions and Combinations” to our consolidated financial statements included elsewhere in this report. In 2005, in connection with the initial public offering of our 5% mandatory convertible preferred stock, we prefunded our dividend obligations through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million. As reflected in financing activities, we used $14.4 million and $10.8 million of these government securities to pay dividends during the years ended December 31, 2006 and 2005, respectively.

Net cash used in financing activities for the year ended December 31, 2006 was $961.2 million as compared to $603.0 million in 2005. This change in net cash used by financing activities is mainly a result of net repayments of debt during the year ended December 31, 2005 of $1,928.3 million, primarily as a result of our initial public offering of common stock and mandatory convertible preferred stock in the first quarter of 2005. As a result of our initial public offering, we received $1,491.9 million of net proceeds. Also, during the year ended December 31, 2005, we used approximately $146.0 million to pay premiums associated with repayment of indebtedness. During the year ended December 31, 2006, we had net repayments under our debt arrangements of $913.8 million and used $30.4 million to pay premiums associated with repayment of indebtedness. Included in the 2006 debt repayments were $650.0 million in principal repayments from the proceeds of our U.K. Petrochemicals Disposition.

Cash for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net cash provided by operating activities for the years ended December 31, 2005 and 2004 was $968.6 million and $180.8 million, respectively. The increase in cash provided by operations was primarily attributable to a significant improvement in operating results and a decrease in interest paid as described in “Results of Operations” above.

Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $463.7 million and $230.0 million, respectively. The increase in cash used in investing activities was largely attributable to our 2005 acquisition of the minority interest of Huntsman Advanced Materials for $124.8 million and higher capital expenditures of $112.1 million resulting partly from increased capital expenditures in HPS, our consolidated Chinese splitting joint venture of $38 million, and in our LDPE facility under construction at Wilton, U.K. of approximately $37 million. In addition, in connection with our initial public offering of the 5% mandatory convertible preferred stock on February 16, 2005, we prefunded our dividends through the mandatory conversion date of February 16, 2008 with investments in government securities of $40.9 million, of which approximately $10.8 million were used to pay dividends during the year ended December 31, 2005.

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

Changes in Financial Condition

The following information summarizes our working capital position as of December 31, 2006 (after giving effect to the sale of our U.S. butadiene and MTBE business, the U.K. Petrochemicals Disposition and the Textile Effects Acquisition) and December 31, 2005 (dollars in millions):

	December 31,			Adjusted December 31,	December 31,	Increase	Percent
	2006	Dispositions	Acquisition	2006 Subtotal	2005	(Decrease)	Change
Cash and cash equivalents	$263.2	$—	$(26.7)	$236.5	$142.8	$93.7	66%
Accounts receivable, net	1,257.3	212.4	(234.6)	1,235.1	1,482.6	(247.5)	(17)%
Inventories, net	1,520.1	181.7	(232.6)	1,469.2	1,309.2	160.0	12%
Prepaid expenses	55.7	16.6	(2.5)	69.8	46.2	23.6	51%
Deferred income taxes	64.6	—	(4.8)	59.8	31.2	28.6	92%
Other current assets	175.7	—	(66.4)	109.3	84.0	25.3	30%
Total current assets	3,336.6	410.7	(567.6)	3,179.7	3,096.0	83.7	3%
Accounts payable	1,018.2	179.2	(110.8)	1,086.6	1,093.5	(6.9)	(1)%
Accrued liabilities	857.6	37.9	(147.5)	748.0	747.2	0.8	—%
Deferred income taxes	9.4	—	(3.4)	6.0	2.4	3.6	150%
Current portion of long-term debt	187.9	—	—	187.9	44.6	143.3	321%
Total current liabilities	2,073.1	217.1	(261.7)	2,028.5	1,887.7	140.8	7%
Working capital	$1,263.5	$193.6	$(305.9)	$1,151.2	$1,208.3	$(57.1)	(5)%

During the year ended December 31, 2006, our working capital position was significantly impacted by the three transactions referenced above. Excluding these dispositions and acquisitions, our working capital decreased by $57.1 million as a result of the net impact of the following significant changes:

•       The increase in cash and cash equivalents of $93.7 million resulted from the matters identified in the Consolidated Statements of Cash Flows contained in our consolidated financial statements included elsewhere in this report.

•       Accounts receivable decreased by $247.5 million primarily due to an increase in outstanding receivables sold under our A/R Securitization Program of approximately $141 million and to lower accounts receivable from our U.S. base chemicals business resulting from lost sales at our Port Arthur olefins manufacturing plant that was damaged by fire. For more information see “Note 22. Casualty Losses and Insurance Recoveries” to our consolidated financial statements included elsewhere in this report.

•       Inventories increased $160.0 million primarily due to an increase in inventory volumes and the effect of changes in foreign currency exchange rates.

•       The increase in prepaid expenses of $23.6 million was mainly attributable to an increase in prepaid insurance resulting from higher premiums associated with our recent insurance claims.

•       The $28.6 million increase in deferred income taxes was primarily due to insurance recoveries that were deferred for financial reporting purposes but included in taxable income. For further information, see “Note 22. Casualty Losses and Insurance Recoveries” to our consolidated financial statements included elsewhere in this report.

•       Other current assets increased by $25.3 million primarily due to an increase in spare parts expected to be used within one year.

•       Current portion of long-term debt increased by $143.3 million primarily due to an increase in the current classification of $58.2 million of non-recourse debt in our Australian subsidiaries that becomes due in August 2007, an increase of $16.2 million of insurance premium financing and $75.0 million of Term Loan debt voluntarily repaid in January 2007.

Debt and Liquidity

Senior Credit Facilities

As of December 31, 2006, our senior secured credit facilities (the “Senior Credit Facilities”) consisted of our (i) $650 million revolving facility (the “Revolving Facility”), (ii) $1,614.2 million term loan B facility (the “Dollar Term Loan”), and (iii) €73.9 million ($97.0 million) term loan B facility (the “Euro Term Loan” and, collectively with the Dollar Term Loan, the “Term Loans”). As of December 31, 2006, there were no borrowings outstanding under the Revolving Facility, and we had $43.5 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility. The Revolving Facility matures in 2010 and the Term Loans mature in 2012; provided, however, that the maturities of the Revolving Facility and the Term Loans will accelerate if we do not repay all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

At the present time, borrowings under the Revolving Facility and the Dollar Term Loan bear interest at LIBOR plus 1.75% and borrowings under the Euro Term Loan currently bear interest at EURIBOR plus 2.00%. At our option, the Revolving Facility may bear interest at a rate equal to: (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.25% and 1.75%, depending on our applicable leverage ratio; and (ii) a prime-based rate plus an applicable margin ranging between 0.25% and 0.75%, depending on our applicable leverage ratio. At our option, the Term Loans may bear interest at a rate equal to: (i) LIBOR plus an applicable margin ranging between 1.50% and 1.75%, depending on our applicable leverage ratio or, with respect to the Euro Term Loan only, at EURIBOR plus an applicable margin ranging between 1.75% and 2.00%; and (ii) a prime-based rate plus an applicable margin ranging between 0.50% and 0.75%, depending on our applicable leverage ratio.

As of December 31, 2006, the weighted average interest rate on the Senior Credit Facilities was approximately 7.0%. Our obligations under the Senior Credit Facilities are guaranteed by our guarantor subsidiaries, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (the “Guarantors”), and are secured by a first priority lien (generally shared with the holders of the 2010 Secured Notes) on substantially all of our domestic property, plant and equipment, the stock of all of or our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between various of our subsidiaries. The agreements governing the Senior Credit Facilities contain financial covenants typical for these types of agreements, including a minimum interest rate coverage ratio, a maximum debt-to-EBITDA ratio and a limit on capital expenditures. The credit agreements also contain customary restrictions or limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates and other customary default provisions.

We entered into an amendment to our Senior Credit Facilities on June 30, 2006 to provide for an additional $100 million of borrowings under the Dollar Term Loan. We borrowed the additional amounts under the Dollar Term Loan in July and used the proceeds to redeem all of our $100 million outstanding senior floating rate notes due 2011 at a call price of 104.0% of the aggregate principal amount thereof. The June 30, 2006 amendment also modified certain other provisions in our Senior Credit Facilities, including certain financial covenants. During the 2006 we made several voluntary repayments under our Senior Credit Facilities from available liquidity, including payments of $50 million in April 2006 and $50 million in August 2006.

On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our Term Loans ($70.8 million on the Dollar Term Loan and €3.25 million on the Euro Term Loan) with available liquidity. In addition, on December 29, 2006 we used a portion of the net proceeds from the U.K. Petrochemicals Disposition to repay $400 million U.S. dollar equivalents on our Term Loans ($377.3 million on the Dollar Term Loan and €17.3 million on the Euro Term Loan).

Secured Notes

As of December 31, 2006, Huntsman International had outstanding $296.0 million aggregate principal amount ($294.0 million book value and $455.4 million original aggregate principal amount) under its 11.625% senior secured notes due 2010 (the “2010 Secured Notes”). The 2010 Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount plus accrued interest, declining ratably to par on and after October 15, 2009. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the Senior Credit Facilities as described above (other than capital stock of Huntsman International’s subsidiaries), shared equally with the lenders on the Senior Credit Facilities, subject to certain intercreditor arrangements.

The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2010 Secured Notes also contain provisions requiring us to offer to repurchase the notes upon a change of control.

Senior Notes

As of December 31, 2006, Huntsman International had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% senior notes due 2012 (the “2012 Senior Notes”). Interest on the 2012 Senior Notes is payable semiannually in January and July of each year. The 2012 Senior Notes are redeemable after July 15, 2008 at 105.75% of the principal amount plus accrued interest, declining ratably to par on and after July 15, 2010.

The 2012 Senior Notes are unsecured obligations. The indentures governing Huntsman International’s 9.875% senior notes due 2009 (the “2009 Senior Notes”) and the 2012 Senior Notes contain covenants, among other things, relating to the incurrence of debt and limitations on distributions and certain restricted payments, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2012 Senior Notes contain provisions requiring us to offer to repurchase the notes upon a change of control.

On December 29, 2006, we used a portion of the net proceeds from the U.K. Petrochemicals Disposition to legally defease the outstanding $250 million of our 2009 Senior Notes. We deposited sufficient funds with the trustee for redemption and irrevocably assigned all rights and title to these funds to the trustee for the benefit of the note holders. The notes are scheduled for redemption by the trustee on March 1, 2007 at a price of 102.468% of the aggregate principal amount plus accrued interest. On July 13, 2006, we entered into a transaction to repurchase $37.5 million of the 2009 Senior Notes at a price of approximately 105% of the aggregate principal amount plus accrued interest. In addition, on August 14, 2006 and on September 20, 2006, we completed redemptions of $62.5 million and $100.0 million, respectively, of the 2009 Senior Notes at a call price of 104.937% of the aggregate principal amount plus accrued interest.

In accordance with an amendment to our Senior Credit Facilities, on July 14, 2006, we borrowed an additional $100 million under the Dollar Term Loan and, on July 24, 2006, redeemed in full our senior floating rate notes due 2011 at 104.0% of the principal amount plus accrued interest.

Subordinated Notes

As of December 31, 2006, we had outstanding $175.0 million 7.375% senior subordinated notes due 2015 and €135.0 million ($177.2 million) 7.5% senior subordinated notes due 2015 (collectively, the “2015 Subordinated Notes”). The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount plus accrued interest, declining ratably to par on and after January 1, 2013. Under the terms of a registration rights agreement among Huntsman International, the Guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Because we did not complete the exchange offer by this date, we were required to pay additional interest on the 2015 Subordinated Notes. As of December 31, 2006, we had paid a total of $1.6 million and €1.2 million in additional interest. Additional interest ceased to accrue on December 17, 2006. Since we were not able to complete the exchange offer before this date, we withdrew the registration statement relating to the exchange offer.

As of December 31, 2006, we had outstanding €114.0 million ($149.6 million) (€450 million original aggregate principal amount) 10.125% senior subordinated notes due 2009 (the “2009 Subordinated Notes”). As of December 31, 2006, the 2009 Subordinated Notes have an unamortized premium of $1.4 million and are currently redeemable at 101.688% of the principal amount plus accrued interest, declining to par on or after July 1, 2007.

On November 13, 2006, we completed an offering of new subordinated notes consisting of €400 million (approximately $508 million on or about the offering date; $525.1 million as of December 31, 2006) 6.875% senior subordingated notes due 2013 (the “2013 Subordinated Notes”) and $200 million 7.875% senior subordinated notes due 2014 (the “2014 Subordinated Notes”). We used the net proceeds of approximately $699 million to redeem all ($366.1 million) of our outstanding U.S. dollar-denominated 10.125% 2009 Subordinated Notes and a portion (€258.0 million) of our outstanding euro-denominated 10.125% 2009 Subordinated Notes. The call price of the 2009 Subordinated Notes was 101.688% of the principal amount plus accrued interest. The 2013 Subordinated Notes are redeemable on or after November 15, 2009 at 105.156% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012. The 2014 Subordinated Notes are redeemable on or after November 15, 2010 at 103.938% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012.

Interest on the 2015 Subordinated Notes and the 2009 Subordinated Notes is payable semiannually in January and July of each year. Interest on the 2013 Subordinated Notes and the 2014 Subordinated Notes is payable semiannually in November and May of each year. All of our subordinated notes are unsecured. The indentures governing our subordinated notes contain covenants relating, among other things, to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions. Our subordinated notes are guaranteed by the Guarantors. The indentures also contain provisions requiring us to offer to repurchase the notes upon a change of control.

At the end of February 2007, we closed on substantially all of a direct private placement of $147.0 million in aggregate principal amount of U.S. dollar denominated 7.875% senior subordinated notes due November 15, 2014. These notes were issued at a premium of 104% of principal amount for a yield of 7.01% and were issued under the same indenture and are of the same series as an original placement of dollar denominated notes issued by us in November 2006. We intend to use the expected net proceeds of approximately $151.7 million to redeem all (approximately €114 million) of our remaining outstanding 2009 Subordinated Notes, which are being called for redemption on March 27, 2007, at a call price of 101.688% plus accrued interest. This refinancing is expected to reduce our annual interest expense by approximately $5 million.

Other Debt

We maintain a $25.0 million multicurrency overdraft facility used for the working capital needs for our European subsidiaries (the “European Overdraft Facility”). As of December 31, 2006, we had no borrowings outstanding under the European Overdraft Facility.

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

HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of December 31, 2006, HPS had $28.9 million outstanding in U.S. dollar borrowings and 480 million in RMB borrowings ($61.4 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2006, the interest rate was approximately 5.8% for U.S. dollar borrowings and 6.2% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning on June 30, 2007. We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS commenced operations during 2006.

Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$78.0 million ($61.4 million) as of December 31, 2006. These facilities are non-recourse to Huntsman International and bear interest at the Australian index rate plus a margin of 2.9%. As of December 31, 2006, the interest rate for these facilities was 9.3%. The Australian credit facilities mature in August 2007 and all borrowings under such facilities have been classified as current portion of debt.

In July 2006, in conjunction with our annual renewal of property and liability insurance programs, we financed substantially all of our premiums for the 2006/2007 renewal period and, at that time, Huntsman International entered into notes payable in the amount of $65.6 million due in the next twelve months. As of December 31, 2006, the outstanding amount due under these notes is $36.8 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2006, we had approximately $887.7 million of combined cash and combined unused borrowing capacity, consisting of $263.2 million in cash, $606.5 million in availability under our Revolving Facility, $15.0 million attributable to our European Overdraft Facility and approximately $3 million in availability under our A/R Securitization Program. In January 2007, we voluntarily repaid $75.0 million of Term Loan debt with available liquidity.

Our liquidity has been significantly impacted by the closing of the U.K. Petrochemicals Disposition on December 29, 2006. We sold our European base chemicals and polymers business for an aggregate purchase price of $685 million in cash, plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. We used the net proceeds to defease the remaining $250 million outstanding principal amount of our 9.875% 2009 Senior Notes and to repay $400 million of the debt under our Senior Credit Facilities.

We anticipate that, going forward, our liquidity will be impacted by the following:

•       As a result of the U.K. Petrochemicals Disposition, availability under the A/R Securitization Program is being negatively impacted during certain periods of the year when our receivables are seasonally low, such as near year-end and late summer. We anticipate this impact to be approximately $60 million during such periods; for example, at December 31, 2006, our capacity under the A/R Securitization Program was limited to approximately $446 million.

•       In connection with the U.K. Petrochemical Disposition, we agreed to make payments to SABIC of approximately $35 million (£18 million) related to the transfer of pension plan assets and liabilities. We accrued this liability in connection with the sale transaction and expect to fund the obligation in the first half of 2007. The final sales price of the U.K. Petrochemical Disposition is also subject to adjustments relating to working capital and investment in the LDPE plant currently under construction in Wilton U.K. We have accrued a liability relating to these adjustments of $14.5 million and expect to fund this obligation in the first half of 2007.

•       As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have received and anticipate receiving additional settlements of insurance claims, as well as incurring significant expenditures to rebuild the facility (see “—Casualty Losses and Insurance Recoveries” below).

•       In connection with the sale of our U.S. butadiene and MTBE business, $70 million of the purchase price will be payable to us after the restart of our Port Arthur, Texas facility that was damaged by fire and the related resumption of crude butadiene supply, provided that we achieve certain intermediate steps toward restarting the facility within 30 months of the sale.

•       We are currently finalizing the working capital settlement related to the Textile Effects Acquisition. As of December 31, 2006, we had recorded a receivable for the working capital settlement of $21.4 million related to the Textile Effects Acquisition. We expect the working capital settlement amounts to be finalized and collected during the first half of 2007.

•       We expect to realize a total value from the Pending U.S. Petrochemicals Dispositions of approximately $761 million. Under the agreement, Flint Hills Resources will acquire our U.S. base chemicals and polymers manufacturing assets for approximately $456 million in cash, plus the value of inventory on the date of closing (approximately $286 million at December 31, 2006). We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities (net, approximately $19 million at December 31, 2006), which will be liquidated for cash in the ordinary course of business following the closing. Subject to customary regulatory approvals and other closing conditions, the transaction is expected to close during the third quarter of 2007, following the re-start of our Port Arthur, Texas, olefins manufacturing facility. For more information, see “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our consolidated financial statements included elsewhere in this report. We expect to use the net proceeds from this transation to repay debt.

We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course.

Capital Expenditures

Excluding capital expenditures relating to the fire damage at our Port Arthur, Texas facility discussed below, we expect to spend approximately $525 million on capital projects in 2007. We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements.

We currently estimate that we will incur approximately $100 million of capital expenditures in 2007 related to the fire damage at our Port Arthur, Texas facility. In addition, we currently estimate that repair and maintenance expenses and other non-capital costs associated with the fire damage will be approximately $65 million during 2007.

Capital expenditures for the year ended December 31, 2006 were $549.9 million as compared to $338.7 million in 2005. The increase in capital expenditures in 2006 was largely attributable to increased capital expenditures at the Wilton, U.K. LDPE project which had approximately $176 million in capital spending during the year ended December 31, 2006 as compared to approximately $37 million spent in 2005. As noted, the Wilton, U.K. LDPE project was sold as part of the U.K. Petrochemicals Disposition. In addition, during 2006, we spent approximately $23 million relating to construction of our polyetheramine manufacturing facility in Jurong Island, Singapore, in addition to other expansionary capital projects. During the year ended December 31, 2006, we also completed our equity investments in HPS, our consolidated Chinese joint venture, and SLIC, our unconsolidated Chinese joint venture, and during 2006, funded approximately $15 million as equity in HPS and $14 million as equity in SLIC. HPS and SLIC commenced operations during 2006.

Contractual Obligations and Commercial Commitments

Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2006 are summarized below (dollars in millions):

	2007	2008-2009	2010-2011	After 2011	Total
Long-term debt, including current portion	$187.9	$211.2	$358.8	$2,887.4	$3,645.3
Interest(1)	284.9	551.6	476.9	298.3	1,611.7
Operating leases	53.1	92.7	68.6	104.5	318.9
Purchase commitments(2)	1,425.3	626.8	141.3	140.3	2,333.7
Total(3)	$1,951.2	$1,482.3	$1,045.6	$3,430.5	$7,909.6

(1)          Interest calculated using interest rates as of December 31, 2006.

(2)          We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2006. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our 2006 pricing for each contract. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations.

(3)          Totals do not include expected tax payments. Totals also do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2007	2008-2009	2010-2011	5-Year Avereage Annual
Pension plans	$158.6	$251.7	$266.6	135.4
Other postretirement obligations	12.4	24.6	24.2	12.3

Off-Balance Sheet Arrangements

Receivables Securitization

For a discussion of our A/R Securitization Program, see “Note 16. Securitization of Accounts Receivable” to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Financing of Chinese MDI Facilities

On September 19, 2003, our Chinese joint ventures, HPS and SLIC, obtained secured financing for the construction of production facilities. Details concerning HPS’ financing are described in “—Debt and Liquidity—Other Debt” above. SLIC obtained various committed loans in the aggregate amount of approximately $229 million in U.S. dollar equivalents. As of December 31, 2006, there were $87.7 million and RMB 1,095 million ($140.2 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring, impairment and plant closing costs, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Legal Proceedings

For a discussion of legal proceedings, see “Note 20. Commitments and Contingencies—Legal Matters” to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

Environmental, Health and Safety Matters

We are committed to achieving and maintaining compliance with all applicable EHS legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

For a further discussion of environmental, health and safety matters, see “Note 21. Environmental, Health and Safety Matters” to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see “Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report and incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements. Our significant accounting policies are summarized in “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report. Summarized below are our critical accounting policies:

Casualty Losses and Insurance Recoveries

2005 U.S. Gulf Coast Storms

On September 22, 2005, we suspended operations at our Gulf Coast facilities in Texas and Louisiana as a result of hurricane Rita. In addition, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of the hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10 million per site, while business interruption coverage does not apply for the first 60 days.

In connection with the losses incurred from hurricane Rita, we are in the process of completing insurance claims for property damage and business interruption. During 2006, we received insurance recovery advances of $12.5 million, and, on January 23, 2007, we executed a sworn statement in proof of loss with the insurance companies to receive additional insurance recovery advances of $14.0 million to be received during the first quarter of 2007. The $26.5 million of insurance recoveries are recorded in “Other operating income (expense)” on the accompanying consolidated statements of operations as they represent the recovery of losses previously recognized in prior periods, of which $13.3 million was allocated to the

Performance Products segment and $13.2 million was allocated to the Base Chemicals segment. The insurance receivable of $14.0 million is recorded within “Other current assets” on the accompanying consolidated balance sheets. We and our insurers are working to reach a settlement on the remainder of the insurance claim and we can provide no assurance with respect to the ultimate resolution of this matter.

Port Arthur, Texas Plant Fire

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site remain shutdown. The damage is significant and, while no assurances can be made, preliminary indications are that we expect to restart the facility early in the third quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10 million and business interruption coverage does not apply for the first 60 days.

During 2006 we incurred expenditures and losses for both property damage and business interruption as a result of the Port Arthur fire. Net of the $10 million deductible, we incurred approximately $17.2 million in property damages, including the write-off of damaged assets, costs to respond and clean up the facility and costs for the repair and maintenance of damaged equipment, all of which were accrued for recovery by insurance, as recovery from our insurers was considered probable. In addition, we spent approximately $18.3 million in capital to rebuild the facility.

With respect to lost profits due to business interruption, we estimate lost margins during 2006 to be approximately $195 million. Partially offsetting these lost margins, during 2006 we accrued for the recovery of costs during the non-deductible business interruption period from our insurance policies of approximately $39.2 million, as recovery from our insurers was considered probable. We estimate the lost margins for business interruption attributed to the 60 day deductible period to be approximately $50 million.

During the fourth quarter of 2006, we received insurance recovery advances of $150.0 million, of which $56.4 million was applied to our insurance receivables related to recovery of costs incurred and $93.6 million has been recorded as a deferred gain and is included in “Accrued liabilities” on the accompanying consolidated balance sheets.

The incurrence of future fixed costs during the business interruption period and the future repair and maintenance expense of the damaged equipment will be offset against the deferred gain. Any such amounts incurred above the deferred gain will be recorded as an insurance receivable if realization is deemed probable. Future insurance recovery advances, if any,  in excess of accrued fixed costs and other expenses relating to the damaged facilities will be recorded as a deferred gain, and any remaining deferred gain will not be recognized in our consolidated statements of operations until final settlement with our insurance carriers.

We currently estimate the total cost to repair and replace the damaged equipment in order to restart the facility to be approximately $200 million. We expect to collect nearly all of this amount less a $10 million deductible as property damage claimed under our insurance. The total estimable loss for business interruption will depend greatly upon such factors as future market conditions and the final duration of the outage. We continue to work with our insurance carriers on the scope of our insurance claim and we can provide no assurance with respect to the ultimate resolution of this matter.

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

Revenue arrangements that contain multiple deliverables, which relate primarily to the licensing of technology, are evaluated in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

Long-Lived Assets

The determination of useful lives of our property, plant and equipment is considered a critical accounting estimate. Such lives are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 60 years and depreciation is recorded on the straight-line method. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency declines and the useful lives of our assets would be shorter.

Management uses judgment to estimate the useful lives of our long-lived assets. If the useful lives of our property, plant and equipment as of December 31, 2006 were to have been estimated to be one year greater or one year less, then depreciation expense for the year ended December 31, 2006 would have been approximately $32 million less or $28 million greater, respectively.

We are required to evaluate our plant assets whenever events indicate that the carrying value may not be recoverable in the future or when management’s plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups to the carrying value. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. During the third quarter of 2006, we concluded that the long-lived assets of our European base chemicals and polymers business were impaired based upon the expected sales price less cost to sell. Accordingly, our Company and Huntsman International recorded impairment charges of $280.2 million and $260.2 million, respectively, during the third quarter of 2006. During the fourth quarter of 2006, we tested the PO/MTBE assets for recoverability and concluded that these assets were not impaired.

On February 15, 2007, we entered into an agreement to sell our U.S. based chemicals and polymers business and expect to realize a total value from the sale of approximately $761 million. See “Note 31. Subsequent Events” to our consolidated financial statements included elsewhere in this report. We expect to incur a loss in connection with the anticipated 2007 sale of our U.S. base chemicals and polymers business. As of December 31, 2006, these assets were classified as held and used in accordance with SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets, because these assets were not immediately available for sale in their present condition due to the required repair and restart of the Port Arthur facility. We tested these assets for recoverability using expected future cash flows together with expected proceeds from the Port Arthur fire insurance recovery and concluded that these expected future cash flows were in excess of the carrying value of the business expected to be sold. Therefore, we did not recognize an impairment charge as of December 31, 2006. We will continue to assess these assets for recoverability during 2007. As the date of sale completion nears and insurance proceeds are received, future cash flows associated with these assets will diminish and, at some point in 2007, we expect that future cash flows will no longer be sufficient to recover the carrying value of the business to be sold and we expect to recognize an impairment charge.

Restructuring and Plant Closing Costs

We have recorded restructuring charges in recent periods in connection with closing certain plant locations, work force reductions and other cost savings programs. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Also in connection with the Textile Effects Acquisition, we recorded liabilities for workforce reduction, non-cancelable lease termination costs and demolition, decommissioning and other restructuring costs. Estimates for plant closing include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for work force reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information as necessary. While management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the initial estimate, management’s estimates on a project-by-project basis have not varied to a material degree. For further discussion of our restructuring activities, see “Note 11. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements included elsewhere in this report.

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

Subsequent to acquiring Huntsman Advanced Materials in June 2003 and through December 31, 2005, substantially all non-U.S. operations of Huntsman Advanced Materials were treated as our branches for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Effective January 1, 2006, Huntsman Advanced Materials foreign operations are no longer being treated as our branches and are not subject to U.S. taxation on their earnings until those earnings are repatriated to the U.S., similar to our other non-U.S. entities.

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

Employee Benefit Programs

We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., Netherlands, Belgium and- Canada but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in the consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected return on assets, discount rates, compensation increases, mortality rates and health care costs trends. These assumptions are disclosed in “Note 18. Employee Benefit Plans” to our consolidated financial statements included elsewhere in this report.

Management, with the advice of its actuaries, uses judgment to make assumptions on which our employee benefit plan liabilities and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

	Huntsman Corporation		Huntsman International
Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(35.0)	$(489.6)	$(35.0)	$(489.6)
—1% decrease	44.9	620.4	51.3	620.4
Expected return on assets
—1% increase	(23.0)	—	(23.0)	—
—1% decrease	23.0	—	23.0	—
Rate of compensation increase
—1% increase	16.7	125.5	23.0	125.5
—1% decrease	(17.1)	(125.5)	(22.9)	(125.5)

(1)          Estimated impact on 2006 net periodic benefit cost.

(2)          Estimated impact on December 31, 2006 funded status.

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

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Expected volatility
—10% increase	$2.2	$2.2
—10% decrease	(2.0)	(2.0)
Expected life of stock options granted during the period
—10% increase	0.6	0.6
—10% decrease	(0.6)	(0.6)

(1)          Estimated impact on 2006 compensation expense.

(2)          Estimated impact on December 31, 2006 additional paid-in capital.

Environmental Reserves

Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information see “Note 21. Environmental, Health and Safety Matters” to our consolidated financial statements included elsewhere in this report.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

All derivatives, whether designed in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

We have also participated in some derivatives that were not designated as hedges and we hedge our net investment in certain European operations. Changes in the fair value of any non-designated derivative instruments and any ineffectiveness in cash flow hedges are reported in current period earnings. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive (loss) income.

INTEREST RATE RISK

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

As of December 31, 2006, we had combined outstanding variable rate borrowings of approximately $1.9 billion. Assuming a 1% increase in interest rates, without giving effect to any interest rate hedges, our annual interest rate exposure would increase by approximately $19 million.

From time to time, we may purchase interest rate swaps and/or interest rate collars to reduce the impact of changes in interest rates on our floating-rate long-term debt.

Interest rate contracts were recorded as a component of other non-current liabilities as of December 31, 2006 and 2005. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss as they are cash flow hedges, with any ineffectiveness recorded in interest expense.

As of December 31, 2006 and 2005, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	2006	2005
Notional amount	$75.0	$83.3
Fair value
Cash flow hedges	0.4	—
Non-designated derivatives	0.3	0.4
Maturity	2007-2010	2006-2010

For the years ended December 31, 2006 and 2005, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities is indicated below:

	2006	2005
Balance at January 1	$2.1	$5.2
Current period change in fair value	(0.4)	(1.9)
Reclassifications to earnings	(1.6)	(1.2)
Balance at December 31	$0.1	$2.1

During the twelve months ending December 31, 2007, accumulated other comprehensive income of approximately $0.1 million is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in U.S. dollars, euros, francs, British pounds and certain Asian currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. Our A/R Securitization Program in certain circumstances requires that we enter into forward foreign currency hedges intended to hedge currency exposures.

During the year ended December 31, 2006, we entered into foreign currency instruments to minimize the foreign currency impact on forecasted capital expenditures payable in Singapore Dollars associated with the construction of our polyetheramine manufacturing facility in Singapore. As of December 31, 2006, the notional amount of these derivative instruments is approximately 13 million Singapore dollars, and these instruments extend through April of 2007. These contracts are not designated as hedges for financial reporting purposes and are recorded at market value. Subsequent to December 31, 2006, we have entered into additional foreign currency derivatives with a notional amount of approximately 9 million Singapore dollars extending through July, 2007.

A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in some cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future (“Permanent Loans”) and the designation of certain debt and swaps as net investment hedges.

Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of December 31, 2006, we have designated approximately

€525 million of euro-denominated debt as a hedge of our net investments. As of December 31, 2006, we had approximately €1,061 million in net euro assets.

In conjunction with the November 13, 2006 offering of the 2013 Subordinated Notes and the 2014 Subordinated Notes, we redeemed a substantial portion of our U.S. dollar-denominated subordinated debt with newly issued euro-denominated subordinated debt and unwound certain existing cross-currency interest rate swaps. As of December 31, 2006, we have outstanding one cross-currency interest rate swap pursuant to which we have agreed to swap $31.1 million of 11.0% fixed rate debt payments for €25.0 million of 9.4% fixed rate debt payments. At maturity, July 15, 2007, we are required to pay principal of €25.0 million and will receive principal of $31.1 million. This swap is not designated as a hedge for financial reporting purposes. As of December 31, 2006, the fair value of this swap was $1.5 million and was recorded in other noncurrent assets in our balance sheet.

COMMODITY PRICE RISK

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the consolidated financial statements of Huntsman International required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, Deloitte & Touche LLP, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A.        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) of our Company and Huntsman International as of December 31, 2006. Based on this evaluation and the material weakness described below in “Management’s Report on Internal Control Over Financial Reporting,” our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, the disclosure controls and procedures of our Company and Huntsman International were not effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of our Company and Huntsman International.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control framework and processes for our Company and Huntsman International are designed to provide reasonable assurance to management, Huntsman International’s Board of Managers and our Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

Internal control over financial reporting for our Company and Huntsman International includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets;

•       provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management, Huntsman International’s Board of Managers and our Board of Directors;

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements; and

•       provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Our management assessed the effectiveness of internal control over financial reporting for our Company and Huntsman International and concluded that because of the material weakness described below, as of December 31, 2006, such internal control is not effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO”). Our assessment and conclusion was and is limited to the businesses we owned as of January 1, 2006, and does not pertain to the textile effects business we acquired during the year. The textile effects business, which was acquired on June 30, 2006, constituted 5% and 9% of the net assets and total assets, respectively, and 4% and 5% of the revenues and net income, respectively, of our consolidated financial statements as of and for the year ended December 31, 2006.  The textile effects business constituted 5% and 9% of the net assets and total assets, respectively, and 4% each of the revenues and net income of Huntsman International as of and for the year ended December 31, 2006. We are currently in the process of assessing internal controls for our textile effects business which will be subject to the requirements of the Sabanes-Oxley Act of 2002 beginning in 2007.

As of December 31, 2006, we had a material weakness in the financial reporting process related to the accounting for a complex, non-routine transaction. This control deficiency resulted in errors in the third quarter calculation of an impairment loss on the sale of our European base chemicals and polymers business and the corresponding recording of the sale transaction, which closed on December 29, 2006. We filed an amended quarterly report on Form 10-Q/A for the quarterly period ended September 30, 2006 to reflect an additional non-cash impairment charge of $99.0 million.

Our independent auditors, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited the consolidated financial statements prepared by our Company and Huntsman International. Their reports on the consolidated financial statements are included in “Part II, Item 8. Financial Statements and Supplementary Data.” Management’s assessment of internal control over financial reporting has been audited by Deloitte & Touche LLP, as stated in their reports included herein.

MANAGEMENT’S REMEDIATION PLAN

Management takes its role in establishing, maintaining and evaluating internal controls over financial reporting seriously and has identified and is implementing the following steps necessary to address and remediate the material weakness described in “—Management’s Report on Internal Controls over Financial Reporting” above:

•       Involve accounting personnel with appropriate technical accounting expertise early in evaluation of complex, non-routine transactions to determine how such transactions will effect our financial statements;

•       Reorganize the accounting and finance departments to ensure that accounting management with adequate technical expertise, skills and knowledge of the complex, non-routine transactions are directly involved in the review and accounting evaluation of such transactions;

•       Our internal audit department will review the accounting for all material, complex and non-routine transactions; and

•       Properly document and evidence the reviews performed by management and our internal audit department.

MANAGEMENT’S PROCESS TO ASSESS THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting. We involved employees at all levels of our Company during 2006 in training, performing and evaluating our internal controls.

Our management’s conclusion on the effectiveness of internal control over financial reporting is based on a comprehensive evaluation and analysis of the five elements of COSO. Our management considered information from multiple sources as the basis its conclusion—including self-assessments of the control activities within each work process, assessments of entity-level controls and internal control attestations from significant nonconsolidated joint ventures and external service providers, as well as from key management. In addition, our internal control processes contain self-monitoring mechanisms, and proactive steps are taken to correct deficiencies as they are identified. We also maintain an internal auditing program that independently assesses the effectiveness of internal control over financial reporting within each of the five COSO elements.

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
/s/ PETER R. HUNTSMAN	/s/ J. KIMO ESPLIN
Peter R. Huntsman	J. Kimo Esplin
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
/s/ L. RUSSELL HEALY
L. Russell Healy
Vice President and Controller
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Huntsman Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in management’s report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting related to the Textile Effects business, which was acquired on June 30, 2006, which business constitutes 5 percent and 9 percent of net and total assets, respectively, 4 percent of revenues, and 5 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting related to the Textile Effects business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the  policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s internal controls over complex, non-routine transactions were not appropriately designed, resulting in more than a remote likelihood that a material misstatement would not be prevented or detected. Our audit procedures identified a material misstatement related to the impairment and related loss on disposal of the Company’s European base chemicals and polymers business which understated the impairment loss recorded in the quarter and nine months ended September 30, 2006 by $99 million and understated the total loss on disposal of this business for the year ended December 31, 2006 by $99 million. The existence of this deficiency could cause other misstatements in the recording of complex, non-routine transactions and such potential misstatements could be material.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of FASB Statement No. 158 during 2006.

/s/ DELOITTE &TOUCHE LLP
Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
Huntsman International LLC and subsidiaries

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Huntsman International LLC and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in management’s report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting related to the Textile Effects business, which was acquired on June 30, 2006, which business constitutes 5 percent and 9 percent of net and total assets, respectively, 4 percent of revenues, and 4 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting related to the Textile Effects business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company’s internal controls over complex, non-routine transactions were not appropriately designed, resulting in more than a remote likelihood that a material misstatement would not be prevented or detected. Our audit procedures identified a material misstatement related to the impairment and related loss on disposal of the Company’s European base chemicals and polymers business which understated the impairment loss recorded in the quarter and nine months ended September 30, 2006 by $99 million and understated the total loss on disposal of this business for the year ended December 31, 2006 by $99 million. The existence of this deficiency could cause other misstatements in the recording of complex, non-routine transactions and such potential misstatements could be material.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of FASB Statement No. 158 during 2006.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our Directors (including identification of our Audit Committee’s financial expert(s)) and executive officers is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 3, 2007, and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

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

ITEM 11.         EXECUTIVE COMPENSATION

Information relating to executive compensation and our equity compensation plans is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 3, 2007, and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of our common stock by each Director and all Directors and officers of our Company as a group is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 3, 2007, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 3, 2007, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 3, 2007, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Huntsman Corporation to be held on May 3, 2007, and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to us (including Huntsman International) by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates

(collectively, “Deloitte & Touche”) in each of the last two fiscal years for the services indicated (dollars in millions):

	2006	2005
Audit Fees	$17.0	$13.1
Audit-Related Fees	1.7	1.2
Tax Fees	4.9	4.5
All Other Fees	—	—
Total	$23.6	$18.8

Audit Fees.   Fees for audit services include fees associated with annual audits, reviews of annual reports on Form 10-K and quarterly reports on Form 10-Q, statutory audits required internationally, services related to comfort letters and consents and assistance with other filings and public offering documents filed with the SEC.

Audit-Related Fees.   Fees for audit-related services principally include due diligence in connection with acquisitions and related accounting consultations, compliance with financing arrangements and attest services that were not required by statute or regulation.

Tax Fees.   Fees for tax services include tax compliance, tax advice and tax planning including, but not limited to, international tax compliance and advice, federal and state tax advice, mergers and acquisitions tax advice and assistance with the preparation of foreign tax returns (including expatriate tax return preparation).

All Other Fees.   All other fees include fees for services not included in audit fees, audit-related fees and tax fees.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed with this report.

1.                 Consolidated Financial Statements:

See Index to Consolidated Financial Statements on page F-1

Our investment in Sasol-Huntsman GmbH and Co. KG meets certain significance test requirements pursuant to Rule 3-09 of Regulation S-X for the year ended December 31, 2005. We intend to file by, June 30, 2007, an amendment to this annual report on Form 10-K to include the separate financial statements of Sasol-Huntsman GmbH and Co. KG.

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
2.1

Asset Purchase Agreement, dated as of April 5, 2006, by and among Texas Petrochemicals L.P., Huntsman Petrochemical Corporation and Huntsman Fuels, L.P. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on April 11, 2006.

2.2

Second Amendment to Asset Purchase Agreement, dated as of June 14, 2006, by and among Texas Petrochemicals L.P., Huntsman Petrochemical Corporation and Huntsman Fuels, L.P. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 16, 2006)

2.3

Asset Purchase Agreement, dated February 15, 2007 among Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LLC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on February 20, 2007)

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

4.6

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

4.7	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.6)

4.8

First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.9

Second Supplemental Indenture, dated as of August 5, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.10

Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.11	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.10)
4.12	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.10)
4.13	Form of Guarantee relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (included as Exhibit F to Exhibit 4.10)
4.14

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

4.15

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
4.19

Indenture, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, as Issuer, each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee relating to 11% Senior Secured Notes due 2010 and Senior Secured Floating Rate Notes due 2008 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.20	Form of Unrestricted Fixed Rate Note (included as Exhibit A-3 to Exhibit 4.19)
4.21	Form of Unrestricted Floating Rate Note (included as Exhibit A-4 to Exhibit 4.19)
4.22	Form of Guarantee (included as Exhibit E to Exhibit 4.19)
4.23

Registration Rights Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC and the Guarantors named therein, as Issuers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.24

First Supplemental Indenture, dated as of April 10, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.25

Second Supplemental Indenture, dated as of June 17, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.26

Third Supplemental Indenture, dated as of June 30, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.51 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))

4.27

Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)

4.28	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.27)
4.29	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.27)
4.30	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.45)
4.31

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

4.32	Form of Restricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.31)
4.33	Form of Restricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.31)
4.34	Form of Unrestricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.31)
4.35	Form of Unrestricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.31)
4.36	Form of Guarantee (included as Exhibit E to Exhibit 4.31)
4.37

Registration Rights Agreement dated as of February 10, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))

4.38	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our registration statement on Form S-1 (File No. 333-120749))
4.39

Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))

4.40

Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% Huntsman LLC Senior Notes due 2012 and Huntsman LLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.41

Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% Huntsman LLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.42

Supplemental Indenture dated August 16, 2005 to Indenture dated March 13, 2001, as amended, by and among Huntsman International LLC, the guarantors named therein, and The Bank of New York, as trustee, relating to Huntsman International LLC’s euro denominated 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.43

Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC’s dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.44

Supplemental Indenture dated August 16, 2005, to Indenture dated as of September 30, 2003  by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC’s 11 5/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.45

Supplemental Indenture dated August 16, 2005, to Indenture dated as of June 22, 2004  by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC’s 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference at Exhibit 4.10 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.46	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.7 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.47	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated be reference to Exhibit 4.8 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.48

Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7/8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7/8  Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)

4.49	Form of Restricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-1 to Exhibit 4.48)
4.50	Form of Restricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-2 to Exhibit 4.48)

4.51	Form of Unrestricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-3 to Exhibit 4.48)
4.52	Form of Unrestricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-4 to Exhibit 4.48)
4.53

Exchange and Registration Rights Agreement, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and the Purchasers as defined therein, relating to $200,000,000 aggregated principal amount of the 7 7/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006

10.1

Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))

10.2

Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

10.3

Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)

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

10.6	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.9	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.10	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10.11	Form of Executive Severance Plan (incorporated by reference to Exhibit 10.24 to amendment No. 3 to our registration statement on Form S-1 dated February 8, 2005 (File No. 333-120749))
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.13	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.24 to amendment No. 1 to our registration statement on Form S-1 dated January 6, 2005 (File No. 333-120749))
10.14	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
10.15

Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005)

10.16

Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

10.17

Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC’s 11 5/8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

10.18

Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC’s current report on Form 8-K filed on August 22, 2005)

10.19

Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to Huntsman International LLC’s current report on Form 8-K filed on August 22, 2005)

10.20	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427))
10.21	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.22	Huntsman Supplemental Executive MPP Plan (incorporated be reference to Exhibit 10.2 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.23	Amended and Restated Huntsman Supplemental Savings Plan (incorporated be reference to Exhibit 10.3 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.24	Huntsman Outside Directors Elective Deferral Plan (incorporated be reference to Exhibit 10.4 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.25

Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland), as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.26

Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.27

Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.28

Second Amended and Restated Servicing Agreement, dated as of April 18, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.29

Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)

10.30*

Withdrawal of Originator, dated November 28, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC

21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC
By:	/S/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation and in the capacities indicated on the 1st day of March 2007.

/s/ JON M. HUNTSMAN	/s/ PETER R. HUNTSMAN
Jon M. Huntsman Chairman of the Board and Director	Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN	/s/ L. RUSSELL HEALY
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ H. WILLIAM LICHTENBERGER	/s/ WAYNE A. REAUD
H. William Lichtenberger Chairman of the Nominating and Corporate Governance Committee and Director	Wayne A. Reaud Chairman of the Compensation Committee and Director
/s/ RICHARD MICHAELSON	/s/ DAVID J. MATLIN
Richard Michaelson Chairman of the Audit Committee and Director	David J. Matlin Director
/s/ MARSHA J. EVAN	/s/ CHRISTOPHER R. PECHOCK
Marsha J. Evan Director	Christopher R. Pechock Director
/s/ NOLAN D. ARCHIBALD	/s/ ALVIN V. SHOEMAKER
Nolan D. Archibald Director	Alvin V. Shoemaker Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International LLC and in the capacities indicated on the 1st day of March 2007.

/s/ JON M. HUNTSMAN	/s/ PETER R. HUNTSMAN
Jon M. Huntsman Chairman of the Board and Manager	Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)
/s/ J. KIMO ESPLIN	/s/ L. RUSSELL HEALY
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	L. Russell Healy Vice President and Controller (Principal Accounting Officer)
/s/ SAMUEL D. SCRUGGS
Samuel D. Scruggs Manager

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman Holdings LLC and Huntsman Corporation were combined for all periods presented.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, on January 1, 2005; FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005; and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, on December 31, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company changed the measurement date for its pension and other postretirement benefit plans from December 31 to November 30 during 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$263.2	$142.8
Accounts and notes receivables (net of allowance for doubtful accounts of $39.0 and $33.7, respectively)	1,243.2	1,475.2
Accounts receivable from affiliates	14.1	7.4
Inventories, net	1,520.1	1,309.2
Prepaid expenses	55.7	46.2
Deferred income taxes	64.6	31.2
Other current assets	175.7	84.0
Total current assets	3,336.6	3,096.0
Property, plant and equipment, net	4,059.4	4,643.2
Investment in unconsolidated affiliates	201.0	175.6
Intangible assets, net	187.6	216.3
Goodwill	90.2	91.2
Deferred income taxes	190.4	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	379.7	551.0
Total assets	$8,444.9	$8,870.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,006.2	$1,093.5
Accounts payable to affiliates	12.0	—
Accrued liabilities	857.6	747.2
Deferred income taxes	9.4	2.4
Current portion of long-term debt	187.9	44.6
Total current liabilities	2,073.1	1,887.7
Long-term debt	3,457.4	4,413.3
Deferred income taxes	192.6	258.3
Other noncurrent liabilities	955.8	770.2
Total liabilities	6,678.9	7,329.5
Minority interests in common stock of consolidated subsidiaries	29.4	20.4
Commitments and contingencies (Notes 20 and 21)
Stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,549,461 and 221,200,997 issued and 220,652,429 and 220,451,484 outstanding in 2006 and 2005, respectively	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,798.4	2,779.8
Unearned stock-based compensation	(12.5)	(11.8)
Accumulated deficit	(1,277.6)	(1,505.8)
Accumulated other comprehensive loss	(61.4)	(31.3)
Total stockholders’ equity	1,736.6	1,520.6
Total liabilities and stockholders’ equity	$8,444.9	$8,870.5

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Year ended December 31,
	2006	2005	2004
Revenues:
Trade sales, services and fees	$10,543.7	$10,570.7	$9,506.9
Related party sales	79.9	106.2	55.6
Total revenues	10,623.6	10,676.9	9,562.5
Cost of goods sold	9,084.1	9,061.5	8,358.7
Gross profit	1,539.5	1,615.4	1,203.8
Operating expenses:
Selling, general and administrative	795.3	660.6	638.8
Research and development	115.4	95.5	96.2
Other operating (income) expense	(127.7)	30.2	(77.0)
Restructuring, impairment and plant closing costs	20.0	114.1	282.9
Total expenses	803.0	900.4	940.9
Operating income	736.5	715.0	262.9
Interest expense, net	(350.7)	(426.6)	(607.2)
Interest expense—affiliate	—	—	(5.4)
Loss on accounts receivable securitization program	(16.1)	(9.0)	(13.3)
Equity in income of investment in unconsolidated affiliates	3.6	8.2	4.0
Loss on early extinguishment of debt	(27.1)	(322.5)	(25.6)
Other income (expense)	1.3	(0.1)	(0.2)
Income (loss) from continuing operations before income taxes and minority interest	347.5	(35.0)	(384.8)
Income tax benefit	49.0	6.1	72.0
Minority interest in subsidiaries’ income	(2.9)	(1.7)	(7.2)
Income (loss) from continuing operations	393.6	(30.6)	(320.0)
(Loss) income from discontinued operations (including loss on disposal of $301.8 in 2006 and $36.4 in 2005), net of tax	(219.7)	23.7	92.3
Income (loss) before extraordinary gain and accounting changes	173.9	(6.9)	(227.7)
Extraordinary gain on the acquisition of a business, net of tax of nil	55.9	—	—
Cumulative effect of changes in accounting principle, net of tax of $2.9	—	(27.7)	—
Net income (loss)	229.8	(34.6)	(227.7)
Preferred stock dividends	—	(43.1)	(87.7)
Net income (loss) available to common stockholders	$229.8	$(77.7)	$(315.4)
Net income (loss)	$229.8	$(34.6)	$(227.7)
Other comprehensive income (loss)	149.0	(212.3)	70.5
Comprehensive income (loss)	$378.8	$(246.9)	$(157.2)
Basic income (loss) per share:
Income (loss) from continuing operations	$1.78	$(0.33)	$(1.85)
(Loss) income from discontinued operations, net of tax	(0.99)	0.11	0.42
Extraordinary gain on the acquisition of a business, net of tax	0.25	—	—
Cumulative effect of changes in accounting principle, net of tax	—	(0.13)	—
Net income (loss)	$1.04	$(0.35)	$(1.43)
Weighted average shares	220.6	220.5	220.5
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.69	$(0.33)	$(1.85)
(Loss) income from discontinued operations, net of tax	(0.94)	0.11	0.42
Extraordinary gain on the acquisition of a business, net of tax	0.24	—	—
Cumulative effect of changes in accounting principle, net of tax	—	(0.13)	—
Net income (loss)	$0.99	$(0.35)	$(1.43)
Weighted average shares	233.1	220.5	220.5

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Millions)

	Shares
	Common Stock	Mandatory convertible preferred stock	Common stock	Preferred members’ interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock- based compensation	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance, January 1, 2004	—	—	$ —	$ 194.4	$ —	$ 800.2	$ —	$ (1,243.5)	$ 61.2	$ (187.7)
Net loss	—	—	—	—	—	—	—	(227.7)	—	(227.7)
Purchase accounting adjustment	—	—	—	1.3	—	—	—	—	49.3	50.6
Other comprehensive income	—	—	—	—	—	—	—	—	70.5	70.5
Dividends accrued on redeemable preferred member’s interest	—	—	—	—	—	(87.7)	—	—	—	(87.7)
Balance, December 31, 2004	—	—	—	195.7	—	712.5	—	(1,471.2)	181.0	(382.0)
Net loss	—	—	—	—	—	—	—	(34.6)	—	(34.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(212.3)	(212.3)
Exchange of previous common and preferred members’ interest and warrants for common stock	164,769,665	—	1.6	(195.7)	—	885.5	—	—	—	691.4
Issuance of common stock and mandatory convertible preferred stock	55,681,819	5,750,000	0.6	—	287.5	1,203.8	—	—	—	1,491.9
Issuance of nonvested stock awards	—	—	—	—	—	16.3	(16.3)	—	—	—
Recognition of stock-based compensation	—	—	—	—	—	4.8	4.5	—	—	9.3
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	(43.1)
Balance, December 31, 2005	220,451,484	5,750,000	2.2	—	287.5	2,779.8	(11.8)	(1,505.8)	(31.3)	1,520.6
Net income	—	—	—	—	—	—	—	229.8	—	229.8
Other comprehensive income	—	—	—	—	—	—	—	—	149.0	149.0
Issuance of nonvested stock awards	—	—	—	—	—	9.0	(9.0)	—	—	—
Vesting of stock awards	278,531	—	—	—	—	0.2	—	—	—	0.2
Recognition of stock-based compensation	—	—	—	—	—	9.4	8.3	—	—	17.7
Cumulative effect of adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(179.1)	(179.1)
Repurchase and cancellation of stock awards	(77,586)	—	—	—	—	—	—	(1.6)	—	(1.6)
Balance, December 31, 2006	220,652,429	5,750,000	$ 2.2	$ —	$ 287.5	$ 2,798.4	$ (12.5)	$ (1,277.6)	$ (61.4)	$ 1,736.6

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net income (loss)	$229.8	$(34.6)	$(227.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain on the acquistion of a business, net of tax	(55.9)	—	—
Cumulative effect of changes in accounting principle, net of tax	—	27.7	—
Equity in income of unconsolidated affiliates	(3.6)	(8.2)	(4.0)
Depreciation and amortization	465.7	500.8	536.8
Provision for losses on accounts receivable	6.4	4.2	0.7
Loss on disposal of businesses/assets, net	209.4	35.4	2.4
Loss on early extinguishment of debt	27.1	322.5	25.6
Noncash interest expense	5.1	49.8	166.0
Noncash restructuring, impairment and plant closing costs	18.1	58.6	138.0
Deferred income taxes	(82.4)	(3.1)	(64.5)
Net unrealized (gain) loss on foreign currency transactions	(42.4)	15.3	(111.7)
Stock-based compensation	18.4	9.5	—
Minority interest in subsidiaries’ income	2.9	1.7	7.2
Other, net	4.4	(13.3)	(14.0)
Changes in operating assets and liabilities:
Accounts and notes receivables	228.1	61.3	(348.1)
Inventories, net	(58.8)	(96.9)	(158.9)
Prepaid expenses	(14.5)	45.8	31.0
Other current assets	(50.6)	(38.1)	116.0
Other noncurrent assets	162.8	(78.6)	(48.9)
Accounts payable	21.5	68.6	28.1
Accrued liabilities	22.0	(19.5)	88.3
Other noncurrent liabilities	(220.4)	59.7	18.5
Net cash provided by operating activities	893.1	968.6	180.8
Investing Activities:
Capital expenditures	(549.9)	(338.7)	(226.6)
Acquisition of business, net of cash acquired	(176.9)	—	—
Acquisition of minority interest	—	(124.8)	—
Proceeds from sale of businesses/assets	894.5	23.7	5.2
Investment in unconsolidated affiliates, net	(11.9)	(1.8)	(13.3)
Net investment in government securities, restricted as to use	14.4	(30.1)	—
Change in restricted cash	—	8.9	1.6
Other, net	3.7	(0.9)	3.1
Net cash provided by (used in) investing activities	173.9	(463.7)	(230.0)
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	(6.3)	(118.7)	113.8
Net repayments of overdraft and other short-term debt	(6.8)	—	(10.6)
Repayments of long-term debt	(1,784.0)	(4,010.7)	(2,822.8)
Proceeds from long-term debt	872.4	2,235.0	2,869.8
Net borrowings (repayments) on notes payable	10.9	(33.9)	(19.6)
Debt issuance costs paid	(12.8)	(17.3)	(35.5)
Call premiums related to early extinguishment of debt	(30.4)	(146.0)	(17.0)
Dividend paid to preferred stockholders	(14.4)	(10.8)	—
Net proceeds from issuance of common and preferred stock	—	1,491.9	—
Contribution from minority shareholder	6.2	3.6	—
Other, net	4.0	3.9	5.4
Net cash (used in) provided by financing activities	(961.2)	(603.0)	83.5
Effect of exchange rate changes on cash	14.6	(2.3)	11.1
Increase (decrease) in cash and cash equivalents	120.4	(100.4)	45.4
Cash and cash equivalents at beginning of period	142.8	243.2	197.8
Cash and cash equivalents at end of period	$263.2	$142.8	$243.2
Supplemental cash flow information:
Cash paid for interest	$396.5	$411.9	$455.6
Cash paid for income taxes	40.3	27.6	29.2

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
Huntsman International LLC and subsidiaries

We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), member’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the financial position and results of operations and cash flows as if Huntsman International Holdings LLC, Huntsman LLC, Huntsman Advanced Materials Holdings LLC and Huntsman International LLC were combined for all periods presented.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, on January 1, 2005; FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005; and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, on December 31, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company changed the measurement date for its pension and other postretirement benefit plans from December 31 to November 30 during 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2007

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$246.0	$132.5
Accounts and notes receivables (net of allowance for doubtful accounts of $39.0 and $33.7, respectively)	1,243.3	1,475.2
Accounts receivable from affiliates	19.5	10.4
Inventories, net	1,520.1	1,309.2
Prepaid expenses	55.7	45.9
Deferred income taxes	70.7	31.2
Other current assets	161.6	69.9
Total current assets	3,316.9	3,074.3
Property, plant and equipment, net	3,829.5	4,336.7
Investment in unconsolidated affiliates	201.0	175.6
Intangible assets, net	192.6	222.0
Goodwill	90.2	91.2
Deferred income taxes	188.7	94.2
Notes receivable from affiliates	—	3.0
Other noncurrent assets	376.6	636.0
Total assets	$8,195.5	$8,633.0
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,006.2	$1,092.7
Accounts payable to affiliates	16.7	8.7
Accrued liabilities	841.7	732.3
Deferred income taxes	9.4	2.4
Current portion of long-term debt	187.9	44.6
Total current liabilities	2,061.9	1,880.7
Long-term debt	3,457.4	4,413.3
Deferred income taxes	161.6	216.9
Other noncurrent liabilities	952.1	770.0
Total liabilities	6,633.0	7,280.9
Minority interests	29.4	20.4
Commitments and contingencies (Notes 20 and 21)
Members’ equity:
Members’ equity, 2,728 units issued and outstanding	2,811.8	2,794.0
Accumulated deficit	(1,150.4)	(1,384.0)
Accumulated other comprehensive loss	(128.3)	(78.3)
Total members’ equity	1,533.1	1,331.7
Total liabilities and members’ equity	$8,195.5	$8,633.0

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Millions)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Trade sales, services and fees	$10,543.7	$10,570.7	$9,506.9
Related party sales	79.9	106.2	55.6
Total revenues	10,623.6	10,676.9	9,562.5
Cost of goods sold	9,067.1	9,043.9	8,337.3
Gross profit	1,556.5	1,633.0	1,225.2
Operating expenses:
Selling, general and administrative	794.8	661.4	635.5
Research and development	115.4	95.5	96.2
Other operating (income) expense	(127.7)	30.2	(77.0)
Restructuring, impairment and plant closing costs	20.0	114.1	282.9
Total expenses	802.5	901.2	937.6
Operating income	754.0	731.8	287.6
Interest expense, net	(355.2)	(425.6)	(592.6)
Loss on accounts receivable securitization program	(16.1)	(9.0)	(13.3)
Equity in income of investment in unconsolidated affiliates	3.6	8.2	4.0
Loss on early extinguishment of debt	(39.0)	(167.3)	(25.6)
Other income (expense)	1.3	(0.2)	(0.2)
Income (loss) from continuing operations before income taxes and minority interest	348.6	137.9	(340.1)
Income tax benefit (expense)	30.0	(13.2)	66.3
Minority interest in subsidiaries’ income	(2.9)	(1.7)	(7.2)
Income (loss) from continuing operations	375.7	123.0	(281.0)
(Loss) income from discontinued operations (including loss on disposal of $280.1 in 2006 and $36.4 in 2005), net of tax	(198.0)	25.2	93.3
Income (loss) before extraordinary gain and accounting changes	177.7	148.2	(187.7)
Extraordinary gain on the acquisition of a business, net of tax of nil	55.9	—	—
Cumulative effect of changes in accounting principle, net of tax of $3.3	—	(27.5)	—
Net income (loss)	233.6	120.7	(187.7)
Other comprehensive income (loss)	182.8	(222.3)	69.9
Comprehensive income (loss)	$416.4	$(101.6)	$(117.8)

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(Dollars in Millions)

	Members’ equity		Accumulated	Accumulated other comprehensive (loss)
	Units	Amount	deficit	income	Total
Balance, January 1, 2004	1,000	$1,524.1	$(1,317.0)	$74.1	$281.2
Net loss	—	—	(187.7)	—	(187.7)
Other comprehensive income	—	—	—	69.9	69.9
Balance, December 31, 2004	1,000	1,524.1	(1,504.7)	144.0	163.4
Net income	—	—	120.7	—	120.7
Other comprehensive loss	—	—	—	(222.3)	(222.3)
Contribution from parent, net of distributions	1,728	1,269.9	—	—	1,269.9
Balance, December 31, 2005	2,728	2,794.0	(1,384.0)	(78.3)	1,331.7
Net income	—	—	233.6	—	233.6
Contribution from parent, net of distributions	—	17.8	—	—	17.8
Cumulative effect of adoption of SFAS No. 158, net of tax	—	—	—	(232.8)	(232.8)
Other comprehensive income	—	—	—	182.8	182.8
Balance, December 31, 2006	2,728	$2,811.8	$(1,150.4)	$(128.3)	$1,533.1

See accompanying notes to consolidated financial statements

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net income (loss)	$233.6	$120.7	$(187.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	(55.9)	—	—
Cumulative effect of changes in accounting principle, net of tax	—	27.5	—
Equity in income of unconsolidated affiliates	(3.6)	(8.2)	(4.0)
Depreciation and amortization	439.1	473.9	499.0
Provision for losses on accounts receivable	6.4	4.2	0.7
Loss on disposal of businesses/assets, net	187.7	35.4	2.4
Loss on early extinguishment of debt	39.0	167.3	25.6
Noncash interest expense	8.8	47.2	145.5
Noncash restructuring, impairment and plant closing costs	18.1	58.6	138.0
Deferred income taxes	(63.2)	16.2	(58.3)
Net unrealized (gain) loss on foreign currency transactions	(42.4)	15.3	(111.7)
Noncash compensation	18.4	9.5	—
Minority interest in subsidiaries’ income	2.9	1.7	7.2
Other, net	(1.1)	0.7	(1.8)
Changes in operating assets and liabilities:
Accounts and notes receivable	229.3	65.2	(316.0)
Inventories, net	(58.8)	(96.9)	(155.3)
Prepaid expenses	(17.7)	44.4	30.2
Other current assets	(50.7)	(37.6)	88.4
Other noncurrent assets	235.3	(115.7)	(36.7)
Accounts payable	21.5	72.3	19.4
Accrued liabilities	21.0	(34.1)	89.6
Other noncurrent liabilities	(284.2)	113.4	6.6
Net cash provided by operating activities	883.5	981.0	181.1
Investing Activities:
Capital expenditures	(549.9)	(338.7)	(226.6)
Acquisition of business, net of cash acquired	(176.9)	—	—
Proceeds from sale of businesses/assets	894.5	23.7	5.2
Investment in unconsolidated affiliates, net	(11.9)	(1.8)	(5.8)
Change in restricted cash	—	8.9	1.6
Other, net	3.4	(0.9)	3.1
Net cash provided by (used in) investing activities	159.2	(308.8)	(222.5)
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	(6.3)	(118.7)	113.8
Net repayments of overdraft facility	(6.8)	—	(10.6)
Repayments of long-term debt	(1,784.0)	(3,461.1)	(2,822.8)
Proceeds from long-term debt	872.4	2,235.0	2,869.8
Net borrowings (repayments) on notes payable	13.9	(31.6)	(19.6)
Debt issuance costs paid	(12.8)	(17.3)	(35.6)
Call premiums related to early extinguishment of debt	(30.4)	(104.7)	(17.0)
Dividend to parent for acquisition of minority interest	—	(124.8)	—
Contribution from parent	—	837.6	—
Contribution from minority shareholder	6.2	3.6	—
Other, net	4.0	1.1	5.4
Net cash provided by (used in) provided by financing activities	(943.8)	(780.9)	83.4
Effect of exchange rate changes on cash	14.6	(2.3)	11.1
Increase (decrease) in cash and cash equivalents	113.5	(111.0)	53.1
Cash and cash equivalents at beginning of period	132.5	243.5	190.4
Cash and cash equivalents at end of period	$246.0	$132.5	$243.5
Supplemental cash flow information:
Cash paid for interest	$397.4	$413.6	$375.0
Cash paid for income taxes	40.3	31.5	29.2

See accompanying notes to consolidated financial statements

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 GENERAL

CERTAIN DEFINITIONS

For convenience in this report, the terms “Company,” “our,” “us,” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International Holdings” refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman International” refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Huntsman Advanced Materials” refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; “Huntsman LLC” refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); “SLIC” refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); “HMP” refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into us on March 17, 2005); “HMP Equity Trust” refers to HMP Equity Trust (the holder of approximately 59% of our common stock); and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner of HMP Equity Trust).

Each capitalized term used without definition in these notes to consolidated financial statements has the meaning specified in the Annual Report on Form 10-K to which these notes to consolidated financial statements are included.

DESCRIPTION OF BUSINESS

We are among the world’s largest global manufacturers of differentiated chemical products; we also manufacture inorganic and commodity chemical products. Our products comprise a broad range of chemicals and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide.

COMPANY

We were formed in 2004 to hold, among other things, the equity interests of Huntsman International, Huntsman Advanced Materials and Huntsman LLC. Huntsman International  was formed in 1999 to operate businesses acquired in a transaction among Huntsman International Holdings, Huntsman Specialty and ICI.

In February 2005, we completed an initial public offering of common stock and mandatory convertible preferred stock. In connection with our initial public offering, we completed the Reorganization Transaction, in which our predecessor, Huntsman Holdings, LLC, became our wholly owned subsidiary and the existing beneficial holders of the common and preferred members’ interests of Huntsman Holdings, LLC received shares of our common stock in exchange for their interests. Also during 2005, we completed a series of transactions designed to simplify our consolidated group’s financing and public reporting structure, to reduce our cost of financing and to facilitate other organizational efficiencies, including the following:

•       On August 16, 2005, we completed the Affiliate Mergers, pursuant to which Huntsman LLC and Huntsman International Holdings were merged into Huntsman International. As a result of the Huntsman LLC Merger, Huntsman International succeeded to the assets, rights and obligations of Huntsman LLC. Huntsman International entered into supplemental indentures under which it assumed the obligations of Huntsman LLC under its outstanding debt securities. The Huntsman International subsidiaries that guarantee Huntsman International’s outstanding debt securities now provide guarantees with respect to these securities, and all of Huntsman LLC’s subsidiaries that guaranteed its debt securities continue to provide guarantees with respect to these debt securities. In addition, Huntsman LLC’s guarantor subsidiaries executed supplemental indentures to guarantee all of Huntsman International’s outstanding debt securities.

•       In December 2005, we completed the Huntsman Advanced Materials Minority Interest Transaction, pursuant to which

•        we agreed to pay $125 million to affiliates of SISU Capital Limited and other third parties to acquire the 9.7% of the equity of Huntsman Advanced Materials that we did not already own;

•        we amended our senior secured credit facilities and increased our existing Dollar Term Loan by $350 million;

•        we used proceeds from the increased Dollar Term Loan, together with approximately $74 million of cash on hand, to acquire the equity interest in Huntsman Advanced Materials, to redeem Huntsman Advanced Materials’ $250 million of outstanding 11% senior secured notes due 2010, to pay $35.6 million in call premiums plus accrued interest, and to pay other related costs; and

•        we then contributed our 100% ownership interest in Huntsman Advanced Materials to Huntsman International.

As a result of these transactions, we now operate all of our businesses through Huntsman International and substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries.

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. On June 30, 2006, we completed the Textile Effects Acquisition pursuant to which we acquired Ciba’s global textile effects business. On December 29, 2006, we sold our European base chemicals and polymers business to SABIC. For more information concerning these transactions, see “Note 3. Discontinued Operations” and “Note 4. Business Dispositions and Combination.”

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

ACCOUNTING FOR CERTAIN TRANSACTIONS

The Reorganization Transaction was accounted for as an exchange of shares between entities under common control similar to the pooling method. Our consolidated financial statements presented herein reflect the results of operations and cash flows as if Huntsman Holdings, LLC and our Company were combined for all periods presented.

The Affiliate Mergers and the contribution of our ownership interest in Huntsman Advanced Materials to Huntsman International were accounted for as an exchange of shares between entities under common control similar to the pooling method. Huntsman International’s consolidated financial statements presented herein reflect the results of operations and cash flows as if Huntsman International Holdings, Huntsman LLC, Huntsman Advanced Materials and Huntsman International were combined for all periods presented.

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

Except where otherwise indicated, these notes relate to the consolidated financial statements for each of our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

•       purchase accounting recorded at our Company for the step-acquisition of Huntsman International Holdings in May 2003;

•       HMP debt that was reflected at our Company and that was repaid in 2005; and

•       the different capital structures.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated, except for intercompany sales between continuing and discontinued operations.

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

Revenue arrangements that contain multiple deliverables, which relate primarily to licensing of technology, are evaluated in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

COST OF GOODS SOLD

We classify the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed expenses directly associated with production. Manufacturing costs also include, among other things, plant site operating costs and overhead, production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, engineering and technical support costs, and depreciation and amortization expense. Distribution, freight and warehousing costs are also included in cost of goods sold.

CASH AND CASH EQUIVALENTS

We consider cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash flows from discontinued operations are not presented separately in the accompanying consolidated statements of cash flows.

SECURITIZATION OF ACCOUNTS RECEIVABLE

In connection with our A/R Securitization Program, we securitize certain trade receivables. The A/R Securitization Program is structured so that we grant a participating undivided interest in certain of our trade receivables to a qualified off-balance sheet entity, which is recognized as a sale of accounts receivable. We retain the servicing rights and a retained interest in the securitized receivables. Losses are recorded on the sale and are based on the carrying value of the receivables as allocated between the receivables sold and the retained interests and their relative fair value at the date of the transfer. Retained interests are subsequently carried at fair value which is estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved. For more information, see “Note 16. Securitization of Accounts Receivable.”

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

Interest expense capitalized as part of plant and equipment was $16.4 million, $9.3 million and $6.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Periodic maintenance and repairs applicable to major units of manufacturing facilities (a “turnaround”) are accounted for on the deferral basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

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

OTHER NON-CURRENT ASSETS

Other non-current assets consist primarily of spare parts, deferred debt issuance costs, the overfunded portion related to defined benefit plans for employees and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

CARRYING VALUE OF LONG-LIVED ASSETS

We review long-lived assets and all amortizable intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See “Note 3. Discontinued Operations” and “Note 11. Restructuring, Impairment and Plant Closing Costs.”

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the senior secured credit facilities of our subsidiaries approximates fair value since they bear interest at a variable rate plus an applicable margin. The fair value of the fixed rate and floating rate notes of our subsidiaries is estimated based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The fair value of government securities is estimated using prevailing market prices. See “Note 17. Fair Value of Financial Instruments.”

INCOME TAXES

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire U.S., and a material portion of the non-U.S., deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.

Subsequent to acquiring Huntsman Advanced Materials in June 2003 and through December 2005, substantially all non-U.S. operations of Huntsman Advanced Materials were treated as our branches for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. Effective January 1, 2006, Huntsman Advanced Materials foreign operations are no longer being treated as our branches and are not subject to U.S. taxation on their earnings until those earnings are repatriated to the U.S., similar to our other non-U.S. entities.

For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

DERIVATIVES AND HEDGING ACTIVITIES

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. Changes in the fair value of the hedge in the net investment of certain international operations are recorded in other comprehensive income, to the extent effective. We perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

ENVIRONMENTAL EXPENDITURES

Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when incurred are expensed or capitalized as appropriate. See “Note 21. Environmental, Health and Safety Matters.”

ASSET RETIREMENT OBLIGATIONS

We accrue for asset retirement obligations, which consist primarily of landfill closure costs and asbestos abatement costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. See “Note 12. Asset Retirement Obligations.”

PENSIONS AND POSTRETIREMENT BENEFITS

In 2005, we changed the measurement date of our pension and postretirement benefit obligations from December 31 to November 30. We believe the one-month change of the measurement date improves internal control procedures by allowing more time to review the completeness and accuracy of the actuarial benefit information. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.9 million, of $4.0 million ($0.02 decrease in loss per share) for us and a cumulative effect of a change in accounting principle credit, net of tax of $1.5 million, of $4.2 million for Huntsman International recorded as of January 1, 2005. See “Note 18. Employee Benefit Plans.”

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

The accounts of our operating subsidiaries outside of the U.S., except for those operating in highly inflationary economic environments, consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to stockholders’ equity as a component of accumulated other comprehensive income (loss).

Subsidiaries that operate in economic environments that are highly inflationary consider the U.S. dollar to be the functional currency and include gains and losses from remeasurement to the U.S. dollar from the local currency in the statement of operations. The accounts of certain finance subsidiaries outside of the U.S. also consider the U.S. dollar to be the functional currency.

Transaction gains and losses are recorded in the statement of operations and were a net loss of $0.5 million, a net loss of $29.1 million and a net gain of $116.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

STOCK-BASED COMPENSATION

We adopted SFAS No. 123R, Share-Based Payment, on January 1, 2005. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. We have applied this standard prospectively to share-based awards. See “Note 24. Stock-Based Compensation Plan.” We did not have share-based awards prior to the awards issued in connection with our initial public offering in 2005.

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

In connection with our Reorganization Transaction and initial public offering of common stock on February 16, 2005, we issued 203,604,545 shares of common stock. On March 14, 2005, we issued 16,846,939 shares of common stock in exchange for the HMP Warrants. Also on February 16, 2005, we issued 5,750,000 shares of 5% mandatory convertible preferred stock. This preferred stock is convertible into between 10,162,550 shares and 12,499,925 shares of our common stock, subject to anti-dilution adjustments, depending on the average market price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. All share and per share data reflected in these consolidated financial statements have been retroactively restated to give effect to the shares issued in connection with the Reorganization Transaction and our initial public offering of common stock on February 16, 2005 and the shares issued in connection with the exchange of the HMP Warrants on March 14, 2005, as if such shares had been issued at the beginning of the period. As a result of  the change in our corporate structure in connection with the Reorganization Transaction and our initial public offering, per share results for 2006 and 2005 are not comparable with those of 2004.

Basic and diluted income (loss) per share is calculated as follows (in millions, except share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Basic and diluted income (loss) from continuing operations available to common stockholders (numerator):
Income (loss) from continuing operations	$393.6	$(30.6)	$(320.0)
Preferred stock dividends	—	(43.1)	(87.7)
Income (loss) from continuing operations available to common stockholders	$393.6	$(73.7)	$(407.7)
Basic and diluted net income (loss) available to common stockholders (numerator):
Net income (loss)	$229.8	$(34.6)	$(227.7)
Preferred stock dividends	—	(43.1)	(87.7)
Net income (loss) available to common stockholders	$229.8	$(77.7)	$(315.4)
Shares (denominator):
Weighted average shares outstanding	220,618,478	220,451,484	220,451,484
Dilutive securities:
Stock-based awards	23,970	—	—
Preferred stock conversion	12,499,925	—	—
Total dilutive shares outstanding assuming conversion	233,142,373	220,451,484	220,451,484

Additional stock-based awards of 4,320,784 and 2,773,093 weighted average equivalent shares of stock were outstanding during the years ended December 31, 2006 and 2005, respectively. In addition, the preferred stock would have converted into 12,499,925 shares of common stock for the year ended December 31, 2005. However, these stock-based awards and preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, on January 1, 2006. SFAS No. 151 requires abnormal amounts of idle facility expense, freight costs, handling costs and wasted material expense to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on our consolidated financial statements.

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

In September 2005, the EITF reached a consensus on Issue No. 04-13, Accounting for Purchase and Sales of Inventory with the Same Counterparty, which requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the carrying amounts. This pronouncement is effective for transactions entered into or modified after March 31, 2006. The adoption of EITF Issue No. 04-13 did not have a significant impact on our consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,  that concludes that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement accumulates; therefore, such benefits should be accrued over the required service period. This pronouncement is effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement is not expected to have a significant impact on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We expect the cumulative effect of changes in accounting principle for adoption of FIN 48 in the first quarter 2007 to be immaterial.

In June 2006, the EITF reached a consensus on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), that concludes that the presentation of taxes within the Issue’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006. We currently present taxes within the scope of this Issue on a net basis.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS

No. 158 requires us to recognize the overfunded or underfunded status of our defined benefit postretirement plan(s) (other than multiemployer plans) as an asset or liability in our statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, effective for fiscal years ending after December 15, 2008, SFAS No. 158 requires a company to measure the funded status of a plan as of the date of its year-end statement of financial position. As of the end of 2008, we will be required to measure the funded status of our plans as of December 31. For further information regarding the impact of adopting this accounting standard, see “Note 18. Employee Benefit Plans.”

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires entities to quantify the effects of unadjusted errors using both a balance sheet and an income statement approach. Entities are required to evaluate whether either approach results in a quantifying misstatement that is material. We adopted SAB 108 effective 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued FAS Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities and is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this FSP to have a significant impact on our consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP requires that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. This FSP is effective immediately for registration payment arrangements that are entered into or modified subsequent to the FSP issuance date. For registration statements that were entered into prior to the issuance date, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within that fiscal year. On November 13, 2006, we completed an offering of subordinated notes which contains a registration payment arrangement. See “Note 14. Debt.” We are evaluating the impact of this FSP as it relates to our November 13, 2006 note offering but do not believe the adoption of this FSP will have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating SFAS No. 159 to determine the statement’s impact on our consolidated financial statements.

3.                 DISCONTINUED OPERATIONS

EUROPEAN BASE CHEMICALS AND POLYMERS BUSINESS

On December 29, 2006, we completed the U.K. Petrochemicals Disposition in which we sold all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited for an aggregate purchase price of $685 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities. The final sales price is subject to agreement by SABIC on adjustments relating to working capital, investment in our LDPE plant currently under construction in Wilton, U.K. and unfunded pension liabilities. As a result of this transaction, SABIC acquired our European base chemicals and polymers business. The transaction did not include our Teesside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment. We used the net proceeds from the transaction to legally defease the remaining $250 million outstanding principal amount of our 9.875% senior notes due 2009 and to repay $400 million of the debt under our Senior Credit Facilities.

The results of operations of our European base chemicals and polymers business for current and prior periods have been classified as discontinued operations in our financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of assets and liabilities sold at December 29, 2006 was as follows (dollars in millions):

	Huntsman Corporation	Huntsman International
ASSETS
Accounts and notes receivable, net	$264.1	$264.1
Inventories, net	162.4	162.4
Other current assets	12.7	12.7
Property, plant and equipment, net	568.1	538.9
Other noncurrent assets	57.9	57.9
Total assets	1,065.2	1,036.0
LIABILITIES
Accounts payable	190.5	190.5
Other current liabilities	120.8	111.5
Other noncurrent liabilities	61.4	61.4
Total liabilities	372.7	363.4
Net assets	$692.5	$672.6

The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

Huntsman Corporation:

	Year ended December 31,
	2006	2005	2004
Revenues	$2,524.6	$2,284.7	$1,863.9
Costs and expenses	(2,406.6)	(2,187.5)	(1,720.9)
Loss on disposal	(301.8)	—	—
Operating (loss) income	(183.8)	97.2	143.0
Income tax expense	(34.0)	(29.6)	(42.9)
(Loss) income from discontinued operations, net of tax	$(217.8)	$67.6	$100.1

Huntsman International:

	Year ended December 31,
	2006	2005	2004
Revenues	$2,524.6	$2,284.7	$1,863.9
Costs and expenses	(2,406.6)	(2,186.0)	(1,719.4)
Loss on disposal	(280.1)	—	—
Operating income	(162.1)	98.7	144.5
Income tax expense	(34.0)	(29.6)	(43.4)
(Loss) income from discontinued operations, net of tax	$(196.1)	$69.1	$101.1

The loss on disposal in 2006 includes the third quarter 2006 impairment of long-lived assets of $280.2 million for us and $260.2 million for Huntsman International resulting from the write-down of these assets to the selling price, less estimated cost to sell. In connection with the U.K. Petrochemical Disposition, we agreed to make payments to SABIC of approximately $35 million (£18 million) related to the transfer of pension plan assets and liabilities. We accrued this liability in connection with the sale transaction and expect to fund the obligation in the first half of 2007. The final sales price of the U.K. Petrochemical Disposition is also subject to adjustments relating to working capital and investment in the LDPE plant currently under construction in Wilton U.K. We have accrued a liability relating to these adjustments of $14.5 million and expect to fund this obligation in the first half of 2007. In addition, we expect to incur a pension settlement loss of approximately $16 million during 2007. The European base chemicals and polymers business is reported in our Base Chemicals operating segment in the accompanying consolidated financial statements.

In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from any environmental liability related to the pre-sale operations of the assets sold. These indemnities have various payment thresholds and time limits depending on the site and type of claim. Generally, we are not required to pay under these indemnification obligations until claims against us exceed £0.1 million (approximately $0.2 million at December 31, 2006) individually or £1.0 million (approximately $2.0 million at December 31, 2006) in the aggregate. We also agreed to indemnify the buyer with respect to certain tax liabilities. Our maximum exposure generally shall not exceed $600 million in the aggregate. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision. As a result, we have estimated that the fair value of this indemnity at the date of the closing of the sale is minimal, and accordingly, no amounts have been recorded.

TDI BUSINESS

On July 6, 2005, we sold our TDI business. The sale involved the transfer of our TDI customer list and sales contracts. We discontinued the use of our remaining TDI assets. TDI has been accounted for as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2006	2005	2004
Revenues	$—	$24.4	$59.4
Costs and expenses	(1.9)	(31.9)	(67.2)
Loss on disposal	—	(36.4)	—
Operating loss	(1.9)	(43.9)	(7.8)
Income tax (expense) benefit	—	—	—
Loss from discontinued operations, net of tax	$(1.9)	$(43.9)	$(7.8)

The loss on disposal of $36.4 million for the year ended December 31, 2005 included an impairment of long-lived assets of $24.7 million. We expect to incur approximately $0.4 million of additional costs related to the TDI transaction through the first quarter of 2007. The TDI business is reported in our Polyurethanes segment.

4.                 BUSINESS DISPOSITIONS AND COMBINATIONS

SALE OF U.S. BUTADIENE AND MTBE BUSINESS

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. The total sales price was approximately $274 million, of which $204.0 million was paid to us during 2006. The additional $70 million will be payable to us after the restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire”) and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant and the restart occurs within 30 months of this sale. In connection with this sale, we recognized a pre-tax gain of $90.3 million, of which $9.5 million was due to the liquidation of LIFO reserves. We expect to recognize an additional pre-tax gain of $70 million upon completion of the conditions referenced above.

The carrying values of the major assets and liabilities sold at June 27, 2006 were as follows (dollars in millions):

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

In connection with the sale, we indemnified the buyer with respect to any losses resulting from (i) the breach of representations and warranties contained in the asset purchase agreement, (ii) any pre-sale liabilities related to the pre-sale operations of the assets sold not assumed by the buyer, and (iii) any environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us exceed $5 million. Upon exceeding this $5 million threshold, we generally are obligated to provide indemnification for any losses in excess of $5 million, up to a limit of $137.5 million. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision. As a result, we have estimated that the fair value of this indemnity at the date of the closing of the sale is minimal, and accordingly, no amounts have been recorded.

TEXTILE EFFECTS ACQUISITION

On June 30, 2006, we acquired Ciba’s textile effects business for approximately $172.1 million (CHF 215 million) in cash, of which $139.2 million was paid on June 30, 2006 and $32.9 million was paid on July 3, 2006. This purchase price is subject to finalization of post-closing working capital adjustments, which are currently estimated to be $21.4 million. The operating results of the textile effects business have been consolidated with our operating results beginning on July 1, 2006 and are reported with our advanced materials operations as part of our Materials and Effects segment.

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

Acquisition cost:
Acquisition payment, exclusive of post-closing working capital adjustment	$172.1
Estimated post-closing working capital adjustment	(21.4)
Direct costs of acquisition	12.5
Total acquisition costs	163.2
Fair value of assets acquired and liabilities assumed:
Cash	7.7
Accounts receivable	253.7
Inventories	233.6
Prepaid expenses and other current assets	12.6
Deferred taxes	2.3
Accounts payable	(95.8)
Accrued liabilities	(34.3)
Short-term debt	(5.0)
Noncurrent liabilities	(155.7)
Total fair value of net assets acquired	219.1
Extraordinary gain on the acquisition of a business—excess of fair value of net assets acquired over cost	$55.9

This purchase price allocation is preliminary pending finalization of the determination of the fair value of assets acquired and liabilities assumed, including final valuation of working capital acquired, finalization of restructuring plans, estimates of asset retirement obligations and determination of related deferred taxes. We are assessing and formulating plans to exit certain activities of the textile effects business and expect to involuntarily terminate the employment of, or relocate, certain textile effects employees. We estimate that we will eliminate up to 650 positions and will create approximately 300 new positions, globally. These plans include the exit of various manufacturing, sales and administrative activities throughout the business through 2009. This preliminary purchase price allocation includes recorded liabilities for workforce reduction, non-cancelable lease termination costs, demolition and decommissioning and other restructuring costs of $65.4 million, $3.4 million, $1.5 million and $4.8 million, respectively. We have not yet finalized plans to exit certain business activities and may record additional liabilities for workforce reduction, or other restructuring costs as these plans are finalized. We expect that it is reasonably possible that material changes to the allocation could occur. Any changes to our purchase price allocation will be recorded as an adjustment to the extraordinary gain in future periods.

The following tables reflect our and Huntsman International’s results of operations on an unaudited pro forma basis as if the Textile Effects Acquisition had been completed at the beginning of each period presented utilizing historical results for each entity (dollars in millions, except per share amounts):

Huntsman Corporation

	For the years ended December 31,
	2006	2005	2004
Revenues	$11,142.1	$11,699.9	$10,602.8
Income (loss) before extraordinary gain and accounting change	193.1	44.1	(230.9)
Net income (loss)	249.0	72.3	(175.0)
Basic income (loss) per share	1.13	0.13	(1.19)
Diluted income (loss) per share	1.07	0.13	(1.19)

Huntsman International

	For the years ended December 31,
	2006	2005	2004
Revenues	$11,142.1	$11,699.9	$10,602.8
Income (loss) before extraordinary gain and accounting accounting change	196.9	199.2	(190.9)
Net income (loss)	252.8	227.6	(135.0)

Our pro forma net income (loss) and the pro forma net income (loss) for Huntsman International reflect an extraordinary gain on the Textile Effects Acquisition of $55.9 million for the years ended December 31, 2006, 2005 and 2004.

HUNTSMAN ADVANCED MATERIALS ACQUISITION

On June 30, 2003, we acquired 88.2% of the equity of Huntsman Advanced Materials for total consideration of $521.8 million and began reporting Huntsman Advanced Materials as a consolidated subsidiary. On March 19, 2004, we acquired an additional 2.1% equity in Huntsman Advanced Materials for $7.2 million. On December 20, 2005, we acquired the remaining 9.7% ownership interest in Huntsman Advanced Materials for $124.8 million. Subsequent to December 20, 2005, we own 100% of Huntsman Advanced Materials. We have accounted for this step acquisition using the purchase method. The allocation of the December 20, 2005 purchase price to the assets and liabilities of Huntsman Advanced Materials is summarized as follows (dollars in millions):

Cash	$2.3
Property, plant and equipment	10.9
Goodwill	88.0
Intangible assets	3.2
Deferred taxes	(0.3)
Noncurrent liabilities	(0.6)
Accumulated other comprehensive income	(2.3)
Total fair value of net assets acquired	101.2
Reversal of minority interest	23.6
Cash paid for acquisition	$124.8

The acquired intangible assets represent trademarks and patents which have a weighted-average useful life of approximately 15 – 30 years. The goodwill, none of which is deductible for tax purposes, was assigned to the Materials and Effects segment.

5.                 INVENTORIES

Inventories consisted of the following (dollars in millions):

	December 31,
	2006	2005
Raw materials and supplies	$320.1	$374.1
Work in progress	109.8	82.1
Finished goods	1,204.3	972.7
Total	1,634.2	1,428.9
LIFO reserves	(114.1)	(119.7)
Net	$1,520.1	$1,309.2

As of December 31, 2006 and 2005, approximately 16% and 15%, respectively, of inventories were recorded using the LIFO cost method. At December 31, 2006 and 2005, the excess of current cost over the stated LIFO value was $114.1 million and $119.7 million, respectively.

For the years ended December 31, 2006, 2005, and 2004, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs that were lower than the cost of current purchases, the effect of which reduced cost of sales by approximately $0.1 million, $0.8 million and $2.0 million, respectively.

In the normal course of operations, we at times exchange raw materials and finished goods with other companies for similar inventories for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. Net amounts deducted from or added to inventory under open exchange agreements, which represent the net amounts payable or receivable by us under open exchange agreements, were approximately $9.7 million receivable and $3.8 million payable (30.9 million and 8.8 million pounds of feedstock and products) at December 31, 2006 and 2005, respectively.

6.                 PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2006	2005
Land	$121.1	$139.0
Buildings	571.5	516.9
Plant and equipment	5,644.6	6,254.1
Construction in progress	303.5	321.5
Total	6,640.7	7,231.5
Less accumulated depreciation	(2,581.3)	(2,588.3)
Net	$4,059.4	$4,643.2

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $430.3 million, $464.5 million and $491.2 million, respectively, of which $45.7 million, $61.1 million and $62.0 million related to discontinued operations, respectively.

Huntsman International

	December 31,
	2006	2005
Land	$121.1	$139.0
Buildings	571.5	516.9
Plant and equipment	5,751.9	6,297.4
Construction in progress	303.5	321.5
Total	6,748.0	7,274.8
Less accumulated depreciation	(2,918.5)	(2,938.1)
Net	$3,829.5	$4,336.7

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $402.8 million, $436.8 million and $452.1 million, respectively, of which $45.7 million, $59.6 million and $60.6 million related to discontinued operations, respectively.

Property, plant and equipment includes gross assets acquired under capital leases of $20.3 million and $21.6 million at December 31, 2006 and 2005, respectively; related amounts included in accumulated depreciation were $10.0 million and $8.5 million at December 31, 2006 and 2005, respectively.

7.                 INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2006	2005
Equity Method:
Polystyrene Australia Pty Ltd. (50%)	$3.3	$3.3
Arabian Polyol Ltd (40)%	3.9	3.5
Sasol-Huntsman GmbH and Co. KG (50%)	28.9	22.6
Louisiana Pigment Company, L.P. (50%)	115.0	116.8
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	46.1	25.9
Others	1.3	1.0
Total equity method investments	198.5	173.1
Cost Method:
Gulf Advanced Chemicals Industry Corporation (4.35%)	2.5	2.5
Total investments	$201.0	$175.6

(1)   We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

Summarized Financial Information of Unconsolidated Affiliates

Summarized applicable financial information of Sasol-Huntsman GmbH and Co KG as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is presented below (dollars in millions):

	2006	2005	2004
Current assets	$26.9	$19.3
Noncurrent assets	46.6	74.7
Current liabilities	3.6	7.6
Noncurrent liabilities	8.5	41.2
Revenues	91.3	58.9	$58.1
Gross profit	22.8	12.1	11.9
Net income	7.3	15.9	5.3

Summarized applicable financial information of our remaining unconsolidated affiliates, Louisiana Pigment Company, Rubicon LLC (for periods prior to its consolidation on January 1, 2005), BASF Huntsman Shanghai Isocyanate Investment BV and Polystyrene Australia Pty Ltd. as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is presented below (dollars in millions):

	2006	2005	2004
Assets	$357.7	$337.1
Liabilities	37.7	44.8
Revenues	334.1	299.8	$1,055.5
Net income	0.1	0.4	2.9

8.                 INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2006			December 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks, and technology	$356.2	$195.0	$161.2	$367.8	$172.1	$195.7
Licenses and other agreements	39.4	13.3	26.1	29.2	14.5	14.7
Non-compete agreements	17.7	17.4	0.3	17.8	15.6	2.2
Other intangibles	10.0	10.0	—	13.3	9.6	3.7
Total	$423.3	$235.7	$187.6	$428.1	$211.8	$216.3

During 2006 and 2005, we reversed certain valuation allowances on deferred tax assets related to prior acquisitions and recorded a corresponding reduction to intangible assets of approximately $1.1 million and $0.8 million, respectively.

Amortization expense was $28.2 million, $27.6 million and $35.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2007	$27.5
2008	26.3
2009	25.9
2010	25.6
2011	19.6

Huntsman International

	December 31, 2006			December 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks, and technology	$356.2	$195.0	$161.2	$367.8	$172.1	$195.7
Licenses and other agreements	39.4	13.3	26.1	29.2	14.5	14.7
Non-compete agreements	17.7	17.4	0.3	17.8	15.6	2.2
Other intangibles	18.1	13.1	5.0	21.1	11.7	9.4
Total	$431.4	$238.8	$192.6	$435.9	$213.9	$222.0

During 2006 and 2005, Huntsman International reversed certain valuation allowances on deferred tax assets related to prior acquisitions and recorded a corresponding reduction to intangible assets of approximately $1.1 million and $0.8 million, respectively.

Amortization expense for Huntsman International was $29.1 million, $28.4 million and $37.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Huntsman International’s estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31:
2007	$28.3
2008	27.0
2009	26.7
2010	26.4
2011	20.3

9.                 OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2006	2005
Prepaid pension costs	$69.4	$149.1
Debt issuance costs	34.6	27.7
Capitalized turnaround costs	40.4	83.5
Spare parts inventory	89.9	121.5
Catalyst assets	14.7	16.6
Deposits	17.7	15.2
Investment in government securities (restricted as to use)	3.5	17.0
Other noncurrent assets	109.5	120.4
Total	$379.7	$551.0

Huntsman International

	December 31,
	2006	2005
Prepaid pension costs	$69.4	$244.9
Debt issuance costs	35.0	43.0
Capitalized turnaround costs	40.4	83.5
Spare parts inventory	89.9	121.5
Catalyst assets	14.7	16.6
Deposits	17.7	15.2
Other noncurrent assets	109.5	111.3
Total	$376.6	$636.0

Amortization expense of catalyst assets for the years ended December 31, 2006, 2005 and 2004 was $7.2 million, $8.7 million and $9.8 million, respectively.

10.          ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2006	2005
Payroll, severance and related costs	$120.1	$108.8
Interest	50.8	93.9
Volume and rebate accruals	97.0	88.1
Income taxes	74.2	64.9
Taxes (property and VAT)	80.4	87.3
Restructuring and plant closing costs	47.0	55.2
Environmental accruals	6.1	7.1
Deferred gain on insurance recovery	93.6	—
Pension liabilities	9.8	21.8
Self-insured casualty loss reserves	19.2	16.6
Other miscellaneous accruals	259.4	203.5
Total	$857.6	$747.2

Huntsman International

	December 31,
	2006	2005
Payroll, severance and related costs	$120.1	$108.8
Interest	50.8	93.9
Volume and rebate accruals	97.0	88.1
Income taxes	72.9	64.0
Taxes (property and VAT)	80.4	87.6
Restructuring and plant closing costs	47.0	55.2
Environmental accruals	6.1	7.1
Deferred gain on insurance recovery	93.6	—
Pension liabilities	9.8	21.8
Self-insured casualty loss reserves	19.2	16.6
Other miscellaneous accruals	244.8	189.2
Total	$841.7	$732.3

11.          RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

While we continuously focus on identifying opportunities to reduce our operating costs and maximize our operating efficiency, we have substantially implemented our comprehensive global cost reduction program, referred to as “Project Coronado.” Project Coronado was a program designed to reduce our annual fixed manufacturing and selling, general and administrative costs, as measured at 2002 levels, by $200 million. In connection with Project Coronado, we announced the closure of eight smaller, less competitive manufacturing units in our Polyurethanes, Materials and Effects, Performance Products and Pigments segments. These and other actions have resulted in the reduction of approximately 1,500 positions in these businesses since 2000.

As of December 31, 2006, 2005 and 2004, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2004	$66.4	$4.1	$0.2	$6.1	$76.8
Partial reversal of Advanced Materials opening balance sheet liabilities	(2.9)	—	(0.6)	0.7	(2.8)
2004 charges for 2003 initiatives	25.1	—	—	0.4	25.5
2004 charges for 2004 initiatives	90.1	4.9	6.4	18.0	119.4
2004 payments for 2003 initiatives	(48.0)	—	(0.4)	(3.0)	(51.4)
2004 payments for 2004 initiatives	(29.2)	(0.6)	—	(4.6)	(34.4)
Non-cash settlements	—	—	(0.5)	—	(0.5)
Net activity of discontinued operations	14.8	—	—	—	14.8
Foreign currency effect on reserve balance	5.7	—	—	—	5.7
Accrued liabilities as of December 31, 2004	122.0	8.4	5.1	17.6	153.1
2005 charges for 2003 initiatives	11.8	—	2.5	0.1	14.4
2005 charges for 2004 initiatives	21.2	0.5	0.6	13.4	35.7
2005 charges for 2005 initiatives	13.6	—	—	0.2	13.8
Reversal of reserves no longer required	(6.3)	(0.1)	(0.8)	(1.2)	(8.4)
Partial reversal of Advanced Materials opening balance sheet liabilities	(3.7)	(0.8)	—	(0.8)	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	(0.4)
2005 payments for 2003 initiatives	(22.1)	(0.2)	(0.2)	(1.0)	(23.5)
2005 payments for 2004 initiatives	(60.8)	(1.7)	(0.4)	(11.8)	(74.7)
2005 payments for 2005 initiatives	(1.0)	—	—	(0.9)	(1.9)
Net activity of discontinued operations	(8.2)	—	—	—	(8.2)
Foreign currency effect on reserve balance	(11.9)	(0.3)	(0.3)	(3.8)	(16.3)
Accrued liabilities as of December 31, 2005	54.2	5.8	6.5	11.8	78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	65.4	1.5	3.4	4.8	75.1
2006 charges for 2003 initiatives	3.0	—	—	0.1	3.1
2006 charges for 2004 initiatives	4.1	0.2	—	0.2	4.5
2006 charges for 2005 initiatives	1.4	—	—	0.2	1.6
2006 charges for 2006 initiatives	2.1	—	—	—	2.1
Reversal of reserves no longer required and liability reclassifications	(10.0)	(4.7)	(0.6)	—	(15.3)
Partial reversal of Advanced Materials opening balance sheet liabilities	(2.9)	—	—	—	(2.9)
2006 payments for 2003 initiatives	(8.6)	—	(0.2)	(0.3)	(9.1)
2006 payments for 2004 initiatives	(17.5)	(2.8)	(0.7)	(0.4)	(21.4)
2006 payments for 2005 initiatives	(9.8)	—	—	(0.9)	(10.7)
2006 payments for 2006 initiatives	(1.4)	—	—	—	(1.4)
Net activity of discontinued operations	(7.1)	—	—	—	(7.1)
Foreign currency effect on reserve balance	3.5	0.3	0.3	1.2	5.3
Accrued liabilities as of December 31, 2006	$76.4	$0.3	$8.7	$16.7	$102.1

(1)             With the exception of liabilities recorded in connection with business combinations, accrued liabilities classified as workforce reductions consist primarily of restructuring programs involving ongoing termination benefit arrangements and restructuring programs involving special termination benefits. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, respectively. The remaining accrued liabilities related to these charges of $11.4 million represent workforce reductions to be paid by the end of 2011. Liabilities for workforce reductions recorded in connection with business combinations were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. Of the total workforce reduction reserves of $76.4 million, $64.3 million relates to 654 positions that have not been terminated as of December 31, 2006.

(2)             Accrued liabilities by initiatives were as follows (dollars in millions):

	December 31, 2006	December 31, 2005
2001 initiatives	$1.4	$1.4
2003 initiatives	15.8	28.4
2004 initiatives	12.2	47.7
2005 initiatives	1.4	11.6
2006 initiatives	76.2	—
Foreign currency effect on reserve balance	(4.9)	(10.8)
Total	$102.1	$78.3

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Materials and	Performance			Base	Corporate
	Polyurethanes	Effects	Products	Pigments	Polymers	Chemicals	& Other	Total
Accrued liabilities as of January 1, 2004	$15.8	$51.5	$2.4	$4.3	$2.8	$—	—	$76.8
Partial reversal of Advanced Materials opening balance sheet liabilities	—	(2.8)	—	—	—	—	—	(2.8)
2004 charges for 2003 initiatives	10.0	—	0.4	14.5	0.6	—	—	25.5
2004 charges for 2004 initiatives	16.4	9.0	56.6	27.3	9.4	0.3	0.4	119.4
2004 payments for 2003 initiatives	(11.5)	(26.0)	(2.4)	(10.9)	(0.6)	—	—	(51.4)
2004 payments for 2004 initiatives	(11.8)	(0.1)	(1.4)	(14.3)	(6.4)	—	(0.4)	(34.4)
Non-cash settlements	—	(0.5)	—	—	—	—	—	(0.5)
Net activity of discontinued operations	—	—	—	—	—	14.8	—	14.8
Foreign currency effect on reserve balance	0.1	1.9	2.6	1.1	—	—	—	5.7
Accrued liabilities as of December 31, 2004	19.0	33.0	58.2	22.0	5.8	15.1	—	153.1
2005 charges for 2003 initiatives	4.1	0.2	—	10.1	—	—	—	14.4
2005 charges for 2004 initiatives	4.4	0.3	6.9	18.8	3.4	0.7	1.2	35.7
2005 charges for 2005 initiatives	—	0.4	4.0	2.6	—	6.8	—	13.8
Reversal of reserves no longer required	(2.1)	(2.9)	(0.4)	(2.8)	(0.1)	(0.1)	—	(8.4)
Partial reversal of Advanced Materials opening balance sheet liabilities	—	(5.3)	—	—	—	—	—	(5.3)
2005 payments for 2001 initiatives	(0.4)	—	—	—	—	—	—	(0.4)
2005 payments for 2003 initiatives	(4.5)	(8.1)	(0.8)	(10.1)	—	—	—	(23.5)
2005 payments for 2004 initiatives	(6.3)	(7.7)	(33.6)	(20.7)	(5.2)	—	(1.2)	(74.7)
2005 payments for 2005 initiatives	—	(0.6)	(0.1)	(0.9)	—	(0.3)	—	(1.9)
Net activity of discontinued operations	—	—	—	—	—	(8.2)	—	(8.2)
Foreign currency effect on reserve balance	(3.3)	(1.5)	(8.6)	(2.4)	(0.5)	—	—	(16.3)
Accrued liabilities as of December 31, 2005	10.9	7.8	25.6	16.6	3.4	14.0	—	78.3
Textile Effects opening balance sheet liabilities at June 30, 2006	—	75.1	—	—	—	—	—	75.1
2006 charges for 2003 initiatives	—	0.3	—	2.8	—	—	—	3.1
2006 charges for 2004 initiatives	0.2	0.2	0.8	3.3	—	—	—	4.5
2006 charges for 2005 initiatives	—	—	1.3	0.3	—	—	—	1.6
2006 charges for 2006 initiatives	—	2.1	—	—	—	—	—	2.1
Reversal of reserves no longer required and liability reclassifications	(0.9)	(0.7)	(6.9)	(2.6)	(3.1)	(1.1)	—	(15.3)
Partial reversal of Advanced Materials opening balance sheet liabilities	—	(2.9)	—	—	—	—	—	(2.9)
2006 payments for 2003 initiatives	(2.8)	(1.9)	—	(4.4)	—	—	—	(9.1)
2006 payments for 2004 initiatives	(1.2)	(0.5)	(11.0)	(8.4)	(0.3)	—	—	(21.4)
2006 payments for 2005 initiatives	(0.4)	(1.1)	(4.3)	(0.8)	—	(4.1)	—	(10.7)
2006 payments for 2006 initiatives	—	(1.4)	—	—	—	—	—	(1.4)
Net activity of discontinued operations	—	—	—	—	—	(7.1)	—	(7.1)
Foreign currency effect on reserve balance	0.8	1.5	1.9	1.1	—	—	—	5.3
Accrued liabilities as of December 31, 2006	$6.6	$78.5	$7.4	$7.9	$—	$1.7	$—	$102.1
Current portion of restructuring reserve	$2.7	$32.2	$6.2	$4.2	$—	$1.7	$—	$47.0
Long-term portion of restructuring reserve	3.9	46.3	1.2	3.7	—	—	—	55.1
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$0.3	$—	$4.1	$17.3	$—	$—	$21.7
Estimated additional charges beyond one year	—	—	—	4.0	8.0	—	—	12.0

Details with respect to cash and non-cash restructuring charges for the years ended December 31, 2004, 2005 and 2006 by initiative are provided below (dollars in millions):

Cash charges:
2004 charges for 2003 initiatives	$25.5
2004 charges for 2004 initiatives	119.4
Non-cash charges	138.0
Total 2004 Restructuring, Impairment and Plant Closing Costs	$282.9
Cash charges:
2005 charges for 2003 initiatives	$14.4
2005 charges for 2004 initiatives	35.7
2005 charges for 2005 initiatives	13.8
Reversals of reserves no longer required	(8.4)
Non-cash charges	58.6
Total 2005 Restructuring, Impairment and Plant Closing Costs	$114.1
Cash charges:
2006 charges for 2003 initiatives	$3.1
2006 charges for 2004 initiatives	4.5
2006 charges for 2005 initiatives	1.6
2006 charges for 2006 initiatives	2.1
Reversal of reserves no longer required	(9.4)
Non-cash charges	18.1
Total 2006 Restructuring, Impairment and Plant Closing Costs	$20.0

2006 RESTRUCTURING ACTIVITIES

As of December 31, 2006, our Polyurethanes segment restructuring reserve consisted of $6.6 million related to restructuring initiatives at the Rozenburg, Netherlands site (as announced in 2003).

As of December 31, 2006, our Materials and Effects segment restructuring reserve consisted of $78.5 million related to opening balance sheet liabilities from the Textile Effects Acquisition, the restructuring programs implemented in association with the Huntsman Advanced Materials Transaction and the realignment and simplification of the commercial and technical organization. During 2006, we recorded $75.1 million of liabilities for workforce reduction, non-cancelable lease termination costs and demolition and decommissioning costs related to the Textile Effects Acquisition. For more information, see “Note 4. Business Dispositions and Combinations—Textile Effects Acquisition.” In addition, our Materials and Effects segment reversed $2.9 million of reserves established in connection with the acquisition of our advanced materials business. This reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination,

As of December 31, 2006, our Performance Products segment reserve consisted of $7.4 million related to various restructuring programs across our European surfactants business and the realignment of our Jefferson County, Texas operations. During 2006, $5.9 million was reclassified to pension liabilities.

As of December 31, 2006, our Pigments segment reserve consisted of $7.9 million related to the global workforce reductions announced in 2003, and the reduction of our TiO2 production capacity announced in 2004. The reversal of workforce reduction reserves recorded by our Pigments segment during 2006 relates primarily to the project announced in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K., which was abandoned in connection with the sale of our European base chemicals and polymers business. These restructuring initiatives are expected to result in additional restructuring charges of $8.1 million through 2008.

During 2006, our Polymers segment reversed $2.4 million of reserves related to demolition and decommissioning that were no longer required. In addition, we reversed $0.7 million of workforce reductions reserves in 2006 due primarily to differences between the estimated and actual termination payments. Also during 2006, our Polymers segment recorded a non-cash impairment charge of $7.5 million related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets in this business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred. Management has evaluated the strategic and operational initiatives related to this business, and based upon the renegotiation of certain raw material supply agreements, has concluded to continue the operations of this business. Capital expenditures and turnaround costs related to this business are expected to result in additional charges of $25.3 million through 2009.

As of December 31, 2006, our Base Chemicals segment reserve consisted of $1.7 million related primarily to the restructuring of our Jefferson County, Texas operations, which was announced in August 2005. During 2006, a $9.4 million non-cash charge was recorded to write off fixed assets that were destroyed and unamortized turnaround costs that will no longer be utilized as a result of the fire at our Port Arthur, Texas facility. For more information, see “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire.”

2005 RESTRUCTURING ACTIVITIES

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

As of December 31, 2005, our Materials and Effects segment restructuring reserve consisted of $7.8 million related to the restructuring programs implemented in association with the Huntsman Advanced Materials Transaction, the realignment and simplification of the commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. During 2005, we assessed the remaining restructuring reserves established in association with the Huntsman Advanced Materials Transaction and other 2004 initiatives and concluded that $5.3 million and $2.9 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during 2005. The Huntsman Advanced Materials Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The reversal of the workforce reduction reserves for the other 2004 initiatives was recorded as a credit to earnings, and was primarily a result of the redeployment of employees whose positions were originally expected to be terminated in connection with the realignment of the commercial and technical organization.

As of December 31, 2005, our Performance Products segment reserve consisted of $25.6 million related to various restructuring programs across our European surfactants business, including the closure of substantially all of our Whitehaven, U.K. surfactants facility, and the realignment of our Jefferson County, Texas operations.

As of December 31, 2005, our Pigments segment reserve consisted of $16.6 million related to the global workforce reductions announced in 2003, the reduction of our TiO2 production capacity announced in 2004, and the announcement in July 2005 that our Pigments and Base Chemicals segments would establish a single U.K. headquarters in Teesside, U.K. The reversal of workforce reduction reserves recorded by our Pigments segment during 2005 was the result of revisions to original estimates based on newly available information and revisions to the scope and costs of two different ongoing restructuring projects following the combination of the two projects.

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

As of December 31, 2004, the Materials and Effects segment reserve consisted of $33.0 million related to the restructuring program implemented in association with the Huntsman Advanced Materials Transaction, the realignment and simplification of our commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility. The restructuring program initiated with the Huntsman Advanced Materials Transaction included reductions in costs of the global supply chain, reductions in general and administrative costs across the business and the centralization of operations where efficiencies could be achieved. During 2004, the Materials and Effects segment reversed $2.8 million of restructuring reserves recorded in the Huntsman Advanced Materials Transaction that were no longer required and recorded a corresponding reduction to intangible assets.

As of December 31, 2004, the Performance Products segment reserve consisted of $58.2 million primarily related to various restructuring programs primarily across our European surfactants business and North American operations. During 2004, we adopted a plan to reduce the workforce across all locations in our European surfactants business by approximately 320 positions over a period of 15 months, including the closure of substantially all of our Whitehaven, U.K. surfactants facility. We also announced a plan to close our Guelph, Ontario manufacturing facility, maleic anhydride briquette facility in St. Louis, Missouri, and technical facility in Austin, Texas. During 2004, we recorded asset impairment charges totaling $40.5 million related to the closure of the Whitehaven, U.K. facility, the Guelph, Ontario facility and the maleic anhydride briquette facility in St. Louis, Missouri.

As of December 31, 2004, the Pigments segment reserve consisted of $22.0 million related to its global workforce reductions announced in 2003 and the reduction of our TiO2 production capacity announced in 2004. During 2004, the Pigments segment announced that, following a review of the Pigments business, we would idle approximately 55,000 tonnes, or about 10%, of our total TiO2 production capacity in the third and fourth quarter of 2004. In connection with this reduction of our TiO2 production capacity, we recorded a $77.2 million asset impairment charge and a $4.3 million charge for the write-off of spare parts inventory and other assets.

As of December 31, 2004, the Polymers segment reserve consisted of $5.8 million related primarily to the closure of our phenol manufacturing unit in Australia and to the demolition and decommissioning of the Odessa, Texas styrene manufacturing facility. During 2004, we recorded asset impairment charges of $3.6 million in connection with the closure of our phenol manufacturing unit in Australia.

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

For purposes of measuring impairment charges in 2004, the fair value of the assets has been determined by using the present value of expected cash flows.

12.          ASSET RETIREMENT OBLIGATIONS

Upon initial adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, we identified certain legal obligations with indeterminate settlement dates; therefore, the fair value of these obligations could not be reasonably estimated and we did not record a liability. On December 31, 2005, we adopted FIN 47. FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

Asset retirement obligations consist primarily of landfill capping and closure and post-closure costs and asbestos abatement costs. We are legally required to perform capping and closure and post-closure care on the landfills and asbestos abatement on certain of our premises. In accordance with SFAS No. 143 and FIN 47, for each asset retirement obligation we recognized the estimated fair value of a liability and capitalized the cost as part of the cost basis of the related asset.

The following table describes changes to our asset retirement obligation liability (dollars in millions):

	2006	2005
Asset retirement obligation at beginning of year	$46.6	$7.2
FIN 47 net transition adjustment	—	38.9
Liabilities incurred related to Textile Effects Acquisition	0.3	—
Accretion expense	1.4	0.5
Revisions in timing and estimated cash flows	(1.4)	—
Payments	(0.1)	—
Liabilities transferred in business dispositions	(29.9)	—
Foreign currency effect on reserve balance	1.2	—
Asset retirement obligation at end of year	$18.1	$46.6

The cumulative effect of adopting FIN 47 resulted in an after-tax charge to earnings of $31.7 million (net of income taxes of $4.8 million), or $0.14 diluted loss per share for the year ended December 31, 2005.

The pro forma effects of the application of FIN 47 as if the statement had been adopted on January 1, 2004 (instead of on December 31, 2005) are presented below (pro forma amounts assuming the accounting change is applied retroactively, net of tax) (dollars in millions):

Huntsman Corporation

	Year Ended December 31,
	2006	2005	2004
	(actual)	(pro forma)	(pro forma)
Income (loss) from continuing operations, as reported	$393.6	$(30.6)	$(320.0)
Pro forma adjustments:
Depreciation expense	—	(0.1)	(0.1)
Accretion expense	—	(0.8)	(0.8)
Income (loss) from continuing operations	$393.6	$(31.5)	$(320.9)
Basic income (loss) from continuing operations, per share	$1.78	$(0.34)	$(1.85)
Diluted income (loss) from continuing operations, per share	$1.69	$(0.34)	$(1.85)

Huntsman International

	Year Ended December 31,
	2006	2005	2004
	(actual)	(pro forma)	(pro forma)
Income (loss) from continuing operations, as reported	$375.7	$123.0	$(281.0)
Pro forma adjustments:
Depreciation expense	—	(0.1)	(0.1)
Accretion expense	—	(0.8)	(0.8)
Income (loss) from continuing operations	$375.7	$122.1	$(281.9)

The actual and pro forma asset retirement obligation liability balances as if FIN 47 had been adopted on January 1, 2004 (instead of on December 31, 2005) are presented below (dollars in millions).

	2006	2005
	(actual)	(pro forma)
Liability for asset retirement obligations at beginning of period	$46.6	$43.1
Liability for asset retirement obligations at end of period	18.1	46.6

13.          OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2006	2005
Pension liabilities	$536.7	$380.8
Other postretirement benefits	162.2	129.9
Environmental accruals	7.6	18.1
Restructuring and plant closing costs	55.1	23.1
Asset retirement obligation	17.9	46.6
Other noncurrent liabilities	176.3	171.7
Total	$955.8	$770.2

Huntsman International

	December 31,
	2006	2005
Pension liabilities	$536.7	$404.0
Other postretirement benefits	162.2	129.9
Environmental accruals	7.6	18.1
Restructuring and plant closing costs	55.1	23.1
Asset retirement obligation	17.9	46.6
Other noncurrent liabilities	172.6	148.3
Total	$952.1	$770.0

14.          DEBT

Outstanding debt consisted of the following (dollars in millions):

	December 31,
	2006	2005
Senior Credit Facilities:
Revolving Facility	$—	$—
Term Loans	1,711.2	2,099.3
Secured Notes	294.0	293.6
Senior Notes	198.0	752.7
Subordinated Notes	1,228.3	1,145.2
Australian Credit Facilities	61.4	63.8
HPS (China) debt	90.3	42.6
Other	62.1	60.7
Total debt	$3,645.3	$4,457.9
Current portion	$187.9	$44.6
Long-term portion	3,457.4	4,413.3
Total debt	$3,645.3	$4,457.9

SUBSIDIARY DEBT

With the exception of our guarantees of certain debt of HPS and SLIC, our Chinese MDI joint ventures, and certain indebtedness incurred from time to time to finance certain insurance premiums, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries (primarily Huntsman International); such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries’ respective operations.

Senior Credit Facilities

As of December 31, 2006, our Senior Credit Facilities consisted of our (i) $650 million Revolving Facility, (ii) $1,614.2 million Dollar Term Loan, and (iii) €73.9 million ($97.0 million) Euro Term Loan. As of December 31, 2006, there were no borrowings outstanding under the Revolving Facility, and we had $43.5 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under the Revolving Facility. The Revolving Facility matures in 2010 and the Term Loans mature in 2012; provided, however, that the maturities of the Revolving Facility and the Term Loans will accelerate if we do not repay all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

At the present time, borrowings under the Revolving Facility and the Dollar Term Loan bear interest at LIBOR plus 1.75% and borrowings under the Euro Term Loan currently bear interest at EURIBOR plus 2.00%. At our option, the Revolving Facility may bear interest at a rate equal to: (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 1.25% and 1.75%, depending on our applicable leverage ratio; and (ii) a prime-based rate plus an applicable margin ranging between 0.25% and 0.75%, depending on our applicable leverage ratio. At our option, the Term Loans may bear interest at a rate equal to: (i) LIBOR plus an applicable margin ranging between 1.50% and 1.75%, depending on our applicable leverage ratio or, with respect to the Euro Term Loan only, at EURIBOR plus an applicable margin ranging between 1.75% and 2.00%; and (ii) a prime-based rate plus an applicable margin ranging between 0.50% and 0.75%, depending on our applicable leverage ratio.

As of December 31, 2006, the weighted average interest rate on the Senior Credit Facilities was approximately 7.0%. Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien (generally shared with the holders of the 2010 Secured Notes) on substantially all of our domestic property, plant and equipment, the stock of all of or our material domestic subsidiaries and certain foreign subsidiaries and pledges of intercompany notes between various of our subsidiaries. The agreements governing the Senior Credit Facilities contain financial covenants typical for these types of agreements, including a minimum interest rate coverage ratio, a maximum debt-to-EBITDA ratio and a limit on capital expenditures. The credit agreements also contain customary restrictions or limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates and other customary default provisions.

We entered into an amendment to our Senior Credit Facilities on June 30, 2006 to provide for an additional $100 million of borrowings under the Dollar Term Loan. We borrowed the additional amounts under the Dollar Term Loan in July and used the proceeds to redeem all of our $100 million outstanding senior floating rate notes due 2011 at a call price of 104.0% of the aggregate principal amount thereof. The June 30, 2006 amendment also modified certain other provisions in our Senior Credit Facilities, including certain financial covenants. During 2006 we made several voluntary repayments under our Senior Credit Facilities from available liquidity, including payments of $50 million in April 2006 and $50 million in August 2006.

On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our Term Loans ($70.8 million on the Dollar Term Loan and €3.25 million on the Euro Term Loan) with available liquidity. In addition, on December 29, 2006 we used a portion of the net proceeds from the U.K. Petrochemicals Disposition to repay $400 million U.S. dollar equivalents on our Term Loans ($377.3 million on the Dollar Term Loan and €17.3 million on the Euro Term Loan).

Secured Notes

As of December 31, 2006, Huntsman International had outstanding $296.0 million aggregate principal amount ($294.0 million book value and $455.4 million original aggregate principal amount) under its 11.625% 2010 Secured Notes. The 2010 Secured Notes are redeemable after October 15, 2007 at 105.813% of the principal amount plus accrued interest, declining ratably to par on and after October 15, 2009. Interest on the 2010 Secured Notes is payable semiannually in April and October of each year. The 2010 Secured Notes are secured by a first priority lien on all collateral securing the Senior Credit Facilities as described above (other than capital stock of Huntsman International’s subsidiaries), shared equally with the lenders on the Senior Credit Facilities, subject to certain intercreditor arrangements.

The 2010 Secured Notes contain covenants relating to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions and are guaranteed by the

Guarantors. The indentures governing the 2010 Secured Notes also contain provisions requiring us to offer to repurchase the notes upon a change of control.

Senior Notes

As of December 31, 2006, Huntsman International had outstanding $198.0 million ($300 million original aggregate principal amount) of 11.5% 2012 Senior Notes. Interest on the 2012 Senior Notes is payable semiannually in January and July of each year. The 2012 Senior Notes are redeemable after July 15, 2008 at 105.75% of the principal amount plus accrued interest, declining ratably to par on and after July 15, 2010.

The 2012 Senior Notes are unsecured obligations. The indentures governing the 2012 Senior Notes contain covenants, among other things, relating to the incurrence of debt and limitations on distributions and certain restricted payments, asset sales and affiliate transactions and are guaranteed by the Guarantors. The indentures governing the 2012 Senior Notes contain provisions requiring us to offer to repurchase the notes upon a change of control.

On December 29, 2006, we used a portion of the net proceeds from the U.K. Petrochemicals Disposition to legally defease the outstanding $250 million of our 9.875% 2009 Senior Notes. We deposited sufficient funds with the trustee for redemption and irrevocably assigned all rights and title to these funds to the trustee for the benefit of the note holders. The notes are scheduled for redemption by the trustee on March 1, 2007 at a price of 102.468% of the aggregate principal amount plus accrued interest. On July 13, 2006, we entered into a transaction to repurchase $37.5 million of the 2009 Senior Notes at a price of approximately 105% of the aggregate principal amount plus accrued interest. In addition, on August 14, 2006 and on September 20, 2006, we completed redemptions of $62.5 million and $100.0 million, respectively, of the 2009 Senior Notes at a call price of 104.937% of the aggregate principal amount plus accrued interest.

In accordance with an amendment to our Senior Credit Facilities, on July 14, 2006, we borrowed an additional $100 million under the Dollar Term Loan and, on July 24, 2006, redeemed in full our senior floating rate notes due 2011 at 104.0% of the principal amount plus accrued interest.

Subordinated Notes

As of December 31, 2006, we had outstanding $175.0 million 7.375% 2015 Subordinated Notes and €135.0 million ($177.2 million) 7.5% 2015 Subordinated Notes. The 2015 Subordinated Notes are redeemable on or after January 1, 2010 at 103.688% and 103.750%, respectively, of the principal amount plus accrued interest, declining ratably to par on and after January 1, 2013. Under the terms of a registration rights agreement among Huntsman International, the Guarantors and the initial purchasers of the 2015 Subordinated Notes, we were required to complete an exchange offer for the 2015 Subordinated Notes on or before September 11, 2005. Because we did not complete the exchange offer by this date, we were required to pay additional interest on the 2015 Subordinated Notes. As of December 31, 2006, we had paid a total of $1.6 million and €1.2 million in additional interest. Additional interest ceased to accrue on December 17, 2006. Since we were not able to complete the exchange offer before this date, we withdrew the registration statement relating to the exchange offer.

As of December 31, 2006, we had outstanding €114.0 million ($149.6 million) (€450 million original aggregate principal amount) 10.125% 2009 Subordinated Notes. As of December 31, 2006, the 2009 Subordinated Notes have an unamortized premium of $1.4 million and are currently redeemable at 101.688% of the principal amount plus accrued interest, declining to par on or after July 1, 2007.

On November 13, 2006, we completed an offering of new subordinated notes consisting of €400 million (approximately $508 million on or about the offering date; $525.1 million as of December 31, 2006) 6.875% 2013 Subordinated Notes and $200 million 7.875% 2014 Subordinated Notes. We used the net proceeds of approximately $699 million to redeem all ($366.1 million) of our outstanding U.S. dollar-denominated 10.125% Subordinated Notes and a portion (€258.0 million) of our outstanding euro-denominated 10.125% 2009 Subordinated Notes. The call price of the 2009 Subordinated Notes was 101.688% of the principal amount plus accrued interest. The 2013 Subordinated Notes are redeemable on or after November 15, 2009 at 105.156% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012. The 2014 Subordinated Notes are redeemable on or after November 15, 2010 at 103.938% of the principal amount plus accrued interest, declining ratably to par on or after November 15, 2012.

Interest on the 2015 Subordinated Notes and the 2009 Subordinated Notes is payable semiannually in January and July of each year. Interest on the 2013 Subordinated Notes and the 2014 Subordinated Notes is payable semiannually in November and May of each year. All of our subordinated notes are unsecured. The indentures governing our subordinated notes contain covenants relating, among other things, to the incurrence of debt and limitations on distributions, certain restricted payments, asset sales and affiliate transactions. Our subordinated notes are guaranteed by the Guarantors. The indentures also contain provisions requiring us to offer to repurchase the notes upon a change of control.

At the end of February 2007, we closed on substantially all of a direct private placement of $147.0 million in aggregate principal amount of U.S. dollar denominated 7.875% senior subordinated notes due November 15, 2014. These notes were issued at a premium of 104% of principal amount for a yield of 7.01% and were issued under the same indenture and are of the same series as an original placement of dollar denominated notes issued by us in November 2006. We intend to use the expected net proceeds of approximately $151.7 million to redeem all (approximately €114 million) of our remaining outstanding 2009 Subordinated Notes, which are being called for redemption on March 27, 2007, at a call price of 101.688% plus accrued interest.

Other Debt

We maintain a $25.0 million multicurrency European Overdraft Facility used for the working capital needs for our European subsidiaries. As of December 31, 2006, we had no borrowings outstanding under the European Overdraft Facility.

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

HPS obtained secured loans for the construction of its MDI production facility. This debt consists of various committed loans in the aggregate amount of approximately $121 million. As of December 31, 2006, HPS had $28.9 million outstanding in U.S. dollar borrowings and 480 million in RMB borrowings ($61.4 million) under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2006, the interest rate was approximately 5.8% for U.S. dollar borrowings and 6.2% for RMB borrowings. The loans are secured by substantially all the assets of HPS and will be repaid in 16 semiannual installments beginning on June 30, 2007. We have guaranteed 70% of any amount due and unpaid by HPS under the loans described above (except for the VAT facility, which is not guaranteed). Our guarantees remain in effect until HPS has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service cost ratio of at least 1.5:1. Our Chinese MDI joint ventures are unrestricted subsidiaries under the Senior Credit Facilities and under the indentures governing our outstanding notes. HPS commenced operations during 2006.

Our Australian subsidiaries maintain credit facilities that had an aggregate outstanding balance of A$78.0 million ($61.4 million) as of December 31, 2006. These facilities are non-recourse to Huntsman International and bear interest at the Australian index rate plus a margin of 2.9%. As of December 31, 2006, the interest rate for these facilities was 9.3%. The Australian credit facilities mature in August 2007 and all borrowings under such facilities have been classified as current portion of debt.

In July 2006, in conjunction with our annual renewal of property and liability insurance programs, we financed substantially all of our premiums for the 2006/2007 renewal period and, at that time, Huntsman International entered into notes payable in the amount of $65.6 million due in the next twelve months. As of December 31, 2006, the outstanding amount due under these notes is $36.8 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

COMPLIANCE WITH COVENANTS

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

MATURITIES

The scheduled maturities of our debt by year as of December 31, 2006 are as follows (dollars in millions):

Year ending December 31:
2007	$187.9
2008	26.8
2009	184.4
2010	327.3
2011	31.5
Thereafter	2,887.4
$3,645.3

We also have lease obligations accounted for as capital leases which are included in other long-term debt. The scheduled maturities of our commitments under capital leases are as follows (dollars in millions):

Year ending December 31:
2007	$3.3
2008	3.3
2009	3.2
2010	2.6
2011	0.8
Total minimum payments	13.2
Less: Amounts representing interest	(2.7)
Present value of minimum lease payments	10.5
Less: Current portion of capital leases	(2.2)
Long-term portion of capital leases	$8.3

15.          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

INTEREST RATE HEDGING

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the duration of the portfolio and the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

Interest rate contracts were recorded as a component of other non-current liabilities as of December 31, 2006 and 2005. The effective portion of the changes in the fair value of the swaps are recorded in accumulated other comprehensive loss, with any ineffectiveness recorded in interest expense.

As of December 31, 2006 and 2005, we had entered into various types of interest rate contracts to manage our interest rate risk on our long-term debt as indicated below (dollars in millions):

	2006	2005
Notional amount	$75.0	$83.3
Fair value
Cash flow hedges	0.4	—
Non-designated derivatives	0.3	0.4
Maturity	2007-2010	2006-2010

For the years ended December 31, 2006 and 2005, the changes in accumulated other comprehensive (loss) income associated with cash flow hedging activities is indicated below:

	2006	2005
Balance at January 1	$2.1	$5.2
Current period change in fair value	(0.4)	(1.9)
Reclassifications to earnings	(1.6)	(1.2)
Balance at December 31	$0.1	$2.1

During the twelve months ending December 31, 2007, accumulated comprehensive income of approximately $0.1 million is expected to be reclassified to interest expense. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We are exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATES

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in U.S. dollars, euros, francs, British pounds and certain Asian currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. Our A/R Securitization Program in certain circumstances requires that we enter into forward foreign currency hedges intended to hedge currency exposures.

During the year ended December 31, 2006, we entered into foreign currency instruments to minimize the foreign currency impact on forecasted capital expenditures payable in Singapore Dollars associated with the construction of our polyetheramine manufacturing facility in Singapore. As of December 31, 2006, the notional amount of these derivative instruments is approximately 13 million Singapore dollars, and these instruments extend through April of 2007. These contracts are not designated as hedges for financial reporting purposes and are recorded at market value. Subsequent to December 31, 2006, we have entered into additional foreign currency derivatives with a notional amount of approximately 9 million Singapore dollars extending through July, 2007.

A significant portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in some cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future (“Permanent Loans”) and the designation of certain debt and swaps as net investment hedges.

Currency effects of net investment hedges resulted in a loss of $43.1 million, a gain of $55.0 million and a loss of $51.5 million in other comprehensive income (loss) (foreign currency translation adjustments) for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign currency transaction gains and losses on intercompany loans that are not designated as Permanent Loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as Permanent Loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of December 31, 2006, we have designated approximately €525 million of euro-denominated debt as a hedge of our net investments. As of December 31, 2006 we had approximately $1,061.1 million in net euro assets.

In conjunction with the November 13, 2006 offering of the 2013 Subordinated Notes and the 2014 Subordinated Notes, we redeemed a substantial portion of our U.S. dollar-denominated subordinated debt with newly issued euro-denominated subordinated debt and unwound certain existing cross-currency interest rate swaps. As of December 31, 2006, we have outstanding one cross-currency interest rate swap pursuant to which we have agreed to swap $31.1 million of 11.0% fixed rate debt for €25.0 million of 9.4% fixed rate debt. At maturity, July 15, 2007, we are required to pay principal of €25.0 million and will receive principal of $31.1 million. This swap is not designated as a hedge for financial reporting purposes. As of December 31, 2006, the fair value of this swap was $1.5 million and was recorded in other noncurrent assets in our balance sheet.

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

16.          SECURITIZATION OF ACCOUNTS RECEIVABLE

Under our A/R Securitization Program, we grant an undivided interest in certain of our trade receivables to the Receivables Trust, a qualified off-balance sheet entity, at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper. The A/R Securitization Program currently provides for financing through a commercial paper conduit program (in both U.S. dollars and euros). On April 18, 2006, we completed an amendment and expansion of our A/R Securitization Program and added certain additional U.S. subsidiaries as additional receivables originators under the A/R Securitization Program. In connection with this amendment and expansion, the Receivables Trust redeemed in full all of the €90.5 million ($109.8 million) and $85.0 million in principal amount of the medium-term notes outstanding under the A/R Securitization Program. The amended A/R Securitization Program currently provides for financing through a commercial paper conduit program (in both U.S. dollars and euros). We expanded the size of the commercial paper conduit program to a committed amount of approximately $500 million U.S. dollar equivalents for three years. Interest costs to the Receivables Trust on amounts drawn under the commercial paper conduit are LIBOR and/or EURIBOR, as applicable, plus 60 basis points per annum based upon a pricing grid (which is dependent upon our credit rating). Transfers of accounts receivable to the Receivables Trust continue to be accounted for as sales under the amended A/R Securitization Program. At December 31, 2006, our capacity under the A/R Securitization Program was approximately $446 million.

As of December 31, 2006, the Receivables Trust had approximately $220 million and approximately €170 million ($223.2 million) in commercial paper outstanding. As of December 31, 2005, the Receivables Trust had approximately $192 million in U.S. dollar equivalents in medium-term notes outstanding and approximately $110.1 million in U.S. dollar equivalents in commercial paper outstanding. As of December 31, 2006 and 2005, the weighted average interest rate for the commercial paper was approximately 4.4% and 3.5%, respectively.

As of December 31, 2006 and 2005, our retained interest in receivables (including servicing assets) subject to the program was approximately $157.9 million and $164 million, respectively. The value of the retained interest is subject to credit and interest rate risk. For the years ended December 31, 2006, 2005 and 2004, new sales of accounts receivable sold into the program totaled approximately $7,492 million, $5,585 million and $5,071 million, respectively, and cash collections from receivables sold into the program that were reinvested totaled approximately $7,395 million, $5,589 million and $5,017 million, respectively. Servicing fees received during the years ended December 31, 2006, 2005 and 2004 were approximately $8 million, $6 million and $6 million, respectively.

We incur losses on the A/R Securitization Program for the discount on receivables sold into the program and fees and expenses associated with the program. For the years ended December 31, 2006, 2005 and 2004, losses on the A/R Securitization Program were $16.1 million, $9.0 million and $13.3 million, respectively. We also retain responsibility for the economic gains and losses on forward contracts mandated by the terms of the program to hedge the currency exposures on the collateral supporting the off-balance sheet debt issued. Gains and losses on forward contracts included as a component of the loss on the A/R Securitization Program were nil, nil and a loss of $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of each of December 31, 2006 and 2005, the fair value of the open forward currency contracts was nil.

The key economic assumptions used in valuing the residual interest are presented below:

December 31,
	2006	2005
Weighted average life (in days)	35-40	35 to 40
Credit losses (annual rate)	Less than 1%	Less than 1%
Discount rate (weighted average life)	Less than 1%	Less than 1%

A 10% and 20% adverse change in any of the key economic assumptions would not have a material impact on the fair value of the retained interest. Total receivables over 60 days past due as of December 31, 2006 and 2005 were $24.7 million and $22.5 million, respectively.

17.          FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Non-qualifed employee benefit plan investments	$7.6	$7.6	$5.4	$5.4
Government securities	17.6	17.6	31.2	31.2
Long-term debt (including current poriton)	3,645.3	3,714.9	4,457.9	4,593.2
Notes receivable from affiliates	—	—	3.0	3.0

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2006, and current estimates of fair value may differ significantly from the amounts presented herein.

18.          EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT AND OTHER POSTRETIREMENT BENEFIT PLANS

Our employees participate in a trusteed, non-contributory defined benefit pension plan (the “Plan”) that covers substantially all of our full-time U.S. employees. Effective July 1, 2004, the Plan formula for employees not covered by a collective bargaining agreement was converted to a cash balance design. For represented employees, participation in the cash balance design is subject to the terms of negotiated contracts. Between July 1, 2004 and September 1, 2005, thirteen collectively bargained units had negotiated to participate. For participating employees, benefits accrued under the prior formula were converted to opening cash balance accounts. The new cash balance benefit formula provides annual pay credits from 4% to 12% of eligible pay, depending on age and service, plus accrued interest. Participants in the plan on July 1, 2004 may be eligible for additional annual pay credits from 1% to 8%, depending on their age and service as of that date, for up to five years. The conversion to the cash balance plan did not have a significant impact on the accrued benefit liability, the funded status or ongoing pension expense.

We sponsor defined benefit plans in a number of countries outside of the U.S. The availability of these plans, and their specific design provisions, are consistent with local competitive practices and regulations.

We also sponsor two unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.

In May 2004, the FASB issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides accounting guidance for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) to a sponsor of a postretirement health care plan. On July 1, 2004 we adopted the provisions of FSP No. 106-2. The adoption of FSP No. 106-2 reduced our non-pension postretirement accumulated benefit obligation by approximately $4.7 million, which has been recognized as a change in our unrecognized actuarial gain/loss. The adoption of FSP No. 106-2 reduced the net periodic postretirement benefit cost recognized during the year ended December 31, 2005 by approximately $0.5 million.

In 2005, we changed the measurement date of our pension and postretirement benefit plans from December 31 to November 30. We believe the one-month change of the measurement date is preferable because it provides us more time to review the completeness and accuracy of the actuarial benefit information which results in an improvement in our internal control procedures. The effect of the change in measurement date on the respective obligations and assets of the plan resulted in a cumulative effect of a change in accounting principle credit, net of tax of $1.9 million, of $4.0 million ($0.02 decrease in loss per share) for us and a cumulative effect of a change in accounting principle credit, net of tax of $1.5 million, of $4.2 million for Huntsman International recorded in the year ended December 31, 2005. The pro forma impact of changing this accounting policy is to reduce net loss by approximately $0.2 million ($0.00 per share) for the year ended December 31, 2004.

The following table summarizes the impact of the initial adoption of SFAS No. 158 (dollars in millions):

Huntsman Corporation

	December 31, 2006 Prior to SFAS No. 158 Adjustments	SFAS No. 158 Adjustment	December 31, 2006 Post SFAS No. 158 Adjustments
Prepaid pension costs	$143.1	$(73.7)	$69.4
Intangible assets	6.8	(6.8)	—
Pension liabilities	(460.3)	(86.2)	(546.5)
Postretirement benefit liabilities	(135.4)	(39.2)	(174.6)
Accumulated other comprehensive income	(162.0)	(205.9)	(367.9)

Huntsman International

	December 31, 2006 Prior to SFAS No. 158 Adjustments	SFAS No. 158 Adjustment	December 31, 2006 Post SFAS No. 158 Adjustments
Prepaid pension costs	$181.4	$(112.0)	$69.4
Intangible assets	6.8	(6.8)	—
Pension liabilities	(419.7)	(126.8)	(546.5)
Postretirement benefit liabilities	(135.4)	(39.2)	(174.6)
Accumulated other comprehensive income	(221.0)	(284.7)	(505.7)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	U.S.		Non-U.S.
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$5.4	$3.5	$7.3	$0.1
Prior service (credit) cost	(5.5)	(2.5)	(1.2)	—
Transition obligation	1.1	—	0.7	—
Total	$1.0	$1.0	$6.8	$0.1

Huntsman International

	U.S.		Non-U.S.
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$5.7	$3.5	$13.7	$0.1
Prior service (credit) cost	(5.5)	(2.5)	(1.2)	—
Transition obligation	1.1	—	0.7	—
Total	$1.3	$1.0	$13.2	$0.1

The following table sets forth the funded status of the plans and the amounts recognized in the consolidated balance sheets at December 31, 2006 and 2005 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2006		2005		2006		2005
Huntsman Corporation	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$625.5	$1,941.2	$489.6	$2,020.7	$155.9	$4.8	$126.9	$4.3
Adjustment due to change in measurement date	—	—	(2.1)	(11.5)	—	—	(0.1)	—
Service cost	34.1	53.2	30.6	48.3	4.3	—	4.1	—
Interest cost	37.5	98.0	35.9	90.3	8.7	0.2	9.3	0.2
Participant contributions	—	8.7	—	5.8	—	—	—	—
Plan amendments	1.0	2.6	(21.4)	(15.4)	0.1	—	(8.4)	—
Exchange rate changes	—	247.3	—	(242.3)	—	—	—	0.2
Divestitures/acquisitions	(15.9)	313.1	—	0.3	4.0	—	—	—
Settlements/transfers	—	(1.4)	—	(2.7)	—	—	—	—
Other	2.0	(1.5)	—	(0.3)	—	—	—	—
Curtailments	—	(123.0)	—	(2.6)	—	—	—	—
Special termination benefits	—	2.6	—	11.4	—	—	—	—
Actuarial loss (gain)	24.7	120.2	13.2	108.5	9.5	(0.1)	(0.4)	0.4
Consolidation of Rubicon	—	—	116.5	—	—	—	34.2	—
Benefits paid	(45.7)	(75.9)	(36.8)	(69.3)	(11.4)	(0.4)	(9.7)	(0.3)
Benefit obligation at end of year	$663.2	$2,585.1	$625.5	$1,941.2	$171.1	$4.5	$155.9	$4.8
Change in plan assets
Fair value of plan assets at beginning of year	$416.9	$1,626.3	$297.8	$1,607.4	$—	$—	$—	$—
Adjustment due to change in measurement date	—	—	(8.8)	(8.8)	—	—	—	—
Actual return on plan assets	60.5	202.2	36.5	236.1	—	—	—	—
Exchange rate changes	—	211.5	—	(200.0)	—	—	—	—
Divestitures/acquisitions	—	245.2	—	0.2	—	—	—	—
Participant contributions	—	8.7	—	5.8	—	—	—	—
Other	—	(0.9)	—	4.3	—	—	—	—
Administrative expenses	—	(1.1)	—	(1.3)	—	—	—	—
Company contributions	58.1	57.5	50.8	55.8	11.4	0.4	9.7	0.3
Settlements/transfers	—	(2.3)	—	(3.9)	—	—	—	—
Consolidation of Rubicon	—	—	77.4	—	—	—	—	—
Benefits paid	(45.7)	(75.9)	(36.8)	(69.3)	(11.4)	(0.4)	(9.7)	(0.3)
Fair value of plan assets at end of year	$489.8	$2,271.2	$416.9	$1,626.3	$—	$—	$—	$—
Funded status
Fair value of plan assets	$489.8	$2,271.2	$416.9	$1,626.3	$—	$—	$—	$—
Benefit obligations	663.2	2,585.1	625.5	1,941.2	171.1	4.5	155.9	4.8
Funded status	(173.4)	(313.9)	(208.6)	(314.9)	(171.1)	(4.5)	(155.9)	(4.8)
Unrecognized net actuarial loss	—	—	153.5	318.4	—	—	55.4	1.4
Unrecognized prior service credit	—	—	(68.3)	(6.5)	—	—	(26.9)	—
Unrecognized transition obligation	—	—	2.8	2.5	—	—	—	0.2
Contributions paid December 1 through December 31	3.9	6.3	3.3	3.7	0.9	0.1	0.7	—
Accrued benefit cost	$(169.5)	$(307.6)	$(117.3)	$3.2	$(170.2)	$(4.4)	$(126.7)	$(3.2)

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2006		2005		2006		2005
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in balance sheet:

Noncurrent asset	$1.7	$67.7	$—	$—	$—	$—	$—	$—
Current liability	(4.7)	(5.1)	—	—	(12.0)	(0.4)	—	—
Noncurrent liability	(166.5)	(370.2)	—	—	(158.2)	(4.0)	—	—
Prepaid benefit cost	—	—	1.0	148.1	—	—	—	—
Accrued benefit cost	—	—	(185.7)	(216.9)	—	—	(126.7)	(3.2)
Intangible asset	—	—	3.6	3.7	—	—	—	—
Accumulated other comprehensive income	—	—	63.8	68.3	—	—	—	—
	$(169.5)	$(307.6)	$(117.3)	$3.2	$(170.2)	$(4.4)	$(126.7)	$(3.2)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$128.0	$261.6	$—	$—	$61.4	$1.1	$—	$—
Prior service credit	(62.7)	(2.9)	—	—	(23.5)	—	—	—
Transition obligation	2.6	2.1	—	—	—	0.2	—	—
	$67.9	$260.8	$—	$—	$37.9	$1.3	$—	$—

Components of the net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2006	2005	2004	2006	2005	2004
Service cost	$34.1	$30.6	$19.0	$53.2	$48.3	$45.1
Interest cost	37.5	35.9	30.7	98.0	90.3	86.9
Expected return on assets	(34.4)	(31.0)	(22.1)	(125.3)	(105.8)	(96.4)
Amortization of transition obligation	1.2	1.1	1.1	0.7	0.7	0.7
Amortization of prior service cost	(5.6)	(4.0)	1.0	(1.0)	(1.2)	0.5
Amortization of actuarial loss	8.7	7.4	4.8	10.8	15.4	5.8
Curtailment gain	—	—	—	(18.2)	(1.2)	—
Settlement loss	—	—	—	0.8	1.3	—
Special termination benefits	—	—	—	2.1	11.4	4.7
Net periodic benefit cost	41.5	40.0	34.5	21.1	59.2	47.3
Less discontinued operations	—	—	—	(1.9)	(21.0)	(18.7)
Net periodic benefit cost from continuing operations	$41.5	$40.0	$34.5	$19.2	$38.2	$28.6

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2006	2005	2004	2006	2005	2004
Service cost	$4.3	$4.1	$3.3	$—	$—	$—
Interest cost	8.7	9.3	7.5	0.2	0.2	0.2
Amortization of prior service cost	(3.0)	(2.4)	(1.9)	—	—	—
Amortization of actuarial loss	3.1	3.3	3.5	0.1	0.1	0.1
Acquisition/divestiture	—	—	—	0.1	—	0.1
Net periodic benefit cost	$13.1	$14.3	$12.4	$0.4	$0.3	$0.4

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2006		2005		2006		2005
Huntsman International	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation

Benefit obligation at beginning of year	$625.5	$1,941.2	$489.6	$2,020.7	$155.9	$4.8	$126.9	$4.3
Adjustment due to change in measurement date	—	—	(2.1)	(11.5)	—	—	(0.1)	—
Service cost	34.1	53.2	30.6	48.3	4.3	—	4.1	—
Interest cost	37.5	98.0	35.9	90.3	8.7	0.2	9.3	0.2
Participant contributions	—	8.7	—	5.8	—	—	—	—
Plan amendments	1.0	2.6	(21.4)	(15.4)	0.1	—	(8.4)	—
Exchange rate changes	—	247.3	—	(242.3)	—	—	—	0.2
Divestitures/acquisitions	(15.9)	313.1	—	0.3	4.0	—	—	—
Consolidation of Rubicon	—	—	116.5	—	—	—	34.2	—
Settlements/transfers	—	(1.4)	—	(2.7)	—	—	—	—
Other	2.0	(1.5)	—	(0.3)	—	—	—	—
Curtailments	—	(123.0)	—	(2.6)	—	—	—	—
Special termination benefits	—	2.6	—	11.4	—	—	—	—
Actuarial loss (gain)	24.7	120.2	13.2	108.5	9.5	(0.1)	(0.4)	0.4
Benefits paid	(45.7)	(75.9)	(36.8)	(69.3)	(11.4)	(0.4)	(9.7)	(0.3)
Benefit obligation at end of year	$663.2	$2,585.1	$625.5	$1,941.2	$171.1	$4.5	$155.9	$4.8
Change in plan assets
Fair value of plan assets at beginning of year	$416.9	$1,626.3	$297.8	$1,607.4	$—	$—	$—	$—
Adjustment due to change in measurement date	—	—	(8.8)	(8.8)	—	—	—	—
Actual return on plan assets	60.5	202.2	36.5	236.1
Exchange rate changes	—	211.5	—	(200.0)	—	—	—	—
Divestitures/acquisitions	—	245.2	—	0.2	—	—	—	—
Participant contributions	—	8.7	—	5.8	—	—	—	—
Other	—	(0.9)	—	4.3	—	—	—	—
Administrative expenses	—	(1.1)	—	(1.3)	—	—	—	—
Company contributions	58.1	57.5	50.8	55.8	11.4	0.4	9.7	0.3
Settlements/transfers	—	(2.3)	—	(3.9)	—	—	—	—
Consolidation of Rubicon	—	—	77.4	—	—	—	—	—
Benefits paid	(45.7)	(75.9)	(36.8)	(69.3)	(11.4)	(0.4)	(9.7)	(0.3)
Fair value of plan assets at end of year	$489.8	$2,271.2	$416.9	$1,626.3	$—	$—	$—	$—
Funded status
Fair value of plan assets	$489.8	$2,271.2	$416.9	$1,626.3	$—	$—	$—	$—
Benefit obligations	663.2	2,585.1	625.5	1,941.2	171.1	4.5	155.9	4.8
Funded status	(173.4)	(313.9)	(208.6)	(314.9)	(171.1)	(4.5)	(155.9)	(4.8)
Unrecognized net actuarial loss	—	—	158.0	446.4	—	—	55.4	1.4
Unrecognized prior service credit	—	—	(68.3)	(6.5)	—	—	(26.9)	—
Unrecognized transition obligation	—	—	2.8	2.5	—	—	—	0.2
Contributions paid December 1 through December 31	3.9	6.3	3.3	3.7	0.9	0.1	0.7	—
Accrued benefit cost	$(169.5)	$(307.6)	$(112.8)	$131.2	$(170.2)	$(4.4)	$(126.7)	$(3.2)

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2006		2005		2006		2005
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in balance sheet:

Noncurrent asset	$1.7	$67.7	$—	$—	$—	$—	$—	$—
Current liability	(4.7)	(5.1)	—	—	(12.0)	(0.4)	—	—
Noncurrent liability	(166.5)	(370.2)	—	—	(158.2)	(4.0)	—	—
Prepaid benefit cost	—	—	1.0	243.9	—	—	—	—
Accrued benefit cost	—	—	(185.7)	(246.7)	—	—	(126.7)	(3.2)
Intangible asset	—	—	3.6	3.7	—	—	—	—
Accumulated other comprehensive income	—	—	68.3	130.3	—	—	—	—
	$(169.5)	$(307.6)	$(112.8)	$131.2	$(170.2)	$(4.4)	$(126.7)	$(3.2)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$131.7	$395.7	$—	$—	$61.4	$1.1	$—	$—
Prior service credit	(62.7)	(2.9)	—	—	(23.5)	—	—	—
Transition obligation	2.6	2.1	—	—	—	0.2	—	—
	$71.6	$394.9	$—	$—	$37.9	$1.3	$—	$—

Components of the net periodic benefit costs for the years ended December 31, 2006, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2006	2005	2004	2006	2005	2004
Service cost	$34.1	$30.6	$19.0	$53.2	$48.3	$45.1
Interest cost	37.5	35.9	30.7	98.0	90.3	86.9
Expected return on assets	(34.4)	(31.0)	(22.1)	(125.3)	(105.8)	(96.4)
Amortization of transition obligation	1.2	1.1	1.1	0.7	0.7	0.7
Amortization of prior service cost	(5.6)	(4.0)	1.0	(1.0)	(1.2)	0.5
Amortization of actuarial loss	9.5	7.4	4.8	20.4	24.0	20.2
Curtailment gain	—	—	—	—	(1.2)	—
Settlement loss	—	—	—	0.8	1.3	—
Special termination benefits	—	—	—	2.1	11.4	4.7
Net periodic benefit cost	42.3	40.0	34.5	48.9	67.8	61.7
Less discontinued operations	—	—	—	(18.8)	(21.0)	(18.7)
Net periodic benefit cost from continuing operations	$42.3	$40.0	$34.5	$30.1	$46.8	$43.0

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2006	2005	2004	2006	2005	2004
Service cost	$4.3	$4.1	$3.3	$—	$—	$—
Interest cost	8.7	9.3	7.5	0.2	0.2	0.2
Amortization of prior service cost	(3.0)	(2.4)	(1.9)	—	—	—
Amortization of actuarial loss	3.1	3.3	3.5	0.1	0.1	0.1
Acquisition/divestiture	—	—	—	0.1	—	0.1
Net periodic benefit cost	$13.1	$14.3	$12.4	$0.4	$0.3	$0.4

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2006	2005	2004	2006	2005	2004
Projected benefit obligation:
Discount rate	5.67%	5.75%	5.75%	4.39%	4.61%	4.85%
Rate of compensation increase	3.89%	3.90%	4.00%	3.22%	3.33%	3.65%
Net periodic pension cost:
Discount rate	5.75%	5.75%	6.00%	4.61%	4.85%	5.30%
Rate of compensation increase	3.90%	4.00%	4.00%	3.33%	3.65%	3.51%
Expected return on plan assets	8.25%	8.25%	8.25%	6.89%	7.06%	7.11%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2006	2005	2004	2006	2005	2004
Projected benefit obligation:
Discount rate	5.63%	5.71%	5.75%	5.00%	5.00%	5.77%
Net periodic pension cost:
Discount rate	5.71%	5.75%	6.00%	5.00%	5.77%	6.25%

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets were as follows (dollars in millions):

	U.S. Plans		Non U.S. Plans
	2006	2005	2006	2005
Projected benefit obligation, end of year	$649.6	$625.5	$2,286.1	$1,430.5
Fair value of plan assets, end of year	474.5	416.9	1,839.3	1,089.6

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with  an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation, year end	$645.8	$625.5	$2,233.0	$1,430.5
Accumulated benefit obligation, year end	621.2	605.0	2,048.3	1,220.8
Fair value of plan assets, year end	470.8	416.9	1,794.0	1,089.6

x

Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined	Other Postretirement	Defined	Other Postretirement
	Benefit Plans	Benefit Plans	Benefit Plans	Benefit Plans
2007 expected employer contributions:
To plan trusts	$57.7	$—	$108.3	$—
Expected benefit payments:
2007	$48.0	$12.0	$86.2	$0.4
2008	37.6	11.9	87.3	0.4
2009	41.6	11.8	89.7	0.4
2010	42.8	11.6	93.5	0.4
2011	47.0	11.7	99.6	0.4
2012-2016	281.4	55.9	497.6	1.7

In 2006 and 2005, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 10% and 9%, respectively, decreasing to 5% after 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent-point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	One-Percentage	One-Percentage
	Point	Point
Asset category	Increase	Decrease
Effect on total of service and interest cost	$2.1	$(2.1)
Effect on postretirement benefit obligation	9.6	(10.3)

The asset allocation for our pension plans at the end of 2006 and 2005 and the target allocation for 2007, by asset category, follows. The fair value of plan assets for these plans was $2,761.0 million at the end of 2006. Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long term rate of return on these assets is estimated to be between 6.9% to 8.25%.

		Allocation at	Allocation at
Asset category	Target Allocation 2007	December 31, 2006	December 31, 2005
U.S. pension plans:
Large Cap Equities	30%	29%	31%
Small/Mid Cap Equities	18%	17%	19%
International Equities	17%	18%	16%
Fixed Income	20%	18%	17%
Real Estate/Other	15%	15%	14%
Cash	0%	3%	3%
Total U.S. pension plans	100%	100%	100%
Non-U.S. pension plans:
Equities	57%	58%	60%
Fixed Income	38%	37%	35%
Real estate	4%	4%	4%
Cash	1%	1%	1%
Total non-U.S. pension plans	100%	100%	100%

Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2006.

Our pension plan assets are managed by outside investment managers; assets are rebalanced based upon market opportunities and the consideration of transactions costs. Our strategy with respect to pension assets is to pursue an investment plan that, over the long term is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan’s ability to meet currently committed obligations.

DEFINED CONTRIBUTION PLANS

We have a money purchase pension plan covering substantially all of our domestic employees who have completed at least two years of service. Employer contributions are made based on a percentage of employees’ earnings (ranging up to 8%).

We also have a salary deferral plan covering substantially all domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute an amount equal to one-half of the participant’s contribution, not to exceed 2% of the participant’s compensation.

Beginning January 1, 2004, the money purchase pension plan was closed to new hires. At the same time, the company match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant’s compensation, once the participant has achieved six years of service with the Company.

Our total combined expense for the above defined contribution plans for the years ended December 31, 2006, 2005, and 2004 was $15.2 million, $15.9 million and $20.7 million, respectively.

SUPPLEMENTAL SALARY DEFERRAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Huntsman Supplemental Savings Plan (“SSP”) is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986 (“Section 409A”).

The Huntsman Supplemental Executive Retirement Plan (the “SERP”) is an unfunded nonqualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan. On December 23, 2005, the SERP was amended and restated for four purposes: (1) to transfer certain liabilities related to benefits for eligible executive employees to the newly-established Huntsman Supplemental Executive MPP Plan (the “SEMPP”), (2) to reflect a change in the benefit formula in the Huntsman Defined Benefit Pension Plan, (3) to provide for the merger of the Polyurethanes Executive Pension Plan and the Polyurethanes Excess Benefit Plan (each an unfunded nonqualified pension plan) into the SERP, and (4) to allow eligible executive employees to comply with Section 409A. The effective date of the amendment and restatement of the SERP with respect to items (1) - (3) is July 1, 2004 because each of these items relates to the amendment of the Huntsman Defined Benefit Pension Plan which was effective on such date. The effective date of the amendment and restatement of the SERP with respect to item (4) is January 1, 2005 in accordance with Section 409A.

Assets of these plans are included in other assets and were $7.6 million and $5.3 million at December 31, 2006 and 2005. During the year ended December 31, 2006, 2005 and 2004, we expensed $0.6 million, $0.5 million and $0.5 million for the SSP and the SERP, respectively.

STOCK-BASED INCENTIVE PLAN

In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards (“Awards”) to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 21,590,909 shares of common stock may be delivered pursuant to the Awards under the Stock Incentive Plan. See “Note 24. Stock-Based Compensation Plans.”

INTERNATIONAL PLANS

International employees are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are included in the consolidated financial statements in other non-current liabilities.

19.          INCOME TAXES

The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	For the Year ended December 31,
	2006	2005	2004
Income tax benefit (expense):
U.S.
Current	$15.4	$(1.5)	$(11.1)
Deferred	3.9	19.1	2.2
Non-U.S.
Current	(48.8)	(25.1)	(24.3)
Deferred	78.5	13.6	105.2
Total	$49.0	$6.1	$72.0

Huntsman International

	For the Year ended December 31,
	2006	2005	2004
Income tax benefit (expense):
U.S.
Current	$15.5	$(1.5)	$(11.1)
Deferred	2.2	—	2.4
Non-U.S.
Current	(48.7)	(25.1)	(24.3)
Deferred	61.0	13.4	99.3
Total	$30.0	$(13.2)	$66.3

The following schedules reconcile the differences between U.S. federal income taxes at the U.S. statutory rate to the (provision) benefit for income taxes for us and Huntsman International (dollars in millions):

Huntsman Corporation

	For the Year ended December 31,
	2006	2005	2004
Income (loss) from continuing operations before income taxes and minority interests	$347.5	$(35.0)	$(384.8)
Expected tax at U.S. statutory rate of 35%	$(121.6)	$12.3	$134.6
Change resulting from:
State (taxes) benefit net of federal benefit	(0.9)	2.3	(2.6)
Effects of non-U.S. operations and tax rate differential(1)	(8.7)	(14.1)	30.3
Incremental U.S. tax on non-U.S. income	—	(18.1)	(28.4)
Effect of AdMat consolidation transaction(2)	—	(88.4)	—
U.S. and U.K. tax authority dispute resolutions	54.0	0.7	—
Change in valuation allowance	125.7	113.4	(69.7)
Other—net	0.5	(2.0)	7.8
Total income tax benefit	$49.0	$6.1	$72.0

Huntsman International

	2006	2005	2004
Income (loss) from continuing operations before income taxes and minority interests	$348.6	$137.9	$(340.1)
Expected (tax) benefit at U.S. statutory rate of 35%	$(122.0)	$(48.3)	$119.0
Change resulting from:
State benefit (taxes) net of federal benefit	1.8	(2.9)	(4.0)
Effects of non-U.S. operations and tax rate differential(1)	(9.1)	(13.4)	31.5
Incremental U.S. tax on non-U.S. income	—	(18.2)	(28.4)
Domestic income (loss) allocable to minority interest	—	9.5	(11.5)
Effect of AdMat consolidation transaction(2)	—	(88.4)	—
U.S. and U.K. tax authority dispute resolutions	54.0	0.7	—
Change in valuation allowance	104.7	150.7	(48.7)
Other—net	0.6	(2.9)	8.4
Total income tax benefit (expense)	$30.0	$(13.2)	$66.3

(1)          During the year ended December 31, 2006, included in the $8.7 million for our Company and the $9.1 million for Huntsman International in “Effects of non-U.S. operations and tax rate differential” above are non-recurring items including amounts associated with enacted changes in tax rates ($6.8 million) and the establishment of contingency reserves ($5.5 million).

(2)          The 2005 “Effect of AdMat consolidation transaction” above is approximately $88.4 million of tax expense fully offset by changes in valuation allowances. The components of the $88.4 million are as follows: $30.7 million associated with loss recapture income related to non-U.S. losses that had previously been deducted for U.S. taxation purposes; $6.2 million associated with current year non-U.S. losses not deducted for U.S. tax purposes; and $51.5 million associated with the write-down of net deferred tax assets, with a full valuation allowance, related to the U.S. taxation of Huntsman Advanced Materials non-U.S. entities. Effective January 1, 2006, certain of Huntsman Advanced

Materials’s non-U.S. operations previously treated as branches will no longer be treated as branches and will only be subject to U.S. taxation on future earnings to the extent those earnings are repatriated. This eliminates current double taxation of foreign earnings that are inherent in the Huntsman Advanced Materials tax structure.

The components of income (loss) from continuing operations before income taxes and minority interests were as follows (dollars in millions):

Huntsman Corporation

	For the Year ended December 31,
	2006	2005	2004
U.S.	$290.7	$(111.3)	$(155.4)
Non-U.S.	56.8	76.3	(229.4)
Total	$347.5	$(35.0)	$(384.8)

Huntsman International

	For the Year ended December 31,
	2006	2005	2004
U.S.	$291.8	$63.1	$(109.4)
Non-U.S.	56.8	74.8	(230.7)
Total	$348.6	$137.9	$(340.1)

Subsequent to acquiring Huntsman Advanced Materials in June 2003 and through December 31, 2005, substantially all non-U.S. operations of Huntsman Advanced Materials were treated as branches of our Company for U.S. income tax purposes and were, therefore, subject to both U.S. and non-U.S. income tax. The pre-tax income in the table above and the preceding U.S. and non-U.S. allocation of the income tax provision by taxing jurisdiction may, therefore, not be directly related.

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,	December 31,
	2006	2005
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$869.3	$1,020.6
Pension and other employee compensation	234.4	167.5
Property, plant and equipment	82.3	44.8
Intangible assets	92.3	113.7
Foreign tax credits	50.2	13.2
Other, net	133.1	57.0
Total	1,461.6	1,416.8
Deferred income tax liabilities:
Property, plant and equipment	(701.1)	(881.1)
Pension and other employee compensation	(14.6)	(39.2)
Other, net	(121.4)	(82.5)
Total	(837.1)	(1,002.8)
Net deferred tax asset before valuation allowance	624.5	414.0
Valuation allowance	(571.5)	(549.3)
Net deferred tax asset (liability)	$53.0	$(135.3)
Current tax asset	$64.6	$31.2
Current tax liability	(9.4)	(2.4)
Non-current tax asset	190.4	94.2
Non-current tax liability	(192.6)	(258.3)
Total	$53.0	$(135.3)

Huntsman International

	December 31,	December 31,
	2006	2005
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$790.3	$942.5
Pension and other employee compensation	233.8	166.9
Property, plant and equipment	82.3	44.8
Intangible assets	90.4	107.0
Foreign tax credits	50.2	13.2
Other, net	131.5	56.9
Total	1,378.5	1,331.3
Deferred income tax liabilities:
Property, plant and equipment	(676.7)	(851.1)
Pension and other employee compensation	(14.6)	(39.2)
Other, net	(62.5)	(39.6)
Total	(753.8)	(929.9)
Net deferred tax asset before valuation allowance	624.7	401.4
Valuation allowance	(536.3)	(495.3)
Net deferred tax asset (liability)	$88.4	$(93.9)
Current tax asset	$70.7	$31.2
Current tax liability	(9.4)	(2.4)
Non-current tax asset	188.7	94.2
Non-current tax liability	(161.6)	(216.9)
Total	$88.4	$(93.9)

As of December 31, 2006, we have U.S. federal net operating loss carryforwards (“NOLs”) of $743.4 million. The U.S. NOLs begin to expire in 2009 and fully expire in 2025. We also have NOLs of $1,910.0 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $493.2 million have a limited life and $26.9 million are scheduled to expire in 2007.

Included in the $1,910 million of non-U.S. NOLs is $1,059.1 million attributable to Huntsman Advanced Materials’ Luxembourg entities. As of December 31, 2006, there is a valuation allowance of $307.2 million against these net tax-effected NOLs of $313.8 million. Due to the uncertainty surrounding the realization of the benefits of these losses that may result from future dissolution or restructuring of the Luxembourg entities, we have reduced the related deferred tax asset with a valuation allowance.

We are subject to the “ownership change” rules of Section 382 of the Internal Revenue Code. Under these rules, our use of the NOLs could be limited in tax periods following the date of an ownership change. Based upon the existence of significant tax “built-in income” items, the effect of the ownership change rules on the ability to utilize the NOLs is not anticipated to be material.

We have a valuation allowance against our entire U.S. and a material portion of our non-U.S. net deferred tax assets. We have specific valuation allowances of $38.2 million that, when reversed, will reduce goodwill and other non-current intangibles. Additionally, included in the deferred tax assets at December 31, 2006 is approximately $7.7 million of cumulative tax benefit related to equity transactions which will be credited to stockholders’ equity when realized, after all other valuation allowances have been reversed.

The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2006	2005	2004
Valuation allowance as of January 1	$549.3	$842.1	$603.2
Valuation allowance as of December 31	571.5	549.3	842.1
Net change	(22.2)	292.8	(238.9)
Foreign currency movements	6.5	(81.1)	52.5
Deferred tax liabilities recorded in purchase accounting which reduced the need for valuation allowances	(7.8)	(2.9)	—
Recognition of net operating losses based on final settlement with U.S. and U.K. tax authorities, with a corresponding increase to valuation allowance	53.0	—	—
Adjustments to defered tax assets with an offsetting adjustment to valuation allowance	72.3	(99.8)	68.6
Movement of net deferred tax assets unrelated to income or loss from continuing operations	25.0	5.2	73.9
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding reduction to goodwill or intangible assets	(1.1)	(0.8)	(25.8)
Change in valuation allowance per rate reconciliation	$125.7	$113.4	$(69.7)
Components of change in valuation allowance:
Effects of pre-tax income and pre-tax losses in jurisdictions with valuation allowances	$104.8	$(20.7)	$(77.3)
Effects of AdMat consolidation transaction	—	88.4	—
Releases of valuation allowances in various jurisdictions	29.1	56.5	10.8
Establishments of valuation allowances in various jurisdictions	(8.2)	(10.8)	(3.2)
Change in valuation allowance per rate reconciliation	$125.7	$113.4	$(69.7)

Huntsman International

	2006	2005	2004
Valuation allowance as of January 1	$495.3	$937.2	$763.3
Valuation allowance as of December 31	536.3	495.3	937.2
Net change	(41.0)	441.9	(173.9)
Foreign currency movements	6.5	(81.1)	52.6
Deferred tax liabilities recorded in purchase accounting which reduced the need for valuation allowances	(7.8)	(2.9)	—
Recognition of net operating losses based on final settlement with U.S. and U.K. tax authorities, with a corresponding increase to valuation allowance	53.0	—	—
Adjustments to defered tax assets with an offsetting adjustment to valuation allowance	70.7	(184.7)	18.4
Movement of net deferred tax assets unrelated to income or loss from continuing operations	24.4	(21.7)	80.0
Reversal of valuation allowances on deferred tax assets related to prior acquisitions, with a corresponding reduction to intangible assets	(1.1)	(0.8)	(25.8)
Change in valuation allowance per rate reconciliation	$104.7	$150.7	$(48.7)
Components of change in valuation allowance:
Effects of pre-tax income and pre-tax losses in jurisdictions with valuation allowances	$98.2	$16.6	$(56.3)
Effects of AdMat consolidation transaction	—	88.4	—
Releases of valuation allowances in various jurisdictions	20.9	56.5	10.8
Establishments of valuation allowances in various jurisdictions	(14.4)	(10.8)	(3.2)
Change in valuation allowance per rate reconciliation	$104.7	$150.7	$(48.7)

On August 16, 2005, Huntsman International Holdings and Huntsman LLC were merged with and into Huntsman International, which continued in existence as the surviving entity. Prior to the merger, Huntsman International Holdings, including Huntsman International, was treated as a partnership for U.S. federal income tax purposes and as such was generally not subject to U.S. income tax, but rather such income was taxed directly to its owners. A net deferred tax liability was recognized for the excess of the difference in the book and tax investment in the partnership over the difference in the book and tax basis of the net assets of the partnership. After the merger, Huntsman International is treated as a corporate subsidiary and subject to U.S. income tax. The basis difference in the investment in the Huntsman International Holdings partnership has been reversed, offset by a corresponding change in valuation allowance.

For non-U.S. entities that are not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $175.9 million at December 31, 2006. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

As a matter of course, our subsidiaries are regularly audited by various taxing authorities in both the U.S. and numerous non-U.S. jurisdictions. We believe adequate provision has been made for all outstanding issues for all open years. Significant judgments and estimates are required in determining the global provision for income taxes, including judgments and estimates regarding the realization of deferred tax assets and the ultimate outcome of tax-related contingencies. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We either recognize a liability, including related interest, or reduce a tax asset, for the anticipated outcome of tax audits. We adjust these amounts in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute of limitations in the period in which the change occurs. If our tax positions are ultimately upheld under audits by respective taxing authorities, it is possible that the provision for income taxes in future years may reflect significant favorable adjustments. During 2006, the remaining unresolved issues of the IRS Exam for the years ended 1998 through 2001 were settled. The net increase to our net operating losses was approximately $134 million, which was offset by a corresponding change in valuation allowance. Accruals for U.S. tax contingencies of $30.2 million were reversed as a benefit to current tax benefit. We also successfully settled disputes in non-U.S. jurisdictions which resulted in the reversal of accruals for tax contingencies of $23.8 million to current tax benefit. The non-U.S. dispute resolutions also resulted in increases in deferred tax assets, offset by a corresponding increase in valuation allowances.

20.          COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

We have various purchase commitments extending through 2023 for materials and supplies entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase prices for substantially all of these contracts require minimum payments, even if no volume is purchased. Historically, we have not made any minimum payments under such take or pay contracts without taking the product.

Total purchase commitments as of December 31, 2006 are as follows (dollars in millions):

Year ending December 31:
2007	$1,432.2
2008	510.0
2009	131.4
2010	96.9
2011	59.0
Thereafter	147.6
$2,377.1

OPERATING LEASES

We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $52.1 million, $71.6 million and $55.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under operating leases as of December 31, 2006 are as follows (dollars in millions):

Year ending December 31:
2007	$53.1
2008	50.2
2009	42.5
2010	37.9
2011	30.7
Thereafter	104.5
$318.9

LEGAL MATTERS

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide. Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through December 31, 2006.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Claims unresolved at beginning of period	2	3	4
Claims filed during period	—	—	1
Claims resolved during period	—	1	2
Claims unresolved at end of period	2	2	3

During the year ended December 31, 2004, we settled claims for approximately $45 million, approximately $30 million of which was paid by our insurers or ICI and approximately $15 million of which was paid by us. During 2004, we recorded charges of $15.1 million relating to Discoloration claims. During the year ended December 31, 2005, we settled a claim for approximately $1.0 million, all of which was paid by ICI. The two Discoloration Claims unresolved as of December 31, 2006, asserted aggregate damages of approximately $70 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of December 31, 2006 for costs associated with unasserted Discoloration Claims.

Environmental Litigation

On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS laws. Based on currently available information and our past experience, we do not believe that the resolution of any pending or threatened environmental enforcement proceedings, will have a material impact on our financial condition, results of operations or cash flows.

Beginning in the third quarter of 2004 and extending through December 2005, we received notifications of approximately eight separate enforcement actions from the TCEQ for alleged violations related to air emissions at our Port Neches and Port Arthur plants. These alleged violations primarily relate to specific upset emissions, emissions from cooling towers, or flare operations occurring at particular times and at particular operating units during 2004 and 2005. These notices of violation appear to be part of a larger enforcement initiative by the TCEQ regional office focused on upset emissions at chemical and refining industry plants located within the Beaumont/Port Arthur region. On November 13, 2006, the TCEQ approved a settlement under which we paid approximately $0.4 million in the aggregate to settle these matters.

During the first quarter of 2006, we disclosed to the TCEQ that our Conroe, Texas, facility has been out of compliance with HAP regulations. On August 25, 2006, the TCEQ issued a Notice of Enforcement and on October 20, 2006 issued a proposed penalty of approximately $0.1 million. Subsequently, because of mitigating factors, we reached an agreement with TCEQ staff to settle the case for considerably less than $0.1 million. The settlement agreement is awaiting approval of the TCEQ.

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorneys’ fees to the Texas Attorney General. As of December 31, 2006, we have paid $5.5 million toward the penalty and $0.4 million for attorneys’ fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our financial condition, results of operations or cash flows.

On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas, Plant Fire.” There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a pipeline which had been weakened by undetected external corrosion. The TCEQ has proposed, and we have accepted, a penalty of approximately $0.1 million for alleged excessive environmental releases occurring as a consequence of the fire. The settlement is awaiting approval of the TCEQ.

We have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the year ended December 31, 2006. Nevertheless, the complaints in these cases provide little additional information. We do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

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

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cases unresolved at beginning of period	576	398	369
Cases tendered during period	998	284	94
Cases resolved during period(1)	207	106	65
Cases unresolved at end of period	1,367	576	398

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

We have never made any payments with respect to these cases. As of December 31, 2006, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2006.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us, other than a number of cases that were erroneously filed against us due to a clerical error. The cases filed in error are subject to a voluntary dismissal agreement and are in the process of being dismissed.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cases unresolved at beginning of period	34	29	48
Cases filed during period	19	55	23
Cases resolved during period	11	56	42
Cases unresolved at end of period	42	34	29

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $10,000, $0.1 million and $1.0 million during the twelve months ended December 31, 2006, 2005 and 2004, respectively. The cases for the year ended December 31, 2005 include cases filed against Rubicon LLC, which became our consolidated subsidiary on January 1, 2005, as follows: one case filed during the period, one case resolved during the period and six cases unresolved at the end of the period. As of December 31, 2006, we had an accrual of approximately $0.6 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2006.

Antitrust Matters

We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the “Polyether Polyols” cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. Bayer entered into a settlement agreement with the plaintiffs that was approved by the court. Class certification discovery is underway in these consolidated cases.

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

Tax Dispute

In connection with an audit of our income tax returns for the years ended 1998 through 2001, we received a Notice of Proposed Adjustment from the Internal Revenue Service. We initiated an administrative appeal before the Internal Revenue Service with respect to the proposed adjustment in 2005 and resolved these matters during the fourth quarter of 2006. The impact of the resolution on our U.S. net operating losses, and our related accrued tax contingency liability, are discussed in “Note 19. Income Taxes.”

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see “Note 21. Environmental, Health and Safety Matters—Remediation Liabilities.”

GUARANTEE

In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, opearates three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate.

On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $229 million in U.S. dollar equivalents. As of December 31, 2006, there were $87.7 million and RMB 1,095 million ($140.2 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC  and will be paid in 16 semiannual installments, beginning on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

21.          ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

EHS CAPITAL EXPENDITURES

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2006 and 2005, our capital expenditures for EHS matters totaled $53.3 million and $48.9 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

Under CERCLA, and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 12 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us.

In addition, under RCRA, and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Odessa, Port Arthur and Port Neches facilities in Texas, and our Geismar facility in Louisiana, are the subject of ongoing remediation requirements under RCRA authority.

In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites, and where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

ENVIRONMENTAL RESERVES

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued approximately $14 million and $25 million for environmental liabilities as of December 31, 2006 and 2005, respectively. Of these amounts, approximately $6 million and $7 million are classified as accrued liabilities on our consolidated balance sheets as of December 31, 2006 and 2005, respectively, and approximately $8 million and $18 million are classified as other noncurrent liabilities on our consolidated balance sheets as of December 31, 2006 and 2005, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

Under IPPC, EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called “REACH” (Registration, Evaluation and Authorization of Chemicals). REACH will take effect in June 2007, and the program it establishes will be phased in over 11 years. Under the regulation companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances, and isolated intermediates, in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. Specified uses of some hazardous substances may be restricted. In addition, all applicants will have to study the availability of alternative chemicals. If alternatives are available, a “substitution” plan will have to be submitted to the regulatory agency. Persistent bio-accumulative and toxic substances will only be authorized if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice, and reformulate products if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances manufactured or imported by us into the European Union. Currently, it is not possible to estimate the likely financial impact of these regulations on any of our sites.

GREENHOUSE GAS REGULATION

In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Convention”), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by taxation of greenhouse gas (“GHG”) emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. While only a very small number of our sites are currently affected by existing GHG legislation, and none have experienced or anticipate significant cost increases as a result, it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

On December 28, 2006, the U.S. Department of Homeland Security published an advanced notice of proposed rulemaking seeking public comment on proposed regulations for securing high risk chemical facilities from potential terrorist attacks, as required by the Homeland Security Appropriations Act of 2006. The target date set by the act for issuing the regulations is April 4, 2007. If adopted, the regulations will immediately implement the security program at the nation’s highest risk facilities, and a phased implementation at other chemical facilities that present security risks addressed by the statute, beginning in 2007 and continuing through 2008.

Since 2003, we have conducted security vulnerability assessments at all of our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances to ensure greater security. Whether the assessments and resulting improvements will fully satisfy the requirements of the final regulations, and whether additional costly changes will have to be made, is unclear to us at this time. Currently, it is not possible to estimate the likely financial impact of these regulations on any of our sites.

MTBE DEVELOPMENTS

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Existing or future litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market.

As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive, which has produced a lower level of cash flow than the previous sale of MTBE in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

A number of lawsuits have been filed, primarily against gasoline manufacturers, marketers and distributors, by persons seeking to recover damages allegedly arising from the presence of MTBE in groundwater. While we have not been named as a defendant in any litigation concerning the environmental effects of MTBE, we cannot provide assurances that we will not be involved in any such litigation or that such litigation will not have a material adverse effect on our business, results of operations and financial condition. However, because we are not able to estimate the amount or range of losses that would be associated with such litigation, we have made no accruals with respect to unasserted claims concerning the environmental effects of MTBE as of December 31, 2006.

22.          CASUALTY LOSSES AND INSURANCE RECOVERIES

2005 U.S. GULF COAST STORMS

On September 22, 2005, we suspended operations at our Gulf Coast facilities in Texas and Louisiana as a result of hurricane Rita. In addition, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of the hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10 million per site, while business interruption coverage does not apply for the first 60 days.

In connection with the losses incurred from hurricane Rita, we are in the process of completing insurance claims for property damage and business interruption. During 2006, we received insurance recovery advances of $12.5 million, and, on January 23, 2007, we executed a sworn statement in proof of loss with the insurance companies to receive additional insurance recovery advances of $14.0 million to be received during the first quarter of 2007. The $26.5 million of insurance recoveries are recorded in “Other operating income (expense)” on the accompanying consolidated statements of operations, as they represent the recovery of losses previously recognized in prior periods, of which $13.3 million was allocated to the Performance Products segment and $13.2 million was allocated to the Base Chemicals segment. The insurance receivable of $14.0 million is recorded within “Other current assets” on the accompanying consolidated balance sheets. We and our insurers are working to reach a settlement on the remainder of the insurance claim and we can provide no assurance with respect to the ultimate resolution of this matter.

PORT ARTHUR, TEXAS PLANT FIRE

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site remain shutdown. The damage is significant and, while no assurances can be made, preliminary indications are that we expect to restart the facility early in the third quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10 million and business interruption coverage does not apply for the first 60 days.

During 2006 we incurred expenditures and losses for both property damage and business interruption as a result of the Port Arthur fire. Net of the $10 million deductible, we incurred approximately $17.2 million in property damages, including the write-off of damaged assets, costs to respond and clean up the facility and costs for the repair and maintenance of damaged equipment, all of which were accrued for recovery by insurance, as recovery from our insurers was considered probable.

During 2006 we also accrued for the recovery of costs during the non-deductible business interruption period from our insurance policies of approximately $39.2 million, as recovery from our insurers was considered probable.

During the fourth quarter of 2006, we received insurance recovery advances of $150.0 million, of which $56.4 million was applied to our insurance receivables related to recovery of costs incurred and $93.6 million has been recorded as a deferred gain and is included in “Accrued liabilities” on the accompanying consolidated balance sheets.

The incurrence of future fixed costs during the business interruption period and the future repair and maintenance expense of the damaged equipment will be offset against the deferred gain. Any such amounts incurred above the deferred gain will be recorded as an insurance receivable if realization is deemed probable. Future insurance recovery advances, if any, in excess of accrued fixed costs and other expenses relating to the damaged facilities will be recorded as a deferred gain, and any remaining deferred gains associated with this event will not be recognized in our consolidated statements of operations until final settlement with our insurance carriers.

23.          STOCKHOLDERS’ EQUITY

On February 16, 2005, we completed an initial public offering of 55,681,819 shares of our common stock sold by us and 13,579,546 share of our common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and 5,750,000 shares of our mandatory convertible preferred stock sold by us at a price to the public of $50 per share. Each share of preferred stock will be convertible into between approximately 1.77 and approximately 2.17 shares of our common stock, subject to anti-dilution adjustments, depending upon the trading price of our common stock prior to the third anniversary of our initial public offering. This will result in between approximately 10.2 million and 12.5 million additional shares of our common stock outstanding upon conversion. See “Note 2. Summary of Significant Accounting Policies—Net Income (Loss) per Share.”

The net proceeds to us from our initial public offering of common and preferred stock were approximately $1.5 billion, substantially all of which has been used to repay outstanding indebtedness of certain of our subsidiaries.

DIVIDENDS ON MANDATORY CONVERTIBLE PREFERRED STOCK

In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net loss available to common stockholders during the year ended December 31, 2005. As of December 31, 2006, we had $17.6 million invested in government securities that are restricted to be used to satisfy our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on February 16, May 16, August 16 and November 16 of each year prior to February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of common stock at that time.

REDEEMABLE PREFERRED MEMBER’S INTEREST

On September 30, 2002, we authorized the issuance of 18% cumulative preferred members’ interest. The preferred members’ interest had a liquidation preference of $395.0 million and was entitled to a cumulative preferred return equal to 18% per annum, compounded annually. As of December 31, 2004 the accumulated liquidation preference was $574.8 million. In connection with our initial public offering of common and preferred stock, we redeemed the preferred members’ interest on February 16, 2005.

COMMON INTERESTS

On September 30, 2002, we authorized and issued 10,000,000 Class A Common Units and 10,000,000 Class B Common Units. Both Class A Common Units and Class B Common Units had equal rights in our management and shared ordinary profits and losses equally. There were, however, special provisions governing distributions of proceeds until a certain specified level of proceeds had been distributed after which proceeds were distributed equally. All common interests were exchanged for common stock in connection with the initial public offering of common stock on February 16, 2005.

TRACKING PREFERRED INTERESTS

On June 30, 2003, one of our subsidiaries authorized and issued four series of tracking preferred interests (Series A, B, C, and D), that tracked the performance of the Huntsman Advanced Materials business (collectively, “Tracking Preferred Interests”). The Series A Tracking Preferred Interests had a liquidation preference equal to $128.3 million. The Series B Tracking Preferred Interests had a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain

Class A Common Units. The Series C Tracking Preferred Interests had a liquidation preference equal to $231.0 million. The Series D Tracking Preferred Interests had a liquidation preference equal to $77.0 million, reduced by the amount of certain distributions to the holders of certain Class A Common Units. The Tracking Preferred Interests were not entitled to any return other than their liquidation preferences. The liquidation preferences were limited to the underlying investment in the Huntsman Advanced Materials business. The Tracking Preferred Interests did not have voting rights, and could be redeemed by us in connection with certain sale transactions for an amount equal to their unpaid liquidation preferences. All tracking preferred interests were exchanged for common stock in connection with the initial public offering of common stock on February 16, 2005.

24.          STOCK-BASED COMPENSATION PLAN

Under the Huntsman Stock Incentive Plan (the “Stock Incentive Plan”), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2006, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

The compensation cost for the Stock Incentive Plan was $18.4 million and $9.5 million for the years ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was nil for each of years ended December 31, 2006 and 2005. We did not have any stock-based compensation plans prior to 2005.

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

	Year ended December 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	23.1%	22.4%
Risk-free interest rate	4.6%	3.9%
Expected life of stock options granted during the period	6.6 years	6.6 years

STOCK OPTIONS

A summary of stock option activity under the Stock Incentive Plan as of December 31, 2006 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2006	2,579	$22.56
Granted	1,687	20.46
Exercised	—	—
Forfeited	(115)	22.08
Outstanding at December 31, 2006	4,151	21.72	8.59	$34
Exercisable at December 31, 2006	932	22.48	8.24	—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $7.27 and $7.49 per option, respectively. As of December 31 2006, there was $15.8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years. No option awards were exercised during the years ended December 31, 2006 or 2005.

NONVESTED SHARES

Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2006 and changes during the years then ended is presented below:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
	(000)		(000)
Nonvested at January 1, 2006	737	$22.99	33	$23.00
Granted	467	20.46	24	20.50
Vested	(267)	22.88	(11)	23.00
Forfeited	(28)	22.65	—	—
Nonvested at December 31, 2006	909	21.73	46	21.72

As of December 31, 2006, there was $13.1 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The total fair value of shares that vested during the year ended December 31, 2006 and 2005 was $6.3 million and nil, respectively.

25.          OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2006		2005		2004
	Accumulated	Income	Accumulated	Income	Income
	income (loss)	(loss)	income (loss)	(loss)	(loss)
Foreign currency translation adjustments, net of tax of $31.8 as of December 31, 2006 and 2005	$228.3	$165.9	$62.4	$(233.6)	$119.3
Pension related adjustments, net of tax of $63.8 and $30.0 as of December 31, 2006 and 2005, respectively	(304.1)	(22.9)	(102.1)	15.0	(56.9)
Other comprehensive income (loss) of unconsolidated affiliates	7.3	—	7.3	(0.7)	(1.2)
Other	7.1	6.0	1.1	7.0	9.3
Total	$(61.4)	$149.0	$(31.3)	$(212.3)	$70.5

Huntsman International

	December 31,
	2006		2005		2004
	Accumulated	Income	Accumulated	Income	Income
	income (loss)	(loss)	income (loss)	(loss)	(loss)
Foreign currency translation adjustments, net of tax of $0.2 as of December 31, 2006 and 2005	$266.9	$197.0	$69.9	$(215.8)	$110.4
Pension related adjustments, net of tax of $101.6 and $45.4 as of December 31, 2006 and 2005, respectively	(404.1)	(18.0)	(153.3)	(16.3)	(41.2)
Other comprehensive income (loss) of unconsolidated affiliates	7.3	—	7.3	(0.8)	(1.1)
Other	1.6	3.8	(2.2)	10.6	1.8
Total	$(128.3)	$182.8	$(78.3)	$(222.3)	$69.9

During 2006, $49.4 million of foreign currency translation adjustments were reclassified to loss on disposal of discontinued operations related to the U.K. Petrochemicals Disposition.

The adoption of SFAS No. 158 and related pension adjustments include the effect of the calculation of the additional minimum pension liability prior to the adoption of SFAS No. 158, which is included in other comprehensive income, as well as the net effect of the adoption of SFAS No. 158, which is a direct adjustment to accumulated other comprehensive income.

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

26.          RELATED PARTY TRANSACTIONS

Our accompanying consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2006	2005	2004
Sales to:
Unconsolidated affiliates	$79.9	$106.2	$55.6
Inventory purchases from:
Unconsolidated affiliates	145.3	119.1	403.9

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

Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $1.5 million, which represents the insurance premiums paid on his behalf through May 2002. This amount is included in other noncurrent assets on the accompanying balance sheets.

Wayne A. Reaud, a member of our board of directors, is of counsel to the law firm of Reaud, Morgan & Quinn. We pay the firm $200,000 per year for legal services. Mr. Reaud has no interest in the firm or in the proceeds for current work done at the firm. As of counsel, the law firm provides Mr. Reaud with an office and certain secretarial services.

27.          OTHER OPERATING (INCOME) EXPENSE

Other operating (income) expense consisted of the following (dollars in millions):

	Year ended December 31,
	2006	2005	2004
(Gain) loss on sale of business/asset	$(92.4)	$(1.0)	$2.4
Foreign exchange losses (gains)	0.5	29.1	(116.1)
Bad debts	6.4	4.2	2.0
Legal and contract settlements—net	—	—	6.6
Property loss recoveries	(35.3)	—	—
Other, net	(6.9)	(2.1)	28.1
Total other operating (income) expense	$(127.7)	$30.2	$(77.0)

28.          OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We report our operations through six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. We have organized our business and derived our operating segments around differences in product lines.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes
Performance Products(1)	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG and technology licenses
Pigments	titanium dioxide
Polymers(2)	LDPE and LLDPE, polypropylene, EPS, styrene and APAO
Base Chemicals(1)(2)	ethylene, propylene and cyclohexane

(1)          In the fourth quarter of 2006, our Port Neches, Texas olefins facility was transferred from our Base Chemicals segment to our Performance Products segment. All segment information for prior periods has been restated to reflect this transfer.

(2)          On February 15, 2007, we entered into an agreement to sell our U.S. base chemicals and polymers assets. See “Note 31. Subsequent Events—Agreement to Sell U.S. Base Chemicals and Polymers Business.” On December 29, 2006, we sold our European base chemicals and polymers business. The operating results of our European base chemicals and polymers business have been classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented. See “Note 3. Discontinued Operations—Sale of European Base Chemicals and Polymers Business.” On June 27, 2006, we sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment. See “Note 4. Business Dispositions and Combinations—Sale of U.S. Butadiene and MTBE Business.” The PO/MTBE operations in our Polyurethanes segment were not included in this sale.

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

	December 31,
	2006	2005	2004
Net Sales:
Polyurethanes	$3,457.2	$3,396.3	$2,818.0
Materials and Effects	1,734.6	1,185.3	1,162.4
Performance Products	2,036.8	2,025.4	1,945.5
Pigments	1,057.8	1,052.8	1,048.1
Polymers	1,756.8	1,702.0	1,451.8
Base Chemicals	963.1	1,775.5	1,715.3
Eliminations	(382.7)	(460.4)	(578.6)
Total	$10,623.6	$10,676.9	$9,562.5

	December 31,
	2006	2005	2004
Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$582.5	$676.3	$364.0
Materials and Effects	153.2	154.1	151.0
Performance Products	207.8	164.9	88.5
Pigments	112.8	115.3	(30.0)
Polymers	112.8	102.7	77.6
Base Chemicals	11.9	256.7	278.7
Corporate and other(2)	(149.8)	(556.6)	(37.2)
Total	1,031.2	913.4	892.6
Interest expense, net	(350.7)	(426.6)	(612.6)
Income tax benefit—continuing operations	49.0	6.1	72.0
Income tax expense—discontinued operations	(34.0)	(26.7)	(42.9)
Depreciation and amortization	(465.7)	(500.8)	(536.8)
Net income (loss)	$229.8	$(34.6)	$(227.7)
Depreciation and Amortization:
Polyurethanes	$142.1	$147.4	$147.8
Materials and Effects	46.1	46.5	53.8
Performance Products	54.1	56.6	56.6
Pigments	79.7	77.0	83.2
Polymers	47.5	56.2	59.5
Base Chemicals(3)	59.1	80.7	87.6
Corporate and other	37.1	36.4	48.3
Total	$465.7	$500.8	$536.8
Capital Expenditures:
Polyurethanes	$81.6	$106.6	$45.8
Materials and Effects	52.3	27.4	17.4
Performance Products	89.3	44.2	43.8
Pigments	40.5	38.4	42.7
Polymers(4)	218.1	63.7	14.5
Base Chemicals(4)	58.4	45.6	56.7
Corporate and other	9.7	12.8	5.7
Total	$549.9	$338.7	$226.6
Total Assets:
Polyurethanes	$4,598.7	$4,074.5
Materials and Effects	1,747.8	896.7
Performance Products	1,882.5	1,465.1
Pigments	1,601.0	1,659.7
Polymers	835.8	955.4
Base Chemicals	500.0	1,968.9
Corporate and other	(2,720.9)	(2,149.8)
Total	$8,444.9	$8,870.5

(1)           Segment EBITDA is defined as net income (loss) before interest, income tax, depreciation and amortization, and certain corporate and other items.

(2)           Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business, cumulative effect of changes in accounting principle and the impact of purchase accounting adjustments.

(3)    Includes depreciation and amortization from discontinued operations of $45.7 million, $61.1 million and $60.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(4)           Includes capital expenditures from discontinued operations of $203.6 million, $65.1 million and $40.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31,
	2006	2005	2004
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$582.5	$676.3	$364.0
Materials and Effects	153.2	154.1	151.0
Performance Products	207.8	164.9	88.5
Pigments	112.8	115.3	(30.0)
Polymers	112.8	102.7	77.6
Base Chemicals	11.9	256.7	278.7
Corporate and other(2)	(149.1)	(410.3)	(48.8)
Total	1,031.9	1,059.7	881.0
Interest expense, net	(355.2)	(425.6)	(592.6)
Income tax benefit (expense)—continuing operations	30.0	(13.2)	66.3
Income tax expense—discontinued operations(3)	(34.0)	(26.3)	(43.4)
Depreciation and amortization	(439.1)	(473.9)	(499.0)
Net income (loss)	$233.6	$120.7	$(187.7)
Depreciation and Amortization:
Polyurethanes	$142.1	$147.4	$147.8
Materials and Effects	46.1	46.5	53.8
Performance Products	54.1	56.6	56.6
Pigments	79.7	77.0	83.2
Polymers	47.5	56.2	59.5
Base Chemicals(3)	59.1	80.7	87.6
Corporate and other	10.5	9.5	10.5
Total	$439.1	$473.9	$499.0
Capital Expenditures:
Polyurethanes	$81.6	$106.6	$45.8
Materials and Effects	52.3	27.4	17.4
Performance Products	89.3	44.2	43.8
Pigments	40.5	38.4	42.7
Polymers(4)	218.1	63.7	14.5
Base Chemicals(4)	58.4	45.6	56.7
Corporate and other	9.7	12.8	5.7
Total	$549.9	$338.7	$226.6
Total Assets:
Polyurethanes	$4,598.7	$4,074.5
Materials and Effects	1,747.8	896.7
Performance Products	1,882.5	1,465.0
Pigments	1,601.0	1,659.7
Polymers	835.8	955.4
Base Chemicals	500.0	1,968.9
Corporate and other	(2,970.3)	(2,387.2)
Total	$8,195.5	$8,633.0

(1)           Segment EBITDA is defined as net income (loss) before interest, income tax, depreciation and amortization, and certain corporate and other items.

(2)           Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, the extraordinary gain on acquisition of a business and cumulative effect of changes in accounting principle.

(3)           Includes depreciation and amortization from discontinued operations of $45.7 million, $59.6 million and $60.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(4)           Includes capital expenditures from discontinued operations of $203.6 million, $65.1 million and $40.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31,
	2006	2005	2004
By Geographic Area
Net sales:
United States	$6,970.3	$7,447.5	$6,385.1
Netherlands	1,946.8	1,838.9	1,274.6
Other nations	4,295.4	3,576.9	3,703.9
Eliminations	(2,588.9)	(2,186.4)	(1,801.1)
Total	$10,623.6	$10,676.9	$9,562.5
Long-lived assets(1):
Huntsman Corporation
United States	$2,078.2	$2,267.0
Netherlands	349.3	326.8
Other nations	1,631.9	2,049.4
Total	$4,059.4	$4,643.2
Huntsman International
United States	$1,848.3	$1,960.5
Netherlands	349.3	326.8
Other nations	1,631.9	2,049.4
Total	$3,829.5	$4,336.7

(1)        Long lived assets are made up of property, plant and equipment.

29.          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS—HUNTSMAN INTERNATIONAL

The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International LLC (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2006 and December 31, 2005 and for the periods ended December 31, 2006, 2005 and 2004. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International’s outstanding notes on a joint and several basis.

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$—	$227.9	$—	$246.0
Accounts and notes receivables, net	35.3	216.0	992.0	—	1,243.3
Accounts receivable from affiliates	605.2	2,766.0	445.0	(3,796.7)	19.5
Inventories, net	157.9	424.9	942.3	(5.0)	1,520.1
Prepaid expenses	8.0	58.6	16.9	(27.8)	55.7
Deferred income taxes	4.7	66.5	4.5	(5.0)	70.7
Other current assets	6.4	4.6	150.6	—	161.6
Total current assets	835.6	3,536.6	2,779.2	(3,834.5)	3,316.9
Property, plant and equipment, net	536.0	1,298.0	1,992.5	3.0	3,829.5
Investment in unconsolidated affiliates	3,094.4	1,250.6	92.9	(4,236.9)	201.0
Intangible assets, net	145.9	(8.0)	54.7	—	192.6
Goodwill	—	86.9	7.4	(4.1)	90.2
Deferred income taxes	2.0	2.0	184.7	—	188.7
Notes receivable from affiliates	3,572.2	1,539.9	—	(5,112.1)	—
Other noncurrent assets	63.4	124.9	188.3	—	376.6
Total assets	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5
LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$73.3	$281.3	$651.6	$—	$1,006.2
Accounts payable to affiliates	2,924.7	245.1	643.7	(3,796.8)	16.7
Accrued liabilities	98.5	264.2	506.8	(27.8)	841.7
Deferred income taxes	—	—	9.4	—	9.4
Current portion of long-term debt	111.8	0.5	75.6	—	187.9
Total current liabilities	3,208.3	791.1	1,887.1	(3,824.6)	2,061.9
Long-term debt	3,356.6	2.5	98.3	—	3,457.4
Long-term debt-affiliates	27.7	3,536.7	1,547.7	(5,112.1)	—
Deferred income taxes	4.8	67.1	94.6	(4.9)	161.6
Other noncurrent liabilities	119.0	197.4	635.7	—	952.1
Total liabilities	6,716.4	4,594.8	4,263.4	(8,941.6)	6,633.0
Minority interest in consolidated subsidiaries	—	118.5	23.4	(112.5)	29.4
Member’s equity:
Member’s equity	2,811.8	2,228.7	1,314.0	(3,542.7)	2,811.8
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,150.4)	711.6	(33.1)	(678.5)	(1,150.4)
Accumulated other comprehensive (loss) income	(128.3)	103.9	(269.4)	165.5	(128.3)
Total member’s equity	1,533.1	3,117.6	1,012.9	(4,130.5)	1,533.1
Total liabilities and member’s equity	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2005
(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$10.0	$7.9	$114.6	$—	$132.5
Accounts and notes receivables, net	88.6	537.5	849.1	—	1,475.2
Accounts receivable from affiliates	523.4	1,035.6	479.5	(2,028.1)	10.4
Inventories, net	129.7	428.0	753.2	(1.7)	1,309.2
Prepaid expenses	3.6	28.9	27.7	(14.3)	45.9
Deferred income taxes	45.5	—	0.3	(14.6)	31.2
Other current assets	27.7	1.7	49.1	(8.6)	69.9
Total current assets	828.5	2,039.6	2,273.5	(2,067.3)	3,074.3
Property, plant and equipment, net	559.3	1,383.8	2,390.4	3.2	4,336.7
Investment in unconsolidated affiliates	3,521.8	2,253.7	65.7	(5,665.6)	175.6
Intangible assets, net	170.4	(3.8)	55.4	—	222.0
Goodwill	—	88.0	7.3	(4.1)	91.2
Deferred income taxes	—	19.9	88.9	(14.6)	94.2
Notes receivable from affiliates	2,204.1	1,810.3	3.0	(4,014.4)	3.0
Other noncurrent assets	90.1	142.1	403.8	—	636.0
Total assets	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0
LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$78.7	$429.1	$584.9	$—	$1,092.7
Accounts payable to affiliates	1,214.8	282.9	539.3	(2,028.3)	8.7
Accrued liabilities	188.3	185.0	382.0	(23.0)	732.3
Deferred income taxes	—	19.9	(2.9)	(14.6)	2.4
Current portion of long-term debt	20.3	9.6	14.7	—	44.6
Total current liabilities	1,502.1	926.5	1,518.0	(2,065.9)	1,880.7
Long-term debt	4,290.6	3.1	119.6	—	4,413.3
Long-term debt—affiliates	67.5	2,131.5	1,815.4	(4,014.4)	—
Deferred income taxes	45.5	0.3	185.7	(14.6)	216.9
Other noncurrent liabilities	136.8	202.2	431.5	(0.5)	770.0
Total liabilities	6,042.5	3,263.6	4,070.2	(6,095.4)	7,280.9
Minority interest in consolidated subsidiaries	—	84.7	15.6	(79.9)	20.4
Member’s equity:
Member’s equity	2,794.0	3,821.1	1,302.0	(5,123.1)	2,794.0
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,384.0)	421.6	8.5	(430.1)	(1,384.0)
Accumulated other comprehensive (loss) income	(78.3)	69.2	(109.7)	40.5	(78.3)
Total member’s equity	1,331.7	4,385.3	1,202.2	(5,587.5)	1,331.7
Total liabilities and member’s equity	$7,374.2	$7,733.6	$5,288.0	$(11,762.8)	$8,633.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,459.5	$4,067.9	$5,016.3	$—	$10,543.7
Related party sales	310.4	325.0	941.7	(1,497.2)	79.9
Total revenues	1,769.9	4,392.9	5,958.0	(1,497.2)	10,623.6
Cost of goods sold	1,420.6	3,947.4	5,188.0	(1,488.9)	9,067.1
Gross profit	349.3	445.5	770.0	(8.3)	1,556.5
Selling, general and administrative	140.8	145.8	508.9	(0.7)	794.8
Research and development	37.5	29.8	48.1	—	115.4
Other operating expense (income)	58.3	(173.9)	(12.1)	—	(127.7)
Restructuring, impairment and plant closing (credits) costs	(0.1)	7.4	12.7	—	20.0
Operating income	112.8	436.4	212.4	(7.6)	754.0
Interest expense, net	(138.4)	(82.2)	(134.6)	—	(355.2)
Gain (loss) on accounts receivable securitization program	12.1	(12.3)	(15.9)	—	(16.1)
Equity in income of investment in affiliates and subsidiaries	302.0	(19.5)	3.7	(282.6)	3.6
Other (expense) income	(42.0)	10.8	0.1	(6.6)	(37.7)
Income from continuing operations before income taxes and minority interest	246.5	333.2	65.7	(296.8)	348.6
Income tax benefit	7.0	7.1	15.9	—	30.0
Minority interest in subsidiaries’ income	—	(39.8)	(1.0)	37.9	(2.9)
Income from continuing operations	253.5	300.5	80.6	(258.9)	375.7
Loss from discontinued operations, net of tax	(17.4)	—	(180.6)	—	(198.0)
Extraordinary (loss) gain on the acquisition of a business, net of tax	(2.5)	—	58.4	—	55.9
Net income (loss)	$233.6	$300.5	$(41.6)	$(258.9)	$233.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,364.0	$4,737.3	$4,469.4	$—	$10,570.7
Related party sales	248.9	255.9	965.1	(1,363.7)	106.2
Total revenues	1,612.9	4,993.2	5,434.5	(1,363.7)	10,676.9
Cost of goods sold	1,290.5	4,445.7	4,665.2	(1,357.5)	9,043.9
Gross profit	322.4	547.5	769.3	(6.2)	1,633.0
Selling, general and administrative	117.8	158.4	385.9	(0.7)	661.4
Research and development	34.9	26.0	34.6	—	95.5
Other operating (income) expense	(26.3)	6.7	49.8	—	30.2
Restructuring, impairment and plant closing costs	5.0	23.7	85.4	—	114.1
Operating income	191.0	332.7	213.6	(5.5)	731.8
Interest expense, net	(220.7)	(67.9)	(137.0)	—	(425.6)
(Gain) loss on accounts receivable securitization program	15.7	(2.8)	(21.9)	—	(9.0)
Equity in income of investment in affiliates and subsidiaries	273.5	167.7	8.2	(441.2)	8.2
Other (expense) income	(119.7)	(54.1)	11.4	(5.1)	(167.5)
Income from continuing operations before income taxes and minority interest	139.8	375.6	74.3	(451.8)	137.9
Income tax benefit (expense)	25.0	(28.0)	(10.2)	—	(13.2)
Minority interest in subsidiaries’ income	—	(20.0)	(0.8)	19.1	(1.7)
Income from continuing operations	164.8	327.6	63.3	(432.7)	123.0
(Loss) income from discontinued operations, net of tax	(43.9)	—	69.1	—	25.2
Cumulative effect of changes in accounting principle, net of tax	(0.2)	(2.0)	(25.3)	—	(27.5)
Net income	$120.7	$325.6	$107.1	$(432.7)	$120.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$1,177.8	$4,136.7	$4,192.4	$—	$9,506.9
Related party sales	181.3	266.4	141.3	(533.4)	55.6
Total revenues	1,359.1	4,403.1	4,333.7	(533.4)	9,562.5
Cost of goods sold	1,126.6	4,012.3	3,719.1	(520.7)	8,337.3
Gross profit	232.5	390.8	614.6	(12.7)	1,225.2
Selling, general and administrative	78.3	179.5	399.1	(21.4)	635.5
Research and development	32.2	27.3	36.7	—	96.2
Other operating income	(9.1)	(30.2)	(37.7)	—	(77.0)
Restructuring, impairment and plant closing costs	2.4	14.4	266.1	—	282.9
Operating income (loss)	128.7	199.8	(49.6)	8.7	287.6
Interest expense, net	(369.0)	(46.7)	(176.9)	—	(592.6)
(Gain) loss on accounts receivable securitization program	3.6	(2.0)	(14.9)	—	(13.3)
Equity in income (loss) of investment in affiliates and subsidiaries	68.7	(21.4)	3.9	(47.2)	4.0
Other (expense) income	(35.0)	9.9	5.8	(6.5)	(25.8)
(Loss) income from continuing operations before income taxes and minority interest	(203.0)	139.6	(231.7)	(45.0)	(340.1)
Income tax benefit (expense)	23.1	(52.9)	96.1	—	66.3
Minority interest in subsidiaries’ income	—	(10.5)	(1.0)	4.3	(7.2)
(Loss) income from continuing operations	(179.9)	76.2	(136.6)	(40.7)	(281.0)
(Loss) income from discontinued operations, net of tax	(7.8)	—	101.1	—	93.3
Net (loss) income	$(187.7)	$76.2	$(35.5)	$(40.7)	$(187.7)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$1,496.5	$(980.8)	$374.1	$(6.3)	$883.5
Investing activities:
Capital expenditures	(31.1)	(112.7)	(406.1)	—	(549.9)
Acquisition of a business, net of cash acquired	(10.1)	—	(166.8)	—	(176.9)
Proceeds from sale of businesses/assets	—	200.6	693.9	—	894.5
Investment in affiliates, net	714.6	(7.4)	(13.8)	(705.3)	(11.9)
Other, net	—	—	3.4	—	3.4
Net cash provided by investing activities	673.4	80.5	110.6	(705.3)	159.2
Financing activities:
Net repayments under revolving loan facilities	—	—	(6.3)	—	(6.3)
Net repayments on overdraft facility	—	—	(6.8)	—	(6.8)
Repayment of long-term debt	(1,755.1)	(8.7)	(20.2)	—	(1,784.0)
Proceeds from long-term debt	810.3	—	62.1	—	872.4
Intercompany (repayments) borrowings	(1,190.8)	912.5	(422.8)	701.1	—
Net borrowings (repayments) on note payable	17.0	(0.9)	(2.2)	—	13.9
Debt issuance costs paid	(12.8)	—	—	—	(12.8)
Call premiums related to early extinguishment of debt	(30.4)	—	—	—	(30.4)
Contribution from minority shareholder	—	—	6.2	—	6.2
Dividends paid	—	(10.5)	—	10.5	—
Other, net	—	—	4.0	—	4.0
Net cash (used in) provided by financing activities	(2,161.8)	892.4	(386.0)	711.6	(943.8)
Effect of exchange rate changes on cash	—	—	14.6	—	14.6
Increase (decrease) in cash and cash equivalents	8.1	(7.9)	113.3	—	113.5
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5
Cash and cash equivalents at end of period	$18.1	$—	$227.9	$—	$246.0

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDED DECEMBER 31, 2005
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$288.0	$456.0	$248.2	$(11.2)	$981.0
Investing activities:
Capital expenditures	(32.9)	(70.2)	(235.6)	—	(338.7)
Proceeds from sale of assets	6.4	7.1	10.2	—	23.7
Investment in affiliates, net	(114.0)	(5.8)	(6.3)	124.3	(1.8)
Change in restricted cash	0.3	8.6	—	—	8.9
Other, net	—	(1.6)	0.7	—	(0.9)
Net cash used in investing activities	(140.2)	(61.9)	(231.0)	124.3	(308.8)
Financing activities:
Net (repayment) borrowings under revolving loan facilities	(125.0)	—	6.3	—	(118.7)
Repayment of long-term debt	(3,004.6)	(453.3)	(3.2)	—	(3,461.1)
Proceeds from long term debt	2,203.6	—	31.4	—	2,235.0
Net borrowings (repayments) on notes payable	(30.5)	(1.9)	0.8	—	(31.6)
Debt issuance costs paid	(16.9)	(0.4)	—	—	(17.3)
Call premiums related to early extinguishment of debt	(64.2)	(50.8)	10.3	—	(104.7)
Dividend to parent for acquisition of minority interest	(124.8)	—	—	—	(124.8)
Capital contribution from parent	837.6	—	—	—	837.6
Intercompany advances, net of repayments	179.7	116.0	(172.9)	(122.8)	—
Dividends paid	—	(9.7)	—	9.7	—
Other, net	—	(0.1)	4.8	—	4.7
Net cash used in financing activities	(145.1)	(400.2)	(122.5)	(113.1)	(780.9)
Effect of exchange rate changes on cash	—	—	(2.3)	—	(2.3)
Increase (decrease) in cash and cash equivalents	2.7	(6.1)	(107.6)	—	(111.0)
Cash and cash equivalents at beginning of period	7.3	14.0	222.2	—	243.5
Cash and cash equivalents at end of period	$10.0	$7.9	$114.6	$—	$132.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
YEAR ENDED DECEMBER 31, 2004
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(334.1)	$452.0	$70.7	$(7.5)	$181.1
Investing activities:
Capital expenditures	(22.8)	(60.8)	(143.0)	—	(226.6)
Proceeds from sale of assets	0.1	—	5.1	—	5.2
Investment in affiliates, net	(2.6)	8.6	(11.8)	—	(5.8)
Change in restricted cash	0.6	1.0	—	—	1.6
Other, net	—	2.2	0.9	—	3.1
Net cash used in investing activities	(24.7)	(49.0)	(148.8)	—	(222.5)
Financing activities:
Net borrowings under revolving loan facilities	90.8	—	23.0	—	113.8
Net repayments of overdraft facility	(7.5)	(0.9)	(2.2)	—	(10.6)
Repayments of long-term debt	(2,701.1)	(37.7)	(84.0)	—	(2,822.8)
Proceeds from long term debt	2,839.1	—	30.7	—	2,869.8
Net repayments on notes payable	(19.6)	—	—	—	(19.6)
Debt issuance costs paid	(35.6)	—	—	—	(35.6)
Call premiums related to early extinguishment of debt	(17.0)	—	—	—	(17.0)
Intercompany advances, net of repayments	199.6	(355.9)	156.3	—	—
Dividends paid	—	(4.9)	(2.6)	7.5	—
Other, net	—	—	5.4	—	5.4
Net cash provided by (used in) financing activities	348.7	(399.4)	126.6	7.5	83.4
Effect of exchange rate changes on cash	—	(0.9)	12.0	—	11.1
(Decrease) increase in cash and cash equivalents	(10.1)	2.7	60.5	—	53.1
Cash and cash equivalents at beginning of period	17.4	11.3	161.7	—	190.4
Cash and cash equivalents at end of period	$7.3	$14.0	$222.2	$—	$243.5

30.          SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

A summary of selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 is as follows (dollars in millions):

Huntsman Corporation

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$2,656.7	$2,745.0	$2,686.0	$2,535.9
Gross profit	393.8	427.3	372.9	345.5
Restructuring, impairment and plant closing costs	7.7	8.8	3.5	—
Income from continuing operations	86.1	193.2	69.9	44.4
Income (loss) before extraordinary gain and accounting changes	69.0	212.4	(189.5)	82.0
Net income (loss)	69.0	262.9	(182.3)	80.2
Basic income (loss) per share:
Income from continuing operations	0.39	0.88	0.32	0.20
Income (loss) before extraordinary gain and accounting changes	0.31	0.96	(0.86)	0.37
Net income (loss)	0.31	1.19	(0.83)	0.36
Diluted income (loss) per share:
Income from continuing operations	0.37	0.83	0.30	0.19
Income (loss) before extraordinary gain and accounting changes	0.30	0.91	(0.81)	0.35
Net income (loss)	0.30	1.13	(0.78)	0.34

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$2,746.7	$2,786.4	$2,587.9	$2,555.9
Gross profit	488.1	457.3	403.7	266.3
Restructuring, impairment and plant closing costs	8.3	16.7	66.6	22.5
(Loss) income from continuing operations	(113.7)	124.8	(15.4)	(26.3)
(Loss) income before accounting changes	(56.4)	112.7	(29.9)	(33.3)
Net (loss) income	(52.4)	112.7	(29.9)	(65.0)
Basic income (loss) per share:
(Loss) income from continuing operations	(0.71)	0.57	(0.07)	(0.12)
(Loss) income before accounting changes	(0.45)	0.51	(0.14)	(0.15)
Net (loss) income	(0.43)	0.51	(0.14)	(0.29)
Diluted income (loss) per share:
(Loss) income from continuing operations	(0.71)	0.54	(0.07)	(0.12)
(Loss) income before accounting changes	(0.45)	0.48	(0.14)	(0.15)
Net (loss) income	(0.43)	0.48	(0.14)	(0.29)

Huntsman International

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$2,656.7	$2,745.0	$2,686.0	$2,535.9
Gross profit	397.8	430.6	378.2	349.9
Restructuring, impairment and plant closing costs	7.7	8.8	3.5	—
Income from continuing operations	84.4	155.3	72.8	63.2
Income (loss) before extraordinary gain and accounting changes	67.3	174.5	(166.6)	102.5
Net income (loss)	67.3	220.6	(157.7)	103.4

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$2,746.7	$2,786.4	$2,587.9	$2,555.9
Gross profit	493.8	461.0	408.5	269.7
Restructuring, impairment and plant closing costs	8.3	16.7	66.6	22.5
Income (loss) from continuing operations	60.6	116.8	(13.4)	(41.0)
Income (loss) before accounting changes	117.9	104.7	(27.9)	(46.5)
Net income (loss)	122.1	104.7	(27.9)	(78.2)

On December 29, 2006, we sold our European base chemicals and polymers business. The results of operations of our European base chemicals and polymers business for current and prior periods have been classified as discontinued operations. For further information, see “Note 3. Discontinued Operations.”

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE operations operated by our Base Chemicals segment. On June 30, 2006, we completed the Textile Effects Acquisition. For further information, see “Note 4. Business Dispositions and Combinations.”

31.          SUBSEQUENT EVENTS

AGREEMENT TO SELL U.S. BASE CHEMICALS AND POLYMERS BUSINESS

On February 15, 2007, we entered into the Pending U.S. Petrochemicals Disposition, pursuant to which Flint Hills Resources, a wholly owned subsidiary of Koch, will acquire our U.S. base chemicals and polymers business. Under the agreement, Flint Hills Resources will acquire our U.S. base chemicals and polymers manufacturing assets for approximately $456 million in cash, plus the value of inventory (approximately $286 million at December 31, 2006) on the date of closing. We will retain other elements of working capital, including accounts receivables, accounts payable and certain accrued liabilities (net, approximately $19 million at December 31, 2006), which will be liquidated for cash in the ordinary course of business. Subject to customary regulatory approvals and other closing conditions, the transaction is expected to close during the third quarter of 2007, following the re-start of our Port Arthur, Texas, olefins manufacturing facility. For more information, see “Note 22. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire.”

We expect to incur a loss in connection with the anticipated 2007 sale of our U.S. base chemicals and polymers business. As of December 31, 2006, these assets were classified as held and used in accordance with SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets, because these assets were not immediately available for sale in their present condition due to the required repair and restart of the Port Arthur facility. We tested these assets for recoverability using expected future cash flows together with expected proceeds from the Port Arthur fire insurance recovery and concluded that these expected future cash flows were in excess of the carrying value of the business expected to be sold. Therefore, we did not recognize an impairment charge as of December 31, 2006. We will continue to assess these assets for recoverability during 2007. As the date of sale completion nears and insurance proceeds are received, future cash flows associated with these assets will diminish and, at some point in 2007, we expect that future cash flows will no longer be sufficient to recover the carrying value of the business to be sold and we expect to recognize an impairment charge.

The transaction includes our olefins and polymers manufacturing assets located at five U.S. sites: Port Arthur, Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. The business employs about 900 associates. The captive ethylene unit at our retained Port Neches, Texas, site of our Performance Products segment operations is not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills to us, will continue to provide feedstock for our downstream derivative units.

DECLARATION OF DIVIDEND

On February 14, 2007, our board of directors approved initiation of a quarterly cash dividend on our common stock, and declared a $0.10 per share cash dividend, payable on March 30, 2007, to shareholders of record as of March 15, 2007. We have not previously paid dividends on our common stock.

SALE OF AUSTRALIAN POLYESTER RESINS ASSETS

On January 4, 2007, we completed the sale of our Australian polyester resins assets to Nuplex for A$9.6 million (approximately $7.5 million) in cash, plus the value of inventory at the sale date, for a total transaction value of A$20.3 million (approximately $15.8 million), subject to post closing adjustments. The transaction further includes additional consideration to be received over a three year period upon achieving certain associated earnings targets. The sale includes our Australian polyesters, vinylesters and gelcoats manufacturing assets. In connection with the sale agreement, we also entered into a tolling agreement with Nuplex whereby we will continue to manufacture product using the Australian polyester resins assets. Nuplex will own the assets located on our site. The tolling agreement expires January 2009.

The results of operations of these assets were not classified as a discontinued operation under applicable accounting rules because we expect significant continuing cash flows from the Australian polyester resins assets through the tolling arrangement with Nuplex.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$17.2	$10.3
Investment in government securities (restricted as to use)	14.1	14.2
Total current assets	31.3	24.5
Investment in government securities (restricted as to use)	3.5	17.0
Investment in and advances to affiliates	1,720.3	1,511.5
Total assets	$1,755.1	$1,553.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	$14.6	$14.4
Total current liabilities	14.6	14.4
Dividends payable	3.6	18.0
Other long term liability	0.3	—
Total liabilities	18.5	32.4
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 1,200,000,000 shares authorized, 221,549,461 and 221,200,997 issued and 220,652,429 and 220,451,484 outstanding in 2006 and 2005, respectively	2.2	2.2
Mandatory convertible preferred stock, $0.01 par value, 100,000,000 shares authorized, and 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,798.4	2,779.8
Unearned stock-based compensation	(12.5)	(11.8)
Accumulated deficit	(1,277.6)	(31.3)
Accumulated other comprehensive loss	(61.4)	(1,505.8)
Total stockholders’ equity	1,736.6	1,520.6
Total liabilities and stockholders’ equity	$1,755.1	$1,553.0

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

	Year ended December 31,
	2006	2005	2004
Indirect costs	$(5.4)	$—	$—
Interest income	1.5	2.7	—
Equity in income (losses) of subsidiaries	233.7	(37.3)	(227.7)
Net income (loss)	229.8	(34.6)	(227.7)
Preferred stock dividend	—	(43.1)	(87.7)
Net income (loss) available to common stockholders	$229.8	$(77.7)	$(315.4)
Net income (loss)	$229.8	$(34.6)	$(227.7)
Other comprehensive income (loss) from subsidiaries	149.0	(212.3)	70.5
Comprehensive income (loss)	$378.8	$(246.9)	$(157.2)

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in Millions)

Shares
Common Stock	Mandatory convertible preferred stock	Common stock	Preferred members’ interest	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock- based compensation	Accumulated deficit	Accumulated other comprehensive (loss) income	Total

Balance, January 1, 2004	—	—	$—	$194.4	$—	$800.2	$—	$(1,243.5)	$61.2	$(187.7)
Net loss	—	—	—	—	—	—	—	(227.7)	—	(227.7)
Purchase accounting adjustment	—	—	—	1.3	—	—	—	—	49.3	50.6
Other comprehensive income	—	—	—	—	—	—	—	—	70.5	70.5
Dividends accrued on redeemable preferred member’s interest	—	—	—	—	—	(87.7)	—	—	—	(87.7)
Balance, December 31, 2004	—	—	—	195.7	—	712.5	—	(1,471.2)	181.0	(382.0)
Net loss	—	—	—	—	—	—	—	(34.6)	—	(34.6)
Other comprehensive loss	—	—	—	—	—	—	—	—	(212.3)	(212.3)
Exchange of previous common and preferred members’ interest and warrants for common stock	164,769,665	—	1.6	(195.7)	—	885.5	—	—	—	691.4
Issuance of common stock and mandatory convertible preferred stock	55,681,819	5,750,000	0.6	—	287.5	1,203.8	—	—	—	1,491.9
Issuance of nonvested stock awards	—	—	—	—	—	16.3	(16.3)	—	—	—
Recognition of stock-based compensation	—	—	—	—	—	4.8	4.5	—	—	9.3
Dividends declared on mandatory convertible preferred stock	—	—	—	—	—	(43.1)	—	—	—	(43.1)
Balance, December 31, 2005	220,451,484	5,750,000	2.2	—	287.5	2,779.8	(11.8)	(1,505.8)	(31.3)	1,520.6
Net income	—	—	—	—	—	—	—	229.8	—	229.8
Other comprehensive income	—	—	—	—	—	—	—	—	149.0	149.0
Issuance of nonvested stock awards	—	—	—	—	—	9.0	(9.0)	—	—	—
Vesting of stock awards	278,531	—	—	—	—	0.2	—	—	—	0.2
Recognition of stock-based compensation	—	—	—	—	—	9.4	8.3	—	—	17.7
Cumulative effect of adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	—	(179.1)	(179.1)
Repurchase and cancellation of stock awards	(77,586)	—	—	—	—	—	—	(1.6)	—	(1.6)
Balance, December 31, 2006	220,652,429	5,750,000	$2.2	$—	$287.5	$2,798.4	$(12.5)	$(1,277.6)	$(61.4)	$1,736.6

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net income (loss)	$229.8	$(34.6)	$(227.7)
Noncash interest income	—	(1.1)	—
Equity in (earnings) losses of subsidiaries	(233.7)	37.3	227.7
Changes in operating assets and liabilities	10.8	—	—
Net cash provided by operating activities	6.9	1.6	—
Investing Activities:
Net investment in and advances to subsidiaries	—	(1,442.3)	—
Net investment in government securities (restricted as to use)	14.4	(30.1)	—
Net cash provided by (used in) investing activities	14.4	(1,472.4)	—
Financing Activities:
Dividends paid to preferred stockholders	(14.4)	(10.8)	—
Net proceeds from issuance of common and preferred stock	—	1,491.9	—
Net cash (used in) provided by financing activities	(14.4)	1,481.1	—
Increase in cash	6.9	10.3	—
Cash at beginning of period	10.3	—	—
Cash at end of period	$17.2	$10.3	$—

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$33.7	$6.4	$—	$(1.1)	$39.0
Year ended December 31, 2005	25.8	4.2	3.7	—	33.7
Year ended December 31, 2004	26.5	2.0	—	(2.7)	25.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$33.7	$6.4	$—	$(1.1)	$39.0
Year ended December 31, 2005	25.8	4.2	3.7	—	33.7
Year ended December 31, 2004	26.5	2.0	—	(2.7)	25.8

EXHIBIT INDEX

Number	Description
2.1

Asset Purchase Agreement, dated as of April 5, 2006, by and among Texas Petrochemicals L.P., Huntsman Petrochemical Corporation and Huntsman Fuels, L.P. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on April 11, 2006.

2.2

Second Amendment to Asset Purchase Agreement, dated as of June 14, 2006, by and among Texas Petrochemicals L.P., Huntsman Petrochemical Corporation and Huntsman Fuels, L.P. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 16, 2006)

2.3

Asset Purchase Agreement, dated February 15, 2007 among Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LLC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on February 20, 2007)

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

4.6

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

4.7	Form of Amended and Restated $200,000,000 9 1/2% Senior Subordinated Note due 2007 (included as Exhibit A to Exhibit 4.6)
4.8

First Supplemental Indenture, dated as of July 11, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.29 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.9

Second Supplemental Indenture, dated as of August 5, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $200,000,000 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.30 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.10

Amended and Restated Indenture, dated as of June 14, 2002, among Huntsman Corporation (now known as Huntsman LLC), as Issuer, each of the Guarantors party thereto and Wilmington Trust Company, as Trustee, relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (incorporated by reference to Exhibit 4.31 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.11	Form of Amended and Restated Fixed Rate Note due 2007 (included as Exhibit A to Exhibit 4.10)
4.12	Form of Amended and Restated Floating Rate Note due 2007 (included as Exhibit B to Exhibit 4.10)
4.13	Form of Guarantee relating to the $275,000,000 9 1/2% Senior Subordinated Notes due 2007 and the $125,000,000 Senior Subordinated Floating Rate Notes due 2007 (included as Exhibit F to Exhibit 4.10)
4.14

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

4.15

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
4.19

Indenture, dated as of June 30, 2003, among Huntsman Advanced Materials LLC, as Issuer, each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee relating to 11% Senior Secured Notes due 2010 and Senior Secured Floating Rate Notes due 2008 (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.20	Form of Unrestricted Fixed Rate Note (included as Exhibit A-3 to Exhibit 4.19)
4.21	Form of Unrestricted Floating Rate Note (included as Exhibit A-4 to Exhibit 4.19)
4.22	Form of Guarantee (included as Exhibit E to Exhibit 4.19)
4.23

Registration Rights Agreement, dated as of June 30, 2003, among Huntsman Advanced Materials LLC and the Guarantors named therein, as Issuers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.24

First Supplemental Indenture, dated as of April 10, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.25

Second Supplemental Indenture, dated as of June 17, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the registration statement of Form S-4 of Huntsman Advanced Materials LLC (File No. 333-115344))

4.26

Third Supplemental Indenture, dated as of June 30, 2003, between Vantico Group S.A., as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.51 to the registration statement on Form S-4 of HMP Equity Holdings Corporation (File No. 333-116100))

4.27

Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)

4.28	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.27)
4.29	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.27)
4.30	Form of Guarantee relating to the 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.45)
4.31

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

4.32	Form of Restricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.31)
4.33	Form of Restricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.31)
4.34	Form of Unrestricted 7 3/8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.31)
4.35	Form of Unrestricted 7 1/2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.31)
4.36	Form of Guarantee (included as Exhibit E to Exhibit 4.31)
4.37

Registration Rights Agreement dated as of February 10, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))

4.38	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our registration statement on Form S-1 (File No. 333-120749))
4.39

Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005 (File No. 001-32427))

4.40

Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1/2% Huntsman LLC Senior Notes due 2012 and Huntsman LLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.41

Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5/8% Huntsman LLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.42

Supplemental Indenture dated August 16, 2005 to Indenture dated March 13, 2001, as amended, by and among Huntsman International LLC, the guarantors named therein, and The Bank of New York, as trustee, relating to Huntsman International LLC’s euro denominated 10 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.2 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.43

Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC’s dollar denominated 7 3/8% Senior Subordinated Notes due 2015 and euro denominated 7 1/2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.44

Supplemental Indenture dated August 16, 2005, to Indenture dated as of September 30, 2003  by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC’s 11 5/8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.45

Supplemental Indenture dated August 16, 2005, to Indenture dated as of June 22, 2004  by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC’s 11 1/2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference at Exhibit 4.10 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.46	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.7 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.47	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated be reference to Exhibit 4.8 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))
4.48

Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7/8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7/8  Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)

4.49	Form of Restricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-1 to Exhibit 4.48)
4.50	Form of Restricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-2 to Exhibit 4.48)
4.51	Form of Unrestricted 7 7/8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-3 to Exhibit 4.48)
4.52	Form of Unrestricted 6 7/8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-4 to Exhibit 4.48)
4.53

Exchange and Registration Rights Agreement, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and the Purchasers as defined therein, relating to $200,000,000 aggregated principal amount of the 7 7/8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006

10.1

Business Consulting Agreement, dated as of June 3, 2003, between Huntsman International LLC and Jon M. Huntsman (incorporated by reference to Exhibit 10.41 to the registration statement on Form S-4 of Huntsman International LLC (File No. 333-106482))

10.2

Aircraft Dry Lease, dated as of September 14, 2001, between Jstar Corporation and Airstar Corporation (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

10.3

Huntsman Cost Reduction Incentive Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of HMP Equity Holdings Corporation filed on November 23, 2004)

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

10.6	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))
10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))
10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))
10.9	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))
10.10	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))
10.11	Form of Executive Severance Plan (incorporated by reference to Exhibit 10.24 to amendment No. 3 to our registration statement on Form S-1 dated February 8, 2005 (File No. 333-120749))
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))
10.13	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.24 to amendment No. 1 to our registration statement on Form S-1 dated January 6, 2005 (File No. 333-120749))
10.14	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))
10.15

Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005)

10.16

Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

10.17

Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC’s 11 5/8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

10.18

Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC’s current report on Form 8-K filed on August 22, 2005)

10.19

Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to Huntsman International LLC’s current report on Form 8-K filed on August 22, 2005)

10.20	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427))
10.21	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.22	Huntsman Supplemental Executive MPP Plan (incorporated be reference to Exhibit 10.2 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.23	Amended and Restated Huntsman Supplemental Savings Plan (incorporated be reference to Exhibit 10.3 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.24	Huntsman Outside Directors Elective Deferral Plan (incorporated be reference to Exhibit 10.4 of our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.25

Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland), as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.26

Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.27

Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.28

Second Amended and Restated Servicing Agreement, dated as of April 18, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.29

Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)

10.30*

Withdrawal of Originator, dated November 28, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC

21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.