Form 10-Q
period 2007-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2007-05-07
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation	Delaware	42-1648585
500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700

333-85141	Huntsman International LLC	Delaware	87-0630358
500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700

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

On May 1, 2007, 221,901,565 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC (“Huntsman International”) were outstanding. There is no established trading market for Huntsman International’s units of membership interests. All of Huntsman International’s units of membership interests are held by Huntsman Corporation.

This Quarterly Report on Form 10-Q presents information for two registrants: Huntsman Corporation and Huntsman International. Huntsman International is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10-Q is equally applicable to both Huntsman Corporation and Huntsman International, except where otherwise indicated. Huntsman International meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except Share and Per Share Amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143.5	$263.2
Accounts receivable (net of allowance for doubtful accounts of $40.2 and $39.0, respectively)	1,385.1	1,243.2
Accounts receivable from affiliates	15.7	14.1
Inventories, net	1,581.8	1,520.1
Prepaid expenses	46.2	55.7
Deferred income taxes	62.9	64.6
Other current assets	170.5	175.7
Total current assets	3,405.7	3,336.6

Property, plant and equipment, net	4,106.7	4,059.4
Investment in unconsolidated affiliates	212.7	201.0
Intangible assets, net	186.2	187.6
Goodwill	91.7	90.2
Deferred income taxes	208.3	190.4
Other noncurrent assets	402.1	379.7
Total assets	$8,613.4	$8,444.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,104.5	$1,006.2
Accounts payable to affiliates	12.4	12.0
Accrued liabilities	821.6	857.6
Deferred income taxes	8.1	9.4
Current portion of long-term debt	178.8	187.9
Total current liabilities	2,125.4	2,073.1

Long-term debt	3,516.0	3,457.4
Deferred income taxes	193.5	192.6
Other noncurrent liabilities	963.8	955.8
Total liabilities	6,798.7	6,678.9

Minority interests in common stock of consolidated subsidiaries	30.3	29.4

Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 221,901,565 and 221,549,461 issued and 220,934,763 and 220,652,429 outstanding in 2007 and 2006, respectively	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,810.5	2,798.4
Unearned stock-based compensation	(19.2)	(12.5)
Accumulated deficit	(1,255.4)	(1,277.6)
Accumulated other comprehensive loss	(41.2)	(61.4)
Total stockholders’ equity	1,784.4	1,736.6
Total liabilities and stockholders’ equity	$8,613.4	$8,444.9

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
(Dollars In Millions)

	Three months ended March 31,
	2007	2006

Revenues:
Trade sales, services and fees	$2,629.3	$2,641.9
Related party sales	18.0	14.8
Total revenues	2,647.3	2,656.7
Cost of goods sold	2,240.0	2,262.9

Gross profit	407.3	393.8

Operating expenses:
Selling, general and administrative	219.0	167.6
Research and development	33.3	27.3
Other operating expense	5.9	0.5
Restructuring, impairment and plant closing costs	12.2	7.7
Total expenses	270.4	203.1
Operating income	136.9	190.7

Interest expense, net	(73.8)	(86.8)
Loss on accounts receivable securitization program	(5.4)	(2.3)
Equity in income of investment in unconsolidated affiliates	2.2	0.7
Loss on early extinguishment of debt	(1.4)	—
Other income (expense)	0.5	(0.3)

Income from continuing operations before income taxes and minority interest	59.0	102.0
Income tax expense	(13.0)	(15.5)
Minority interest in subsidiaries’ income	(0.4)	(0.4)
Income from continuing operations	45.6	86.1
Loss from discontinued operations, net of tax	(1.4)	(17.1)
Income before extraordinary gain	44.2	69.0
Extraordinary gain on the acquisition of a business, net of tax of nil	2.4	—
Net income	$46.6	$69.0

Net income	$46.6	$69.0
Other comprehensive income	20.2	31.0
Comprehensive income	$66.8	$100.0

See accompanying notes to condensed consolidated financial statements (unaudited).

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
(Continued)
(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2007	2006

Basic income (loss) per share:
Income from continuing operations	$0.21	$0.39
Loss from discontinued operations, net of tax	(0.01)	(0.08)
Extraordinary gain on the acquisition of a business, net of tax	0.01	—
Net income	$0.21	$0.31
Weighted average shares	220.8	220.6

Diluted income (loss) per share:
Income from continuing operations	$0.20	$0.37
Loss from discontinued operations, net of tax	(0.01)	(0.07)
Extraordinary gain on the acquisition of a business, net of tax	0.01	—
Net income	$0.20	$0.30
Weighted average shares	233.4	233.1

Dividends paid per share	$0.10	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three months ended March 31,
	2007	2006
Operating Activities:
Net income	$46.6	$69.0
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisiton of business, net of tax	(2.4)	—
Equity in income of unconsolidated affiliates	(2.2)	(0.7)
Depreciation and amortization	109.2	117.0
Provision for losses on accounts receivable	2.7	2.2
Loss (gain) on disposal of assets	(3.2)	(0.2)
Loss on early extinguishment of debt	1.4	—
Noncash interest expense (income)	1.0	(1.7)
Noncash restructuring, impairment and plant closing costs	5.8	2.0
Deferred income taxes	4.2	7.3
Net unrealized (gain) loss on foreign currency transactions	(4.8)	6.7
Stock-based compensation	5.3	3.5
Minority interest in subsidiaries’ income	0.4	0.4
Other, net	3.2	(1.3)
Changes in operating assets and liabilities:
Accounts and notes receivable	(103.1)	69.4
Inventories, net	(59.9)	(12.7)
Prepaid expenses	10.3	6.6
Other current assets	5.0	46.9
Other noncurrent assets	(21.7)	10.5
Accounts payable	46.1	(71.2)
Accrued liabilities	(68.0)	(156.6)
Other noncurrent liabilities	(6.7)	(16.8)
Net cash (used in) provided by operating activities	(30.8)	80.3

Investing Activities:
Capital expenditures	(105.2)	(104.1)
Proceeds from sale of assets	15.8	8.5
Investment in unconsolidated affiliates, net	(13.0)	(17.1)
Proceeds from government securities, restricted as to use	3.6	3.6
Other, net	(0.4)	—
Net cash used in investing activities	(99.2)	(109.1)

See accompanying notes to condensed consolidated financial statements (unaudited).

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
(Dollars in Millions)

	Three months ended March 31,
	2007	2006
Financing Activities:
Net borrowings under revolving loan facilities	$93.7	$34.0
Net borrowings from overdraft facilities and other short-term debt	12.3	8.1
Repayments of long-term debt	(225.9)	(0.8)
Proceeds from long-term debt	169.0	2.5
Repayments on notes payable	(18.4)	(11.4)
Proceeds from notes payable	4.7	—
Dividends paid to common shareholders	(22.1)	—
Dividends paid to preferred stockholders	(3.6)	(3.6)
Call premiums related to early extinguishment of debt	(1.2)	—
Debt issuance costs paid	(1.7)	—
Contribution from minority shareholder	—	6.2
Other, net	(0.1)	2.0
Net cash provided by financing activities	6.7	37.0

Effect of exchange rate changes on cash	3.6	(0.7)

(Decrease) increase in cash and cash equivalents	(119.7)	7.5
Cash and cash equivalents at beginning of period	263.2	142.8
Cash and cash equivalents at end of period	$143.5	$150.3

Supplemental cash flow information:
Cash paid for interest	$69.8	$123.2
Cash paid for income taxes	11.8	5.0

During the three months ended March 31, 2007, we incurred capital expenditures of $131.1 million, of which $105.2 million was paid in cash and $25.9 million was included in accounts payable at March 31, 2007.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Millions)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$143.5	$246.0
Accounts receivable (net of allowance for doubtful accounts of $40.2 and $39.0, respectively)	1,385.1	1,243.3
Accounts receivable from affiliates	29.1	19.5
Inventories, net	1,581.8	1,520.1
Prepaid expenses	43.6	55.7
Deferred income taxes	68.9	70.7
Other current assets	156.4	161.6
Total current assets	3,408.4	3,316.9

Property, plant and equipment, net	3,882.7	3,829.5
Investment in unconsolidated affiliates	212.7	201.0
Intangible assets, net	191.0	192.6
Goodwill	91.7	90.2
Deferred income taxes	206.6	188.7
Other noncurrent assets	402.1	376.6
Total assets	$8,395.2	$8,195.5

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,104.5	$1,006.2
Accounts payable to affiliates	17.7	16.7
Accrued liabilities	805.8	841.7
Deferred income taxes	8.1	9.4
Current portion of long-term debt	176.4	187.9
Total current liabilities	2,112.5	2,061.9

Long-term debt	3,516.0	3,457.4
Deferred income taxes	174.9	161.6
Other noncurrent liabilities	963.8	952.1
Total liabilities	6,767.2	6,633.0

Minority interests in common stock of consolidated subsidiaries	30.3	29.4

Commitments and contingencies (Notes 13 and 14)

Members’ equity:
Members’ equity, 2,728 units issued and outstanding	2,817.0	2,811.8
Accumulated deficit	(1,114.0)	(1,150.4)
Accumulated other comprehensive loss	(105.3)	(128.3)
Total members’ equity	1,597.7	1,533.1
Total liabilities and members’ equity	$8,395.2	$8,195.5

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Millions)

	Three months ended March 31,
	2007	2006

Revenues:
Trade sales, services and fees	$2,629.3	$2,641.9
Related party sales	18.0	14.8
Total revenues	2,647.3	2,656.7
Cost of goods sold	2,238.5	2,258.9

Gross profit	408.8	397.8

Operating expenses:
Selling, general and administrative	219.0	166.8
Research and development	33.3	27.3
Other operating expense	5.9	0.5
Restructuring, impairment and plant closing costs	12.2	7.7
Total expenses	270.4	202.3
Operating income	138.4	195.5

Interest expense, net	(74.2)	(88.0)
Loss on accounts receivable securitization program	(5.4)	(2.3)
Equity in income of investment in unconsolidated affiliates	2.2	0.7
Loss on early extinguishment of debt	(1.8)	—
Other income (expense)	0.5	(0.3)

Income from continuing operations before income taxes and minority interest	59.7	105.6
Income tax expense	(24.2)	(20.8)
Minority interest in subsidiaries’ income	(0.4)	(0.4)
Income from continuing operations	35.1	84.4
Loss from discontinued operations, net of tax	(1.4)	(17.1)
Income before extraordinary gain	33.7	67.3
Extraordinary gain on the acquisition of a business, net of tax of nil	2.4	—
Net income	$36.1	$67.3

Net income	$36.1	$67.3
Other comprehensive income	23.0	34.3
Comprehensive income	$59.1	$101.6

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Millions)

	Three months ended March 31,
	2007	2006
Operating Activities:
Net income	$36.1	$67.3
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on acquisition of a business, net of tax	(2.4)	—
Equity in income of unconsolidated affiliates	(2.2)	(0.7)
Depreciation and amortization	103.5	110.2
Provision for losses on accounts receivable	2.7	2.2
Loss (gain) on disposal of assets	(3.2)	(0.2)
Loss on early extinguishment of debt	1.8	—
Noncash interest expense (income)	1.1	(0.7)
Noncash restructuring, impairment and plant closing costs	5.8	2.0
Deferred income taxes	15.4	12.7
Net unrealized (gain) loss on foreign currency transactions	(4.8)	6.7
Noncash compensation	5.3	3.5
Minority interest in subsidiaries’ income	0.4	0.4
Other, net	(1.5)	(1.1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(103.1)	69.4
Inventories, net	(59.9)	(12.7)
Prepaid expenses	12.9	6.1
Other current assets	5.0	46.9
Other noncurrent assets	(25.2)	2.0
Accounts payable	46.1	(71.2)
Accrued liabilities	(68.0)	(157.3)
Other noncurrent liabilities	0.9	(9.6)
Net cash (used in) provided by operating activities	(33.3)	75.9

Investing Activities:
Capital expenditures	(105.2)	(104.1)
Proceeds from sale of assets	15.8	8.5
Investment in unconsolidated affiliates, net	(13.0)	(17.1)
Other, net	(0.4)	—
Net cash used in investing activities	(102.8)	(112.7)

Financing Activities:
Net borrowings under revolving loan facilities	93.7	34.0
Net borrowings from overdraft facilities and other short-term debt	12.3	8.1
Repayments of long-term debt	(225.9)	(0.8)
Proceeds from long-term debt	169.0	2.5
Repayments on notes payable	(18.4)	(10.4)
Proceeds from notes payable	2.3	—
Call premiums related to early extinguishment of debt	(1.2)	—
Debt issuance costs paid	(1.7)	—
Contribution from minority shareholder	—	6.2
Other, net	(0.1)	2.0
Net cash provided by financing activities	30.0	41.6

Effect of exchange rate changes on cash	3.6	(0.7)

(Decrease) increase in cash and cash equivalents	(102.5)	4.1
Cash and cash equivalents at beginning of period	246.0	132.5
Cash and cash equivalents at end of period	$143.5	$136.6

Supplemental cash flow information:
Cash paid for interest	$70.1	$123.5
Cash paid for income taxes	11.8	5.0

During the three months ended March 31, 2007, we incurred capital expenditures of $131.1 million, of which $105.2 million was paid in cash and $25.9 million was included in amounts payable at March 31, 2007.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             GENERAL

Certain Definitions

“Company,” “our,” “us,” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International” refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Huntsman Advanced Materials” refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); “SLIC” refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); “HMP Equity Trust” refers to HMP Equity Trust (the holder of approximately 59% of our common stock); and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner of HMP Equity Trust).

In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

Description of Business

We are among the world’s largest global manufacturers of differentiated chemical products; we also manufacture inorganic and commodity chemical products. Our products comprise a broad range of chemicals and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI products, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide.

Company

Our Company was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of differentiated, inorganic and commodity businesses.

Huntsman International was formed in 1999 in connection with the acquisition of ICI’s polyurethane chemicals, selected petrochemicals and titanium dioxide businesses and BP’s 20% ownership interest in an olefins facility located at Wilton, U.K. and certain related assets.

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements (unaudited) for each of our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

•                    purchase accounting recorded at our Company for the step-acquisition of Huntsman International in May 2003; and

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

Interim Financial Statements

Our interim condensed consolidated financial statements (unaudited) and Huntsman International’s interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 for our Company and Huntsman International.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements (unaudited) for prior periods have been reclassified to conform with the current presentation. The most significant of these reclassifications was to reclassify the results of operations of our European base chemicals and polymers business to discontinued operations. See “Note 3. Discontinued Operations.”

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, on January 1, 2007. This pronouncement concludes that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement accumulates; therefore, such benefits should be accrued over the required service period. The adoption of this pronouncement did not have a significant impact on our consolidated financial statements.

We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recorded a credit of $0.3 million to accumulated deficit as of January 1, 2007 for the cumulative effect of a change in accounting principle. See “Note 17. Income Taxes.”

We adopted EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), on January 1, 2007. This pronouncement concludes that the presentation of taxes within its scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. We present taxes within the scope of this issue on a net basis.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are reviewing SFAS No. 157 to determine the statement’s impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Effective for fiscal years ending after December 15, 2008, SFAS No. 158 will require us to measure the funded status of a plan as of the date of our year-end statement of financial position. As of the end of 2008, we will be required to measure the funded status of our plans as of December 31. We currently use a November 30 measurement date for our plans.

We adopted FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

We adopted FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, on January 1, 2007. This FSP requires that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. In November 2006 and March 2007, we completed offerings of subordinated notes which contain registration payment arrangements. See “Note 7. Debt.” We have evaluated the impact of this FSP as it relates to our note offerings, and the adoption of this FSP did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value, with changes in fair value reflected in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating SFAS No. 159 to determine the statement’s impact on our consolidated financial statements.

3.             DISCONTINUED OPERATIONS

European Base Chemicals and Polymers Business

On December 29, 2006, we completed the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited for an aggregate purchase price of $685 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities (the “U.K. Petrochemicals Disposition”). The final sales price is subject to agreement by SABIC on adjustments relating to working capital, investment in the LDPE plant currently under construction in Wilton, U.K. and unfunded pension liabilities. The transaction did not include our Teesside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment. We used the net proceeds from the transaction to legally defease the remaining $250 million outstanding principal amount of our 9.875% senior notes due 2009 and to repay $400 million of the debt under our Senior Credit Facilities.

During the three months ended March 31, 2007, we recorded an additional pretax loss on disposal of $1.6 million related primarily to working capital adjustments.

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

The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended March 31,
	2007	2006

Revenues	$—	$531.8
Costs and expenses	—	(555.5)
Loss on disposal	(1.6)	—
Operating loss	(1.6)	(23.7)
Income tax benefit	0.6	7.1
Loss from discontinued operations, net of tax	$(1.0)	$(16.6)

In connection with the U.K. Petrochemicals Disposition, we agreed to make payments to SABIC of approximately £18 million (approximately $35 million) related to the transfer of pension plan assets and liabilities. We accrued this liability in 2006 in connection with the sale transaction and expect to fund the obligation in the second quarter of 2007. Also, we expect to incur a non-cash pension settlement loss of approximately $16 million during 2007. We have provided an adequate provision relating to these adjustments and expect to resolve the working capital adjustments in the second quarter of 2007. The European base chemicals and polymers business is reported in our Base Chemicals operating segment in the accompanying condensed consolidated financial statements (unaudited).

In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from any environmental liability related to the pre-sale operations of the assets sold. These indemnities have various payment thresholds and time limits depending on the site and type of claim. Generally, we are not required to pay under these indemnification obligations until claims against us exceed £0.1 million, individually, or £1.0 million, in the aggregate. We also agreed to indemnify the buyer with respect to certain tax liabilities. Our maximum exposure generally will not exceed $600 million in the aggregate. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

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

	Three months ended March 31,
	2007	2006

Revenues	$—	$—
Costs and expenses	(0.4)	(0.5)
Operating loss	(0.4)	(0.5)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(0.4)	$(0.5)

We expect to incur final costs of $0.6 million related to the TDI transaction in the second quarter of 2007. The TDI business EBITDA is reported in our Polyurethanes segment.

4.             BUSINESS DISPOSITIONS AND COMBINATIONS

Agreement to Sell U.S. Base Chemicals and Polymers Business

On February 15, 2007, we entered into an agreement pursuant to which Flint Hills Resources, a wholly owned subsidiary of Koch, will acquire our U.S. base chemicals and polymers business assets for approximately $456 million in cash, plus the value of inventory (approximately $248 million at March 31, 2007) on the date of closing (the “Pending U.S. Petrochemicals Disposition”). We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated for cash in the ordinary course of business. Subject to customary regulatory approvals and other closing conditions, the transaction is expected to close by the fourth quarter of 2007, following the restart of our Port Arthur, Texas, olefins manufacturing facility. For more information, see “Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire.” In the event that the Port Arthur, Texas olefins manufacturing facility is not operating at a specified performance level by August 15, 2007, Flint Hills Resources has the option to close on its purchase of the U.S. polymers business separate from the purchase of the U.S. base chemicals business (the “Polymers Purchase Option”). If Flint Hills Resources exercises the Polymers Purchase Option, the U.S. polymers business purchase price will be $150 million, plus the value of associated inventory, and we will amend the asset purchase agreement to facilitate the separate closing of the U.S. base chemicals business for the remaining $306 million of sales price, plus the value of associated inventory. We currently expect that the Port Arthur, Texas olefins manufacturing facility may not achieve the specified performance level by August 15, 2007.

We expect to incur a pretax loss in connection with the Pending U.S. Petrochemicals Disposition of approximately $270 million, related primarily to the polymers assets. As of March 31, 2007, these assets were classified as held and used in accordance with SFAS No. 144 because these assets were not immediately available for sale in their present condition due to the required repair and restart of the Port Arthur, Texas facility. We tested these assets for recoverability using expected future cash flows, including the expected proceeds from the Port Arthur fire insurance recovery, and concluded that the expected future cash flows were in excess of the carrying value of the business expected to be sold. Therefore, we did not recognize an impairment charge as of March 31, 2007. We will continue to assess these assets for recoverability during 2007 through the sale date. As the date of sale completion nears and insurance proceeds are received, future cash flows associated with these assets will diminish. At some point in 2007, we expect that future cash flows will no longer be sufficient to recover the carrying value of the business to be sold, which will continue to increase as we rebuild the plant, and we will recognize an impairment charge.

The pending transaction includes our olefins and polymers manufacturing assets located at five U.S. sites: Port Arthur, Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. These plants employ about 900 associates. The captive ethylene unit at our retained Port Neches, Texas site which is part of our Performance Products segment operations is not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units.

Sale of Australian Polyester Resins Assets

On January 4, 2007, we completed the sale of our Australian polyester resins assets to Nuplex for A$9.6 million ($7.5 million) in cash, plus the value of inventory at the sale date, for a total transaction value of A$20.3 million ($15.8 million), subject to post-closing adjustments. During the three months ended March 31, 2007, we recognized a pretax gain on the sale of these assets of $4.1 million. The transaction further includes additional consideration to be received over a three year period upon achieving certain associated earnings targets. The sale includes our Australian polyesters, vinylesters and gelcoats manufacturing assets. In connection with the sale agreement, we also entered into a tolling agreement with Nuplex pursuant to which we will continue to manufacture product using the Australian polyester resins assets. Nuplex will own the assets located on our site. The tolling agreement expires January 2009.

The results of operations of these assets were not classified as a discontinued operation under applicable accounting rules because we expect significant continuing cash flows from the Australian polyester resins assets through the tolling arrangement with Nuplex.

Sale of U.S. Butadiene and MTBE Business

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. The total sales price was $274.0 million, of which $204.0 million was paid to us during 2006. The additional $70.0 million will be payable to us after the restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see “Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire”) and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant and the restart occurs within 30 months of this sale. We expect to recognize an additional pretax gain of approximately $69 million upon completion of the conditions referenced above.

The results of operations of this business were not classified as a discontinued operation under applicable accounting rules because of the expected continuing cash flows from the MTBE business we continue to operate in our Polyurethanes segment.

In connection with the sale, we indemnified the buyer with respect to any losses resulting from (i) the breach of representations and warranties contained in the asset purchase agreement, (ii) pre-sale liabilities related to the pre-sale operations of the assets sold not assumed by the buyer, and (iii) environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us exceed $5 million. Upon exceeding this $5 million threshold, we generally are obligated to provide indemnification for any losses in excess of $5 million, up to a limit of $137.5 million. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision. As a result, we have estimated that the fair value of this indemnity at the date of the closing of the sale is minimal, and accordingly, no amounts have been recorded.

Textile Effects Acquisition

On June 30, 2006, we acquired Ciba’s textile effects business for $172.1 million (CHF 215 million) in cash (the “Textile Effects Acquisition”). This purchase price was subject to finalization of post-closing working capital adjustments, which are currently recorded as a receivable to us of $26.9 million, and we expect receipt of this amount during the second quarter of 2007. The operating results of the textile effects business have been consolidated with our operating results beginning on July 1, 2006 and are reported with our advanced materials operations as part of our Materials and Effects segment.

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

Acquisition cost:
Acquisition payment, exclusive of post-closing working capital adjustment	$172.1
Post-closing working capital adjustment	(26.9)
Direct costs of acquisition	12.9
Total acquisition costs	158.1
Fair value of assets acquired and liabilities assumed:
Cash	7.7
Accounts receivable	254.6
Inventories	233.6
Prepaid expenses and other current assets	12.6
Deferred taxes	1.9
Accounts payable	(95.8)
Accrued liabilities	(35.1)
Short-term debt	(5.0)
Noncurrent liabilities	(158.1)
Total fair value of net assets acquired	216.4
Extraordinary gain on the acquisition of a business—excess of fair value of net assets acquired over cost	$58.3

During the three months ended March 31, 2007, we adjusted the preliminary purchase price allocation and in April 2007, we finalized the post-closing working capital adjustments, resulting in our recording an additional extraordinary gain on the acquisition of $2.4 million in the first quarter of 2007. This purchase price allocation is preliminary pending finalization of the determination of the fair value of assets acquired and liabilities assumed, including final valuation of working capital acquired, finalization of restructuring plans, estimates of asset retirement obligations and determination of related deferred taxes. We are assessing and formulating plans to exit certain activities of the textile effects business and expect to involuntarily terminate the employment of, or relocate, certain textile effects employees. We estimate that we will eliminate up to 650 positions and will create approximately 300 new positions, globally. These plans include the exit of various manufacturing, sales and administrative activities throughout the business through 2009. This preliminary purchase price allocation includes recorded liabilities for workforce reductions, non-cancelable lease termination costs, demolition and decommissioning and other restructuring costs of $65.4 million, $3.4 million, $1.5 million and $5.6 million, respectively. We have not yet finalized plans to exit certain business activities and may record additional liabilities for workforce reductions or other restructuring costs as these plans are finalized. We expect that it is reasonably possible that material changes to the allocation could occur. Any changes to our purchase price allocation will be recorded as an adjustment to the extraordinary gain in the second quarter of 2007.

The following tables reflect our and Huntsman International’s results of operations on an unaudited pro forma basis as if the Textile Effects Acquisition had been completed at the beginning of the three months ended March 31, 2006, presented utilizing historical results for each entity (dollars in millions, except per share amounts):

Huntsman Corporation

Three months ended March 31, 2006
Revenues	$2,901.4
Income before extraordinary gain	75.5
Net income	133.8
Basic income per share	0.61
Diluted income per share	0.57

Huntsman International

Three months ended March 31, 2006
Revenues	$2,901.4
Income before extraordinary gain	73.8
Net income	132.1

Our pro forma net income and the pro forma net income of Huntsman International reflect an extraordinary gain on the Textile Effects Acquisition of $58.3 million for the three months ended March 31, 2006.

5.            INVENTORIES

Inventories consisted of the following (dollars in millions):

	March 31, 2007	December 31, 2006
Raw materials and supplies	$296.0	$320.1
Work in progress	116.6	109.8
Finished goods	1,271.5	1,204.3
Total	1,684.1	1,634.2
LIFO reserves	(102.3)	(114.1)
Net	$1,581.8	$1,520.1

As of March 31, 2007 and December 31, 2006, approximately 16% and 18%, respectively, of inventories were recorded using the last-in, first-out cost method.

In the normal course of operations, we at times exchange raw materials and finished goods with other companies for similar inventories for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at March 31, 2007 was $9.8 million (28.8 million pounds of feedstock and products). The amount included in inventory under open exchange agreements receivable by us at December 31, 2006 was $9.7 million (30.9 million pounds of feedstock and products).

6.             RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of March 31, 2007 and December 31, 2006, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)

Accrued liabilities as of December 31, 2006	$76.4	$0.3	$8.7	$16.7	$102.1
2007 charges for 2004 initiatives	0.4	—	—	0.1	0.5
2007 charges for 2005 initiatives	0.2	—	—	—	0.2
2007 charges for 2007 initiatives	1.0	—		5.9	6.9
Reversal of reserves no longer required	(1.2)	—	—	—	(1.2)
2007 payments for 2003 initiatives	(0.8)	—	(0.1)	(0.1)	(1.0)
2007 payments for 2004 initiatives	(1.9)	(0.1)	(0.1)	(0.1)	(2.2)
2007 payments for 2005 initiatives	(1.8)	—	—	—	(1.8)
2007 payments for 2006 initiatives	(3.1)	—	—	—	(3.1)
2007 payments for 2007 initiatives	—			(5.9)	(5.9)
Foreign currency effect on reserve balance	1.1	—	0.5	(0.9)	0.7
Accrued liabilities as of March 31, 2007	$70.3	$0.2	$9.0	$15.7	$95.2

(1)                                 With the exception of liabilities recorded in connection with business combinations, accrued liabilities classified as workforce reductions consist primarily of restructuring programs involving ongoing termination benefit arrangements and restructuring programs involving special termination benefits. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, respectively. The remaining accrued liabilities related to these charges of $6.6 million represent workforce reductions to be paid by the end of 2011. Liabilities for workforce reductions recorded in connection with business combinations were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. Of the total workforce reduction reserves of $70.3 million, $62.6 million relates to 627 positions that have not been terminated as of March 31, 2007.

(2)           Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2007	December 31, 2006

2001 initiatives	$1.4	$1.4
2003 initiatives	14.8	15.8
2004 initiatives	9.5	12.2
2005 initiatives	0.6	1.4
2006 initiatives	72.1	76.2
2007 initiatives	1.0	—
Foreign currency effect on reserve balance	(4.2)	(4.9)
Total	$95.2	$102.1

Details with respect to our restructuring reserves are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Materials and Effects	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2006	$6.6	$78.5	$7.4	$7.9	$—	$1.7	$102.1
2007 charges for 2004 initiatives	—	—	0.1	0.4	—	—	0.5
2007 charges for 2005 initiatives	—	—	—	0.2	—	—	0.2
2007 charges for 2007 initiatives	—	5.9	—	—	1.0	—	6.9
Reversal of reserves no longer required	—	(0.1)	—	(1.1)	—	—	(1.2)
2007 payments for 2003 initiatives	(0.6)	(0.1)	—	(0.3)	—	—	(1.0)
2007 payments for 2004 initiatives	(0.1)	—	(1.3)	(0.8)	—	—	(2.2)
2007 payments for 2005 initiatives	(0.1)	—	(1.1)	—	—	(0.6)	(1.8)
2007 payments for 2006 initiatives	—	(3.1)	—	—	—	—	(3.1)
2007 payments for 2007 initiatives	—	(5.9)	—	—	—	—	(5.9)
Foreign currency effect on reserve balance	0.1	0.5	—	—	—	0.1	0.7
Accrued liabilities as of March 31, 2007	$5.9	$75.7	$5.1	$6.3	$1.0	$1.2	$95.2

Current portion of restructuring reserve	$2.3	$29.4	$3.9	$2.9	$1.0	$1.2	$40.7
Long-term portion of restructuring reserve	3.6	46.3	1.2	3.4	—	—	54.5

Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$0.1	$—	$3.0	$—	$—	$3.1
Estimated additional charges beyond one year	—	0.1	—	3.8	—	—	3.9

Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Cash Charges:
2007 charges for 2004 initiatives	$0.5
2007 charges for 2005 initiatives	0.2
2007 charges for 2007 initiatives	6.9
Reversal of reserves no longer required	(1.2)
Non-cash charges	5.8
Total 2007 Restructuring and Plant Closing Costs	$12.2

During the three months ended March 31, 2007, our Materials and Effects segment recorded restructuring charges of $5.9 million primarily related to supply chain integration processes and redundant service contracts for information technology services.

During the three months ended March 31, 2007, our Polymers segment recorded a non-cash impairment charge of $5.8 million related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets in this business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

7.             DEBT

Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2007	December 31, 2006

Senior Credit Facilities:
Revolving Facility	$109.0	$—
Term Loans	1,637.6	1,711.2
Secured Notes	294.1	294.0
Senior Notes	198.0	198.0
Subordinated Notes	1,241.2	1,228.3
Australian Credit Facilities	47.9	61.4
HPS (China) debt	107.8	90.3
Other	59.2	62.1
Total debt	$3,694.8	$3,645.3

Current portion	$178.8	$187.9
Long-term portion	3,516.0	3,457.4
Total debt	$3,694.8	$3,645.3

Huntsman International

	March 31, 2007	December 31, 2006

Senior Credit Facilities:
Revolving Facility	$109.0	$—
Term Loans	1,637.6	1,711.2
Secured Notes	294.1	294.0
Senior Notes	198.0	198.0
Subordinated Notes	1,241.2	1,228.3
Australian Credit Facilities	47.9	61.4
HPS (China) debt	107.8	90.3
Other	56.8	62.1
Total debt	$3,692.4	$3,645.3

Current portion	$176.4	$187.9
Long-term portion	3,516.0	3,457.4
Total debt	$3,692.4	$3,645.3

Transactions  Affecting our Senior Credit Facilities

As of March 31, 2007, our senior secured credit facilities (“Senior Credit Facilities”) consisted of (i) a $650 million revolving facility (the “Revolving Facility”), (ii) a $1,543.4 million term loan B facility (the “Dollar Term Loan”), and (iii) a €70.7 million ($94.2 million) euro term loan B facility (the “Euro Term Loan”). As of March 31, 2007, there were $109.0 million borrowings outstanding under our Revolving Facility, and we had $45.5 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

We have recently completed the following transactions relating to our Senior Credit Facilities:

•                  On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our term loans with available liquidity.

•                  On April 19, 2007, we entered into an amendment to our Senior Credit Facilities (the “Amendment”). Pursuant to the Amendment, the maturity of the Dollar Term Loan was extended to April 2014 and the loan amount was increased to $1,640.0 million. We used the increased amount to repay, in full, the Euro Term Loan.

As of March 31, 2007, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The Amendment made no changes to the applicable interest rate of the Revolving Facility. However, pursuant to the Amendment, the applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in the Amendment. The Amendment contains one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. The Amendment, among other things, also increases the restricted payments basket for certain types of payments, and, subject to certain conditions, increases our capacity for additional term loan borrowings. The Amendment provides for continuing customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and it contains other customary default provisions.

Other Transactions Affecting our Debt

We have also completed the following other transactions relating to our debt:

•                  On or about February 28, 2007, we completed a direct private placement of $147.0 million in aggregate principal amount of dollar denominated 7.875% senior subordinated notes due November 15, 2014. These notes were issued at a premium of 104% of principal amount for a yield of 7.01% and were issued under the same indenture and are of the same series as an original placement of dollar denominated notes issued by us in November 2006. We used the net proceeds of $151.7 million to redeem all (approximately €114 million) of our remaining outstanding euro denominated 10.125% senior subordinated notes due 2009, which were called for redemption on March 27, 2007 at a call price of 101.688% plus accrued interest.

•                  Our Australian subsidiaries, which maintain credit facilities that are non-recourse to us, received commitment letters from their existing credit facility provider with respect to the renewal of the existing facilities on substantially the same terms. The commitment letters are binding, subject to customary provisions for final documentation, legal due diligence and other customary matters. Under the terms of the newly committed facilities, interest will be charged at a rate of the Australian index rate plus a margin of 2.4%, and the maturity will be extended for three years to approximately May 2010. The aggregate outstanding balance as of March 31, 2007 under the Australian facilities is A$59.3 million ($47.9 million, of which $3.6 million is classified as current portion of long term debt).

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program (as defined in “Note 9. Securitization of Accounts Receivable”) and the indentures governing our notes.

8.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006, the fair value, change in fair value, and realized gains or losses of outstanding hedging contracts were not significant.

We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. As of March 31, 2007 and December 31, 2006, and for the three months ended March 31,

2007 and 2006, the fair value and realized gains (losses) of outstanding foreign currency rate hedging contracts were not significant.

In conjunction with our first quarter 2007 redemption of the remaining 10.125% euro denominated subordinated notes due 2009 discussed in “Note 7. Debt” above, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on March 27, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. The fair value of this swap was a $2.2 million liability as of March 31, 2007. This swap is currently not designated as a hedge for financial reporting purposes.

In conjunction with the Amendment as discussed in “Note 7. Debt” above, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on April 19, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2007, we have designated approximately €421 million of debt as a net investment hedge. As of March 31, 2007, we had approximately €1,097 million in net euro assets.

9.             SECURITIZATION OF ACCOUNTS RECEIVABLE

Under our accounts receivable securitization program (“A/R Securitization Program”), we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the “Receivables Trust”) at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper. The A/R Securitization Program currently provides for financing through a commercial paper conduit program (in both U.S. dollars and euros). The A/R Securitization Program consists of a commercial paper conduit program with a committed amount of approximately $500 million U.S. dollar equivalents and it terminates in the second quarter of 2009. Interest costs to the Receivables Trust are LIBOR and/or EURIBOR, as applicable, plus 60 basis points per annum based upon a pricing grid (which is dependent upon our credit rating). Transfers of accounts receivable to the Receivables Trust are accounted for as sales.

As of March 31, 2007, the Receivables Trust had $456.7 million in U.S. dollar equivalents (comprised of $230.0 million and approximately €170 million ($226.7 million)) in commercial paper outstanding and availability under the program was $489.3 million in U.S. dollar equivalents. As a result of the Pending U.S. Petrochemicals Disposition (see “Note 4. Business Dispositions and Combinations”), we anticipate that our capacity under the A/R Securitization Program will decrease by approximately $100 million to $150 million.

10.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs for the three months ended March 31, 2007 and 2006 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans Three Months Ended March 31,		Other Postretirement Benefit Plans Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$20.8	$20.3	$1.1	$1.1
Interest cost	34.1	31.7	2.4	2.3
Expected return on assets	(43.6)	(37.1)	—	—
Amortization of transition obligation	0.5	0.4	—	—
Amortization of prior service cost	(1.7)	(1.7)	(0.7)	(0.7)
Amortization of actuarial loss	3.2	4.5	0.9	0.8
Settlement loss	—	0.4	—	—
Net periodic benefit cost	13.3	18.5	3.7	3.5
Less amounts included in discontinued operations	—	(3.9)	—	—
Net periodic benefit cost from continuing operations	$13.3	$14.6	$3.7	$3.5

Huntsman International

	Defined Benefit Plans Three Months Ended March 31,		Other Postretirement Benefit Plans Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$20.8	$20.3	$1.1	$1.1
Interest cost	34.1	31.7	2.4	2.3
Expected return on assets	(43.6)	(37.1)	—	—
Amortization of transition obligation	0.5	0.4	—	—
Amortization of prior service cost	(1.7)	(1.7)	(0.7)	(0.7)
Amortization of actuarial loss	4.9	6.9	0.9	0.8
Settlement loss	—	0.4	—	—
Net periodic benefit cost	15.0	20.9	3.7	3.5
Less amounts included in discontinued operations	—	(4.4)	—	—
Net periodic benefit cost from continuing operations	$15.0	$16.5	$3.7	$3.5

We expect to incur a non-cash pension settlement loss of approximately $16 million during 2007 in connection with the U.K. Petrochemicals Disposition and a curtailment gain of approximately $19 million related to the Pending U.S. Petrochemicals Disposition.

During the three months ended March 31, 2007 and 2006, we made contributions to our pension plans of $60.3 million and $20.6 million, respectively. During the remainder of 2007, we expect to contribute an additional $125.8 million to our pension plans.

11.          DIVIDENDS

5% Mandatory Convertible Preferred Stock

In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of

$43.1 million and a corresponding charge to net income available to common stockholders during the first quarter of 2005. As of March 31, 2007, we had $14.1 million invested in government securities that are restricted for satisfaction of our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on May 16, August 16 and November 16, 2007 and on February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of common stock at that time.

Common Stock

On March 30, 2007, we paid a cash dividend of $22.1 million, or $0.10 per share, to common stockholders of record as of March 15, 2007.

12.          OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2007	March 31, 2006
Foreign currency translation adjustments, net of tax of $28.5 million and $31.8 million as of March 31, 2007 and December 31, 2006, respectively	$245.8	$228.3	$17.5	$27.7

Pension related adjustments, net of tax of $64.8 and $63.8 as of March 31, 2007 and December 31, 2006, respectively	(301.9)	(304.1)	2.2	2.5
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—
Other, net of tax of $0.2 million and nil as of March 31, 2007 and December 31, 2006, respectively	7.6	7.1	0.5	0.8
Total	$(41.2)	$(61.4)	$20.2	$31.0

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2007	March 31, 2006
Foreign currency translation adjustments, net of tax of $3.5 million and $0.2 million as of March 31, 2007 and December 31, 2006, respectively	$285.6	$266.9	$18.7	$30.9

Pension related adjustments, net of tax of $101.4 and $101.6 as of March 31, 2007 and December 31, 2006, respectively	(400.3)	(404.1)	3.8	2.5
Other comprehensive income of unconsolidated affiliates	7.3	7.3	—	—
Other, net of tax of $0.2 million and nil as of March 31, 2007 and December 31, 2006, respectively	2.1	1.6	0.5	0.9
Total	$(105.3)	$(128.3)	$23.0	$34.3

Items of other comprehensive income (loss) of our Company and our unconsolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

13.          COMMITMENTS AND CONTINGENCIES

Legal Matters

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide. Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through March 31, 2007.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents a plaintiff who is pursuing a claim against us.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Claims unresolved at beginning of period	2	2
Claims filed during period	0	0
Claims resolved during period	0	0
Claims unresolved at end of period	2	2

The two Discoloration Claims unresolved as of March 31, 2007 asserted aggregate damages of approximately $70 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than six years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of March 31, 2007 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

We have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below for the three months ended March 31, 2007. While the complaints in these cases provide little additional information, we do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Unresolved at beginning of period	1,367	576
Tendered during period	13	822
Resolved during period (1)	71	51
Unresolved at end of period	1,309	1,347

(1)                                  Although the indemnifying party informs us when tendered cases have been resolved, it generally does not inform us of the settlement amounts relating to such cases, if any. The indemnifying party has informed us that it typically manages our defense together with the defense of other entities in such cases and resolves claims involving multiple defendants simultaneously, and that it considers the allocation of settlement amounts, if any, among defendants to be confidential and proprietary. Consequently, we are not able to provide the number of cases resolved with payment by the indemnifying party or the amount of such payments.

We have never made any payments with respect to these cases. As of March 31, 2007, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2007.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Unresolved at beginning of period	42	34
Filed during period	51	3
Resolved during period	2	4
Unresolved at end of period	91	33

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $0.1 million and $5,000 during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we had an accrual of approximately $2.0 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2007.

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

We have also been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI and polyether polyols industries filed in the Superior Court of Justice, Ontario, Canada on May 5, 2006 and in Superior Court, Quebec, Canada on May 17, 2006. The other defendants named above in the Polyether Polyols cases are also defendants in these Canadian cases.

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

MTBE Litigation

In March 2007, we were named for the first time as a defendant in eight lawsuits alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the eight cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants' conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see “Note 14. Environmental, Health and Safety Matters—Remediation Liabilities.”

GuaranteeS

In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, operates three plants that manufacture MNB, aniline and crude MDI. We effectively own 35% of SLIC and it is an unconsolidated affiliate.

On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of March 31, 2007, there were $87.7 million and RMB 1,095 million ($141.8 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

14.          ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2007 and 2006, our capital expenditures for EHS matters totaled $7.2 million and $6.7 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

Under CERCLA and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 12 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us.

In addition, under RCRA and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Odessa, Port Arthur and Port Neches facilities in Texas, and our Geismar facility in Louisiana, are the subject of ongoing remediation requirements under RCRA authority.

In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs, and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $13.4 million and $14.0 million for environmental liabilities as of March 31, 2007 and December 31, 2006, respectively. Of these amounts, $6.2 million and $6.0 million are classified as accrued liabilities on our consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively, and $7.2 million and $8.0 million are classified as other noncurrent liabilities on our consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

Regulatory Developments

Under IPPC, EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called “REACH” (Registration, Evaluation and Authorization of Chemicals). REACH will take effect in June 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a “substitution” plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances manufactured or imported by us into the EU. Although the total long-term cost for REACH compliance is not estimable at this time, we do not expect spending on REACH to exceed $5.0 million during 2007.

Greenhouse Gas Regulation

In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Convention”), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by taxation of greenhouse gas (“GHG”) emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Chemical Facility Anti-terrorism Rulemaking

As required by the Homeland Security Appropriations Act of 2006, on April 9, 2007, the Department of Homeland Security issued the “Chemical Facility Anti-Terrorism Standards,” an interim final rule establishing risk-based performance standards for the chemical industry. The majority of the standards goes into effect on June 8, 2007 and requires security vulnerability assessments and site security plans for facilities qualifying as high risk.

Since 2003, we have conducted security vulnerability assessments at our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all or our facilities, including some or our recently-acquired sites, have been assessed. Whether the assessments and resulting improvements will fully satisfy the requirements of this new regulation, and whether additional changes which could cause us to incur costs will have to be made, is unclear to us at this time.

15.          STOCK-BASED COMPENSATION PLANS

Under the Huntsman Stock Incentive Plan (the “Stock Incentive Plan”), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2007, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest ratably over a three-year period.

The compensation cost for the Stock Incentive Plan was $5.3 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was nil for each of the three months ended March 31, 2007 and 2006.

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

	Three months ended March 31,
	2007	2006
Dividend yield	1.9%	0%
Expected volatility	20.8%	23.1%
Risk-free interest rate	4.7%	4.6%
Expected life of stock options granted during the period	6.6 years	6.6 years

Stock Options

A summary of stock option activity under the Stock Incentive Plan as of March 31, 2007 and changes during the three months then ended is presented below:

OptionAwards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2007	4,151	$21.72
Granted	2,206	20.66
Exercised	—	—
Forfeited	(19)	20.74
Outstanding at March 31, 2007	6,338	21.35	8.88	$36
Exercisable at March 31, 2007	2,155	22.17	8.18	—

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $5.16 per option. As of March 31, 2007, there was $23.7 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Nonvested shares

Nonvested shares granted under the Stock Incentive Plan consist of restricted stock and restricted stock units, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2007 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(000)			(000)
Nonvested at January 1, 2007	909		$21.73	46	$21.72
Granted	463		20.66	106	20.66
Vested	(376	)(1)	22.02	(19)	21.97
Forfeited	(2)		20.91	—	—
Nonvested at March 31, 2007	994		21.13	133	20.84

(1)             During the three months ended March 31, 2007, 3,888 restricted stock units vested. These shares are not reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of March 31, 2007, there was $24.0 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of shares that vested during the three months ended March 31, 2007 and 2006 was $8.7 million and $5.9 million, respectively.

16.          CASUALTY LOSSES AND INSURANCE RECOVERIES

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

During 2006, we recorded insurance recoveries of $26.5 million. We and our insurers are working to reach a settlement on the remainder of the insurance claim, and we can provide no assurance with respect to the ultimate resolution of this matter.

Port Arthur, Texas Plant Fire

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site remain shutdown. The damage is significant and, while no assurances can be made, we currently expect operations to restart early in the fourth quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60 million.

During the fourth quarter of 2006, we received insurance recovery advances of $150.0 million, of which $56.4 million was applied to our insurance receivables related to recovery of costs already incurred and $93.6 million was recorded as a deferred insurance recovery gain in “Accrued liabilities” on the accompanying condensed consolidated balance sheet (unaudited) as of December 31, 2006. On March 16, 2007, we executed a sworn statement in proof of loss with our insurers to receive additional recovery advances of $100.0 million, of which $58.5 million was received as of March 31, 2007. These proceeds were reflected in net cash used in operating activities in the accompanying condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2007. The remaining $41.5 million was recorded as an insurance receivable in “Other current assets” on the accompanying condensed consolidated balance sheet (unaudited). The additional $100.0 million of deferred insurance recovery gain was recorded in “Accrued liabilities.”

During the three months ended March 31, 2007, we incurred expenditures and losses for both property damage and business interruption as a result of the Port Arthur fire. During the first quarter ended March 31, 2007, we incurred $12.2 million in repair and maintenance costs and $25.0 million of fixed costs during the business interruption period, all of which were charged to the deferred insurance recovery gain, as recovery from our insurers was considered probable.

The following table describes changes to the deferred insurance recovery gain during the three months ended March 31, 2007 (dollars in millions):

Balance as of January 1, 2007	$93.6
Additional insurance recovery advances	100.0
Incurrence of repair and maintenance costs during the three months ended March 31, 2007	(12.2)
Incurrence of business interruption fixed costs during the three months ended March 31, 2007	(25.0)
Balance as of March 31, 2007	$156.4

The incurrence of future fixed costs during the business interruption period and the future repair and maintenance expense of the damaged equipment will be offset against the deferred insurance recovery gain. Any such amounts incurred above the deferred gain will be recorded as an insurance receivable if realization is deemed probable. Future insurance recovery advances, if any, in excess of accrued fixed costs and other expenses relating to the damaged facilities will be recorded as a deferred gain, and any remaining deferred gains associated with this event will not be recognized in our consolidated statements of operations until final settlement is reached with our insurance carriers.

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

We adopted the provisions of FIN 48 on January 1, 2007 and recognized a $0.3 million decrease in the liability for unrecognized tax benefits and recorded a corresponding credit to accumulated deficit for the cumulative effect of a change in accounting principle. As of the adoption date, we had $123.8 million of unrecognized tax benefits, of which $100.9 million, if recognized, would affect the effective tax rate.

In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2007, we recognized $1.0 million in income tax expense related to interest and penalties. We had $11.3 million and $10.3 million accrued for the payment of interest and penalties at March 31, 2007 and January 1, 2007, respectively.

We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Australia	2001 and later
Belgium	2004 and later
China	2002 and later
Germany	2002 and later
Italy	2000 and later
Switzerland	2004 and later
The Netherlands	2003 and later
U.K.	1999 and later
U.S. federal	2002 and later

On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service related to the examination of our U.S. federal income tax returns for the years 2002 through 2004. The Internal Revenue Service proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. We believe that these claims are largely without merit and, therefore, will continue to dispute the proposed adjustments. We believe that adequate provision for this item has been made in the financial statements.

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued. An estimate of the range of possible changes in the unrecognized tax benefits within the next 12 months cannot be made.

Huntsman Corporation

We recorded an income tax expense of $13.0 million for the three months ended March 31, 2007 and expense of $15.5 million for the same period in 2006. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were 22% for the three months ended March 31, 2007 and 15% for the three months ended March 31, 2006. These effective tax rates are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, losses in tax jurisdictions where we recognize tax benefits and earnings in tax jurisdictions with lower statutory rates. Our effective tax rate increased largely due to income in jurisdictions where we are projected to no longer have a valuation allowance, net increases in operating losses in jurisdictions which do not record a tax benefit and net increases in operating income in jurisdictions which record a tax expense.

Huntsman International

Huntsman International recorded an income tax expense of $24.2 million for the three months ended March 31, 2007 and expense of $20.8 million for the same period in 2006. Huntsman International’s tax obligations are affected by the mix of income and losses in the tax jurisdictions in which it operates.

Huntsman International’s effective income tax rates were 40% for the three months ended March 31, 2007 and 20% for the three months ended March 31, 2006. Huntsman International’s effective tax rate increased largely due to income in jurisdictions where it is projected to no longer have a valuation allowance, net increases in operating losses in jurisdictions which do not record a tax benefit and net increases in operating income in jurisdictions which record a tax expense.

18.          NET INCOME PER SHARE

Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects potential dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted.

Basic and diluted income weighted average shares are determined as follows:

	Three months ended March 31,
	2007	2006
Weighted average shares outstanding	220,783,501	220,554,906
Dilutive securities:
Stock-based awards	162,363	49,093
Preferred stock conversion	12,499,925	12,499,925
Total dilutive shares outstanding assuming conversion	233,445,789	233,103,924

                Additional stock-based awards of 5,349,413 and 3,291,828 weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2007 and 2006, respectively and were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

19.          OPERATING SEGMENT INFORMATION

We report our operations through six operating segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI products, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects(2)	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes
Performance Products(1)	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG and technology licenses
Pigments	titanium dioxide
Polymers(2)(3)	LDPE and LLDPE, polypropylene, EPS and styrene
Base Chemicals(1)(2)(3)	ethylene, propylene and cyclohexane

(1)                                 In the fourth quarter of 2006, our Port Neches, Texas olefins facility was transferred from our Base Chemicals segment to our Performance Products segment. All segment information for prior periods has been reclassified to reflect this transfer.

(2)                                 Effective January 1, 2007, the results of our APAO facility are reported in our Materials and Effects segment. These results were previously reported in our Polymers segment. All segment information for prior periods has been reclassified to reflect this transfer.

(3)                                 On February 15, 2007, we entered into an agreement on the Pending U.S. Petrochemicals Disposition. See “Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals and Polymers Business.” On December 29, 2006, we completed the U.K. Petrochemicals Disposition. The operating results of our European base chemicals and polymers business have been classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals operating segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented. See “Note 3. Discontinued Operations—Sale of European Base Chemicals and Polymers Business.” On June 27, 2006, we sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment. See “Note 4. Business Dispositions and Combinations—Sale of U.S. Butadiene and MTBE Business.” The PO/MTBE operations in our Polyurethanes segment were not included in this sale.

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

	Three months ended March 31,
	2007	2006
Net Sales:
Polyurethanes	$840.0	$809.1
Materials and Effects	589.6	323.1
Performance Products	551.9	509.9
Pigments	270.2	258.8
Polymers	411.3	423.5
Base Chemicals	132.6	447.3
Eliminations	(148.3)	(115.0)
Total	$2,647.3	$2,656.7

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$118.3	$159.2
Materials and Effects	57.1	34.9
Performance Products	72.1	50.9
Pigments	23.5	33.3
Polymers	10.8	35.2
Base Chemicals	(0.5)	14.8
Corporate and other(2)	(39.3)	(47.1)
Total	242.0	281.2

Interest expense, net	(73.8)	(86.8)
Income tax expense - continuing operations	(13.0)	(15.5)
Income tax benefit - discontinued operations	0.6	7.1
Depreciation and amortization	(109.2)	(117.0)
Net income	$46.6	$69.0

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$118.3	$159.2
Materials and Effects	57.1	34.9
Performance Products	72.1	50.9
Pigments	23.5	33.3
Polymers	10.8	35.2
Base Chemicals	(0.5)	14.8
Corporate and other(2)	(43.9)	(49.1)
Total	237.4	279.2

Interest expense, net	(74.2)	(88.0)
Income tax expense - continuing operations	(24.2)	(20.8)
Income tax benefit - discontinued operations	0.6	7.1
Depreciation and amortization	(103.5)	(110.2)
Net income	$36.1	$67.3

(1)                                 Segment EBITDA is defined as net income before interest, income tax and depreciation and amortization.

(2)                                 EBITDA from corporate and other items includes unallocated corporate overhead, loss on early extinguishment of debt, loss on A/R Securitization Program, unallocated foreign exchange gains or losses, other non-operating income (expense), and extraordinary gain on the acquisition of a business.

20.                              CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

The following condensed consolidating financial information (unaudited) of Huntsman International LLC present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International’s debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. There are no contractual restrictions limiting transfers of cash from Huntsman International’s guarantors to Huntsman International. Each Huntsman International’s guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International’s debt on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF MARCH 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$1.8	$1.0	$140.7	$—	$143.5
Accounts and notes receivables, net	49.9	277.9	1,057.3	—	1,385.1
Accounts receivable from affiliates	680.5	3,139.7	427.8	(4,218.9)	29.1
Inventories, net	155.5	404.3	1,026.5	(4.5)	1,581.8
Prepaid expenses	4.3	32.7	20.6	(14.0)	43.6
Deferred income taxes	4.8	65.8	3.3	(5.0)	68.9
Other current assets	5.7	2.6	147.9	0.2	156.4
Total current assets	902.5	3,924.0	2,824.1	(4,242.2)	3,408.4

Property, plant and equipment, net	527.8	1,341.9	2,010.1	2.9	3,882.7
Investment in unconsolidated affiliates	3,079.1	1,286.7	105.5	(4,258.6)	212.7
Intangible assets, net	139.8	(8.5)	59.7	—	191.0
Goodwill	—	86.9	8.9	(4.1)	91.7
Deferred income taxes	20.8	2.7	183.1	—	206.6
Notes receivables from affiliates	4,028.5	1,578.6	—	(5,607.1)	—
Other noncurrent assets	63.6	134.3	204.2	—	402.1

Total assets	$8,762.1	$8,346.6	$5,395.6	$(14,109.1)	$8,395.2

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$77.8	$299.6	$727.1	$—	$1,104.5
Accounts payable to affiliates	3,335.7	292.3	608.5	(4,218.8)	17.7
Accrued liabilities	75.2	279.2	465.4	(14.0)	805.8
Deferred income tax	2.9	—	5.2	—	8.1
Current portion of long-term debt	143.9	0.5	32.0	—	176.4
Total current liabilities	3,635.5	871.6	1,838.2	(4,232.8)	2,112.5

Long-term debt	3,354.5	2.4	159.1	—	3,516.0
Long-term debt-affiliates	27.7	3,991.7	1,587.7	(5,607.1)	—
Deferred income taxes	2.9	75.6	101.3	(4.9)	174.9
Other noncurrent liabilities	143.8	198.9	622.3	(1.2)	963.8
Total liabilities	7,164.4	5,140.2	4,308.6	(9,846.0)	6,767.2

Minority interests in common stock of consolidated subsidiaries	—	122.6	23.9	(116.2)	30.3
Members’ equity:
Members’ equity	2,817.0	2,147.7	1,338.1	(3,485.8)	2,817.0
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
Accumulated deficit	(1,114.0)	731.4	(25.7)	(705.7)	(1,114.0)
Accumulated other comprehensive (loss) income	(105.3)	131.3	(250.7)	119.4	(105.3)
Total members’ equity	1,597.7	3,083.8	1,063.1	(4,146.9)	1,597.7

Total liabilities and members’ equity	$8,762.1	$8,346.6	$5,395.6	$(14,109.1)	$8,395.2

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF DECEMBER 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$—	$227.9	$—	$246.0
Accounts and notes receivables, net	35.3	216.0	992.0	—	1,243.3
Accounts receivable from affiliates	605.2	2,766.0	445.0	(3,796.7)	19.5
Inventories, net	157.9	424.9	942.3	(5.0)	1,520.1
Prepaid expenses	8.0	58.6	16.9	(27.8)	55.7
Deferred income taxes	4.7	66.5	4.5	(5.0)	70.7
Other current assets	6.4	4.6	150.6	—	161.6
Total current assets	835.6	3,536.6	2,779.2	(3,834.5)	3,316.9

Property, plant and equipment, net	536.0	1,298.0	1,992.5	3.0	3,829.5
Investment in unconsolidated affiliates	3,094.4	1,250.6	92.9	(4,236.9)	201.0
Intangible assets, net	145.9	(8.0)	54.7	—	192.6
Goodwill	—	86.9	7.4	(4.1)	90.2
Deferred income taxes	2.0	2.0	184.7	—	188.7
Notes receivables from affiliates	3,572.2	1,539.9	—	(5,112.1)	—
Other noncurrent assets	63.4	124.9	188.3	—	376.6

Total assets	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$73.3	$281.3	$651.6	$—	$1,006.2
Accounts payable to affiliates	2,924.7	245.1	643.7	(3,796.8)	16.7
Accrued liabilities	98.5	264.2	506.8	(27.8)	841.7
Deferred income tax	—	—	9.4	—	9.4
Current portion of long-term debt	111.8	0.5	75.6	—	187.9
Total current liabilities	3,208.3	791.1	1,887.1	(3,824.6)	2,061.9

Long-term debt	3,356.6	2.5	98.3	—	3,457.4
Long-term debt-affiliates	27.7	3,536.7	1,547.7	(5,112.1)	—
Deferred income taxes	4.8	67.1	94.6	(4.9)	161.6
Other noncurrent liabilities	119.0	197.4	635.7	—	952.1
Total liabilities	6,716.4	4,594.8	4,263.4	(8,941.6)	6,633.0

Minority interest in consolidated subsidiaries	—	118.5	23.4	(112.5)	29.4
Members’ equity:
Members’ equity	2,811.8	2,228.7	1,314.0	(3,542.7)	2,811.8
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
Accumulated deficit	(1,150.4)	711.6	(33.1)	(678.5)	(1,150.4)
Accumulated other comprehensive (loss) income	(128.3)	103.9	(269.4)	165.5	(128.3)
Total members’ equity	1,533.1	3,117.6	1,012.9	(4,130.5)	1,533.1

Total liabilities and members’ equity	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$359.8	$836.1	$1,433.4	$—	$2,629.3
Related party sales	124.0	79.2	252.0	(437.2)	18.0
Total revenues	483.8	915.3	1,685.4	(437.2)	2,647.3

Cost of goods sold	390.4	815.5	1,470.0	(437.4)	2,238.5

Gross Profit	93.4	99.8	215.4	0.2	408.8
Selling, general and administrative	51.6	30.1	137.5	(0.2)	219.0
Research and development	9.7	8.3	15.3	—	33.3
Other operating expense (income)	5.1	(3.6)	4.4	—	5.9
Restructuring, impairment and plant closing costs	—	—	12.2	—	12.2

Operating income	27.0	65.0	46.0	0.4	138.4
Interest expense, net	(0.4)	(41.7)	(32.1)	—	(74.2)
Gain (loss) on accounts receivable securitization program	0.8	(3.4)	(2.8)	—	(5.4)
Equity in income of investment in affiliates and subsidiaries	18.3	14.1	2.1	(32.3)	2.2
Loss on early extinguishment of debt	(1.8)	—	—	—	(1.8)
Other income	—	—	0.5	—	0.5
Income from continuing operations before income taxes and minority interest	43.9	34.0	13.7	(31.9)	59.7
Income tax expense	(1.9)	(10.5)	(11.8)	—	(24.2)
Minority interest in subsidiaries’ income	—	(4.0)	(0.4)	4.0	(0.4)
Income from continuing operations	42.0	19.5	1.5	(27.9)	35.1
Loss from discontinued operations, net of tax	(1.3)	—	(0.1)	—	(1.4)
Extraordinary gain on the acquisition of a business, net of tax of nil	(4.6)	—	7.0	—	2.4
Net income	$36.1	$19.5	$8.4	$(27.9)	$36.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$347.0	$1,229.5	$1,065.4	$—	$2,641.9
Related party sales	59.1	80.6	225.3	(350.2)	14.8
Total revenues	406.1	1,310.1	1,290.7	(350.2)	2,656.7

Cost of goods sold	323.2	1,162.9	1,121.2	(348.4)	2,258.9

Gross Profit	82.9	147.2	169.5	(1.8)	397.8
Selling, general and administrative	60.6	25.9	80.5	(0.2)	166.8
Research and development	11.4	6.7	9.2	—	27.3
Other operating expense (income)	8.6	(8.9)	0.8	—	0.5
Restructuring, impairment and plant closing costs	(0.1)	0.9	6.9	—	7.7

Operating income	2.4	122.6	72.1	(1.6)	195.5
Interest expense, net	(49.2)	(3.3)	(35.5)	—	(88.0)
Gain (loss) on accounts receivable securitization program	2.1	(0.7)	(3.7)	—	(2.3)
Equity in income of investment in affiliates and subsidiaries	113.6	10.6	0.7	(124.2)	0.7
Other expense	—	—	(0.3)	—	(0.3)
Income from continuing operations before income taxes and minority interest	68.9	129.2	33.3	(125.8)	105.6
Income tax expense	(1.1)	(8.1)	(11.6)	—	(20.8)
Minority interest in subsidiaries’ income	—	(10.1)	(0.3)	10.0	(0.4)
Income from continuing operations	67.8	111.0	21.4	(115.8)	84.4
Loss from discontinued operations, net of tax	(0.5)	—	(16.6)	—	(17.1)
Net income	$67.3	$111.0	$4.8	$(115.8)	$67.3

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided (used in) by operating activities	$297.8	$(230.7)	$(100.4)	$—	$(33.3)

Investing activities:
Capital expenditures	(6.2)	(43.9)	(55.1)	—	(105.2)
Proceeds from the sale of assets	—	—	15.8	—	15.8
Investment in affiliates, net	59.7	1.0	(14.0)	(59.7)	(13.0)
Other, net	—	—	(0.4)	—	(0.4)
Net cash provided by (used in) investing activities	53.5	(42.9)	(53.7)	(59.7)	(102.8)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	109.0	—	(15.3)	—	93.7
Net borrowings on overdraft facilities	—	—	12.3	—	12.3
Repayment of long-term debt	(225.2)	(0.1)	(0.6)	—	(225.9)
Proceeds from long-term debt	152.8	—	16.2	—	169.0
Intercompany (repayments) borrowings	(384.7)	358.9	25.8	—	—
Repayments on note payable	(18.3)	—	(0.1)	—	(18.4)
Proceeds from notes payable	—	—	2.3	—	2.3
Call premiums related to early extinguishment of debt	(1.2)	—	—	—	(1.2)
Debt issuance cost paid	(1.7)	—	—	—	(1.7)
(Distribution to) contribution from parent, net	—	(84.2)	24.5	59.7	—
Other	(0.1)	—	—	—	(0.1)
Net cash (used in) provided by financing activities	(369.4)	274.6	65.1	59.7	30.0

Effect of exchange rate changes on cash	1.8	—	1.8	—	3.6

(Decrease) increase in cash and cash equivalents	(16.3)	1.0	(87.2)	—	(102.5)
Cash and cash equivalents at beginning of period	18.1	—	227.9	—	246.0
Cash and cash equivalents at end of period	$1.8	$1.0	$140.7	$—	$143.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(95.0)	$72.7	$98.2	$—	$75.9

Investing activities:
Capital expenditures	(6.7)	(13.0)	(84.4)	—	(104.1)
Proceeds from sale of assets	—	0.6	7.9	—	8.5
Investment in affiliates, net	29.1	(2.7)	(14.4)	(29.1)	(17.1)
Net cash provided by (used in) investing activities	22.4	(15.1)	(90.9)	(29.1)	(112.7)

Financing activities:
Net borrowings under revolving loan facilities	34.0	—	—	—	34.0
Net borrowings on overdraft facilities	—	—	8.1	—	8.1
Repayment of long-term debt	(0.1)	(0.2)	(0.5)	—	(0.8)
Proceeds from long-term debt	—	—	2.5	—	2.5
Intercompany borrowings (repayments)	47.2	(52.2)	(24.1)	29.1	—
Net (repayments) borrowings on note payable	(9.8)	(0.4)	(0.2)	—	(10.4)
Contribution from parent	—	—	6.2	—	6.2
Other, net	—	(0.2)	2.2	—	2.0
Net cash provided by (used in) financing activities	71.3	(53.0)	(5.8)	29.1	41.6

Effect of exchange rate changes on cash	(0.6)	(0.8)	0.7	—	(0.7)

(Decrease) increase in cash and cash equivalents	(1.9)	3.8	2.2	—	4.1
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5
Cash and cash equivalents at end of period	$8.1	$11.7	$116.8	$—	$136.6

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

Overview

Business

We are among the world’s largest global manufacturers of differentiated chemical products; we also manufacture inorganic and commodity chemical products. Our products comprise a broad range of chemicals and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI products, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our businesses benefit from vertical integration, large production scale in certain products and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the three months ended March 31, 2007 and 2006 of $2,647.3 million and $2,656.7 million, respectively.

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

Growth in our Polyurethanes and Materials and Effects segments has been driven by the continued substitution of other materials by our products across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, particularly in Asia, has recently resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI.

In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Overall demand for most of our performance intermediates has generally been stable or improving, except for ethylene glycol where industry operating rates and profitability have declined since 2005 due to additional capacity coming on stream. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is heavily influenced by construction end markets, maleic anhydride demand can be cyclical.

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

The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent capacity additions in our markets. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the profitability of our Polymers and Base Chemicals segments. In addition, the profitability of our Base Chemicals segment was negatively impacted in 2006 and will be negatively impacted in 2007 by the fire at our Port Arthur, Texas manufacturing plant. During 2006, we sold our U.S. butadiene and MTBE business and our European base chemicals and polymers business. On February 15, 2007, we announced the pending sale of our U.S. base chemicals and polymers business. For more information, see “Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals and Polymers Business” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Outlook

We remain optimistic about general global economic conditions in 2007.  We expect that our results in the second quarter of 2007 will modestly improve over those recorded in the first quarter of 2007, due primarily to the seasonal patterns we typically experience.  Furthermore, if the positive trends we are currently experiencing in many of our businesses continue, we expect that our results in the second half of 2007 will be stronger than the first half of 2007.

We remain committed to our strategy to specialize our portfolio, while at the same time capitalizing on global growth opportunities.  While we see weakness in the U.S. housing and automotive markets, we anticipate strong growth in Asia and Europe.

Recent Developments

Amendment of Senior Credit Facilities

On April 19, 2007, we entered into an Amendment to our Senior Credit Facilities. Subject in some cases to certain conditions, the Amendment provides for improved applicable interest rates, extends the maturity of the Dollar Term Loan to April 2014, increases the restricted payments basket for certain types of payments, eliminates certain financial covenants and increases our capacity for additional term loan borrowings. In addition, pursuant to the Amendment, we repaid our Euro Term Loan in full. For more information, see “—Liquidity and Capital Resources—Debt and Liquidity” below.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three months ended March 31, 2007 and 2006 (dollars in millions):

Huntsman Corporation

	Three months ended March 31,
	2007	2006	Percent Change
	(in millions)

Total revenues	$2,647.3	$2,656.7	—
Cost of goods sold	2,240.0	2,262.9	(1)%

Gross profit	407.3	393.8	3%

Operating expenses	258.2	195.4	32%
Restructuring, impairment and plant closing costs	12.2	7.7	58%
Operating income	136.9	190.7	(28)%

Interest expense, net	(73.8)	(86.8)	(15)%
Loss on sale of accounts receivable	(5.4)	(2.3)	135%
Equity in income of investment of unconsolidated affiliates	2.2	0.7	214%
Loss on early extinguishment of debt	(1.4)	—	NM
Other expense	0.5	(0.3)	NM
Income from continuing operations before income taxes and minority interest	59.0	102.0	(42)%
Income tax expense	(13.0)	(15.5)	(16)%
Minority interests in subsidiaries’ income	(0.4)	(0.4)	—
Income from continuing operations	45.6	86.1	(47)%

Loss from discontinued operations, net of tax	(1.4)	(17.1)	(92)%
Extraordinary gain on the acquisition of a business, net of tax of nil	2.4	—	NM
Net income	46.6	69.0	(32)%

Interest expense, net	73.8	86.8	(15)%
Income tax expense from continuing operations	13.0	15.5	(16)%
Income tax benefit from discontinued operations	(0.6)	(7.1)	(92)%
Depreciation and amortization	109.2	117.0	(7)%
EBITDA(1)	$242.0	$281.2	(14)%

Net cash (used in) provided by operating activities	$(30.8)	$80.3	NM
Net cash used in investing activites	(99.2)	(109.1)	(9)%
Net cash provided by financing activities	6.7	37.0	(82)%

NM—Not Meaningful

Huntsman International

	Three months ended March 31,
	2007	2006	Percent Change
	(in millions)

Total revenues	$2,647.3	$2,656.7	—
Cost of goods sold	2,238.5	2,258.9	(1)%

Gross profit	408.8	397.8	3%

Operating expenses	258.2	194.6	33%
Restructuring, impairment and plant closing costs	12.2	7.7	58%
Operating income	138.4	195.5	(29)%

Interest expense, net	(74.2)	(88.0)	(16)%
Loss on sale of accounts receivable	(5.4)	(2.3)	135%
Equity in income of investment of unconsolidated affiliates	2.2	0.7	214%
Loss on early extinguishment of debt	(1.8)	—	NM
Other expense	0.5	(0.3)	NM
Income from continuing operations before income taxes and minority interest	59.7	105.6	(43)%
Income tax benefit	(24.2)	(20.8)	16%
Minority interests in subsidiaries’ income	(0.4)	(0.4)	—
Income from continuing operations	35.1	84.4	(58)%

Loss from discontinued operations, net of tax	(1.4)	(17.1)	(92)%
Extraordinary gain on the acquisition of a business, net of tax of nil	2.4	—	NM
Net income	36.1	67.3	(46)%

Interest expense, net	74.2	88.0	(16)%
Income tax expense from continuing operations	24.2	20.8	16%
Income tax benefit from discontinued operations	(0.6)	(7.1)	(92)%
Depreciation and amortization	103.5	110.2	(6)%
EBITDA(1)	$237.4	$279.2	(15)%

Net cash (used in) provided by operating activities	$(33.3)	$75.9	NM
Net cash used in investing activites	(102.8)	(112.7)	(9)%
Net cash provided by financing activities	30.0	41.6	(28)%

NM—Not Meaningful

For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three months ended March 31,
	2007	2006

Loss on early extinguishment of debt	$(1.4)	$—
Loss on accounts receivable securitization program	(5.4)	(2.3)
Amounts included in discontinued operations	(0.4)	(8.9)
Loss on sale of businesses/assets, net	(1.1)	—
Extraordinary gain on the acquisition of a business	2.4	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	2.2
Materials and Effects	(5.8)	(2.3)
Performance Products	(0.1)	(1.0)
Pigments	0.5	(2.5)
Polymers	(6.8)	(3.5)
Base Chemicals	—	(0.5)
Corporate and other	—	(0.1)
Total restructuring, impairment and plant closing costs	(12.2)	(7.7)

Total	$(18.1)	$(18.9)

Huntsman International

	Three months ended March 31,
	2007	2006

Loss on early extinguishment of debt	$(1.8)	$—
Loss on accounts receivable securitization program	(5.4)	(2.3)
Amounts included in discontinued operations	(0.4)	(8.9)
Loss on sale of businesses/assets, net	(1.1)	—
Extraordinary gain on the acquisition of a business	2.4	—

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	2.2
Materials and Effects	(5.8)	(2.3)
Performance Products	(0.1)	(1.0)
Pigments	0.5	(2.5)
Polymers	(6.8)	(3.5)
Base Chemicals	—	(0.5)
Corporate and other	—	(0.1)
Total restructuring, impairment and plant closing costs	(12.2)	(7.7)

Total	$(18.5)	$(18.9)

(1)                                 EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor’s understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared with prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company’s capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

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

For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Three months ended March 31,		Percent
	2007	2006	Change

EBITDA	$242.0	$281.2	(14)%
Depreciation and amortization	(109.2)	(117.0)	(7)%
Interest expense, net	(73.8)	(86.8)	(15)%
Income tax expense from continuing operations	(13.0)	(15.5)	(16)%
Income tax benefit from discontinued operations	0.6	7.1	(92)%
Net income	46.6	69.0	(32)%
Extraordinary gain on the acquisition of a business, net of tax	(2.4)	—	NM
Equity in income of investment in unconsolidated affiliates	(2.2)	(0.7)	214%
Depreciation and amortization	109.2	117.0	(7)%
Loss (gain) on disposal of businesses/assets	(3.2)	(0.2)	NM
Noncash restructuring, impairment and plant closing costs	5.8	2.0	190%
Loss on early extinguishment of debt	1.4	—	NM
Noncash interest	1.0	(1.7)	NM
Deferred income taxes	4.2	7.3	(42)%
Unrealized (gain) loss on foreign currency transactions	(4.8)	6.7	NM
Other, net	11.6	4.8	142%
Changes in operating assets and liabilites	(198.0)	(123.9)	60%
Net cash (used in) provided by operating activities	$(30.8)	$80.3	NM

NM—Not Meaningful

Huntsman International

	Three months ended March 31,		Percent
	2007	2006	Change

EBITDA	$237.4	$279.2	(15)%
Depreciation and amortization	(103.5)	(110.2)	(6)%
Interest expense, net	(74.2)	(88.0)	(16)%
Income tax expense from continuing operations	(24.2)	(20.8)	16%
Income tax benefit from discontinued operations	0.6	7.1	(92)%
Net income (loss)	36.1	67.3	(46)%
Extraordinary gain on the acquisition of a business, net of tax	(2.4)	—	NM
Equity in income of investment in unconsolidated affiliates	(2.2)	(0.7)	214%
Depreciation and amortization	103.5	110.2	(6)%
Loss (gain) on disposal of businesses/assets	(3.2)	(0.2)	NM
Noncash restructuring, impairment and plant closing costs	5.8	2.0	190%
Loss on early extinguishment of debt	1.8	—	NM
Noncash interest	1.1	(0.7)	NM
Deferred income taxes	15.4	12.7	21%
Unrealized (gain) loss on foreign currency transactions	(4.8)	6.7	NM
Other, net	6.9	5.0	38%
Changes in operating assets and liabilites	(191.3)	(126.4)	51%
Net cash (used in) provided by operating activities	$(33.3)	$75.9	NM

NM—Not Meaningful

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

For the three months ended March 31, 2007, we had net income of $46.6 million on revenues of $2,647.3 million, compared with net income of $69.0 million on revenues of $2,656.7 million for the 2006 period. For the three months ended March 31, 2007, Huntsman International had net income of $36.1 million on revenues of $2,647.3 million, compared with net income of $67.3 million on revenues of $2,656.7 million for the 2006 period. The decrease of $22.4 million in our net income and the decrease of $31.2 million in Huntsman International’s net income were the result of the following items:

•                  Revenues for the three months ended March 31, 2007 decreased by $9.4 million as compared with the 2006 period due principally to lower sales volumes in our Base Chemicals segment. This was partially offset by higher sales volumes in our Materials and Effects, Performance Products, Polyurethanes, Polymers, and Pigments segments, and higher average selling prices in our Materials and Effects, Pigments and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•                  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2007 increased by $13.5 million and $11.0 million, or 3% and 3%, respectively, as compared with the 2006 period. This increase in gross profit was primarily due to increases in our Materials and Effects segment, mainly as a result of the Textiles Effects Acquisition on June 30, 2006, and increases in our Performance Products segment. These increases were partially offset by decreases in gross profit in our Polyurethanes, Polymers, Pigments, and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•                  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2007 increased by $62.8 million and $63.6 million, respectively, as compared with the 2006 period. The increase was primarily due to the Textile Effects Acquisition on June 30, 2006, and certain costs related to the pending U.S. Petrochemicals Disposition partially offset by a reduction in operating expenses as a result of the sale of our U.S. butadiene and MTBE business on June 27, 2006.

•                  Restructuring, impairment and plant closing costs for the three months ended March 31, 2007 increased to $12.2 million from $7.7 million in the 2006 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  Our net interest expense and the net interest expense of Huntsman International for the three months ended March 31, 2007 decreased by $13.0 million and $13.8 million, or 15% and 16%, respectively, as compared with the 2006 period. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt and from lower average interest rates.

•                  Our income tax expense decreased by $2.5 million to an expense of $13.0 million for the three months ended March 31, 2007 as compared with an expense of $15.5 million for the same period in 2006. Huntsman International’s income tax expense increased by $3.4 million to an expense of $24.2 million for the three months ended March 31, 2007 as compared with an expense of $20.8 million for the same period in 2006. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense decreased largely due to decreased pre tax income. Huntsman International’s tax expense increased while pre-tax income decreased largely due to income in jurisdictions where we are projected to no longer have a valuation allowance, net increases in operating losses in jurisdictions which do not record a tax benefit and net increases in operating income in jurisdictions which record a tax expense.

•                  Loss from discontinued operations decreased by $15.7 million for the three months ended March 31, 2007 as compared with the same period in 2006. The loss from discontinued operations represents the operating results and loss on disposal of our European base chemicals and polymers business and our

TDI business. For more information, see “Note 3. Discontinued Operations” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  On June 30, 2006 we completed the Textile Effects Acquisition. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the values of all long-lived assets were reduced to zero and we recorded an extraordinary gain on the acquisition of this business in 2006. During the three months ended March 31, 2007, we adjusted the preliminary purchase price allocation and recorded an extraordinary gain on the acquisition of $2.4 million. For more information, see “Note 4. Business Dispositions and Combinations—Textile Effects Acquisition” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended March 31,		Percent
	2007	2006	Change
Revenues
Polyurethanes	$840.0	$809.1	4%
Materials and Effects	589.6	323.1	82%
Performance Products	551.9	509.9	8%
Pigments	270.2	258.8	4%
Polymers	411.3	423.5	(3)%
Base Chemicals	132.6	447.3	(70)%
Eliminations	(148.3)	(115.0)	29%
Total	$2,647.3	$2,656.7	—

Huntsman Corporation

Segment EBITDA
Polyurethanes	$118.3	$159.2	(26)%
Materials and Effects	57.1	34.9	64%
Performance Products	72.1	50.9	42%
Pigments	23.5	33.3	(29)%
Polymers	10.8	35.2	(69)%
Base Chemicals	(0.5)	14.8	NM
Corporate and other	(39.3)	(47.1)	(17)%
Total	$242.0	$281.2	(14)%

Huntsman International

Segment EBITDA
Polyurethanes	$118.3	$159.2	(26)%
Materials and Effects	57.1	34.9	64%
Performance Products	72.1	50.9	42%
Pigments	23.5	33.3	(29)%
Polymers	10.8	35.2	(69)%
Base Chemicals	(0.5)	14.8	NM
Corporate and other	(43.9)	(49.1)	(11)%
Total	$237.4	$279.2	(15)%

NM—Not Meaningful

Polyurethanes

For the three months ended March 31, 2007, Polyurethanes segment revenues increased by $30.9 million, or 4%, as compared with the 2006 period. This increase was primarily a result of higher overall sales volumes. The overall sales volume increase was due to a 5% increase in MDI sales volumes, partially offset by reduced MTBE sales volumes. The increase in MDI sales volumes was driven by strong demand in insulation-related applications, primarily in Europe and Asia where mild weather and the continued drive for improved insulation both contributed to increased sales. Average MDI selling prices in the three months ended March 31, 2007 increased by 2% as compared with the same period in 2006 primarily due to the strength of the major European currencies versus the U.S. dollar. In local currencies, average MDI selling prices were lower due to some pricing pressures and the sector mix in Asia and Europe. Average MTBE selling prices during the three months ended March 31, 2007 declined sharply as compared with the 2006 period, primarily as a result of legislation which has effectively eliminated the use of MTBE in the U. S.

For the three months ended March 31, 2007, Polyurethanes segment EBITDA decreased by $40.9 million, or 26%, as compared with the 2006 period. Segment EBITDA decreased primarily on lower MTBE margins, which decreased on lower average selling prices and increased raw material costs. Segment EBITDA was also negatively impacted by lower MDI margins which resulted from higher costs.

Materials and Effects

Materials and Effects segment revenues for the three months ended March 31, 2007 increased by $266.5 million, or 82%, as compared with the same period in 2006. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $242.7 million of revenue for the three months ended March 31, 2007, while advanced materials revenues for the same period increased by $23.8 million, or 7%, as compared with the 2006 period. The increase in advanced materials revenues resulted from a 10% increase in average selling prices, partially offset by a 2% decrease in sales volumes. Average selling prices increased due to successful price increase initiatives across most of our major markets and regions, a favorable product mix and the positive impact of currency fluctuations as the U.S. dollar weakened against the relevant European currencies.

Materials and Effects segment EBITDA was $57.1 million for the three months ended March 31, 2007, an increase of 64%, as compared with segment EBITDA of $34.9 million for the same period in 2006. Segment EBITDA increased primarily as a result of the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $13.1 million to segment EBITDA for the three months ended March 31, 2007, while segment EBITDA resulting from advanced materials operations increased by $9.1 million, or 26%, as compared with the same period in 2006 as a result of higher margins on increased sales. In addition, during the three months ended March 31, 2007 and 2006, our Materials and Effects segment recorded restructuring and plant closing charges of $5.8 million and $2.3 million, respectively. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

For the three months ended March 31, 2007, Performance Products revenues increased by $42.0 million, or 8%, as compared with the 2006 period. Sales volumes increased 10%, with 4% of the volume increase mainly due to strong sales in our performance specialties and European intermediates businesses and 6% of the volume increase due to additional ethylene by-product sales. Average selling prices decreased 2% on lower pricing in some of our intermediate products, driven by lower raw material prices, partially offset by a favorable foreign currency impact due to the weakening of the U.S. dollar against the relevant European currencies.

For the three months ended March 31, 2007, Performance Products segment EBITDA increased by $21.2 million, or 42%, as compared with the 2006 period. The increase in segment EBITDA resulted primarily from higher sales volumes and improved margins, which increased on lower raw material costs.

Pigments

For the three months ended March 31, 2007, Pigments segment revenues increased by $11.4 million, or 4%, as compared with the 2006 period. This increase resulted principally from a 3% increase in average selling prices and a 2% increase in sales volumes. Average selling prices increased primarily in Europe because of favorable foreign currency exchange impacts on selling prices as the U.S. dollar weakened against the relevant European currencies, offset by decreases in local currency selling prices in the European and North American regions. Sales volumes increased primarily due to strong customer demand in Latin America, Middle East and Africa.

Pigments segment EBITDA for the three months ended March 31, 2007 decreased by $9.8 million, or 29%, as compared with the 2006 period. Pigments segment EBITDA was lower primarily due to lower local currency selling prices noted above and lower production volumes due to unplanned downtime at our Greatham, UK facility.

Polymers

For the three months ended March 31, 2007, Polymers revenues decreased by $12.2 million, or 3%, as compared with the 2006 period, mainly due to an 8% decrease in average selling prices which resulted from lower feedstock and energy costs, offset in part by a 5% increase in sales volumes.

For the three months ended March 31, 2007, Polymers segment EBITDA decreased by $24.4 million, or 69%, as compared with the 2006 period. This decrease in Polymers segment EBITDA resulted primarily from lower margins, driven primarily by lower average selling prices. During the three months ended March 31, 2007 and 2006, our Polymers segment recorded restructuring, impairment and plant closing charges of $6.8 million and $3.5 million, respectively. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

The operating results of our European base chemicals and polymers business is classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for the three months ended March 31, 2006.

For the three months ended March 31, 2007, Base Chemicals revenues decreased by $314.7 million, or 70%, as compared with the 2006 period. This decrease was mainly due to a 71% decrease in sales volumes. The sales volume decrease was driven principally by the June 27, 2006 sale of the U.S. butadiene and MTBE business, which contributed revenues of $197.4 in the first quarter of 2006. Additionally, sales volumes of olefins decreased by 56% as compared with the same period in 2006 as a result of the fire at our Port Arthur, Texas manufacturing plant. For more information on the Port Arthur fire, see “Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

For the three months ended March 31, 2007, Base Chemicals segment EBITDA decreased by $15.3 million as compared with the 2006 period. This was primarily due to the June 27, 2006 sale of the U.S. butadiene and MTBE business, the sale of the European base chemicals and polymers business on December 29, 2006, and the decrease in the sales volumes of olefins as a result of the fire at our Port Arthur, Texas manufacturing plant. Segment EBITDA from our discontinued European base chemicals and polymers business was a loss of $1.6 million and a loss of $6.9 million for the three months ended March 31, 2007 and 2006, respectively.

Corporate and Other - Huntsman Corporation

Corporate and other items include unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss and extraordinary gain on acquisition of a business. For the three months ended March 31, 2007, EBITDA from corporate and other items improved by $7.8 million to a loss of $39.3 million from a loss of $47.1 million for the 2006 period. The improvement primarily resulted from a $2.4 million extraordinary gain related to the Textile Effects Acquisition, $2.3 million in lower unallocated pension costs and lower unallocated general and administrative costs.

Corporate and Other - Huntsman International

Corporate and other items include unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss and extraordinary gain on acquisition of a business. For the three months ended March 31, 2007, EBITDA from corporate and other items improved by $5.2 million to a loss of $43.9 million from a loss of $49.1 million for the 2006 period. The improvement primarily resulted from a $2.4 million extraordinary gain related to the Textile Effects Acquisition and lower unallocated general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of our liquidity and capital resources. Pursuant to General Instructions H(1)(a) and (b) of Form 10-Q, Huntsman International is filing this report with a reduced disclosure format.

Cash

Net cash (used in) provided by operating activities for the three months ended March 31, 2007 and 2006 was $(30.8) million and $80.3 million, respectively. The decrease in cash provided by operations was primarily attributable to a decrease in operating income and a greater increase in net working capital during the first quarter of 2007, as described in “Results of Operations” above.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $99.2 million and $109.1 million, respectively. During the three months ended March 31, 2007 and 2006, we invested $105.2 million and $104.1 million, respectively, in capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 2007 was $6.7 million as compared with $37.0 million in the 2006 period. This decrease in net cash provided by financing activities is mainly a result of a voluntary repayment in 2007 on our term loans under our Senior Credit Facilities of $75.0 million and a repayment in full of our remaining 10.125% subordinated notes due 2009 of $150.1 million with proceeds of our offering of 7.875% subordinated notes due 2014 of $151.7 million. Also, we paid dividends on our common stock of $22.1 million during the three months ended March 31, 2007. During the three months ended March 31, 2007, we increased net borrowings under our Revolving Facility by $59.7 million.

Changes in Financial Condition

The following information summarizes our working capital position as of March 31, 2007 and December 31, 2006 (dollars in millions):

	March 31, 2007	December 31, 2006	Increase (Decrease)	Percent Change

Cash and cash equivalents	$143.5	$263.2	$(119.7)	(45)%
Accounts receivable, net	1,400.8	1,257.3	143.5	11%
Inventories, net	1,581.8	1,520.1	61.7	4%
Prepaid expenses	46.2	55.7	(9.5)	(17)%
Deferred income taxes	62.9	64.6	(1.7)	(3)%
Other current assets	170.5	175.7	(5.2)	(3)%
Total current assets	3,405.7	3,336.6	69.1	2%

Accounts payable	1,116.9	1,018.2	98.7	10%
Accrued liabilities	821.6	857.6	(36.0)	(4)%
Deferred income taxes	8.1	9.4	(1.3)	(14)%
Current portion of long-term debt	178.8	187.9	(9.1)	(5)%
Total current liabilities	2,125.4	2,073.1	52.3	3%
Working capital	$1,280.3	$1,263.5	$16.8	1%

NM—Not Meaningful

Our working capital increased by $16.8 million as a result of the net impact of the following significant changes:

•                  The decrease in cash and cash equivalents of $119.7 million resulted from the matters identified in the Consolidated Statements of Cash Flows contained in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  The increase in accounts receivable, net of $143.5 million is primarily due to increased revenues during the first quarter of 2007 compared with the fourth quarter of 2006.

•                  Inventories increased $61.7 million due primarily to increases in inventory volumes in anticipation of plant turnarounds and inspections and certain textile effects plant closures.

•                  The decrease in prepaid expenses of $9.5 million was mainly attributable to the amortization of prepaid insurance.

•                  Accounts payable increased by $98.7 million primarily attributable to higher inventories.

•                  Accrued liabilities decreased by $36.0 million due primarily to lower income and other taxes payable, payroll, accrued interest and rebate accruals.

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

Transactions  Affecting our Senior Credit Facilities

As of March 31, 2007, our Senior Credit Facilities consisted of (i) a $650 million Revolving Facility, (ii) a $1,543.4 million Dollar Term Loan, and (iii) a €70.7 million ($94.2 million) Euro Term Loan. As of March 31, 2007, there were $109.0 million borrowings outstanding under our Revolving Facility, and we had $45.5 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

We have recently completed the following transactions relating to our Senior Credit Facilities:

•                  On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our term loans with available liquidity.

•                  On April 19, 2007, we entered into an Amendment to our Senior Credit Facilities. Pursuant to the Amendment, the maturity of the Dollar Term Loan was extended to April 2014 and the loan amount was increased to $1,640.0 million. We used the increased amount to repay, in full, the Euro Term Loan.

As of March 31, 2007, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The Amendment made no changes to the applicable interest rate of the Revolving Facility. However, pursuant to the Amendment, the applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in the Amendment. The Amendment contains one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. The Amendment, among other things, also increases the restricted payments basket for certain types of payments, and, subject to certain conditions, increases our capacity for additional term loan borrowings. The Amendment provides for continuing customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and it contains other customary default provisions.

Other Transactions Affecting our Debt

We have also completed the following other transactions relating to our debt:

•                  On or about February 28, 2007, we completed a direct private placement of $147.0 million in aggregate principal amount of dollar denominated 7.875% senior subordinated notes due November 15, 2014. These notes were issued at a premium of 104% of principal amount for a yield of 7.01% and were issued under the same indenture and are of the same series as an original placement of dollar denominated notes issued by us in November 2006. We used the net proceeds of $151.7 million to redeem all (approximately €114 million) of our remaining outstanding euro denominated 10.125% senior subordinated notes due 2009, which were called for redemption on March 27, 2007 at a call price of 101.688% plus accrued interest.

•                  Our Australian subsidiaries which maintain credit facilities that are non-recourse to us received commitment letters from their existing credit facility provider with respect to the renewal of the existing facilities on substantially the same terms. The commitment letters are binding, subject to customary provisions for final documentation, legal due diligence and other customary matters. Under the terms of the newly committed facilities, interest will be charged at a rate of the Australian index rate plus a margin of 2.4%, and the maturity will be extended for three years to approximately May 2010. The aggregate outstanding balance as of March 31, 2007 under the Australian facilities is A$59.3 million ($47.9 million, of which $3.6 million is classified as current portion of long term debt).

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2007, we had $674.2 million of combined cash and combined unused borrowing capacity, consisting of $143.5 million in cash, $495.5 million in availability under our Revolving Facility, $2.6 million attributable to our European overdraft facility and $32.6 million in availability under our A/R Securitization Program. Our liquidity decreased during the first quarter by $213.5 million from $887.7 as of December 31, 2006 to $674.2 as of March 31, 2007. This decrease was primarily attributed to a net increase in certain working capital components, including an increase of $61.7 million in inventories, of $143.5 million in receivables, partially offset by an increase of $62.7 million in accounts payable and accrued liabilities. For more information, see “—Changes in Financial Condition” above. In addition, during the first quarter, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our Term from available liquidity.

We anticipate that, going forward, our liquidity will be impacted as follows:

•                    As a result of the U.K. Petrochemicals Disposition, availability under the A/R Securitization Program is being negatively impacted during certain periods of the year when our receivables are seasonally low, such as near year-end and late summer. We anticipate this impact to be approximately $60 million during such periods; for example, at December 31, 2006, our capacity under the A/R Securitization Program was limited to approximately $446 million, however as of March our capacity has increased to $489.3 million and will likely continue to increase into the early summer. As a result of the pending U.S. Petrochemicals Disposition discussed in more detail below, we anticipate that our capacity under the A/R Securitization Program will further decrease by approximately $100 million to $150 million.

•                    In connection with the U.K. Petrochemicals Disposition, we agreed to make payments to SABIC of approximately $35 million (£18 million) related to the transfer of pension plan assets and liabilities. We accrued this liability in connection with the sale transaction and expect to fund the obligation in the second quarter of 2007. The final sales price of the U.K. Petrochemicals Disposition is also subject to adjustments relating to working capital and investment in the LDPE plant currently under construction in Wilton U.K. We have provided an adequate provision relating to these adjustments and expect to resolve the working capital adjustments in the second quarter of 2007.

•                    As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have received and anticipate receiving additional settlements of insurance claims, as well as incurring significant expenditures to rebuild the facility. See “Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                    In connection with the sale of our U.S. butadiene and MTBE business, $70 million of the purchase price will be payable to us after the restart of our Port Arthur, Texas facility that was damaged by fire and the related resumption of crude butadiene supply, provided that we achieve certain intermediate steps toward restarting the facility within 30 months of the sale. See “Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                    In April 2007, we finalized the working capital settlement related to the Textile Effects Acquisition. As of March 31, 2007, we had recorded a receivable for the working capital settlement of $26.9 million related to the Textile Effects Acquisition. We expect the working capital settlement amounts to be collected during second quarter of 2007.

•                    Under the agreement with respect to the Pending U.S. Petrochemicals Dispositions, Flint Hills Resources will acquire our U.S. base chemicals and polymers manufacturing assets for approximately $456 million in cash, plus the value of inventory on the date of closing (approximately $248 million at March 31, 2007). We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities which will be liquidated for cash in the ordinary course of business following the closing. Subject to customary regulatory approvals and other closing conditions, the transaction is expected to close by the fourth quarter of 2007, following the restart of our Port Arthur, Texas olefins manufacturing facility. For more information, see “Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. We expect to use the net proceeds from this transaction to repay secured debt and to replenish liquidity for the expected reduction in our A/R Securitization Program capacity as noted above.

•                    In the event that the Port Arthur, Texas olefins manufacturing facility is not operating at a specified performance level by August 15, 2007, Flint Hills Resources has the option to close on its purchase of the U.S. polymers business separate from the purchase of the U.S. base chemicals business. See “Note  4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals and Polymers Business” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. If Flint Hills Resources exercises the Polymers Purchase Option, the U.S. polymers business purchase price will be $150 million, plus the value of associated inventory, and we will amend the asset purchase agreement to facilitate the separate closing of the U.S. base chemicals business for the remaining $306 million of sales price, plus the value of associated inventory. We currently expect that the Port Arthur, Texas olefins manufacturing facility may not achieve the specified performance level by August 15, 2007.

We believe our current liquidity, together with funds generated by our businesses, is sufficient to meet the short-term and long-term needs of our businesses, including funding operations, making capital expenditures and servicing our debt obligations in the ordinary course.

Capital Expenditures

We incurred capital expenditures of $131.1 million for the three months ended March 31, 2007, of which $105.2 million was paid in cash and $25.9 million was included in accounts payable at the period end. During the three months ended March 31, 2006, we incurred capital expenditures of $104.1 million. The increase in capital expenditures was primarily attributable to the rebuild of our olefins manufacturing facility in Port Arthur, Texas of approximate $44 million during the first quarter 2007.

Excluding capital expenditures relating to the fire damage at our Port Arthur, Texas facility, we expect to spend approximately $550 million on capital projects in 2007. We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We currently estimate that we will incur approximately $100 million of total capital expenditures related to the rebuild of our Port Arthur, Texas facility during 2007, of which approximately $44 million has been spent in the first quarter 2007. In addition, we currently estimate that total repair and maintenance expenses and start up costs associated with the fire damage will be approximately $65 million during 2007, of which approximately $12 million has been spent during the first quarter 2007.

Off-Balance Sheet Arrangements

Receivables Securitization

For a discussion of our A/R Securitization Program, see “Note 9. Securitization of Accounts Receivable” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Financing of Chinese MDI Facilities

On September 19, 2003, our unconsolidated Chinese joint venture, SLIC, obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of March 31, 2007, there were $87.7 million and RMB 1,095 million ($141.8 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, beginning on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006.

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

Critical Accounting Policies

There have been no changes in the first quarter of 2007 with respect to our critical accounting policies as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

In conjunction with our first quarter 2007 redemption of the remaining 10.125% euro denominated subordinated notes due 2009 discussed in “Note 7. Debt” to our condensed consolidated financial statements (unaudited) included elsewhere in this report, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on March 27, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes.

In conjunction with the Amendment as discussed in “Note 7. Debt” to our condensed consolidated financial statements (unaudited) included elsewhere in this report, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on April 19, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2007, we have designated approximately €421 million of debt as a net investment hedge. As of March 31, 2007, we had approximately €1,097 million in net euro assets.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As we have previously reported, as of December 31, 2006, we had a material weakness in the financial reporting process related to the accounting for a complex, non-routine transaction. In response, we made the following changes to our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

•                  We reorganized our accounting department to ensure that accounting management with appropriate technical expertise, skills and knowledge with respect to complex, non-routine transactions are directly involved in the review and accounting evaluation of such transactions and that such personnel are directly involved in determining how such transactions are accounted for in our financial statements;

•                  Our internal audit department now reviews the accounting of all material, complex and non-routine transactions; and

•                  We have taken steps to properly document and evidence the reviews performed by management and our internal audit department.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Enforcement Proceedings

On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS laws. Based on currently available information and our past experience, we do not believe that the resolution of any pending or threatened environmental enforcement proceedings will have a material impact on our financial condition, results of operations or cash flows.

During the first quarter of 2006, we disclosed to the TCEQ that our Conroe, Texas facility has been out of compliance with HAP regulations. On August 25, 2006, the TCEQ issued a Notice of Enforcement and on October 20, 2006 issued a proposed penalty of approximately $0.1 million. Subsequently, because of mitigating factors, we reached an agreement with TCEQ staff to settle the case for considerably less than $0.1 million. The settlement agreement is awaiting approval of the TCEQ.

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we are required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs and pay $0.4 million in attorneys’ fees to the Texas Attorney General. As of March 31, 2007, we have paid $5.5 million toward the penalty and $0.4 million for attorneys’ fees. The monitoring projects are underway and on schedule. We do not anticipate that this settlement will have a material adverse effect on our financial condition, results of operations or cash flows.

On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See “Note 16. Casualty Losses and Insurance Recoveries—Port Arthur, Texas, Plant Fire.” There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a pipeline which had been weakened by undetected external corrosion. The TCEQ has proposed, and we have accepted, a penalty of approximately $0.1 million for alleged excessive environmental releases occurring as a consequence of the fire. The settlement is awaiting approval of the TCEQ.

Other Legal Proceedings

For a discussion of other legal proceedings, see “Note 13. Commitments and Contingencies—Legal Matters” and “Note 14. Environmental, Health and Safety Matters—Remediation Liabilities” to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and as follows:

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

Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. We were recently named for the first time as a defendant in eight of those lawsuits. The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

ITEM 6. EXHIBITS

2.1

Asset Purchase Agreement dated February 15, 2007 among Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LLC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on February 20, 2007)

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

Dated: May 7, 2007

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

By:	/s/ L. RUSSELL HEALY
L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

2.1

Asset Purchase Agreement dated February 15, 2007 among Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LLC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on February 20, 2007)

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