Form 10-Q
period 2007-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2007-08-09
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On August 3, 2007, 222,005,083 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 TABLE OF CONTENTS
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$167.5	$263.2
Accounts and notes receivables (net of allowance for doubtful accounts of $43.6 and $39.0, respectively)	1,439.3	1,243.2
Accounts receivable from affiliates	17.5	14.1
Inventories, net	1,348.0	1,520.1
Prepaid expenses	31.0	55.7
Deferred income taxes	68.0	64.6
Other current assets	128.2	175.7
Current assets held for sale	175.8	—
Total current assets	3,375.3	3,336.6

Property, plant and equipment, net	3,825.1	4,059.4
Investment in unconsolidated affiliates	215.9	201.0
Intangible assets, net	175.6	187.6
Goodwill	92.4	90.2
Deferred income taxes	245.2	190.4
Other noncurrent assets	398.5	379.7
Noncurrent assets held for sale	187.2	—
Total assets	$8,515.2	$8,444.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,083.9	$1,006.2
Accounts payable to affiliates	12.5	12.0
Accrued liabilities	802.9	857.6
Deferred income taxes	19.3	9.4
Current portion of long-term debt	258.8	187.9
Current liabilities held for sale	10.1	—
Total current liabilities	2,187.5	2,073.1

Long-term debt	3,524.6	3,457.4
Deferred income taxes	101.6	192.6
Other noncurrent liabilities	942.9	955.8
Noncurrent liabilities held for sale	4.7	—
Total liabilities	6,761.3	6,678.9

Minority interests in common stock of consolidated subsidiaries	23.9	29.4

Commitments and contingencies (Notes 14 and 15)

Stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 222,003,528 and 221,549,461 issued and 221,025,680 and 220,652,429 outstanding in 2007 and 2006, respectively	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,823.9	2,798.4
Unearned stock-based compensation	(16.6)	(12.5)
Accumulated deficit	(1,348.5)	(1,277.6)
Accumulated other comprehensive loss	(18.5)	(61.4)
Total stockholders’ equity	1,730.0	1,736.6
Total liabilities and stockholders’ equity	$8,515.2	$8,444.9

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Trade sales, services and fees	$2,499.3	$2,360.2	$4,768.2	$4,637.7
Related party sales	18.3	28.8	36.3	50.3
Total revenues	2,517.6	2,389.0	4,804.5	4,688.0
Cost of goods sold	2,137.9	1,993.6	4,032.8	3,934.7

Gross profit	379.7	395.4	771.7	753.3

Operating expenses:
Selling, general and administrative	220.1	171.7	429.6	332.5
Research and development	36.2	26.1	69.5	53.3
Other operating expense (income)	1.4	(95.0)	5.3	(94.3)
Restructuring, impairment and plant closing costs	13.2	8.8	24.4	17.1
Total expenses	270.9	111.6	528.8	308.6
Operating income	108.8	283.8	242.9	444.7

Interest expense, net	(70.0)	(94.6)	(143.8)	(181.4)
Loss on accounts receivable securitization program	(4.7)	(3.6)	(9.0)	(5.9)
Equity in income of investment in unconsolidated affiliates	5.1	1.4	7.3	2.1
Other (expense) income	(1.3)	0.6	(2.1)	0.1

Income from continuing operations before income taxes and minority interest	37.9	187.6	95.3	259.6
Income tax benefit (expense)	8.0	(17.4)	(4.4)	(32.3)
Minority interest in subsidiaries’ loss (income)	11.1	(0.3)	10.7	(0.7)
Income from continuing operations	57.0	169.9	101.6	226.6
(Loss) income from discontinued operations, net of tax	(119.0)	42.5	(119.4)	54.8
(Loss) income before extraordinary (loss) gain	(62.0)	212.4	(17.8)	281.4
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(8.9)	50.5	(6.5)	50.5
Net (loss) income	$(70.9)	$262.9	$(24.3)	$331.9

Net (loss) income	$(70.9)	$262.9	$(24.3)	$331.9
Other comprehensive income	22.7	49.3	42.9	80.3
Comprehensive (loss) income	$(48.2)	$312.2	$18.6	$412.2

Basic income (loss) per share:
Income from continuing operations	$0.26	$0.77	$0.46	$1.03
(Loss) income from discontinued operations, net of tax	(0.54)	0.19	(0.54)	0.25
Extraordinary (loss) gain on the acquisition of a business, net of tax	(0.04)	0.23	(0.03)	0.22
Net (loss) income	$(0.32)	$1.19	$(0.11)	$1.50
Weighted average shares	220.9	220.6	220.9	220.6

Diluted income (loss) per share:
Income from continuing operations	$0.24	$0.73	$0.44	$0.97
(Loss) income from discontinued operations, net of tax	(0.50)	0.18	(0.51)	0.24
Extraordinary (loss) gain on the acquisition of a business, net of tax	(0.04)	0.22	(0.03)	0.21
Net (loss) income	$(0.30)	$1.13	$(0.10)	$1.42
Weighted average shares	233.5	233.2	233.5	233.1

Dividends per share	$0.10	$—	$0.20	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2007	2006
Operating Activities:
Net (loss) income	$(24.3)	$331.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary loss (gain) on the acquisiton of business, net of tax	6.5	(50.5)
Equity in income of investment in unconsolidated affiliates	(7.3)	(2.1)
Depreciation and amortization	217.0	234.5
Provision for losses on accounts receivable	4.4	2.2
Gain on disposal of assets	(1.6)	(92.4)
Loss on early extinguishment of debt	1.8	—
Noncash interest expense	2.0	2.1
Noncash restructuring, impairment and plant closing costs	11.7	12.3
Impairment loss on pending disposal of discontinued operations	240.0	—
Deferred income taxes	(88.6)	18.4
Net unrealized (gain) loss on foreign currency transactions	(7.5)	26.9
Stock-based compensation	11.9	8.2
Minority interest in subsidiaries’ (loss) income	(10.7)	0.7
Other, net	9.8	(9.1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(185.0)	63.3
Inventories, net	29.9	23.1
Prepaid expenses	26.2	1.3
Other current assets	42.0	38.6
Other noncurrent assets	(64.2)	(41.7)
Accounts payable	12.9	(81.8)
Accrued liabilities	(170.9)	(140.7)
Other noncurrent liabilities	29.3	(21.7)
Net cash provided by operating activities	85.3	323.5

Investing Activities:
Capital expenditures	(282.8)	(211.3)
Acquisition of business, net of cash acquired and post-closing adjustments	26.9	(136.0)
Proceeds from sale of assets	15.8	201.1
Investment in unconsolidated affiliates, net	(16.7)	(14.4)
Proceeds from government securities, restricted as to use	7.2	7.2
Change in restricted cash	—	(32.9)
Other, net	(0.5)	—
Net cash used in investing activities	(250.1)	(186.3)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	205.0	(1.9)
Net repayments from overdraft facilities and other short-term debt	(0.2)	(6.2)
Repayments of long-term debt	(317.5)	(69.5)
Proceeds from long-term debt	266.1	22.9
Repayments on notes payable	(39.1)	(22.3)
Proceeds from notes payable	7.2	—
Dividends paid to common stockholders	(44.2)	—
Dividends paid to preferred stockholders	(7.2)	(7.2)
Contribution from minority shareholder	—	6.2
Call premiums related to early extinguishment of debt	(1.2)	—
Debt issuance costs paid	(4.2)	—
Other, net	(0.8)	—
Net cash provided by (used in) financing activities	63.9	(78.0)

Effect of exchange rate changes on cash	5.2	(1.9)
(Decrease) increase in cash and cash equivalents	(95.7)	57.3
Cash and cash equivalents at beginning of period	263.2	142.8
Cash and cash equivalents at end of period	$167.5	$200.1

Supplemental cash flow information:
Cash paid for interest	$151.2	$182.9
Cash paid for income taxes	33.8	12.4
Change in capital expenditures included in accounts payable	27.0	—

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$167.5	$246.0
Accounts and notes receivables (net of allowance for doubtful accounts of $43.6 and $39.0, respectively)	1,439.3	1,243.3
Accounts receivable from affiliates	52.6	19.5
Inventories, net	1,348.0	1,520.1
Prepaid expenses	29.2	55.7
Deferred income taxes	74.1	70.7
Other current assets	115.6	161.6
Current assets held for sale	175.8	—
Total current assets	3,402.1	3,316.9

Property, plant and equipment, net	3,607.0	3,829.5
Investment in unconsolidated affiliates	215.9	201.0
Intangible assets, net	180.2	192.6
Goodwill	92.4	90.2
Deferred income taxes	243.6	188.7
Other noncurrent assets	398.5	376.6
Noncurrent assets held for sale	187.2	—
Total assets	$8,326.9	$8,195.5

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,083.9	$1,006.2
Accounts payable to affiliates	17.8	16.7
Accrued liabilities	790.4	841.7
Deferred income taxes	19.3	9.4
Current portion of long-term debt	257.2	187.9
Current liabilities held for sale	10.1	—
Total current liabilities	2,178.7	2,061.9

Long-term debt	3,524.6	3,457.4
Deferred income taxes	109.1	161.6
Other noncurrent liabilities	942.4	952.1
Noncurrent liabilities held for sale	4.7	—
Total liabilities	6,759.5	6,633.0

Minority interests in common stock of consolidated subsidiaries	23.9	29.4

Commitments and contingencies (Notes 14 and 15)

Members’ equity:
Members’ equity, 2,728 units issued and outstanding	2,831.3	2,811.8
Accumulated deficit	(1,204.8)	(1,150.4)
Accumulated other comprehensive loss	(83.0)	(128.3)
Total members’ equity	1,543.5	1,533.1
Total liabilities and members’ equity	$8,326.9	$8,195.5

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Trade sales, services and fees	$2,499.3	$2,360.2	$4,768.2	$4,637.7
Related party sales	18.3	28.8	36.3	50.3
Total revenues	2,517.6	2,389.0	4,804.5	4,688.0
Cost of goods sold	2,131.3	1,990.3	4,024.7	3,927.4

Gross profit	386.3	398.7	779.8	760.6

Operating expenses:
Selling, general and administrative	219.9	171.0	429.4	331.0
Research and development	36.2	26.1	69.5	53.3
Other operating expense (income)	1.4	(95.0)	5.3	(94.3)
Restructuring, impairment and plant closing costs	13.2	8.8	24.4	17.1
Total expenses	270.7	110.9	528.6	307.1
Operating income	115.6	287.8	251.2	453.5

Interest expense, net	(70.1)	(95.7)	(144.4)	(183.7)
Loss on accounts receivable securitization program	(4.7)	(3.6)	(9.0)	(5.9)
Equity in income of investment in unconsolidated affiliates	5.1	1.4	7.3	2.1
Other (expense) income	(1.3)	0.6	(2.6)	0.1

Income from continuing operations before income taxes and minority interest	44.6	190.5	102.5	266.1
Income tax expense	(18.6)	(58.2)	(42.1)	(78.4)
Minority interest in subsidiaries’ loss (income)	11.1	(0.3)	10.7	(0.7)
Income from continuing operations	37.1	132.0	71.1	187.0
(Loss) income from discontinued operations, net of tax	(119.0)	42.5	(119.4)	54.8
(Loss) income before extraordinary (loss) gain	(81.9)	174.5	(48.3)	241.8
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(8.9)	46.1	(6.5)	46.1
Net (loss) income	$(90.8)	$220.6	$(54.8)	$287.9

Net (loss) income	$(90.8)	$220.6	$(54.8)	$287.9
Other comprehensive income	22.3	57.2	45.3	91.5
Comprehensive (loss) income	$(68.5)	$277.8	$(9.5)	$379.4

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2007	2006
Operating Activities:
Net (loss) income	$(54.8)	$287.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary loss (gain) on acqusition of a business, net of tax	6.5	(46.1)
Equity in income of investment in unconsolidated affiliates	(7.3)	(2.1)
Depreciation and amortization	205.6	220.9
Provision for losses on accounts receivable	4.4	2.2
Gain on disposal of assets	(1.6)	(92.4)
Loss on early extinguishment of debt	2.2	—
Noncash interest expense	2.3	4.1
Noncash restructuring, impairment and plant closing costs	11.7	12.3
Impairment loss on pending disposal of discontinued operations	240.0	—
Deferred income taxes	(50.9)	64.5
Net unrealized (gain) loss on foreign currency transactions	(7.5)	26.9
Noncash compensation	11.9	8.2
Minority interest in subsidiaries’ (loss) income	(10.7)	0.7
Other, net	(18.8)	(6.7)
Changes in operating assets and liabilities:
Accounts and notes receivable	(185.0)	63.3
Inventories, net	29.9	23.1
Prepaid expenses	27.8	(0.1)
Other current assets	40.5	38.6
Other noncurrent assets	(67.7)	(53.4)
Accounts payable	12.9	(81.8)
Accrued liabilities	(167.5)	(141.3)
Other noncurrent liabilities	36.1	(10.7)
Net cash provided by operating activities	60.0	318.1

Investing Activities:
Capital expenditures	(282.8)	(211.3)
Acquisition of business, net of cash acquired and post-closing adjustments	26.9	(136.0)
Proceeds from sale of assets	15.8	201.1
Investment in unconsolidated affiliates, net	(16.7)	(14.4)
Change in restricted cash	—	(32.9)
Other, net	(0.5)	—
Net cash used in investing activities	(257.3)	(193.5)

Financing Activities:
Net borrowings (repayments) under revolving loan facilities	205.0	(1.9)
Net repayments from overdraft facilities and other short-term debt	(0.2)	(6.2)
Repayments of long-term debt	(317.5)	(69.5)
Proceeds from long-term debt	266.1	22.9
Repayments on notes payable	(38.1)	(20.5)
Proceeds from notes payable	4.5	—
Call premiums related to early extinguishment of debt	(1.2)	—
Debt issuance costs paid	(4.2)	—
Contribution from minority shareholder	—	6.2
Other, net	(0.8)	—
Net cash provided by (used in) financing activities	113.6	(69.0)

Effect of exchange rate changes on cash	5.2	(1.9)

(Decrease) increase in cash and cash equivalents	(78.5)	53.7
Cash and cash equivalents at beginning of period	246.0	132.5
Cash and cash equivalents at end of period	$167.5	$186.2

Supplemental cash flow information:
Cash paid for interest	$151.8	$183.3
Cash paid for income taxes	33.8	12.4
Change in capital expenditures included in accounts payable	27.0	—

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             GENERAL

CERTAIN DEFINITIONS

“Company,” “our,” “us,” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International” refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Huntsman Advanced Materials” refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); “SLIC” refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); “HMP Equity Trust” refers to HMP Equity Trust (the holder of approximately 47% of our common stock as of June 30, 2007 and approximately 22% as of August 7, 2007), and “MatlinPatterson” refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner of HMP Equity Trust).

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

PENDING SALE OF OUR COMPANY

On July 12, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hexion Specialty Chemicals, Inc., an entity owned by an affiliate of Apollo Management L.P. ("Hexion"), and Nimbus Merger Sub Inc., a wholly-owned subsidiary of Hexion ("Merger Sub"), under which Hexion has agreed to acquire all of the issued and outstanding shares of our common stock pursuant to a merger under Delaware law. Under the terms of the Merger Agreement, Merger Sub will be merged with and into our company, with our company continuing as the surviving corporation and as a wholly-owned subsidiary of Hexion (the "Merger").

If the Merger is completed, each share of our common stock that our stockholders own at the effective time of the Merger (unless the stockholder properly exercises appraisal rights under Delaware law) will be cancelled and converted into the right to receive, without interest, $28.00 in cash, plus, if the Merger is not consummated by April 5, 2008 (the "Adjustment Date"), an amount in cash equal to the excess, if any, of $0.006137 per day for each day after the Adjustment Date through and including the date on which the Merger is effected over any cash dividends or distributions declared, made or paid from and after the Adjustment Date through and including the date on which the Merger is effected (the "Merger Consideration"), less any applicable withholding taxes. After the Merger is completed, any shares of our common stock owned by our stockholders immediately prior to the effective time of the Merger and converted in the Merger will thereafter represent only the right to receive the Merger Consideration (or the right to the fair value of such shares if appraisal is properly demanded and perfected) and they will no longer have any rights as a stockholder.

Prior to entering into the Merger Agreement, we terminated an Agreement and Plan of Merger (the "Basell Agreement") dated as of June 26, 2007 with Basell AF ("Basell") and paid Basell the $200 million termination fee required under the terms of the Basell Agreement. One-half of the termination fee was funded by Hexion and we could be required to pay Hexion such amount under certain circumstances in connection with a termination of the Merger Agreement. The closing price of our common stock on June 25, 2007, the last trading day prior to announcement of the execution of the Basell Agreement on June 26, 2007, was $18.90 per share.

After receiving a buyout offer from a prominent private equity fund on May 15, 2007, our board of directors formed a transaction committee comprised solely of independent directors and authorized management to engage a financial advisor to assist in conducting an appropriate process for the board of directors to evaluate and respond to the buyout offer. We engaged Merrill, Lynch & Co. ("Merrill Lynch") and invited them to contact a select list of parties that were likely to have an interest in an acquisition of our company. During the following two weeks, Merrill Lynch contacted numerous parties regarding a potential sale of our Company. Ultimately we received three written proposals, including from Apollo Management L.P., on behalf of Hexion, and from Basell. On June 25, 2007, after significant negotiations with Apollo and Basell, we entered into the Basell Agreement providing for the acquisition of all outstanding shares of our common stock at a price of $25.25 per share and made a public announcement setting forth the principal terms of the Basell Agreement. On June 29, 2007, Apollo delivered a letter to our board of directors offering to enter into a merger agreement providing for the acquisition of all outstanding shares of our common stock at a price of $27.25 per share. On July 12, 2007, more than a week after public announcement of the new offer by Apollo, we terminated the Basell Agreement, entered into the Merger Agreement with Hexion and publicly announced the principal terms of the Merger Agreement, including the acquisition price of $28.00 per share of our common stock. Since our announcement of the proposed sale of the Company to Basell more than a month ago, we have not received any competing proposals from any parties other than the offer from Hexion which we accepted and announced on July 12, 2007. Under the terms of the Merger Agreement with Hexion we are not permitted to, among other things and subject to certain specified exceptions where our board of directors makes certain determinations, (i) initiate, solicit or knowingly encourage or facilitate any inquiries, proposals or offers that constitute, or could reasonably be expected to lead to, a competing proposal, (ii) enter into, participate or engage in discussions or negotiations with third parties regarding any inquiries, proposals or offers that constitute, or could reasonably be expected to lead to, a competing proposal, or (iii) furnish or provide any non-public information to any third parties with respect to, any inquiries, proposals or offers that constitute, or could reasonably be expected to lead to, a competing proposal.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions. We and Hexion are required to complete the Merger unless certain specified conditions are not satisfied or waived. These conditions include, among others (i) adoption of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, (ii) receipt of certain regulatory approvals or expiration of required waiting periods under U.S. and other competition laws, and (iii) no material adverse effect occurring with respect to us or our business prior to the effective time of the Merger. There can be no assurance the conditions to consummation of the Merger will be satisfied or waived. For a complete list of the conditions that must be satisfied or waived prior to the effective time of the Merger, please review the Merger Agreement filed as an exhibit to our Current Report on Form 8-K on July 13, 2007.

For the purposes of the Merger Agreement, a "material adverse effect" with respect to us means any occurrence, condition, change, event or effect that is materially adverse to the financial condition, business, or results of operations of our Company and its subsidiaries, taken as a whole, subject to certain specified exceptions relating to or resulting from:

•      changes in general economic or financial market conditions or in the chemical industry generally (including changes in commodity prices, general market prices and regulatory changes affecting the chemical industry generally), except and only to the extent that such change has had a disproportionate effect on the Company and its subsidiaries compared to other persons engaged in the chemical industry;

•      the outbreak or escalation of hostilities involving the United States, the declaration by the United States of war or the occurrence of any natural disasters and acts of terrorism, except in the event, and only to the extent, of any damage or destruction to or loss of our physical properties;

•      the announcement or pendency of the Merger;

•      any change in GAAP, or in the interpretation thereof, or any change in law, or in the interpretation thereof;

•      compliance by us with the terms of the Merger Agreement or actions permitted by the Merger Agreement (or otherwise consented to by Hexion) or effectuating Hexion's debt financing; or

•      any divestiture action taken to ensure regulatory clearance.

The Merger Agreement provides that Hexion will have up to nine months (and an additional three months at Hexion's election), plus under certain circumstances a further 90-day extension, to close the Merger. The Merger Agreement generally can be terminated by either party if the Merger is not consummated within that time. We cannot predict the exact timing of the effective time of the Merger or whether the Merger will be consummated because it is subject to certain conditions which are not within our control, such as expiration of waiting periods or grants of approvals under competition laws in certain jurisdictions, including the United States and the European Union. We do not expect the Merger to occur prior to the end of the 2007 calendar year.

The Merger Agreement also contains certain termination rights, including if our board of directors or a committee thereof changes its recommendation to our stockholders in connection with a superior proposal (as defined in the Merger Agreement), and provides for break-up fees in various circumstances. Pursuant to the Merger Agreement, we have agreed to pay Hexion a fee of $225 million plus an amount equal to $100 million (the "Reimbursement Amount"), representing the portion of the $200 million termination fee paid to Basell that was funded by Hexion, if we or Hexion terminates the Merger Agreement in certain circumstances, including where (i) our board of directors or the transaction committee thereof has withdrawn, modified or changed, in any manner that is adverse to Hexion, its approval or recommendation that holders of our common stock approve and adopt the Merger Agreement and the Merger; (ii) a tender or exchange offer that would constitute a competing proposal (as defined in the Merger Agreement) is commenced and our board of directors or the transaction committee thereof fails to recommend against acceptance of such tender or exchange offer within 10 business days; or (iii) we, our board of directors or the transaction committee thereof has approved or recommended any competing proposal or approves any agreement relating to any competing proposal (other than a permitted confidentiality agreement).

We have also agreed that if either we or Hexion terminates the Merger Agreement after failure of our common stockholders to adopt the Merger Agreement and, within 12 months after the date of the stockholders' meeting, we enter into a definitive agreement with respect to or consummate a competing proposal, then we have agreed to pay Hexion at the closing or other consummation of such competing proposal:

•      the Reimbursement Amount if, at the time of the meeting, less than 50.1% of the total issued and outstanding voting power of our common stock is contractually committed to vote in favor of the adoption of the Merger Agreement; or

•      a fee of $225 million plus the Reimbursement Amount if, at the time of the meeting, there existed a publicly announced bona fide competing proposal that was not withdrawn at least five business days prior to the date of the meeting.

Hexion has agreed in the Merger Agreement to pay us a fee of $325 million if:

•      (i) either we or Hexion terminate the Merger Agreement because a governmental agency has issued a final non-appealable order, decree, ruling or injunction or taken any other action permanently restraining, enjoining or otherwise prohibiting the consummation of the Merger or any law or regulation is adopted that makes consummation of the Merger illegal or otherwise prohibited and (ii) at the same time there exists an order, decision, judgment, decree, ruling, injunction (preliminary or permanent), or any law, rule, regulation or other action is established preliminarily or permanently restraining, enjoining or prohibiting the consummation of the Merger (each event in clause (ii) being an "Antitrust Prohibition");

•      either we or Hexion terminate the Merger Agreement because the Merger has not been consummated by the termination date and the condition to consummation of the Merger related to the receipt of regulatory approvals has not been met or there exists an Antitrust Prohibition;

•      we terminate the Merger Agreement due to a breach by Hexion or Merger Sub of their covenants related to making filings and seeking and obtaining approval of regulatory authorities or their covenants related to obtaining the required financing; or

•      we terminate the Merger Agreement because Hexion fails to consummate the Merger when all of the conditions to its obligations to close have been satisfied or waived (except those conditions that, by their nature, can only be satisfied at closing) and the Merger has not been consummated on or prior to the termination date.

We and Hexion have agreed that the non-terminating party will pay to the terminating party the Reimbursement Amount if the Merger Agreement is terminated by either party as a result of a willful or intentional breach by the other party. In addition, no termination of the Merger Agreement will relieve any party from liability for damages for a knowing and intentional breach of any covenant under the Merger Agreement.

In connection with the execution of the Merger Agreement, Hexion entered into separate voting agreements (the "Voting Agreements") with certain stockholders, including MatlinPatterson, the Huntsman family and the Fidelity Charitable Gift Fund, who at the time of signing collectively owned approximately 57% of our outstanding common stock. Pursuant to the terms of the Voting Agreements, the stockholders that are a party thereto have agreed to vote the shares of common stock that they hold as of the record date in favor of the adoption of the Merger Agreement and against any competing proposal. The Voting Agreement binding MatlinPatterson requires it to retain in HMP Equity Trust at least 19,870,000 shares (or 9.0% of our outstanding common stock) through the closing of the Merger. Such 19,870,000 shares, however, may be sold if we agree that certain criteria are satisfied or if the new owner grants all voting rights with respect to the purchased shares to HMP Equity Trust or to Jon M. Huntsman. At present, HMP Equity Trust continues to hold such 19,870,000 shares. However, on August 6, 2007, MatlinPatterson sold 56,979,062 shares. Accordingly, less than a majority of our shares of outstanding common stock are subject to the Voting Agreements.

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

RECLASSIFICATIONS

Certain amounts in the condensed consolidated financial statements (unaudited) for prior periods have been reclassified to conform with the current presentation.  The most significant of these reclassifications was to reclassify the results of operations from our North American polymers business and our European base chemical and polymers businesses to discontinued operations.  See “Note 3. Discontinued Operations.”  In addition, beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other.  All segment information for prior periods has been restated to reflect this transfer.

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109,  Accounting for Income Taxes,  by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recorded a credit of $0.3 million to accumulated deficit as of January 1, 2007 for the cumulative effect of a change in accounting principle. See “Note 18. Income Taxes.”

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are reviewing SFAS No. 157 to determine the statement’s impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Effective for December 31, 2008, SFAS No. 158 will require us to measure the funded status of our plans as of  December 31. We currently use a November 30 measurement date for our plans.

We adopted FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities,  on January 1, 2007. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

We adopted FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, on January 1, 2007. This FSP requires that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5,  Accounting for Contingencies . In November 2006 and March 2007, we completed offerings of subordinated notes which contain registration payment arrangements. See “Note 7. Debt.” We have evaluated the impact of this FSP as it relates to our note offerings, and the adoption of this FSP did not have a significant impact on our consolidated financial statements.

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

In May 2007, the FASB issued FSP FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Our initial adoption of FIN 48 was consistent with the provisions of this FSP; therefore, this pronouncement did not have an impact on our consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF Issue No. 06-11 requires companies to recognize a realized tax benefit from dividends charged to retained earnings on affected securities as a credit to additional paid-in capital which should be included in the pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards.  EITF Issue No. 06-11 will be applied prospectively to income tax benefits of dividends on share-based payment awards that are declared in fiscal years beginning after September 15, 2007.  We are evaluating EITF Issue No. 06-11 to determine the impact on our consolidated financial statements.

3.                                      DISCONTINUED OPERATIONS

NORTH AMERICAN POLYMERS BUSINESS

On February 15, 2007, we entered into an agreement (the “Original Agreement”) pursuant to which Flint Hills Resources (“FHR”), a wholly owned subsidiary of Koch, agreed to acquire our North American base chemicals and polymers business assets for approximately $456 million in cash, plus the value of inventory on the date of closing. We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated for cash in the ordinary course of business.  On June 22, 2007, we entered into an Amended and Restated Asset Purchase Agreement (the “Amended and Restated Agreement”) with FHR that amends certain terms of the Original Agreement to, among other things, provide for the closing of the sale of our North American polymers business assets on August 1, 2007 for $150.0 million plus the value of associated inventory on an average actual cost basis (the “North American Polymers Disposition”). We received total consideration for the North American Polymers Disposition of approximately $348 million, which is subject to post-closing adjustments. The net proceeds from the North American Polymers Disposition were used to repay debt.

The Amended and Restated Agreement also provides for the separate closing of our U.S. base chemicals business for the remaining $306.0 million of sales price plus the value of associated inventory on an average actual cost basis (approximately $60 million at June 30, 2007), following the re-start of our Port Arthur, Texas olefins manufacturing facility, which is expected to occur during the fourth quarter of 2007 (the “Pending U.S. Base Chemicals Disposition” and together with the North American Polymers Disposition, the “Pending U.S. Petrochemical Disposition”). For more information, see “Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals Business” and “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire.”

The Pending U.S. Petrochemical Disposition includes our olefins and polymers manufacturing assets located at five U.S. sites: Port Arthur, Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. These plants employ about 900 associates. Pursuant to the Amended and Restated Agreement, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007.  The captive ethylene unit at our retained Port Neches, Texas site of our Performance Products segment operations is not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from FHR to us, will continue to provide feedstock for our downstream derivative units.

As of June 22, 2007, the North American polymers business was classified as held for sale and its results of operations for current and prior periods have been classified as discontinued operations in our financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We recorded a pretax impairment charge of $240.0 million during the three months ended June 30, 2007 related to the North American Polymers Disposition.

The following major classes of assets and liabilities of our North American polymers business are presented as held for sale in the accompanying June 30, 2007 condensed consolidated balance sheet (unaudited) (dollars in millions):

ASSETS
Inventories, net	$175.3
Other current assets	0.5
Property, plant and equipment net	143.9
Other noncurrent assets	43.3
Total assets	363.0
LIABILITIES
Accrued liabilities	10.1
Other noncurrent liabilities	4.7
Total liabilities	14.8
NET ASSETS	$348.2

The following results of our North American polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$385.6	$356.0	$746.0	$713.7
Costs and expenses	(377.5)	(332.2)	(736.3)	(659.9)
Impairment loss on pending disposal	(240.0)	—	(240.0)	—
Operating (loss) income	(231.9)	23.8	(230.3)	53.8
Income tax benefit (expense)	75.9	(0.5)	75.9	(1.1)
(Loss) income from discontinued operations, net of tax	$(156.0)	$23.3	$(154.4)	$52.7

The impairment loss on the pending disposal in 2007 represents the impairment of long-lived assets resulting from the write-down of the North American polymers business to the purchase price less cost to sell. The actual loss on disposal will differ from this amount as we finalize transaction-related costs.  Furthermore, to the extent that we incur additional capital expenditures in our North American polymers business, we will record an additional impairment loss.  In addition, we expect to incur a pension curtailment gain of approximately $14 million during the third quarter of 2007.

In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from (i) the breach of representations and warranties contained in the asset purchase agreement, (ii) any pre-sale liabilities related to the assets sold not assumed by FHR, and (iii) any unknown environmental liability related to the pre-sale operations of the assets sold.   We are not required to pay under these indemnification obligations until claims against us, on a cumulative basis, exceed $10 million.  Upon exceeding this $10 million threshold, we generally are obligated to provide indemnification for any losses up to a limit of $150 million.  We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.  As a result, we have estimated that the fair value of this indemnity at the date of the closing of the sale will be minimal.

The EBITDA of the North American polymers business is reported in our Polymers operating segment in the accompanying condensed consolidated financial statements (unaudited).

EUROPEAN BASE CHEMICALS AND POLYMERS BUSINESS

On December 29, 2006, we completed the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited for an aggregate purchase price of $685 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities (the “U.K. Petrochemicals Disposition”). The final sales price is subject to agreement by SABIC on adjustments relating to working capital, investment in the LDPE plant currently under construction in Wilton, U.K. and unfunded pension liabilities. The transaction did not include our Teeside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment.

In connection with the U.K. Petrochemical Disposition, we agreed to make payments to SABIC of up to £18 million (approximately $36 million) related to the transfer of pension plan assets and liabilities and we accrued this liability in 2006 in connection with the sale transaction.  During the three months ended June 30, 2007, the valuation of the related pension assets and liabilities was refined and we now expect to make payments to SABIC of approximately £0.5 million (approximately $1 million) and have adjusted the accrual accordingly.  Therefore, during the three months ended June 30, 2007, we recorded a pretax gain related to the U.K. Petrochemicals Disposition of $37.2 million resulting primarily from the reversal of this pension funding accrual. Finalization of the required payment to SABIC is expected during the third quarter of 2007, at which time we expect to fund the obligation.

The final sales price of the U.K. Petrochemical Disposition is also subject to adjustments relating to working capital and investment in the LDPE plant under construction in Wilton U.K. We have accrued a liability relating to these adjustments of $14.5 million and expect to finalize these adjustments and fund this obligation in the third quarter of 2007. Also, based on our 2006 pension valuation, we and Huntsman International expect to incur a non-cash pension settlement loss of approximately $18 million and $28 million, respectively, during the last half of 2007.

The results of operations of our former European base chemicals and polymers business for all periods have been classified as discontinued operations in our financial statements in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$—	$598.0	$—	$1,129.8
Costs and expenses	—	(572.1)	—	(1,127.6)
Post-closing adjustments to loss on disposal	37.2	—	35.6	—
Operating income	37.2	25.9	35.6	2.2
Income tax (expense) benefit	—	(6.4)	—	0.7
Income from discontinued operations, net of tax	$37.2	$19.5	$35.6	$2.9

The EBITDA of our former European base chemicals business is reported in our Base Chemicals operating segment in the accompanying condensed consolidated financial statements (unaudited).

In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from any environmental liability related to the pre-sale operations of the assets sold. These indemnities have various payment thresholds and time limits depending on the site and type of claim. Generally, we are not required to pay under these indemnification obligations until claims against us exceed £0.1 million (approximately $0.2 million) individually or £1.0 million (approximately $2.0 million), in the aggregate. We also agreed to indemnify the buyer with respect to certain tax liabilities. Our maximum exposure generally shall not exceed $600 million in the aggregate. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

TDI BUSINESS

On July 6, 2005, we sold our TDI business. The sale involved the transfer of our TDI customer list and sales contracts. We discontinued the use of our remaining TDI assets. Our former TDI business has been accounted for as a discontinued operation under SFAS No. 144 and is reported in our Polyurethanes segment. Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Costs and expenses	$(0.6)	$(0.3)	$(1.0)	$(0.8)
Operating loss	(0.6)	(0.3)	(1.0)	(0.8)
Income tax benefit	0.4	—	0.4	—
Loss from discontinued operations, net of tax	$(0.2)	$(0.3)	$(0.6)	$(0.8)

4.             BUSINESS DISPOSITIONS AND COMBINATIONS

AGREEMENT TO SELL U.S. BASE CHEMICALS BUSINESS

The Amended and Restated Agreement provides, among other things, for the separate closing of our U.S. base chemicals business for $306 million of sales price plus the value of associated inventory on an average actual cost basis (approximately $60 million at June 30, 2007), following the re-start of our Port Arthur, Texas olefins manufacturing facility which is expected to occur during the fourth quarter of 2007. For more information, see “Note 3. Discontinued Operations—North American Polymers Business” and “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire.”  As of June 30, 2007, these assets were classified as held and used in accordance with SFAS No. 144 because these assets were not immediately available for sale in their present condition due to the required repair and restart of the Port Arthur, Texas facility. We tested these assets for recoverability using expected future cash flows, including the expected proceeds from the Port Arthur fire insurance recovery, and concluded that the expected future cash flows were in excess of the carrying value of the business expected to be sold. Therefore, we did not recognize an impairment charge as of June 30, 2007. We will continue to assess these assets for recoverability during 2007 through the sale date. Upon the restart of the Port Arthur facility, we expect that the carrying value of the business to be sold, which will increase as we rebuild the plant, will exceed the sales price and we will recognize a loss on disposal.

SALE OF AUSTRALIAN POLYESTER RESINS ASSETS

On January 4, 2007, we completed the sale of our Australian polyester resins assets to Nuplex for A$9.6 million ($7.5 million) in cash, plus the value of inventory at the sale date, for a total transaction value of A$20.3 million ($15.8 million). During the six months ended June 30, 2007, we recognized a pretax gain on the sale of these assets of $4.1 million. The transaction further includes additional consideration to be received over a three year period upon achieving certain associated earnings targets. The sale includes our Australian polyesters, vinylesters and gelcoats manufacturing assets. In connection with the sale agreement, we also entered into a tolling agreement with Nuplex pursuant to which we will continue to manufacture product using the Australian polyester resins assets. Nuplex will own the assets located on our site. The tolling agreement expires January 2009.

The results of operations of these assets were not classified as a discontinued operation under applicable accounting rules because we expect significant continuing cash flows from the Australian polyester resins assets through the tolling arrangement with Nuplex.

SALE OF U.S. BUTADIENE AND MTBE BUSINESS

On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment. The total sales price was $274.0 million, of which $204.0 million was paid to us during 2006. The additional $70.0 million will be payable to us after the restart of our Port Arthur, Texas olefins unit that was damaged in a fire (see “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire”) and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant and the restart occurs within 30 months of this sale. We expect to recognize an additional pre-tax gain of approximately $69 million upon completion of the conditions referenced above.

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

TEXTILE EFFECTS ACQUISITION

On June 30, 2006, we acquired Ciba’s textile effects business for $172.1 million (CHF 215 million) in cash (the “Textile Effects Acquisition”). This purchase price was subject to finalization of post-closing working capital adjustments resulting in a reduction to the purchase price of $26.9 million that we received during the second quarter of 2007. The operating results of the textile effects business have been consolidated with our operating results beginning on July 1, 2006 and are reported with our advanced materials operations as part of our Materials and Effects segment.

We have accounted for the Textile Effects Acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined the excess of fair value of net assets acquired over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141. Accordingly, no basis was assigned to property, plant and equipment or any other non-current non-financial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). The final allocation of the purchase price to the assets and liabilities acquired is summarized as follows (dollars in millions):

Acquisition cost:
Acquisition payment, exclusive of post-closing working capital adjustment	$172.1
Post-closing working capital adjustment	(26.9)
Direct costs of acquisition	13.0
Total acquisition costs	158.2
Fair value of assets acquired and liabilities assumed:
Cash	7.7
Accounts receivable	255.1
Inventories	233.4
Prepaid expenses and other current assets	13.1
Noncurrent assets	2.2
Deferred taxes	2.1
Accounts payable	(94.1)
Accrued liabilities	(35.1)
Short-term debt	(5.0)
Noncurrent liabilities	(171.8)
Total fair value of net assets acquired	207.6
Extraordinary gain on the acquisition of a business—excess of fair value of net assets acquired over cost	$49.4

During 2006, we recorded an extraordinary gain on the acquisition of $55.9 million based on the preliminary purchase price allocation.  During the three and six months ended June 30, 2007, we adjusted the preliminary purchase price allocation for, among other things, the finalization of restructuring plans, estimates of asset retirement obligations, the determination of related deferred taxes and finalization of the post-closing working capital adjustments, resulting in a reduction to the extraordinary gain on the acquisition of $8.9 million and $6.5 million, respectively.

We plan to exit certain activities of the textile effects business and expect to involuntarily terminate the employment of, or relocate, certain textile effects employees. We estimate that we will eliminate 785 positions and will create approximately 300 new positions, globally. These plans include the exit of various manufacturing, sales and administrative activities throughout the business through 2009. This purchase price allocation includes recorded liabilities for workforce reductions and other business exit costs of $81.1 million and $11.2 million, respectively.

PENDING METROCHEM ACQUISITION

On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Ltd for $46.5 million in cash.  The division to be acquired by us is a textile dyes and intermediates manufacturer based in Baroda, India. The transaction, which is subject to regulatory approvals, is expected to close in January 2008.

5.            INVENTORIES

Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2007	2006

Raw materials and supplies	$273.7	$320.1
Work in progress	90.2	109.8
Finished goods	1,072.2	1,204.3
Total	1,436.1	1,634.2
LIFO reserves	(88.1)	(114.1)

Net	$1,348.0	$1,520.1

As of June 30, 2007 and December 31, 2006, approximately 13% and 18%, respectively, of inventories were recorded using the last-in, first-out cost method.

In the normal course of operations, we at times exchange raw materials and finished goods with other companies for similar inventories for the purpose of reducing transportation costs.   The net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at June 30, 2007 was $2.5 million (4.9 million pounds of feedstock and products). The amount included in inventory under open exchange agreements receivable by us at December 31, 2006 was $9.7 million (30.9 million pounds of feedstock and products).

6.             RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of June 30, 2007 and December 31, 2006, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

				Other
	Workforce	Demolition and	Non-cancelable	restructuring
	reductions(1)	decommissioning	lease costs	costs	Total(2)

Accrued liabilities as of December 31, 2006	$76.4	$0.3	$8.7	$16.7	$102.1
Adjustment to Textile Effects opening balance sheet accrual	14.0	2.2	(2.1)	4.5	18.6
2007 charges for 2004 initiatives	0.8	—	0.1	0.1	1.0
2007 charges for 2005 initiatives	0.2	—	—	—	0.2
2007 charges for 2007 initiatives	0.8	—	—	13.7	14.5
Reversal of reserves no longer required	(1.8)	—	(1.2)	—	(3.0)
2007 payments for 2003 initiatives	(1.8)	—	(0.4)	(0.1)	(2.3)
2007 payments for 2004 initiatives	(2.7)	(0.3)	(0.3)	(0.1)	(3.4)
2007 payments for 2005 initiatives	(2.9)	—	—	—	(2.9)
2007 payments for 2006 initiatives	(5.6)	—	—	(0.5)	(6.1)
2007 payments for 2007 initiatives	—	—	—	(13.7)	(13.7)
Net activity of discontinued operations	1.1	—	—	—	1.1
Foreign currency effect on reserve balance	1.0	—	—	(0.8)	0.2
Accrued liabilities as of June 30, 2007	$79.5	$2.2	$4.8	$19.8	$106.3

(1)                                 With the exception of liabilities recorded in connection with business combinations, accrued liabilities classified as workforce reductions consist primarily of restructuring programs involving ongoing termination benefit arrangements and restructuring programs involving special termination benefits. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, respectively. The remaining accrued liabilities related to these charges of $2.7 million represent workforce reductions to be paid by the end of 2011. Liabilities for workforce reductions recorded in connection with business combinations were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. The total workforce reduction reserves of $79.5 million relate to 710 positions that have not been terminated as of June 30, 2007.

(2)           Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30,	December 31,
	2007	2006

2001 initiatives	$1.4	$1.4
2003 initiatives	12.6	15.8
2004 initiatives	7.8	12.2
2005 initiatives	—	1.4
2006 initiatives	87.6	76.2
2007 initiatives	1.6	—
Foreign currency effect on reserve balance	(4.7)	(4.9)
Total	$106.3	$102.1

Details with respect to our restructuring reserves are provided below by segment and initiative (dollars in millions):

		Materials and	Performance			Base
	Polyurethanes	Effects	Products	Pigments	Polymers	Chemicals	Total

Accrued liabilities as of December 31, 2006	$6.6	$78.5	$7.4	$7.9	$—	$1.7	$102.1
Adjustment to Textile Effects opening balance sheet accrual	—	18.6	—	—	—	—	18.6
2007 charges for 2004 initiatives	—	—	0.4	0.6	—	—	1.0
2007 charges for 2005 initiatives	—	—	—	0.2	—	—	0.2
2007 charges for 2007 initiatives	—	14.5	—	—	—	—	14.5
Reversal of reserves no longer required	—	(0.1)	—	(2.9)	—	—	(3.0)
2007 payments for 2003 initiatives	(1.2)	(0.2)	—	(0.9)	—	—	(2.3)
2007 payments for 2004 initiatives	(0.2)	—	(1.9)	(1.3)	—	—	(3.4)
2007 payments for 2005 initiatives	(0.1)	(0.1)	(1.6)	—	—	(1.1)	(2.9)
2007 payments for 2006 initiatives	—	(6.1)	—	—	—	—	(6.1)
2007 payments for 2007 initiatives	—	(13.7)	—	—	—	—	(13.7)
Net activity of discontinued operations	—	—	—	—	1.1	—	1.1
Foreign currency effect on reserve balance	0.2	—	—	—	—	—	0.2
Accrued liabilities as of June 30, 2007	$5.3	$91.4	$4.3	$3.6	$1.1	$0.6	$106.3

Current portion of restructuring reserve	$2.1	$58.9	$3.1	$2.5	$1.1	$0.6	$68.3
Long-term portion of restructuring reserve	3.2	32.5	1.2	1.1	—	—	38.0

Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$1.3	$—	$1.9	$—	$—	$3.2
Estimated additional charges beyond one year	—	—	—	3.9	—	—	3.9

Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Cash charges:
2007 charges for 2004 initiatives	$1.0
2007 charges for 2005 initiatives	0.2
2007 charges for 2007 initiatives	14.5
Reversal of reserves no longer required	(3.0)
Non-cash charges	11.7
Total 2007 restructuring, impairment and plant closing costs	$24.4

During the six months ended June 30, 2007, our Materials and Effects segment recorded a cash charge for 2007 initiatives of $10.0 million related to redundant service contracts for information technology services and $3.7 million related to supply chain integration processes.

During the six months ended June 30, 2007, our Polymers segment recorded a non-cash impairment charge of $240.0 million related to an impairment loss on our North American polymers business. For further information regarding the impairment of the North American polymers long-lived assets, see “Note 3. Discontinued Operations—North American Polymers Business.”

During the six months ended June 30, 2007, we recorded a non-cash impairment charge of $11.1 million in Corporate and Other related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired.  The long-lived assets of our Australian styrenics business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005.  Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

7.             DEBT

Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	June 30,	December 31,
	2007	2006
Senior Credit Facilities:
Revolving Facility	$218.0	$—
Term Loans	1,640.0	1,711.2
Secured Notes	294.1	294.0
Senior Notes	198.0	198.0
Subordinated Notes	1,246.9	1,228.3
Australian Credit Facilities	50.7	61.4
HPS (China) debt	106.3	90.3
Other	29.4	62.1
Total debt	$3,783.4	$3,645.3

Current portion	$258.8	$187.9
Long-term portion	3,524.6	3,457.4
Total debt	$3,783.4	$3,645.3

Huntsman International

	June 30,	December 31,
	2007	2006
Senior Credit Facilities:
Revolving Facility	$218.0	$—
Term Loans	1,640.0	1,711.2
Secured Notes	294.1	294.0
Senior Notes	198.0	198.0
Subordinated Notes	1,246.9	1,228.3
Australian Credit Facilities	50.7	61.4
HPS (China) debt	106.3	90.3
Other	27.8	62.1
Total debt	$3,781.8	$3,645.3

Current portion	$257.2	$187.9
Long-term portion	3,524.6	3,457.4
Total debt	$3,781.8	$3,645.3

TRANSACTIONS AFFECTING OUR SENIOR CREDIT FACILITIES

As of June 30, 2007, our senior secured credit facilities (“Senior Credit Facilities”) consisted of (i) a $650 million revolving facility (the “Revolving Facility”) and (ii) a $1,640.0 million term loan B facility (the “Dollar Term Loan”).  As of June 30, 2007, there were $218.0 million borrowings outstanding under our Revolving Facility, and we had $33.1 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

During the six months ended June 30, 2007, we completed the following transactions relating to our Senior Credit Facilities:

•                  On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our term loans with available liquidity.

•                  On April 19, 2007, we entered into an amendment to our Senior Credit Facilities (the “Amendment”). Pursuant to the Amendment, the maturity of the Dollar Term Loan was extended to April 2014 and the loan amount was increased to $1,640.0 million. We used the increased amount to repay, in full, our previously outstanding euro term loan facility (the “Euro Term Loan”).

As of June 30, 2007, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The Amendment made no changes to the applicable interest rate of the Revolving Facility. However, pursuant to the Amendment, the applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in the Amendment. The Amendment contains one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. The Amendment, among other things, also increased the restricted payments basket for certain types of payments, and, subject to certain conditions, increased our capacity for additional term loan borrowings. The Amendment provides for continuing customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and it contains other customary default provisions.

OTHER TRANSACTIONS AFFECTING OUR DEBT

During the six months ended June 30, 2007, we have also completed the following other transactions relating to our debt:

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

•                    On May 29, 2007 we amended certain credit facilities belonging to our Australian subsidiaries (the “Australian Credit Facilities’).  The amendment, among other things, amended the interest rate to be the Australian index rate plus a margin of 2.4%, and the maturity was extended for three years to May 29, 2010. The aggregate outstanding balance as of June 30, 2007 under the Australian Credit Facilities was A$60.5 million ($50.7 million, of which $3.7 million is classified as current portion of long term debt).

COMPLIANCE WITH COVENANTS

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the Australian Credit Facilities, the A/R Securitization Program (as defined in “Note 9. Securitization of Accounts Receivable”) and the indentures governing our notes.

8.             DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2007 and December 31, 2006, and for the six months ended June 30, 2007 and 2006, the fair value, change in fair value, and realized gains or losses of outstanding hedging contracts were not significant.

We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. As of June 30, 2007 and December 31, 2006, and for the six months ended June 30, 2007 and 2006, the fair value and realized gains (losses) of outstanding foreign currency rate hedging contracts were not significant.

In conjunction with the redemption of our remaining 10.125% euro denominated subordinated notes due 2009 in the first quarter 2007 discussed in “Note 7. Debt” above, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on March 27, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes.  As of June 30, 2007, the fair value of this swap was $4.4 million and was recorded in other noncurrent liabilities in our balance sheet.

In conjunction with the Amendment as discussed in “Note 7. Debt” above, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on April 19, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes.  As of June 30, 2007, the fair value of this swap was $0.7 million and was recorded in other noncurrent assets in our balance sheet.

On July 12, 2007 we unwound a cross currency interest rate swap pursuant to which we had swapped $31.3 million of 11.0% fixed rate debt for €25 million of 9.4% fixed rate debt.   The swap was not designated as a hedge for financial reporting purposes.  As of June 30, 2007, the fair value of this swap was $2.4 million and was recorded in accrued liabilities in our balance sheet.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2007, we have designated approximately €430.7 million of debt and swaps as net investment hedges. As of June 30, 2007, we had approximately €1,106.0 million in net euro-denominated assets.

9.             SECURITIZATION OF ACCOUNTS RECEIVABLE

Under our accounts receivable securitization program (“A/R Securitization Program”), we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the “Receivables Trust”) at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper. The A/R Securitization Program currently provides for financing through a commercial paper conduit program (in both U.S. dollars and euros). The A/R Securitization Program consists of a commercial paper conduit program with a committed amount of approximately $500 million U.S. dollar equivalents.  The A/R Securitization Program matures on April 1, 2009.  On June 29, 2007, we amended certain agreements governing the A/R Securitization Program to provide for, among other things, interest costs to the Receivables Trust of LIBOR and/or EURIBOR, as applicable, plus 55 basis points per annum based upon a pricing grid (which is dependent upon our credit rating). Transfers of accounts receivable to the Receivables Trust are accounted for as sales.

As of June 30, 2007, the Receivables Trust had $500.0 million in U.S. dollar equivalents (comprised of $246.0 million and approximately €189.0 million ($254.0 million)) in commercial paper outstanding.

10.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$20.8	$20.3	$1.1	$1.1
Interest cost	34.1	31.7	2.4	2.3
Expected return on assets	(43.6)	(37.1)	—	—
Amortization of transition obligation	0.5	0.4	—	—
Amortization of prior service cost	(1.7)	(1.7)	(0.7)	(0.7)
Amortization of actuarial loss	3.2	4.5	0.9	0.8
Settlement loss	—	0.4	—	—
Net periodic benefit cost	13.3	18.5	3.7	3.5
Less discontinued operations	(0.8)	(5.1)	(0.6)	(0.6)
Net periodic benefit cost from continuing operations	$12.5	$13.4	$3.1	$2.9

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$41.6	$40.6	$2.2	$2.2
Interest cost	68.2	63.4	4.8	4.6
Expected return on assets	(87.2)	(74.2)	—	—
Amortization of transition obligation	1.0	0.8	—	—
Amortization of prior service cost	(3.4)	(3.4)	(1.4)	(1.4)
Amortization of actuarial loss	6.4	9.0	1.8	1.6
Settlement loss	—	0.8	—	—
Net periodic benefit cost	26.6	37.0	7.4	7.0
Less discontinued operations	(1.6)	(10.2)	(1.2)	(1.1)
Net periodic benefit cost from continuing operations	$25.0	$26.8	$6.2	$5.9

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$20.8	$20.3	$1.1	$1.1
Interest cost	34.1	31.7	2.4	2.3
Expected return on assets	(43.6)	(37.1)	—	—
Amortization of transition obligation	0.5	0.4	—	—
Amortization of prior service cost	(1.7)	(1.7)	(0.7)	(0.7)
Amortization of actuarial loss	4.9	6.9	0.9	0.8
Settlement loss	—	0.4	—	—
Net periodic benefit cost	15.0	20.9	3.7	3.5
Less discontinued operations	(0.8)	(5.6)	(0.6)	(0.6)
Net periodic benefit cost from continuing operations	$14.2	$15.3	$3.1	$2.9

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$41.6	$40.6	$2.2	$2.2
Interest cost	68.2	63.4	4.8	4.6
Expected return on assets	(87.2)	(74.2)	—	—
Amortization of transition obligation	1.0	0.8	—	—
Amortization of prior service cost	(3.4)	(3.4)	(1.4)	(1.4)
Amortization of actuarial loss	9.8	13.8	1.8	1.6
Settlement loss	—	0.8	—	—
Net periodic benefit cost	30.0	41.8	7.4	7.0
Less discontinued operations	(1.6)	(11.2)	(1.2)	(1.1)
Net periodic benefit cost from continuing operations	$28.4	$30.6	$6.2	$5.9

During the six months ended June 30, 2007 and 2006, we made contributions to our pension plans of $89.4 million and $51.0 million, respectively. During the remainder of 2007, we expect to contribute an additional $96.9 million to our pension plans.

11.          DIVIDENDS

5% MANDATORY CONVERTIBLE PREFERRED STOCK

In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net income available to common stockholders during the first quarter of 2005. As of June 30, 2007, we had $10.7 million invested in government securities that are restricted for satisfaction of our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on August 16 and November 16, 2007 and on February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of common stock at that time.

COMMON STOCK

On March 30, 2007 and June 29, 2007, we paid cash dividends of $22.1 million each, or $0.10 per share each, to common stockholders of record as of March 15, 2007 and June 15, 2007, respectively.

12.          OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three months ended		Six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007	2006
Foreign currency translation adjustments, net of tax of $26.5 million and $31.8 million as of June 30, 2007 and December 31, 2006, respectively	$263.5	$228.3	$17.7	$49.0	$35.2	$76.7

Pension related adjustments, net of tax of $64.0 and $63.8 as of June 30, 2007 and December 31, 2006, respectively	(299.7)	(304.1)	2.2	—	4.4	2.5
Other comprehensive income of unconsolidated affiliates	9.3	7.3	2.0	—	2.0	—
Other, net of tax of $0.6 million and nil as of June 30, 2007 and December 31, 2006, respectively	8.4	7.1	0.8	0.3	1.3	1.1
Total	$(18.5)	$(61.4)	$22.7	$49.3	$42.9	$80.3

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three months ended		Six months ended
	June 30,	December 31,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007	2006
Foreign currency translation adjustments, net of tax of $5.5 million and $0.2 million as of June 30, 2007 and December 31, 2006, respectively	$301.2	$266.9	$15.6	$56.9	$34.3	$87.8

Pension related adjustments, net of tax of $100.9 and $101.6 as of June 30, 2007 and December 31, 2006, respectively	(396.5)	(404.1)	3.8	—	7.6	2.5
Other comprehensive income of unconsolidated affiliates	9.3	7.3	2.0	—	2.0	—
Other, net of tax of $0.6 million and nil as of June 30, 2007 and December 31, 2006, respectively	3.0	1.6	0.9	0.3	1.4	1.2
Total	$(83.0)	$(128.3)	$22.3	$57.2	$45.3	$91.5

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

13.          OTHER OPERATING EXPENSE (INCOME)

The components of other operating expense (income) were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Loss (gain) on sale of business/assets	$0.7	$(92.2)	$(1.6)	$(92.4)
Foreign exchange losses	2.8	3.7	3.7	5.1
Bad debt	1.6	0.2	2.7	2.2
Insurance recovery	(11.0)	(8.8)	(11.0)	(8.8)
Legal settlement	6.3	—	6.3	—
Other, net	1.0	2.1	5.2	(0.4)
Total	$1.4	$(95.0)	$5.3	$(94.3)

14.          COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Discoloration Claims

Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide. Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of our titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through June 30, 2007.

The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents plaintiffs who are pursuing a claim against us.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Claims unresolved at beginning of period	2	2
Claims filed during period	0	0
Claims resolved during period	0	0
Claims unresolved at end of period	2	2

The two Discoloration Claims unresolved as of June 30, 2007 asserted aggregate damages of approximately $70 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than eight years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations, or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of June 30, 2007 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

We have been named as a “premises defendant” in a number of asbestos exposure cases, typically a claim by a non-employee of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaint has not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below. While the complaints in these cases provide little additional information, we do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

Where the alleged exposure occurred prior to our ownership of the relevant “premises,” the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our thirteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Unresolved at beginning of period	1,367	576
Tendered during period	17	962
Resolved during period(1)	142	113
Unresolved at end of period	1,242	1,425

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

We have never made any payments with respect to these cases. As of June 30, 2007, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2007.

Certain cases in which we are a “premises defendant” are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us, other than a number of cases that were erroneously filed against us due to a clerical error. The cases filed in error have been dismissed.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Unresolved at beginning of period	42	34
Filed during period	51	16
Resolved during period	2	8
Unresolved at end of period	91	42

We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of approximately $138,500 and $5,000 during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, we had an accrual of approximately $3.4 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2007.

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

The pleadings of the plaintiffs in these antitrust suits provide few specifics about any alleged illegal conduct of the defendants, and we are not aware of any evidence of illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possibility of loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

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

MTBE Litigation

In March 2007, we were named for the first time as a defendant in eight lawsuits alleging liability related to MTBE contamination in groundwater.  Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the eight cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants’ conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims.

Other Proceedings

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see “Note 15. Environmental, Health and Safety Matters—Remediation Liabilities.”

GUARANTEES

In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, operates three plants that manufacture MNB, aniline and crude MDI. We indirectly own 35% of SLIC and it is an unconsolidated affiliate.

On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of June 30, 2007, there were $84.4 million and RMB 1,055 million ($138.5 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days, achieved a debt service coverage ratio of at least 1:1.  SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

15.          ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

EHS CAPITAL EXPENDITURES

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2007 and 2006, our capital expenditures for EHS matters totaled $23.5 million and $15.4 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

In June of 2006, an agreement was reached between the local regulatory authorities and our advanced materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city.  Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment.  Although unresolved at this time, some level of remediation of site contamination may be required, but the estimated cost is unknown because the remediation approach has not been determined.

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

ENVIRONMENTAL RESERVES

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $6.8 million and $14.0 million for environmental liabilities as of June 30, 2007 and December 31, 2006, respectively. Of these amounts, $4.2 million and $6.0 million are classified as accrued liabilities on our consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively, and $2.6 million and $8.0 million are classified as other noncurrent liabilities on our consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively. In certain cases, our remediation liabilities are payable over periods of up to

30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

Under the EU’s integrated pollution prevention and control directive (“IPPC”), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called “REACH” (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a “substitution” plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances manufactured or imported by us into the EU. Although the total long-term cost for REACH compliance is not estimable at this time, we do not expect spending on REACH to exceed $5.0 million during 2007.

GREENHOUSE GAS REGULATION

In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the “Convention”), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas (“GHG”) emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

As required by the Homeland Security Appropriations Act of 2006, on April 9, 2007, the Department of Homeland Security issued the “Chemical Facility Anti-Terrorism Standards,” an interim final rule establishing risk-based performance standards for the chemical industry. The majority of the standards went into effect on June 8, 2007 and require security vulnerability assessments and site security plans for facilities qualifying as high risk.

Since 2003, we have conducted security vulnerability assessments at our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all of our facilities, including some of our recently-acquired sites, have been assessed. Whether the assessments and resulting improvements will fully satisfy the requirements of this new regulation, and whether additional changes which could cause us to incur costs will have to be made, is unclear to us at this time.

16.          STOCK-BASED COMPENSATION PLANS

Under the Huntsman Stock Incentive Plan (the “Stock Incentive Plan”), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2007, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest ratably over a three-year period.

In connection with the closing on the Merger Agreement, the restrictions applicable to each share of restricted Common Stock (including Common Stock underlying restricted stock units and phantom stock) issued or granted pursuant to our Stock Incentive Plan (as defined in the Merger Agreement) shall immediately lapse, and at the effective time of the Merger, each share of such Common Stock, restricted stock units and phantom stock will be converted into the right to receive the Merger Consideration.  All options to acquire shares of Common Stock outstanding under our Stock Incentive Plan will vest immediately prior to the Effective Time and holders of such options will be entitled to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share of Common Stock for each option.

The compensation cost for the Stock Incentive Plan was $6.6 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively, and $11.9 million and $8.2 million for six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $3.5 million and nil for the six months ended June 30, 2007 and 2006, respectively.

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

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
Dividend yield	2.0%		0%		1.9%		0%
Expected volatility	20.8%		23.1%		20.8%		23.1%
Risk-free interest rate	4.6%		5.1%		4.7%		4.6%
Expected life of stock options granted during the period	6.6	years	6.6	years	6.6	years	6.6	years

STOCK OPTIONS

A summary of stock option activity under the Stock Incentive Plan as of June 30, 2007 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2007	4,151	$21.72
Granted	2,309	20.63
Exercised	(90)	21.83
Forfeited	(34)	21.74
Outstanding at June 30, 2007	6,336	21.32	8.7	$18,953
Exercisable at June 30, 2007	2,055	22.17	7.9	4,397

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2007 was $5.15 per option. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $0.2 million and nil, respectively.  As of June 30, 2007, there was $20.7 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

NONVESTED SHARES

Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2007 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(000)			(000)
Nonvested at January 1, 2007	909		$21.73	46	$21.72
Granted	475		20.64	118	20.58
Vested	(373	)(1)	22.03	(19)	21.97
Forfeited	(2)		20.91	—	—
Nonvested at June 30, 2007	1,009		21.11	145	20.76

(1)                                 During the six months ended June 30, 2007, 3,888 restricted stock units vested.  These shares are not reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of June 30, 2007, there was $19.7 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of shares that vested during the six months ended June 30, 2007 and 2006 was $8.7 million and $5.9 million, respectively.

17.          CASUALTY LOSSES AND INSURANCE RECOVERIES

2005 U.S. GULF COAST STORMS

On September 22, 2005, we suspended operations at our Gulf Coast facilities in Texas and Louisiana as a result of hurricane Rita. In addition, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of the hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10.0 million per site, while business interruption coverage does not apply for the first 60 days.

During 2006 and the six months ended June 30, 2007, we recorded insurance recoveries of $26.5 million and $11.0 million, respectively, related to the 2005 Gulf Coast storms. On July 25, 2007, we executed a sworn statement in proof of loss with our insurers to receive additional insurance recoveries of $11.0 million related to the 2005 Gulf Coast Storms.  This amount was recorded as an insurance recovery receivable in the accompanying condensed consolidated balance sheets (unaudited) as of June 30, 2007.  We also recognized corresponding other operating income of $11.0 million during the three months ended June 30, 2007, as the amount represents the recovery of losses previously recognized in prior periods, of which $5.7 million was allocated to the Performance Products segment and $5.3 million was allocated to the Base Chemicals segment.  We and our insurers are working to reach a settlement on the remainder of the insurance claim, and we can provide no assurance with respect to the ultimate resolution of this matter.

PORT ARTHUR, TEXAS PLANT FIRE

On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site remain shutdown. The damage is significant and, while no assurances can be made, we currently expect operations to restart in the fourth quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10.0 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60.0 million.

During the fourth quarter of 2006, we received insurance recovery advances of $150.0 million, of which $56.4 million was applied to our insurance receivables related to recovery of costs already incurred and $93.6 million was recorded as a deferred insurance recovery gain in “Accrued liabilities” on the accompanying condensed consolidated balance sheet (unaudited) as of December 31, 2006. On March 16, 2007, we executed a sworn statement in proof of loss with our insurers to receive additional recovery advances of $100.0 million, all of which was received as of June 30, 2007. On June 18, 2007, we executed another sworn statement in proof of loss with our insurers to receive additional recovery advances of $55.0 million, of which $18.0 million was received as of June 30, 2007. The remaining $37.0 million was received in July 2007 and was recorded as an insurance receivable in “Other current assets” on the accompanying condensed consolidated balance sheets (unaudited) as of June 30, 2007. The additional aggregate $155.0 million of deferred insurance recovery gain was recorded in “Accrued liabilities.”

During the six months ended June 30, 2007, we incurred expenditures and losses for both property damage and business interruption as a result of the Port Arthur fire. During the six months ended June 30, 2007, we incurred $43.6 million in repair and maintenance costs and $39.3 million of fixed costs during the business interruption period, all of which were charged to the deferred insurance recovery gain.

The following table describes changes to the deferred insurance recovery gain during the six months ended June 30, 2007 (dollars in millions):

Balance as of January 1, 2007	$93.6
Additional insurance recovery advances	155.0
Incurrence of repair and maintenance costs during the six months ended June 30, 2007	(43.6)
Incurrence of fixed costs during the business interuption period during the six months ended June 30, 2007	(39.3)
Balance as of June 30, 2007	$165.7

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

18.          INCOME TAXES

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized.  Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets.  During the second quarter of 2007, we released the valuation allowance on the U.S. net deferred tax assets, primarily as a result of achieving sustained profitability from continuing operations.  As a result, we recorded an incremental non-cash tax provision benefit of approximately $19.8 million to continuing operations. As a result of releasing the U.S. valuation allowance, we and Huntsman International also recorded a tax benefit on the current period, primarily from the impairment of our North American polymers assets which are included in discontinued operations, of $76.3 million and a $7.7 million credit directly to additional paid-in capital related to previous equity transactions.

We adopted the provisions of FIN 48 on January 1, 2007 and recognized a $0.3 million decrease in the liability for unrecognized tax benefits and recorded a corresponding credit to accumulated deficit for the cumulative effect of a change in accounting principle.  As of the adoption date, we had $123.8 million of unrecognized tax benefits of which $100.9 million, if recognized, would affect the effective tax rate.

In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  During the six months ended June 30, 2007, we recognized approximately $1.7 million in income tax expense related to interest and penalties.  We had approximately $12.0 million and $10.3 million accrued for the payment of interest and penalties as of June 30, 2007 and January 1, 2007, respectively.

We conduct business globally and, as a result, we file income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions.  The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Australia	2001 and later
Belgium	2004 and later
China	2002 and later
Germany	2002 and later
Italy	2000 and later
Switzerland	2004 and later
The Netherlands	2003 and later
United Kingdom	1999 and later
United States federal	2002 and later

On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service related to the examination of our federal income tax returns for the years 2002 through 2004.  The Internal Revenue Service proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002.  We believe that these claims are largely without merit and, therefore, will continue to dispute the proposed adjustments.  We believe that adequate provision for this item has been made in the financial statements.

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.  An estimate of the range of possible changes in the unrecognized tax benefits within the next 12 months cannot be made.

Huntsman Corporation

We recorded an income tax expense of $4.4 million for the six months ended June 30, 2007 and expense of $32.3 million for the six months ended June 30, 2006.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Excluding the incremental $19.8 million discrete portion of our valuation allowance release, our effective income tax rates were 25% for the six months ended June 30, 2007 and 12% six months ended June 30, 2006.  These effective tax rates are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, losses in tax jurisdictions where we recognize tax benefits, and earnings in tax jurisdictions with lower statutory rates.  Our effective tax rate increased largely due to income in jurisdictions where we are projected to no longer have a valuation allowance, net increases in operating losses in jurisdictions which do not record a tax benefit, and net increases in operating income in jurisdictions which record a tax expense.

Huntsman International

We recorded an income tax expense of $42.1 million for the six months ended June 30, 2007 and expense of $78.4 million for the six months ended June 30, 2006.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rates were 41% for the six months ended June 30, 2007 and 29% for the six months ended June 30, 2006.  Our effective tax rate increased largely due to income in jurisdictions where we are projected to no longer have a valuation allowance, net increases in operating losses in jurisdictions which do not record a tax benefit, and net increases in operating income in jurisdictions which record a tax expense.

19.          NET INCOME PER SHARE

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

Basic and diluted income weighted average shares are determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding	220,938,218	220,639,403	220,861,287	220,597,624
Dilutive securities:
Stock-based awards	95,872	15,355	105,149	5,869
Preferred stock conversion	12,499,925	12,499,925	12,499,925	12,499,925
Total dilutive shares outstanding assuming conversion	233,534,015	233,154,683	233,466,361	233,103,418

Additional stock-based awards of 6,507,582 and 4,666,495 weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2007 and 2006, respectively, and additional stock-based awards of 6,164,452 and 4,526,394 weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2007 and 2006, respectively, and were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

20.          OPERATING SEGMENT INFORMATION

We report our operations through six operating segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI products, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects(1)	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Polymers(1)(2)(3)	LDPE and LLDPE, polypropylene, EPS and styrene
Base Chemicals(3)	ethylene, propylene and cyclohexane

(1)                     Effective January 1, 2007, the results of our APAO facility are reported in our Materials and Effects segment. These results were previously reported in our Polymers segment. All segment information for prior periods has been reclassified to reflect this transfer.

(2)                     Beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other.  All segment information for prior periods has been restated to reflect this transfer.

(3)                     On June 22, 2007, we entered into the Amended and Restated Agreement with respect to the Pending U.S. Petrochemical Disposition. See “Note 3. Discontinued Operations — North American Polymers Business” and “Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals Business.” On December 29, 2006, we completed the U.K. Petrochemicals Disposition. The operating results of our North American polymers business and European base chemicals and polymers business have been classified as discontinued operations and, accordingly, the revenues of these businesses are excluded from the Polymers and Base Chemicals operating segment revenues, respectively, for all periods presented. The EBITDA of our North American polymers business and European base chemicals and polymers business are included in the Polymers and Base Chemicals segment EBITDA, respectively, for all periods presented. See “Note 3. Discontinued Operations — North American Polymers Business” and “Note 3. Discontinued Operations—Sale of European Base Chemicals and Polymers Business.” On June 27, 2006, we sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment. See “Note 4. Business Dispositions and Combinations—Sale of U.S. Butadiene and MTBE Business.” The PO/MTBE operations in our Polyurethanes segment were not included in this sale.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Sales:
Polyurethanes	$1,010.2	$925.1	$1,850.2	$1,734.2
Materials and Effects	621.5	335.3	1,211.1	658.4
Performance Products	548.4	543.4	1,100.3	1,053.3
Pigments	293.2	276.0	563.4	534.8
Polymers(2)	—	—	—	—
Base Chemicals(3)	141.3	350.6	273.9	797.9
Eliminations and other	(97.0)	(41.4)	(194.4)	(90.6)
Total	$2,517.6	$2,389.0	$4,804.5	$4,688.0

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$158.6	$180.5	$276.9	$339.7
Materials and Effects	52.5	34.2	109.6	69.1
Performance Products	33.2	77.5	105.3	128.4
Pigments	21.9	31.8	45.4	65.1
Polymers(2)	(219.9)	35.2	(206.5)	75.6
Base Chemicals(3)	34.9	138.1	34.4	152.9
Corporate and other(4)	(58.6)	2.0	(100.5)	(50.3)
Total	22.6	499.3	264.6	780.5

Interest expense, net	(70.0)	(94.6)	(143.8)	(181.4)
Income tax benefit (expense) - continuing operations	8.0	(17.4)	(4.4)	(32.3)
Income tax benefit (expense) - discontinued operations	76.3	(6.9)	76.3	(0.4)
Depreciation and amortization	(107.8)	(117.5)	(217.0)	(234.5)
Net (loss) income	$(70.9)	$262.9	$(24.3)	$331.9

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$158.6	$180.5	$276.9	$339.7
Materials and Effects	52.5	34.2	109.6	69.1
Performance Products	33.2	77.5	105.3	128.4
Pigments	21.9	31.8	45.4	65.1
Polymers(2)	(219.9)	35.2	(206.5)	75.6
Base Chemicals(3)	34.9	138.1	34.4	152.9
Corporate and other(4)	(57.6)	(5.2)	(104.1)	(59.5)
Total	23.6	492.1	261.0	771.3

Interest expense, net	(70.1)	(95.7)	(144.4)	(183.7)
Income tax expense - continuing operations	(18.6)	(58.2)	(42.1)	(78.4)
Income tax benefit (expense) - discontinued operations	76.3	(6.9)	76.3	(0.4)
Depreciation and amortization	(102.0)	(110.7)	(205.6)	(220.9)
Net (loss) income	$(90.8)	$220.6	$(54.8)	$287.9

(1)                                 Segment EBITDA is defined as net income before interest, income tax and depreciation and amortization.

(2)                                 Beginning in the second quarter of 2007, the operating results of our North American polymers business are classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

(3)                                 Beginning in the fourth quarter of 2006, the operating results of our European base chemicals and polymers business are classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

(4)                                 EBITDA from corporate and other items includes unallocated corporate overhead, loss on early extinguishment of debt, loss on A/R Securitization Program, unallocated foreign exchange gains or losses, other non-operating income (expense), extraordinary gain (loss) on the acquisition of a business and the operating results of our Australian styrenics business.

21.                              CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

The following condensed consolidating financial information (unaudited) of Huntsman International LLC presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International’s debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. There are no contractual restrictions limiting transfers of cash from Huntsman International’s guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International’s debt on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 30, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$10.2	$11.6	$145.7	$—	$167.5
Accounts and notes receivables, net	61.3	239.7	1,138.0	0.3	1,439.3
Accounts receivable from affiliates	945.4	3,724.7	456.1	(5,073.6)	52.6
Inventories, net	90.6	273.6	988.6	(4.8)	1,348.0
Prepaid expenses	4.3	7.4	17.6	(0.1)	29.2
Deferred income taxes	7.3	65.4	6.3	(4.9)	74.1
Other current assets	3.5	2.3	109.8	—	115.6
Current assets held for sale	51.5	120.5	3.8	—	175.8
Total current assets	1,174.1	4,445.2	2,865.9	(5,083.1)	3,402.1

Property, plant and equipment, net	466.2	1,099.6	2,038.4	2.8	3,607.0
Investment in unconsolidated affiliates	3,016.0	1,387.3	106.4	(4,293.8)	215.9
Intangible assets, net	131.8	(11.3)	59.7	—	180.2
Goodwill	—	87.1	9.4	(4.1)	92.4
Deferred income taxes	48.0	2.7	192.9	—	243.6
Notes receivables from affiliates	4,467.3	1,567.5	(7.5)	(6,027.3)	—
Other noncurrent assets	60.0	120.3	218.2	—	398.5
Noncurrent assets held for sale	45.6	141.6	—	—	187.2

Total assets	$9,409.0	$8,840.0	$5,483.4	$(15,405.5)	$8,326.9

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$103.9	$298.0	$682.0	$—	$1,083.9
Accounts payable to affiliates	3,910.5	478.9	701.7	(5,073.3)	17.8
Accrued liabilities	57.9	273.7	458.8	—	790.4
Deferred income taxes	10.0	—	9.3	—	19.3
Current portion of long-term debt	234.4	0.5	22.3	—	257.2
Current liabilities held for sale	5.3	4.8	—	—	10.1

Total current liabilities	4,322.0	1,055.9	1,874.1	(5,073.3)	2,178.7

Long-term debt	3,362.6	2.3	159.7	—	3,524.6
Long-term debt-affiliates	27.7	4,429.1	1,570.5	(6,027.3)	—
Deferred income taxes	(7.6)	11.9	109.8	(5.0)	109.1
Other noncurrent liabilities	160.8	184.5	597.8	(0.7)	942.4
Noncurrent liabilities held for sale	—	4.7	—	—	4.7
Total liabilities	7,865.5	5,688.4	4,311.9	(11,106.3)	6,759.5

Minority interest in consolidated subsidiaries	—	118.8	17.4	(112.3)	23.9

Members’ equity:
Members’ equity	2,831.3	2,128.6	1,382.4	(3,511.0)	2,831.3
Subsidiary preferred stock	—	73.5	1.4	(74.9)	—
(Accumulated deficit) retained earnings	(1,204.8)	669.1	7.6	(676.7)	(1,204.8)
Accumulated other comprehensive (loss) income	(83.0)	161.6	(237.3)	75.7	(83.0)
Total members’ equity	1,543.5	3,032.8	1,154.1	(4,186.9)	1,543.5

Total liabilities and members’ equity	$9,409.0	$8,840.0	$5,483.4	$(15,405.5)	$8,326.9

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$248.5	$661.8	$1,589.0	$—	$2,499.3
Related party sales	125.0	85.4	263.3	(455.4)	18.3
Total revenues	373.5	747.2	1,852.3	(455.4)	2,517.6
Cost of goods sold	294.1	679.2	1,611.8	(453.8)	2,131.3

Gross profit	79.4	68.0	240.5	(1.6)	386.3
Selling, general and administrative	55.9	25.9	138.3	(0.2)	219.9
Research and development	10.6	8.2	17.4	—	36.2
Other operating expense (income)	2.0	(17.7)	17.1	—	1.4
Restructuring, impairment and plant closing (credits) costs	—	(0.5)	13.7	—	13.2

Operating income	10.9	52.1	54.0	(1.4)	115.6
Interest income (expense), net	4.8	(43.4)	(31.5)	—	(70.1)
Loss on accounts receivable securitization program	(0.2)	(2.7)	(1.8)	—	(4.7)
Equity in (loss) income of investment in affiliates and subsidiaries	(106.6)	68.4	5.1	38.2	5.1
Other (expense) income	(1.6)	5.4	(1.0)	(4.1)	(1.3)
(Loss) income from continuing operations before income taxes and minority interest	(92.7)	79.8	24.8	32.7	44.6
Income tax benefit (expense)	10.4	(13.9)	(15.1)	—	(18.6)
Minority interest in subsidiaries’ loss	—	4.1	11.2	(4.2)	11.1
(Loss) income from continuing operations	(82.3)	70.0	20.9	28.5	37.1
(Loss) income from discontinued operations, net of tax	(11.7)	(129.2)	21.9	—	(119.0)
Extraordinary gain (loss) on the acquisition of a business, net of tax	3.2	—	(12.1)	—	(8.9)
Net (loss) income	$(90.8)	$(59.2)	$30.7	$28.5	$(90.8)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$231.0	$946.5	$1,182.7	$—	$2,360.2
Related party sales	67.6	82.6	205.4	(326.8)	28.8
Total revenues	298.6	1,029.1	1,388.1	(326.8)	2,389.0
Cost of goods sold	215.5	894.3	1,206.5	(326.0)	1,990.3

Gross profit	83.1	134.8	181.6	(0.8)	398.7
Selling, general and administrative	56.8	23.6	90.9	(0.3)	171.0
Research and development	8.9	7.5	9.7	—	26.1
Other operating expense (income)	15.1	(106.1)	(4.0)	—	(95.0)
Restructuring, impairment and plant closing costs (credits)	0.1	10.3	(1.6)	—	8.8

Operating income	2.2	199.5	86.6	(0.5)	287.8
Interest expense, net	(51.3)	(3.8)	(40.6)	—	(95.7)
Gain (loss) on accounts receivable securitization program	3.3	(4.6)	(2.3)	—	(3.6)
Equity in income of investment in affiliates and subsidiaries	260.9	75.8	1.4	(336.7)	1.4
Other (expense) income	(1.3)	5.3	0.8	(4.2)	0.6
Income from continuing operations before income taxes and minority interest	213.8	272.2	45.9	(341.4)	190.5
Income tax expense	(2.1)	(41.1)	(15.0)	—	(58.2)
Minority interest in subsidiaries’ income	—	(28.3)	(0.3)	28.3	(0.3)
Income from continuing operations	211.7	202.8	30.6	(313.1)	132.0
Income from discontinued operations, net of tax	4.4	18.6	19.5	—	42.5
Extraordinary gain on the acquisition of a business, net of tax	4.5	—	41.6	—	46.1
Net income	$220.6	$221.4	$91.7	$(313.1)	$220.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$472.8	$1,274.7	$3,020.7	$—	$4,768.2
Related party sales	249.1	163.3	510.1	(886.2)	36.3
Total revenues	721.9	1,438.0	3,530.8	(886.2)	4,804.5
Cost of goods sold	558.2	1,276.8	3,074.4	(884.7)	4,024.7

Gross profit	163.7	161.2	456.4	(1.5)	779.8
Selling, general and administrative	105.1	48.9	275.8	(0.4)	429.4
Research and development	20.3	16.5	32.7	—	69.5
Other operating expense (income)	7.0	(23.2)	21.5	—	5.3
Restructuring, impairment and plant closing (credits) costs	—	(0.4)	24.8	—	24.4

Operating income	31.3	119.4	101.6	(1.1)	251.2
Interest income (expense), net	4.4	(85.1)	(63.7)	—	(144.4)
Gain (loss) on accounts receivable securitization program	0.2	(4.6)	(4.6)	—	(9.0)
Equity in (loss) income of investment in affiliates and subsidiaries	(88.6)	82.5	7.3	6.1	7.3
Other (expense) income	(3.4)	5.4	(0.5)	(4.1)	(2.6)
(Loss) income from continuing operations before income taxes and minority interest	(56.1)	117.6	40.1	0.9	102.5
Income tax benefit (expense)	11.0	(25.7)	(27.4)	—	(42.1)
Minority interest in subsidiaries’ loss	—	0.1	10.8	(0.2)	10.7
(Loss) income from continuing operations	(45.1)	92.0	23.5	0.7	71.1
(Loss) income from discontinued operations, net of tax	(8.3)	(131.7)	20.6	—	(119.4)
Extraordinary loss on the acquisition of a business, net of tax	(1.4)	—	(5.1)	—	(6.5)
Net (loss) income	$(54.8)	$(39.7)	$39.0	$0.7	$(54.8)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$441.6	$1,948.6	$2,247.5	$—	$4,637.7
Related party sales	126.7	168.3	423.1	(667.8)	50.3
Total revenues	568.3	2,116.9	2,670.6	(667.8)	4,688.0
Cost of goods sold	414.2	1,859.0	2,319.4	(665.2)	3,927.4

Gross profit	154.1	257.9	351.2	(2.6)	760.6
Selling, general and administrative	115.4	44.8	171.3	(0.5)	331.0
Research and development	20.3	14.1	18.9	—	53.3
Other operating expense (income)	23.8	(115.0)	(3.1)	—	(94.3)
Restructuring, impairment and plant closing costs	—	11.9	5.2	—	17.1

Operating (loss) income	(5.4)	302.1	158.9	(2.1)	453.5
Interest expense, net	(100.5)	(7.1)	(76.1)	—	(183.7)
Gain (loss) on accounts receivable securitization program	5.4	(5.3)	(6.0)	—	(5.9)
Equity in income of investment in affiliates and subsidiaries	374.5	86.4	2.1	(460.9)	2.1
Other (expense) income	(1.3)	5.3	0.3	(4.2)	0.1
Income from continuing operations before income taxes and minority interest	272.7	381.4	79.2	(467.2)	266.1
Income tax expense	(3.0)	(48.8)	(26.6)	—	(78.4)
Minority interest in subsidiaries’ income	—	(38.4)	(0.6)	38.3	(0.7)
Income from continuing operations	269.7	294.2	52.0	(428.9)	187.0
Income from discontinued operations, net of tax	13.7	38.2	2.9	—	54.8
Extraordinary gain on the acquisition of a business, net of tax	4.5	—	41.6	—	46.1
Net income	$287.9	$332.4	$96.5	$(428.9)	$287.9

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$590.7	$(460.0)	$(65.4)	$(5.3)	$60.0

Investing activities:
Capital expenditures	(14.9)	(151.3)	(116.6)	—	(282.8)
Acquisition of business, net of cash acquired and post-closing adjustments	—	—	26.9	—	26.9
Proceeds from sale of assets	—	—	15.8	—	15.8
Investment in affiliates, net	42.7	(1.3)	(15.4)	(42.7)	(16.7)
Other, net	—	—	(0.5)	—	(0.5)
Net cash provided by (used in) investing activities	27.8	(152.6)	(89.8)	(42.7)	(257.3)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	218.5	—	(13.5)	—	205.0
Net repayments on overdraft facilities	—	—	(0.2)	—	(0.2)
Repayments of long-term debt	(313.0)	(0.3)	(4.2)	—	(317.5)
Proceeds from long-term debt	249.5	—	16.6	—	266.1
Intercompany (repayments) borrowings	(739.3)	742.2	(2.9)	—	—
Repayments on note payable	(36.8)	—	(1.3)	—	(38.1)
Proceeds from notes payable	—	—	4.5	—	4.5
Call premiums related to early extinguishment of debt	(1.2)	—	—	—	(1.2)
Debt issuance cost paid	(4.2)	—	—	—	(4.2)
(Distribution to) contribution from parent, net	—	(116.8)	68.8	48.0	—
Other	0.1	(0.9)	—	—	(0.8)
Net cash (used in) provided by financing activities	(626.4)	624.2	67.8	48.0	113.6

Effect of exchange rate changes on cash	—	—	5.2	—	5.2

(Decrease) increase in cash and cash equivalents	(7.9)	11.6	(82.2)	—	(78.5)
Cash and cash equivalents at beginning of period	18.1	—	227.9	—	246.0
Cash and cash equivalents at end of period	$10.2	$11.6	$145.7	$—	$167.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006
(Dollars in Millions)

	Parent Company	Guarantors	Non- Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$797.3	$(403.9)	$(69.9)	$(5.4)	$318.1

Investing activities:
Capital expenditures	(13.6)	(27.0)	(170.7)	—	(211.3)
Acquisition of business, net of cash acquired	(5.8)	—	(130.2)	—	(136.0)
Proceeds from sale of assets	—	192.7	8.4	—	201.1
Investment in affiliates, net	(405.2)	(7.5)	(14.1)	412.4	(14.4)
Other, net	—	—	(32.9)	—	(32.9)
Net cash (used in) provided by investing activities	(424.6)	158.2	(339.5)	412.4	(193.5)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1.9)	—	(1.9)
Net repayments on overdraft facilities	—	—	(6.2)	—	(6.2)
Repayments of long-term debt	(50.1)	(0.6)	(18.8)	—	(69.5)
Intercompany (repayments) borrowings	(291.2)	249.1	454.5	(412.4)	—
Proceeds from long-term debt	—	—	22.9	—	22.9
Repayments on note payable	(19.6)	(0.9)	—	—	(20.5)
Contribution from minority shareholders	—	—	6.2	—	6.2
Dividends paid	—	(5.4)	—	5.4	—
Other, net	(2.7)	(0.7)	3.4	—	—
Net cash (used in) provided byfinancing activities	(363.6)	241.5	460.1	(407.0)	(69.0)

Effect of exchange rate changes on cash	(0.2)	(0.8)	(0.9)	—	(1.9)

Increase (decrease) in cash and cash equivalents	8.9	(5.0)	49.8	—	53.7
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5
Cash and cash equivalents at end of period	$18.9	$2.9	$164.4	$—	$186.2

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

OVERVIEW

Business

We are among the world’s largest global manufacturers of differentiated chemical products; we also manufacture inorganic and commodity chemical products. Our products comprise a broad range of chemicals and formulations, which we market in more than 100 countries to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI products, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our businesses benefit from vertical integration, large production scale in certain products and proprietary manufacturing technologies, which allow us to maintain a low-cost position. We had revenues for the six months ended June 30, 2007 and 2006 of $4,804.5 million and $4,688.0 million, respectively.

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

The profitability of our Polymers and Base Chemicals segments has historically been cyclical in nature. The industry has recently operated in an up cycle that resulted primarily from strong demand reflecting global economic conditions and the fact that there have been no recent capacity additions in our markets. However, volatile crude oil and natural gas-based raw materials costs and a recent weakening in demand could negatively impact the profitability of our Polymers and Base Chemicals segments. In addition, the profitability of our Base Chemicals segment was negatively impacted in 2006 and will be negatively impacted in 2007 by the fire at our Port Arthur, Texas manufacturing plant. During 2006, we sold our U.S. butadiene and MTBE business and our European base chemicals and polymers business. On February 15, 2007, we announced the Pending U.S. Petrochemical Disposition and on August 1, 2007, we sold our North American polymers business. For more information, see “Note 3.  Discontinued Operations — North American Polymers Business” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Recent Developments

Pending Sale of Our Company

On July 12, 2007, we entered into the Merger Agreement with Hexion and Merger Sub, under which Hexion has agreed to acquire all of the issued and outstanding shares of our common stock pursuant to a merger under Delaware law. Under the terms of the Merger Agreement, Merger Sub will be merged with and into our company, with our company continuing as the surviving corporation and as a wholly-owned subsidiary of Hexion.

If the Merger is completed, each share of our common stock that our stockholders own at the effective time of the Merger (unless the stockholder properly exercises appraisal rights under Delaware law) will be cancelled and converted into the right to receive, without interest, $28.00 in cash, plus, if the Merger is not consummated by the Adjustment Date, April 5, 2008, an amount in cash equal to the excess, if any, of $0.006137 per day for each day after the Adjustment Date through and including the date on which the Merger is effected over any cash dividends or distributions declared, made or paid from and after the Adjustment Date through and including the date on which the Merger is effected, less any applicable withholding taxes. After the Merger is completed, any shares of our common stock owned by our stockholders immediately prior to the effective time of the Merger and converted in the Merger will thereafter represent only the right to receive the Merger Consideration (or the right to the fair value of such shares if appraisal is properly demanded and perfected) and they will no longer have any rights as a stockholder.

Prior to entering into the Merger Agreement, we terminated the Basell Agreement and paid Basell the $200 million termination fee required under the terms of the Basell Agreement. One-half of the termination fee was funded by Hexion and we could be required to pay Hexion such amount under certain circumstances in connection with a termination of the Merger Agreement. The closing price of our common stock on June 25, 2007, the last trading day prior to announcement of the execution of the Basell Agreement on June 26, 2007, was $18.90 per share.

After receiving a buyout offer from a prominent private equity fund on May 15, 2007, our board of directors formed a transaction committee comprised solely of independent directors and authorized management to engage a financial advisor to assist in conducting an appropriate process for the board of directors to evaluate and respond to the buyout offer. We engaged Merrill Lynch and invited them to contact a select list of parties that were likely to have an interest in an acquisition of our company. During the following two weeks, Merrill Lynch contacted numerous parties regarding a potential sale of our Company. Ultimately we received three written proposals, including from Apollo Management L.P., on behalf of Hexion, and from Basell. On June 25, 2007, after significant negotiations with Apollo and Basell, we entered into the Basell Agreement providing for the acquisition of all outstanding shares of our common stock at a price of $25.25 per share and made a public announcement setting forth the principal terms of the Basell Agreement. On June 29, 2007, Apollo delivered a letter to our board of directors offering to enter into a merger agreement providing for the acquisition of all outstanding shares of our common stock at a price of $27.25 per share. On July 12, 2007, more than a week after public announcement of the new offer by Apollo, we terminated the Basell Agreement, entered into the Merger Agreement with Hexion and publicly announced the principal terms of the Merger Agreement, including the acquisition price of $28.00 per share of our common stock. Since our announcement of the proposed sale of the Company to Basell more than a month ago, we have not received any competing proposals from any parties other than the offer from Hexion which we accepted and announced on July 12, 2007. Under the terms of the Merger Agreement with Hexion, we are not permitted to, among other things and subject to certain specified exceptions where our board of directors makes certain determinations, (i) initiate, solicit or knowingly encourage or facilitate any inquiries, proposals or offers that constitute, or could reasonably be expected to lead to, a competing proposal, (ii) enter into, participate or engage in discussions or negotiations with third parties regarding any inquiries, proposals or offers that constitute, or could reasonably be expected to lead to, a competing proposal, or (iii) furnish or provide any non-public information to any third parties with respect to, any inquiries, proposals or offers that constitute, or could reasonably be expected to lead to, a competing proposal.

Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions. We and Hexion are required to complete the Merger unless certain specified conditions are not satisfied or waived. These conditions include, among others (i) adoption of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, (ii) receipt of certain regulatory approvals or expiration of required waiting periods under U.S. and other competition laws, and (iii) no material adverse effect occurring with respect to us or our business prior to the effective time of the Merger. There can be no assurance the conditions to consummation of the Merger will be satisfied or waived. For a complete list of the conditions that must be satisfied or waived prior to the effective time of the Merger, please review the Merger Agreement filed as an exhibit to our Current Report on Form 8-K on July 13, 2007.

For the purposes of the Merger Agreement, a "material adverse effect" with respect to us means any occurrence, condition, change, event or effect that is materially adverse to the financial condition, business, or results of operations of our Company and its subsidiaries, taken as a whole, subject to certain specified exceptions relating to or resulting from:

•      changes in general economic or financial market conditions or in the chemical industry generally (including changes in commodity prices, general market prices and regulatory changes affecting the chemical industry generally), except and only to the extent that such change has had a disproportionate effect on us and our subsidiaries compared to other persons engaged in the chemical industry;

•      the outbreak or escalation of hostilities involving the United States, the declaration by the United States of war or the occurrence of any natural disasters and acts of terrorism, except in the event, and only to the extent, of any damage or destruction to or loss of our physical properties;

•      the announcement or pendency of the Merger;

•      any change in GAAP, or in the interpretation thereof, or any change in law, or in the interpretation thereof;

•      compliance by us with the terms of the Merger Agreement or actions permitted by the Merger Agreement (or otherwise consented to by Hexion) or effectuating Hexion's debt financing; or

•      any divestiture action taken to ensure regulatory clearance.

The Merger Agreement provides that Hexion will have up to nine months (and an additional three months at Hexion's election), plus under certain circumstances a further 90-day extension, to close the Merger. The Merger Agreement generally can be terminated by either party if the Merger is not consummated within that time. We cannot predict the exact timing of the effective time of the Merger or whether the Merger will be consummated because it is subject to certain conditions which are not within our control, such as expiration of waiting periods or grants of approvals under competition laws in certain jurisdictions, including the United States and the European Union. We do not expect the Merger to occur prior to the end of the 2007 calendar year.

The Merger Agreement also contains certain termination rights, including if our board of directors or a committee thereof changes its recommendation to our stockholders in connection with a superior proposal (as defined in the Merger Agreement), and provides for break-up fees in various circumstances. Pursuant to the Merger Agreement, we have agreed to pay Hexion a fee of $225 million plus an amount equal to $100 million, representing the portion of the $200 million termination fee paid to Basell that was funded by Hexion, if we or Hexion terminates the Merger Agreement in certain circumstances, including where (i) our board of directors or the transaction committee thereof has withdrawn, modified or changed, in any manner that is adverse to Hexion, its approval or recommendation that holders of our common stock approve and adopt the Merger Agreement and the Merger; (ii) a tender or exchange offer that would constitute a competing proposal (as defined in the Merger Agreement) is commenced and our board of directors or the transaction committee thereof fails to recommend against acceptance of such tender or exchange offer within 10 business days; or (iii) we, our board of directors or the transaction committee thereof has approved or recommended any competing proposal or approves any agreement relating to any competing proposal (other than a permitted confidentiality agreement).

We have also agreed that if either we or Hexion terminates the Merger Agreement after failure of our common stockholders to adopt the Merger Agreement and, within 12 months after the date of the stockholders' meeting, we enter into a definitive agreement with respect to or consummate a competing proposal, then we have agreed to pay Hexion at the closing or other consummation of such competing proposal:

•      the Reimbursement Amount if, at the time of the meeting, less than 50.1% of the total issued and outstanding voting power of our common stock is contractually committed to vote in favor of the adoption of the Merger Agreement; or

•      a fee of $225 million plus the Reimbursement Amount if, at the time of the meeting, there existed a publicly announced bona fide competing proposal that was not withdrawn at least five business days prior to the date of the meeting.

Hexion has agreed in the Merger Agreement to pay us a fee of $325 million if:

•      (i) either we or Hexion terminate the Merger Agreement because a governmental agency has issued a final non-appealable order, decree, ruling or injunction or taken any other action permanently restraining, enjoining or otherwise prohibiting the consummation of the Merger or any law or regulation is adopted that makes consummation of the Merger illegal or otherwise prohibited and (ii) at the same time there exists an Antitrust Prohibition prohibiting the consummation of the Merger;

•      either we or Hexion terminate the Merger Agreement because the Merger has not been consummated by the termination date and the condition to consummation of the Merger related to the receipt of regulatory approvals has not been met or there exists an Antitrust Prohibition;

•      we terminate the Merger Agreement due to a breach by Hexion or Merger Sub of their covenants related to making filings and seeking and obtaining approval of regulatory authorities or their covenants related to obtaining the required financing; or

•      we terminate the Merger Agreement because Hexion fails to consummate the Merger when all of the conditions to its obligations to close have been satisfied or waived (except those conditions that, by their nature, can only be satisfied at closing) and the Merger has not been consummated on or prior to the termination date.

We and Hexion have agreed that the non-terminating party will pay to the terminating party the Reimbursement Amount if the Merger Agreement is terminated by either party as a result of a willful or intentional breach by the other party. In addition, no termination of the Merger Agreement will relieve any party from liability for damages for a knowing and intentional breach of any covenant under the Merger Agreement.

In connection with the execution of the Merger Agreement, Hexion entered into the Voting Agreements with certain stockholders, including MatlinPatterson, the Huntsman family and the Fidelity Charitable Gift Fund, who at the time of signing collectively owned approximately 57% of our outstanding common stock. Pursuant to the terms of the Voting Agreements, the stockholders that are a party thereto have agreed to vote the shares of common stock that they hold as of the record date in favor of the adoption of the Merger Agreement and against any competing proposal. The Voting Agreement binding MatlinPatterson requires it to retain in HMP Equity Trust at least 19,870,000 shares (or 9.0% of our outstanding common stock) through the closing of the Merger. Such 19,870,000 shares, however, may be sold if we agree that certain criteria are satisfied or if the new owner grants all voting rights with respect to the purchased shares to HMP Equity Trust or to Jon M. Huntsman. At present, HMP Equity Trust continues to hold such 19,870,000 shares. However, on August 6, 2007, MatlinPatterson sold 56,979,062 shares. Accordingly, less than a majority of our shares of outstanding common stock are subject to the Voting Agreements.

Pending Metrochem Acquisition

On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Ltd for $46.5 million in cash.  The division to be acquired by us is a textile dyes and intermediates manufacturer based in Baroda, India. The transaction, which is subject to regulatory approvals, is expected to close in January 2008.

North American Base Chemicals and Polymers Business Assets

On February 15, 2007, we entered into the Original Agreement pursuant to which FHR agreed to acquire our North American base chemicals and polymers business assets for approximately $456 million in cash, plus the value of inventory on the date of closing. We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated for cash in the ordinary course of business.  On June 22, 2007, we entered into the Amended and Restated Agreement with FHR that amends certain terms of the Original Agreement to, among other things, provide for the closing of the North American Polymers Disposition on August 1, 2007 for $150 million plus the value of associated inventory on an average actual cost basis.  We received total consideration for the North American Polymers Disposition of approximately $348 million, which is subject to post-closing adjustments.  The net proceeds from the North American Polymers Disposition were used to repay debt.  As of June 22, 2007, the North American polymers business was classified as held for sale and its results of operations for current and prior periods have been classified as discontinued operations in our financial statements in accordance with SFAS No. 144.  We recorded a pretax impairment charge of $240.0 million during the three months ended June 30, 2007 related to the North American Polymers Disposition.

The Amended and Restated Agreement also provides for the separate closing of the Pending U.S. Base Chemicals Disposition for the remaining $306 million of sales price plus the value of associated inventory on an average actual cost basis (approximately $60 million at June 30, 2007), following the re-start of our Port Arthur, Texas olefins manufacturing facility which is expected during the fourth quarter of 2007. For more information, see “Note 4. Business Dispositions and Combinations – Agreement to Sell U.S. Base Chemicals Business” and “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. As of June 30, 2007, these assets were classified as held and used in accordance with SFAS No. 144 because these assets were not immediately available for sale in their present condition due to the required repair and restart of the Port Arthur, Texas facility. We tested these assets for recoverability using expected future cash flows, including the expected proceeds from the Port Arthur fire insurance recovery, and concluded that the expected future cash flows were in excess of the carrying value of the business expected to be sold. Therefore, we did not recognize an impairment charge as of June 30, 2007. We will continue to assess these assets for recoverability during 2007 through the sale date. Upon the restart of the Port Arthur facility, we expect that the carrying value of the business to be sold, which will increase as we rebuild the plant, will exceed the sales price and we will recognize a loss on disposal. We expect to incur an estimated pretax loss in connection with the Pending U.S. Base Chemicals Disposition of between $150 million and $175 million.

RESULTS OF OPERATIONS

For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the six months ended June 30, 2007 and 2006 (dollars in millions):

Huntsman Corporation

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2007	2006	Change	2007	2006	Change

Total revenues	$2,517.6	$2,389.0	5%	$4,804.5	$4,688.0	2%
Cost of goods sold	2,137.9	1,993.6	7%	4,032.8	3,934.7	2%

Gross profit	379.7	395.4	(4)%	771.7	753.3	2%

Operating expense	257.7	102.8	151%	504.4	291.5	73%
Restructuring, impairment and plant closing costs	13.2	8.8	50%	24.4	17.1	43%
Operating income	108.8	283.8	(62)%	242.9	444.7	(45)%

Interest expense, net	(70.0)	(94.6)	(26)%	(143.8)	(181.4)	(21)%
Loss on sale of accounts receivable	(4.7)	(3.6)	31%	(9.0)	(5.9)	53%
Equity in income of investment in unconsolidated affiliates	5.1	1.4	264%	7.3	2.1	248%
Other (expense) income	(1.3)	0.6	NM	(2.1)	0.1	NM
Income from continuing operations before income taxes and minority interest	37.9	187.6	(80)%	95.3	259.6	(63)%
Income tax benefit (expense)	8.0	(17.4)	NM	(4.4)	(32.3)	(86)%
Minority interests in subsidiaries’ loss (income)	11.1	(0.3)	NM	10.7	(0.7)	NM
Income from continuing operations	57.0	169.9	(66)%	101.6	226.6	(55)%

(Loss) income from discontinued operations, net of tax	(119.0)	42.5	NM	(119.4)	54.8	NM
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(8.9)	50.5	NM	(6.5)	50.5	NM
Net (loss) income	(70.9)	262.9	NM	(24.3)	331.9	NM

Interest expense, net	70.0	94.6	(26)%	143.8	181.4	(21)%
Income tax (benefit) expense—continuing operations	(8.0)	17.4	NM	4.4	32.3	(86)%
Income tax (benefit) expense—discontinued operations	(76.3)	6.9	NM	(76.3)	0.4	NM
Depreciation and amortization	107.8	117.5	(8)%	217.0	234.5	(7)%
EBITDA(1)	$22.6	$499.3	(95)%	$264.6	$780.5	(66)%

Net cash provided by operating activities				$85.3	$323.5	(74)%
Net cash used in investing activites				(250.1)	(186.3)	34%
Net cash provided by (used in) financing activities				63.9	(78.0)	NM

NM—Not Meaningful

Huntsman International

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2007	2006	Change	2007	2006	Change

Total revenues	$2,517.6	$2,389.0	5%	$4,804.5	$4,688.0	2%
Cost of goods sold	2,131.3	1,990.3	7%	4,024.7	3,927.4	2%

Gross profit	386.3	398.7	(3)%	779.8	760.6	3%

Operating expense	257.5	102.1	152%	504.2	290.0	74%
Restructuring, impairment and plant closing costs	13.2	8.8	50%	24.4	17.1	43%
Operating income	115.6	287.8	(60)%	251.2	453.5	(45)%

Interest expense, net	(70.1)	(95.7)	(27)%	(144.4)	(183.7)	(21)%
Loss on sale of accounts receivable	(4.7)	(3.6)	31%	(9.0)	(5.9)	53%
Equity in income of investment in unconsolidated affiliates	5.1	1.4	264%	7.3	2.1	248%
Other (expense) income	(1.3)	0.6	NM	(2.6)	0.1	NM
Income from continuing operations before income taxes and minority interest	44.6	190.5	(77)%	102.5	266.1	(61)%
Income tax expense	(18.6)	(58.2)	(68)%	(42.1)	(78.4)	(46)%
Minority interests in subsidiaries’ loss (income)	11.1	(0.3)	NM	10.7	(0.7)	NM
Income from continuing operations	37.1	132.0	(72)%	71.1	187.0	(62)%

(Loss) income from discontinued operations, net of tax	(119.0)	42.5	NM	(119.4)	54.8	NM
Extraordinary (loss) gain on the acquisition of a business, net of tax of nil	(8.9)	46.1	NM	(6.5)	46.1	NM
Net (loss) income	(90.8)	220.6	NM	(54.8)	287.9	NM

Interest expense, net	70.1	95.7	(27)%	144.4	183.7	(21)%
Income tax expense—continuing operations	18.6	58.2	(68)%	42.1	78.4	(46)%
Income tax (benefit) expense—discontinued operations	(76.3)	6.9	NM	(76.3)	0.4	NM
Depreciation and amortization	102.0	110.7	(8)%	205.6	220.9	(7)%
EBITDA(1)	$23.6	$492.1	(95)%	$261.0	$771.3	(66)%

Net cash provided by operating activities				$60.0	$318.1	(81)%
Net cash used in investing activites				(257.3)	(193.5)	33%
Net cash provided by (used in) financing activities				113.6	(69.0)	NM

NM—Not Meaningful

For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Loss on early extinguishment of debt	$(0.4)	$—	$(1.8)	$—
Loss on accounts receivable securitization program	(4.7)	(3.6)	(9.0)	(5.9)
Legal and contract settlement charges, net	(6.3)	—	(6.3)	—
Amounts included in discontinued operations	(184.6)	75.0	(174.3)	107.1
(Loss) gain on sale of businesses/assets, net	(0.7)	92.4	1.6	92.4
Recovery of property losses	—	8.8	—	8.8
Extraordinary (loss) gain on the acquisition of a business	(8.9)	50.5	(6.5)	50.5

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	—	—	2.2
Materials and Effects	(8.6)	0.3	(14.4)	(2.0)
Performance Products	(0.3)	(0.5)	(0.4)	(1.5)
Pigments	1.0	(0.1)	1.5	(2.6)
Polymers	—	—	—	—
Base Chemicals - Port Arthur outage	—	(9.4)	—	(9.4)
Base Chemicals - other	—	1.6	—	1.1
Corporate and other	(5.3)	(0.7)	(11.1)	(4.9)
Total restructuring, impairment and plant closing costs	(13.2)	(8.8)	(24.4)	(17.1)

Total	$(218.8)	$214.3	$(220.7)	$235.8

Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Loss on early extinguishment of debt	$(0.4)	$—	$(2.2)	$—
Loss on accounts receivable securitization program	(4.7)	(3.6)	(9.0)	(5.9)
Legal and contract settlement charges, net	(6.3)	—	(6.3)	—
Amounts included in discontinued operations	(184.6)	75.0	(174.3)	107.1
(Loss) gain on sale of business/assets, net	(0.7)	92.4	1.6	92.4
Recovery of property losses	—	8.8	—	8.8
Extraordinary (loss) gain on the acquisition of a business	(8.9)	46.1	(6.5)	46.1

Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	—	—	2.2
Materials and Effects	(8.6)	0.3	(14.4)	(2.0)
Performance Products	(0.3)	(0.5)	(0.4)	(1.5)
Pigments	1.0	(0.1)	1.5	(2.6)
Polymers	—	—	—	—
Base Chemicals - Port Arthur outage	—	(9.4)	—	(9.4)
Base Chemicals - other	—	1.6	—	1.1
Corporate and other	(5.3)	(0.7)	(11.1)	(4.9)
Total restructuring, impairment and plant closing costs	(13.2)	(8.8)	(24.4)	(17.1)

Total	$(218.8)	$209.9	$(221.1)	$231.4

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

For each of our Company and Huntsman International, the following tables reconcile EBITDA to net (loss) income and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Six months ended June 30,		Percent
	2007	2006	Change

EBITDA	$264.6	$780.5	(66)%
Depreciation and amortization	(217.0)	(234.5)	(7)%
Interest expense, net	(143.8)	(181.4)	(21)%
Income tax expense - continuing operations	(4.4)	(32.3)	(86)%
Income tax benefit (expense) - discontinued operations	76.3	(0.4)	NM
Net (loss) income	(24.3)	331.9	NM
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(50.5)	NM
Equity in income of investment in unconsolidated affiliates	(7.3)	(2.1)	248%
Depreciation and amortization	217.0	234.5	(7)%
Gain on disposal of businesses/assets	(1.6)	(92.4)	(98)%
Noncash restructuring, impairment and plant closing costs	251.7	12.3	NM
Loss on early extinguishment of debt	1.8	—	NM
Noncash interest expense	2.0	2.1	(5)%
Deferred income taxes	(88.6)	18.4	NM
Unrealized (gain) loss on foreign currency transactions	(7.5)	26.9	NM
Other, net	15.4	2.0	670%
Changes in operating assets and liabilites	(279.8)	(159.6)	75%
Net cash provided by operating activities	$85.3	$323.5	(74)%

Huntsman International

	Six months ended June 30,		Percent
	2007	2006	Change

EBITDA	$261.0	$771.3	(66)%
Depreciation and amortization	(205.6)	(220.9)	(7)%
Interest expense, net	(144.4)	(183.7)	(21)%
Income tax expense - continuing operations	(42.1)	(78.4)	(46)%
Income tax benefit (expense) - discontinued operations	76.3	(0.4)	NM
Net (loss) income	(54.8)	287.9	NM
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(46.1)	NM
Equity in income of investment in unconsolidated affiliates	(7.3)	(2.1)	248%
Depreciation and amortization	205.6	220.9	(7)%
Gain on disposal of businesses/assets	(1.6)	(92.4)	(98)%
Noncash restructuring, impairment and plant closing costs	251.7	12.3	NM
Loss on early extinguishment of debt	2.2	—	NM
Noncash interest expense	2.3	4.1	(44)%
Deferred income taxes	(50.9)	64.5	NM
Unrealized (gain) loss on foreign currency transactions	(7.5)	26.9	NM
Other, net	(13.2)	4.4	NM
Changes in operating assets and liabilites	(273.0)	(162.3)	68%
Net cash provided by operating activities	$60.0	$318.1	(81)%

NM—Not Meaningful

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

For the three months ended June 30, 2007, we had a net loss of $70.9 million on revenues of $2,517.6 million, compared with net income of $262.9 million on revenues of $2,389.0 million for the 2006 period. For the three months ended June 30, 2007, Huntsman International had a net loss of $90.8 million on revenues of $2,517.6 million compared with net income of $220.6 million on revenues of $2,389.0 million for the 2006 period. The decrease of $333.8 million in our net income and the decrease of $311.4 million in Huntsman International’s net income were the result of the following items:

•                  Revenues for the three months ended June 30, 2007 increased by $128.6 million as compared with the 2006 period due principally to higher sales volumes in our Polyurethanes, Pigments and Materials and Effects segments and higher average selling prices in our Polyurethanes, Materials and Effects and Performance Products segments.  Higher volumes and selling prices in the above segments were partially offset by lower sales volumes in our Performance Products and Base Chemicals segments and lower average selling prices in our Pigments and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•                  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2007 decreased by $15.7 million and $12.4 million, or 4% and 3%, respectively, as compared with the 2006 period.  Higher gross profit in our Materials and Effects segment resulting from the Textiles Effects Acquisition on June 30, 2006 was more than offset by decreased gross profit in our Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals segments. For more information, see “—Segment Analysis” below.

•                  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2007 increased by $154.9 million and $155.4 million, respectively, as compared with the 2006 period. The increase was primarily due to the Textile Effects Acquisition on June 30, 2006, partially offset by a reduction in operating expenses and gain on disposal as a result of the sale of our U.S. butadiene and MTBE business on June 27, 2006.

•                  Restructuring, impairment and plant closing costs for the three months ended June 30, 2007 increased to $13.2 million from $8.8 million in the 2006 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  Our net interest expense and the net interest expense of Huntsman International for the three months ended June 30, 2007 decreased by $24.6 million and $25.6 million, or 26% and 27%, respectively, as compared with the 2006 period. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt and from lower average interest rates.

•                    Our income tax benefit increased by $25.4 million to a benefit of $8.0 million for the three months ended June 30, 2007 as compared with an expense of $17.4 million for the same period in 2006. Huntsman International’s income tax expense decreased by $39.6 million to an expense of $18.6 million for the three months ended June 30, 2007 as compared with an expense of $58.2 million for the same period in 2006.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.  Our tax expense decreased largely due to decreased pre-tax income and the release of the valuation allowance on U.S. net deferred tax assets.  Huntsman International’s tax expense decreased largely due to decreased pre-tax income.  On July 19, 2007, the United Kingdom reduced its statutory tax rate from 30% to 28% for periods beginning after April 1, 2008.  This change in statutory rate will result in a decrease to our United Kingdom deferred tax assets of approximately $7.7 million with a corresponding increase to income tax expense in the third quarter of 2007.

•                  Loss from discontinued operations for the three months ended June 30, 2007 increased by $161.5 million as compared with the same period in 2006. The loss from discontinued operations represents the operating results and impairment of our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see “Note 3. Discontinued Operations” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  On June 30, 2006, we completed the Textile Effects Acquisition. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the values of all long-lived assets were reduced to zero and we recorded an extraordinary gain on the acquisition of this business in 2006. During the three months ended June 30, 2007, we adjusted the preliminary purchase price allocation and recorded a reduction to our extraordinary gain on the acquisition of $8.9 million. For more information, see “Note 4. Business Dispositions and Combinations—Textile Effects Acquisition” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

Beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other.  All segment information for prior periods has been restated to reflect this transfer.

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended June 30,		Percent
	2007	2006	Change
Revenues
Polyurethanes	$1,010.2	$925.1	9%
Materials and Effects	621.5	335.3	85%
Performance Products	548.4	543.4	1%
Pigments	293.2	276.0	6%
Polymers	—	—	—
Base Chemicals	141.3	350.6	(60)%
Eliminations and other	(97.0)	(41.4)	134%
Total	$2,517.6	$2,389.0	5%

Huntsman Corporation

Segment EBITDA
Polyurethanes	$158.6	$180.5	(12)%
Materials and Effects	52.5	34.2	54%
Performance Products	33.2	77.5	(57)%
Pigments	21.9	31.8	(31)%
Polymers	(219.9)	35.2	NM
Base Chemicals	34.9	138.1	(75)%
Corporate and other	(58.6)	2.0	NM
Total	$22.6	$499.3	(95)%

Huntsman International

Segment EBITDA
Polyurethanes	$158.6	$180.5	(12)%
Materials and Effects	52.5	34.2	54%
Performance Products	33.2	77.5	(57)%
Pigments	21.9	31.8	(31)%
Polymers	(219.9)	35.2	NM
Base Chemicals	34.9	138.1	(75)%
Corporate and other	(57.6)	(5.2)	NM
Total	$23.6	$492.1	(95)%

NM—Not Meaningful

Polyurethanes

For the three months ended June 30, 2007, Polyurethanes segment revenues increased by $85.1 million, or 9%, as compared with the 2006 period. This increase was primarily a result of higher overall sales volumes and higher average selling prices. The sales volume increase was due to a 4% increase in MDI volumes, partially offset by reduced MTBE volumes. The increase in MDI sales volumes was driven by strong demand in insulation-related applications, primarily in Europe and Asia due to the continued drive for improved insulation.  MTBE sales volumes during the three months ended June 30, 2007 declined by 10% as compared with the 2006 period, primarily due to an unplanned plant outage in June 2007.  Average MDI selling prices in the three months ended June 30, 2007 increased by 7% as compared with the same period in 2006. Higher average MDI selling prices were primarily in response to increased raw material costs. Average MTBE selling prices in the three months ended June 30, 2007 increased by 20% as compared with the same period in 2006 primarily due to solid market demand and tight supply.

For the three months ended June 30, 2007, Polyurethanes segment EBITDA decreased by $21.9 million, or 12%, as compared with the 2006 period. Segment EBITDA decreased primarily on lower MTBE and urethanes margins as raw material and energy costs increased more than average selling prices. Segment EBITDA was also negatively impacted by increased operating costs in China.

Materials and Effects

Materials and Effects segment revenues for the three months ended June 30, 2007 increased by $286.2 million, or 85%, as compared with the same period in 2006. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $260.7 million of revenue for the three months ended June 30, 2007, while advanced materials revenues for the same period increased by $25.5 million, or 8%, as compared with the 2006 period. The increase in advanced materials revenues resulted from a 13% increase in average selling prices, partially offset by a 5% decrease in sales volumes. Average selling prices increased due to price increase initiatives across most of our major markets and regions, a favorable product mix and the positive impact of currency fluctuations as the U.S. dollar weakened against the relevant European currencies. Sales volumes decreased mainly in Europe and the Americas as a result of lower demand in our coatings, construction and sports market groups.

Materials and Effects segment EBITDA was $52.5 million for the three months ended June 30, 2007, an increase of 54% as compared with segment EBITDA of $34.2 million for the same period in 2006. Segment EBITDA increased primarily as a result of the Textile Effects Acquisition on June 30, 2006. Segment EBITDA from  the textile effects business increased by $14.2 million, while segment EBITDA resulting from advanced materials operations increased by $4.1 million, or 12%, as compared with the same period in 2006 as a result of higher contribution margins on increased sales, partially offset by higher indirect costs.  During the three months ended June 30, 2007 and 2006, our Materials and Effects segment recorded restructuring and plant closing charges of $8.6 million and a credit of $0.3 million, respectively. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

For the three months ended June 30, 2007, Performance Products revenues increased by $5.0 million, or 1%, as compared with the 2006 period. Sales volumes decreased 2%, due principally to  lower sales of ethylene glycol and ethanolamines. Average selling prices overall increased by 3% from the 2006 period, mainly due to a favorable foreign currency impact due to the weakening of the U.S. dollar against the European and Australian currencies, which more than offset the impact of sales mix and lower ethylene derivative pricing.

For the three months ended June 30, 2007, Performance Products segment EBITDA decreased by $44.3 million, or 57%, as compared with the 2006 period. The decrease in segment EBITDA resulted primarily from lower margins in our U.S. intermediates operations where we incurred an 18 day unplanned outage at our Port Neches, Texas facility, an $8.0 million adverse swing in LIFO adjustments and higher fixed costs across the segments.  In addition, during the three months ended June 30, 2007, our Performance Products segment  recorded a charge of $6.3 million relating to the settlement of a legal dispute, whereas, during the three months ended June 30, 2006, we recorded a gain on sale of real estate of $1.5 million.

Pigments

For the three months ended June 30, 2007, Pigments segment revenues increased by $17.2 million, or 6%, as compared with the 2006 period. This increase resulted principally from a 7% increase in sales volumes, offset somewhat by a 1% decrease in average selling prices.  Sales volumes increased primarily due to higher global customer demand.  Average selling prices decreased in local currencies in the European and North American regions due to competitive markets, offset somewhat by favorable foreign currency exchange impacts on selling prices as the U.S. dollar weakened against the relevant European currencies.

Pigments segment EBITDA for the three months ended June 30, 2007 decreased by $9.9 million, or 31%, as compared with the 2006 period. Pigments segment EBITDA was lower primarily due to lower local currency selling prices.

Polymers

The operating results of our North American polymers business are classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

For the three months ended June 30, 2007, Polymers segment EBITDA decreased by $255.1 million to a loss of $219.9 million as compared with EBITDA of $35.2 in the 2006 period. This decrease in Polymers segment EBITDA resulted primarily from an increase in restructuring, impairment and plant closing costs of $240.1 million.  During the three months ended June 30, 2007, the polymers segment recorded an impairment charge of $240.0 million in discontinued operations related to the North American Polymers Disposition.  For further information see “Note 3. Discontinued Operations—North American Polymers Business” and “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.  Furthermore, EBITDA decreased by $15.0 million due to lower margins, driven primarily by lower average selling prices.

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

For the three months ended June 30, 2007, Base Chemicals revenues decreased by $209.3 million, or 60%, as compared with the 2006 period. This decrease was mainly due to a 56.5% decrease in sales volumes. The sales volume decrease was driven principally by the June 27, 2006 sale of the U.S. butadiene and MTBE business, which contributed revenues of $276.1 million in the second quarter of 2006. Additionally, sales volumes of olefins decreased by 29.3% as compared with the same period in 2006 as a result of the fire at our Port Arthur, Texas manufacturing plant. For more information on the Port Arthur fire, see “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

For the three months ended June 30, 2007, Base Chemicals segment EBITDA decreased by $103.2 million as compared with the 2006 period. This was primarily due to the June 27, 2006 sale of the U.S. butadiene and MTBE business, the sale of the European base chemicals and polymers business on December 29, 2006, and the decrease in the sales volumes of olefins as a result of the fire at our Port Arthur, Texas manufacturing plant, offset somewhat by favorable post-closing adjustments to the loss on disposal of the European base chemicals and polymers business. Segment EBITDA from our discontinued European base chemicals and polymers business was $37.2 million and $41.9 million for the three months ended June 30, 2007 and 2006, respectively.

Corporate and Other

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss, extraordinary gain (loss) on acquisition of a business and the operating results of our Australian styrenics business. For the three months ended June 30, 2007, our EBITDA from corporate and other items decreased by $60.6 million to a loss of $58.6 million from income of $2.0 million for the 2006 period while EBITDA from corporate and other items for Huntsman International decreased by $52.4 million to a loss of $57.6 million from a loss of $5.2 million for the 2006 period. These decreases primarily resulted from a $8.9 million negative adjustment to the extraordinary gain related to the Textile Effects Acquisition in the second quarter of 2007, while in the second quarter of 2006 we recorded an extraordinary gain of $50.5 million.  The decrease in EBITDA from the extraordinary loss was partially offset by a reduction of incentive compensation costs.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

For the six months ended June 30, 2007, we had a net loss of $24.3 million on revenues of $4,804.5 million, compared with net income of $331.9 million on revenues of $4,688.0 million for the 2006 period. For the six months ended June 30, 2007, Huntsman International had a net loss of $54.8 million on revenues of $4,804.5 million compared with net income of $287.9 million on revenues of $4,688.0 million for the 2006 period. The decrease of $356.2 million in our net income and the decrease of $342.7 million in Huntsman International’s net income were the result of the following items:

•                  Revenues for the six months ended June 30, 2007 increased by $116.5 million as compared with the 2006 period due principally to higher sales volumes in our Polyurethanes, Materials and Effects, Performance Products and Pigments segments and higher average selling prices in our Polyurethanes, Materials and Effects and Pigments segments.  Higher volumes and selling prices in the above segments were partially offset by lower sales volumes and lower average selling prices in our Base Chemicals segment. For more information, see “—Segment Analysis” below.

•                  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2007 increased by $18.4 million and $19.2 million, or 2% and 3%, respectively, as compared with the 2006 period. This increase in gross profit was primarily due to higher gross profit in our Materials and Effects segment resulting from the Textiles Effects Acquisition on June 30, 2006, which was partially offset by decreased gross profit in our Polyurethanes, Performance Products, Pigments, Polymers and Base Chemicals segments.  For more information, see “—Segment Analysis” below.

•                  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2007 increased by $212.9 million and $214.2 million, respectively, as compared with the 2006 period. The increase was primarily due to the Textile Effects Acquisition on June 30, 2006, partially offset by a reduction in operating expenses and gain on disposal as a result of the sale of our U.S. butadiene and MTBE business on June 27, 2006.

•                  Restructuring, impairment and plant closing costs for the six months ended June 30, 2007 increased to $24.4 million from $17.1 million in the 2006 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  Our net interest expense and the net interest expense of Huntsman International for the six months ended June 30, 2007 decreased by $37.6 million and $39.3 million, or 21% and 21%, respectively, as compared with the 2006 period. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt and from lower average interest rates.

•                    Our income tax expense decreased by $27.9 million to an expense of $4.4 million for the six months ended June 30, 2007 as compared with an expense of $32.3 million for the same period in 2006. Huntsman International’s income tax expense decreased by $36.3 million to an expense of $42.1 million for the six months ended June 30, 2007 as compared with an expense of $78.4 million for the same period in 2006.  Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.  Our tax expense decreased largely due to decreased pre-tax income and the release of the valuation allowance on U.S. net deferred tax assets.  Huntsman International’s tax expense tax expense decreased largely due to decreased pre-tax income.  On July 19, 2007, the United Kingdom reduced its statutory tax rate from 30% to 28% for periods beginning after April 1, 2008.  This change in statutory rate will result in a decrease to our United Kingdom deferred tax assets of approximately $7.7 million with a corresponding increase to income tax expense in the third quarter of 2007.

•                  Loss from discontinued operations for the six months ended June 30, 2007 increased by $174.2 million as compared with the same period in 2006. The loss from discontinued operations represents the operating results and loss on disposal of our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see “Note 3. Discontinued Operations” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  On June 30, 2006 we completed the Textile Effects Acquisition. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the values of all long-lived assets were reduced to zero and we recorded an extraordinary gain on the acquisition of this business in 2006. During the six months ended June 30, 2007, we adjusted the preliminary purchase price allocation and recorded a reduction of the extraordinary gain on the acquisition of $6.5 million. For more information, see “Note 4. Business Dispositions and Combinations—Textile Effects Acquisition” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

Beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other.  All segment information for prior periods has been restated to reflect this transfer.

The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Six months ended June 30,		Percent
	2007	2006	Change
Revenues
Polyurethanes	$1,850.2	$1,734.2	7%
Materials and Effects	1,211.1	658.4	84%
Performance Products	1,100.3	1,053.3	4%
Pigments	563.4	534.8	5%
Polymers	—	—	—
Base Chemicals	273.9	797.9	(66)%
Eliminations and other	(194.4)	(90.6)	115%
Total	$4,804.5	$4,688.0	2%

Huntsman Corporation

Segment EBITDA
Polyurethanes	$276.9	$339.7	(18)%
Materials and Effects	109.6	69.1	59%
Performance Products	105.3	128.4	(18)%
Pigments	45.4	65.1	(30)%
Polymers	(206.5)	75.6	NM
Base Chemicals	34.4	152.9	(78)%
Corporate and other	(100.5)	(50.3)	100%
Total	$264.6	$780.5	(66)%

Huntsman International

Segment EBITDA
Polyurethanes	$276.9	$339.7	(18)%
Materials and Effects	109.6	69.1	59%
Performance Products	105.3	128.4	(18)%
Pigments	45.4	65.1	(30)%
Polymers	(206.5)	75.6	NM
Base Chemicals	34.4	152.9	(78)%
Corporate and other	(104.1)	(59.5)	75%
Total	$261.0	$771.3	(66)%

NM—Not Meaningful

Polyurethanes

For the six months ended June 30, 2007, Polyurethanes segment revenues increased by $116.0 million, or 7%, as compared with the 2006 period. This increase was primarily a result of higher overall sales volumes and selling prices. The sales volume increase is due to a 4% increase in MDI sales volumes, partially offset by reduced MTBE sales volumes. The increase in MDI  volumes was driven by strong demand in insulation-related applications, primarily in Europe and Asia where mild weather and the continued drive for improved insulation have both contributed to increased sales. Average MDI selling prices in the six months ended June 30, 2007 increased by 5% as compared with the same period in 2006. Higher average MDI selling prices were primarily in response to increased raw material costs.  Average MTBE selling prices in the six months ended June 30, 2007 increased by 4% as compared with the same period in 2006 due to solid market demand and tight supply.

For the six months ended June 30, 2007, Polyurethanes segment EBITDA decreased by $62.8 million, or 18%, as compared with the 2006 period. Segment EBITDA decreased primarily on lower MTBE and urethanes margins as raw material and energy costs increased more than average selling prices. Segment EBITDA was also negatively impacted by increased operating costs in China.

Materials and Effects

Materials and Effects segment revenues for the six months ended June 30, 2007 increased by $552.7 million, or 84%, as compared with the same period in 2006. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. The textile effects business contributed $503.4 million of revenue for the six months ended June 30, 2007, while advanced materials revenues for the same period increased by $49.3 million, or 7%, as compared with the 2006 period. The increase in advanced materials revenues resulted from a 11% increase in average selling prices, partially offset by a 4% decrease in sales volumes. Average selling prices increased due to price increase initiatives across most of our major markets and regions, a favorable product mix and the positive impact of currency fluctuations as the U.S. dollar weakened against the relevant European currencies. Sales volumes decreased mainly in Europe and the Americas as a result of lower demand in coatings, construction, sport and electronics market groups. This was partially offset by sales volume growth in power, electronics and commoditized market groups in Asia

Materials and Effects segment EBITDA was $109.6 million for the six months ended June 30, 2007, an increase of 59% as compared with segment EBITDA of $69.1 million for the same period in 2006. Segment EBITDA increased primarily as a result of the Textile Effects Acquisition on June 30, 2006. Segment EBITDA from the textile effects business increased by $27.4 million, while segment EBITDA resulting from advanced materials operations increased by $13.1 million, or 19%, as compared with the same period in 2006 as a result of higher contribution margins on increased sales, partially offset by higher operating expenses which were incurred in part to support new business developments.  During the six months ended June 30, 2007 and 2006, our Materials and Effects segment recorded restructuring and plant closing charges of $14.4 million and  $2.0 million, respectively. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

For the six months ended June 30, 2007, Performance Products revenues increased by $47.0 million, or 4%, as compared with the 2006 period. Sales volumes increased 4% due to increased demand across almost all product lines.  However, sales volumes of ethylene glycol fell by 32% due to lower feedstock availability and maleic anhydride volumes were 7% lower, reflecting the slowdown in the U.S. housing market. Average selling prices overall  were  unchanged with lower pricing in some of our intermediate products, driven by lower ethylene prices and weaker sales mix, offset by a favorable foreign currency impact due to the weakening of the U.S. dollar against the  European and Australian currencies.

For the six months ended June 30, 2007, Performance Products segment EBITDA decreased by $23.1 million, or 18%, as compared with the 2006 period.  The decrease in segment EBITDA resulted primarily from lower margins in our U.S. intermediates operations where we incurred  an 18 day unplanned outage at our Port Neches, Texas facility and higher fixed costs across all businesses.  In addition, during the six months ended June 30, 2007, our Performance Products segment  recorded a charge of $6.3 million relating to the settlement of a legal dispute, whereas, during the six months ended June 30, 2006, we recorded a gain on sale of real estate of $1.5 million.

Pigments

For the six months ended June 30, 2007, Pigments segment revenues increased by $28.6 million, or 5%, as compared with the 2006 period. This increase resulted principally from a 5% increase in sales volumes and a 1% increase in average selling prices.  Sales volumes increased primarily due to higher global customer demand. Average selling prices increased primarily in Europe as lower local currency selling prices were more than offset by favorable foreign currency exchange impacts on selling prices as the U.S. dollar weakened against the relevant European currencies.

Pigments segment EBITDA for the six months ended June 30, 2007 decreased by $19.7 million, or 30%, as compared with the 2006 period. Pigments segment EBITDA was lower primarily due to lower local currency selling prices.

Polymers

The operating results of our North American polymers business are classified as discontinued operations and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

For the six months ended June 30, 2007, Polymers segment EBITDA decreased by $282.1 million to a loss of $206.5 million as compared with EBITDA of $75.6 in the 2006 period. This decrease in Polymers segment EBITDA resulted primarily from an increase in restructuring, impairment and plant closing costs of $241.7 million.  During the six months ended June 30, 2007, the polymers segment recorded an impairment charge of $240.0 million related to the North American Polymers Disposition.  For further information see “Note 3. Discontinued Operations—North American Polymers Business” and “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.  Furthermore, EBITDA decreased by $42.0 million due to lower margins, driven primarily by lower average selling prices.

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

For the six months ended June 30, 2007, Base Chemicals revenues decreased by $524.0 million, or 66%, as compared with the 2006 period. This decrease was mainly due to a 64.3% decrease in sales volumes. The sales volume decrease was driven principally by the June 27, 2006 sale of the U.S. butadiene and MTBE business, which contributed revenues of $473.5 million in the first half of 2006. Additionally, sales volumes of olefins decreased by 45.9% as compared with the same period in 2006 as a result of the fire at our Port Arthur, Texas manufacturing plant. For more information on the Port Arthur fire, see “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

For the six months ended June 30, 2007, Base Chemicals segment EBITDA decreased by $118.5 million as compared with the 2006 period. This was primarily due to the June 27, 2006 sale of the U.S. butadiene and MTBE business, the sale of the European base chemicals and polymers business on December 29, 2006, and the decrease in the sales volumes of olefins as a result of the fire at our Port Arthur, Texas manufacturing plant, offset somewhat by favorable post-closing adjustments to the loss on disposal of the European base chemicals and polymers business. Segment EBITDA from our discontinued European base chemicals and polymers business was $35.6 million and $35.0 million for the six months ended June 30, 2007 and 2006, respectively.

Corporate and Other

Corporate and other items includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries’ (income) loss and extraordinary gain (loss) on acquisition of a business. For the six months ended June 30, 2007, our EBITDA from corporate and other items decreased by $50.2 million to a loss of $100.5 million from a loss of $50.3 million for the 2006 period while EBITDA from corporate and other items for Huntsman International decreased by $44.6 million to a loss of $104.1 million from a loss of $59.5 million for the 2006 period. These decreases primarily resulted from a $6.5 million negative adjustment to the extraordinary gain related to the Textile Effects Acquisition in the 2007 period while in the 2006 period we recorded a gain of $50.5 million. The decrease in EBITDA from the extraordinary loss was partially offset by a reduction of incentive compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of our liquidity and capital resources. Pursuant to General Instructions H(1)(a) and (b) of Form 10-Q, Huntsman International is filing this report with a reduced disclosure format.

Cash

Net cash provided by operating activities for the six months ended June 30, 2007 and 2006 was $85.3 million and $323.5 million, respectively. The decrease in cash provided by operations was primarily attributable to a decrease in operating income, as described in “Results of Operations” above.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $250.1 million and $186.3 million, respectively. During the six months ended June 30, 2007 and 2006, we invested $282.8 million and $211.3 million, respectively, in capital expenditures. The increase in capital expenditures was largely attributable to the $85.0 million of capital expenditures spent during the first six months of  2007 ($106.8 million incurred, which includes capital expenditures accrued in accounts payable and capitalized interest totaling $21.8 million) for the rebuild of our Port Arthur, Texas olefins facility that was damaged by fire.  During the six months ended June 30, 2006, we acquired the Textile Effects business for $168.9 million, net of cash acquired, of which $32.9 million was funded on July 3, 2006. During the six months ended June 30, 2007 we finalized our post-closing working capital adjustments with respect to the Textile Effects Acquisition, resulting in a reduction to the purchase price of $26.9 million. Also during the six months ended June 30, 2007 and 2006, we sold assets and received proceeds of $15.8 million and $201.1 million, respectively.  On June 27, 2006, we sold the assets comprising our former U.S. butadiene and MTBE business for $274.0 million, of which $204.0 million was paid to us during 2006.  The additional $70.0 million will be payable to us after the restart of our Port Arthur, Texas olefins unit that was damaged by fire in 2006.  For further information, see “Note 4. Business Dispositions and Combinations” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Net cash provided by (used in) financing activities for the six months ended June 30, 2007 was $63.9 million as compared with $(78.0) million in the 2006 period. This increase in net cash provided by financing activities is mainly a result of an increase in our Revolving Facility borrowings of $218.0 million during the six months ended June 30, 2007 as compared with the 2006 period. In the first quarter 2007 we made a voluntary repayment on our term loans under our Senior Credit Facilities of $75.0 million and a repayment in full of our remaining 10.125% subordinated notes due 2009 of $150.1 with proceeds of our offering of 7.875% subordinated notes due 2014 of $151.7 million. Additionally, in the second quarter 2007 we amended our Senior Credit Facilities, increasing our Dollar Term Loan by $96.6 million, of which the proceeds were used to repay in full the Euro Term Loan.  Also, we paid dividends on our common stock of $44.2 million during the six months ended June 30, 2007.

Changes in Financial Condition

The following information summarizes our working capital position as of June 30, 2007 (after giving effect to the classification of our North American polymers business as held for sale) and December 31, 2006 (dollars in millions):

	June 30,			December 31,	Increase	Percent
	2007	U.S. Polymers	Subtotal	2006	(Decrease)	Change

Cash and cash equivalents	$167.5	$—	$167.5	$263.2	$(95.7)	(36)%
Accounts receivable, net	1,456.8	—	1,456.8	1,257.3	199.5	16%
Inventories, net	1,348.0	175.3	1,523.3	1,520.1	3.2	—
Prepaid expenses	31.0	0.5	31.5	55.7	(24.2)	(43)%
Deferred income taxes	68.0	—	68.0	64.6	3.4	5%
Other current assets	128.2	—	128.2	175.7	(47.5)	(27)%
Current assets held for sale	175.8	(175.8)	—	—	—	—
Total current assets	3,375.3	—	3,375.3	3,336.6	38.7	1%

Accounts payable	1,096.4	—	1,096.4	1,018.2	78.2	8%
Accrued liabilities	802.9	10.1	813.0	857.6	(44.6)	(5)%
Deferred income taxes	19.3	—	19.3	9.4	9.9	105%
Current portion of long-term debt	258.8	—	258.8	187.9	70.9	38%
Current liabilities held for sale	10.1	(10.1)	—	—	—	—
Total current liabilities	2,187.5	—	2,187.5	2,073.1	114.4	6%
Working capital	$1,187.8	$—	$1,187.8	$1,263.5	$(75.7)	(6)%

NM—Not Meaningful

Our working capital decreased by $75.7 million as a result of the net impact of the following significant changes:

•                  The decrease in cash and cash equivalents of $95.7 million resulted from the matters identified in the Condensed Consolidated Statements of Cash Flows contained in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                  The increase in accounts receivable, net of $199.5 million was primarily due to increased revenues during the second quarter of 2007 compared with the fourth quarter of 2006.

•                  The decrease in prepaid expenses of $24.2 million was principally attributable to the amortization of prepaid insurance.

•                  Other current assets decreased by $47.5 million primarily as a result of the collection of a $26.9 million receivable for post-closing working capital adjustments related to the Textile Effects acquisition during the first six months of 2007 (see “Note 4. Business Dispositions and Combinations — Textile Effects Acquisition” to our condensed consolidated financial statements (unaudited) included elsewhere in this report) and a reduction in income taxes receivable.

•                  Current portion of long term debt increased $70.9 million primarily due to an increase in revolver borrowings under the Revolving Facility substantially used for funding the increase in working capital, partially offset by a reclassification of our current portion of long term debt to long term debt of our Australian Credit Facilities that were amended in the second quarter 2007.

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

Transactions Affecting our Senior Credit Facilities

As of June 30, 2007, our senior secured credit facilities (“Senior Credit Facilities”) consisted of (i) a $650 million revolving facility (the “Revolving Facility”) and (ii) a $1,640.0 million term loan B facility (the “Dollar Term Loan”).  As of June 30, 2007, there were $218.0 million borrowings outstanding under our Revolving Facility, and we had $33.1 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

During the six months ended June 30, 2007, we completed the following transactions relating to our Senior Credit Facilities:

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

As of June 30, 2007, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The Amendment made no changes to the applicable interest rate of the Revolving Facility. However, pursuant to the Amendment, the applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in the Amendment. The Amendment contains one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. The Amendment, among other things, also increased the restricted payments basket for certain types of payments, and, subject to certain conditions, increased our capacity for additional term loan borrowings. The Amendment provides for continuing customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and it contains other customary default provisions.

Other Transactions Affecting our Debt

During the six months ended June 30, 2007, we have also completed the following other transactions relating to our debt:

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

•                    On May 29, 2007, we amended the Australian Credit Facilities.  The amendment, among other things, amended the interest rate to be the

Australian index rate plus a margin of 2.4%, and the maturity was extended for three years to May 29, 2010. The aggregate outstanding balance as of June 30, 2007 under the Australian Credit Facilities is A$60.5 million ($50.7 million, of which $3.7 million is classified as current portion of long term debt).

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the Australian Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2007, we had $581.4 million of combined cash and combined unused borrowing capacity, consisting of $167.5 million in cash, $398.9 million in availability under our Revolving Facility, $15.0 million attributable to our European overdraft facility and nil in availability under our A/R Securitization Program.

Our liquidity decreased during the six months ended June 30, 2007 by $306.3 million from $887.7 million as of December 31, 2006 to $581.4 million as of June 30, 2007. This decrease was primarily attributed to higher capital spending associated with the rebuild of our Port Arthur, Texas facility, net of insurance recoveries, and to a net increase in certain working capital components, including an increase of $199.5 million in receivables, partially offset by an increase of $78.2 million in accounts payable. For more information, see “—Changes in Financial Condition” above. In addition, during the six months ended June 30, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our Term from available liquidity.

Our liquidity has been significantly impacted by recent transactions. We anticipate that, going forward, our liquidity will be impacted as follows:

•                    As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have received and anticipate receiving additional settlements of insurance claims, as well as incurring significant expenditures to rebuild the facility. See “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                    In connection with the sale of our U.S. butadiene and MTBE business, $70 million of the purchase price will be payable to us after the restart of our Port Arthur, Texas facility that was damaged by fire and the related resumption of crude butadiene supply, provided that we achieve certain intermediate steps toward restarting the facility within 30 months of the sale. See “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                    On February 15, 2007, we entered into the Original Agreement pursuant to which FHR agreed to acquire our U.S. base chemicals and polymers business assets for approximately $456 million in cash, plus the value of inventory on the date of closing. We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated for cash in the ordinary course of business.  On June 22, 2007, we entered into the Amended and Restated Agreement with FHR that amends certain terms of the Original Agreement to, among other things, provide for the closing of the North American Polymers Disposition on August 1, 2007 for $150.0 million plus the value of associated inventory on an average actual cost basis, net of other adjustments. The total consideration for the North American Polymers Disposition is approximately $348 million, which is subject to post-closing adjustments. We used the net proceeds from the North American Polymers Disposition to repay debt.

•                    The Amended and Restated Agreement also provides for the separate closing of the Pending U.S. Base Chemicals Disposition for the remaining $306.0 million of sales price plus the value of associated inventory on an average actual cost basis (approximately $60 million at June 30, 2007), following the re-start of our Port Arthur, Texas olefins manufacturing facility which is expected during the fourth quarter of 2007. For more information, see “Note 4. Business Dispositions and Combinations — Agreement to Sell U.S. Base Chemicals Business” and “Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire.” To our condensed consolidated financial statements (unaudited) included elsewhere in this report.

•                    As a result of the North American Polymers Disposition which closed on August 1, 2007, we anticipate that our capacity under the A/R Securitization Program will decrease by approximately $100 million to $400 million.  After the close of the Pending U.S. Base Chemicals Disposition, we anticipate our capacity under the A/R Securitization Program will be further reduced by approximately $25 million to $375 million.

•                    In connection with the U.K. Petrochemical Disposition, we agreed to make payments to SABIC of approximately £0.5 million (approximately $1 million) related to the transfer of pension plan assets and liabilities. Finalization of the required payment to SABIC is expected during the third quarter of 2007, at which time we expect to fund the obligation.

•                    The final sales price of the U.K. Petrochemical Disposition is also subject to adjustments relating to working capital and investment in the LDPE plant under construction in Wilton U.K. We have accrued a liability relating to these adjustments of $14.5 million and expect to finalize these adjustments and fund this obligation in the third quarter of 2007.

•                    On July 12, 2007, we sent notice to Basell that, pursuant to the terms of the Basell Agreement, we had terminated the Basell Agreement in order to enter into the Agreement. As a result, we paid Basell a break-up fee in the amount of $200 million, of which Hexion funded $100 million.  The Hexion Agreement contains certain termination rights, including if our board of directors changes its recommendation to the stockholders in connection with a Superior Proposal (as defined in the Agreement), and provides that, upon the termination of the Agreement, under specified circumstances, we will be required to pay Hexion a termination fee of $325 million.  If Hexion terminates the Agreement, under specified circumstances, Hexion will be required to pay us $325 million.

Capital Expenditures

Excluding capital expenditures relating to the fire damage at our Port Arthur, Texas facility, we expect to spend approximately $550 million on capital projects in 2007. We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We currently estimate that we will incur approximately $218 million of total capital expenditures related to the fire damage at our Port Arthur, Texas facility during 2007, of which $85.0 million has been spent in the first and second quarter 2007 ($106.8 million incurred, which includes capital expenditures accrued in accounts payable and capitalized interest totaling $21.8 million). In addition, we currently estimate that total repair and maintenance expenses and other non-capital costs associated with the fire damage will be approximately $57 million during 2007, of which approximately $43 million has been spent during the first and second quarters of 2007.

Off-Balance Sheet Arrangements

Receivables Securitization

For a discussion of our A/R Securitization Program, see “Note 9. Securitization of Accounts Receivable” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Financing of Chinese MDI Facilities

On September 19, 2003, our unconsolidated Chinese joint venture, SLIC, obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of June 30, 2007, there were $84.4 million and RMB 1,055 million ($138.5 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days, achieved a debt service coverage ratio of at least 1:1.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring, impairment and plant closing costs, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Legal Proceedings

For a discussion of legal proceedings, see “Note 14. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Environmental, Health and Safety Matters

For a discussion of environmental, health and safety matters, see “Note 15. Environmental, Health and Safety Matters” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Critical Accounting Policies

Our critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of developments related to long-lived asset impairments see “Note 3. Discontinued Operations—North American Polymers Business” and “Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals Business” to our condensed consolidated financial statements (unaudited) and “Recent Developments—North American Base Chemicals and Polymers Business Assets” included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

In conjunction with the redemption of our remaining 10.125% euro denominated subordinated notes due 2009 in the first quarter 2007 discussed in “Note 7. Debt” above, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on March 27, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes.  As of June 30, 2007, the fair value of this swap was $4.4 million and was recorded in other noncurrent liabilities in our balance sheet.

In conjunction with the Amendment as discussed in “Note 7. Debt” to our condensed consolidated financial statements (unaudited) included elsewhere in this report, and in an effort to maintain approximately the same amount of euro denominated debt exposure, on April 19, 2007 we entered into a cross currency rate interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes.  As of June 30, 2007, the fair value of this swap was $0.7 million and was recorded in other noncurrent assets in our balance sheet.

On July 12, 2007 we unwound a cross currency interest rate swap pursuant to which we had swapped $31.3 million of 11.0% fixed rate debt for €25 million of 9.4% fixed rate debt.   The swap was not designated as a hedge for financial reporting purposes.  As of June 30, 2007, the fair value of this swap was $2.4 million and was recorded in other current accrued liabilities in our balance sheet.

From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2007, we have designated approximately €430.7 million of debt as a net investment hedge. As of June 30, 2007, we had approximately €1,106.0 million in net euro assets.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As we have previously reported, as of December 31, 2006, we had a material weakness in the financial reporting process related to the accounting for a complex, non-routine transaction.  In response, we made changes to our internal controls over financial reporting as noted in our Form 10-Q for the quarterly period ended March 31, 2007.  Our management believes that the changes we made are effective and that we do not currently have a material weakness with regard to our financial reporting. However, we cannot give any assurance that our internal controls over financial reporting will be completely effective. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we were required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorneys’ fees to the Texas Attorney General. As of June 30, 2007, we have paid the full penalty and attorneys’ fees. The monitoring projects have, we believe, been completed and we are preparing our submittal to the State of Texas for their approval. We do not expect to incur any further costs of significance relating to this matter.

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

In May 2007, our operation in Wilton, U.K., allegedly caused a discharge of wastewater effluent to be made to Northumbrian Water’s Bran Sands treatment facility that contained elevated levels of nitrobenzene.  Northumbrian Water alleges that this discharge caused a disruption of its treatment facility which, in turn, exceeded its discharge consent from the U.K. Environment Agency.  The Environmental Agency is investigating a possible prosecution against Northumbrian Water for the breach.  Northumbrian Water has threatened to prosecute our subsidiary in the U.K.  To date, however, no charges have been filed.

SHAREHOLDER LITIGATION RELATING TO THE PENDING SALE OF OUR COMPANY

From July 5 to July 13, 2007, four shareholder class action complaints were filed against the Company and its directors alleging breaches of fiduciary duty in connection with the then-proposed sale of the Company to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas: Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). Some complaints also named Basell entities as additional defendants alleging claims of aiding and abetting breaches of fiduciary duty.

The complaints collectively allege that the directors of the Company failed to conduct a sufficient process to investigate and obtain maximum value for the Company’s shares, prematurely entered into a merger agreement with Basell at an inadequate price of $25.25 per share as evidenced by a superior proposal later received from Hexion, improperly agreed to a $200 million termination fee to Basell, failed to make adequate disclosures concerning the Basell transaction, and engaged in self-dealing by manipulating the timing of the Basell transaction to benefit officers and directors of the Company more than shareholders. The complaints seek injunctive relief on behalf of a class of shareholders to enjoin the proposed merger with Basell, rescission of the Basell merger agreement and the $200 million termination fee, and plaintiffs’ costs including reasonable attorneys’ fees.

As discussed above, since the cases were filed, the Company has terminated the Basell Agreement and entered into the Merger Agreement with Hexion. On July 30, 2007, the Delaware Chancery Court entered an order consolidating the three Delaware actions into the first-filed action, requiring the plaintiffs to file a consolidated amended complaint as soon as practicable, and extending the deadline for all defendants to answer or respond in the Delaware action until 30 days after the consolidated amended complaint is filed. The Texas action was only recently served on the Company, and defendants’ answer or response is not due until August 13, 2007.

The Company believes the cases are meritless and intends to defend them vigorously.

OTHER LEGAL PROCEEDINGS

For a discussion of other legal proceedings, see “Note 14. Commitments and Contingencies—Legal Matters” and “Note 15. Environmental, Health and Safety Matters—Remediation Liabilities” to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and as follows:

Risks Related to the Pending Sale of Our Company

Any failure to complete the pending sale of our Company could materially adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

Consummation of the Merger is subject to our and Hexion's performance under the Merger Agreement and a number of closing conditions. If the Merger is not completed for any reason, the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the Merger will be completed and the premium implied by the Merger Consideration will be realized. We may also be subject to additional risks, including:

•                  the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Hexion, or the failure of the Merger to close for any other reason;

•                  under the terms of the Merger Agreement, in certain circumstances we would be required to pay significant termination fees in connection with a termination of the Merger Agreement, which would be in addition to the termination fees that we paid under the Basell Agreement, for which we would be solely responsible;

•                  our management having spent a significant amount of their time and efforts directed toward the Merger and the related transactions which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•                  costs relating to the Merger and related transactions, such as legal, accounting and filing fees, much of which must be paid regardless of whether the Merger is completed;

•                  uncertainties relating to the Merger and related transactions may adversely affect our relationships with our employees, vendors and customers; and

•                  the outcome of any litigation or judicial actions that have been or may be instituted against us, our board of directors and others relating to the Merger Agreement or any settlement of such litigation or judicial actions.

Accordingly, investors should not place undue reliance on the occurrence of the Merger. In addition, if the Merger does not occur, there can be no assurance that a comparable transaction will be consummated that results in your shares being purchased. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

Necessary consents and approvals from government entities may delay or prevent the closing of the Merger.

The Merger is conditioned upon, among other things, receipt of regulatory approvals or expiration of required waiting periods in the United States, the European Union and several other jurisdictions. There can be no assurance when any such approvals will be obtained or when such waiting periods will expire, if at all. As a result, stockholders face the risk that the completion of the Merger may be delayed or that the Merger may not be completed.

The period of time expected before completing the Merger may increase the risk that we inadvertently fail to comply with our covenants, including those that restrict our conduct of business or that a material adverse effect occurs in our business which would permit Hexion to refuse to consummate the Merger.

The Merger is subject to obtaining the required regulatory clearances and approvals and other conditions beyond our control that may delay or otherwise materially adversely affect its completion. We cannot predict when these conditions will be satisfied. Further, the period of time necessary to satisfy the requirements for obtaining the required clearances and approvals could significantly delay the effective time of the Merger which would increase the risk that we inadvertently fail to comply with our covenants, including those that restrict our conduct of business or that there arises an occurrence, condition, change or event that would constitute a material adverse effect under the terms of the Merger Agreement, which would permit Hexion to refuse to consummate the Merger.

We could incur substantial merger-related costs in connection with the Merger.

We expect to incur a number of non-recurring costs associated with completing the Merger. These costs could be substantial and could have an adverse effect on our reported results before the consummation of the Merger.

The pendency of the Merger could materially adversely affect our business and operations.

In connection with the pending Merger, some of our vendors, customers and strategic partners may delay or defer decisions relating to their ongoing and future relationships with us, which could negatively affect our revenues, earnings and cash flows and adversely effect our prospects which could be detrimental to our stockholders if the Merger is not consummated.

Uncertainties associated with the Merger may cause a loss of employees and may otherwise materially adversely affect our business and operations.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. A number of our employees are highly skilled scientists and highly trained technicians, and failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. In addition, current and prospective employees may experience uncertainty about their roles following the effective time of the Merger. This uncertainty may materially adversely affect our ability to attract and retain key management, sales, marketing, technical and other personnel. This inability to retain key personnel could have an adverse effect on our ability to operate the business as a stand-alone enterprise in the event the Merger is not consummated.

In certain circumstances, the Merger Agreement requires us to pay Hexion a termination fee of $225 million plus the Reimbursement Amount of $100 million and, generally, we must allow Hexion three business days to match any alternative acquisition proposal prior to any change in our board's recommendation. These terms could affect the likelihood of a third party proposing an alternative transaction to the Merger.

Under the Merger Agreement, we may be required to pay to Hexion a termination fee of $225 million and the Reimbursement Amount of $100 million if the Merger Agreement is terminated under certain circumstances. Should the Merger Agreement be terminated in circumstances under which the termination fee and Reimbursement Amount are payable, the payment could have material and adverse consequences to our financial condition and operations after such time. Additionally, under the Merger Agreement, in the event another party makes a superior proposal, we must allow Hexion a three business day period to make a revised proposal in response to the superior proposal, prior to which our board of directors may not change its recommendation with respect to the Merger Agreement. These terms could affect the structure, pricing and terms proposed by other parties seeking to acquire or merge with us, and could make it less likely that another party would make a superior proposal.

The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

The Merger Agreement contains restrictive covenants that will limit our ability to, among other things:

•                  incur or guarantee additional indebtedness or raise additional capital;

•                  purchase equity interests or redeem indebtedness early;

•                  create or incur certain liens;

•                  enter into transactions with affiliates;

•                  issue or sell capital stock of subsidiaries; and

•                  sell or acquire assets or businesses.

Although the Merger Agreement provides that Hexion will not unreasonably withhold its consent to us taking otherwise prohibited actions, there can be no assurances that Hexion will grant such consent. The requirement that we comply with these provisions prior to the Merger may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities, obtain future financing, fund needed capital expenditures, or finance equipment purchases, any of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the Merger is not consummated.

If the banks that have provided commitment letters for the funds to complete the Merger are not required or refuse to fund, Hexion will have to seek other financing to complete the Merger, which financing may not be available.

Hexion has obtained commitment letters for senior secured credit facilities and a senior secured bridge facility with Credit Suisse and Deutsche Bank to be made available to Hexion and/or one or more of its subsidiaries for purposes of, among other things, financing the Merger Consideration. Hexion's ability to draw on the proposed loan facility is subject to the satisfaction of certain conditions. Under the Merger Agreement, Hexion's obligation to consummate the Merger, however, is not conditioned upon receipt or availability of financing. Although Hexion expects that it will be able to draw on the proposed loan facility, in the event Hexion is unable to do so, Hexion will be forced to seek substitute financing to raise the necessary funds to pay the Merger Consideration. Such substitute financing may be unavailable. In addition, while Hexion owned by an affiliate of Apollo Management L.P., Apollo Management L.P. is not obligated to contribute additional equity to us or Hexion in order to consummate the Merger.

Rating agencies could downgrade their corporate debt ratings for us before the effective time of the Merger. Such downgrades could have a material adverse effect on the ongoing cost of financing our business.

Some rating agencies that provide corporate ratings on us or provide ratings on our debt may downgrade their corporate or debt ratings with respect to us in light of the pending Merger and the financing thereof. A downgrade could materially adversely affect our ability to finance our operations, including increasing the cost of obtaining financing under existing or future facilities or of debt securities, and may effect the payment terms offered by vendors which could result in a negative impact on our liquidity.

Risks Related to the Pending U.S. Petrochemical Disposition

In connection with the Pending U.S. Petrochemical Disposition, we expect to recognize a material loss related to such sale. Such a loss could adversely impact the market price of our common stock. In addition, we cannot assure you that we will be able to complete the sale in the timeframe anticipated, on its original terms, or at all, which could adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

In connection with the Pending U.S. Petrochemical Disposition, we agreed to sell our U.S. base chemicals and polymers business for approximately $456 million in cash, plus the value of inventory on the respective dates of closing. The Amended and Restated Agreement relating to the Pending U.S. Petrochemical Disposition provides for, among other things, the closing of the sale of our U.S. polymers business on August 1, 2007. For more information, see “Note 3. Discontinued Operations—North American Polymers Business” to our condensed consolidated financial statements (unaudited) included elsewhere in this report. The Amended and Restated Agreement also provides for the separate closing of the U.S. base chemicals business following the restart of our Port Arthur, Texas olefins manufacturing facility.

In connection with the North American Polymers Disposition pursuant to the Amended and Restated Agreement, during the three months ended June 30, 2007, we recorded a pretax impairment charge related to our North American polymers assets of $240.0 million. We will continue to assess the U.S. base chemicals assets for recoverability during 2007 through the sale date, which is anticipated to be in the fourth quarter of 2007. Upon restart of the Port Arthur facility, we expect that the carrying value of the business to be sold, which will increase as we rebuild the plant, will exceed the anticipated sale price. As a result, we currently expect to incur an estimated pretax loss in connection with the Pending U.S. Base Chemicals Disposition of between $150 million and $175 million.

The completion of the Pending U.S. Base Chemicals Disposition is subject to customary closing conditions and operating covenants and, in addition, is contingent upon the re-start of the Port Arthur facility. If we cannot restart the Port Arthur facility as agreed upon with FHR, or if we cannot satisfy the other closing conditions, then the Pending U.S. Base Chemicals Disposition may not be completed within the anticipated timeframe or on its original terms, if at all. Such delay, alteration, or cancellation could adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be subject to large fluctuations.

We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so. The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of actual performance. The most significant factors that are likely to effect our stock price are events expectations and market perceptions that relate to the likelihood and timing of the consummation of the Merger. In addition, the following factors could effect our stock price:

•                  periodic variations in the actual or anticipated financial results of our business or that of our competitors;

•                  downward revisions in securities analysts' estimates of our future operating results or of the future operating results of our competitors;

•                  material announcements by us or our competitors;

•                  public sales of a substantial number of shares of our common stock; and

•                  adverse changes in general market conditions or economic trends or in conditions or trends in the markets in which we operate.

Shares available for future sale may cause our common stock price to decline, which may negatively impact your investment.

Sales of substantial numbers of additional shares of our common stock, or the perception that such sales could occur, may cause prevailing market prices for shares of our common stock to decline. The terms of the agreement governing HMP Equity Trust permit MatlinPatterson to sell 76,849,062 shares of our common stock (or approximately 34.6% of our outstanding common stock) prior to the completion of the Merger. On  August 6, 2007, MatlinPatterson sold 56,979,062 shares of our common stock. MatlinPatterson has the right to dispose of the additional 19,870,000 shares, subject to a requirement in the applicable Voting Agreement that we agree that certain criteria are satisfied or if the new owner grants all voting rights with respect to the purchased shares to HMP Equity Trust or to Jon M. Huntsman. In addition, we have filed a registration statement to permit sales of our common stock by other stockholders who hold an aggregate of 23,762,000 shares (or approximately 10.7%) of our outstanding shares of common stock. Any sales of our shares of common stock may negatively impact your investment.

If the Merger Agreement is terminated, or with the consent of Hexion, we have the ability to issue additional equity securities, which would lead to further dilution of our issued and outstanding common stock.

The issuance of additional equity securities would result in dilution of then-existing stockholders' equity interests in us. Our certificate of incorporation authorizes our board of directors, without stockholder approval, to establish one or more series of preferred stock and to determine, with respect to any series of preferred stock, the number of shares in that series and the terms, rights and limitations of that series. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future, subject to restrictions set forth in the Merger Agreement. In addition, subject to restrictions set forth in the Merger Agreement, we may issue additional shares of common stock under our equity incentive plans.

In addition to provisions of the Merger Agreement, certain provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction other than the Merger and, therefore, your ability to sell your shares at a price higher than contemplated by the Merger.

In addition to provisions of the Merger Agreement, certain provisions contained in our certificate of incorporation and bylaws, such as a classified board of directors, limitations on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings and certain provisions of Delaware law, could make it more difficult for a third party other than Hexion to acquire control of our company, even if some of our stockholders considered such a change of control to be beneficial. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. Although the terms of the Merger Agreement restrict our ability to issue preferred stock, if the Merger Agreement is terminated, or if Hexion consents, our board of directors could elect to issue preferred stock that has special voting or other rights that could make it even more difficult for a third party to acquire us, which may reduce or eliminate your ability to sell your shares of common stock at a price higher than contemplated by the Merger.

Risks Related to MTBE

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the second quarter of 2007. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	—	—	—
May	282	$19.98	—	—
June	152	19.88	—	—
Total	434	$19.94	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 3, 2007. The first item of business was the election of three Class III directors. The votes were tabulated as follows: 177,912,450 votes were cast for Nolan D. Archibald and 20,128,211 votes were withheld; 173,293,919 votes were cast for H. William Lichtenberger and 24,746,742 votes were withheld; and 187,156,683 votes were cast for Richard A. Michaelson and 10,883,978 votes were withheld. The second item of business was a proposal to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007. The votes were tabulated as follows: 195,691,949 were cast for, 551,504 were cast against, and 1,797,208 abstained.

ITEM 5. OTHER INFORMATION

Action of Compensation Committee

On July 24, 2007, the Compensation Committee of the Board of Directors of our Company approved the payment of transaction bonuses to certain of our officers relating to our successful completion of mergers and acquisitions activities in 2006.  These bonuses are payable in full upon the consummation of the final sale of our U.S. base chemicals and polymers businesses, or, with respect to any person whose employment is involuntarily terminated prior to the payment of the bonus, the date of such person’s termination of employment.  The amounts payable to our Chief Executive Officer, Chief Financial Officer and certain other officers are set forth in the table below.

Name	Title	Bonus Amount
Peter R. Huntsman	President, Chief Executive Officer	$750,000
J. Kimo Esplin	Executive Vice President and CFO	$452,600
Samuel D. Scruggs	Executive Vice President and General Counsel	$566,000
Paul Hulme	Division President, Materials & Effects	$231,000

Information Concerning Sasol-Huntsman GmbH and Co. KG

In our annual report on Form 10-K, we stated that our investment in Sasol-Huntsman GmbH and Co. KG met certain significance test requirements pursuant to Rule 3-09 of Regulation S-X for the year ended December 31, 2005 and that we intended to file by, June 30, 2007, an amendment to our annual report on Form 10-K to include the separate financial statements of Sasol-Huntsman GmbH and Co. KG.  Upon further review and analysis, we have determined that Sasol-Huntsman GmbH and Co. KG does not meet the applicable significance tests of Regulation S-X and that we are not required to amend our annual report on Form 10-K to include Sasol-Huntsman GmbH and Co. KG’s financial statements.

ITEM 6. EXHIBITS

1.1

Underwriting Agreement, dated as of August 2, 2007, by and among the Company, MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on August 6, 2007)

2.1

Amended and Restated Asset Purchase Agreement dated June 22, 2007 among Flint Hills Resources, LP, Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on June 25, 2007)

2.2

Agreement and Plan of Merger, dated as of July 12, 2007, among the Company, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on July 13, 2007)

4.1

Registration Rights Agreement, dated as of June 25, 2007, by and among Huntsman Corporation, Fidelity Charitable Gift Fund, and Jon M. Huntsman (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-3 of Huntsman Corporation filed on June 26, 2007 (File No. 333-144043))

4.2

Registration Rights Agreement, dated as of June 25, 2007, by and among Huntsman Corporation, The Jon and Karen Huntsman Foundation, and Jon M. Huntsman (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 of Huntsman Corporation filed on June 26, 2007 (File No. 333-144043))

4.3

Amended and Restated Registration Rights Agreement dated July 12, 2007 among the Company, Huntsman Family Holdings Company LLC, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda), L.P. and the other stockholders party thereto (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on July 13, 2007)

10.1

Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on April 24, 2007)

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

99.1

Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., The Jon and Karen Huntsman Foundation, Fidelity Charitable Gift Fund and Jon M. Huntsman (incorporated by reference to Exhibit 99.2 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))

99.2

Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P. (incorporated by reference to Exhibit 99.3 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

By:	/s/ J. KIMO ESPLIN
J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

By:	/s/ L. RUSSELL HEALY
L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

1.1

Underwriting Agreement, dated as of August 2, 2007, by and among the Company, MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K filed on August 6, 2007)

2.1

Amended and Restated Asset Purchase Agreement dated June 22, 2007 among Flint Hills Resources, LP, Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on June 25, 2007)

2.2

Agreement and Plan of Merger, dated as of July 12, 2007, among the Company, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on July 13, 2007)

4.1

Registration Rights Agreement, dated as of June 25, 2007, by and among Huntsman Corporation, Fidelity Charitable Gift Fund, and Jon M. Huntsman (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-3 of Huntsman Corporation filed on June 26, 2007 (File No. 333-144043))

4.2

Registration Rights Agreement, dated as of June 25, 2007, by and among Huntsman Corporation, The Jon and Karen Huntsman Foundation, and Jon M. Huntsman (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 of Huntsman Corporation filed on June 26, 2007 (File No. 333-144043))

4.3

Amended and Restated Registration Rights Agreement dated July 12, 2007 among the Company, Huntsman Family Holdings Company LLC, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda), L.P. and the other stockholders party thereto (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on July 13, 2007)

10.1

Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on April 24, 2007)

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

99.1

Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., The Jon and Karen Huntsman Foundation, Fidelity Charitable Gift Fund and Jon M. Huntsman (incorporated by reference to Exhibit 99.2 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))

99.2

Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P. (incorporated by reference to Exhibit 99.3 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))