Form 10-Q
period 2007-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2007-11-09
CIK 1307954, 1089748

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

        On November 6, 2007, 222,017,164 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

        This Quarterly Report on Form 10-Q presents information for two registrants: Huntsman Corporation and Huntsman International LLC ("Huntsman International"). Huntsman International is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10-Q is equally applicable to both Huntsman Corporation and Huntsman International, except where otherwise indicated. Huntsman International meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$150.7	$263.2
Accounts and notes receivables (net of allowance for doubtful accounts of $46.9 and $39.0, respectively)	1,294.0	1,243.2
Accounts receivable from affiliates	15.6	14.1
Inventories, net	1,459.3	1,520.1
Prepaid expenses	58.6	55.7
Deferred income taxes	69.6	64.6
Other current assets	122.7	175.7

Total current assets	3,170.5	3,336.6
Property, plant and equipment, net	4,006.4	4,059.4
Investment in unconsolidated affiliates	221.3	201.0
Intangible assets, net	177.9	187.6
Goodwill	92.5	90.2
Deferred income taxes	227.8	190.4
Other noncurrent assets	424.4	379.7

Total assets	$8,320.8	$8,444.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,046.3	$1,006.2
Accounts payable to affiliates	11.2	12.0
Accrued liabilities	896.3	857.6
Deferred income taxes	16.4	9.4
Current portion of long-term debt	152.2	187.9

Total current liabilities	2,122.4	2,073.1
Long-term debt	3,560.1	3,457.4
Deferred income taxes	59.9	192.6
Other noncurrent liabilities	930.0	955.8

Total liabilities	6,672.4	6,678.9

Minority interests in common stock of consolidated subsidiaries	21.3	29.4
Commitments and contingencies (Notes 15 and 16)
Stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 222,012,474 and 221,549,461 issued and 221,036,190 and 220,652,429 outstanding in 2007 and 2006, respectively	2.2	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding	287.5	287.5
Additional paid-in capital	2,827.5	2,798.4
Unearned stock-based compensation	(13.8)	(12.5)
Accumulated deficit	(1,520.7)	(1,277.6)
Accumulated other comprehensive income (loss)	44.4	(61.4)

Total stockholders' equity	1,627.1	1,736.6

Total liabilities and stockholders' equity	$8,320.8	$8,444.9

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Trade sales, services and fees	$2,458.9	$2,291.8	$7,227.1	$6,929.5
Related party sales	21.1	21.3	57.4	71.6

Total revenues	2,480.0	2,313.1	7,284.5	7,001.1
Cost of goods sold	2,090.6	1,965.0	6,123.4	5,899.7

Gross profit	389.4	348.1	1,161.1	1,101.4
Operating expenses:
Selling, general and administrative	216.6	202.2	646.2	534.7
Research and development	35.4	35.3	104.9	88.6
Other operating expense (income)	12.3	(27.7)	17.6	(122.0)
Restructuring, impairment and plant closing costs	9.1	3.6	33.5	20.7

Total expenses	273.4	213.4	802.2	522.0

Operating income	116.0	134.7	358.9	579.4
Interest expense, net	(71.5)	(83.4)	(215.3)	(264.8)
Loss on accounts receivable securitization program	(7.5)	(3.3)	(16.5)	(9.2)
Equity in income of investment in unconsolidated affiliates	1.6	0.5	8.9	2.6
Loss on early extinguishment of debt	—	(14.5)	(1.8)	(14.5)
Expenses associated with the Merger	(205.0)	—	(205.0)	—
Other (expense) income	(2.4)	1.5	(2.7)	1.6

(Loss) income from continuing operations before income taxes and minority interest	(168.8)	35.5	(73.5)	295.1
Income tax benefit (expense)	13.5	17.5	9.1	(14.8)
Minority interest in subsidiaries' loss (income)	2.9	(0.4)	13.6	(1.1)

(Loss) income from continuing operations	(152.4)	52.6	(50.8)	279.2
Income (loss) from discontinued operations, net of tax	2.4	(242.1)	(117.0)	(187.3)

(Loss) income before extraordinary gain (loss)	(150.0)	(189.5)	(167.8)	91.9
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	—	7.2	(6.5)	57.7

Net (loss) income	$(150.0)	$(182.3)	$(174.3)	$149.6

Net (loss) income	$(150.0)	$(182.3)	$(174.3)	$149.6
Other comprehensive income	62.9	57.7	105.8	138.0

Comprehensive (loss) income	$(87.1)	$(124.6)	$(68.5)	$287.6

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.69)	$0.24	$(0.23)	$1.27
Income (loss) from discontinued operations, net of tax	0.01	(1.10)	(0.53)	(0.85)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	—	0.03	(0.03)	0.26

Net (loss) income	$(0.68)	$(0.83)	$(0.79)	$0.68

Weighted average shares	221.0	220.6	220.9	220.6

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.69)	$0.23	$(0.23)	$1.20
Income (loss) from discontinued operations, net of tax	0.01	(1.04)	(0.53)	(0.80)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	—	0.03	(0.03)	0.24

Net (loss) income	$(0.68)	$(0.78)	$(0.79)	$0.64

Weighted average shares	221.0	233.2	220.9	233.1

Dividends per share	$0.10	$—	$0.30	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2007	2006
Operating Activities:
Net (loss) income	$(174.3)	$149.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(57.7)
Equity in income of investment in unconsolidated affiliates	(8.9)	(2.6)
Depreciation and amortization	313.3	353.2
Provision for losses on accounts receivable	3.4	3.5
Loss on disposal of discontinued operations	228.9	280.2
Gain on disposal of business/assets	(1.4)	(92.4)
Loss on early extinguishment of debt	1.8	14.5
Noncash interest expense (income)	2.6	(5.9)
Noncash restructuring, impairment and plant closing costs	12.6	16.8
Deferred income taxes	(109.8)	2.0
Net unrealized gain on foreign currency transactions	(3.2)	(8.7)
Stock-based compensation	18.5	13.0
Minority interest in subsidiaries' (loss) income	(13.6)	1.1
Other, net	(0.8)	(0.2)
Changes in operating assets and liabilities:
Accounts and notes receivable	(14.0)	182.2
Inventories, net	(49.5)	(18.6)
Prepaid expenses	(2.9)	(39.2)
Other current assets	51.3	(13.0)
Other noncurrent assets	(74.0)	(20.0)
Accounts payable	(49.9)	68.5
Accrued liabilities	(97.4)	(204.5)
Other noncurrent liabilities	4.1	(10.9)

Net cash provided by operating activities	43.3	610.9

Investing Activities:
Capital expenditures	(466.7)	(327.0)
Acquisition of businesses, net of cash acquired and post-closing adjustments	12.9	(173.2)
Proceeds from sale of business/assets	364.3	209.0
Investment in unconsolidated affiliates, net	(12.0)	(13.6)
Proceeds from government securities, restricted as to use	10.8	10.8
Other, net	—	(1.0)

Net cash used in investing activities	(90.7)	(295.0)

(Continued)

	Nine months ended September 30,
	2007	2006
Financing Activities:
Net borrowings under revolving loan facilities	$43.5	$62.8
Net borrowing (repayments) from overdraft facilities and other short-term debt	9.0	(4.7)
Repayments of long-term debt	(318.9)	(422.4)
Proceeds from long-term debt	266.1	137.2
Repayments on notes payable	(49.4)	(40.9)
Proceeds from notes payable	57.6	73.6
Dividends paid to common stockholders	(66.3)	—
Dividends paid to preferred stockholders	(10.8)	(10.8)
Contribution from minority shareholder	—	6.2
Call premiums related to early extinguishment of debt	(1.2)	(12.5)
Debt issuance costs paid	(4.6)	(3.3)
Other, net	1.0	—

Net cash used in financing activities	(74.0)	(214.8)

Effect of exchange rate changes on cash	8.9	1.9

(Decrease) increase in cash and cash equivalents	(112.5)	103.0
Cash and cash equivalents at beginning of period	263.2	142.8

Cash and cash equivalents at end of period	$150.7	$245.8

Supplemental cash flow information:
Cash paid for interest	$217.6	$314.6
Cash paid for income taxes	52.9	27.8
Change in capital expenditures included in accounts payable	43.5	—

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$150.6	$246.0
Accounts and notes receivables (net of allowance for doubtful accounts of $46.9 and $39.0, respectively)	1,294.0	1,243.2
Receivables from affiliates	175.8	19.5
Inventories, net	1,459.3	1,520.1
Prepaid expenses	57.8	55.7
Deferred income taxes	75.6	70.7
Other current assets	115.6	161.7

Total current assets	3,328.7	3,316.9
Property, plant and equipment, net	3,794.2	3,829.5
Investment in unconsolidated affiliates	221.3	201.0
Intangible assets, net	182.3	192.6
Goodwill	92.5	90.2
Deferred income taxes	226.1	188.7
Other noncurrent assets	424.4	376.6

Total assets	$8,269.5	$8,195.5

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,046.3	$1,006.2
Accounts payable to affiliates	16.8	16.7
Accrued liabilities	786.7	841.7
Deferred income taxes	16.4	9.4
Current portion of long-term debt	151.4	187.9

Total current liabilities	2,017.6	2,061.9
Long-term debt	3,560.1	3,457.4
Deferred income taxes	79.7	161.6
Other noncurrent liabilities	929.6	952.1

Total liabilities	6,587.0	6,633.0

Minority interests in common stock of consolidated subsidiaries	21.3	29.4
Commitments and contingencies (Notes 15 and 16)
Members' equity:
Members' equity, 2,728 units issued and outstanding	2,837.8	2,811.8
Accumulated deficit	(1,157.0)	(1,150.4)
Accumulated other comprehensive loss	(19.6)	(128.3)

Total members' equity	1,661.2	1,533.1

Total liabilities and members' equity	$8,269.5	$8,195.5

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Trade sales, services and fees	$2,458.9	$2,291.8	$7,227.1	$6,929.5
Related party sales	21.1	21.3	57.4	71.6

Total revenues	2,480.0	2,313.1	7,284.5	7,001.1
Cost of goods sold	2,086.5	1,959.7	6,111.2	5,887.1

Gross profit	393.5	353.4	1,173.3	1,114.0
Operating expenses:
Selling, general and administrative	216.4	203.6	645.8	534.6
Research and development	35.4	35.3	104.9	88.6
Other operating expense (income)	12.3	(27.7)	17.6	(122.0)
Restructuring, impairment and plant closing costs	9.1	3.6	33.5	20.7

Total expenses	273.2	214.8	801.8	521.9

Operating income	120.3	138.6	371.5	592.1
Interest expense, net	(71.8)	(84.6)	(216.2)	(268.3)
Loss on accounts receivable securitization program	(7.5)	(3.3)	(16.5)	(9.2)
Equity in income of investment in unconsolidated affiliates	1.6	0.5	8.9	2.6
Loss on early extinguishment of debt	—	(18.1)	(2.2)	(18.1)
Other (expense) income	(2.4)	1.4	(2.8)	1.5

Income from continuing operations before income taxes and minority interest	40.2	34.5	142.7	300.6
Income tax benefit (expense)	2.3	21.4	(39.8)	(57.0)
Minority interest in subsidiaries' loss (income)	2.9	(0.4)	13.6	(1.1)

Income from continuing operations	45.4	55.5	116.5	242.5
Income (loss) from discontinued operations, net of tax	2.4	(222.1)	(117.0)	(167.3)

Income (loss) before extraordinary gain (loss)	47.8	(166.6)	(0.5)	75.2
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	—	8.9	(6.5)	55.0

Net income (loss)	$47.8	$(157.7)	$(7.0)	$130.2

Net income (loss)	$47.8	$(157.7)	$(7.0)	$130.2
Other comprehensive income	63.4	59.8	108.7	151.3

Comprehensive income (loss)	$111.2	$(97.9)	$101.7	$281.5

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2007	2006
Operating Activities:
Net (loss) income	$(7.0)	$130.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary loss (gain) on acquisition of a business, net of tax	6.5	(55.0)
Equity in income of investment in unconsolidated affiliates	(8.9)	(2.6)
Depreciation and amortization	296.2	332.9
Provision for losses on accounts receivable	3.4	3.5
Loss on disposal of discontinued operations	228.9	260.2
Gain on disposal of business/assets	(1.4)	(92.4)
Loss on early extinguishment of debt	2.2	18.1
Noncash interest expense (income)	2.8	(2.9)
Noncash restructuring, impairment and plant closing costs	12.6	16.8
Deferred income taxes	(60.9)	44.2
Net unrealized gain on foreign currency transactions	(3.2)	(8.7)
Noncash compensation	18.5	13.0
Minority interest in subsidiaries' (loss) income	(13.6)	1.1
Other, net	(0.7)	(0.1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(14.0)	183.4
Inventories, net	(49.5)	(18.6)
Prepaid expenses	(2.2)	(39.2)
Other current assets	44.3	(13.0)
Other noncurrent assets	(77.5)	(30.7)
Accounts payable	(50.0)	68.5
Accrued liabilities	(191.1)	(211.8)
Other noncurrent liabilities	13.1	7.7

Net cash provided by operating activities	148.5	604.6

Investing Activities:
Capital expenditures	(466.7)	(327.0)
Acquisition of businesses, net of cash acquired and post-closing adjustments	12.9	(173.2)
Proceeds from sale of business/assets	364.3	209.0
Receivables from affiliate	(151.4)	—
Investment in unconsolidated affiliates, net	(12.0)	(13.6)
Other, net	—	(1.0)

Net cash used in investing activities	(252.9)	(305.8)

Financing Activities:
Net borrowings under revolving loan facilities	43.5	62.8
Net borrowings (repayments) from overdraft facilities and other short-term debt	9.0	(4.7)
Repayments of long-term debt	(318.9)	(422.4)
Proceeds from long-term debt	266.1	137.2
Repayments on notes payable	(47.5)	(38.3)
Proceeds from notes payable	54.9	71.3
Call premiums related to early extinguishment of debt	(1.2)	(12.5)
Debt issuance costs paid	(4.6)	(3.3)
Contribution from minority shareholder	—	6.2
Other, net	(1.2)	—

Net cash provided by (used in) financing activities	0.1	(203.7)

Effect of exchange rate changes on cash	8.9	1.9

(Decrease) increase in cash and cash equivalents	(95.4)	97.0
Cash and cash equivalents at beginning of period	246.0	132.5

Cash and cash equivalents at end of period	$150.6	$229.5

Supplemental cash flow information:
Cash paid for interest	$218.5	$315.2
Cash paid for income taxes	52.9	27.8
Change in capital expenditures included in accounts payable	43.5	—

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "Huntsman Advanced Materials" refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); "HMP Equity Trust" refers to HMP Equity Trust (the holder of approximately 22% of our common stock), and "MatlinPatterson" refers to MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and MatlinPatterson Global Opportunities Partners B, L.P. (collectively, an owner of HMP Equity Trust).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

DESCRIPTION OF BUSINESS

        We are among the world's largest global manufacturers of differentiated chemical products and we also manufacture inorganic chemical products. Our products comprise a broad range of chemicals and formulations and are used in a wide range of applications.

COMPANY

        Our Company was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of differentiated, inorganic and commodity businesses.

        Huntsman International was formed in 1999 in connection with the acquisition of ICI's polyurethane chemicals, selected petrochemicals and titanium dioxide businesses and BP's 20% ownership interest in an olefins facility located at Wilton, U.K. and certain related assets.

PENDING SALE OF OUR COMPANY

        On July 12, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hexion Specialty Chemicals, Inc. ("Hexion") and its wholly-owned merger subsidiary ("Merger Sub"). Hexion is owned by an affiliate of Apollo Management L.P. Under the Merger Agreement, Hexion has agreed to acquire all of the issued and outstanding shares of our common stock in a merger under Delaware law (the "Merger"), pursuant to which Merger Sub will be merged with and into our Company and our Company will continue as the surviving corporation and a wholly-owned subsidiary of Hexion.

        Upon completion of the Merger, our stockholders will receive $28.00 in cash per share of common stock they own. In addition, if the Merger is not completed by April 5, 2008 (the "Adjustment Date"), then for each day after the Adjustment Date, through and including the closing date of the Merger, the merger consideration per share will increase by an amount in cash equal to the excess, if any, of $0.006137 per day (8% per annum) over the amount of any dividends or distributions declared, made or paid from and after the Adjustment Date through and including the closing date of the Merger (rounding to the nearest cent). The merger consideration will be paid without interest and reduced by any applicable tax withholding.

        On October 16, 2007, our stockholders holding a majority of the shares entitled to vote thereon approved a proposal to adopt the Merger Agreement. Nevertheless, the Merger cannot be completed until each other closing condition specified in the Merger Agreement has been satisfied or waived. We cannot predict whether the Merger will be consummated or, if it is consummated, the exact timing of the effective time of the Merger because it is subject to conditions which are not within our control, such as expiration of waiting periods or grants of approvals under competition laws in the United States, Europe and certain other jurisdictions. The Merger Agreement may be terminated by either party if the Merger is not consummated by April 5, 2008, subject to certain extensions for approximately six months or more under certain circumstances. The entire time period allowable under the Merger Agreement may be required to satisfy all closing conditions and to complete the Merger.

        For more information regarding expenses associated with the Merger, see "Note 14. Expenses Associated with the Merger" below.

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the condensed consolidated financial statements (unaudited) for each of our Company and Huntsman International. The differences between our financial statements and Huntsman International's financial statements relate primarily to the following:

  •
  expenses associated with the Merger;

  •
  purchase accounting recorded at our Company for the step-acquisition of Huntsman International in May 2003; and

  •
  the different capital structures.

PRINCIPLES OF CONSOLIDATION

        Our condensed consolidated financial statements (unaudited) and Huntsman International's condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated, except for intercompany sales between discontinued and continuing operations.

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 for our Company and Huntsman International and in Exhibit 99.1 to our Current Report on Form 8-K filed on September 28, 2007 and Exhibit 99.1 to our Current Report on Form 8-K filed on November 6, 2007.

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

RECLASSIFICATIONS

        Certain amounts in the condensed consolidated financial statements (unaudited) for prior periods have been reclassified to conform with the current presentation. The most significant of these reclassifications was to reclassify the results of operations from our North American polymers business to discontinued operations. See "Note 3. Discontinued Operations." In addition, beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. All segment information for prior periods has been restated to reflect this transfer.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        We adopted Emerging Issues Task Force ("EITF") Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, on January 1, 2007. This pronouncement concludes that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement accumulates; therefore, such benefits should be accrued over the required service period. The adoption of this pronouncement did not have a significant impact on our consolidated financial statements.

        We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, by

prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recorded a credit of $0.3 million to accumulated deficit as of January 1, 2007 for the cumulative effect of a change in accounting principle. See "Note 19. Income Taxes."

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are reviewing SFAS No. 157 to determine the statement's impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Effective for December 31, 2008, SFAS No. 158 will require us to measure the funded status of our plans as of December 31. We currently use a November 30 measurement date for our plans.

        We adopted FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, on January 1, 2007. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

        We adopted FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, on January 1, 2007. This FSP requires that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. In November 2006 and March 2007, we completed offerings of subordinated notes which contain registration payment arrangements. See "Note 7. Debt." We have evaluated the impact of this FSP as it relates to our note offerings, and the adoption of this FSP did not have a significant impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value, with changes in fair value reflected in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are evaluating SFAS No. 159 to determine the statement's impact on our consolidated financial statements.

        In May 2007, the FASB issued FSP FIN 48-1, Definition of "Settlement" in FASB Interpretation No. 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Our initial adoption of

FIN 48 was consistent with the provisions of this FSP; therefore, this pronouncement did not have an impact on our consolidated financial statements.

        In June 2007, the FASB issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires companies to recognize a realized tax benefit from dividends charged to retained earnings on affected securities as a credit to additional paid-in capital which should be included in the pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 will be applied prospectively to income tax benefits of dividends on share-based payment awards that are declared in fiscal years beginning after September 15, 2007. We do not expect that the adoption of this pronouncement will have a significant impact on our consolidated financial statements.

3. DISCONTINUED OPERATIONS

NORTH AMERICAN POLYMERS BUSINESS

        On February 15, 2007, we entered into an Asset Purchase Agreement (the "Original Agreement") pursuant to which Flint Hills Resources ("FHR"), a wholly owned subsidiary of Koch, agreed to acquire our North American base chemicals and polymers business assets for approximately $456 million in cash, plus the value of inventory on the date of closing. We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated for cash in the ordinary course of business. On June 22, 2007, we entered into an Amended and Restated Asset Purchase Agreement (the "Amended and Restated Agreement") with FHR that amends certain terms of the Original Agreement to, among other things, provide for the closing of the sale of our North American polymers business assets on August 1, 2007 for $150.0 million plus the value of associated inventory on an average actual cost basis (the "North American Polymers Disposition"). We received total consideration for the North American Polymers Disposition of approximately $355 million, of which $348.3 million was received as of September 30, 2007. The net proceeds from the North American Polymers Disposition were used to repay debt and to reduce amounts under the A/R Securitization Program.

        The Amended and Restated Agreement also provides for the separate closing of the sale of our U.S. base chemicals business for the remaining $306.0 million plus the value of associated inventory on an average actual cost basis (approximately $73 million at September 30, 2007), following the restart of our Port Arthur, Texas olefins manufacturing facility, which is expected to occur during the fourth quarter of 2007 (the "U.S. Base Chemicals Disposition" and together with the North American Polymers Disposition, the "U.S. Petrochemical Disposition"). For more information, see "Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals Business," "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" and "Note 23. Subsequent Events."

        The North American Polymers Disposition included our polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. Pursuant to the Amended and Restated Agreement, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007.

        The following results of our North American polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$134.4	$372.9	$880.4	$1,086.6
Costs and expenses	(137.9)	(355.5)	(874.2)	(1,015.4)
Gain (loss) on disposal	11.1	—	(228.9)	—

Operating income (loss)	7.6	17.4	(222.7)	71.2
Income tax (expense) benefit	(3.6)	(0.1)	72.3	(1.2)

Income (loss) from discontinued operations, net of tax	$4.0	$17.3	$(150.4)	$70.0

        During the second quarter of 2007, we recorded an impairment loss on the pending disposal of $240.0 million resulting from the write-down of the North American polymers business to the purchase price less cost to sell. In connection with the North American Polymers Disposition, we recognized a pretax gain on disposal of $11.1 million during the third quarter of 2007, resulting primarily from a pension curtailment gain of $13.4 million. The final sales price is subject to post-closing adjustments, including a post-closing adjustment for working capital. We have accrued a liability relating to the working capital adjustment of $1.3 million and expect to settle this obligation during the fourth quarter of 2007.

        In connection with the North American Polymers Disposition, we agreed to indemnify FHR with respect to any losses resulting from (i) the breach of representations and warranties contained in the Amended and Restated Agreement, (ii) any pre-sale liabilities related to certain assets not assumed by FHR, and (iii) any unknown environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us, on a cumulative basis, exceed $10 million. Upon exceeding this $10 million threshold, we generally are obligated to provide indemnification for any losses up to a limit of $150 million. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

        The EBITDA of the North American polymers business is reported in our Polymers segment in the accompanying condensed consolidated financial statements (unaudited).

EUROPEAN BASE CHEMICALS AND POLYMERS BUSINESS

        On December 29, 2006, we completed the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited for an aggregate purchase price of $685 million in cash plus the assumption by the purchaser of approximately $126 million in unfunded pension liabilities (the "U.K. Petrochemicals Disposition"). The final sales price was subject to adjustments relating to working capital, investment in the LDPE plant currently under construction in Wilton, U.K. and unfunded pension liabilities. The transaction did not include our Teesside, U.K.-based Pigments operations or the Wilton, U.K.-based aniline and nitrobenzene operations of our Polyurethanes segment.

        In connection with the U.K. Petrochemical Disposition, we agreed to make payments to SABIC of up to £18 million (approximately $36 million) related to the transfer of pension plan assets and liabilities and we accrued this liability in 2006 in connection with the sale transaction. During the second quarter of 2007, the valuation of the related pension assets and liabilities was refined and on October 17, 2007, we made payments to SABIC of approximately £0.2 million (approximately $0.5 million) and have adjusted the accrual accordingly. Therefore, during the nine months ended September 30, 2007, we recorded a pretax credit related to the U.K. Petrochemicals Disposition of $34.0 million resulting primarily from the reversal of this pension funding accrual.

        The final sales price of the U.K. Petrochemical Disposition was also subject to adjustments relating to working capital and investment in the LDPE plant under construction in Wilton U.K. During the third quarter of 2007, we finalized these and other adjustments and recorded an additional loss on disposal of $1.6 million and funded the related obligation of $15.3 million on October 1, 2007. Also, we and Huntsman International expect to incur a non-cash pension settlement loss of approximately $1 million and $12 million, respectively, during the fourth quarter of 2007.

        The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

  Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$—	$711.3	$—	$1,841.1
Costs and expenses	—	(678.5)	—	(1,806.1)
Loss on pending disposal	—	(280.2)	—	(280.2)
Post-closing adjustments to (loss) income on disposal	(1.6)	—	34.0	—

Operating (loss) income	(1.6)	(247.4)	34.0	(245.2)
Income tax expense	—	(11.2)	—	(10.5)

(Loss) income from discontinued operations, net of tax	$(1.6)	$(258.6)	$34.0	$(255.7)

  Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$—	$711.1	$—	$1,841.1
Costs and expenses	—	(678.2)	—	(1,806.0)
Loss on pending disposal	—	(260.2)	—	(260.2)
Post-closing adjustments to (loss) income on disposal	(1.6)	—	34.0	—

Operating (loss) income	(1.6)	(227.3)	34.0	(225.1)
Income tax expense	—	(11.3)	—	(10.6)

(Loss) income from discontinued operations, net of tax	$(1.6)	$(238.6)	$34.0	$(235.7)

        The loss on pending disposal recorded during 2006 represents the impairment of long-lived assets resulting from the write-down of the European base chemicals and polymers assets to the purchase price, less cost to sell.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Costs and expenses	$—	$(0.8)	$(1.0)	$(1.6)

Operating loss	—	(0.8)	(1.0)	(1.6)
Income tax benefit	—	—	0.4	—

Loss from discontinued operations, net of tax	$—	$(0.8)	$(0.6)	$(1.6)

4. BUSINESS DISPOSITIONS AND COMBINATIONS

AGREEMENT TO SELL U.S. BASE CHEMICALS BUSINESS

        The Amended and Restated Agreement provides, among other things, for the separate closing of our U.S. base chemicals business for $306.0 million plus the value of associated inventory on an average actual cost basis (approximately $73 million at September 30, 2007), following the restart of our Port Arthur, Texas olefins manufacturing facility which is expected to occur during the fourth quarter of 2007. For more information, see "Note 3. Discontinued Operations—North American Polymers Business," "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" and "Note 23. Subsequent Events." As of September 30, 2007, these assets were classified as held and used in accordance with SFAS No. 144 because these assets were not immediately available for sale in their present condition due to the required repair and restart of the Port Arthur, Texas facility. We tested these assets for recoverability using expected future cash flows, including the expected proceeds from the Port Arthur fire insurance recovery, and concluded that the expected future cash flows were in excess of the carrying value of the business expected to be sold. Therefore, we did not recognize an impairment charge as of September 30, 2007. We will continue to assess these assets for recoverability during 2007 through the sale date. Upon the restart of the Port Arthur facility, we expect that the carrying value of the business to be sold, which will increase as we rebuild the plant, will exceed the sales price and we expect to recognize a loss on disposal of approximately $150 million. For more information, see "Note 23. Subsequent Events."

        The U.S. Base Chemicals Disposition includes our olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at our retained Port Neches, Texas site of our Performance Products segment operations is not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from FHR to us, will continue to provide feedstock for our downstream derivative units.

SALE OF U.S. BUTADIENE AND MTBE BUSINESS

        On June 27, 2006, we sold the assets comprising our U.S. butadiene and MTBE business operated by our Base Chemicals segment and recognized a gain on disposal of $90.3 million. The total sales price was $274.0 million, of which $204.0 million was paid to us during 2006. The additional $70.0 million will be payable to us after the successful restart (which requires meeting certain criteria) of our Port Arthur, Texas olefins unit that was damaged in a fire (see "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire") and the related resumption of crude butadiene supply; provided that we achieve certain intermediate steps toward restarting the plant. We expect to recognize an additional pre-tax gain of approximately $69 million upon completion of the conditions referenced above.

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

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business for $172.1 million (CHF 215 million) in cash (the "Textile Effects Acquisition"). This purchase price was subject to finalization of post-closing working capital adjustments, which resulted in a reduction to the purchase price of $26.9 million. The operating results of the textile effects business have been consolidated with our operating results beginning on July 1, 2006 and are reported with our advanced materials operations as part of our Materials and Effects segment.

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

        During 2006, we recorded an extraordinary gain on the acquisition of $55.9 million based on the preliminary purchase price allocation. During the six months ended June 30, 2007, we adjusted the preliminary purchase price allocation for, among other things, the finalization of restructuring plans, estimates of asset retirement obligations, the determination of related deferred taxes and finalization of the post-closing working capital adjustments, resulting in a reduction to the extraordinary gain of $6.5 million.

        We plan to exit certain activities of the textile effects business and expect to involuntarily terminate the employment of, or relocate, certain textile effects employees. We estimate that we will eliminate 650 positions and will create approximately 200 new positions, globally. These plans include the exit of various manufacturing, sales and administrative activities throughout the business through 2009. This purchase price allocation includes recorded liabilities for workforce reductions and other business exit costs of $81.1 million and $11.2 million, respectively.

PENDING METROCHEM ACQUISITION

        On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Ltd for $46.5 million in cash. The division to be acquired by us is a textile dyes and intermediates manufacturer based in Baroda, India. The transaction, which is subject to regulatory approvals, is expected to close in April 2008.

DUPONT FLUOROCHEMICAL ACQUISITION

        On July 23, 2007, we acquired DuPont's global fluorochemical business for the nonwovens industry for $8.4 million in cash. The transaction with DuPont included all existing contracts and business records. All manufacturing assets, cash, accounts receivable, inventory, employees, offices, laboratories and other assets were specifically excluded from the purchase. The entire value of this acquisition was assigned to intangible assets with useful lives of 15 years.

5. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	September 30, 2007	December 31, 2006
Raw materials and supplies	$323.7	$320.1
Work in progress	91.9	109.8
Finished goods	1,143.5	1,204.3

Total	1,559.1	1,634.2
LIFO reserves	(99.8)	(114.1)

Net	$1,459.3	$1,520.1

        As of September 30, 2007 and December 31, 2006, approximately 13% and 18%, respectively, of inventories were recorded using the last-in, first-out cost method.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for similar inventories for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at September 30, 2007 was $4.2 million (8.1 million pounds of feedstock and products). The amount included in inventory under open exchange agreements receivable by us at December 31, 2006 was $9.7 million (30.9 million pounds of feedstock and products).

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2007 and December 31, 2006, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of December 31, 2006	$76.4	$0.3	$8.7	$16.7	$102.1
Adjustment to Textile Effects opening balance sheet accrual	14.0	2.2	(2.1)	4.5	18.6
2007 charges for 2003 initiatives	0.3	—	—	—	0.3
2007 charges for 2004 initiatives	3.9	—	0.6	0.1	4.6
2007 charges for 2005 initiatives	0.3	—	—	—	0.3
2007 charges for 2007 initiatives	0.8	—	—	17.9	18.7
Reversal of reserves no longer required	(1.8)	—	(1.2)	—	(3.0)
2007 payments for 2003 initiatives	(2.4)	—	(0.6)	(0.2)	(3.2)
2007 payments for 2004 initiatives	(3.9)	(0.6)	(0.6)	(0.1)	(5.2)
2007 payments for 2005 initiatives	(3.8)	—	—	—	(3.8)
2007 payments for 2006 initiatives	(7.9)	—	—	(0.6)	(8.5)
2007 payments for 2007 initiatives	(0.2)	—	—	(17.9)	(18.1)
Net activity of discontinued operations	0.6	—	—	—	0.6
Foreign currency effect on reserve balance	5.2	—	0.1	(0.5)	4.8

Accrued liabilities as of September 30, 2007	$81.5	$1.9	$4.9	$19.9	$108.2

(1)
With the exception of liabilities recorded in connection with business combinations, accrued liabilities classified as workforce reductions consist primarily of restructuring programs involving ongoing termination benefit arrangements and restructuring programs involving special termination benefits. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, respectively. The remaining accrued liabilities related to these charges of $3.7 million represent workforce reductions to be paid by the end of 2011. Liabilities for workforce reductions recorded in connection with business combinations were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. The total workforce reduction reserves of $81.5 million relate to 689 positions that have not been terminated as of September 30, 2007.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2007	December 31, 2006
2001 initiatives	$1.4	$1.4
2003 initiatives	12.0	15.8
2004 initiatives	9.8	12.2
2005 initiatives	—	1.4
2006 initiatives	84.1	76.2
2007 initiatives	1.0	—
Foreign currency effect on reserve balance	(0.1)	(4.9)

Total	$108.2	$102.1

        Details with respect to our restructuring reserves are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Materials and Effects	Performance Products	Pigments	Polymers	Base Chemicals	Total
Accrued liabilities as of December 31, 2006	$6.6	$78.5	$7.4	$7.9	$—	$1.7	$102.1
Adjustment to Textile Effects opening balance sheet accrual	—	18.6	—	—	—	—	18.6
2007 charges for 2003 initiatives	—	0.1	—	0.2	—	—	0.3
2007 charges for 2004 initiatives	—	—	0.3	4.3	—	—	4.6
2007 charges for 2005 initiatives	—	—	—	0.3	—	—	0.3
2007 charges for 2007 initiatives	—	18.7	—	—	—	—	18.7
Reversal of reserves no longer required	—	(0.2)	—	(2.8)	—	—	(3.0)
2007 payments for 2003 initiatives	(1.7)	(0.4)	—	(1.1)	—	—	(3.2)
2007 payments for 2004 initiatives	(0.2)	—	(2.7)	(2.3)	—	—	(5.2)
2007 payments for 2005 initiatives	(0.2)	(0.2)	(1.8)	—	—	(1.6)	(3.8)
2007 payments for 2006 initiatives	—	(8.5)	—	—	—	—	(8.5)
2007 payments for 2007 initiatives	—	(18.1)	—	—	—	—	(18.1)
Net activity of discontinued operations	—	—	—	—	0.6	—	0.6
Foreign currency effect on reserve balance	0.4	3.9	0.2	0.3	—	—	4.8

Accrued liabilities as of September 30, 2007	$4.9	$92.4	$3.4	$6.8	$0.6	$0.1	$108.2

Current portion of restructuring reserve	$2.2	$66.0	$2.5	$5.1	$0.6	$—	$76.4
Long-term portion of restructuring reserve	2.7	26.4	0.9	1.7	—	0.1	31.8
Estimated additional future charges for current restructuring projects:
Estimated additional charges within one year	$—	$—	$—	$0.1	$—	$—	$0.1
Estimated additional charges beyond one year	—	—	—	—	—	—	—

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Cash charges:
2007 charges for 2003 initiatives	$0.3
2007 charges for 2004 initiatives	4.6
2007 charges for 2005 initiatives	0.3
2007 charges for 2007 initiatives	18.7
Reversal of reserves no longer required	(3.0)
Non-cash charges	12.6

Total 2007 restructuring, impairment and plant closing costs	$33.5

        During the nine months ended September 30, 2007, our Materials and Effects segment recorded a cash charge for 2007 initiatives of $14.2 million related to redundant service contracts and integration costs for information technology services and $3.7 million related to supply chain integration processes.

        During the nine months ended September 30, 2007, our Pigments segment recorded a cash charge for 2004 initiatives primarily related to workforce reductions at our Huelva, Spain operations.

        During the nine months ended September 30, 2007, our Polymers segment recorded a non-cash impairment charge of $240.0 million related to an impairment loss on our North American polymers business. For further information regarding the impairment of the North American polymers long-lived assets, see "Note 3. Discontinued Operations—North American Polymers Business."

        During the nine months ended September 30, 2007, we recorded a non-cash impairment charge of $12.0 million in Corporate and Other related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets of our Australian styrenics business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

	September 30, 2007	December 31, 2006
Senior Credit Facilities:
Revolving Facility	$61.0	$—
Term Loans	1,640.0	1,711.2
Secured Notes	294.1	294.0
Senior Notes	198.0	198.0
Subordinated Notes	1,283.2	1,228.3
Australian Credit Facilities	50.4	61.4
HPS (China) debt	107.3	90.3
Other	77.5	62.1

Total debt—Huntsman International	3,711.5	3,645.3
Other debt—Huntsman Corporation	0.8	—

Total debt—Huntsman Corporation	$3,712.3	$3,645.3

Huntsman Corporation
Current portion	$152.2	$187.9
Long-term portion	3,560.1	3,457.4

Total debt	$3,712.3	$3,645.3

Huntsman International
Current portion	$151.4	$187.9
Long-term portion	3,560.1	3,457.4

Total debt	$3,711.5	$3,645.3

TRANSACTIONS AFFECTING OUR SENIOR CREDIT FACILITIES

        As of September 30, 2007, our senior secured credit facilities ("Senior Credit Facilities") consisted of (i) a $650 million revolving facility (the "Revolving Facility") and (ii) a $1,640.0 million term loan B facility (the "Dollar Term Loan"). As of September 30, 2007, there were $61.0 million in borrowings outstanding under our Revolving Facility, and we had $33.2 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

        During the nine months ended September 30, 2007, we completed the following transactions relating to our Senior Credit Facilities:

  •
  On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our term loans with available liquidity.

  •
  On April 19, 2007, we entered into an amendment to our Senior Credit Facilities (the "Amendment"). Pursuant to the Amendment, the maturity of the Dollar Term Loan was extended to April 2014 and the loan amount was increased to $1,640.0 million. We used the increased amount to repay, in full, our previously outstanding euro term loan facility (the "Euro Term Loan").

  •
  We received total consideration of approximately $355 million from the North American Polymers Disposition, of which $348.3 million was received as of September 30, 2007, and was used to reduce borrowings under our Revolving Facility and to reduce the outstanding balance under our A/R Securitization Program (as defined in "Note 9. Securitization of Accounts Receivable").

        As of September 30, 2007, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The Amendment made no changes to the applicable interest rate of the Revolving Facility. However, pursuant to the Amendment, the applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in the Amendment. The Amendment contains one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. The Amendment, among other things, also increased the restricted payments basket for certain types of payments, and, subject to certain conditions, increased our capacity for additional term loan borrowings. The Amendment provides for continuing customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and it contains other customary default provisions.

OTHER TRANSACTIONS AFFECTING OUR DEBT

        During the nine months ended September 30, 2007, we have also completed the following other transactions relating to our debt:

  •
  On or about February 28, 2007, we completed a direct private placement of $147.0 million in aggregate principal amount of dollar-denominated 7.875% senior subordinated notes due November 15, 2014. These notes were issued at a premium of 104% of principal amount for a yield of 7.01% and were issued under the same indenture and are of the same series as an original placement of dollar-denominated notes issued by us in November 2006. We used the net proceeds of $151.7 million to redeem all (approximately €114 million) of our remaining outstanding euro-denominated 10.125% senior subordinated notes due 2009, which were called for redemption on March 27, 2007 at a call price of 101.688% plus accrued interest.

  •
  On May 29, 2007 we amended certain credit facilities belonging to our Australian subsidiaries (the "Australian Credit Facilities'). The amendment, among other things, amended the interest rate to be the Australian index rate plus a margin of 2.4%, and the maturity was extended for three years to May 29, 2010. The aggregate outstanding balance as of September 30, 2007 under the Australian Credit Facilities was A$57.6 million ($50.4 million, of which $3.8 million is classified as current portion of long term debt).

        Our Merger Agreement with Hexion provides certain restrictions and limitations concerning the amendment of debt agreements, the extension, repayment and refinancing of certain debt, in addition to the incurrence of new debt.

COMPLIANCE WITH COVENANTS

        As of September 30, 2007, our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the Australian Credit Facilities, the A/R Securitization Program (as defined in "Note 9. Securitization of Accounts Receivable") and the indentures governing our notes.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. As of September 30, 2007 and December 31, 2006, and for the nine months ended September 30, 2007 and 2006, the fair value and realized gains (losses) of outstanding foreign currency rate hedging contracts were not significant.

        In conjunction with the redemption of our remaining 10.125% euro-denominated subordinated notes due 2009 in the first quarter of 2007 discussed in "Note 7. Debt" above, and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on March 27, 2007 we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and we will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of September 30, 2007, the fair value of this swap was $13.2 million and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). We recorded an unrealized foreign currency loss on this swap of $8.4 million and $12.7 million in our condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2007, respectively.

        In conjunction with the Amendment as discussed in "Note 7. Debt" above, and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on April 19, 2007, we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and we will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of September 30, 2007, the fair value of this swap was $4.7 million and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). We recorded an unrealized foreign currency loss on this swap of $5.1 million and $4.7 million in other comprehensive income for the three and nine months ended September 30, 2007, respectively.

        On July 12, 2007, we unwound a cross currency interest rate swap pursuant to which we had swapped $31.3 million of 11.0% fixed rate debt for €25 million of 9.4% fixed rate debt. The swap was not designated as a hedge for financial reporting purposes. We recorded an unrealized foreign currency loss on this swap of $0.9 million and $1.6 million in our condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2007, respectively.

        On July 2, 2007, we let expire an interest rate contract of a notional amount of $60 million pursuant to which we had swapped LIBOR interest for a fixed rate of 4.315%.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2007, we have designated approximately €431 million of debt and swaps as net investment hedges. As of September 30, 2007, we had approximately €1,112 million in net euro-denominated assets.

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

        As of September 30, 2007, the Receivables Trust had $415.7 million in U.S. dollar equivalents (comprised of $170.0 million and approximately €174 million ($245.7 million)) in commercial paper outstanding. During the quarter ended September 30, 2007 and in conjunction with the North American Polymers Disposition, we reduced receivables sold into the A/R securitization program.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Service cost	$19.8	$20.3	$1.0	$1.1
Interest cost	35.0	31.7	2.1	2.3
Expected return on assets	(44.6)	(37.1)	—	—
Amortization of transition obligation	0.2	0.4	—	—
Amortization of prior service cost	(1.8)	(1.7)	(0.7)	(0.7)
Amortization of actuarial loss	3.6	4.5	0.6	0.8
Settlement loss	—	0.4	—	—
Curtailment gain	(11.1)	—	(2.3)	—

Net periodic benefit cost	1.1	18.5	0.7	3.5
Less discontinued operations	10.6	(5.1)	1.4	(0.6)

Net periodic benefit cost from continuing operations	$11.7	$13.4	$2.1	$2.9

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$61.4	$60.9	$3.2	$3.3
Interest cost	103.2	95.1	6.9	6.9
Expected return on assets	(131.8)	(111.3)	—	—
Amortization of transition obligation	1.2	1.2	—	—
Amortization of prior service cost	(5.2)	(5.1)	(2.1)	(2.1)
Amortization of actuarial loss	10.0	13.5	2.4	2.4
Settlement loss	—	1.2	—	—
Curtailment gain	(11.1)	—	(2.3)	—

Net periodic benefit cost	27.7	55.5	8.1	10.5
Less discontinued operations	9.0	(15.3)	0.2	(1.8)

Net periodic benefit cost from continuing operations	$36.7	$40.2	$8.3	$8.7

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Service cost	$19.8	$20.3	$1.0	$1.1
Interest cost	35.0	31.7	2.1	2.3
Expected return on assets	(44.6)	(37.1)	—	—
Amortization of transition obligation	0.2	0.4	—	—
Amortization of prior service cost	(1.8)	(1.7)	(0.7)	(0.7)
Amortization of actuarial loss	5.1	6.9	0.6	0.8
Settlement loss	—	0.4	—	—
Curtailment gain	(11.1)	—	(2.3)	—

Net periodic benefit cost	2.6	20.9	0.7	3.5
Less discontinued operations	10.6	(5.6)	1.4	(0.6)

Net periodic benefit cost from continuing operations	$13.2	$15.3	$2.1	$2.9

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$61.4	$60.9	$3.2	$3.3
Interest cost	103.2	95.1	6.9	6.9
Expected return on assets	(131.8)	(111.3)	—	—
Amortization of transition obligation	1.2	1.2	—	—
Amortization of prior service cost	(5.2)	(5.1)	(2.1)	(2.1)
Amortization of actuarial loss	14.9	20.7	2.4	2.4
Settlement loss	—	1.2	—	—
Curtailment gain	(11.1)	—	(2.3)	—

Net periodic benefit cost	32.6	62.7	8.1	10.5
Less discontinued operations	9.0	(16.8)	0.2	(1.8)

Net periodic benefit cost from continuing operations	$41.6	$45.9	$8.3	$8.7

        During the nine months ended September 30, 2007 and 2006, we made contributions to our pension plans of $125.6 million and $93.0 million, respectively. During the remainder of 2007, we expect to contribute an additional $60.8 million to our pension plans.

11. DIVIDENDS

5% MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which is February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net income available to common stockholders during the first quarter of 2005. As of September 30, 2007, we had $7.1 million invested in government securities that are restricted for satisfaction of our dividend payment obligations through the mandatory conversion date. We expect to pay dividends in cash on November 16, 2007 and on February 16, 2008. Under certain circumstances, we may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on February 16, 2008 based on the market value of common stock at that time.

COMMON STOCK

        On March 30, June 29 and September 28, 2007, we paid cash dividends of $22.1 million each, or $0.10 per share each, to common stockholders of record as of March 15, June 15 and September 15, 2007, respectively.

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three months ended		Nine months ended
	September 30, 2007	December 31, 2006	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Foreign currency translation adjustments, net of tax of $14.5 million and $31.8 million as of September 30, 2007 and December 31, 2006, respectively	$324.9	$228.3	$61.4	$56.5	$96.6	$133.2
Pension related adjustments, net of tax of $69.6 and $63.8 as of September 30, 2007 and December 31, 2006, respectively	(297.9)	(304.1)	1.9	—	6.3	2.5
Other comprehensive income of unconsolidated affiliates	9.3	7.3	—	—	2.0	—
Other, net of tax of $0.4 million and nil as of September 30, 2007 and December 31, 2006, respectively	8.1	7.1	(0.4)	1.2	0.9	2.3

Total	$44.4	$(61.4)	$62.9	$57.7	$105.8	$138.0

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three months ended		Nine months ended
	September 30, 2007	December 31, 2006	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Foreign currency translation adjustments, net of tax of $17.5 million and $0.2 million as of September 30, 2007 and December 31, 2006, respectively	$361.5	$266.9	$60.3	$58.5	$94.6	$146.3
Pension related adjustments, net of tax of $106.1 and $101.6 as of September 30, 2007 and December 31, 2006, respectively	(393.0)	(404.1)	3.6	—	11.2	2.5
Other comprehensive income of unconsolidated affiliates	9.3	7.3	—	—	2.0	—
Other, net of tax of $0.4 million and nil as of September 30, 2007 and December 31, 2006, respectively	2.6	1.6	(0.5)	1.3	0.9	2.5

Total	$(19.6)	$(128.3)	$63.4	$59.8	$108.7	$151.3

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

13. OTHER OPERATING EXPENSE (INCOME)

        The components of other operating expense (income) were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gain on sale of business/assets	$0.2	$—	$(1.4)	$(92.4)
Foreign exchange losses (gains)	7.5	(12.7)	11.2	(7.6)
Bad debt	1.2	1.3	3.9	3.5
Insurance recovery	—	(12.5)	(11.0)	(21.3)
Legal settlement	—	—	6.3	—
Other, net	3.4	(3.8)	8.6	(4.2)

Total	$12.3	$(27.7)	$17.6	$(122.0)

14. EXPENSES ASSOCIATED WITH THE MERGER

        Total Merger-related costs incurred during the nine months ended September 30, 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basell Termination Fee	$200.0	$—	$200.0	$—
Legal and other costs	5.0	—	5.0	—

Total	$205.0	$—	$205.0	$—

        Prior to entering into the Merger Agreement, we terminated an Agreement and Plan of Merger (the "Basell Agreement") dated June 26, 2007 with Basell AF ("Basell") and paid Basell a $200 million termination fee required under the terms of the Basell Agreement (the "Basell Termination Fee"). One-half of the Basell Termination Fee, or $100 million, was reimbursed by Hexion. We could be required to pay Hexion $325 million under certain circumstances in connection with our termination of the Merger Agreement. The $100 million funded by Hexion has been deferred and is recorded in "Accrued liabilities" in the accompanying condensed consolidated balance sheet (unaudited) as of September 30, 2007.

        Other costs associated with the Merger Agreement are payable contingent upon consummation of the Merger. We will not recognize these costs prior to consummation of the Merger. The following is a discussion of these costs.

TRANSACTION AND RETENTION BONUSES

        Upon consummation of the Merger (the "Closing Date"), certain employees will receive transaction bonuses. A retention bonus has also been offered to certain employees payable upon the earlier of i) the date that is 12 months following the Closing Date, or ii) with respect to an employee that is involuntarily terminated following the Merger but prior to the payment of the retention bonus, the date of such employee's termination of employment. With both bonuses, the employee must work until the date the bonus is payable. If paid, these bonuses will total $19.5 million. If the eligible employee terminates employment with our Company voluntarily prior to that date, the bonuses will be forfeited. Furthermore, if the Merger is not consummated, we are not obligated to pay such bonuses.

INVESTMENT BANKING FEES

        In connection with the Merger, we have agreed to pay Merrill Lynch a fee of $25 million for its investment banking services, all of which is contingent upon a sale of our Company and which would be payable upon consummation of the Merger. If, at any time during Merrill Lynch's engagement or the two years thereafter, we receive a break-up fee upon termination of an agreement for the sale of our Company, we will pay Merrill Lynch 5% of any such fee, including any reverse break-up fee payable in connection with the termination of the Merger Agreement.

VOTING AGREEMENT FEES

        MatlinPatterson was one of our significant shareholders and an affiliate of two of our directors as of the date of the Merger Agreement. Pursuant to a voting agreement in connection with the Merger, we agreed to reimburse MatlinPatterson for up to $13 million in additional investment banking fees payable to UBS if the Merger is consummated. If the Merger is not consummated, no such fees will be paid.

STOCK-BASED AWARDS

        For further information regarding the effect of the Merger on stock-based incentive awards, see "Note 17. Stock-Based Compensation Plans" below.

15. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide. Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through September 30, 2007.

        The following table presents information about the number of Discoloration Claims for the periods indicated. Claims include all claims for which service has been received by us, and each such claim represents plaintiffs who are pursuing a claim against us.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Claims unresolved at beginning of period	2	2
Claims filed during period	0	0
Claims resolved during period	0	0
Claims unresolved at end of period	2	2

        The two Discoloration Claims unresolved as of September 30, 2007 asserted aggregate damages of approximately $74 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than eight years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of September 30, 2007 for costs associated with unasserted Discoloration Claims.

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by non-employees of exposure to asbestos while at a facility. In the past, these cases typically have involved multiple plaintiffs bringing actions against multiple defendants, and the complaints have not indicated which plaintiffs were making claims against which defendants, where or how the alleged injuries occurred, or what injuries each plaintiff claimed. These facts, which would be central to any estimate of probable loss, generally have been learned only through discovery. Recent changes in Texas tort procedures have required many pending cases to be split into multiple cases, one for each claimant, increasing the number of pending cases reported below. While the complaints in these cases provide little additional information, we do not believe that the increased number of cases resulting from the changes in Texas tort procedure reflects an increase in the number of underlying claims.

        Where the alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our twelve-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Unresolved at beginning of period	1,242	576
Tendered during period	3	990
Resolved during period(1)	38	170
Unresolved at end of period	1,207	1,396

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

        We have never made any payments with respect to these cases. As of September 30, 2007, we had an accrued liability of $12.5 million relating to these cases and a corresponding receivable of $12.5 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2007.

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

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Unresolved at beginning of period	91	34
Filed during period	1	18
Resolved during period	51	9
Unresolved at end of period	41	43

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $2.6 million and $10,000 during the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, we had an accrual of approximately $0.9 million relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2007.

Antitrust Matters

        We have been named as a defendant in putative class action antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. Bayer entered into a settlement agreement with the plaintiffs that was approved by the court. Class certification discovery is underway in these consolidated cases.

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

        We also have been named as a defendant in a putative class action antitrust suit pending in California state court that alleges a conspiracy to fix prices of certain rubber and urethane products in California. The other defendants named in the Polyether Polyols cases are also defendants in this case. The California action has been stayed pending disposition of the Polyether Polyols cases.

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

        In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting production of documents relating to our TDI, MDI, polyether polyols and related systems operations. The other defendants in the Polyether Polyols cases have confirmed that they have also been served with subpoenas in this matter. We are cooperating fully with the investigation.

MTBE Litigation

        In March 2007, we were named for the first time as a defendant in eight lawsuits alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the eight cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants' conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners.

Shareholder Litigation Relating to the Pending Sale of Our Company

        From July 5 to July 13, 2007, four shareholder class action complaints were filed against our Company and our directors alleging breaches of fiduciary duty in connection with our then-proposed sale to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas: Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). As subsequently amended, these lawsuits together allege that we and our directors breached their fiduciary duties to the stockholders by, among other things, engaging in an unfair sales process, approving an unfair price per share for the Merger with Hexion, and making inadequate disclosures to stockholders, and that Basell, Hexion and MatlinPatterson entities aided and abetted these breaches of fiduciary duty. The lawsuits sought to enjoin the stockholder vote on the Merger.

        On September 20, 2007, the parties entered into a Memorandum of Understanding with plaintiffs' counsel in the Delaware and Texas actions to settle these four lawsuits. As part of the proposed settlement, the defendants deny all allegations of wrongdoing, but we agreed to make certain additional disclosures in the final proxy statement that was mailed to our stockholders on or about September 14, 2007. In connection with the settlement, the parties also reached an agreement with respect to any application that the plaintiffs' counsel will make for an award of customary attorneys' fees and expenses to be paid following the completion of the Merger. The settlement is subject to customary conditions, including court approval of the terms of the settlement following notice to members of the proposed settlement class. If finally approved by the court, the settlement will resolve all claims that were brought on behalf of the proposed settlement class in connection with the Merger, the Merger Agreement, the adequacy of the merger consideration, the negotiations preceding the Merger Agreement, the adequacy and completeness of the disclosures made in connection with the Merger, and any actions of the individual defendants in the events listed above, including any alleged breach of fiduciary duties by any of the defendants, or the aiding and abetting thereof. The settlement will not affect stockholders' appraisal rights, if available, pursuant to Section 262 of the General Corporation Law of the State of Delaware.

        The Memorandum of Understanding will be null and void and of no force and effect if the Merger is not consummated, the Delaware actions are not dismissed or the Texas court does not give final approval of the settlement and dismiss the Texas action with prejudice for any reason.

        The settlement will not affect the timing of the Merger or the amount of the merger consideration to be paid in the Merger. Under the terms of the Memorandum of Understanding, the terms of the proposed settlement will not be presented to the court for approval until the Merger is consummated.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, seventeen reinsurance companies (the "Reinsurers") that reinsure International Risk Insurance Company ("IRIC"), our captive insurance company, brought an action against our Company and IRIC in the United States District Court, Southern District of Texas, with respect to IRIC's obligations to us under a property insurance policy issued to us. The action seeks to compel arbitration with both IRIC and our Company under the terms in the IRIC policies or, in the alternative, to declare judgment in favor of the Reinsurers on a number of issues arising from the insurance claim for losses incurred as a result of the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. For additional information, see "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

Other Proceedings

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. For more information, see "Note 16. Environmental, Health and Safety Matters—Remediation Liabilities."

GUARANTEES

        In January 2003, Huntsman International entered into two related joint venture agreements to build MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF AG and three Chinese chemical companies, operates three plants that manufacture MNB, aniline and crude MDI. We indirectly own 35% of SLIC and it is an unconsolidated affiliate.

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of September 30, 2007, there were $84.4 million and RMB 1,055 million ($140.4 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2007 and 2006, our capital expenditures for EHS matters totaled $42.2 million and $29.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        In addition, under RCRA, and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Arthur and Port Neches facilities in Texas, and our Geismar facility in Louisiana, are the subject of ongoing remediation requirements under RCRA authority.

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

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia was issued a clean-up notice by the Australian (Victorian) EPA. The agency was concerned about soil and groundwater contamination emanating from the site. Although we fulfilled all initial requirements under the clean-up notice, the agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice granting an extension due to "the complexity of contamination issues" at the site. The revised clean-up notice reflects a more detailed program, with a deadline for the submission of a detailed site remediation action plan by March 31, 2009.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that all of such matters will be subject to indemnity, that the prior owner will honor its indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience and are not discounted. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $6.7 million and $14.0 million for environmental liabilities as of September 30, 2007 and December 31, 2006, respectively. Of these amounts, $4.3 million and $6.0 million are classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of September 30, 2007 and December 31, 2006, respectively, and $2.4 million and $8.0 million are classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of September 30, 2007 and December 31, 2006, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        Under the EU's integrated pollution prevention and control directive ("IPPC"), EU member governments are to adopt rules and implement a cross media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our financial condition, results of operations or cash flows.

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances manufactured or imported by us into the EU. Although the total long-term cost for REACH compliance is not estimable at this time, we do not expect spending on REACH to exceed $5.0 million during 2007.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the "Convention"), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        As required by the Homeland Security Appropriations Act of 2006, on April 9, 2007, the Department of Homeland Security issued the "Chemical Facility Anti-Terrorism Standards" ("CFATS"), an interim final rule establishing risk-based performance standards for the chemical industry. Once the standards go into effect, they will require security vulnerability assessments and site security plans for facilities qualifying as high risk.

        Since 2003, we have conducted security vulnerability assessments at our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all of our facilities, including some of our recently-acquired sites, have been assessed. This second round of security vulnerability assessments under the CFATS regime will be based on the list of "Chemicals of Interest" (Appendix A) released on November 2, 2007 and will incorporate the volume of on-site chemicals, proximity of neighbors to a facility and other measures. However, we expect that the cost to perform the assessments themselves will be nominal. Additionally, at this time, any capital expenditure recommendations to increase security are not expected to differ significantly from the original assessment recommendations. Nevertheless, whether the assessments and resulting improvements will fully satisfy the requirements of this new regulation, and whether additional changes which could cause us to incur costs will have to be made, is unclear to us at this time.

17. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2007, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan, subject to the conditions noted below in connection with the Merger Agreement. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest ratably over a three-year period.

        Under the Merger Agreement, we have agreed, among other things, that we will not grant or issue any capital stock or equity interests, other than (a) the issuance of common stock upon the exercise of stock options granted under the Stock Incentive Plan and outstanding on the date of the Merger Agreement, (b) upon the expiration of any restrictions on any restricted stock granted under the Stock Incentive Plan and outstanding on the date of the Merger Agreement or issued in compliance with the Merger Agreement, and (c) issuances of restricted stock or phantom stock granted after February 15, 2008 under the Stock Incentive Plan to employees and directors in amounts consistent with past practice or pursuant to action taken by our board of directors (or a committee thereof) and in aggregate not covering more than 600,000 shares of common stock, 50% of which will become fully vested and convert into the right to receive the merger consideration upon the effective time of the Merger and 50% of which will become fully vested and convert into the right to receive the merger consideration six months following the consummation of the Merger.

        Upon consummation of the Merger, the restrictions applicable to each share of restricted common stock (including common stock underlying restricted stock units and phantom stock) issued or granted pursuant to the Stock Incentive Plan shall immediately lapse, and, at the effective time of the Merger, each share of such common stock, restricted stock units and phantom stock will be converted into the right to receive the merger consideration. All options to acquire shares of common stock outstanding under the Stock Incentive Plan will vest immediately prior to the effective time of the Merger, and holders of such options will be entitled to receive an amount in cash equal to the excess, if any, of the merger consideration over the exercise price per share of common stock for each option. Any incremental compensation cost that may result from the acceleration of vesting of stock-based awards in connection with the Merger will be recognized when the Merger is consummated.

        The compensation cost from continuing operations for the Stock Incentive Plan was $6.4 million and $4.7 million for the three months ended September 30, 2007 and 2006, respectively, and $18.3 million and $12.6 million for nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $5.4 million and nil for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Dividend yield	N/A	0.0%	1.9%	0.0%
Expected volatility	N/A	23.1%	20.8%	23.1%
Risk-free interest rate	N/A	4.9%	4.7%	4.6%
Expected life of stock options granted during the period	N/A	6.6 years	6.6 years	6.6 years

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2007 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000)		(Years)	($000)
Outstanding at January 1, 2007	4,151	$21.72
Granted	2,309	20.63
Exercised	(99)	21.74
Forfeited	(34)	21.74

Outstanding at September 30, 2007	6,327	21.32	8.4	$32,713

Exercisable at September 30, 2007	2,051	22.16	7.7	8,878

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2007 was $5.15 per option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $0.2 million and nil, respectively. As of September 30, 2007, there was $17.2 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2007 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(000)			(000)
Nonvested at January 1, 2007	909		$21.73	46	$21.72
Granted	475		20.64	118	20.58
Vested	(375)	(1)	22.01	(19)	21.97
Forfeited	(2)		20.91	—	—

Nonvested at September 30, 2007	1,007		21.12	145	20.76

(1)
During the nine months ended September 30, 2007, 3,888 restricted stock units vested. These shares are not reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2007, there was $16.7 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of shares that vested during the nine months ended September 30, 2007 and 2006 was $8.7 million and $5.9 million, respectively.

18. CASUALTY LOSSES AND INSURANCE RECOVERIES

2005 U.S. GULF COAST STORMS

        On September 22, 2005, we suspended operations at our Gulf Coast facilities in Texas and Louisiana as a result of a hurricane. In addition, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of the hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10.0 million per site, while business interruption coverage does not apply for the first 60 days.

        During 2006 and the nine months ended September 30, 2007, we recorded insurance recoveries of $26.5 million and $11.0 million, respectively, related to the 2005 Gulf Coast storms.

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site remained shutdown until early in the fourth quarter of 2007 (see "Note 23. Subsequent Events"). The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10.0 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60.0 million.

        During the fourth quarter of 2006, we received insurance recovery advances of $150.0 million, of which $56.4 million was applied to our insurance receivables related to recovery of costs already incurred and $93.6 million was recorded as a deferred insurance recovery gain in "Accrued liabilities" in the accompanying condensed consolidated balance sheet (unaudited) as of December 31, 2006. During 2007, we have received additional recovery advances of $155.0 million (including $37.0 million collected in the third quarter of 2007), totaling $305.0 million of recovery advances to date. Beginning in the quarter ended September 30, 2007, the Reinsurers failed to process additional requests for interim claim recovery advances pending their further review and adjusting of the overall claim. On August 31, 2007, the Reinsurers filed suit against us and IRIC, our captive insurance company, in the United States District Court for the Southern District of Texas seeking to compel arbitration of certain disputed claims or alternatively seeking a declaratory judgment on disputed claims. See "Note 15 Commitment and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation."

        During the nine months ended September 30, 2007, we incurred expenditures and losses for both property damage and business interruption as a result of the Port Arthur fire. During the nine months ended September 30, 2007, we incurred $61.4 million in repair and maintenance costs and $54.9 million of fixed costs during the business interruption period, all of which were charged to the deferred insurance recovery gain.

        The following table describes changes to the deferred insurance recovery gain during the nine months ended September 30, 2007 (dollars in millions):

Balance as of January 1, 2007	$93.6
Additional insurance recovery advances	155.0
Incurrence of repair and maintenance costs during the nine months ended September 30, 2007	(61.4)
Incurrence of fixed costs during the business interruption period during the nine months ended September 30, 2007	(54.9)

Balance as of September 30, 2007	$132.3

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

19. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. During the second quarter of 2007, we released the valuation allowance on the U.S. net deferred tax assets, primarily as a result of achieving sustained profitability from continuing operations. During the third quarter of 2007, we received a ruling from the Swiss tax authorities which refreshed net operating losses which otherwise may have expired unused. During the third quarter of 2007, we released the valuation allowance on certain of the Switzerland net deferred tax assets. As a result, through September 30, 2007, we recorded non-cash tax benefits to continuing operations of approximately $35.1 million related to the U.S. and $26.8 million related to Switzerland. As a result of releasing valuation allowances, we and Huntsman International also recorded a tax benefit in the nine months ended September 30, 2007, primarily from the impairment of our North American polymers assets, which were included in discontinued operations, of $72.7 million, a $3.2 million credit to goodwill and a $7.7 million credit directly to additional paid-in capital related to previous equity transactions.

        On July 19, 2007, the United Kingdom reduced its statutory tax rate from 30% to 28% for periods beginning after April 1, 2008. This change in statutory rate resulted in a decrease to our U.K. deferred tax assets of approximately $7.7 million, with a corresponding increase to income tax expense in the third quarter of 2007. On August 17, 2007, Germany reduced its federal statutory tax rate from 26.38% to 15.83% and made other changes to the calculation of its taxes for periods beginning after January 1, 2008. These changes resulted in a decrease to our German deferred tax assets of approximately $5.5 million with a corresponding increase to income tax expense in the third quarter of 2007.

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

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2007, we recognized approximately $1.9 million in income tax expense related to interest. We had approximately $12.2 million and $10.3 million accrued for the payment of interest and penalties as of September 30, 2007 and December 31, 2006, respectively.

        We conduct business globally, and, as a result, we file income tax returns in the U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Australia	2001 and later
Belgium	2004 and later
China	2002 and later
Germany	2002 and later
Italy	2000 and later
Switzerland	2004 and later
The Netherlands	2003 and later
United Kingdom	1999 and later
United States federal	2002 and later

        On April 12, 2007, we received a Revenue Agent Report from the IRS related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. We believe that these claims are largely without merit and, therefore, will continue to dispute the proposed adjustments. We believe that adequate provision for this item has been made in our financial statements.

        Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued. An estimate of the range of possible changes in the unrecognized tax benefits within the next 12 months cannot be made.

Huntsman Corporation

        We recorded an income tax benefit of $9.1 million for the nine months ended September 30, 2007 and expense of $14.8 million for the nine months ended September 30, 2006. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

        Included in our income tax benefit for the nine months ended September 30, 2007 are $61.9 million of discrete tax benefits for the release of our U.S. and Swiss valuation allowance and $13.2 million of discrete tax expense for tax rate changes in the U.K. and Germany. Included in our income tax expense for the nine months ended September 30, 2006 are $22.4 million of tax benefits related to the release of certain U.K. tax contingencies and the release of certain valuation allowances in the U.K.

        Included in net income for the nine months ended September 30, 2007 are charges of $205.0 million for Merger-related costs which are not benefited for tax purposes as they are not deductible for income tax purposes. See "Note 14. Expenses Associated with the Merger."

        Included in net income for the nine months ended September 30, 2006 is pre-tax income of $75.3 million related to the gain on the sale of our U.S. butadiene and MTBE business, uninsured loss due to the fire at our Port Arthur, Texas plant, a property loss recovery, and loss on the early extinguishment of debt which were not benefited for tax purposes because of valuation allowances on net deferred tax assets.

        Our effective income tax rates were 12% for the nine months ended September 30, 2007 and 5% for the nine months ended September 30, 2006. Excluding the impact of the discrete tax and income items noted above, our effective income tax rates were 30% for the nine months ended September 30, 2007 and 5% for the nine months ended September 30, 2006. These effective tax rates are lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances and earnings in tax jurisdictions with lower statutory rates. Our effective tax rate increased largely due to income in jurisdictions where we are projected to no longer have a valuation allowance, net increases in operating losses in jurisdictions which do not record a tax benefit, and net increases in operating income in jurisdictions which record a tax expense.

Huntsman International

        We recorded an income tax expense of $39.8 million for the nine months ended September 30, 2007 and expense of $57.0 million for the nine months ended September 30, 2006. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

        Included in our income tax expense for the nine months ended September 30, 2007 are $26.8 million of discrete tax benefit for the release of our Swiss valuation allowance and $13.2 million of discrete tax expense for tax rate changes in the UK and Germany. Included in our income tax expense for the nine months ended September 30, 2006 are $22.4 million of tax benefits related to the release of certain U.K. tax contingencies and the release of certain valuation allowances in the U.K.

        Included in net income for the nine months ended September 30, 2006 is pre-tax income of $71.6 million related to the gain on the sale of our U.S. butadiene and MTBE business, uninsured loss due to the fire at our Port Arthur, Texas plant, a property loss recovery, and loss on the early extinguishment of debt which were not benefited for tax purposes because of valuation allowances on net deferred tax assets.

        Our effective income tax rates were 28% for the nine months ended September 30, 2007 and 19% for the nine months ended September 30, 2006. Excluding the impact of the discrete tax and income items noted above, our effective income tax rates were 37% for the nine months ended September 30, 2007 and 15% for the nine months ended September 30, 2006. Our effective tax rate increased largely due to income in jurisdictions where we are projected to no longer have a valuation allowance, net increases in operating losses in jurisdictions which do not record a tax benefit, and net increases in operating income in jurisdictions which record a tax expense.

20. NET INCOME (LOSS) PER SHARE

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

        Basic and diluted income (loss) weighted average shares are determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding	221,032,365	220,639,647	220,918,940	220,611,837
Dilutive securities:
Stock-based awards	—	38,860	—	5,244
Preferred stock conversion	—	12,499,925	—	12,499,925

Total dilutive shares outstanding assuming conversion	221,032,365	233,178,432	220,918,940	233,117,006

        Additional stock-based awards of 7,482,943 and 4,186,675 weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2007 and 2006, respectively, and additional stock-based awards of 7,050,310 and 4,738,390 weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2007 and 2006, respectively. In addition, the preferred stock would have converted into 11,072,967 shares of common stock for the three and nine months ended September 30, 2007. However, these stock-based awards and the preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

21. OPERATING SEGMENT INFORMATION

        We report our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI products, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects(1)	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes and APAO
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Polymers(1)(2)	DPE and LLDPE, polypropylene, EPS and styrene
Base Chemicals(2)	ethylene, propylene and cyclohexane

(1)
Effective January 1, 2007, the results of our APAO facility are reported in our Materials and Effects segment. These results were previously reported in our Polymers segment. In the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. All segment information for prior periods has been reclassified to reflect these transfers.

(2)
On August 1, 2007, we completed the North American Polymers Disposition. The operating results of our North American polymers business have been classified as discontinued operations and accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. On June 22, 2007, we entered into the Amended and Restated Agreement with respect to the U.S. Petrochemical Disposition. See "Note 3. Discontinued Operations—North American Polymers Business," "Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals Business" and "Note 23. Subsequent Events." On December 29, 2006, we completed the U.K. Petrochemicals Disposition. The operating results of our North American polymers business and European base chemicals and polymers business have been classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from the Polymers and Base Chemicals operating segment revenues, respectively, for all periods presented. The EBITDA of our North American polymers business and European base chemicals and polymers business are included in the Polymers and Base Chemicals segment EBITDA, respectively, for all periods presented. See "Note 3. Discontinued Operations—North American Polymers Business" and "Note 3. Discontinued Operations—Sale of European Base Chemicals and Polymers Business." On June 27, 2006, we sold our U.S. butadiene and MTBE business operated in our Base Chemicals segment. See "Note 4. Business Dispositions and Combinations—Sale of U.S. Butadiene and MTBE Business." The PO/MTBE operations in our Polyurethanes segment were not included in this sale.

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

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006
Net Sales:
Polyurethanes	$974.4	$885.4	$2,824.6	$2,619.6
Materials and Effects	594.9	565.5	1,806.0	1,223.9
Performance Products	590.2	499.6	1,690.5	1,552.9
Pigments	271.1	278.3	834.5	813.1
Polymers(2)	—	—	—	—
Base Chemicals(3)	134.9	90.6	408.8	888.5
Eliminations and other	(85.5)	(6.3)	(279.9)	(96.9)

Total	$2,480.0	$2,313.1	$7,284.5	$7,001.1

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$172.8	$134.9	$449.7	$474.6
Materials and Effects	48.6	45.8	158.2	114.9
Performance Products	48.0	37.0	153.3	165.4
Pigments	(0.4)	26.3	45.0	91.4
Polymers(2)	12.0	29.1	(194.5)	104.7
Base Chemicals(3)	(14.5)	(215.2)	19.9	(62.3)
Corporate and other(4)	(258.6)	(44.3)	(359.1)	(94.6)

Total	7.9	13.6	272.5	794.1
Interest expense, net	(71.5)	(83.4)	(215.3)	(264.8)
Income tax benefit (expense)—continuing operations	13.5	17.5	9.1	(14.8)
Income tax (expense) benefit—discontinued operations	(3.6)	(11.3)	72.7	(11.7)
Depreciation and amortization	(96.3)	(118.7)	(313.3)	(353.2)

Net (loss) income	$(150.0)	$(182.3)	$(174.3)	$149.6

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$172.8	$134.9	$449.7	$474.6
Materials and Effects	48.6	45.8	158.2	114.9
Performance Products	48.0	37.0	153.3	165.4
Pigments	(0.4)	26.3	45.0	91.4
Polymers(2)	12.0	29.1	(194.5)	104.7
Base Chemicals(3)	(14.5)	(215.2)	19.9	(62.3)
Corporate and other(4)	(55.0)	(29.0)	(159.1)	(88.5)

Total	211.5	28.9	472.5	800.2
Interest expense, net	(71.8)	(84.6)	(216.2)	(268.3)
Income tax benefit (expense)—continuing operations	2.3	21.4	(39.8)	(57.0)
Income tax (expense) benefit—discontinued operations	(3.6)	(11.4)	72.7	(11.8)
Depreciation and amortization	(90.6)	(112.0)	(296.2)	(332.9)

Net income (loss)	$47.8	$(157.7)	$(7.0)	$130.2

(1)
Segment EBITDA is defined as net income before interest, income tax and depreciation and amortization.

(2)
Beginning in the second quarter of 2007, the operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

(3)
Beginning in the fourth quarter of 2006, the operating results of our European base chemicals and polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

(4)
EBITDA from corporate and other items includes unallocated corporate overhead, loss on early extinguishment of debt, loss on A/R Securitization Program, unallocated foreign exchange gains or losses, other non-operating income (expense), extraordinary gain (loss) on the acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business.

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. There are no contractual restrictions limiting transfers of cash from Huntsman International's guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$6.0	$2.4	$142.2	$—	$150.6
Accounts and notes receivables, net	48.9	188.6	1,056.5	—	1,294.0
Accounts receivable from affiliates	1,196.9	1,978.1	474.1	(3,473.3)	175.8
Inventories, net	95.6	292.5	1,078.0	(6.8)	1,459.3
Prepaid expenses	5.5	60.0	24.9	(32.6)	57.8
Deferred income taxes	6.8	62.0	11.7	(4.9)	75.6
Other current assets	2.2	2.3	111.1	—	115.6

Total current assets	1,361.9	2,585.9	2,898.5	(3,517.6)	3,328.7
Property, plant and equipment, net	464.8	1,181.3	2,145.3	2.8	3,794.2
Investment in unconsolidated affiliates	4,995.6	1,455.3	109.3	(6,338.9)	221.3
Intangible assets, net	134.0	(14.4)	62.7	—	182.3
Goodwill	—	87.1	9.5	(4.1)	92.5
Deferred income taxes	31.4	2.7	192.0	—	226.1
Other noncurrent assets	583.1	1,700.1	227.4	(2,086.2)	424.4

Total assets	$7,570.8	$6,998.0	$5,644.7	$(11,944.0)	$8,269.5

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$33.9	$297.5	$714.9	$—	$1,046.3
Accounts payable to affiliates	2,128.0	566.3	795.8	(3,473.3)	16.8
Accrued liabilities	95.6	247.0	476.7	(32.6)	786.7
Deferred income taxes	9.7	0.2	6.5	—	16.4
Current portion of long-term debt	117.7	0.5	33.2	—	151.4

Total current liabilities	2,384.9	1,111.5	2,027.1	(3,505.9)	2,017.6
Long-term debt	3,398.9	2.1	159.1	—	3,560.1
Long-term debt-affiliates	27.7	482.8	1,575.6	(2,086.1)	—
Deferred income taxes	(91.4)	70.6	105.4	(4.9)	79.7
Other noncurrent liabilities	189.5	151.9	589.1	(0.9)	929.6

Total liabilities	5,909.6	1,818.9	4,456.3	(5,597.8)	6,587.0
Minority interest in consolidated subsidiaries	—	0.5	14.7	6.1	21.3
Members' equity:
Members' equity	2,837.8	4,542.7	1,328.4	(5,871.1)	2,837.8
Subsidiary preferred stock	—	1.4	1.4	(2.8)	—
(Accumulated deficit) retained earnings	(1,157.0)	382.0	19.2	(401.2)	(1,157.0)
Accumulated other comprehensive (loss) income	(19.6)	252.5	(175.3)	(77.2)	(19.6)

Total members' equity	1,661.2	5,178.6	1,173.7	(6,352.3)	1,661.2

Total liabilities and members' equity	$7,570.8	$6,998.0	$5,644.7	$(11,944.0)	$8,269.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$—	$227.9	$—	$246.0
Accounts and notes receivables, net	35.2	216.0	992.0	—	1,243.2
Accounts receivable from affiliates	605.2	2,766.0	445.0	(3,796.7)	19.5
Inventories, net	157.9	424.9	942.3	(5.0)	1,520.1
Prepaid expenses	8.0	58.6	16.9	(27.8)	55.7
Deferred income taxes	4.7	66.5	4.5	(5.0)	70.7
Other current assets	6.5	4.6	150.6	—	161.7

Total current assets	835.6	3,536.6	2,779.2	(3,834.5)	3,316.9
Property, plant and equipment, net	536.0	1,298.0	1,992.5	3.0	3,829.5
Investment in unconsolidated affiliates	3,094.4	1,250.6	92.9	(4,236.9)	201.0
Intangible assets, net	145.9	(8.0)	54.7	—	192.6
Goodwill	—	86.9	7.4	(4.1)	90.2
Deferred income taxes	2.0	2.0	184.7	—	188.7
Notes receivables from affiliates	3,572.2	1,539.9	—	(5,112.1)	—
Other noncurrent assets	63.4	124.9	188.3	—	376.6

Total assets	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$73.3	$281.3	$651.6	$—	$1,006.2
Accounts payable to affiliates	2,924.7	245.1	643.7	(3,796.8)	16.7
Accrued liabilities	98.5	264.2	506.8	(27.8)	841.7
Deferred income taxes	—	—	9.4	—	9.4
Current portion of long-term debt	111.8	0.5	75.6	—	187.9

Total current liabilities	3,208.3	791.1	1,887.1	(3,824.6)	2,061.9
Long-term debt	3,356.6	2.5	98.3	—	3,457.4
Long-term debt-affiliates	27.7	3,536.7	1,547.7	(5,112.1)	—
Deferred income taxes	4.8	67.1	94.6	(4.9)	161.6
Other noncurrent liabilities	119.0	197.4	635.7	—	952.1

Total liabilities	6,716.4	4,594.8	4,263.4	(8,941.6)	6,633.0

Minority interest in consolidated subsidiaries	—	118.5	23.4	(112.5)	29.4
Members' equity:
Members' equity	2,811.8	2,228.7	1,314.0	(3,542.7)	2,811.8
Subsidiary preferred stock	—	73.4	1.4	(74.8)	—
(Accumulated deficit) retained earnings	(1,150.4)	711.6	(33.1)	(678.5)	(1,150.4)
Accumulated other comprehensive (loss) income	(128.3)	103.9	(269.4)	165.5	(128.3)

Total members' equity	1,533.1	3,117.6	1,012.9	(4,130.5)	1,533.1

Total liabilities and members' equity	$8,249.5	$7,830.9	$5,299.7	$(13,184.6)	$8,195.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$243.0	$688.5	$1,527.4	$—	$2,458.9
Related party sales	110.1	89.5	253.0	(431.5)	21.1

Total revenues	353.1	778.0	1,780.4	(431.5)	2,480.0
Cost of goods sold	268.2	686.9	1,560.7	(429.3)	2,086.5

Gross profit	84.9	91.1	219.7	(2.2)	393.5
Selling, general and administrative	53.4	25.2	138.1	(0.3)	216.4
Research and development	10.3	7.9	17.2	—	35.4
Other operating expense (income)	18.5	(15.3)	9.1	—	12.3
Restructuring, impairment and plant closing costs	—	—	9.1	—	9.1

Operating income	2.7	73.3	46.2	(1.9)	120.3
Interest expense, net	(5.6)	(34.8)	(31.4)	—	(71.8)
Gain (loss) on accounts receivable securitization program	5.0	(3.2)	(9.3)	—	(7.5)
Equity in income of investment in affiliates and subsidiaries	37.3	3.0	1.6	(40.3)	1.6
Other expense	(2.2)	—	(0.2)	—	(2.4)

Income from continuing operations before income taxes and minority interest	37.2	38.3	6.9	(42.2)	40.2
Income tax benefit (expense)	11.4	(11.6)	2.5	—	2.3
Minority interest in subsidiaries' (income) loss	—	(0.1)	2.9	0.1	2.9

Income from continuing operations	48.6	26.6	12.3	(42.1)	45.4
(Loss) income from discontinued operations, net of tax	(0.8)	4.0	(0.8)	—	2.4

Net income	$47.8	$30.6	$11.5	$(42.1)	$47.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$257.0	$642.4	$1,392.4	$—	$2,291.8
Related party sales	95.5	78.0	247.6	(399.8)	21.3

Total revenues	352.5	720.4	1,640.0	(399.8)	2,313.1
Cost of goods sold	265.6	673.8	1,418.0	(397.7)	1,959.7

Gross profit	86.9	46.6	222.0	(2.1)	353.4
Selling, general and administrative	43.5	25.3	134.9	(0.1)	203.6
Research and development	9.0	7.5	18.8	—	35.3
Other operating expense (income)	8.3	(25.1)	(10.9)	—	(27.7)
Restructuring, impairment and plant closing (credits) costs	—	(0.6)	4.2	—	3.6

Operating income	26.1	39.5	75.0	(2.0)	138.6
Interest expense, net	(14.0)	(46.2)	(24.4)	—	(84.6)
Gain (loss) on accounts receivable securitization program	5.2	(4.5)	(4.0)	—	(3.3)
Equity in (loss) income of investment in affiliates and subsidiaries	(163.8)	(163.9)	0.5	327.7	0.5
Loss on early extinguishment of debt	(18.1)	—	—	—	(18.1)
Other income (expense)	0.8	0.6	(0.2)	0.2	1.4

(Loss) income from continuing operations before income taxes and minority interest	(163.8)	(174.5)	46.9	325.9	34.5
Income tax benefit	3.1	4.5	13.8	—	21.4
Minority interest in subsidiaries' income	—	(0.2)	(0.4)	0.2	(0.4)

(Loss) income from continuing operations	(160.7)	(170.2)	60.3	326.1	55.5
Income (loss) from discontinued operations, net of tax	0.2	16.7	(239.0)	—	(222.1)
Extraordinary gain on the acquisition of a business, net of tax	2.8	—	6.1	—	8.9

Net loss	$(157.7)	$(153.5)	$(172.6)	$326.1	$(157.7)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$715.8	$1,963.2	$4,548.1	$—	$7,227.1
Related party sales	359.2	252.8	763.1	(1,317.7)	57.4

Total revenues	1,075.0	2,216.0	5,311.2	(1,317.7)	7,284.5
Cost of goods sold	826.4	1,963.7	4,635.1	(1,314.0)	6,111.2

Gross profit	248.6	252.3	676.1	(3.7)	1,173.3
Selling, general and administrative	158.4	74.1	414.0	(0.7)	645.8
Research and development	30.6	24.4	49.9	—	104.9
Other operating expense (income)	25.5	(38.5)	30.6	—	17.6
Restructuring, impairment and plant closing (credits) costs	—	(0.4)	33.9	—	33.5

Operating income	34.1	192.7	147.7	(3.0)	371.5
Interest expense, net	(1.2)	(119.9)	(95.1)	—	(216.2)
Gain (loss) on accounts receivable securitization program	5.2	(7.8)	(13.9)	—	(16.5)
Equity in (loss) income of investment in affiliates and subsidiaries	(51.3)	85.5	8.9	(34.2)	8.9
Loss on early extinguishment of debt	(2.2)	—	—	—	(2.2)
Other (expense) income	(3.4)	5.4	(0.7)	(4.1)	(2.8)

(Loss) income from continuing operations before income taxes and minority interest	(18.8)	155.9	46.9	(41.3)	142.7
Income tax benefit (expense)	22.4	(37.3)	(24.9)	—	(39.8)
Minority interest in subsidiaries' loss	—	—	13.7	(0.1)	13.6

Income from continuing operations	3.6	118.6	35.7	(41.4)	116.5
(Loss) income from discontinued operations, net of tax	(9.1)	(127.7)	19.8	—	(117.0)
Extraordinary loss on the acquisition of a business, net of tax	(1.5)	—	(5.0)	—	(6.5)

Net (loss) income	$(7.0)	$(9.1)	$50.5	$(41.4)	$(7.0)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$698.6	$2,591.0	$3,639.9	$—	$6,929.5
Related party sales	222.2	246.3	670.7	(1,067.6)	71.6

Total revenues	920.8	2,837.3	4,310.6	(1,067.6)	7,001.1
Cost of goods sold	679.8	2,532.8	3,737.4	(1,062.9)	5,887.1

Gross profit	241.0	304.5	573.2	(4.7)	1,114.0
Selling, general and administrative	158.9	70.1	306.2	(0.6)	534.6
Research and development	29.3	21.6	37.7	—	88.6
Other operating expense (income)	32.1	(140.1)	(14.0)	—	(122.0)
Restructuring, impairment and plant closing costs	—	11.3	9.4	—	20.7

Operating income	20.7	341.6	233.9	(4.1)	592.1
Interest expense, net	(114.5)	(53.3)	(100.5)	—	(268.3)
Gain (loss) on accounts receivable securitization program	10.6	(9.8)	(10.0)	—	(9.2)
Equity in income (loss) of investment in affiliates and subsidiaries	210.7	(77.5)	2.6	(133.2)	2.6
Loss on early extinguishment of debt	(18.1)	—	—	—	(18.1)
Other (expense) income	(0.5)	5.9	0.1	(4.0)	1.5

Income from continuing operations before income taxes and minority interest	108.9	206.9	126.1	(141.3)	300.6
Income tax benefit (expense)	0.1	(44.3)	(12.8)	—	(57.0)
Minority interest in subsidiaries' income	—	(38.6)	(1.0)	38.5	(1.1)

Income from continuing operations	109.0	124.0	112.3	(102.8)	242.5
Income (loss) from discontinued operations, net of tax	13.9	54.9	(236.1)	—	(167.3)
Extraordinary gain on the acquisition of a business, net of tax	7.3	—	47.7	—	55.0

Net income (loss)	$130.2	$178.9	$(76.1)	$(102.8)	$130.2

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(1,687.0)	$1,741.6	$99.2	$(5.3)	$148.5

Investing activities:
Capital expenditures	(26.5)	(242.4)	(197.8)	—	(466.7)
Acquisition of businesses, net of cash acquired and post closing adjustments	(8.4)	—	21.3	—	12.9
Proceeds from sale of assets	348.3	—	16.0	—	364.3
Receivable from affiliate	(151.4)	—	—	—	(151.4)
Investment in affiliates, net	121.3	(3.8)	(8.4)	(121.1)	(12.0)
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	283.3	(246.2)	(168.9)	(121.1)	(252.9)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	60.0	—	(16.5)	—	43.5
Net borrowings on overdraft facility	—	—	9.0	—	9.0
Repayments of long-term debt	(313.1)	(0.4)	(5.4)	—	(318.9)
Proceeds from long-term debt	249.5	—	16.6	—	266.1
Intercompany borrowings (repayments)	1,397.8	(1,487.3)	(31.6)	121.1	—
Repayments of notes payable	(45.6)	—	(1.9)	—	(47.5)
Proceeds from notes payable	48.8	—	6.1	—	54.9
Call premiums related to early extinguishment of debt	(1.2)	—	—	—	(1.2)
Debt issuance costs paid	(4.6)	—	—	—	(4.6)
Dividends paid	—	(5.3)	—	5.3	—
Other, net	—	—	(1.2)	—	(1.2)

Net cash provided by (used in) financing activities	1,391.6	(1,493.0)	(24.9)	126.4	0.1

Effect of exchange rate changes on cash	—	—	8.9	—	8.9

(Decrease) increase in cash and cash equivalents	(12.1)	2.4	(85.7)	—	(95.4)
Cash and cash equivalents at beginning of period	18.1	—	227.9	—	246.0

Cash and cash equivalents at end of period	$6.0	$2.4	$142.2	$—	$150.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$1,047.5	$(885.8)	$448.3	$(5.4)	$604.6

Capital expenditures	(18.8)	(50.8)	(257.4)	—	(327.0)
Acquisition of business, net of cash acquired and post-closing adjustments	(14.4)	—	(158.8)	—	(173.2)
Investment in affiliates, net	15.2	(6.8)	(13.8)	(8.2)	(13.6)
Proceeds from sale of assets	—	200.6	8.4	—	209.0
Other, net	—	—	(1.0)	—	(1.0)

Net cash (used in) provided by investing activities	(18.0)	143.0	(422.6)	(8.2)	(305.8)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	69.0	—	(6.2)	—	62.8
Net repayments on overdraft facility	—	—	(4.7)	—	(4.7)
Repayments of long-term debt	(401.8)	(0.9)	(19.7)	—	(422.4)
Proceeds from long-term debt	100.0	—	37.2	—	137.2
Intercompany (repayments) borrowings	(792.7)	744.5	40.0	8.2	—
Repayments of notes payable	(31.9)	(0.9)	(5.5)	—	(38.3)
Proceeds from notes payable	65.7	—	5.6	—	71.3
Call premiums related to early extinguishment of debt	(12.5)	—	—	—	(12.5)
Debt issuance costs paid	(3.3)	—	—	—	(3.3)
Contribution from minority shareholder	—	—	6.2	—	6.2
Dividends paid	—	(5.4)	—	5.4	—

Net cash (used in) provided by financing activities	(1,007.5)	737.3	52.9	13.6	(203.7)

Effect of exchange rate changes on cash	0.3	(0.8)	2.4	—	1.9

Increase (decrease) in cash and cash equivalents	22.3	(6.3)	81.0	—	97.0
Cash and cash equivalents at beginning of period	10.0	7.9	114.6	—	132.5

Cash and cash equivalents at end of period	$32.3	$1.6	$195.6	$—	$229.5

23.   SUBSEQUENT EVENTS

        Early in the fourth quarter of 2007, we successfully restarted the Port Arthur, Texas olefins unit that was damaged in a fire. See "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire." On November 5, 2007, we completed the sale of the U.S. base chemicals business assets to FHR for $306.0 million plus the value of associated inventory, for total consideration, net of other adjustments, of approximately $415 million, subject to post-closing adjustments. We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated in the normal course. The net proceeds are expected to be used to repay debt and reduce amounts outstanding under the A/R Securitization Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part II. Item 1A. Risk Factors" below and in "Part I. Item 1A. Risk Factors" included in our Annual Report on Form 10-K.

OVERVIEW

Business

        We are among the world's largest global manufacturers of differentiated chemical products and we also manufacture inorganic chemical products. Our products comprise a broad range of chemicals and formulations and are used in a wide range of applications. We had revenues for the nine months ended September 30, 2007 and 2006 of $7,284.5 million and $7,001.1 million, respectively.

        We report our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. These segments can be divided into three broad categories: differentiated, inorganic and commodity. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated products, our Pigments segment produces inorganic products and our Polymers and Base Chemicals segments produce commodity chemicals.

        During 2006 and 2007, we sold substantially all of our commodity petrochemicals businesses. During 2006, we sold our U.S. butadiene and MTBE business and our European base chemicals and polymers business. On February 15, 2007, we announced the U.S. Petrochemical Disposition and on August 1, 2007, we sold our North American polymers business and on November 5, 2007, we sold the U.S. base chemicals business. For more information, see "Note 3. Discontinued Operations," "Note 4. Business Dispositions and Combinations" and "Note 23. Subsequent Events" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

RECENT DEVELOPMENTS

Pending Sale of Our Company

        On July 12, 2007, we entered into the Merger Agreement with Hexion and Merger Sub. Hexion is owned by an affiliate of Apollo Management L.P. Under the Merger Agreement, Hexion has agreed to acquire all of the issued and outstanding shares of our common stock in a merger under Delaware law, pursuant to which Merger Sub will be merged with and into our Company and our Company will continue as the surviving corporation and a wholly-owned subsidiary of Hexion.

        Upon completion of the Merger, our stockholders will receive $28.00 in cash per share of common stock they own. In addition, if the Merger is not completed by April 5, 2008, the Adjustment Date, then for each day after the Adjustment Date, through and including the closing date of the Merger, the merger consideration per share will increase by an amount in cash equal to the excess, if any, of $0.006137 per day (8% per annum) over the amount of any dividends or distributions declared, made or paid from and after the Adjustment Date through and including the closing date of the Merger (rounding to the nearest cent). The merger consideration will be paid without interest and reduced by any applicable tax withholding.

        On October 16, 2007, our stockholders holding a majority of the shares entitled to vote thereon approved a proposal to adopt the Merger Agreement. Nevertheless, the Merger cannot be completed until each other closing condition specified in the Merger Agreement has been satisfied or waived. We cannot predict whether the Merger will be consummated or, if it is consummated, the exact timing of the effective time of the Merger because it is subject to conditions which are not within our control, such as expiration of waiting periods or grants of approvals under competition laws in the United States, Europe and certain other jurisdictions. The Merger Agreement may be terminated by either party if the Merger is not consummated by April 5, 2008, subject to certain extensions for approximately six months or more under certain circumstances. The entire time period allowable under the Merger Agreement may be required to satisfy all closing conditions and to complete the Merger.

        On October 4, 2007, Hexion and our Company received a request for additional information (commonly known as a "second request") from the Federal Trade Commission (the "FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), in connection with the Merger. Consummation of the Merger is subject to customary closing conditions, including, but not limited to, the expiration or termination of any waiting period (and any extension thereof) under the HSR Act. Both parties intend to continue to cooperate fully with the FTC. The effect of the second request is to extend the waiting period imposed by the HSR Act until 30 days after both our Company and Hexion have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC.

        For more information regarding the Merger, please see our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2007. For information regarding certain risks associated with the Merger, please also see "Part II. Item 1A. Risk Factors" below.

Sale of the U.S. Base Chemicals Business Assets

        Early in the fourth quarter of 2007, we successfully restarted the Port Arthur, Texas olefins unit that was damaged in a fire. See "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. On November 5, 2007, we completed the sale of the U.S. base chemicals business assets to FHR for $306.0 million plus the value of associated inventory, for total consideration, net of other adjustments, of approximately $415 million, subject to post-closing adjustments. We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated for a net use of cash. We expect to treat the U.S. base chemicals business as a discontinued operation beginning in the fourth quarter of 2007. The net proceeds are expected to be used to repay debt and reduce amounts outstanding under the A/R Securitization Program.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 (dollars in millions):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Total revenues	$2,480.0	$2,313.1	7%	$7,284.5	$7,001.1	4%
Cost of goods sold	2,090.6	1,965.0	6%	6,123.4	5,899.7	4%

Gross profit	389.4	348.1	12%	1,161.1	1,101.4	5%
Operating expense	264.3	209.8	26%	768.7	501.3	53%
Restructuring, impairment and plant closing costs	9.1	3.6	153%	33.5	20.7	62%

Operating income	116.0	134.7	(14)%	358.9	579.4	(38)%
Interest expense, net	(71.5)	(83.4)	(14)%	(215.3)	(264.8)	(19)%
Loss on accounts receivable securitization program	(7.5)	(3.3)	127%	(16.5)	(9.2)	79%
Equity in income of investment in unconsolidated affiliates	1.6	0.5	220%	8.9	2.6	242%
Loss on early extinguishment of debt	—	(14.5)	NM	(1.8)	(14.5)	(88)%
Expenses associated with the Merger	(205.0)	—	NM	(205.0)	—	NM
Other (expense) income	(2.4)	1.5	NM	(2.7)	1.6	NM

(Loss) income from continuing operations before income taxes and minority interest	(168.8)	35.5	NM	(73.5)	295.1	NM
Income tax benefit (expense)	13.5	17.5	(23)%	9.1	(14.8)	NM
Minority interests in subsidiaries' loss (income)	2.9	(0.4)	NM	13.6	(1.1)	NM

(Loss) income from continuing operations	(152.4)	52.6	NM	(50.8)	279.2	NM
Income (loss) from discontinued operations, net of tax	2.4	(242.1)	NM	(117.0)	(187.3)	(38)%
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	—	7.2	NM	(6.5)	57.7	NM

Net (loss) income	(150.0)	(182.3)	(18)%	(174.3)	149.6	NM
Interest expense, net	71.5	83.4	(14)%	215.3	264.8	(19)%
Income tax (benefit) expense from continuing operations	(13.5)	(17.5)	(23)%	(9.1)	14.8	NM
Income tax expense (benefit) from discontinued operations	3.6	11.3	(68)%	(72.7)	11.7	NM
Depreciation and amortization	96.3	118.7	(19)%	313.3	353.2	(11)%

EBITDA(1)	$7.9	$13.6	(42)%	$272.5	$794.1	(66)%

Net cash provided by operating activities				$43.3	$610.9	(93)%
Net cash used in investing activites				(90.7)	(295.0)	(69)%
Net cash used in financing activities				(74.0)	(214.8)	(66)%

NM—Not Meaningful

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Total revenues	$2,480.0	$2,313.1	7%	$7,284.5	$7,001.1	4%
Cost of goods sold	2,086.5	1,959.7	6%	6,111.2	5,887.1	4%

Gross profit	393.5	353.4	11%	1,173.3	1,114.0	5%
Operating expense	264.1	211.2	25%	768.3	501.2	53%
Restructuring, impairment and plant closing costs	9.1	3.6	153%	33.5	20.7	62%

Operating income	120.3	138.6	(13)%	371.5	592.1	(37)%
Interest expense, net	(71.8)	(84.6)	(15)%	(216.2)	(268.3)	(19)%
Loss on accounts receivable securitization program	(7.5)	(3.3)	127%	(16.5)	(9.2)	79%
Equity in income of investment in unconsolidated affiliates	1.6	0.5	220%	8.9	2.6	242%
Loss on early extinguishment of debt	—	(18.1)	NM	(2.2)	(18.1)	(88)%
Other (expense) income	(2.4)	1.4	NM	(2.8)	1.5	NM

Income from continuing operations before income taxes and minority interest	40.2	34.5	17%	142.7	300.6	(53)%
Income tax benefit (expense)	2.3	21.4	(89)%	(39.8)	(57.0)	(30)%
Minority interests in subsidiaries' loss (income)	2.9	(0.4)	NM	13.6	(1.1)	NM

Income from continuing operations	45.4	55.5	(18)%	116.5	242.5	(52)%
Income (loss) from discontinued operations, net of tax	2.4	(222.1)	NM	(117.0)	(167.3)	(30)%
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	—	8.9	NM	(6.5)	55.0	NM

Net income (loss)	47.8	(157.7)	NM	(7.0)	130.2	NM
Interest expense, net	71.8	84.6	(15)%	216.2	268.3	(19)%
Income tax (benefit) expense from continuing operations	(2.3)	(21.4)	(89)%	39.8	57.0	(30)%
Income tax expense (benefit) from discontinued operations	3.6	11.4	(68)%	(72.7)	11.8	NM
Depreciation and amortization	90.6	112.0	(19)%	296.2	332.9	(11)%

EBITDA(1)	$211.5	$28.9	632%	$472.5	$800.2	(41)%

Net cash provided by operating activities				$148.5	$604.6	(75)%
Net cash used in investing activities				(252.9)	(305.8)	(17)%
Net cash provided by (used in) financing activities				0.1	(203.7)	NM

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Loss on early extinguishment of debt	$—	$(14.5)	$(1.8)	$(14.5)
Loss on accounts receivable securitization program	(7.5)	(3.3)	(16.5)	(9.2)
Legal and contract settlement charges, net	—	—	(6.3)	—
Amounts included in discontinued operations	6.0	(203.4)	(168.3)	(96.3)
Gain on sale of businesses/assets, net	0.4	0.8	2.0	93.2
Recovery of property losses	—	—	—	8.8
Expenses associated with the Merger	(205.0)	—	(205.0)	—
Extraordinary gain (loss) on the acquisition of a business	—	7.2	(6.5)	57.7
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	—	—	2.2
Materials and Effects	(4.2)	(1.4)	(18.6)	(3.4)
Performance Products	0.1	(1.1)	(0.3)	(2.6)
Pigments	(4.1)	0.2	(2.6)	(2.4)
Polymers	—	—	—	—
Base Chemicals—Port Arthur outage	—	—	—	(9.4)
Base Chemicals—other	—	(0.3)	—	0.8
Corporate and other	(0.9)	(1.0)	(12.0)	(5.9)

Total restructuring, impairment and plant closing costs	(9.1)	(3.6)	(33.5)	(20.7)

Total	$(215.2)	$(216.8)	$(435.9)	$19.0

Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Loss on early extinguishment of debt	$—	$(18.1)	$(2.2)	$(18.1)
Loss on accounts receivable securitization program	(7.5)	(3.3)	(16.5)	(9.2)
Legal and contract settlement charges, net	—	—	(6.3)	—
Amounts included in discontinued operations	6.0	(203.4)	(168.3)	(96.3)
Gain on sale of businesses/assets, net	0.4	0.8	2.0	93.2
Recovery of property losses	—	—	—	8.8
Extraordinary gain (loss) on the acquisition of a business	—	8.9	(6.5)	55.0
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	—	—	2.2
Materials and Effects	(4.2)	(1.4)	(18.6)	(3.4)
Performance Products	0.1	(1.1)	(0.3)	(2.6)
Pigments	(4.1)	0.2	(2.6)	(2.4)
Polymers	—	—	—	—
Base Chemicals—Port Arthur outage	—	—	—	(9.4)
Base Chemicals—other	—	(0.3)	—	0.8
Corporate and other	(0.9)	(1.0)	(12.0)	(5.9)

Total restructuring, impairment and plant closing costs	(9.1)	(3.6)	(33.5)	(20.7)

Total	$(10.2)	$(218.7)	$(231.3)	$12.7

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

For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income (loss) and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Nine months ended September 30,
			Percent Change
	2007	2006
EBITDA	$272.5	$794.1	(66)%
Depreciation and amortization	(313.3)	(353.2)	(11)%
Interest expense, net	(215.3)	(264.8)	(19)%
Income tax benefit (expense)—continuing operations	9.1	(14.8)	NM
Income tax benefit (expense)—discontinued operations	72.7	(11.7)	NM

Net (loss) income	(174.3)	149.6	NM
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(57.7)	NM
Equity in income of investment in unconsolidated affiliates	(8.9)	(2.6)	242%
Depreciation and amortization	313.3	353.2	(11)%
Gain on disposal of businesses/assets	(1.4)	(92.4)	(98)%
Noncash restructuring, impairment and plant closing costs	12.6	16.8	(25)%
Loss on early extinguishment of debt	1.8	14.5	(88)%
Noncash interest expense (income)	2.6	(5.9)	NM
Deferred income taxes	(109.8)	2.0	NM
Loss on disposal of discontinued operations	228.9	280.2	(18)%
Unrealized gain on foreign currency transactions	(3.2)	(8.7)	(63)%
Other, net	7.5	17.4	(57)%
Changes in operating assets and liabilities	(232.3)	(55.5)	319%

Net cash provided by operating activities	$43.3	$610.9	(93)%

NM—Not Meaningful

Huntsman International

	Nine months ended September 30,
			Percent Change
	2007	2006
EBITDA	$472.5	$800.2	(41)%
Depreciation and amortization	(296.2)	(332.9)	(11)%
Interest expense, net	(216.2)	(268.3)	(19)%
Income tax expense—continuing operations	(39.8)	(57.0)	(30)%
Income tax benefit (expense)—discontinued operations	72.7	(11.8)	NM

Net (loss) income	(7.0)	130.2	NM
Extraordinary loss (gain) on the acquisition of a business, net of tax	6.5	(55.0)	NM
Equity in income of investment in unconsolidated affiliates	(8.9)	(2.6)	242%
Depreciation and amortization	296.2	332.9	(11)%
Gain on disposal of businesses/assets	(1.4)	(92.4)	(98)%
Noncash restructuring, impairment and plant closing costs	12.6	16.8	(25)%
Loss on early extinguishment of debt	2.2	18.1	(88)%
Noncash interest expense (income)	2.8	(2.9)	NM
Deferred income taxes	(60.9)	44.2	NM
Loss on disposal of discontinued operations	228.9	260.2	(12)%
Unrealized gain on foreign currency transactions	(3.2)	(8.7)	(63)%
Other, net	7.6	17.5	(57)%
Changes in operating assets and liabilities	(326.9)	(53.7)	509%

Net cash provided by operating activities	$148.5	$604.6	(75)%

NM—Not Meaningful

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

        For the three months ended September 30, 2007, we had a net loss of $150.0 million on revenues of $2,480.0 million, compared with a net loss of $182.3 million on revenues of $2,313.1 million for the 2006 period. For the three months ended September 30, 2007, Huntsman International had net income of $47.8 million on revenues of $2,480.0 million compared with a net loss of $157.7 million on revenues of $2,313.1 million for the 2006 period. The decrease of $32.3 million in our net loss and the increase of $205.5 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the three months ended September 30, 2007 increased by $166.9 million as compared with the 2006 period due principally to higher sales volumes in our Polyurethanes, Performance Products and Base Chemicals segments and higher average selling prices in our Polyurethanes, Materials and Effects and Performance Products segments. Higher volumes and selling prices in these segments were partially offset by lower sales volumes in our Materials and Effects and Pigments segments and lower average selling prices in our Pigments and Base Chemicals segments. For more information, see ""—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2007 increased by $41.3 million and $40.1 million, or 12% and 11%, respectively, as compared with the 2006 period. Higher gross profit in our Polyurethanes and Performance Products segments was offset somewhat by lower gross profit in our Materials and Effects, Pigments, and Base Chemicals segments. For more information, see ""—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2007 increased by $54.5 million and $52.9 million,

    respectively, as compared with the 2006 period. The increase was primarily due to higher foreign exchange losses of $20.2 million ($7.5 million of losses in the 2007 period as compared with $12.7 million of gains in the 2006 period), $12.5 million of insurance recoveries recorded in the 2006 period and higher overall selling, general and administrative, and research and development costs.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2007 increased to $9.1 million from $3.6 million in the 2006 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended September 30, 2007 decreased by $11.9 million and $12.8 million, or 14% and 15%, respectively, as compared with the 2006 period. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt.

  •
  Expenses related to the Merger consisted primarily of Merger-related legal fees and the Basell Termination Fee. For further information regarding these Merger-related expenses, see "Note 14. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax benefit decreased by $4.0 million to a benefit of $13.5 million for the three months ended September 30, 2007 as compared with a benefit of $17.5 million for the same period in 2006. Huntsman International's income tax benefit decreased by $19.1 million to a benefit of $2.3 million for the three months ended September 30, 2007 as compared with a benefit of $21.4 million for the same period in 2006. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our loss from discontinued operations and Huntsman International's loss from discontinued operations for the three months ended September 30, 2007 decreased by $244.5 million and $224.5 million, respectively, compared with the same period in 2006. The loss from discontinued operations represents the operating results and impairment with respect to each of our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

        Effective January 1, 2007, the results of our APAO facility were reported in our Materials and Effects segment. These results were previously reported in our Polymers segment. Beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and Other. All segment information for prior periods has been restated to reflect these transfers.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Three months ended September 30,
			Percent Change
	2007	2006
Revenues
Polyurethanes	$974.4	$885.4	10%
Materials and Effects	594.9	565.5	5%
Performance Products	590.2	499.6	18%
Pigments	271.1	278.3	(3)%
Polymers	—	—	—
Base Chemicals	134.9	90.6	49%
Eliminations and other	(85.5)	(6.3)	NM

Total	$2,480.0	$2,313.1	7%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$172.8	$134.9	28%
Materials and Effects	48.6	45.8	6%
Performance Products	48.0	37.0	30%
Pigments	(0.4)	26.3	NM
Polymers	12.0	29.1	(59)%
Base Chemicals	(14.5)	(215.2)	(93)%
Corporate and other	(258.6)	(44.3)	484%

Total	$7.9	$13.6	(42)%

Huntsman International
Segment EBITDA
Polyurethanes	$172.8	$134.9	28%
Materials and Effects	48.6	45.8	6%
Performance Products	48.0	37.0	30%
Pigments	(0.4)	26.3	NM
Polymers	12.0	29.1	(59)%
Base Chemicals	(14.5)	(215.2)	(93)%
Corporate and other	(55.0)	(29.0)	90%

Total	$211.5	$28.9	632%

NM—Not Meaningful

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Polyurethanes

        For the three months ended September 30, 2007, Polyurethanes segment revenues increased by $89.0 million, or 10%, as compared with the 2006 period. This increase was a result of higher overall sales volumes and higher average selling prices. The increase in sales volumes was due to a 4% increase in MDI volumes, driven by strong demand in insulation-related applications, primarily in Europe and Asia due to the continued drive for improved insulation. MDI average selling prices in the three months ended September 30, 2007 increased by 7% as compared with the same period in 2006. MDI average selling prices increased primarily in response to higher raw material costs, and also due to favorable foreign exchange movements, in particular for euro-denominated sales. MTBE average selling prices in the three months ended September 30, 2007 increased by 36% as compared with the same period in 2006 primarily due to solid market demand and tight supply.

        For the three months ended September 30, 2007, Polyurethanes segment EBITDA increased by $37.9 million, or 28%, as compared with the 2006 period. The increase in segment EBITDA in our Polyurethanes segment was primarily the result of higher EBITDA for PO and co-product MTBE due to favorable margins as higher average selling prices more than offset higher material costs. MDI results increased due to higher volumes and higher average selling prices which more than offset increased raw material costs and costs related to down time at our joint venture MDI facility in China.

Materials and Effects

        Materials and Effects segment revenues for the three months ended September 30, 2007 increased by $29.4 million, or 5%, as compared with the same period in 2006. This increase is primarily due to higher average selling prices, offset by lower sales volumes. Average selling prices increased by 7% due to the positive impact of currency fluctuations, as the U.S. dollar weakened against the relevant European currencies, and price increase initiatives across most of our major markets and regions. Sales volumes increased 5% for our textile effects products, entirely offset by a volume decrease of 5% for our advanced materials products. Sales volumes in advanced materials decreased in Europe and the Americas as a result of lower demand in the coatings, construction and sports market groups, partially offset by volume growth in the adhesives, aerospace and power market groups in Asia.

        Materials and Effects segment EBITDA was $48.6 million for the three months ended September 30, 2007, an increase of 6% as compared with segment EBITDA of $45.8 million for the same period in 2006. The increase in segment EBITDA was primarily a result of lower operating expenses for our textile effects products, offset somewhat by higher restructuring and plant closing costs. During the three months ended September 30, 2007 and 2006, our Materials and Effects segment recorded restructuring and plant closing charges of $4.2 million and $1.4 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        For the three months ended September 30, 2007, Performance Products revenues increased by $90.6 million, or 18%, as compared with the 2006 period. Sales volumes increased 11% due to higher demand across most product groups, except maleic anhydride, where demand was impacted by the downturn in the U.S. housing market, and ethanolamines, where our Port Neches, Texas plant was out of operation for part of the period to accommodate work on a capacity expansion project. Average selling prices increased 7% over the 2006 period due to favorable foreign currency effects, as the U.S. dollar weakened against European and Australian currencies, and in response to the favorable market conditions that existed across all product groups, except maleic anhydride.

        For the three months ended September 30, 2007, Performance Products segment EBITDA increased by $11.0 million, or 30%, as compared with the 2006 period. The increase in segment EBITDA was principally due to increased sales volume and improved product mix, partially offset by higher fixed costs and insurance proceeds received in the 2006 period for damages resulting from the 2005 U.S. Gulf Coast storms.

Pigments

        For the three months ended September 30, 2007, Pigments segment revenues decreased by $7.2 million, or 3%, as compared with the 2006 period. This decrease resulted principally from a 2% decrease in sales volumes and a 1% decrease in average selling prices. Sales volumes decreased primarily due to lower production volumes which resulted from planned downtime for project engineering work at a number of our facilities worldwide. Average selling prices decreased in local currencies in the European and North American regions due to competitive markets, offset somewhat by favorable foreign currency exchange impacts on selling prices as the U.S. dollar weakened against the relevant European currencies.

        Pigments segment EBITDA for the three months ended September 30, 2007 decreased by $26.7 million to a loss of $0.4 million as compared with EBITDA of $26.3 million in the 2006 period. Pigments segment EBITDA was lower primarily due to lower sales volumes, lower local currency selling prices and higher manufacturing costs, which increased due to the strength of the major European currencies versus the U.S. dollar and the impact of lower production volumes. During the three months ended September 30, 2007 and 2006, our Pigments segment recorded restructuring and plant closing charges of $4.1 million and credits of $0.2 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Polymers

        The operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the three months ended September 30, 2007, Polymers segment EBITDA decreased by $17.1 million, or 59%, as compared with the 2006 period. This decrease in Polymers segment EBITDA resulted primarily from the sale of this business on August 1, 2007. For further information, see "Note 3. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

        The operating results of our European base chemicals and polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the three months ended September 30, 2007, Base Chemicals revenues increased by $44.3 million, or 49%, as compared with the 2006 period. This increase was mainly due to higher resale volumes of purchased olefins, offset somewhat by a 7% decrease in average selling prices, driven primarily by lower cyclohexane prices. Sales and operating results in our Base Chemicals segment have been significantly impacted as a result of the fire at our Port Arthur, Texas manufacturing plant. For more information on the Port Arthur fire, see "Note 18. Casualty Losses and Insurance Recoveries—

Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        For the three months ended September 30, 2007, Base Chemicals segment EBITDA increased by $200.7 million to a loss of $14.5 million as compared with a loss of $215.2 million in the 2006 period. The improvement in EBITDA was driven primarily by the third quarter 2006 charge for impairment of long-lived assets related to the U.K Petrochemicals Disposition. For further information regarding this impairment charge, see "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Furthermore, segment EBITDA from our discontinued European base chemicals and polymers business was a loss of $1.6 million and a loss of $211.7 million for the three months ended September 30, 2007 and 2006, respectively.

Corporate and Other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business. For the three months ended September 30, 2007, EBITDA from corporate and other items decreased by $214.3 million to a loss of $258.6 million from a loss of $44.3 million for the 2006 period. The reduction in EBITDA resulted primarily from $205.0 million of expenses incurred during the third quarter of 2007 associated with the Merger. For further information regarding these Merger-related expenses, see "Note 14. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business and the operating results of our Australian styrenics business. For the three months ended September 30, 2007, EBITDA from corporate and other items decreased by $26.0 million to a loss of $55.0 million from a loss of $29.0 million for the 2006 period. The reduction in EBITDA resulted primarily from an increase of $15.6 million in unallocated foreign exchange losses in the 2007 period ($3.9 million of losses in the 2007 period as compared with $11.7 million of gains in the 2006 period) and an extraordinary gain of $8.9 million recorded in 2006 related to the Textile Effects Acquisition. For further information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

        For the nine months ended September 30, 2007, we had a net loss of $174.3 million on revenues of $7,284.5 million, compared with net income of $149.6 million on revenues of $7,001.1 million for the 2006 period. For the nine months ended September 30, 2007, Huntsman International had a net loss of $7.0 million on revenues of $7,284.5 million compared with net income of $130.2 million on revenues of $7,001.1 million for the 2006 period. The decrease of $323.9 million in our net income and the decrease of $137.2 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2007 increased by $283.4 million as compared with the 2006 period due principally to the effects of the Textile Effects Acquisition on June 30, 2006, and to higher sales volumes in our Polyurethanes, Materials and Effects, Performance Products and Pigments segments and higher average selling prices in our Polyurethanes, Materials and Effects and Performance Products segments. Higher volumes and selling prices in the above segments were partially offset by lower sales volumes and lower average selling prices in our Base Chemicals segment. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2007 increased by $59.7 million and $59.3 million, or 5% in each case, as compared with the 2006 period. Higher gross profit in our Materials and Effects segment resulting from the Textiles Effects Acquisition on June 30, 2006 was offset somewhat by lower gross profit in our Polyurethanes, Pigments and Base Chemicals segments. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2007 increased by $267.4 million and $267.1 million, respectively, as compared with the 2006 period. The increase was primarily composed of $93.3 million due to the Textile Effects Acquisition on June 30, 2006, a $90.3 million gain recorded in the 2006 period related to the sale of our U.S. butadiene and MTBE business, higher foreign currency losses of $18.8 million ($11.2 million of losses in the 2007 period as compared with $7.6 million of gains in the 2006 period), higher insurance proceeds of $10.3 million recorded in the 2006 period and higher overall selling, general and administrative and research and development costs.

  •
  Expenses related to the Merger consisted primarily of Merger-related legal fees and the Basell Termination Fee. For further information regarding these Merger-related expenses, see "Note 14. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2007 increased to $33.5 million from $20.7 million in the 2006 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the nine months ended September 30, 2007 decreased by $49.5 million and $52.1 million, or 19% in each case, as compared with the 2006 period. This decrease was primarily due to lower average debt balances which resulted from the repayment of debt.

  •
  Our income tax expense decreased by $23.9 million to a benefit of $9.1 million for the nine months ended September 30, 2007 as compared with an expense of $14.8 million for the same period in 2006. Huntsman International's income tax expense decreased by $17.2 million to an expense of $39.8 million for the nine months ended September 30, 2007 as compared with an expense of $57.0 million for the same period in 2006. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our tax expense and Huntsman International's tax expense decreased largely due to decreased pre-tax income. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our loss from discontinued operations and the loss from discontinued operations from Huntsman International for the nine months ended September 30, 2007 decreased by $70.3 and $50.3 million, respectively, compared with the same period in 2006. The loss from discontinued operations represents the operating results and impairment of our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

        Effective January 1, 2007, the results of our APAO facility were reported in our Materials and Effects segment. These results were previously reported in our Polymers segment. Beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. All segment information for prior periods has been restated to reflect these transfers.

        The following table sets forth the revenues and EBITDA for each of our operating segments (dollars in millions):

	Nine months ended September 30,
			Percent Change
	2007	2006
Revenues
Polyurethanes	$2,824.6	$2,619.6	8%
Materials and Effects	1,806.0	1,223.9	48%
Performance Products	1,690.5	1,552.9	9%
Pigments	834.5	813.1	3%
Polymers	—	—	—
Base Chemicals	408.8	888.5	(54)%
Eliminations and other	(279.9)	(96.9)	189%

Total	$7,284.5	$7,001.1	4%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$449.7	$474.6	(5)%
Materials and Effects	158.2	114.9	38%
Performance Products	153.3	165.4	(7)%
Pigments	45.0	91.4	(51)%
Polymers	(194.5)	104.7	NM
Base Chemicals	19.9	(62.3)	NM
Corporate and other	(359.1)	(94.6)	280%

Total	$272.5	$794.1	(66)%

Huntsman International
Segment EBITDA
Polyurethanes	$449.7	$474.6	(5)%
Materials and Effects	158.2	114.9	38%
Performance Products	153.3	165.4	(7)%
Pigments	45.0	91.4	(51)%
Polymers	(194.5)	104.7	NM
Base Chemicals	19.9	(62.3)	NM
Corporate and other	(159.1)	(88.5)	80%

Total	$472.5	$800.2	(41)%

NM—Not Meaningful

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Polyurethanes

        For the nine months ended September 30, 2007, Polyurethanes segment revenues increased by $205.0 million, or 8%, as compared with the 2006 period. This increase was the result of higher overall sales volumes and higher average selling prices. MDI average selling prices in the nine months ended September 30, 2007 increased by 6% as compared with the same period in 2006, primarily in response to higher raw material costs and favorable foreign exchange movements, in particular for euro-denominated sales. MTBE average selling prices in the nine months ended September 30, 2007 increased by 13% as compared with the same period in 2006 mainly due to solid market demand and tight supply.

        For the nine months ended September 30, 2007, Polyurethanes segment EBITDA decreased by $24.9 million, or 5%, as compared with the 2006 period. Segment EBITDA was lower due to reduced MTBE and urethanes margins, as raw material and energy costs increased more than average selling prices, and increased costs due to the delayed start up of our China MDI joint venture.

Materials and Effects

        Materials and Effects segment revenues for the nine months ended September 30, 2007 increased by $582.1 million, or 48%, as compared with the same period in 2006. This increase is primarily due to the Textile Effects Acquisition on June 30, 2006. Textile effects products contributed $512.5 million to the increase in revenues, while revenues from advanced materials products increased by $69.6 million, or 7%, as compared to the 2006 period. The increase in advanced materials products revenues resulted from an 12% increase in average selling prices, partially offset by a 5% decrease in sales volumes. Average selling prices increased principally due to the positive impact of currency fluctuations, as the U.S. dollar weakened against the relevant European currencies, price increase initiatives across most of our major markets and regions and a favorable product mix. Sales volumes decreased mainly in Europe and the Americas as a result of lower demand in the coatings, construction, sport and electronics market groups. This was partially offset with sales volume growth in the adhesives and power market groups in Asia.

        Materials and Effects segment EBITDA was $158.2 million for the nine months ended September 30, 2007, an increase of 38%, as compared with segment EBITDA of $114.9 million for the same period in 2006. Segment EBITDA increased primarily as a result of the Textile Effects Acquisition on June 30, 2006. Textile effects products contributed $35.6 million to the increase in segment EBITDA, while segment EBITDA from advanced materials products increased by $13.2 million, or 12%, as compared with the same period in 2006. Segment EBITDA from advanced materials products increased as a result of higher contribution margins on increased average selling prices, partially offset by higher manufacturing and selling, general and administrative costs, which were negatively impacted by exchange rates as the U.S. dollar weakened against the relevant European currencies. During the nine months ended September 30, 2007 and 2006, our Materials and Effects segment recorded restructuring and plant closing charges of $18.6 million and $3.4 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        For the nine months ended September 30, 2007, Performance Products revenues increased by $137.6 million, or 9%, as compared with the 2006 period. Sales volumes increased 6% due to higher demand across most product groups, except maleic anhydride, where demand was impacted by the downturn in the U.S. housing market, and ethanolamines, where our Port Neches, Texas plant was out of operation for part of the current period to accommodate work on a capacity expansion project. Average selling prices increased by 3% from the 2006 period, mostly due to favorable foreign currency effects as the U.S. dollar weakened against European and Australian currencies.

        For the nine months ended September 30, 2007, Performance Products segment EBITDA decreased by $12.1 million, or 7%, as compared with the 2006 period. The decrease in segment EBITDA resulted primarily from higher fixed costs and a $6.3 million charge related to the settlement of a legal dispute, partially offset by higher sales volumes and lower restructuring costs. During the nine months ended September 30, 2006, we recorded a gain on the sale of real estate of $1.5 million. In addition, during the nine months ended September 30, 2007 and 2006, our Performance Products segment recorded restructuring and plant closing charges of $0.3 million and $2.6 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Pigments

        For the nine months ended September 30, 2007, Pigments segment revenues increased by $21.4 million, or 3%, as compared with the 2006 period. This increase resulted principally from a 2% increase in sales volumes primarily due to higher global customer demand. While average selling prices decreased in local currencies in the European and North American regions due to competitive markets, these decreases were offset by favorable foreign currency exchange impacts on selling prices as the U.S. dollar weakened against the relevant European currencies.

        Pigments segment EBITDA for the nine months ended September 30, 2007 decreased by $46.4 million, or 51%, as compared with the 2006 period. Pigments segment EBITDA was lower primarily due to lower local currency selling prices. The positive effect on revenues caused by the strength of the major European currencies was substantially offset by the negative impact on costs as the U.S. dollar weakened against the major European currencies.

Polymers

        The operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the nine months ended September 30, 2007, Polymers segment EBITDA decreased by $299.2 million to a loss of $194.5 million as compared with EBITDA of $104.7 in the 2006 period. This decrease in Polymers segment EBITDA resulted primarily from the loss recorded in connection with the North American Polymers Disposition. For further information, see "Note 6. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

        The operating results of our European base chemicals and polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our European base chemicals and polymers business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the nine months ended September 30, 2007, Base Chemicals revenues decreased by $479.7 million, or 54%, as compared with the 2006 period. This decrease was mainly due to a 58% decrease in sales volumes. The sales volume decrease was driven principally by the June 30, 2006 sale of our U.S. butadiene and MTBE business which contributed revenues of $476.0 million during the first nine months of 2006. Additionally, sales volumes of olefins decreased by 32% as compared with the same period in 2006 as a result of the fire at our Port Arthur, Texas manufacturing plant. For more information on the Port Arthur fire, see "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        For the nine months ended September 30, 2007, Base Chemicals segment EBITDA increased by $82.2 million to $19.9 million as compared with a loss of $62.3 million in the 2006 period. The improvement in EBITDA was driven primarily by the third quarter 2006 charge of $260.2 million for the impairment of long-lived assets related to the U.K Petrochemicals Disposition, offset in part by a gain of $90.3 on the sale of the U.S. butadiene and MTBE business. For further information, see "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" and "Note 4. Business Dispositions and Combinations—Sale of U.S. Butadiene and MTBE business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Furthermore, segment EBITDA from our discontinued European base chemicals and polymers business was $34.0 million and a loss of $176.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Corporate and Other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business. For the nine months ended September 30, 2007, EBITDA from corporate and other items decreased by $264.5 million to a loss of $359.1 million from a loss of $94.6 million for the 2006 period. The reduction in EBITDA resulted primarily from $205.0 million of expenses incurred during the third quarter of 2007 associated with the Merger. For further information regarding these Merger-related expenses, see "Note 14. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. In addition, Corporate and other EBITDA was impacted by a $24.2 million increase in unallocated foreign exchange losses in the 2007 period ($10.5 million of losses in the 2007 period as compared with $13.7 million of gains in the 2006 period) and an increase in extraordinary gains of $64.2 million related to the Textile Effects Acquisition, partially offset by increases in EBITDA resulting from a $20.0 million impairment of assets recorded in 2006 in connection with the sale of our European base chemicals and polymers business and a $12.7 million decrease in expenses in the 2007 period related to the early extinguishment of debt. For further information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business and the operating results of our Australian styrenics business. For the nine months ended September 30, 2007, EBITDA from corporate and other items decreased by $70.6 million to a loss of $159.1 million from a loss of $88.5 million for the 2006 period. The reduction in EBITDA resulted primarily from a $24.2 million increase in unallocated foreign exchange losses in the 2007 period ($10.5 million of losses in the 2007 period as compared with $13.7 million of gains in the 2006 period) and an increase in extraordinary gains of $61.5 million related to the Textile Effects

Acquisition, partially offset by a reduction of $15.9 million in expenses in the 2007 period related to the early extinguishment of debt. For further information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2007 and 2006 was $43.3 million and $610.9 million, respectively. The decrease in cash provided by operations was primarily attributable to a decrease in operating income as described in "Results of Operations" above and the payment of the Basell Termination Fee as described in "Note 14. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $90.7 million and $295.0 million, respectively. During the nine months ended September 30, 2007 and 2006, we invested $466.7 million and $327.0 million, respectively, in capital expenditures. The increase in capital expenditures was largely attributable to the $159.8 million of capital expenditures incurred during the nine months ended September 30, 2007 for the rebuild of our Port Arthur, Texas olefins facility that was damaged by fire. During the nine months ended September 30, 2007 we finalized our post-closing working capital adjustments with respect to the Textile Effects Acquisition, resulting in a reduction to the purchase price of $26.9 million and acquired businesses for $14.0 million. During the nine months ended September 30, 2006, we acquired the Textile Effects business for $168.9 million, net of cash acquired. During the nine months ended September 30, 2007 and 2006, we sold assets and received proceeds of $364.3 million and $209.0 million, respectively. On August 1, 2007, we completed the North American Polymers Disposition for approximately $355 million, of which $348.3 million was received as of September 30, 2207. On June 27, 2006, we sold the assets comprising our former U.S. butadiene and MTBE business for $274.0 million, of which $204.0 million was paid to us during 2006. The additional $70.0 million will be payable to us, after the successful restart (which requires meeting certain criteria) of our Port Arthur, Texas olefins unit that was damaged by fire. For further information, see "Note 4. Business Dispositions and Combinations" and "Note 23. Subsequent Events" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        Net cash used in financing activities for the nine months ended September 30, 2007 was $74.0 million as compared with $214.8 million in the 2006 period. This decrease in net cash used in financing activities is partly due to lower net repayments of debt in 2007 compared to 2006 and an increase in dividends paid to common stockholders in 2007 of $66.3 million. During the nine months ended September 30, 2007 we had net proceeds under our debt arrangements of $7.9 million and used $1.2 million to pay premiums associated with repayment of indebtedness. In the first quarter 2007, we made a repayment in full of our remaining 10.125% subordinated notes due 2009 of $150.1 with proceeds of our offering of 7.875% subordinated notes due 2014 of $151.7 million. Additionally, in the second quarter 2007, we amended our Senior Credit Facilities, increasing our Dollar Term Loan by $96.6 million, of which the proceeds were used to repay in full the Euro Term Loan. During the nine months ended September 30, 2006 we had net repayments under our debt arrangements of $194.4 million and used $12.5 million to pay premiums associated with repayment of indebtedness.

Changes in Financial Condition

        The following information summarizes our working capital position as of September 30, 2007 and December 31, 2006 (after giving effect to the North American Polymers Disposition) (dollars in millions):

		North American Polymers
	September 30, 2007				December 31, 2006	Increase (Decrease)	Percent Change
		Disposition(1)	Liquidation(2)	Subtotal
Cash and cash equivalents	$150.7	$—	$—	$150.7	$263.2	$(112.5)	(43)%
Accounts receivable, net	1,309.6	—	128.6	1,438.2	1,257.3	180.9	14%
Inventories, net	1,459.3	189.7	—	1,649.0	1,520.1	128.9	8%
Prepaid expenses	58.6	—	8.0	66.6	55.7	10.9	20%
Deferred income taxes	69.6	—	—	69.6	64.6	5.0	8%
Other current assets	122.7	—	—	122.7	175.7	(53.0)	(30)%

Total current assets	3,170.5	189.7	136.6	3,496.8	3,336.6	160.2	5%

Accounts payable	1,057.5	—	105.5	1,163.0	1,018.2	144.8	14%
Accrued liabilities	896.3	13.7	—	910.0	857.6	52.4	6%
Deferred income taxes	16.4	—	—	16.4	9.4	7.0	74%
Current portion of long-term debt	152.2	—	—	152.2	187.9	(35.7)	(19)%

Total current liabilities	2,122.4	13.7	105.5	2,241.6	2,073.1	168.5	8%

Working capital	$1,048.1	$176.0	$31.1	$1,255.2	$1,263.5	$(8.3)	(1)%

(1)
Represents December 31, 2006 balances.

(2)
Represents the change in amounts retained due to liquidation.

        Our working capital decreased by $8.3 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $112.5 million resulted from the matters identified in the Condensed Consolidated Statements of Cash Flows contained in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Accounts receivable increased by $180.9 million mainly due to higher sales and the effects of changes in foreign currency exchange rates.

  •
  Inventories increased by $128.9 million mainly due to higher raw material costs and the effects of changes in foreign currency exchange rates.

  •
  Other current assets decreased by $53.0 million primarily as a result of the collection of a $26.9 million receivable for post-closing working capital adjustments related to the Textile Effects Acquisition during the nine months ended September 30, 2007 (see "Note 4. Business Dispositions and Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report) and a reduction in income taxes receivable.

  •
  The increase in accounts payable of $144.8 million was primarily attributable to higher raw material costs and the effects of changes in foreign currency exchange rates.

  •
  Current portion of long term debt decreased $35.7 million primarily due to a reclassification of our current portion of long term debt to long term debt of our Australian Credit Facilities that were amended in the second quarter 2007.

Subsidiary Debt

        With the exception of our guarantees of certain debt of our Chinese joint ventures and certain indebtedness incurred from time to time to finance insurance premiums, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries (primarily Huntsman International); such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Senior Credit Facilities

        As of September 30, 2007, our senior secured credit facilities ("Senior Credit Facilities") consisted of (i) a $650 million revolving facility (the "Revolving Facility") and (ii) a $1,640.0 million term loan B facility (the "Dollar Term Loan"). As of September 30, 2007, there were $61.0 million in borrowings outstanding under our Revolving Facility, and we had $33.2 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

        During the nine months ended September 30, 2007, we completed the following transactions relating to our Senior Credit Facilities:

  •
  On January 16, 2007, we made a voluntary repayment of $75.0 million U.S. dollar equivalents on our term loans with available liquidity.

  •
  On April 19, 2007, we entered into an amendment to our Senior Credit Facilities (the "Amendment"). Pursuant to the Amendment, the maturity of the Dollar Term Loan was extended to April 2014 and the loan amount was increased to $1,640.0 million. We used the increased amount to repay, in full, our previously outstanding euro term loan facility (the "Euro Term Loan").

  •
  We received total consideration of approximately $355 million from the North American Polymers Disposition, of which $348.3 million was received as of September 30, 2007, and was used to reduce borrowings under our Revolving Facility and to reduce the outstanding balance under our A/R Securitization Program.

        As of September 30, 2007, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The Amendment made no changes to the applicable interest rate of the Revolving Facility. However, pursuant to the Amendment, the applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in the Amendment. The Amendment contains one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. The Amendment, among other things, also increased the restricted payments basket for certain types of payments, and, subject to certain conditions, increased our capacity for additional term loan borrowings. The Amendment provides for continuing customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and it contains other customary default provisions.

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the Australian Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2007, we had $735.2 million of combined cash and combined unused borrowing capacity, consisting of $150.7 million in cash, $555.8 million in availability under our Revolving Facility, $5.5 million attributable to our European overdraft facility and $23.2 million in availability under our A/R Securitization Program.

        Our liquidity has been significantly impacted by recent transactions. We anticipate that, going forward, our liquidity will be impacted as follows:

  •
  As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have received and anticipate receiving additional settlements of insurance claims, as well as incurring significant expenditures to rebuild the facility. We have completed the rebuild and commissioning of the facility in the fourth quarter of 2007. We further anticipate that the settlement of insurance claims will continue in 2008. See "Note 15. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. See "Recent Developments—Start Up of Port Arthur Facility" included elsewhere in this report.

  •
  In connection with the sale of our U.S. butadiene and MTBE business, $70 million of the purchase price will be payable to us after the restart of our Port Arthur, Texas facility that was damaged by fire and the related resumption of crude butadiene supply, provided that we achieve certain intermediate steps toward restarting the facility within 30 months of the sale. We anticipate that these requirements will be satisfied in the fourth quarter of 2007. See "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The total consideration for the North American Polymers Disposition was approximately $355 million, of which $348.3 million was received as of September 30, 2007.

  •
  On November 5, 2007, we completed the sale of the U.S. base chemicals business assets to FHR for $306.0 million plus the value of associated inventory for total consideration, net of adjustments, of approximately $415 million subject to post-closing adjustments. We will retain other elements of working capital, including accounts receivable, accounts payable and certain accrued liabilities, which will be liquidated for a net use of cash. We expect to use the net proceeds to repay debt and to further reduce outstanding amounts under the A/R Securitization Program. For more information, see "Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals Business," "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" and "Note 23. Subsequent Events" to our condensed consolidated financial statements (unaudited) and "Recent Developments—Start Up of Port Arthur Facility" included elsewhere in this report.

  •
  As a result of the North American Polymers Disposition which closed on August 1, 2007, our capacity under the A/R Securitization Program decreased to approximately $439 million as of September 30, 2007. After the collection of Receivables relating to the North American Polymers and the U.S. Base Chemicals Disposition, we anticipate our capacity under the A/R Securitization Program will be further reduced to between approximately $375 and $400 million.

  •
  The final sales price of the U.K. Petrochemical Disposition was also subject to adjustments relating to working capital and investment in the LDPE plant under construction in Wilton U.K. During the third quarter of 2007, we finalized these adjustments and funded the related obligation of $15.3 million on October 1, 2007. Also in connection with the U.K. Petrochemical Disposition, we agreed to make payments to SABIC of approximately £0.2 million (approximately $0.5 million) related to the transfer of pension plan assets and liabilities and made the required payment to SABIC on October 17, 2007.

  •
  On July 12, 2007, we sent notice to Basell that, pursuant to the terms of the Agreement and Plan of Merger with Basell (the "Basell Agreement"), we had terminated the Basell Agreement in order to enter into the Merger Agreement with Hexion. As a result, we paid Basell a break-up fee in the amount of $200 million, of which Hexion reimbursed us $100 million. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement, under specified circumstances, we will be required to pay Hexion a termination fee of $325 million. If Hexion terminates the Merger Agreement, under specified circumstances, Hexion will be required to pay us $325 million.

Capital Expenditures

        Excluding capital expenditures relating to the fire damage at our Port Arthur, Texas facility, we expect to spend approximately $550 million on capital projects in 2007. We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We currently estimate that we will incur approximately $200 million of total capital expenditures related to the fire damage at our Port Arthur, Texas facility during 2007, of which $159.8 million has been incurred during the nine months ended September 30, 2007. In addition, we currently estimate that total repair and maintenance expenses and other non-capital costs associated with the fire damage will be approximately $70 million during 2007, of which approximately $61.4 million has been spent during the nine months ended September 30, 2007.

Contractual Obligations and Commercial Commitments

        As a result of our North American Polymers Disposition which closed on August 1, 2007, our obligations under lease agreements and other contractual commitments decreased significantly from that which was disclosed in our Annual Report on Form 10-K. Summarized below are such obligations as of September 30, 2007:

	Remainder of 2007	2008-2009	2010-2011	After 2011	Total
Operating leases	10.1	69.4	53.8	98.0	231.3
Purchase commitments(1)	176.1	463.5	151.6	144.0	935.2

(1)
We have various purchase commitments extending through 2023 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We also have a limited number of contracts which require a minimum payment, even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our A/R Securitization Program, see "Note 9. Securitization of Accounts Receivable" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Financing of Chinese MDI Facilities

        On September 19, 2003, our unconsolidated Chinese joint venture, SLIC, obtained secured financing for the construction of production facilities. As of September 30, 2007, there were $84.4 million and RMB 1,055 million ($140.4 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 15. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 16. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Recently Issued Accounting Pronouncements

        For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Critical Accounting Policies

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of developments related to long-lived asset impairments see "Note 3. Discontinued Operations—North American Polymers Business" and "Note 4. Business Dispositions and Combinations—Agreement to Sell U.S. Base Chemicals Business" to our condensed consolidated financial statements (unaudited) and "Recent Developments—North American Base Chemicals and Polymers Business Assets" included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        In conjunction with the redemption of our remaining 10.125% euro-denominated subordinated notes due 2009 in the first quarter of 2007 discussed in "Note 7. Debt" to our condensed consolidated financial statements (unaudited) included elsewhere in this report, and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on March 27, 2007 we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and we will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR)

in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of September 30, 2007, the fair value of this swap was $13.2 million and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). We recorded an unrealized foreign currency loss on this swap of $8.4 million and $12.7 million in our condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2007, respectively.

        In conjunction with the Amendment as discussed in "Note 7. Debt" to our condensed consolidated financial statements (unaudited) included elsewhere in this report, and in an effort to maintain approximately the same amount of euro-denominated debt exposure, on April 19, 2007, we entered into a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and we will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of September 30, 2007, the fair value of this swap was $4.7 million and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). We recorded an unrealized foreign currency loss on this swap of $5.1 million and $4.7 million in other comprehensive income for the three and nine months ended September 30, 2007, respectively.

        On July 12, 2007, we unwound a cross currency interest rate swap pursuant to which we had swapped $31.3 million of 11.0% fixed rate debt for €25 million of 9.4% fixed rate debt. The swap was not designated as a hedge for financial reporting purposes. We recorded an unrealized foreign currency loss on this swap of $0.9 million and $1.6 million in our condensed consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2007, respectively.

        On July 2, 2007, we let expire an interest rate contract of a notional amount of $60 million pursuant to which we had swapped LIBOR interest for a fixed rate of 4.315%.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2007, we have designated approximately €431 million of debt and swaps as net investment hedges. As of September 30, 2007, we had approximately €1,112 million in net euro-denominated assets.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we cannot give any assurance that our internal controls over financial reporting will be completely effective. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we were required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorneys' fees to the Texas Attorney General. As of September 30, 2007, we have paid the full penalty and attorneys' fees. The monitoring projects have, we believe, been completed and we are preparing our submittal to the State of Texas for their approval. We do not expect to incur any further costs of significance relating to this matter.

        On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas, Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a pipeline which had been weakened by undetected external corrosion. The TCEQ has proposed, and we have accepted, a penalty of approximately $0.1 million for alleged excessive environmental releases occurring as a consequence of the fire. The settlement is awaiting approval of the TCEQ.

        In May 2007, our operation in Wilton, U.K., allegedly caused a discharge of wastewater effluent to be made to Northumbrian Water's Bran Sands treatment facility that contained elevated levels of nitrobenzene. Northumbrian Water alleges that this discharge caused a disruption of its treatment facility which, in turn, exceeded its discharge consent from the U.K. Environment Agency. The Environmental Agency is investigating a possible prosecution against Northumbrian Water for the breach. Northumbrian Water has threatened to prosecute our subsidiary in the U.K. To date, however, no charges have been filed.

OTHER LEGAL PROCEEDINGS

        For a discussion of the legal proceedings brought by the Reinsurers against us and IRIC, our captive insurance company, in connection with the Port Arthur, Texas plant fire, see "Note 15. Commitments and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation" and "Note 18. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference. For a discussion of other legal proceedings, see "Note 15. Commitments and Contingencies—Legal Matters" and "Note 16. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A. RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006 and as follows:

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

  •
  our management having spent a significant amount of their time and efforts directed toward the Merger and the related transactions, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

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

        Accordingly, investors should not place undue reliance on the occurrence of the Merger. In addition, if the Merger does not occur, there can be no assurance that a comparable transaction will be consummated that results in investors' shares being purchased. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

Necessary consents and approvals from government entities may delay or prevent the closing of the Merger.

        The Merger is conditioned upon, among other things, receipt of regulatory approvals or expiration of required waiting periods in the United States, the European Union and several other jurisdictions. We have received a second request from the FTC. For more information, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Pending Sale of Our Company." There can be no assurance when any such approvals will be obtained or when such waiting periods will expire, if at all. As a result, stockholders face the risk that the completion of the Merger may be delayed or that the Merger may not be completed.

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

In certain circumstances, the Merger Agreement requires us to pay Hexion a termination fee of $225 million plus an amount equal to $100 million (the "Reimbursement Amount"), representing the portion of the $200 million termination fee paid to Basell that was funded by Hexion, and, any such payment could have material and adverse consequences to our financial condition and operations.

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

        Hexion has obtained commitment letters for senior secured credit facilities and a senior secured bridge facility with Credit Suisse and Deutsche Bank to be made available to Hexion and/or one or more of its subsidiaries for purposes of, among other things, financing the merger consideration. Hexion's ability to draw on the proposed loan facility is subject to the satisfaction of certain conditions. Under the Merger Agreement, Hexion's obligation to consummate the Merger, however, is not conditioned upon receipt or availability of financing. Although Hexion expects that it will be able to draw on the proposed loan facility, in the event Hexion is unable to do so, Hexion will be forced to seek substitute financing to raise the necessary funds to pay the merger consideration. Such substitute financing may be unavailable. In addition, while Hexion is owned by an affiliate of Apollo Management L.P., Apollo Management L.P. is not obligated to contribute additional equity to us or Hexion in order to consummate the Merger.

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

Risks Related to the U.S. Petrochemical Disposition

In connection with the U.S. Petrochemical Disposition, we expect to recognize a material loss related to such sale. Such a loss could adversely impact the market price of our common stock.

        In connection with the U.S. Petrochemical Disposition, we agreed to sell our U.S. base chemicals and polymers business for approximately $456 million in cash, plus the value of inventory on the respective dates of closing. The Amended and Restated Agreement relating to the U.S. Petrochemical Disposition provided for, among other things, the closing of the sale of our U.S. polymers business on August 1, 2007. For more information, see "Note 3. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. The Amended and Restated Agreement also provided for the separate closing of the U.S. base chemicals business following the restart of our Port Arthur, Texas olefins manufacturing facility. For more information, see "Note 23. Subsequent Events" to our condensed consolidated financial statements (unaudited) and "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments—Sale of the U.S. Base Chemicals Business Assets" included elsewhere in this report.

        In connection with the North American Polymers Disposition pursuant to the Amended and Restated Agreement, during the three months ended September 30, 2007, we recorded a pretax impairment charge related to our North American polymers assets of $240.0 million. We expect to incur an estimated pretax loss in connection with the U.S. Base Chemicals Disposition of approximately $150 million.

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

        Sales of substantial numbers of additional shares of our common stock, or the perception that such sales could occur, may cause prevailing market prices for shares of our common stock to decline. Pursuant to a voting agreement, MatlinPatterson has the right to dispose of 19,870,000 shares of our common stock, subject to the requirement that either we agree that certain criteria are satisfied or the new owner grants all voting rights with respect to the purchased shares to HMP Equity Trust or to Jon M. Huntsman. In addition, we have filed a registration statement to permit sales of our common stock by other stockholders who hold an aggregate of 23,762,000 shares (or approximately 10.7%) of our outstanding shares of common stock. Any sales of our shares of common stock may negatively impact your investment.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. In March 2007, we were named for the first time as a defendant in eight of those lawsuits. The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the third quarter of 2007. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	—	—	—
August	414	$25.01	—	—
September	—	—	—	—

Total	414	$25.01	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a special meeting of stockholders on October 16, 2007 to vote on a proposal to adopt the Merger Agreement with Hexion and Merger Sub. The votes were tabulated as follows: 176,000,964 votes were cast for the proposal, 47,277 votes were cast against the proposal and 24,149 votes abstained.

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
99.1
Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., The Jon and Karen Huntsman Foundation, Fidelity Charitable Gift Fund and Jon M. Huntsman (incorporated by reference to Exhibit 99.2 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))
99.2
Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., MatlinPatterson GlobalOpportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P. and MatlinPatterson GlobalOpportunities Partners (Bermuda) L.P. (incorporated by reference to Exhibit 99.3 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007

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
99.1
Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., The Jon and Karen Huntsman Foundation, Fidelity Charitable Gift Fund and Jon M. Huntsman (incorporated by reference to Exhibit 99.2 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))
99.2
Voting Agreement, dated as of July 12, 2007, by and among Hexion Specialty Chemicals, Inc., MatlinPatterson GlobalOpportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P. and MatlinPatterson GlobalOpportunities Partners (Bermuda) L.P. (incorporated by reference to Exhibit 99.3 to our registration statement on Form S-3 of Huntsman Corporation filed on July 31, 2007 (File No. 333-144989))