Form 10-K/A
period 2007-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2008-04-29
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

On June 29, 2007, the last business day of the registrant’s second fiscal quarter, the aggregate market value of voting and non-voting common equity held by nonaffiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$2,205,082,624	(1)
Huntsman International LLC	Units of Membership Interest	$0	(2)

(1)                                  Based on the closing price of $24.31 per share of common stock as quoted on the New York Stock Exchange.

(2)                                  All units of membership interest are held by Huntsman Corporation, an affiliate.

On February 21, 2008, the number of shares outstanding of each of the registrant’s classes of common equity was as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	234,053,329
Huntsman International LLC	Units of Membership Interest	2,728

This Amendment No. 1 on Form 10-K/A presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Amendment No. 1 on Form 10-K/A is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated.

Huntsman International LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our annual report on Form 10-K for the year ended December 31, 2007 (our “2007 10-K”), originally filed with the Securities and Exchange Commission (the “Commission”) on February 22, 2008. As permitted by General Instruction (G)(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in our 2007 10-K. In accordance with General Instruction (G)(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K.  Part III of Form 10-K includes, among other information, Compensation Discussion and Analysis and related compensation tables and information.

                Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the February 22, 2008 filing of our 2007 10-K and does not modify or update the disclosures set forth in our 2007 10-K, including the financial statements and notes to financial statements set forth in our 2007 10-K. We direct you to our filings with the Commission made subsequent to February 22, 2008 for additional information on events subsequent to February 22, 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

AMENDMENT NO. 1 ON FORM 10-K/A

i

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors is presented below, as of April 18, 2008.

Class I Directors (term expires in 2008)

Jon M. Huntsman

Mr. Huntsman, age 70, has served as Chairman of the Board of Directors since October 2004. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as the Chief Executive Officer of our Company and all of our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager of Huntsman International LLC and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children’s Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry’s top CEO for all businesses in Europe and North America and received the 2006 Chemical Industry Award. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute. Mr. Huntsman is the father of our CEO, Peter R. Huntsman.

Marsha J. Evans

Ms. Evans, age 60, has served as a Director since August 2005. Ms. Evans served as President and Chief Executive Officer of The American Red Cross from August 2002 until December 2005. Ms. Evans previously served as the National Executive Director of Girl Scouts of the USA from 1998 until July 2002. She served with the United States Navy for 29 years, where she was commissioned ensign in 1968 and attained the rank of rear admiral before retiring in 1998. Prior to retirement, she served as superintendent of the Naval Postgraduate School in Monterey, California, and as director of the George C. Marshall European Center for Security Studies. Ms. Evans also serves as a director of Weight Watchers International, Inc., Lehman Brothers Holdings Inc. and Office Depot, Inc.

Class II Directors (term expires in 2009)

Peter R. Huntsman

Mr. Huntsman, age 45, has served as a Director since October 2004. Mr. Huntsman also serves as President and Chief Executive Officer of our Company. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman was the recipient of the 12th Annual Petrochemical Heritage Award. Mr. Huntsman is a director or manager of Huntsman International LLC and certain of our other subsidiaries. Mr. Huntsman is the son of our Chairman, Jon M. Huntsman.

Wayne A. Reaud

Mr. Reaud, age 60, has served as a Director and Chairman of the Compensation Committee since March 2005. Mr. Reaud is a trial lawyer and the founder of the law firm of Reaud, Morgan & Quinn. For over thirty years, he has represented clients in significant cases involving personal injury, product and premises liability, toxic torts and business litigation. Mr. Reaud has handled first impression mass tort litigation involving asbestos premises liability claims, including the largest asbestos product liability class action lawsuit in the history of Texas courts. He also represented the State of Texas in its landmark litigation against the tobacco industry. Mr. Reaud currently serves as Chairman of the Board of the Beaumont Foundation of America and is President and a Director of the Reaud Charitable Foundation. He is a Life Fellow of the Texas Bar Foundation and a Fellow of the International Society of Barristers. Mr. Reaud was chosen as the Most Distinguished Alumni of Texas Tech University Law School in 1998. He is listed in Best Lawyers in America.

Alvin V. Shoemaker

Mr. Shoemaker, age 69, has served as a Director since March 2005. Mr. Shoemaker has been a private investor since his retirement as Chairman of the Board of First Boston Corporation and First Boston, Inc. in 1989, a position he assumed in 1983. Mr. Shoemaker also serves as a director of Wynn Resorts Limited.

Class III Directors (term expires in 2010)

Nolan D. Archibald

Mr. Archibald, age 64, has served as a Director since March 2005. Mr. Archibald has been President and Chief Executive Officer of The Black & Decker Corporation since 1986 and Chairman of the Board of The Black & Decker Corporation since 1987. Mr. Archibald also serves as a director of Lockheed Martin Corporation and Brunswick Corporation.

H. William Lichtenberger

Mr. Lichtenberger, age 72, has served as a Director and Chairman of the Nominating and Governance Committee since March 2005. Mr. Lichtenberger was the Chairman and Chief Executive Officer of Praxair, Inc. from 1992 until his retirement in 2000. From 1990 until 1992, he was President and Chief Operating Officer of Union Carbide Corporation. Mr. Lichtenberger also serves as a director of Ingersoll-Rand Company Limited.

Richard A. Michaelson

Mr. Michaelson, age 56, has served as a Director and Chairman of the Audit Committee since October 2004. Mr. Michaelson is the Chief Financial Officer of Life Sciences Research Inc., a contract research organization providing global outsourcing services to the pharmaceutical industry. Prior to his joining LSR in 1998, he was a partner in Focused Healthcare Partners, a healthcare investment company. Mr. Michaelson was the Chief Financial Officer of Unilab Corporation, California’s largest provider of clinical laboratory services, from 1993 to 1997, and held a succession of senior management positions at MetPath (now Quest Diagnostics) between 1982 and 1993. Mr. Michaelson was a financial analyst at IBM from 1979 to 1982.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, among others, to file with the SEC and the NYSE an initial report of ownership of our common stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16 forms that they file related to our stock transactions. Under SEC rules, certain forms of indirect ownership and ownership of our common stock by certain family members are covered by these reporting requirements. As a matter of practice, our administrative staff assists our directors and executive officers in preparing initial ownership reports and reporting ownership changes and typically files these reports on their behalf.

Based solely on a review of the copies of Forms 4 and 5 furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during 2007 all of our executive officers, directors and greater than 10% holders filed the reports required to be filed under Section 16(a) on a timely basis under Section 16(a).

Financial Code of Ethics and Business Conduct Guidelines

Our Board has adopted a Financial Code of Ethics for Senior Financial Officers. This code of ethics applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Among other matters, this code of ethics is designed to promote:

•                  honest and ethical conduct;

•                  avoidance of conflicts of interest;

•                  full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

•                  compliance with applicable governmental laws and regulations and stock exchange rules;

•                  prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•                  accountability for adherence to the code.

In addition, the Board has adopted our Business Conduct Guidelines. The Board requires all directors, officers and employees to adhere to these guidelines in addressing the legal and ethical issues encountered in conducting their work. The Financial Code of Ethics and Business Conduct Guidelines are available on our website at www.huntsman.com. We will also furnish copies of the Financial Code of Ethics and Business Conduct Guidelines to any person who requests them. Requests for copies should be directed to the Corporate Secretary, 500 Huntsman Way, Salt Lake City, Utah, 84108 or to CorporateSecretary@huntsman.com.

Audit Committee

Our Board currently has, and appoints the members of, a standing Audit Committee. The current members of the audit committee are Richard A. Michaelson (Chair), H. William Lichtenberger and Alvin V. Shoemaker. Our Board has determined that Mr. Michaelson, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the regulations of the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

The following Compensation Discussion and Analysis provides information regarding the compensation paid to our Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers in 2007. We refer to these individuals as “named executive officers.”  Our named executive officers are Peter R. Huntsman, President and Chief Executive Officer, J. Kimo Esplin, Executive Vice President and Chief Financial Officer, Samuel D. Scruggs, Executive Vice President, General Counsel and Secretary, Anthony P. Hankins, Division President, Polyurethanes, and Paul G. Hulme, Division President, Materials and Effects.

Compensation Philosophy and Objectives

Our executive compensation programs are designed to attract, motivate and retain executives critical to our long-term success and the creation of stockholder value. Our fundamental compensation philosophy is that performance should have a significant impact on compensation and, consequently, we attempt to closely link executive officers’ total compensation with the achievement of annual and long-term performance goals. Management and the Compensation Committee believe that compensation decisions are complex and require careful review of individual and Company performance and chemical and general industry compensation levels. The Compensation Committee awards compensation to our executive officers based upon overall, business division and individual performance and designs compensation so as to motivate executive officers to achieve strategic objectives and to continue to perform at the highest levels.

Based on the objectives described above, we strive to set a total compensation opportunity within range of the median of the total direct compensation paid to similarly situated executives at comparable companies against whom we compete both in the chemical industry marketplace and in the broader market for executive, key employee and outside director talent. Actual compensation may be above or below the median based on the actual performance of our Company and the individual, with the opportunity to achieve upper quartile compensation based on superior performance. This approach is intended to ensure that a significant portion of executive compensation is based on our financial and strategic performance.

Roles and Responsibilities

Each of the Compensation Committee, management and an independent compensation consultant retained by the Compensation Committee is involved in the development, review and evaluation, and approval of our executive compensation programs.

Executive Management.  Our Chief Executive Officer sets our strategic direction and strives to promote compensation programs that motivate executives’ behaviors consistent with strategic objectives. Our Chief Financial Officer and our General Counsel assist our Chief Executive Officer by advising on legal and financial considerations relevant to these programs. Our Chief Executive Officer is also assisted by our Vice President, Global Human Resources, who provides assistance with the design and development of compensation programs, the interpretation of data and the effects of adjustments and modifications to compensation programs. In collaboration with the Compensation Committee and the compensation consultant, management coordinates the annual review of the compensation programs for the executive officers. This includes an evaluation of individual and our overall performance, competitive practices and trends, and various compensation issues. Based on the results of this review, management makes recommendations to the Compensation Committee regarding the compensation of each of the executive officers, other than the Chief Executive Officer.

Compensation Committee.  The Compensation Committee has overall responsibility for the approval of programs that are reasonable, consistent with our stated compensation philosophy and support our business goals and objectives. The Board established the Compensation Committee in February 2005 at the time of our initial public offering, and the current members of the Compensation Committee were appointed in March 2005. The Compensation Committee consists of three directors, Messrs. Wayne A. Reaud (Chairman), Nolan D. Archibald and Alvin V. Shoemaker, each of whom is independent within the meaning of the current rules of the NYSE.

The Compensation Committee has authority and responsibility for the review, evaluation and approval of the compensation structure and level for all of our executive officers. This includes the articulation of a compensation philosophy, and policies and plans covering our executive officers. The Compensation Committee also conducts an annual review and approval of the Chief Executive Officer’s annual compensation, including an evaluation of his performance, corporate goals and objectives relevant to his compensation, and his compensation under various circumstances, including upon retirement or a change in control.

The Compensation Committee operates pursuant to a charter, which is available on the company’s website at www.huntsman.com. Under its charter, the stated purposes of the Compensation Committee are:

•                  to review, evaluate and approve our compensation agreements, incentive-compensation and equity-based plans, policies and programs;

•                  to carry out its responsibilities under applicable securities laws and regulations relating to our proxy statement for our annual meeting of stockholders or other applicable report or filing;

•                  to otherwise discharge the Board’s responsibilities relating to compensation of our officers and directors; and

•                  to perform such other functions as the Board may assign to the Compensation Committee from time to time.

The Compensation Committee’s charter permits the Compensation Committee to form and delegate some or all of its authority to subcommittees when it deems appropriate. In particular, the Compensation Committee may delegate the approval of award grants and other responsibilities regarding the administration of compensatory programs to a subcommittee consisting solely of members of the Compensation Committee who are non-employee directors or outside directors. In the past, the Compensation Committee has not so delegated its authority.

The Compensation Committee typically meets at least four times each year to address various compensation issues and processes. Our Chief Executive Officer does not have the ability to call Compensation Committee meetings, but generally attends Compensation Committee meetings at the Compensation Committee’s request to answer questions and provide input regarding the performance of our executive officers. However, the Chief Executive Officer is not present while decisions regarding his compensation are made. In addition, each Compensation Committee meeting usually includes an executive session without members of management present. The Compensation Committee met six times during 2007, and four of these meetings included an executive session. Our Chief Executive Officer attended four Compensation Committee meetings in 2007. The Compensation Committee regularly reports to the full Board regarding executive compensation matters.

Compensation Consultant.  The Compensation Committee has sole authority to retain and terminate the services of a compensation consultant who reports to the Compensation Committee. The role of the compensation consultant is to advise the Compensation Committee in its oversight role, advise management in the executive compensation design process and provide independent compensation data and analysis to facilitate the annual review of the programs. The compensation consultant, who is a Principal at Towers Perrin, attends Compensation Committee meetings as requested by the Compensation Committee. During 2007, the compensation consultant attended four Compensation Committee meetings.

Services performed by the compensation consultant for the Compensation Committee during 2007 included evaluation of levels of executive compensation as compared to general market compensation data and peer companies’ compensation data, preparation of tally sheets for each of the executive officers, evaluation of proposed compensation programs or changes to existing programs and providing information on current executive compensation trends and regulations.

In order to ensure the continued independence of the compensation consultant, the entire Board is made aware of all other services performed by the compensation consultant for our Company. During 2007, these other services were comprised of U.S. and global actuarial services, health and welfare consulting and general compensation services.

In 2007, our Chief Executive Officer did not meet with the compensation consultant outside of Compensation Committee meetings, and met with the compensation consultant at such meetings only when members of the Compensation Committee were present. Our Chief Executive Officer did not retain or consult with any other compensation consultant.

Annual Review of Executive Compensation

Our management and the Compensation Committee strive to maintain an executive compensation program that is structured to provide executive officers with a total compensation package that, at expected levels of performance, is comparable to those provided to other executives holding comparable positions or having similar qualifications in other similarly situated organizations in the chemical industry and the general market. This is achieved through an annual review of the compensation of each of our Company’s executive officers.

In preparation of the annual review, the compensation consultant conducted competitive compensation analyses using several sources of data. One source of data specifically utilized in evaluating compensation levels of the executive officers, and particularly the named executive officers, was proxy statements filed by our chemical industry peer companies. Additional information regarding the peer group of companies is provided below. Please see “Compensation Discussion and Analysis—Compensation Peer Group.”  We also utilized nationally recognized compensation surveys to assess the competitiveness of executive compensation. Specific survey benchmark matches were identified for each executive officer position.

The compensation consultant prepared a report to the Compensation Committee that included extensive analyses of compensation based on competitive market data gathered from peer proxy statements and published and private survey sources. In addition to this report, the compensation consultant prepared a total compensation report or “tally sheet” for each of the executive officers, including our Chief Executive Officer. Each tally sheet showed the total dollar value of the executive officer’s annual compensation, including the executive’s base salary, bonus, long-term incentives, lump sum present value of retirement benefits, company contributions for health and welfare plans, tax gross-ups and applicable perquisites. In addition, these tally sheets estimated the potential payment(s) under a variety of termination scenarios (voluntary termination, for-cause termination, without-cause termination or termination by employee with good reason, and termination due to change in control) and are utilized as a tool to provide transparency as to the impact of each compensation component. Each time the Compensation Committee reviews a component of compensation, it considers the component in light of total compensation.

The tally sheets provide the Committee with context for the decisions they make in relation to total direct compensation. Although they do not necessarily drive decision making with regard to specific components of the total compensation program, the tally sheets enable the Committee to holistically assess total direct compensation and the relationship of various components of the total compensation program to each other. The tally sheets may also influence the Committee’s views on a variety of issues, such as changes to severance plans and employment agreements, special equity grants to promote retention, or changes in long-term variable equity incentives.

The Compensation Committee reviews different components of compensation at different meetings during the year. Each time a component is reviewed, our Company provides the Compensation Committee with a report that contains each executive officer’s base pay and salary, equity holdings and merit history for the prior three years, and includes the Chief Executive Officer’s recommendations regarding the specific compensation being considered at that meeting for those executive officers reporting directly to him. With respect to our named executive officers other than our Chief Executive Officer, this recommendation is made by our Chief Executive Officer after consultation with our Vice President, Global Human Resources. After reviewing these materials, the Compensation Committee considers each executive’s performance through a review of objective results, reports from other senior management (for all executives other than our Chief Executive Officer) and, in many cases, personal observation. As part of this process, the Chief Executive Officer provides the Compensation Committee with his evaluation of the performance of each executive officer during the prior year. The Compensation Committee considers all of the information provided to them to arrive at individual compensation decisions.

In making its decisions regarding each executive officer’s compensation, the Compensation Committee considers the nature and scope of all elements of the executive’s total compensation package, the executive’s responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals.

Compensation Peer Group

In determining the appropriate amount for each element of the total direct compensation (base salary, annual incentives and long-term incentives), the Compensation Committee considers the compensation paid for similar positions at other corporations within a peer group of companies prior to determining the executive officers’ compensation. The peer group is comprised of companies against which we compete in the global chemical industry for executive, key employee and outside director talent. The selected peer companies fall within a range (both above and below us) of comparison factors such as revenue, market capitalization and net income. The peer group data supplied by the compensation consultant to the Compensation Committee is not adjusted based on any of these factors. The list of companies that comprise the peer group was developed in 2005 from prior peer groups we used, modified based on suggestions from the compensation consultant and finalized based on input from our management and the Chairman of the Compensation Committee. Some variation may take place from year to year in the composition of this group based on an analysis provided by the compensation consultant that is reviewed for appropriateness by the Compensation Committee. The current peer group is comprised of the following thirteen companies:

3M Company,
Air Products and Chemicals Incorporated,
Avery Dennison Corporation,
Dow Chemical Company,
EI Du Pont de Nemours and Company,
Eastman Chemical Company,
LyondellBasell Industries,
Monsanto Chemical Company,
OM Group Incorporated,
PPG Industries Incorporated,
Praxair Incorporated,
Rohm and Haas Company, and
Sherwin-Williams Company.

This competitive market data provides a frame of reference for the Compensation Committee when evaluating executive compensation, but is not the only factor considered for our executive’s compensation. In addition to the peer group noted above, the Compensation Committee uses nationally recognized compensation surveys to assess the broader market competitiveness of our executive compensation. This data is generally provided by the compensation consultant and is the product of published and private survey sources representing compensation amounts for similar positions within general industry and chemical industry companies. The Compensation Committee uses data from these broad market surveys to provide additional information against which they can compare the competitiveness of our executive compensation.

Mix of Compensation

The key elements of direct compensation for the executive officers are base salary, annual incentive compensation, special project bonuses and equity-based compensation, typically delivered through stock options and restricted stock. The Compensation Committee strives to align the relative proportion of each element of total direct compensation with the competitive market and our objectives, as well as preserve the flexibility to respond to the continually changing global environment in which we operate. Generally, as employees move to higher levels of responsibility with greater ability to influence our results, the percentage of performance-based pay will increase. The Compensation Committee’s goal is also to strike the appropriate balance between annual and long-term incentives, and it may adjust the allocation of pay to best support our objectives. For 2007, the mix of these three elements for each of the named executive officers is illustrated in the following chart:

Percent of Total Direct Compensation

Officer	Base Salary	Annual Incentive Compensation	Bonus(1)	Long-Term Incentive Awards(2)
Peter R. Huntsman	19%	13%	9%	59%
J. Kimo Esplin	21%	9%	20%	50%
Samuel D. Scruggs	19%	8%	25%	49%
Anthony P. Hankins	36%	17%	0%	47%
Paul G. Hulme	31%	13%	15%	41%

(1) Represents discretionary project bonuses. For more information, please see the “Summary Compensation Table.”

(2) Based on the FAS 123(R) grant date fair value of restricted stock and stock options granted in 2007.

The mixture of pay elements noted above represents the belief that executive officers should have elements of their compensation tied to both short- and long-term objectives. This pay mixture is the result of our historical pay practices, management recommendations and Compensation Committee determinations.

Elements of Executive Compensation

In addition to the key elements of base salary, annual incentive compensation, special project bonuses and equity-based compensation, our executive officers also are eligible for elements of indirect compensation comprised of health and welfare benefits, retirement and savings plans and certain perquisites. The Compensation Committee considers each of the key elements and the indirect elements when evaluating the overall compensation program design.

Annual Base Salary. The Compensation Committee establishes base salaries that are sufficient to attract and retain individuals with the qualities it believes are necessary for our long-term financial success and that are competitive in the marketplace.

An executive officer’s base salary generally reflects the officer’s responsibilities, tenure, job performance, special circumstances such as overseas assignments, and direct competition for the executive’s services. The Compensation Committee reviews the base salaries of each executive officer, including the Chief Executive Officer, on an annual basis. In addition to these annual reviews, the Compensation Committee may, at any time, review the salary of an executive who has received a significant promotion, whose responsibilities have been increased significantly or who is subject to competitive pressure. Any adjustments are based on the results of the annual review of market pay data, changes in the cost of living, job performance of the executive officer over time or the expansion of duties and responsibilities. No pre-determined weight or emphasis is placed on any one of these factors.

As part of its normal annual review cycle, at its May 2007 meeting the Compensation Committee reviewed the annual base salaries of each of our executive officers. As part of its review, the Compensation Committee considered the contributions and value to our Company of our Chief Executive Officer and the other executive officers during the prior year, including their contributions to our Company’s expansion into Asia, controlling costs, achieving specific strategic goals (such as the sale of the assets of our commodity chemicals businesses), experience and level of responsibility, and highly developed individual skills critical to our Company.

The Compensation Committee also considered the compensation consultant’s analysis and competitive market pay practice survey results of similar positions within our peer group, general industry and chemical industry. The Compensation Committee targeted the total direct compensation levels of the Chief Executive Officer and other named executive officers at approximately the 50th percentile of total direct compensation levels of relative executive positions within the survey groups. The report from the compensation consultant indicated that, while the Chief Executive Officer’s total target cash compensation (annual base salary and incentive compensation) was within the range of the 50th percentile, his annual salary was above the 75th percentile based on competitive market data. The report also indicated that the base salaries of each of the other named executive officers (except Mr. Scruggs) was within range of the 50th percentile, but Mr. Scruggs’ base salary was below the 50th percentile of base salary pay practice within our peer group and general industry.

Based on its review of executives’ contributions to our Company, tally sheet information and benchmark information from market survey groups, the Compensation Committee in 2007 determined that it would be appropriate to increase the emphasis on performance by tying a greater proportion of compensation to performance-based components. To accomplish this, the Compensation Committee set the Chief Executive Officer’s base salary at the same amount as it was in 2006 and limited base salary increases to market median levels for our other named executive officers, with the exception of Mr. Scruggs, whose base salary was increased to an amount commensurate with officers of similar responsibilities at companies in our peer group and in the general and chemical industries.

The following table provides the base salary for our Chief Executive Officer and the other named executive officers in fiscal years 2005, 2006 and 2007 and the percentage increase in their 2007 base salary from their 2006 base salary and their 2006 salary from their 2005 salary:

	Fiscal Year Salary			Percentage Increase From
Officer	2005	2006	2007	2005 to 2006		2006 to 2007
Peter R. Huntsman	$1,413,600	$1,464,500	$1,464,500	3.6%		—

J. Kimo Esplin	$436,800	$452,600	$470,700	3.6%		4.0%

Anthony P. Hankins	$465,750	$482,500	$501,800	3.6%		4.0%

Samuel D. Scruggs	$364,200	$377,300	$425,000	3.6%		12.6%

Paul G. Hulme	$429,700	$445,200	$471,700	3.6	%(1)	4.0	%(1)

(1) Represents percentage increase for base salary in home country currency.

Annual Incentive Awards.  Annual incentive compensation enables executive officers and other key employees of our Company to earn annual cash bonuses for meeting or exceeding our financial goals as well as for individual performance.

The potential payments available under the annual incentive program for the named executive officers depended on the attainment of performance goals recommended by management and approved by the Compensation Committee at the beginning of the year. In addition to these awards, the Compensation Committee approved additional annual incentive compensation amounts following a subjective evaluation of each executive officer’s performance and success in areas they believed to be significant to us as a whole or to a particular business unit or function.

For the named executive officers, our annual incentive compensation program for 2007 provided for target annual incentive compensation of 100% of base salary for our Chief Executive Officer and 60% of base salary for the other named executive officers, with maximum possible annual incentive compensation set at 200% of base salary for our Chief Executive Officer and 120% of base salary for the other named executive officers. The target and maximum bonus amounts were set within the median range of those for comparable executive positions within our peer group. Payouts of individual awards were subject to both group performance and individual contributions to our success.

The following table summarizes the bonus targets, performance components and corresponding weightings for each of our named executive officers for 2007 bonuses.

Officer	Target Incentive Award (% of Base Salary)	Maximum Possible Incentive Award (% of Base Salary)	Performance Components	Weightings
Peter R. Huntsman	100%	200%	Corporate EBITDA	50%
			Compliance, Debt Reduction,	50%
			and Committee Evaluation
J. Kimo Esplin	60%	120%	Corporate EBITDA	50%
			EH&S, SOX Compliance	20%
			Personal Performance	30%
Samuel D. Scruggs	60%	120%	Corporate EBITDA	50%
			EH&S, SOX Compliance	20%
			Personal Performance	30%
Anthony P. Hankins	60%	120%	Corporate EBITDA	20%
			Divisional EBITDA	30%
			EH&S,SOX Compliance	20%
			Personal Performance	30%
Paul G. Hulme	60%	120%	Corporate EBITDA	20%
			Divisional EBITDA	30%
			EH&S, SOX Compliance	20%
			Personal Performance	30%

These performance measures were selected for use in the annual incentive portion of compensation because of their importance to the value of our operations. In particular, the Compensation Committee believes that EBITDA is an appropriate measure for the primary financial goal of aligning the interests of management with the interests of our stockholders. EBITDA is defined as net income or loss before interest, income taxes, depreciation and amortization. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes that this type of measurement is useful for comparing general operating performance from period to period. All executive officers have compliance objectives related to our compliance with rules promulgated under the Sarbanes-Oxley Act of 2002 (“SOX”) and/or with environmental, health and safety (“EH&S”) laws and regulations in addition to their individual strategic objectives.

To achieve the maximum possible incentive award, an executive must achieve the maximum on each of the discrete performance components of the incentive award. To achieve the maximum possible amount for the corporate EBITDA and the divisional EBITDA components, required that our Company achieve corporate EBITDA or the relevant divisional EBITDA, as applicable, of 120% of the corporate EBITDA budget or relevant divisional EBITDA budget. To achieve 100% of the target incentive awards for these same components, we were required to achieve 100% of the applicable budgeted amount. At achievement of 75% or less of the applicable target budget for these same components, we would not pay the executive any incentive amount for that component. We scale the incentive amounts we pay for the corporate and divisional EBITDA components for achievement of percentages of target budget of between 75% to 100% and 100% to 120% based on a linear progression between these points.

In addition, if we achieve corporate EBITDA of less than 95% of budget, the payouts for all other components are capped at their target levels. If corporate EBITDA is less than 75% of budget, then payment of incentive awards for any component is at the discretion of our Chief Executive Officer and the Compensation Committee.

Personal performance reflects a subjective assessment for each of the named executive officers. The Chief Executive Officer provides the Compensation Committee with recommendations for each of the other named executive officers, and the Compensation Committee conducts an assessment of the Chief Executive Officer’s personal performance.

In February 2007, the Compensation Committee established threshold, target and maximum performance goals for each of the performance measures to be achieved by our Company and its divisions during 2007. For corporate EBITDA, the target was set as a percentage of our budgeted corporate EBITDA, which for 2007 was $1.084 billion. The threshold was set at $0.813 billion (75% of budgeted EBITDA) and the maximum payout possible was set at $1.30 billion (120% of budgeted EBITDA). This compares with a 2006 EBITDA target of $1.45 billion and a threshold set at $1.087 billion (75% of budgeted EBITDA) and a maximum payout possible at $1.624 billion (112% of budgeted EBITDA).

After normalizing for the divestment of our U.K. and U.S. base chemicals businesses, the corporate and divisional EBITDA targets approved by the Compensation Committee for 2007 were generally higher when compared to target levels for our 2006 annual incentive plan, thus making achievement of target and maximum levels of payout relatively more difficult to attain. To illustrate this point, none of our Corporate or Divisional EBITDA targets were met in 2007 and in no case were annual incentive compensation payments to our named executive officer participants for 2007 at or above target level.

During 2007, EBITDA achievement was approximately 84.2% of target. Annual incentive compensation for the named executive officers resulted in incentive award payments in the range of 40% to 68% of base salary. This compares to achievement in 2006 of EBITDA of approximately 91% of target and bonuses for the named executive officers in the range of 51% to 60% of base salary.

The annual incentive compensation for 2007 for the Chief Executive Officer and other named executive officers are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

To implement its decision to increase the emphasis on performance, in February 2007 the Compensation Committee increased the maximum annual incentive award for which our Chief Executive Officer was eligible to 200% of his base salary, and that of the other named executive officers to 120% of their respective base salaries. The Compensation Committee also increased the difficulty of achieving the maximum payout by raising the percentage of budgeted EBITDA required to achieve the maximum annual incentive compensation from 112% to 120%.

Long-Term Compensation.  We provide executives with long-term compensation through the Huntsman Corporation Stock Incentive Plan (the “SIP”), which was approved by our shareholders prior to our initial public offering. The SIP is intended to encourage employees, consultants and directors to acquire or increase their equity interest in our Company and to provide a means whereby they may develop a sense of proprietorship and personal involvement in our development and financial success. The SIP also encourages this group to remain with and devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. The SIP also enhances our ability to attract and retain the services of individuals who are essential for our growth and profitability.

In addition, we generally do not maintain employment agreements with executive officers (other than as described below under “Employment Agreements”). As a result, our Chief Executive Officer and most other executive officers do not have certain benefits upon termination of their employment typically enjoyed by executive officers at our peer companies, including automatic vesting of restricted stock, stock options and phantom stock. To maintain our ability to provide a competitive compensation package and attract and retain individuals vital to our success, the Compensation Committee believes it is appropriate to continue to grant long-term compensation awards to our executive officers.

The SIP permits the granting of a variety of stock and stock-based awards. The awards are granted according to a pre-determined schedule developed by management and the Compensation Committee and approved by the Compensation Committee during the first quarter of each year. Pursuant to this schedule, grants of equity-based awards are typically made during the first quarter. In 2007, the Compensation Committee awarded grants of restricted stock and stock options. The Committee granted these awards to retain our named executive officers, to align the interests of the named executive officers with those of our stockholders and to reward for Company and executive officer performance. In determining the types and amounts of equity-based awards to grant to each executive officer, the Compensation Committee reviewed analyses provided by the compensation consultant of the types and amounts of awards paid for similar positions at peer companies. The Compensation Committee then considered various factors, including the market value of the awards, the size of the awards made to the officer in prior years, the executive’s position and responsibilities and the executive’s individual performance. The Compensation Committee also looked at the amount of the award in relation to the executive’s total compensation. The type of equity awards made and their characteristics, including vesting terms, are consistent with marketplace practices based on information provided by the compensation consultant. The amounts of the awards made in 2007 to all named executive officers were within the range of the 50th percentile of the market, based on the information provided by the compensation consultant.

The awards approved for the CEO and other named executive officers in February 2007 were as follows:

Officer	Stock Options	Restricted/Phantom Stock	Total Shares(1)
Peter R. Huntsman	464,785	111,875	576,660
J. Kimo Esplin	110,663	26,637	137,300
Samuel D. Scruggs	110,663	26,637	137,300
Anthony P. Hankins	66,398	15,982	82,380
Paul G. Hulme	60,865	14,650	75,515
Total	813,374	195,781	1,009,155

(1)  Additional details regarding these grants are provided in the “Grants of Plan-Based Awards” table below.

Project Bonuses.  Project bonuses constitute an important part of our compensation philosophy by rewarding successful completion of strategic objectives. In the past, these strategic objectives have included the completion of the acquisition or sale of a business and the implementation of cost reduction plans. In 2007, we paid project bonuses to Messrs. Peter R. Huntsman, Esplin, Scruggs and Hulme for their contribution and leadership in the delivery of priorities associated with our Company’s portfolio transformation. Specifically, these bonuses were related to the acquisition and integration of the textile effects business from Ciba Specialty Chemicals and the successful divestitures of our UK base chemicals business to SABIC and our U.S. base chemicals and polymers business to Flint Hills Resources. These bonuses were paid in amounts that we believed was commensurate with the efforts of the executives and the benefits to our Company.

Health and Welfare Benefits.  We provide our executive officers with benefits that are intended to be a part of a competitive total compensation package that provides health and welfare and retirement programs comparable to those provided to employees and executives at other companies in the chemicals industry. Executive officers participate in our health and welfare programs on the same relative basis as our other employees.

Retirement and Savings Plans.  We provide our executive officers with benefits that are intended to be a part of a competitive total compensation package that provides retirement and savings programs comparable to those provided to employees and executives at other companies in chemical industry and the general market. The benefit plan descriptions below and accompanying the tables provided in the “Summary Compensation Table,” “Pension Benefits Table” and “Nonqualified Deferred Compensation Table” provide an explanation of the major features of our employee benefit plans. Executive officers participate in our qualified retirement and savings plans on the same relative basis as other employees.

In the U.S., we sponsor the Huntsman Defined Benefit Pension Plan (the “Huntsman Pension Plan”), a tax-qualified defined benefit pension plan. Effective July 1, 2004, the formula used to calculate future benefits under the Huntsman Pension Plan was changed to a cash balance formula. The benefits accrued under the plans as of June 30, 2004 were used to calculate opening cash balance accounts. Of our named executive officers, Messrs. Peter R. Huntsman, Esplin and Scruggs were participants in the Huntsman Pension Plan in 2007.

We also sponsor retirement benefit plans for employees in our operations in Belgium and the U.K. through the Huntsman Pension Fund OVV in Belgium (the “Huntsman Belgium Pension Fund”) and the Huntsman Pension Scheme in the U.K., respectively. In addition, we sponsor the International Pension Plan, which is a non-registered plan designed to protect the pension benefits of employees whose service involves participation in pension plans in more than one country. Of our named executive officers, Messrs. Hulme and Hankins participate in the Huntsman Pension Scheme in the U.K., and Mr. Hulme participates in both the Huntsman Belgium Pension Fund and in the International Pension Plan.

The Huntsman Supplemental Executive Retirement Plan (the “Supplemental Executive Retirement Plan”) is a non-qualified supplemental pension plan that provides benefits for designated executive officers based on certain compensation amounts not included in the calculation of benefits payable under the Huntsman Pension Plan. Of our named executive officers, Messrs. Peter R. Huntsman, Esplin and Scruggs were participants in the Supplemental Executive Retirement Plan in 2007. The compensation taken into account for these named executive officers under the Supplemental Executive Retirement Plan includes amounts in excess of the qualified plan limitations. The Supplemental Executive Retirement Plan benefit is calculated as the difference between (1) the benefit determined using the Huntsman Pension Plan formula with unlimited base salary plus bonus, and (2) the benefit determined using base salary plus bonus as limited by federal regulations.

We provide executive officers the opportunity to participate in four defined contribution savings plans: a salary deferral plan (the “401(k) plan”); a supplemental savings plan (the “Supplemental Savings Plan”); a money purchase pension plan (the “MPP”); and a supplemental executive money purchase pension plan (the “SEMPP”).  All of our named executive officers are participants in each of these savings plans, with the exception of Mr. Hulme.

The 401(k) Plan is a tax-qualified broad-based employee savings plan; employee contributions up to 25% of base salary and annual incentive bonuses are permitted up to dollar limits established annually by the Internal Revenue Service (the “IRS”). Details regarding the 401(k) Plan are provided in the discussion of Pension Benefits and related tables.

The Supplemental Savings Plan allows designated executive officers to defer up to 75% of eligible salary and up to 75% of annual incentive award bonuses. The Supplemental Savings Plan also provides benefits for participants in the form of Company matching contributions based on certain compensation amounts not included in the calculation of benefits payable under the 401(k) Plan because of limits under federal law on compensation that can be counted and amounts that can be allocated to accounts within the 401(k) Plan.

The MPP is a tax-qualified broad-based employee savings plan. Our contributions vary by service:  1/2% of compensation for 3 to 6 years of service, 3% of compensation for 7 to 9 years of service and 8% of compensation for 10+ years of service, subject to IRS limits. Employees can direct the investments for their accounts. The MPP has been closed to new participants.

The SEMPP is a non-qualified plan for senior executives that provides for benefits not allowed under the MPP due to IRS compensation and allocation limits. Employees are vested in this account upon meeting 10 years of service, upon attaining normal retirement age, death or disability, or upon termination of employment without reasonable cause. The SEMPP permits distributions following termination of employment as a lump sum, life annuity, joint & survivor annuity or monthly installments over period not more than 10 years.

Perquisites.  We have provided perquisites as a means of providing additional compensation to our CEO and other named executive officers, through the availability of benefits that are convenient for the executives to use when faced with the demands of their positions. The Committee reviews our policies with respect to perquisites and considers whether, and to what extent, it may be appropriate for our CEO and the other named executive officers to reimburse our Company for perquisites, including personal use of corporate aircraft.

Foreign Assignment Policy—We maintain a comprehensive expatriation program to address the range of financial implications associated with international assignments. This program provides assistance in the form of education and language support, housing allowances, transportation of personal belongings, tax equalization and international living or hardship allowances when deemed appropriate. Of our named executive officers, Messrs. Hulme and Hankins participate in the expatriation program.

Aircraft Use Policy—In August 2005, the Board adopted an Aircraft Use Policy to carefully manage use of the aviation assets in a manner that best meets the goals of improving senior management’s effectiveness and availability. Under this policy, the Chairman of the Board, Chief Executive Officer, any Executive Vice President and any Division President may have personal use of Company aircraft to the extent that such person pays for the costs of such use pursuant to an aircraft time-sharing agreement. Notwithstanding the foregoing, the Compensation Committee may permit the Chairman of the Board and the Chief Executive Officer to have personal use of Company aircraft without cost; except that the Compensation Committee may limit such use in any given calendar year to a specified dollar amount. For 2007, such use by the Chairman of the Board was limited to $400,000 and such use by the Chief Executive Officer was unlimited. The Chairman’s allowance was increased to its current level from $250,000 in 2006 and was based on personal safety and travel efficiency considerations. In addition, we make gross-up payments to the Chairman of the Board and the Chief Executive Officer in amounts equal to the out-of-pocket tax obligations resulting from their personal use of Company aircraft without cost. If income is required to be imputed to any person for use of the corporate aircraft in a situation where such use has a business purpose under the Policy, we will make gross-up payments to such person in amounts equal to the out-of-pocket tax obligations resulting from such use.

Company Car—We provide executive officers with leased vehicles for business use, which the executives may also use for personal transportation. Executive officers are responsible for the taxes on imputed income associated with the personal use of this Company provided transportation.

Employment Agreements.  We currently have employment agreements with two of our named executive officers, Messrs. Hulme and Hankins. Generally, we do not maintain employment agreements with executive officers. The primary purpose of these employment agreements is to provide certain executive officers with details regarding repatriation to their home country following the completion of their foreign assignments.

Mr. Hulme is party to an employment agreement with our subsidiary Huntsman Advanced Materials (Europe) BVBA, which is subject to annual renewal. This agreement defines the initial elements of Mr. Hulme’s compensation package, including base salary and a performance-based bonus, and provides for customary expatriation arrangements, including an international location allowance expressed as a percentage of his annual salary.

Effective November 1, 2000, Mr. Hankins entered into an agreement with our subsidiary Huntsman Polyurethanes Americas detailing the terms of his secondment from Huntsman Polyurethanes (UK) Ltd. This agreement defines the initial elements of Mr. Hankins’ compensation package, including base salary and a performance-based bonus, and provides for customary expatriation arrangements, including an international location allowance expressed as a percentage of his annual salary.

Equity Ownership Policy

The Board has adopted Executive Stock Ownership Guidelines, which apply to our executive officers, including our Chief Executive Officer and the other named executive officers. The purpose of stock ownership requirements is to more closely align our key executives’ interests with our shareholders—through good times and bad times. The Guidelines require executive officers to achieve and maintain ownership levels of our stock equal to five times base salary for the Chief Executive Officer and two times base salary for other executive officers. Once established, an executive officer’s required ownership level generally does not change as a result of changes in annual base salary or fluctuations in our common stock price. Shares that count toward satisfaction of the Guidelines include:

•                  shares owned outright by the executive officer or his or her immediate family members residing in the same household;

•                  restricted stock issued as part of an executive officer’s long-term compensation whether or not vested; and

•                  shares acquired upon option exercise that the executive officer continues to hold.

Executive officers are required to achieve their specified ownership levels within five years. Until these levels are achieved, executive officers are required to retain at least 50% of net shares delivered through our executive compensation plans (“net shares” means the shares remaining after deducting shares for the payment of taxes and, in the case of stock options, after deducting shares for the exercise price of stock options). Shares acquired by an executive officer prior to the adoption of the Executive Stock Ownership Guidelines are not subject to the retention restriction. Once achieved, the specified ownership level must be maintained for as long as the executive officer is subject to the Guidelines. Exclusions for estate planning, gifts to charity, education and primary residence apply to the retention requirement. However, exclusions do not affect the requirement that executive officers achieve their specified ownership levels within the five-year period. In addition, hardship exemptions may be available in rare instances. A copy of the Executive Stock Ownership Guidelines is available on our website at www.huntsman.com.

All of the named executive officers are in compliance with the equity ownership policy. The following table provides the minimum share ownership target of each named executive officer and the percentage of the ownership guideline achieved by the officer as of the record date:

Executive Officer	Ownership Multiple	Ownership Target	% of Guideline Achieved(1)
Peter R. Huntsman	5x	$7,068,000	100%
J. Kimo Esplin	2x	$873,600	100%
Samuel D. Scruggs	2x	$728,400	100%
Anthony P. Hankins	2x	$931,500	100%
Paul G. Hulme	2x	$830,544	100%

(1)   Based on the value of shares beneficially owned on December 31, 2007, and the closing price of our common stock on the last trading day of 2007.

Accounting and Tax Treatments of the Elements of Compensation

We account for stock-based awards, including stock options and restricted stock awards, as provided in Financial Accounting Standards Board Statement No. 123(R) Share Based Payment (“FAS 123(R)”). Section 162(m) of the internal revenue code disallows a tax deduction by us for individual executive compensation exceeding $1 million in any taxable year for our Chief Executive Officer and the other four highest compensated senior executive officers, other than compensation that is performance-based under a plan that is approved by our stockholders and that meets certain other technical requirements.

The financial reporting and income tax consequences to the Company of individual compensation elements are important considerations for the Compensation Committee when it is analyzing the overall level of compensation and the mix of compensation among individual elements. Overall, the Compensation Committee seeks to balance its objective of ensuring an effective compensation package for the named executive officers with the need to maximize the immediate deductibility of compensation—while ensuring an appropriate (and transparent) impact on reported earnings and other closely followed financial measures.

In making its compensation decisions, the Compensation Committee has considered that Internal Revenue Code Section 162(m) limits deductions for compensation paid in excess of $1 million. As a result, the Compensation Committee has designed much of the total compensation packages for the named executive officers to qualify for the exemption of “performance-based” compensation from the deductibility limit. However, the Compensation Committee does have the discretion to design and use compensation elements that may not be deductible within Section 162(m) when necessary for competitive reasons, to attract or retain a key executive, to enable us to retain flexibility in maximizing our pay for performance philosophy or where achieving maximum tax deductibility would not be in our best interest.

Post-Employment Compensation

Our named executive officers do not have employment agreements with our Company which entitle them to payments and benefits upon the termination of employment or a change-in-control. Executives at companies in the chemical industry and the general market against which we compete for executive talent commonly have employment agreements providing for these types of severance payments and benefits. Because our executives do not have the benefit of such agreements, we established the Executive Severance Plan in order to remain competitive.

Under the terms of our Executive Severance Plan, the Chief Executive Officer and the other named executive officers are entitled to payments and benefits upon the occurrence of specified events including termination of employment (with and without cause) and upon a change-in-control of our Company. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail in the section entitled “Potential Payments upon Termination or Change of Control” below. We believe that the relative costs of Executive Severance Plan in light of the expected benefits that would be derived are worth the attendant costs in foreseeable merger or acquisition situations. A description of the Executive Severance Plan and other arrangements relevant to post-employment compensation follows:

Executive Severance Plan.  Under the Huntsman Executive Severance Plan (the “Severance Plan”), if a participant’s employment is terminated without reasonable cause or the participant terminates employment for good reason, we will provide the participant with severance benefits in the form of a cash payment, health care continuation and outplacement services.

The amount of the cash payment will be: (a) for a participant with a title of Senior Vice President or higher, an amount equal to two times the participant’s base compensation at termination; and (b) for a participant with a title of Vice President, an amount equal to one and one-half times the participant’s base compensation at termination. Health care coverage will continue for the participant and his or her covered dependents for the period of time determined by dividing the cash payment received by the participant by the participant’s base compensation at termination. Outplacement services will be provided: (y) for a period of 12 months following termination, for participants with a title of Senior Vice President or higher; and (z) for a period of six months following termination, for participants with a title of Vice President.

Stock Incentive Plan.  If there is a change in our control, the Compensation Committee may, in its discretion, provide for:

•                  assumption by the successor company of an award, or the substitution thereof for similar options, rights or awards covering the stock of the successor company;

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

Any such provision made by the Compensation Committee would benefit all participants in the Stock Incentive Plan, including the named executive officers.

Supplemental Savings Plan.  Upon a change in control (as defined in the Supplemental Savings Plan), participants, including the named executive officers, may elect to receive the present value of the benefits payable to them under this plan.

Compensation Arrangements Relating to the Merger

On July 12, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with Hexion Specialty Chemicals, Inc., pursuant to which, Hexion has agreed to acquire all of our outstanding common stock in a merger under Delaware law. Shortly after the signing of the Merger Agreement, our Compensation Committee reviewed and approved transaction and retention bonuses for our executive officers, as described below. The Compensation Committee’s purpose in granting these bonuses was to protect against the risk of these officers leaving the Company in light of the pending merger and to provide incentives to effectuate the successful completion of the merger. The amounts of these bonuses were negotiated between the parties in connection with the merger agreement and in consultation with the compensation consultant as being appropriate to meet this purpose.

Upon the consummation of the merger, our named executive officers will receive transaction bonuses in the amounts shown below:

Transaction Bonus Paid Upon Consummation
Executive Officers:
Peter R. Huntsman	$1,464,500
J. Kimo Esplin	$470,700
Samuel D. Scruggs	$425,000
Anthony P. Hankins	$501,800
Paul G. Hulme	$474,995

Our named executive officers will also be given retention bonuses as set forth below upon the earlier of the date that is 12 months following the consummation of the merger or, with respect to any such officer whose employment is involuntarily terminated prior to the payment of such bonus, the date of such officer’s termination of employment.

Retention Bonus Paid 1 Year Following Consummation
Executive Officers:
Peter R. Huntsman	$732,250
J. Kimo Esplin	$235,350
Samuel D. Scruggs	$212,500
Anthony P. Hankins	$250,900
Paul G. Hulme	$237,498

Our named executive officers will also receive tax gross-up payments to reimburse and make whole any such officer, if such officer incurs excise tax liability imposed pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, as a result of the merger, including the transaction bonuses or retention payments described above.

Our named executive officers are also impacted by certain provisions in the Merger Agreement that were negotiated by the parties. The Merger Agreement provides that all stock options to purchase shares of Huntsman common stock under any benefit plan, program or arrangement that are outstanding and unexercised at the effective time of the merger, whether or not vested or exercisable, as of the effective time of the merger, will be cancelled and converted to the right, upon delivery of an option surrender agreement, to receive an amount in cash, less applicable tax withholding and without interest, equal to the product of (x) the number of shares of our common stock subject to each option as of the effective time of the merger multiplied by (y) the excess, if any, of the merger consideration over the exercise price per share of common stock under such option.

The Merger Agreement restricts our ability to grant increases in compensation to our named executive officers, among others, other than in the ordinary course of business consistent with past practice.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed Huntsman’s Compensation Discussion and Analysis for the fiscal year ended December 31, 2007 with Huntsman management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on
Form 10-K.

COMPENSATION COMMITTEE

Wayne A. Reaud, Chair
Nolan D. Archibald
Alvin V. Shoemaker

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation earned in the fiscal years ending 2006 and 2007, by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers at the end of 2007. We refer to these five persons collectively as “named executive officers.”  Our compensation policies are discussed above under the heading “Compensation Discussion and Analysis.”

Name and Principal Position	Year	Salary	Bonus (1)	Stock awards(2)	Option awards(3)	Non-equity incentive plan compensation(4)	Change in pension value and non-qualified deferred compensation earnings(5)	All other compensation(6)	Total
Peter R. Huntsman	2007	$1,464,500	$750,000	$2,522,145	$2,748,759	$1,002,000	$0	$459,146	$8,768,042
President, CEO & Director	2006	$1,451,775	$0	$1,742,914	$1,911,210	$2,331,452	$690,754	$270,351	$8,398,456
J. Kimo Esplin	2007	$466,175	$452,600	$733,317	$789,676	$193,200	$46,872	$166,549	$2,848,390
Executive VP & CFO	2006	$448,650	$0	$546,399	$588,479	$1,311,865	$176,336	$100,165	$3,171,894
Samuel D. Scruggs	2007	$413,074	$566,000	$733,317	$789,676	$174,500	$68,747	$141,868	$2,887,182
Executive VP and General Counsel	2006	$374,025	$0	$546,399	$588,479	$1,270,965	$213,899	$77,379	$3,071,146
Paul G. Hulme	2007	$467,145	$231,000	$594,934	$602,244	$188,600	$55,761	$326,325	$2,466,009
Division President, Materials and Effects	2006	$395,254	$0	$472,414	$493,455	$1,290,365	$453,805	$315,929	$3,421,222
Anthony P. Hankins	2007	$496,975	$0	$599,365	$633,179	$245,000	$84,951	$324,809	$2,384,279
Division President, Polyurethanes	2006	$478,313	$0	$487,215	$512,460	$1,345,165	$529,464	$226,269	$3,578,886

(1)          Discretionary special project bonuses were issued to Messrs. Huntsman, Esplin, Scruggs and Hulme for successful completion of several restructuring initiatives.  For this year’s disclosure, amounts that were reported in the 2006 proxy statement for 2006 earnings have been moved to and included in the non-equity incentive plan compensation column.

(2)          This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 and 2006 fiscal years for the fair value of restricted stock granted in accordance with SFAS 123R.  Pursuant to SEC regulations, the amounts shown for 2007 and 2006 exclude the impact of estimated forfeitures related to service-based vesting conditions.  Amounts reported in the 2006 Proxy statement included estimated forfeitures related to service-based vesting conditions.  The restricted shares vest ratably in three equal annual installments beginning on the first anniversary of the grant date.  For purposes of stock-based awards, fair value is initially calculated using the closing price of our stock on the date of grant.  In 2007, the fair value of restricted stock-based awards, excluding estimated forfeitures was $1,151,027 for Mr. Huntsman and $398,429 for each of Messrs. Esplin, Scruggs, Hankins, and Hulme for awards granted in 2005; $708,323, $177,079, $177,079, $106,252, and $88,540 respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, and Hulme for awards granted in 2006; and $662,794, $157,809, $157,809, $94,684, and $107,966 respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, and Hulme for awards granted in 2007.  For additional information regarding 2007 and 2006 restricted stock expenses, refer to the notes of our financial statements in the Form 10-K for the years ended 2007 and 2006, as filed with the SEC.  For information on the valuation assumptions with respect to grants made during or prior to 2007, refer to the notes of our financial statements in the Form 10-K for the appropriate year’s end.  These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

(3)          This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 and 2006 fiscal years for the fair value of stock options granted to each of the named executives in accordance with SFAS 123R.  Pursuant to SEC regulations, the amounts shown for 2007 and 2006 exclude the impact of estimated forfeitures related to service-based vesting conditions.  Amounts reported in the 2006 Proxy statement included estimated forfeitures related to service-based vesting conditions.  The fair value of option awards in 2007, excluding estimated forfeitures was $1,151,023 for Mr. Huntsman and $398,432 for each of Messrs. Esplin, Scruggs, Hankins, and Hulme for awards granted in 2005; $909,730, $227,434, $227,434, $136,460, and $113,716 respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, and Hulme for awards granted in 2006; and $688,006,

$163,811, $163,811, $98,287, and $90,096 respectively for Messrs. Huntsman, Esplin, Scruggs, Hankins, and Hulme for awards granted in 2007.  For additional information regarding 2007 and 2006 option expenses, refer to the notes of our financial statements in the Form 10-K for the years ended 2007 and 2006, as filed with the SEC.  For information on the valuation assumptions with respect to grants made during or prior to 2007, refer to the notes of our financial statements in the Form 10-K for the appropriate year’s end.  These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

(4)        Mr. Huntsman’s 2006 earnings include $1,453,452 representing his final payment from our Cost Reduction Incentive Plan.  2006 earnings for Messrs. Esplin, Scruggs, Hankins and Hulme include $1,065,865 representing final earnings from our Cost Reduction Incentive Plan.  Although, Mr. Hankins earned his final Cost Reduction Incentive Plan payment in 2006, he received the associated payment in 2007.

(5)        This column represents the sum of the change in pension value and non-qualified deferred compensation earnings in 2007 for each of the named executive officers.  The change in pension value was ($218,897), $1,507, $3,980, $43,660, and $55,761 for each of Messrs. Huntsman, Esplin, Scruggs, Hankins and Hulme, respectively.  See the “Pension Benefits in Fiscal 2007” for additional information, including the present value assumptions used in this calculation.  The earnings on the non-qualified deferred compensation plans in which the named executive officers participate were $40,390, $45,365, $32,115 and $41,291 for each of Messrs. Huntsman, Esplin, Scruggs and Hankins, respectively.  None of the named executive officers had above-market or preferential earnings on non-qualified deferred compensation.  See “Nonqualified Deferred Compensation in Fiscal 2007” for additional information.

(6)        Unless otherwise indicated, the aggregate amount of perquisites and other personal benefits, securities or property given to each named executive officer valued on the basis of aggregate incremental cost to us was less than $10,000.  The amount reflected for Mr. Huntsman includes $63,989 for personal aircraft use and $22,110 in associated tax gross-ups, $22,500 for qualified defined contribution plans, $10,963 for the Supplemental Savings Plan, $229,400 for SEMPP, and $92,410 dividend earnings accrued on restricted stock awards.  The amount reflected for Mr. Esplin includes $22,500 for qualified defined contribution plans, $18,796 for the Supplemental Savings Plan, $75,182 for the SEMPP, and $24,494 dividend earnings accrued on restricted stock awards.  The amount reflected for Mr. Scruggs includes $22,500 for qualified defined contribution plans, $7,342 for the Supplemental Savings Plan, $76,734 for the SEMPP, and $24,494 dividend earnings accrued on restricted stock awards.  The amount reflected for Mr. Hankins includes $62,872 in housing allowances and costs, $81,024 for foreign assignment costs and $100,544 in associated foreign assignment tax gross-ups and equalization, $11,250 for qualified defined contribution plans, $11,026 for the Supplemental Savings Plan, $29,083 for the SEMPP, and $17,468 dividend earnings accrued on restricted stock awards.  The amount reflected for Mr. Hulme includes $209,877 for taxes and tax gross-ups paid in connection with foreign assignment, $55,397 in housing allowances, $38,563 for foreign assignment allowances, and $16,244 dividend earnings accrued on restricted stock awards.

Grants of Plan-Based Awards in 2007

The following table provides information about equity and non-equity incentive awards granted to the named executive officers in 2007 through our annual incentive compensation plan and through our Stock Incentive Plan. The date of action indicates the date equity award values were approved by our Compensation Committee.

	Grant	Date of	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock-Based	All Other Option	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Date	Action	Threshold	Target	Max	Awards(1)	Awards(2)	Option Awards	Option Awards(3)
			($ )	($ )	($ )	(#)	(#)	($ /Sh)	($ )
Peter R. Huntsman	02/20/07	02/01/07	$0	$1,464,500	$2,929,000	111,875	464,785	$20.66	$4,617,008
J. Kimo Esplin	02/20/07	02/01/07	$0	$271,560	$543,120	26,637	110,663	$20.66	$1,099,289
Samuel D. Scruggs	02/20/07	02/01/07	$0	$226,380	$452,760	26,637	110,663	$20.66	$1,099,289
Anthony P. Hankins	02/20/07	02/01/07	$0	$289,500	$579,000	15,982	66,398	$20.66	$659,570
Paul G. Hulme	02/20/07	02/01/07	$0	$267,120	$534,240	14,650	60,865	$20.66	$610,617

(1)  This column shows the number of restricted shares of stock or phantom shares granted to the named executive officers in 2007.  The restricted or phantom shares vest ratably in three equal annual installments beginning on the first anniversary of the grant date.  During the restriction period, each restricted or phantom share entitles the individual to vote such share and to accrue quarterly payments by us equal to the quarterly dividend on one share of our stock.

(2)  This column shows the number of securities underlying stock options granted to the named executive officers in 2007.  These options vest and become exercisable ratably in three equal annual installments beginning on the first anniversary of the grant date.

(3)  The exercise price of each option award granted on February 20, 2007, is $20.66, the closing price of a share of our common stock on the grant date.  Generally, the full grant date fair value of options is the amount that we would expense in our financial statements over the award’s vesting schedule and has been calculated using the Black-Scholes valuation model.  The valuations were based upon the following assumptions:  estimated holding period of 6.6 years, stock volatility rate of 20.76%, and a 1% risk of termination forfeiture.  It should be noted that this model is only one of the methods available for valuing options.  The full grant date fair value of restricted stock has been calculated using a 1% risk of termination forfeiture rate.  These amounts reflect our accounting expense and do not correspond to the actual value that may or will be recognized by the named executive officers.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information on the current holdings of stock options and stock awards by the named executive officers from our Stock Incentive Plan. The market value of the stock awards is based on the closing market price of our stock on December 31, 2007, which was $25.70.

						Stock Awards(2)
		Option Awards(1)					Market Value of
		Securities Underlying				Shares or Units	Shares or Units
	Date of	Unexercised Options		Exercise		of Stock that	of Stock that
Name	Award	Exercisable	Unexercisable	Price	Expiration Date	have Not Vested	have Not Vested
		(#)	(#)	($ )		(#)	($ )
Peter R.	2/20/07	0	464,785	$20.66	02/20/2017	111,875	$2,875,188
Huntsman(3)	3/01/06	124,873	249,745	$20.50	03/01/2016	69,104	$1,775,973
	2/10/05	303,300	151,650	$23.00	02/10/2015	50,045	$1,286,157
J. Kimo	2/20/07	0	110,663	$20.66	02/20/2017	26,637	$684,571
Esplin(4)	3/01/06	31,219	62,436	$20.50	03/01/2016	17,276	$443,993
	2/10/05	104,989	52,494	$23.00	02/10/2015	17,323	$445,201
Samuel D.	2/20/07	0	110,663	$20.66	02/20/2017	26,637	$684,571
Scruggs(5)	3/01/06	31,219	62,436	$20.50	03/01/2016	17,276	$443,993
	2/10/05	104,989	52,494	$23.00	02/10/2015	17,323	$445,201
Anthony P.	2/20/07	0	66,398	$20.66	02/20/2017	15,982	$410,737
Hankins(6)	3/01/06	18,731	37,462	$20.50	03/01/2016	10,366	$266,406
	2/10/05	104,989	52,494	$23.00	02/10/2015	17,323	$445,201
Paul G.	2/20/07	0	60,865	$20.66	02/20/2017	14,650	$376,505
Hulme(7)	3/01/06	15,609	31,218	$20.50	03/01/2016	8,638	$221,997
	2/10/05	104,989	52,494	$23.00	02/10/2015	17,323	$445,201

(1)       Option awards vest ratably in three equal annual installments and become exercisable on the anniversary of each respective grant date.  Outstanding option awards granted on February 10, 2005 vested cumulatively 33 1/3% on February 10, 2006 and 66 2/3% on February 10, 2007, with the final one-third of the award remaining unvested until February 10, 2008.  Outstanding option awards granted on March 1, 2006 vested 33 1/3% on March 1, 2007 with remaining unvested options to vest cumulatively 66 2/3% on March 1, 2008 and 100% on March 1, 2009.   Outstanding option awards granted on February 20, 2007 will vest cumulatively 33 1/3% on February 20, 2008, 66 2/3% on February 20, 2009 and 100% on February 20, 2010.

(2)         Restricted stock and Phantom share awards vest ratably in three equal annual installments and lapse their associated restrictions on the anniversary of each respective grant date.  Stock awards are granted on the same day as option awards and vest on the same schedule as footnoted for option awards above.

(3)         On February 10, 2005, we granted Mr. Peter R. Huntsman 454,950 options at an exercise price of $23.00 per share, and 150,134 shares of restricted stock.  On March 1, 2006, we granted Mr. Huntsman 374,618 options at an exercise price of $20.50, and 103,657 shares of restricted stock.  On February 20, 2007, we granted Mr. Huntsman 464,785 options at an exercise price of $20.66 per share, and 111,875 shares of restricted stock.

(4)         On February 10, 2005, we granted Mr. Esplin 157,483 options at an exercise price of $23.00 per share, and 51,969 shares of restricted stock.  On March 1, 2006, we granted Mr. Esplin 93,655 options at an exercise price of $20.50, and 25,914 shares of restricted stock.  On February 20, 2007, we granted Mr. Esplin 110,663 options at an exercise price of $20.66 per share, and 26,637 shares of restricted stock.

(5)         On February 10, 2005, we granted Mr. Scruggs 157,483 options at an exercise price of $23.00 per share, and 51,969 shares of restricted stock.  On March 1, 2006, we granted Mr. Scruggs 93,655 options at an exercise price of $20.50, and 25,914 shares of restricted stock.  On February 20, 2007, we granted Mr. Scruggs 110,663 options at an exercise price of $20.66 per share, and 26,637 shares of restricted stock.

(6)         On February 10, 2005, we granted Mr. Hankins 157,483 options at an exercise price of $23.00 per share, and 51,969 shares of restricted stock.  On March 1, 2006, we granted Mr. Hankins 56,193 options at an exercise price of $20.50, and 15,549 shares of restricted stock.  On February 20, 2007, we granted Mr. Hankins 66,398 options at an exercise price of $20.66 per share, and 15,982 shares of restricted stock.

(7)         On February 10, 2005, we granted Mr. Hulme 157,483 options at an exercise price of $23.00 per share, and 51,969 shares of restricted stock.  On March 1, 2006, we granted Mr. Hulme 46,827 options at an exercise price of $20.50, and 12,957 shares of restricted stock.  On February 20, 2007, we granted Mr. Hulme 60,865 options at an exercise price of $20.66 per share, and 14,650 shares of phantom stock.

Option Exercises and Stock Vested in Fiscal 2007

The following table shows the number of shares of stock that vested during 2007 and the aggregate gross dollar value realized upon vesting. None of our named executive officers exercised option awards during 2007.

	Stock Awards
	Shares Acquired	Value Realized
Name	on Vesting	on Vesting
	(#)	($ )
Peter R. Huntsman(1)	58,603	$1,723,778
J. Kimo Esplin(2)	17,355	$530,307
Samuel D. Scruggs(3)	17,337	$530,307
Anthony P. Hankins(4)	14,301	$461,276
Paul G. Hulme	21,642	$444,014

(1)         Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 12,595 shares, having a market value of $251,648, to satisfy tax withholding obligations, and issued to Mr. Peter R. Huntsman a net amount of 21,958 vested shares having a market value of $438,721, based on the closing price of our common stock on the vesting date, March 1, 2007, which was $19.98.  Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 13,399 shares, having a market value of $276,689, to satisfy tax withholding obligations, and issued to Mr. Peter R. Huntsman a net amount of 36,645 vested shares having a market value of $756,719, based on the closing price of our common stock on the vesting date, February 10, 2007, which was $20.65.

(2)         Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 2,804 shares, having a market value of $56,024, to satisfy tax withholding obligations, and issued to Mr. Esplin a net amount of 5,834 vested shares having a market value of $116,563, based on the closing price of our common stock on the vesting date, March 1, 2007, which was $19.98.  Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 5,802 shares, having a market value of $119,811, to satisfy tax withholding obligations, and issued to Mr. Esplin a net amount of 11,521 vested shares having a market value of $237,909, based on the closing price of our common stock on the vesting date, February 10, 2007, which was $20.65.

(3)         Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 2,804 shares, having a market value of $56,024, to satisfy tax withholding obligations, and issued to Mr. Scruggs a net amount of 5,834 vested shares having a market value of $116,563, based on the closing price of our common stock on the vesting date, March 1, 2007, which was $19.98.  Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 5,820 shares, having a market value of $120,183, to satisfy tax withholding obligations, and issued to Mr. Scruggs a net amount of 11,503 vested shares having a market value of $237,537, based on the closing price of our common stock on the vesting date, February 10, 2007, which was $20.65.

(4)         Upon the vesting of the applicable portion of the restricted stock award granted on March 1, 2006, we withheld 1,890 shares, having a market value of $37,762, to satisfy tax withholding obligations, and issued to Mr. Hankins a net amount of 3,293 vested shares having a market value of $65,794, based on the closing price of our common stock on the vesting date, March 1, 2007, which was $19.98.  Upon the vesting of the applicable portion of the restricted stock award granted on February 10, 2005, we withheld 6,315 shares, having a market value of $130,405, to satisfy tax withholding obligations, and issued to Mr. Hankins a net amount of 11,008 vested shares having a market value of $227,315, based on the closing price of our common stock on the vesting date, February 10, 2007, which was $20.65.

Pension Benefits in Fiscal 2007

The table below sets forth information on the pension benefits for the named executive officers under our pension plans, each of which is more fully described following the table. No pension benefits were paid to any of the named executive officers in the last fiscal year. The amounts reported in the table below equal the present value of the accumulated benefit at November 30, 2007 for the named executive officers under each plan based upon the assumptions described below.

Name	Plan Name	Years of Credited Service	Present Value of Accumulated Benefit(1)	Payments During Last Fiscal Year
		(#)	($ )	($ )
Peter R. Huntsman	Huntsman Defined Benefit Pension Plan	24.417	$284,957	$0
	Supplemental Executive Retirement Plan		$3,290,476	$0
J. Kimo Esplin	Huntsman Defined Benefit Pension Plan	13.417	$158,668	$0
	Supplemental Executive Retirement Plan		$484,585	$0
Samuel D. Scruggs	Huntsman Defined Benefit Pension Plan	12.083	$171,064	$0
	Supplemental Executive Retirement Plan		$452,931	$0
Anthony P. Hankins	Huntsman Pension Scheme (UK)	28.225	$3,320,355	$0

Paul G. Hulme	Huntsman Belgian Pension Fund and International Pension Plan	23.167	$2,102,751	$0

(1)         The actuarial present value of the accumulated benefits is determined using the same assumptions as used for financial reporting purposes.  These assumptions are discussed in Note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.  For purpose of performing these calculations, a normal retirement age of 65 was utilized.

Of our named executive officers, Messrs. Peter R. Huntsman, Esplin and Scruggs were participants in 2007 in the Huntsman Pension Plan and the Supplemental Executive Retirement Plan described above in “Compensation Discussion and Analysis”. The Supplemental Executive Retirement Plan provides defined benefit retirement benefits that would otherwise have been available under the Huntsman Pension Plan but for statutory limitations applicable to tax-qualified plans. Both plans express benefits as a hypothetical cash balance account established in each participant’s name.

A participant’s account receives two forms of credits: “pay credits” and “interest credits.”  Pay credits equal a percentage of a participant’s compensation and are credited to a participant’s account on an annual basis. “Compensation” for this purpose includes both salary and bonus as described in the Summary Compensation Table. “Compensation” under the Huntsman Pension Plan is subject to the compensation limit applicable to tax-qualified plans ($225,000 for 2007). The benefit that would be available under the Huntsman Pension Plan, but for this limitation, is provided under the Supplemental Executive Retirement Plan. The applicable pay credit percentage ranges between 4% and 12% depending on the participant’s combined age and years of service as of the start of each plan year. The pay credits for the Huntsman Defined Benefit Pension Plan are $20,250 for Mr. Peter R. Huntsman and $18,000 for Messrs. Esplin and Scruggs. The pay credits for the Supplemental Executive Retirement Plan are $258,075, $75,182 and $76,734 for Messrs. Peter R. Huntsman, Esplin and Scruggs, respectively.

“Interest credits” for a plan year are based on the 30-year U.S. Treasury yield for November of the prior year. The minimum annual interest credit rate is 5.0%. In addition, plan participants who met certain age and service requirements on July 1, 2004 are entitled to receive “transition credits.”  Transition credits are payable for up to five years and equal a percentage of a participant’s compensation. The applicable transition credit percentage is from 1% to 8% depending on the participant’s combined age and years of service as of July 1, 2004. The transition credits for the Huntsman Defined Benefit Pension Plan are $11,250, $4,500 and $6,750 for Messrs. Peter R. Huntsman, Esplin and Scruggs, respectively. The transition credits for the Supplemental Executive Retirement Plan are $143,375, $18,796 and $28,775 for Messrs. Peter R. Huntsman, Esplin and Scruggs, respectively. The annual benefit payable under the Huntsman Pension Plan may be limited pursuant to certain statutory limits imposed on tax-qualified plans. The Supplemental Executive Retirement Plan provides participants with the benefit in excess of those limitations.

Pursuant to the terms of the Huntsman Pension Plan, at termination of employment after having completed at least five years of service, a participant will receive the amount then credited to the participant’s cash balance account in an actuarially equivalent joint and survivor annuity (if married) or single life annuity (if not married). Participants may also choose from other optional forms of benefit, including a lump-sum payment in the amount of the cash balance account. The Huntsman Pension Plan also includes a minimum benefit that guarantees that a participant’s benefit will not be less than the benefit accrued under the prior formula at transition (July 1, 2004) plus the benefit attributable to pay credits, with interest credits, beginning July 1, 2004. Under the prior plan provisions, the monthly basic benefit equaled one-twelfth of 1.4% of average earnings multiplied by pension service prior to January 1, 2000, plus 1.5% of average earnings multiplied by pension service after January 1, 2000, less 50% of the Social Security benefit prorated by pension service, payable as a life annuity to the participant. The prior Supplemental Executive Retirement Plan mirrored the benefit from the Huntsman Defined Benefit Pension Plan. Early retirement reductions apply if retirement occurs before normal retirement age (defined as age 65 with 5 years of service) and on or after the earlier of 1) both attaining age 50 and age plus vesting service equal to 80 or more, or 2) age 55 with 10 years of vesting service.

Vested benefits under the Supplemental Executive Retirement Plan are paid 30 days following a participant’s separation from service, unless the participant is a “specified employee” for purposes of section 409A of the Internal Revenue Code (“Section 409A”) in which case payment will be delayed for six months. Vested benefits are paid in a single cash lump sum unless the participant elects: (1) a life annuity, (2) a life annuity with payments guaranteed for 120 months, or (3) a joint and survivor annuity providing survivor benefits equal to 50 or 100 percent (as elected by the participant) of the annuity payable to the participant. Benefits are unvested until the earlier to occur of: (1) completion of ten years of service, (2) termination on account of death, “Disability,” on or after attainment of “Normal Retirement Age,” or (3) termination without “Reasonable Cause.”  Each named executive officer is fully vested in his benefit under the Supplemental Executive Retirement Plan.

“Disability” under the Huntsman Defined Benefit Pension Plan provides that for a disabled participant, service and benefit accruals continue for 24 months. After 24 months, disabled participants are deemed to be terminated participants. Disability is defined as total and permanent disability, as determined by the administrator of the company’s long-term disability plan.

“Normal Retirement Age” is retirement eligibility upon age 65 with 5 years of service under the Huntsman Defined Benefit Pension Plan and Supplemental Executive Retirement Plan.

“Reasonable Cause” means:  (1) the grossly negligent, fraudulent, dishonest or willful violation of any law or the material violation of any of our significant policies that materially and adversely affects us, or (2) the failure of the participant to substantially perform his duties.

Messrs. Hulme and Hankins participate in the Huntsman Pension Scheme in the U.K. The Huntsman Pension Scheme provides standard benefits equal to 2.2% (1/45th) of final pensionable compensation up to $22,084 (£11,250), plus 1.83% of final pensionable compensation above $22,084 (£11,250), minus 1/50th of the current State pension benefit, times actual years of service; subject to a maximum limit of 2/3rd of final pensionable compensation times actual years of service, divided by total possible service to retirement. Final pensionable compensation is gross salary received during the 12 months prior to retirement less any profit sharing payments. These benefits include U.K. social security benefits. As of December 31, 2007, Mr. Hankins had approximately 28 years of service in the U.K. and Mr. Hulme had approximately 5 years of service in the U.K. Both Mr. Hankins and Mr. Hulme are fully vested in these benefits.

Mr. Hulme participates in the International Pension Plan, which is a non-registered plan designed to protect the pension benefits of employees whose service involves participation in pension plans in more than one country. Through the International Pension Plan, Mr. Hulme at retirement can elect to receive a total pension benefit (which includes retirement benefits being provided by the Huntsman Belgium Pension Fund and the Huntsman Pension Scheme) that is the greater of (1) the benefit under the Huntsman Pension Scheme (with slight modifications if he has less than 10 years of actual U.K. service) based upon his combined service in Belgium and the U.K. and his U.K. notional salary, or (2) the benefit under the Huntsman Belgium Pension Fund based upon his combined service in Belgium and the U.K. Currently, the benefit under the IPP using the Huntsman Pension Scheme is the most beneficial for Mr. Hulme, who had 24 years of total service as of November 30, 2007.

Nonqualified Deferred Compensation in Fiscal 2007

The table below provides information on the non-qualified deferred compensation of the named executive officers in 2007. The named executive officers cannot withdraw any amounts from their deferred compensation balances until they either leave or retire from our Company. No withdrawals or distributions were made in 2007.

Name	Executive Contributions in Last FY(1)	Huntsman Contributions in Last FY		Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE

Peter R. Huntsman	$0	$240,362	(2)	$40,390	$0	$1,056,724	(3)
J. Kimo Esplin	$244,510	$93,978	(4)	$45,365	$0	$1,276,594	(5)
Samuel D. Scruggs	$12,392	$84,076	(6)	$32,115	$0	$897,861	(7)
Anthony P Hankins	$24,849	$40,109	(8)	$41,291	$0	$772,875	(9)
Paul G. Hulme	$0	$0		$0	$0	$0

(1)         Represents deferrals under the Supplemental Savings Plan.  These amounts are included in the “Salary” column of the “Summary Compensation Table” set forth above.

(2)         Represents a contribution of $10,963 to the Supplemental Savings Plan and a contribution of $229,400 to the SEMPP.  These amounts are included in the “All Other Compensation” column of the “Summary Compensation Table” set forth above.

(3)         This amount includes $23,000 from our Supplemental Savings Plan and $1,033,724 from our SEMPP.  $91,128 of these amounts was previously reported in the Summary Compensation Table set forth in our definitive proxy statement filed with the Commission on March 30, 2007.

(4)         Represents a contribution of $18,796 to the Supplemental Savings Plan and a contribution of $75,182 to the SEMPP.  These amounts are included in the “All Other Compensation” column of the “Summary Compensation Table” set forth above.

(5)         This amount includes $1,064,266 from our Supplemental Savings Plan and $212,328 from our SEMPP.  $60,981 of these amounts was previously reported in the Summary Compensation Table set forth in our definitive proxy statement filed with the Commission on March 30, 2007.

(6)         Represents a contribution of $7,342 to the Supplemental Savings Plan and a contribution of $76,734 to the SEMPP.  These amounts are included in the “All Other Compensation” column of the “Summary Compensation Table” set forth above.

(7)         This amount includes $735,544 from our Supplemental Savings Plan and $162,317 from the SEMPP.  $108,816 of these amounts was previously reported in the Summary Compensation Table set forth in our definitive proxy statement filed with the Commission on March 30, 2007.

(8)         Represents a contribution of $11,026 to the Supplemental Savings Plan and a contribution of $29,083 to the SEMPP.  These amounts are included in the “All Other Compensation” column of the “Summary Compensation Table” set forth above.

(9)         This amount includes $729,428 from the Supplemental Savings Plan and $43,447 from the SEMPP.  $41,446 of these amounts was previously reported in the Summary Compensation Table set forth in our definitive proxy statement filed with the Commission on March 30, 2007.

As described above in “Compensation Discussion and Analysis”, we sponsor two non-qualified defined contribution plans: the Supplemental Savings Plan and the SEMPP. The Supplemental Savings Plan allows eligible executive officers to defer up to 75% of eligible salary and up to 75% of annual incentive award bonuses. The plan also provides for matching contributions that would otherwise have been made by us to the participant’s 401(k) Plan account but for the statutory limits imposed on tax-qualified retirement plans. As required by section 409A, deferrals must be elected in the calendar year preceding the year in which the compensation deferred is earned.

The Supplemental Savings Plan provides for payment of benefits to a participant upon the earlier to occur of a “Change of Control” or a termination of the participant’s service. Benefits paid upon a “Change of Control” are always paid in a single lump sum payment. Benefits payable upon a separation from service can be made (at the election of the participant) in either a single lump sum payment or in substantially equal installments over a period selected by the participant that does not exceed ten years. In addition, the participant may request distribution of all or portion of the amounts credited to his account upon an “Unforeseeable Emergency.”  Payments upon separation from service will be delayed six months in accordance with Section 409A in the event a participant is a “specified employee” for purposes of Section 409A.

The Supplemental Savings Plan defines a “Change of Control” as the occurrence of either of the following events:

•                  Any person becomes the owner of 35% or more of our outstanding voting stock (other than certain persons affiliated with us).

•                  The replacement of a majority of our Board over a two-year period except in cases where (1) such replacement is not approved by a vote of at least a majority of the incumbent Board or (2) the election or nomination of such replacement Board members is by certain of our affiliates.

In addition, any “Change of Control” must also constitute a change in control for purposes of Section 409A.

A participant will be deemed to have incurred an “Unforeseeable Emergency” if he suffers a severe financial hardship resulting from (1) an illness or accident with respect to him, his spouse or a dependent, (2) the loss of property due to casualty or (3) other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the participant’s control determined by us to constitute an unforeseeable emergency for purposes of Section 409A.

•                  As described above in “Compensation Discussion and Analysis,” the SEMPP provides for benefits that would not otherwise be available under our MPP due to statutory limitations imposed on tax-qualified retirement plans. The plan provides for the payment of vested benefits upon a participant’s separation from service except to the extent the participant is a “specified employee” for purposes of Section 409A in which case benefits will be delayed six months. A participant’s benefits vest on the earlier to occur of (1) completion of ten years of service, (2) termination on account of death, “Disability,” or on or after attainment of “Normal Retirement Age,” or (3) termination without “Reasonable Cause.”  “Disability,” “Normal Retirement Age,” and “Reasonable Cause” have the same meanings as set forth above in our description of the Supplemental Executive Retirement Plan. Each named executive officer is currently vested in his SEMPP benefit.

Benefits are payable in one of the following forms elected by a participant:

•                  A single lump sum payment; or

•                  A single life annuity; or

•                  A joint and survivor annuity; or

•                  Installments over a period selected by the participant not in excess of ten years.

Participants are entitled to elect the investment of their accounts under both the Supplemental Savings Plan and the SEMPP. Although no assets may actually be invested, a participant’s benefit value is based on the gains or losses of the investments they choose. No above market or preferential earnings are provided under our non-qualified defined contributions plans because the investment choices available under the plans are identical to the investment choices available in the 401(k) Plan (in the case of the Supplemental Savings Plan) or the MPP (in the case of the SEMPP). Consequently none of the earnings reported in this table are included in the Summary Compensation Table. Participants may change their investment options at any time by submitting a change form to the plan administrator.

The table below lists the investment funds available to participants in the 401(k) Plan, the Supplemental Savings Plan, the MPP and the SEMPP. The table also provides the rate of return for each fund for 2007. All funds and rates of return are the same for all four defined contribution plans.

Investment Funds	2007 Performance
PIMCO Total Return Bond Fund	9.07%
American Century Inflation Adjusted Bond Fund	11.19%
Vanguard Institutional Index	5.48%
American Funds Growth Fund of America	11.26%
Legg Mason Value Trust	-5.73%
Hotchkis and Wiley Large Cap Value	-10.55%
Vanguard Selected Value	-0.23%
Fidelity Low Priced Stock	3.16%
Morgan Stanley Institutional Mid Cap Growth	22.59%
Royce Value Plus	3.24%
American Beacon ABF Small Cap Value	-6.44%
American Century Real Estate	-15.95%
Fidelity International Discovery	18.98%
First Eagle Overseas	8.39%
DFA Emerging Markets Value	45.64%
PIMCO Commodity Real Return Strategy	23.80%
Fidelity Freedom Income	4.83%
Fidelity Freedom Fund 2000	5.32%
Fidelity Freedom Fund 2010	7.43%
Fidelity Freedom Fund 2020	8.45%
Fidelity Freedom Fund 2030	9.27%
Fidelity Freedom Fund 2040	9.31%

Potential Payments upon Termination or Change of Control

As described above in “Compensation Discussion and Analysis,” our named executive officers are entitled to potential severance benefits under our Executive Severance Plan. In addition, equity awards granted under our Stock Incentive Plan provide for accelerated vesting upon a “Change of Control” as defined in the Stock Incentive Plan at the discretion of our Compensation Committee.

The tables below quantify the benefits available under these arrangements (assuming that the vesting of outstanding equity awards held by our named executive officers is accelerated by our Compensation Committee). Each of our named executive officers will be entitled to a single lump sum severance payment in an amount equal to 24 or 33 times his base monthly compensation in the event of a termination without “Reasonable Cause” or upon a termination by the executive for “Good Reason.”  Severance will be paid within 60 days following the employee’s separation from service. Each of our named executive officers will also be entitled to, at our cost, outplacement services for a period 12 months and, for named executive officers based in the U.S., two years of healthcare continuation.

The Executive Severance Plan utilizes the same definition of “Reasonable Cause” as set forth above with respect to our Supplemental Executive Retirement Plan. A termination for “Good Reason” will be deemed to occur upon voluntary termination of employment as a result of the significant detrimental reduction or change to the executive’s job responsibilities or in his current base compensation, or change in the executive’s principal place of work by more than fifty miles from his or her principal place of work in effect immediately prior to such change, which is not remedied by the Company within thirty days of written notice by the executive of the reduction or change.

A “Change of Control” under the Stock Incentive Plan means the occurrence of any of the following:

•          An acquisition of 50% or more of a combined voting power of our outstanding voting securities.

•          The consummation of a transaction in which our stockholders do not, immediately thereafter, own 50% or more of the resulting entity in substantially the same portion as their stock ownership prior to the transaction.

•          The sale or disposition of all or substantially all of our assets.

•          A majority change in the incumbent directors of our Board.

•          An approval by our Board or our stockholders of a complete or substantially complete liquidation or dissolution.

The tables below reflect the compensation payable to or on behalf of each named executive officer upon retirement, disability, death, an involuntary termination without cause or a change of control. The amounts shown assume that such termination or change of control was effective as of December 31, 2007, and thus includes amounts earned through such time. The actual amounts we will be required to disburse can only be determined at the time of the applicable circumstance. Amounts payable under the Supplemental Savings and supplemental money purchase pension plan are described in the “Nonqualified Deferred Compensation” table above.

Potential Payments for Peter R. Huntsman

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$2,929,000	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$9,987,962
Benefit Plans
Cash Balance Pension(3)	$348,936	$348,936	$348,936	$348,936	$0
Supplemental Cash Balance Pension(3)	$4,046,268	$4,046,268	$4,046,268	$4,046,268	$0
Health & Welfare(4)	$0	$0	$0	$16,943	$0
Outplacement Services(5)	$0	$0	$0	$9,000	$0

(1)         This amount is equal to twice Mr. Huntsman’s annual salary.  This amount is not payable if his employment is terminated for cause.

(2)         Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee.  Based on the fair market value per share of our common stock on December 31, 2007, which was $25.70, an acceleration of Mr. Huntsman’s unvested shares of restricted stock would have an estimated value of $5,937,317, and an acceleration of Mr. Huntsman’s unvested options would have an estimated value of $4,050,645.

(3)         These benefits are payable as a lump sum cash payment, although other forms of payment distribution are available at the participant's election. The balance of this account as of December 31, 2007 is larger than the value in the Pension Benefits table due to the present value assumption utilized in calculating the value in that table.

(4)         Calculated by multiplying 150% of the employer and employee premiums payable with respect to healthcare continuation pursuant to the coverage elected by the executive as of December 31, 2007 by 24.  We assumed a monthly premium 50% larger than current premiums to reflect annual increases in premium costs in order to ensure that the amounts reported above include the total amount for which we are potentially responsible to provide such coverage.  If Mr. Huntsman’s employment is terminated for cause, we are not required to provide the subsidy noted.

(5)         We contract with a 3rd party provider for 12 months of outplacement services.  To the extent Mr. Huntsman might utilize these services, we expect the company cost would be $9,000.

Potential Payments for J. Kimo Esplin

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$941,400	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$2,597,908
Benefit Plans
Cash Balance Pension(3)	$193,388	$193,388	$193,388	$193,388	$0
Supplemental Cash Balance Pension(3)	$594,459	$594,459	$594,459	$594,459	$0
Health & Welfare(4)	$0	$0	$0	$15,680	$0
Outplacement Services(5)	$0	$0	$0	$9,000	$0

(1)         This amount is equal to twice Mr. Esplin’s annual salary.  This amount is not payable if his employment is terminated for cause.

(2)         Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee.  Based on the fair market value per share of our common stock on December 31, 2007, which was $25.70, an acceleration of Mr. Esplin’s unvested shares of restricted stock would have an estimated value of $1,573,765, and an acceleration of Mr. Esplin’s unvested options would have an estimated value of $1,024,143.

(3)         These benefits are payable as a lump sum cash payment, although other forms of payment distribution are available at the participant's election.  The balance of this account as of December 31, 2007 is larger than the value in the Pension Benefits table due to the present value assumption utilized in calculating the value in that table.

(4)         Calculated by multiplying 150% of the employer and employee premiums payable with respect to healthcare continuation pursuant to the coverage elected by the executive as of December 31, 2007 by 24.  We assumed a monthly premium 50% larger than current premiums to reflect annual increases in premium costs in order to ensure that the amounts reported above include the total amount for which we are potentially responsible to provide such coverage.  If Mr. Esplin’s employment is terminated for cause, we are not required to provide the subsidy noted.

(5)         We contract with a 3rd party provider for 12 months of outplacement services.  To the extent Mr. Esplin might utilize these services, we expect the company cost would be $9,000.

Potential Payments for Samuel D. Scruggs

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$850,000	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$2,597,908
Benefit Plans
Cash Balance Pension(3)	$203,605	$203,605	$203,605	$203,605	$0
Supplemental Cash Balance Pension(3)	$542,840	$542,840	$542,840	$542,840	$0
Health & Welfare(4)	$0	$0	$0	$6,272	$0
Outplacement Services(5)	$0	$0	$0	$9,000	$0

(1)         This amount is equal to twice Mr. Scruggs’ annual salary.  This amount is not payable if his employment is terminated for cause.

(2)         Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee.  Based on the fair market value per share of our common stock on December 31, 2007, which was $25.70, an acceleration of Mr. Scruggs’ unvested shares of restricted stock would have an estimated value of $1,573,765, and an acceleration of Mr. Scruggs’ unvested options would have an estimated value of $1,024,143.

(3)         These benefits are payable as a lump sum cash payment, although other forms of payment distribution are available at the participant's election.  The balance of this account as of December 31, 2007 is larger than the value in the Pension Benefits table due to the present value assumption utilized in calculating the value in that table.

(4)         Calculated by multiplying 150% of the employer and employee premiums payable with respect to healthcare continuation pursuant to the coverage elected by the executive as of December 31, 2007 by 24.  We assumed a monthly premium 50% larger than current premiums to reflect annual increases in premium costs in order to ensure that the amounts reported above include the total amount for which we are potentially responsible to provide such coverage.  If Mr. Scruggs’ employment is terminated for cause, we are not required to provide the subsidy noted.

(5)         We contract with a 3rd party provider for 12 months of outplacement services.  To the extent Mr. Scruggs might utilize these services, we expect the company cost would be $9,000.

Potential Payments for Anthony P. Hankins

	Retirement		Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0		$0	$0	$1,805,958	$0
Stock and Options (unvested & accelerated)(2)	$0		$0	$0	$0	$1,793,527
Benefit Plans
UK Pension Benefit Annuities	$307,855	(3)	$433,599	$375,786	$307,855	$0
Health & Welfare	$0		$0	$0	$0	$0
Outplacement Services(4)	$0		$0	$0	$9,000	$0

(1)          This amount is based on 33 months of Mr. Hankins’ year-end base pensionable pay.  This amount is not payable if his employment is terminated for cause.

(2)          Any acceleration of vesting of an equity-based award requires the approval of the Compensation Committee.  Based on the fair market value per share of our common stock on December 31, 2007, which was $25.70, an acceleration of Mr. Hankins’ unvested shares of restricted stock would have an estimated value of $1,122,345, and an acceleration of Mr. Hankins’ unvested options would have an estimated value of $671,182.

(3)          These amounts represent the accrued retirement benefit at normal retirement (age 62) in the form of an annual annuity.  The earliest this benefit can be realized is age 50 at which time it would be actuarially reduced to $147,104.

(4)          We contract with a 3rd party provider for 12 months of outplacement services.  To the extent Mr. Hankins might utilize these services, we expect the company cost would be $9,000.

Potential Payments for Paul G. Hulme

	Retirement	Disability	Death	Involuntary Termination without Cause	Change in Control
Compensation
Cash Severance(1)	$0	$0	$0	$1,297,199	$0
Stock and Options (unvested & accelerated)(2)	$0	$0	$0	$0	$1,654,530
Benefit Plans
Belgian Pension Plan / International Pension Plan(3)	$202,891	$287,429	$150,900	$222,617	$0
Health & Welfare	$0	$0	$0	$0	$0
Outplacement Services(4)	$0	$0	$0	$9,000	$0

(1)          This amount is equal to 33 months of Mr. Hulme’s year-end base pensionable pay.  This amount is not payable if his employment is terminated for cause.

(2)        An acceleration of vesting of an equity-based award requires the approval of the Compensation Committee.  Based on the fair market value per share of our common stock on December 31, 2007, which was $25.70, an acceleration of Mr. Hulme’s unvested shares of restricted stock and phantom shares would have an estimated value of $1,043,703, and an acceleration of Mr. Hulme’s unvested options would have an estimated value of $610,827.

(3)        These benefits are represented as an annual annuity, and other forms of payment distribution are available at the participant's election.

(4)        We contract with a 3rd party provider for 12 months of outplacement services.  To the extent Mr. Hulme might utilize these services, we expect the company cost would be equivalent to $9,000.

Director Compensation for Fiscal 2007

Peter R. Huntsman and Jon M. Huntsman receive no additional compensation for serving on the Board. Annual compensation for non-employee directors is comprised of cash and stock-based equity compensation. Cash compensation consists of an annual retainer, supplemental retainers for the chairs of Board committees, and meeting fees. Each of these components is described in more detail below. The total 2007 compensation of our non-employee directors is shown in the following table:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation		Total
	($ )(1)	($ )(2)	($ )(3)	($ )(4)		($ )
Jon M. Huntsman, Chairman	$0	$0	$0	$1,543,271	(5)	$1,543,271
Nolan D. Archibald, Compensation Committee	$390,000	$62,897	$111,885	$3,594		$568,376
Marsha Evans, Nominating & Governance Committee	$390,000	$62,897	$111,885	$3,594		$568,376
H. William Lichtenberger, Nominating & Governance Committee Chair and Audit Committee	$420,000	$62,897	$111,885	$3,594		$598,376
Richard Michaelson, Audit Committee Chair and Nominating & Governance Committee	$435,000	$62,897	$111,885	$3,594		$613,376
Wayne A. Reaud, Compensation Committee Chair	$400,000	$62,897	$111,885	$3,594		$578,376
Alvin V. Shoemaker, Compensation Committee and Audit Committee	$650,000	$62,897	$111,885	$3,594		$828,376
David J. Matlin(6)	$0	$0	$0	$0		$0
Christopher R. Pechock(6)	$0	$0	$0	$0		$0

(1)        This column includes the amount earned for retainers, meeting fees and participation on the Huntsman Transaction Committee.  Each independent director received $260,000 for their participation on the Transaction Committee.  Mr. Shoemaker received $500,000 for serving as the Chairman of the Transaction Committee.

(2)        This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of 6,393 shares of restricted stock granted in 2007 and 3,887 shares of restricted stock granted in 2006 to each independent director, in accordance with SFAS 123R.  The restricted shares vest ratably in three equal annual installments beginning on the first anniversary of the grant date.  For purposes of the restricted stock-based awards, fair value is calculated using the closing price of our stock on the date of grant.  For additional information, refer to the notes of our financial statements in the Form 10-K for the years ended December 31, 2007 and 2006, as filed with the SEC.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may or will be recognized by the directors. As of December 31, 2007, the aggregate number of stock awards outstanding for each independent director was: 8,984 for Mrs. Evans, Mr. Lichtenberger and Mr. Shoemaker who elected to receive their stock awards in restricted stock; and 10,280 for Messrs. Archibald, Michaelson and Reaud who elected to receive their stock awards in restricted stock units.

(3)        This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of 50,000 stock options previously granted to each independent director in 2005 at an exercise price per share of $19.25.  The stock options vest ratably in three equal annual installments beginning on the first anniversary of the grant date.  For purposes of the stock options, the fair value was estimated using the Black-Scholes valuation model in accordance with SFAS 123R.  As of December 31, 2007, the aggregate number of nonqualified option awards outstanding for each independent director was 16,667.

(4)        The amount reflected for each independent director includes $3,594 dividend earnings accrual on restricted stock-based awards.

(5)        Mr. Jon M. Huntsman retired from his position as Chief Executive Officer on December 1, 2001.  Through May 2002, we paid the premiums on various life insurance policies for Mr. Huntsman.  These policies have been liquidated, and the cash values have been paid to Mr. Huntsman.  Mr. Huntsman is indebted to us in the amount of approximately $1.4 million, which represents the insurance premiums paid on his behalf through May 2002.  The amount paid to Mr. Huntsman consists of $950,000 for consulting fees, $400,000 for personal company aircraft use and $177,539 for related tax gross-ups, $6,432 for personal company car use, and $9,300 in accumulated per diem amounts.

(6)        Messrs. Matlin and Pechock resigned from the Board in August 2007.

The Board believes that compensation for independent directors should be competitive and should fairly compensate directors for the time and skills devoted to serving us but should not be so great as to compromise independence. With the assistance of outside Compensation Consultants, the Compensation Committee periodically reviews our director compensation practices and compares them against the practices of a selected peer group of companies as well as against the practices of public company boards generally.

Effective January 1, 2007, our Board approved a new compensation structure for our independent directors. During 2007, independent directors received an annual cash retainer of $120,000 (paid in quarterly installments) and an annual restricted stock-based award with a value of $120,000 on the grant date. The annual restricted stock-based awards vest in three equal annual installments beginning on the first anniversary of the grant date. Each member of the Audit Committee received an additional annual cash retainer of $20,000, and each member of the Compensation and the Governance committees received an additional annual cash retainer of $10,000. The chairperson of the Audit Committee received an annual cash retainer of $25,000, and the chairpersons of the Compensation and the Governance committees each received annual cash retainers of $10,000, in each case in addition to the retainers received for being members of these committees.

In connection with the new compensation structure, we adopted the Huntsman Outside Directors Elective Deferral Plan. This is an unfunded nonqualified plan established primarily for the purpose of providing our independent directors with the ability to defer the receipt of director fees. Benefits under the plan are payable in cash in a lump sum or in installments beginning 30 days after the director ceases to be a member of our Board.

Directors who are not independent do not receive annual fees. All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of our Board or its committees and for other reasonable expenses related to the performance of their duties as directors. In the case of Jon M. Huntsman, this includes a per diem amount of $100 for each day that he travels on Company business.

The Board believes that our total director compensation package is competitive with the compensation offered by other companies and is fair and appropriate in light of the responsibilities and obligations of our independent directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of our Board’s Compensation Committee are Wayne A. Reaud (Chair), Nolan D. Archibald and Alvin V. Shoemaker. None of the members of the Compensation Committee has at any time been an officer or employee of ours and none of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information for Fiscal 2007

The Huntsman Corporation Stock Incentive Plan allows for the issue of 21,590,909 shares of common stock, par value $0.01 per share of Huntsman Corporation, to employees and consultants of the Company and its subsidiaries and to members of the board of directors of the Company. The following table outlines securities authorized for issuance under our shareholder approved equity plan as of December 31, 2007.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Securities remaining available for future issuance under equity compensation plans
	(#)	($ )	(#)
Equity compensation plans approved by security holders	6,502,654	$21.32	15,307,002
Equity compensation plans not approved by security holders	—	—	—

(1)           Restricted shares are not taken into account when calculating the weighted-average exercise price.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL HOLDERS

The following table presents information regarding beneficial ownership of our common stock as of April 18, 2008 by:

•                  each person who we know owns beneficially more than 5% of our common stock;

•                  each of our directors;

•                  our chief executive officer, chief financial officer and each of our three other most highly compensated executive officers in 2007; and

•                  all of our executive officers and directors as a group.

Under the regulations of the SEC, shares are deemed to be “beneficially owned” by a person if the person directly or indirectly has or shares the power to vote or dispose of the shares, whether or not the person has any pecuniary interest in the shares, or if the person has the right to acquire the power to vote or dispose of the shares, including any right to acquire through the exercise of any option, warrant or right.

	Beneficial Ownership(1)
Name of Beneficial Owner	Shares	Percent(2)
HMP Equity Trust(3)	47,835,325	20.4%
Huntsman Family Holdings Company LLC(3)	47,835,325	20.4%
MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P. and MatlinPatterson Global Opportunities Partners (Bermuda) L.P(3), (4)	47,835,325	20.4%
The Jon and Karen Huntsman Foundation	21,782,000	9.3%
D. E. Shaw & Co., L.P. (5)	19,612,470	8.4%
Michael A. Roth and Brian J. Stark(6)	16,316,786	7.0%
Jon M. Huntsman (3), (7)	70,236,925	30.0%
Nolan D. Archibald(8)	58,055	*
Marsha J. Evans(8)	64,082	*
Peter R. Huntsman(3), (8), (9)	49,431,207	21.0%
H. William Lichtenberger(8)	73,613	*
Richard A. Michaelson(8)	42,055	*
Wayne E. Reaud(8)	316,855	*
Alvin V. Shoemaker(8)	54,082	*
J. Kimo Esplin(8)	475,980	*
Samuel D. Scruggs(8)	482,065	*
Anthony P. Hankins(8)	297,982	*
Paul G. Hulme(8)	285,400	*
All directors and executive officers as a group (19 persons) (3), (7), (8)	75,120,109	31.7%

*                 Less than 1%

(1)          Unless otherwise indicated, the address of each beneficial owner is c/o Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108 and such beneficial owner has sole voting and dispositive power over such shares.

(2)          Based upon an aggregate of 234,462,747 shares of common stock outstanding on April 18, 2008.

(3)          The beneficiaries of HMP Equity Trust are Huntsman Family Holdings Company LLC (“Huntsman Family Holdings”) and MatlinPatterson. Huntsman Family Holdings is controlled by Jon M. Huntsman. MatlinPatterson is controlled by David J. Matlin and Mark R. Patterson through MatlinPatterson Global Advisers LLC, MatlinPatterson Asset Management LLC, MatlinPatterson Global Partners LLC and MatlinPatterson LLC. Jon M. Huntsman, Peter R. Huntsman, Christopher R. Pechock and David J. Matlin share voting control of the shares of our common stock held by HMP Equity Trust. Specifically, Jon M. Huntsman and Peter R. Huntsman control the voting of the shares of our common stock held by HMP Equity Trust, provided however, that the shares will not be voted in favor of certain fundamental corporate actions without the consent of MatlinPatterson, through its representatives David J. Matlin and Christopher R. Pechock. Huntsman Family Holdings has investment power over the portion of the shares owned by HMP Equity Trust that are currently allocated to Huntsman Family Holdings’ beneficial interest in HMP Equity Trust. MatlinPatterson has investment power over the portion of the shares owned by HMP Equity Trust that are currently allocated to MatlinPatterson’s beneficial interest in HMP Equity Trust. Huntsman Family Holdings, Jon M. Huntsman and Peter R. Huntsman disclaim beneficial ownership of all of the shares owned by HMP Equity Trust that are currently allocated to MatlinPatterson’s beneficial interest in HMP Equity Trust. David J. Matlin, Mark R. Patterson, Christopher R. Pechock and MatlinPatterson disclaim beneficial ownership of all of the shares owned by HMP Equity Trust that are currently allocated to Huntsman Family Holdings’ beneficial interest in HMP Equity Trust. David J. Matlin and Christopher R. Pechock served on our Board of Directors from October 2004 until their resignation on August 8, 2007.

(4)          The address of each of these beneficial owners is c/o MatlinPatterson Global Advisers LLC, 520 Madison Avenue, New York, New York 10022.

(5)          As reported in a Schedule 13G filed with the SEC on February 14, 2008, as of December 31, 2007, by D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw & Co., L.P. and David E. Shaw. These shares consist of (i) 15,687,596 shares in the name of D.E. Shaw Valence Portfolios, L.L.C., (ii) 3,923,293 shares held in the name of D. E. Shaw Oculus Portfolios, L.L.C., and (iii) 1,581 shares in the name of D. E. Shaw Synoptic Portfolios 2, L.L.C. In the Schedule 13G, it was reported that by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the managing member and investment advisor of D. E. Shaw Valence Portfolios, L.L.C. and investment adviser of D.E. Shaw Oculus Portfolios, L.L.C. and D.E. Shaw Synoptic Portfolios 2, L.L.C. and by virtue of David. E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the managing member of D. E. Shaw Oculus Portfolios, L.L.C. and D. E. Shaw Synoptic Portfolios 2, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 19,612,470 shares as described above and, therefore, David. E. Shaw may be deemed to be the beneficial owner of such shares. In the Schedule 13G, David E. Shaw disclaims beneficial ownership of such 19,612,470 shares. The address of D. E. Shaw & Co., L.P., D. E. Shaw Valence Portfolios, L.L.C. and David E. Shaw is 120 W. 45th  Street, Tower 45, 39th  Floor, New York, New York 10036.

(6)          As reported in a Schedule 13G filed with the SEC on February 14, 2008, as of December 31, 2007, these beneficial owners had shared voting and dispositive power over 16,316,786 shares and no sole voting or dispositive power. The address of these beneficial owners is 3600 South Lake Drive, St. Francis, Wisconsin 53235.

(7)          Jon M. Huntsman may be deemed to be the beneficial owner of (i) 596,700 shares held by Huntsman Financial Corporation, by virtue of being the sole shareholder of Huntsman Financial Corporation, (ii) 22,900 shares held by the Karen H. Huntsman Inheritance Trust, by virtue of being the spouse of the trustee of such trust, and (iii) the 21,782,000 shares which he contributed to The Jon and Karen Huntsman Foundation in the contribution on June 25, 2007, by virtue of having the right to appoint all trustees on the Board of Trustees of the Huntsman Foundation and the right to remove any such trustees with or without cause or for any reason. Jon M. Huntsman expressly disclaims beneficial ownership of any shares held by the Karen H. Huntsman Inheritance Trust or the Jon and Karen Huntsman Foundation.

(8)          Includes shares that may be acquired through the exercise of stock units or stock options granted pursuant to our stock incentive plan that are exercisable within 60 days of April 18, 2008, as follows: Nolan D. Archibald—38,055; Marsha J. Evans—33,333; H. William Lichtenberger—33,333; Richard A. Michaelson—38,055; Wayne E. Reaud—38,055; Alvin V. Shoemaker—33,333; Peter R. Huntsman—859,624; J. Kimo Esplin—256,808; Samuel D. Scruggs—256,808; Anthony P. Hankins—217,078; Paul G. Hulme—208,990; and all executive officers and directors as a group—2,834,127.

(9)          Peter R. Huntsman may be deemed to be the beneficial owner of 12,000 shares held by his spouse as Uniform Gifts to Minors Act custodian for each of six of Mr. Huntsman’s children. Peter R. Huntsman expressly disclaims beneficial ownership of any such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aircraft Sublease and Time-Sharing Agreements

Pursuant to an agreement entered into in 2001, our subsidiary Airstar Corporation (“Airstar”) subleases a Gulfstream IV-SP Aircraft (the “Aircraft”) from Jstar Corporation (“Jstar”), a corporation wholly owned by Jon M. Huntsman. Monthly sublease payments from Airstar to Jstar are in the approximate amount of $195,000. These monthly sublease payments are used to fund financing costs paid by Jstar to a leasing company. An unrelated third party pays $2 million per year to our subsidiary for such third-party’s part-time use of the Aircraft (or an alternate owned by us if the Aircraft is unavailable), subject to an annual adjustment, which we believe to be at least fair market value for the number of flight hours used by such third party. We bear all other costs of operating the Aircraft. In accordance with our Aircraft Use Policy, we have entered into aircraft time-sharing agreements with certain members of the Huntsman family, pursuant to which these persons pay for the costs of their personal use of the Aircraft.

Consulting Agreement with Jon M. Huntsman

We entered into an agreement with Jon M. Huntsman on June 3, 2003, pursuant to which Mr. Huntsman provides consulting services to us at our request. Mr. Huntsman, who is the Chairman of the Board of our Company but is not our employee, provides advice and other business consulting services at our request regarding our products, customers, commercial and development strategies, financial affairs, and administrative matters based upon his experience and knowledge of our business, the industry, and the markets within which we compete. Mr. Huntsman’s services are utilized both with respect to the conduct of our business in the ordinary course and with respect to strategic development and specific projects. Under the terms of the agreement, which renews automatically for successive one-year terms and which may be terminated by either party at any time, Mr. Huntsman receives $950,000 annually in exchange for his services. For information regarding other compensation arrangements between Mr. Huntsman and us, please see “Compensation Discussion and Analysis—Aircraft Use Policy,” and the “Director Compensation Table” above.

Salt Lake City Office Building

We have agreed with the Jon and Karen Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, that we will donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. We have agreed to complete this donation on the earlier of November 30, 2009 or the date on which we occupy less than 20% of the two main floors of the Salt Lake City office building. Under certain circumstances, after we make this donation we will have the right, but not the obligation, to lease space in the Salt Lake City office building from the foundation. As of December 31, 2007, our Salt Lake City office building had a net book value of approximately $9.96 million.

Other Transactions with the Huntsman Family

The following table shows the compensation in excess of $120,000 paid to members of the Huntsman family (other than Peter R. Huntsman, whose compensation is included in the “Summary Compensation Table” under the heading “Executive Compensation,” above) for services as officers or employees of ours in the fiscal year ended December 31, 2007.

Name	Salary	Bonus	Other Compensation
David S. Parkin(1)(2)	$263,600	$88,400	$22,575	(3)

(1)          David S. Parkin is a son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman.

(2)          On February 20, 2007, as part of our annual equity award grant, we granted to Mr. Parkin 7,991 shares of restricted stock and options to purchase 33,199 shares of our common stock.

(3)         Consists of $1,779 for personal company car use, $14,103 for health and welfare, and $6,693 dividend earnings accrued on restricted stock awards.

RBF Port Neches LLC

In February 2007, our Audit Committee authorized us to enter into several related agreements with RBF Port Neches LLC, a newly-formed company organized to develop and manufacture biodiesel. We believe that an affiliate of MatlinPatterson contributed approximately $20 million to RBF in exchange for approximately 60% of its equity interests.

We have agreed to lease to RBF two parcels of land of approximately 12.8 acres and 17 acres, in each case located adjacent to our Port Neches, Texas facilities for an initial term of 15 years, and continuing year to year thereafter unless terminated by either party upon three years’ prior notice. RBF is currently constructing on the leased parcels a biodiesel facility capable of manufacturing approximately 180 million gallons of biodiesel annually. The leases will require annual lease payments of approximately $65,000 for the 12.8 acre parcel and $85,000 for the 17 acre parcel. RBF will own and be responsible for the design and construction of the biodiesel facility. We will own all ancillary facilities necessary to deliver utilities and raw materials to the biodiesel facility.

Once the facility is operational, currently expected to be in August 2008, we will provide the manufacturing and operating services RBF requires, except that it will maintain responsibility for its order processing and product transportation. We have agreed to provide all utilities to the facility, including steam and condensate, electricity, wastewater disposal, water, air and nitrogen, and have agreed to manufacture biodiesel at the facility, on a “cost-plus” basis. We have agreed to supply methanol and caustic soda to the facility to the extent we continue to use and have available these raw materials at our adjacent plant. RBF will be responsible for procuring and supplying all other raw materials required. In addition, RBF granted us an exclusive option (expiring on August 6, 2008), and thereafter a continuing right of first refusal (except under certain circumstances), to purchase all of the glycerin produced as a by-product at the facility.

Registration Rights Agreements

In connection with a reorganization transaction we consummated upon the completion of our initial public offering, we entered into a registration rights agreement with Huntsman Family Holdings and MatlinPatterson pursuant to which they have demand and piggyback registration rights for the shares of our common stock controlled by them. The agreement also provides that we will pay the costs and expenses, other than underwriting discounts and commissions, related to the registration and sale of shares of our common stock that are registered pursuant to the agreement. The agreement contains customary registration procedures and indemnification and contribution provisions for the benefit of Huntsman Family Holdings, MatlinPatterson and us. In addition, all of our stockholders who received shares of our common stock in the Reorganization Transaction, including certain of our directors, executive officers and other key officers, have the right to include their shares in certain registrations. Our Chairman, Jon M. Huntsman, and our Chief Executive Officer and director, Peter R. Huntsman, are affiliates of Huntsman Family Holdings, and our directors David J. Matlin and Christopher R. Pechock are affiliates of MatlinPatterson. In addition, our executive officers J. Kimo Esplin, L. Russell Healy and Samuel D. Scruggs, are parties to the registration rights agreement. David S. Parkin, who is a son-in-law of Jon M. Huntsman and a brother-in-law of Peter R. Huntsman, is also a party to the registration rights agreement.

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

Board Independence

It is important to our Company for investors to have confidence that the individuals serving as independent directors on our Board do not have a relationship with us that would impair their independence. Under the NYSE corporate governance rules, our Board must have a majority of independent directors. For a director to qualify as independent, our Board must affirmatively determine that the director has no material relationship with our Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with our Company. To assist it in making independence determinations, our Board has adopted independence definitions and standards which can be found on our website at www.huntsman.com. Under these standards, a director is not independent if:

•                  The director is, or has been within the last three years, an employee of our Company or an employee of any of our subsidiaries, or an immediate family member is, or has been within the last three years, an executive officer of our Company.

•                  The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from us (other than director and committee fees and pension or other forms of deferred compensation for prior service, which compensation is not contingent upon continued service). Compensation received by an immediate family member for service as an employee (other than an executive officer) of ours is not considered for purposes of this standard.

•                  (i) The director or an immediate family member is a current partner of a firm that is our internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time.

•                  The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee.

•                  The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues.

•                  The director is an executive officer of any charitable or non-profit organization to which we have made, within the preceding three years, contributions in any single fiscal year that exceeded the greater of $1 million, or 2% of such charitable or non-profit organization’s consolidated gross revenues.

On the basis of these standards, our Board has determined that Ms. Evans and Messrs. Archibald, Lichtenberger, Michaelson, Reaud and Shoemaker, who constitute a majority of our ten directors, are independent. The six independent directors comprise in full the membership of each standing Board committee on which they serve. In making this determination, the Board considered that Mr. Reaud is a former partner of Reaud, Morgan & Quinn, a law firm to which we pay an annual retainer of $200,000 for legal services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Deloitte & Touche

The following table shows the aggregate fees billed by Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in each of the last two fiscal years for the services indicated (dollars in millions):

	2007	2006
Audit Fees	$13.4	$17.0
Audit-Related Fees	0.3	1.7
Tax Fees	4.0	4.9
All Other Fees	—	—
Total	$17.7	$23.6

Audit Fees.  Fees for audit services include fees associated with annual integrated audits, reviews of annual reports on Form 10-K and quarterly reports on Form 10-Q, statutory audits required internationally, services related to comfort letters and consents and assistance with other filings and public offering documents filed with the SEC.

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

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has, by resolution, adopted policies and procedures regarding the pre-approval of the performance by Deloitte & Touche of certain audit and non-audit services. Deloitte & Touche may not perform any service enumerated in Section 201(a) of the Sarbanes-Oxley Act of 2002, except as may otherwise be provided by law or regulation. Deloitte & Touche may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. The Audit Committee has pre-approved, by category, the performance by Deloitte & Touche of certain audit and accounting services, certain tax services, and, provided that fees do not exceed $250,000 per individual project, certain other tax services and audit-related services. The Audit Committee has delegated to the committee chairperson the power to pre-approve services beyond those previously described, provided that no services may be approved that are prohibited pursuant to Section 201(a) of the Sarbanes-Oxley Act of 2002 or that appear reasonably likely to compromise the independence of Deloitte & Touche. Any pre-approval granted by the chairperson is reviewed by the Audit Committee at its next regularly scheduled meeting. In addition, the Audit Committee receives an annual report detailing the prior year’s expenditures consistent with the SEC’s accountant fee disclosure requirements.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this report.

	1.	Consolidated Financial Statements: None.

	2.	Financial Statement Schedules: None.

	3.	Exhibits: The exhibits to this report are listed on the Exhibit Index below.

(b)	Description of exhibits.

Exhibit Index

Number	Description
1.1

Underwriting Agreement, dated as of August 2, 2007, by and among the Company, MatlinPatterson Global Opportunities Partners L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda) L.P. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed on August 6, 2007)

2.1

Asset Purchase Agreement, dated February 15, 2007 among Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LLC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on February 20, 2007)

2.2

Amended and Restated Asset Purchase Agreement dated June 22, 2007 among Flint Hills Resources, LP, Flint Hills Resources, LLC, Huntsman International LLC, Huntsman Petrochemical Corporation, Huntsman International Chemicals Corporation, Huntsman Polymers Holdings Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corp. and Huntsman Chemical Company of Canada, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 25, 2007)

2.3

Agreement and Plan of Merger, dated as of June 26, 2007, among the Company, Basell AF and BI Acquisition Holdings Limited (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on June 27, 2007)

2.4

Agreement and Plan of Merger, dated as of July 12, 2007, among the Company, Hexion Specialty Chemicals, Inc. and Nimbus Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on July 13, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-120749))

3.2	Certificate of Designations, Preferences and Rights of 5% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005)

3.3	Amended and Restated Bylaws of the Company (incorporated be reference to Exhibit 3.2 to our current report on Form 8-K filed November 6, 2007)

4.1

Indenture, dated as of September 30, 2003, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 5 / 8% Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.36 to the registration statement on Form S-4 of Huntsman LLC (File No. 333-112279))

4.2	Form of Unrestricted 11 5 / 8% Senior Secured Note due 2010 (included as Exhibit A-2 to Exhibit 4.1)

4.3	Form of Guarantee relating to the 11 5 / 8% Senior Secured Notes due 2010 (included as Exhibit E to Exhibit 4.1)

4.4

Indenture, dated as of June 22, 2004, among Huntsman LLC, the Guarantors party thereto and HSBC Bank USA, as Trustee, relating to the 11 1 / 2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q of Huntsman LLC for the three months ended June 30, 2004)

4.5	Form of Restricted Fixed Rate Note due 2012 (included as Exhibit A-1 to Exhibit 4.4)

4.6	Form of Restricted Floating Rate Note due 2011 (included as Exhibit A-2 to Exhibit 4.4)

4.7	Form of Guarantee relating to the 11 1 / 2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011 (included as Exhibit E to Exhibit 4.4)

4.8

Indenture, dated as of December 17, 2004, among Huntsman International LLC, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7 3 / 8% Senior Subordinated Notes due 2015 and the 7 1 / 2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman International LLC filed December 23, 2004)

4.9	Form of Restricted 7 3 / 8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-1 to Exhibit 4.8)

4.10	Form of Restricted 7 1 / 2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-2 to Exhibit 4.8)

4.11	Form of Unrestricted 7 3 / 8% Senior Subordinated Note denominated in dollars due 2015 (included as Exhibit A-3 to Exhibit 4.8)

4.12	Form of Unrestricted 7 1 / 2% Senior Subordinated Note denominated in euros due 2015 (included as Exhibit A-4 to Exhibit 4.8)

4.13	Form of Guarantee (included as Exhibit E to Exhibit 4.8)

4.14

Registration Rights Agreement dated as of February 10, 2005 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 16, 2005)

4.15	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our registration statement on Form S-1 (File No. 333-120749))

4.16	Form of mandatory convertible preferred stock certificate of Huntsman Corporation (incorporated by reference to Exhibit A to Exhibit 3.01 to our current report on Form 8-K filed February 16, 2005)

4.17

Supplemental Indenture, dated as of July 11, 2005, among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 1 / 2% Huntsman LLC Senior Notes due 2012 and Huntsman LLC Senior Floating Rate Notes due 2011 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.18

Supplemental Indenture, dated as of July 13, 2005 among Huntsman LLC, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, relating to the 11 5 / 8% Huntsman LLC Senior Secured Notes due 2010 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Huntsman LLC filed July 15, 2005)

4.19

Supplemental Indenture dated August 16, 2005 to Indenture dated as December 17, 2004 by and among Huntsman International LLC, the guarantors named therein, and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association), as trustee, relating to Huntsman International LLC’s dollar denominated 7 (3) / 8% Senior Subordinated Notes due 2015 and euro denominated 7 (1) / 2% Senior Subordinated Notes due 2015 (incorporated by reference to Exhibit 4.4 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.20

Supplemental Indenture dated August 16, 2005, to Indenture dated as of September 30, 2003 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC’s 11 5 / 8% Senior Secured Notes due 2010, originally issued by Huntsman LLC (incorporated by reference to Exhibit 4.7 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.21

Supplemental Indenture dated August 16, 2005, to Indenture dated as of June 22, 2004 by and among Huntsman International LLC (as successor to Huntsman LLC), the guarantors named therein, and HSBC Bank USA, National Association, as trustee, relating to Huntsman International LLC’s 11 1 / 2% Senior Notes due 2012 and Senior Floating Rate Notes due 2011, originally issued by Huntsman LLC (incorporated by reference at Exhibit 4.10 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

4.22

Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))

4.23

Form of Restricted Stock Unit Agreement for Outside Directors effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed February 10, 2006 (File No. 333-131729))

4.24

Indenture, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the $200,000,000 7 7 / 8% Senior Subordinated Notes due 2014 and the €400,000,000 6 7 / 8 Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)

4.25	Form of Restricted 7 7 / 8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-1 to Exhibit 4.24)

4.26	Form of Restricted 6 7 / 8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-2 to Exhibit 4.24)

4.27	Form of Unrestricted 7 7 / 8% Senior Subordinated Note denominated in dollars due 2014 (included as Exhibit A-3 to Exhibit 4.24)

4.28	Form of Unrestricted 6 7 / 8% Senior Subordinated Note denominated in euros due 2013 (included as Exhibit A-4 to Exhibit 4.24)

4.29

Exchange and Registration Rights Agreement, dated as of November 13, 2006, among Huntsman International LLC, as Issuer, the Guarantors party thereto, and the Purchasers as defined therein, relating to $200,000,000 aggregated principal amount of the 7 7 / 8% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.2 to our quarterly report on Form 10-Q for the three months ended September 30, 2006, filed on November 14, 2006)

4.30

Amended and Restated Registration Rights Agreement dated July 12, 2007 among the Company, Huntsman Family Holdings Company LLC, MatlinPatterson Global Opportunities Partners, L.P., MatlinPatterson Global Opportunities Partners B, L.P., MatlinPatterson Global Opportunities Partners (Bermuda), L.P. and the other stockholders party thereto (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on July 13, 2007)

4.31	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)

4.32	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)

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

10.5

Pledge, Assignment and Collateral Agency Agreement dated February 16, 2005 between the Company and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 16, 2005)

10.6	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1 (File No. 333-120749))

10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-120749))

10.8	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-120749))

10.9	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-120749))

10.10	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-120749))

10.11	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.11 to our annual report on Form 10-K filed on February 22, 2008)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-120749))

10.13	Employment Agreement with Paul Hulme (incorporated by reference to Exhibit 10.24 to amendment No. 1 to our registration statement on Form S-1 dated January 6, 2005 (File No. 333-120749))

10.14	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-120749))

10.15

Huntsman Supplemental Executive Retirement Plan, as amended through the sixth amendment, April 21, 2005 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three-months ended March 31, 2005)

10.16

Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

10.17

Intercreditor Agreement dated August 16, 2005 among Deutsche Bank AG New York Branch as collateral agent and administrative agent under the above referenced credit agreement, and HSBC Bank USA, National Association as trustee under the indenture governing Huntsman International LLC’s 11 5 / 8% Senior Secured Notes (incorporated by reference to Exhibit 10.2 to Huntsman International LLC’s current report on Form 8-K filed August 22, 2005)

10.18

Second Amendment to Amended and Restated Pooling Agreement, dated August 16, 2005, among Huntsman Receivables France LLC, Huntsman (Europe), BVBA and J.P. Morgan Bank (incorporated by reference to Exhibit 10.4 to Huntsman International LLC’s current report on Form 8-K filed on August 22, 2005)

10.19

Fourth Amendment to 2000-1 Supplement, dated August 16, 2005, among Huntsman Receivables Finance LLC, Huntsman (Europe), BVBA and J.P. Morgan (Ireland) Plc (incorporated by reference to Exhibit 10.5 to Huntsman International LLC’s current report on Form 8-K filed on August 22, 2005)

10.20	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005)

10.21	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 30, 2005)

10.22	Huntsman Supplemental Executive Money Purchase Pension Plan (incorporated be reference to Exhibit 10.2 of our current report on Form 8-K filed December 30, 2005)

10.23	Amended and Restated Huntsman Supplemental Savings Plan (incorporated be reference to Exhibit 10.3 of our current report on Form 8-K filed December 30, 2005)

10.24	Huntsman Outside Directors Elective Deferral Plan (incorporated be reference to Exhibit 10.4 of our current report on Form 8-K filed December 30, 2005)

10.25

Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA and J.P. Morgan Bank (Ireland), as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.26

Amended and Restated 2000-1 Supplement to Second Amended and Restated Pooling Agreement, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, Jupiter Securitization Corporation, the several financial institutions party thereto as funding agents, the Series 2000-1 Conduit Purchasers party thereto, the several financial institutions party thereto as Series 2000-1 APA Banks, J.P.Morgan Securities Ltd., JPMorgan Chase Bank, N.A., and J.P.Morgan (Ireland) plc, as trustee, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.27

Amended and Restated Contribution Agreement, between Huntsman International LLC and Huntsman Receivables Finance LLC, dated as of April 18, 2006 (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.28

Second Amended and Restated Servicing Agreement, dated as of April 18, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 9, 2006)

10.29

Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006)

10.30

Withdrawal of Originator, dated November 28, 2006, among Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the various affiliates of Huntsman International LLC party thereto as local servicers, J.P.Morgan Bank (Ireland), as Trustee, PricewaterhouseCoopers LLP, and Huntsman International LLC (incorporated by reference to Exhibit 10.30 to our annual report on Form 10-K filed on March 1, 2007).

10.31

Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 23, 2007)

10.32	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)

10.33	First Amendment to Huntsman Supplemental Executive Money Purchase Pension Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)

10.34	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)

10.35	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)

10.36	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)

10.37	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)

10.38	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to our annual report on Form 10-K filed on February 22, 2008)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to our annual report on Form 10-K filed on February 22, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008

HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. Kimo Esplin
J. Kimo Esplin
Executive Vice President and Chief Financial Officer