Form 10-Q
period 2008-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2008-05-12
CIK 1307954, 1089748

Use these links to rapidly review the document
HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 TABLE OF CONTE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way, Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way, Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

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

          On May 2, 2008, 234,462,747 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

          This Quarterly Report on Form 10-Q presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10-Q is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated. Huntsman International LLC meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$166.4	$154.0
Accounts and notes receivables (net of allowance for doubtful accounts of $42.5 and $43.3, respectively)	1,268.8	1,253.3
Accounts receivable from affiliates	15.7	9.4
Inventories, net	1,647.7	1,451.9
Prepaid expenses	32.9	37.4
Deferred income taxes	73.4	72.6
Other current assets	129.0	116.6

Total current assets	3,333.9	3,095.2
Property, plant and equipment, net	3,938.0	3,762.6
Investment in unconsolidated affiliates	232.9	227.8
Intangible assets, net	170.8	173.2
Goodwill	94.6	92.5
Deferred income taxes	380.5	349.5
Notes receivable from affiliates	8.3	8.4
Other noncurrent assets	521.2	456.4

Total assets	$8,680.2	$8,165.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,115.4	$1,005.4
Accounts payable to affiliates	11.7	13.0
Accrued liabilities	900.4	885.2
Deferred income taxes	3.4	3.2
Current portion of long-term debt	234.0	68.5

Total current liabilities	2,264.9	1,975.3
Long-term debt	3,582.6	3,500.3
Deferred income taxes	164.9	154.4
Notes payable to affiliates	4.7	4.7
Other noncurrent liabilities	692.1	677.8

Total liabilities	6,709.2	6,312.5

Minority interests in common stock of consolidated subsidiaries	32.1	26.5
Commitments and contingencies (Notes 16 and 17)
Stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 234,462,747 and 222,012,474 issued and 233,537,067 and 221,036,190 outstanding in 2008 and 2007, respectively	2.4	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding at December 31, 2007	—	287.5
Additional paid-in capital	3,135.6	2,831.9
Unearned stock-based compensation	(20.6)	(11.3)
Accumulated deficit	(1,562.8)	(1,540.1)
Accumulated other comprehensive income	384.3	256.4

Total stockholders' equity	1,938.9	1,826.6

Total liabilities and stockholders' equity	$8,680.2	$8,165.6

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Trade sales, services and fees	$2,515.1	$2,203.3
Related party sales	25.3	48.6

Total revenues	2,540.4	2,251.9
Cost of goods sold	2,173.5	1,860.9

Gross profit	366.9	391.0
Operating expenses:
Selling, general and administrative	227.4	207.3
Research and development	39.0	33.3
Other operating expense	10.4	2.3
Restructuring, impairment and plant closing costs	4.0	11.2

Total expenses	280.8	254.1

Operating income	86.1	136.9
Interest expense, net	(64.8)	(73.8)
Loss on accounts receivable securitization program	(4.6)	(4.2)
Equity in income of investment in unconsolidated affiliates	3.1	2.2
Expenses associated with the Merger	(5.2)	—
Other income (expense)	0.2	(0.9)

Income from continuing operations before income taxes and minority interest	14.8	60.2
Income tax expense	(3.4)	(12.4)
Minority interest in subsidiaries' income	(3.4)	(0.4)

Income from continuing operations	8.0	47.4
Loss from discontinued operations, net of tax	(1.1)	(3.2)

Income before extraordinary gain	6.9	44.2
Extraordinary gain on the acquisition of a business, net of tax of nil	0.4	2.4

Net income	$7.3	$46.6

Net income	$7.3	$46.6
Other comprehensive income	127.9	20.2

Comprehensive income	$135.2	$66.8

Basic income (loss) per share:
Income from continuing operations	$0.04	$0.21
Loss from discontinued operations, net of tax	(0.01)	(0.01)
Extraordinary gain on the acquisition of a business, net of tax	—	0.01

Net income	$0.03	$0.21

Weighted average shares	227.1	220.8

Diluted income (loss) per share:
Income from continuing operations	$0.03	$0.20
Loss from discontinued operations, net of tax	—	(0.01)
Extraordinary gain on the acquisition of a business, net of tax	—	$0.01

Net income	$0.03	$0.20

Weighted average shares	233.8	233.4

Dividends per share	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$7.3	$46.6
Adjustments to reconcile net income to net cash used in operating activities:
Extraordinary gain on the acquisiton of a business, net of tax	(0.4)	(2.4)
Equity in income of unconsolidated affiliates	(3.1)	(2.2)
Depreciation and amortization	93.8	109.2
Provision for losses on accounts receivable	0.9	2.7
Loss (gain) on disposal of assets	1.3	(3.2)
Loss on early extinguishment of debt	—	1.4
Noncash interest expense	2.2	1.0
Noncash restructuring, impairment and plant closing costs	1.1	5.8
Deferred income taxes	(5.1)	4.2
Net unrealized loss (gain) on foreign currency transactions	14.7	(4.8)
Stock-based compensation	6.1	5.3
Minority interest in subsidiaries' income	3.4	0.4
Other, net	(6.7)	3.2
Changes in operating assets and liabilities:
Accounts and notes receivable	28.4	(103.1)
Inventories, net	(123.9)	(59.9)
Prepaid expenses	5.9	10.3
Other current assets	(7.8)	5.0
Other noncurrent assets	(50.6)	(21.7)
Accounts payable	41.9	46.1
Accrued liabilities	(5.1)	(68.0)
Other noncurrent liabilities	(13.9)	(6.7)

Net cash used in operating activities	(9.6)	(30.8)

Investing Activities:
Capital expenditures	(109.4)	(105.2)
Proceeds from sale of assets, net of adjustments	(22.0)	15.8
Investment in unconsolidated affiliates, net	1.6	(13.0)
Proceeds from government securities, restricted as to use	3.6	3.6
Other, net	(4.1)	(0.4)

Net cash used in investing activities	(130.3)	(99.2)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

Financing Activities:
Net borrowings under revolving loan facilities	$177.5	$93.7
Net (repayments of) borrowings from overdraft facilities and other short-term debt	(3.7)	12.3
Repayments of long-term debt	(1.0)	(225.9)
Proceeds from long-term debt	17.1	169.0
Repayments of notes payable	(13.1)	(18.4)
Proceeds from notes payable	—	4.7
Dividends paid to common stockholders	(23.4)	(22.1)
Dividends paid to preferred stockholders	(3.6)	(3.6)
Call premiums related to early extinguishment of debt	—	(1.2)
Debt issuance costs paid	—	(1.7)
Other, net	(0.3)	(0.1)

Net cash provided by financing activities	149.5	6.7

Effect of exchange rate changes on cash	2.8	3.6

Increase (decrease) in cash and cash equivalents	12.4	(119.7)
Cash and cash equivalents at beginning of period	154.0	263.2

Cash and cash equivalents at end of period	$166.4	$143.5

Supplemental cash flow information:
Cash paid for interest	$51.9	$69.8
Cash paid for income taxes	2.2	11.8

        During the three months ended March 31, 2008 and 2007, the amount of capital expenditures in accounts payable increased by $18.8 million and $25.9 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$166.3	$153.9
Accounts and notes receivables (net of allowance for doubtful accounts of $42.5 and $43.3, respectively)	1,268.8	1,253.3
Accounts receivable from affiliates	226.7	193.1
Inventories, net	1,647.7	1,451.9
Prepaid expenses	30.5	37.1
Deferred income taxes	75.2	74.4
Other current assets	128.6	112.7

Total current assets	3,543.8	3,276.4
Property, plant and equipment, net	3,737.6	3,556.3
Investment in unconsolidated affiliates	232.9	227.8
Intangible assets, net	174.8	177.4
Goodwill	94.6	92.5
Deferred income taxes	331.2	300.0
Notes receivable from affiliates	8.3	8.4
Other noncurrent assets	521.2	456.3

Total assets	$8,644.4	$8,095.1

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,115.4	$1,005.4
Accounts payable to affiliates	8.1	15.0
Accrued liabilities	799.5	781.0
Deferred income taxes	3.5	3.2
Current portion of long-term debt	234.0	68.5

Total current liabilities	2,160.5	1,873.1
Long-term debt	3,582.6	3,500.3
Deferred income taxes	138.3	124.3
Notes payable to affiliates	4.7	4.7
Other noncurrent liabilities	692.0	676.8

Total liabilities	6,578.1	6,179.2

Minority interests	32.1	26.5
Commitments and contingencies (Notes 16 and 17)
Members' equity:
Members' equity, 2,728 units issued and outstanding	2,851.5	2,845.4
Accumulated deficit	(1,133.6)	(1,142.9)
Accumulated other comprehensive income	316.3	186.9

Total members' equity	2,034.2	1,889.4

Total liabilities and members' equity	$8,644.4	$8,095.1

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31,
	2008	2007
Revenues:
Trade sales, services and fees	$2,515.1	$2,203.3
Related party sales	25.3	48.6

Total revenues	2,540.4	2,251.9
Cost of goods sold	2,169.4	1,859.4

Gross profit	371.0	392.5
Operating expenses:
Selling, general and administrative	228.4	207.3
Research and development	39.0	33.3
Other operating expense	10.4	2.3
Restructuring, impairment and plant closing costs	4.0	11.2

Total expenses	281.8	254.1

Operating income	89.2	138.4
Interest expense, net	(64.9)	(74.2)
Loss on accounts receivable securitization program	(4.6)	(4.2)
Equity in income of investment in unconsolidated affiliates	3.1	2.2
Other income (expense)	0.2	(1.3)

Income from continuing operations before income taxes and minority interest	23.0	60.9
Income tax expense	(6.4)	(23.6)
Minority interest in subsidiaries' income	(3.4)	(0.4)

Income from continuing operations	13.2	36.9
Loss from discontinued operations, net of tax	(1.1)	(3.2)

Income before extraordinary gain	12.1	33.7
Extraordinary gain on the acquisition of a business, net of tax of nil	0.4	2.4

Net income	$12.5	$36.1

Net income	$12.5	$36.1
Other comprehensive income	129.4	23.0

Comprehensive income	$141.9	$59.1

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$12.5	$36.1
Adjustments to reconcile net income to net cash used in operating activities:
Extraordinary gain on the acqusition of a business, net of tax	(0.4)	(2.4)
Equity in income of unconsolidated affiliates	(3.1)	(2.2)
Depreciation and amortization	88.2	103.5
Provision for losses on accounts receivable	0.9	2.7
Loss (gain) on disposal of assets	1.3	(3.2)
Loss on early extinguishment of debt	—	1.8
Noncash interest expense	2.2	1.1
Noncash restructuring, impairment and plant closing costs	1.1	5.8
Deferred income taxes	(2.1)	15.4
Net unrealized loss (gain) on foreign currency transactions	14.7	(4.8)
Noncash compensation	6.1	5.3
Minority interest in subsidiaries' income	3.4	0.4
Other, net	(6.7)	(1.5)
Changes in operating assets and liabilities:
Accounts and notes receivable	28.4	(103.1)
Inventories, net	(123.9)	(59.9)
Prepaid expenses	8.1	12.9
Other current assets	(11.4)	5.0
Other noncurrent assets	(50.6)	(25.2)
Accounts payable	41.9	46.1
Accrued liabilities	(1.6)	(68.0)
Other noncurrent liabilities	(12.7)	0.9

Net cash used in operating activities	(3.7)	(33.3)

Investing Activities:
Capital expenditures	(109.4)	(105.2)
Proceeds from sale of assets, net of adjustments	(22.0)	15.8
Receivable from affiliate	(29.3)	—
Investment in unconsolidated affiliates, net	1.6	(13.0)
Other, net	(4.1)	(0.4)

Net cash used in investing activities	(163.2)	(102.8)

Financing Activities:
Net borrowings under revolving loan facilities	177.5	93.7
Net (repayments of) borrowings from overdraft facilities and other short-term debt	(3.7)	12.3
Repayments of long-term debt	(1.0)	(225.9)
Proceeds from long-term debt	17.1	169.0
Repayments of notes payable	(13.1)	(18.4)
Proceeds from notes payable	—	2.3
Call premiums related to early extinguishment of debt	—	(1.2)
Debt issuance costs paid	—	(1.7)
Other, net	(0.3)	(0.1)

Net cash provided by financing activities	176.5	30.0

Effect of exchange rate changes on cash	2.8	3.6

Increase (decrease) in cash and cash equivalents	12.4	(102.5)
Cash and cash equivalents at beginning of period	153.9	246.0

Cash and cash equivalents at end of period	$166.3	$143.5

Supplemental cash flow information:
Cash paid for interest	$52.1	$70.1
Cash paid for income taxes	2.2	11.8

        During the three months ended March 31, 2008 and 2007, the amount of capital expenditures in accounts payable increased by $18.8 million and $25.9 million, respectively. During the three months ended March 31, 2008 and 2007, Huntsman Corporation contributed $6.1 million and $5.3 million, respectively to Huntsman International related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International Holdings" refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "Huntsman Advanced Materials" refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; "Huntsman LLC" refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); and "Hexion" refers to Hexion Specialty Chemicals, Inc., an entity owned by an affiliate of Apollo Management, L.P.

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated chemical products; we also manufacture inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers.

COMPANY

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses. In February 2005, we completed an initial public offering of common stock and mandatory convertible preferred stock.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999. Substantially all of our debt obligations are obligations of Huntsman International and/or its subsidiaries.

        Recently, we have completed a series of transactions pursuant to which we have disposed of our former commodity chemicals businesses:

  •
  On November 5, 2007, we completed the sale of our U.S. base chemicals business to Flint Hills Resources, a wholly owned subsidiary of Koch (the "U.S. Base Chemicals Disposition"), and, on August 1, 2007, we closed on the sale of our North American polymers business assets to Flint

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

    Hills Resources (the "North American Polymers Disposition" and together with the U.S. Base Chemicals Disposition, the "U.S. Petrochemicals Disposition"). For more information, see "Note 3. Discontinued Operations" below.

  •
  On December 29, 2006, we sold all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited to SABIC (the "U.K. Petrochemicals Disposition"). For more information, see "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" below.

PENDING SALE OF OUR COMPANY

        On July 12, 2007, we entered into a Merger Agreement with Hexion (the "Merger Agreement") pursuant to which Hexion agreed to acquire all of our outstanding common stock for $28.00 per share in cash (the "Merger"). Under the terms of the Merger Agreement, the $28.00 per share cash price to be paid by Hexion increases at the rate of 8% per annum (inclusive of any dividends paid) beginning April 6, 2008 and continuing through the closing date of the Merger.

        On October 16, 2007, our stockholders holding a majority of the shares entitled to vote thereon approved a proposal to adopt the Merger Agreement. Notwithstanding stockholder approval, the Merger cannot be completed until each of the other closing conditions specified in the Merger Agreement has been satisfied or waived. The closing conditions include, among others, the expiration of waiting periods or grants of approvals under competition laws in the United States, European Union and certain other jurisdictions. Both parties intend to cooperate fully, and continue to work closely, with regulatory agencies in these jurisdictions, including the Federal Trade Commission (the "FTC") and the European Commission.

        The Merger Agreement provides that the Merger may be terminated by either party if it is not consummated by April 5, 2008, subject to certain extensions for approximately six months or more under certain circumstances. On April 5, 2008, Hexion exercised its right under Section 7.1(b)(ii) of the Merger Agreement to extend the termination date of the Merger by 90 days from April 5, 2008 to July 4, 2008. Under certain circumstances, the termination date may be extended by an additional 90 days (or more in the event that Hexion's financing marketing period begins but does not end by the end of the additional 90 day extension). The entire time period allowable under the Merger Agreement may be required to satisfy all closing conditions and to complete the Merger.

        For more information regarding the Merger, please see our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2007. For information regarding certain risks associated with the Merger, please also see "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007.

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the condensed consolidated financial statements (unaudited) for each of our Company and Huntsman International. The differences between

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

our financial statements and Huntsman International's financial statements relate primarily to the following:

  •
  expenses and deferred liabilities associated with the Merger;

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

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 for our Company and Huntsman International.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. The most significant of these reclassifications was to reclassify the results of operations of our former North American polymers business and U.S. base chemicals business to discontinued operations. See "Note 3. Discontinued Operations." In addition, beginning in the second quarter of 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. Effective in the fourth quarter of 2007, the results of our former U.S.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

butadiene and MTBE business were transferred from our Base Chemicals segment to Corporate and other. All segment information for prior periods has been reclassified to reflect these transfers.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        We adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Positions ("FSP") No. FAS 157-1: Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removes certain leasing transactions from the scope of SFAS No. 157, and No. FAS 157-2: Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. See "Note 11. Fair Value Measurements."

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Beginning with our fiscal year ended December 31, 2008, SFAS No. 158 requires that the assumptions used to measure our benefit obligations and annual expense be determined as of the balance sheet date and all plan assets be reported as of that date. Accordingly, our Company and Huntsman International recorded a charge to retained earnings, net of tax, of $2.9 million and $3.2 million, respectively, as of January 1, 2008. For more information, see "Note 12. Employee Benefit Plans."

        We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, on January 1, 2008. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value, with changes in fair value reflected in earnings. We have not elected the fair value option for any existing or any new instruments that were not previously accounted for at fair value.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which replaced SFAS No. 141, Business Combinations. In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. These statements are to be applied prospectively for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements of SFAS No. 160 which are retrospective for all periods. We are evaluating

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 141 (R) and SFAS No. 160 to determine the impact of these statements on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 requires enhanced disclosures regarding the effect of an entity's derivative instruments and related hedging activities on its financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We are evaluating SFAS No. 161 to determine the impact of this statement on our consolidated financial statements.

3. DISCONTINUED OPERATIONS

NORTH AMERICAN POLYMERS BUSINESS

        On August 1, 2007 we completed the sale of our North American polymers business assets ("the North American Polymers Disposition"). The disposition included our polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. In accordance with the amended and restated asset purchase agreement with Flint Hills Resources, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007.

        The following results of our former North American polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Revenues	$—	$360.4
Costs and expenses	—	(358.8)
Adjustment to loss on disposal	1.2	—

Operating income	1.2	1.6
Income tax expense	(0.4)	(0.6)

Income from discontinued operations, net of tax	$0.8	$1.0

        During the three months ended March 31, 2008, we recorded an adjustment to the loss on disposal in connection with the North American Polymers Disposition of $1.2 million primarily related to an insurance recovery.

        In connection with the U.S. Petrochemicals Disposition, we agreed to indemnify Flint Hills Resources with respect to any losses resulting from (i) the breach of representations and warranties contained in the amended and restated asset purchase agreement, (ii) any pre-sale liabilities related to certain assets not assumed by Flint Hills Resources, and (iii) any unknown environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us, on a cumulative basis, exceed $10 million. Upon exceeding this $10 million threshold, we generally are obligated to provide indemnification for any

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. DISCONTINUED OPERATIONS (Continued)

losses up to a limit of $150 million. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

        The EBITDA of the North American polymers business is reported in our Polymers segment.

U.S. BASE CHEMICALS BUSINESS

        On November 5, 2007, we completed the sale of our U.S. base chemicals business ("the U.S. Base Chemicals Disposition"). This disposition included our former olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at our retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units.

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Revenues	$—	$35.0
Costs and expenses	—	(37.8)
Adjustment to loss on disposal	(1.3)	—

Operating loss	(1.3)	(2.8)
Income tax benefit	0.2	—

Loss from discontinued operations, net of tax	$(1.1)	$(2.8)

        In connection with the U.S. Base Chemicals Disposition, we recognized an adjustment to the loss on disposal of $1.3 million during the three months ended March 31, 2008 related to post-closing adjustments. The final sales price is subject to post-closing adjustment, including our obligation to complete certain expenditures related to the rebuild of our former Port Arthur, Texas facility. As of March 31, 2008, we estimate that our remaining payment related to certain expenditures for the rebuild of our former Port Arthur, Texas facility (which have been substantially completed but not yet invoiced) was $17.5 million, for which we have accrued a liability. We expect to settle this obligation during the second quarter of 2008. Finalization of this estimate will likely result in an adjustment to the loss on disposal during 2008.

        The EBITDA of the U.S. base chemicals business is reported in our Base Chemicals segment.

EUROPEAN BASE CHEMICALS AND POLYMERS BUSINESS

        On December 29, 2006, we completed the U.K. Petrochemicals Disposition. This transaction involved the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. DISCONTINUED OPERATIONS (Continued)

final sales price was subject to adjustments relating to working capital, investment in the LDPE plant in Wilton, U.K. and unfunded pension liabilities.

        The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Revenues	$—	$—
Costs and expenses	—	—
Adjustment to loss on disposal	(0.8)	(1.6)

Operating loss	(0.8)	(1.6)
Income tax benefit	—	0.6

Loss from discontinued operations, net of tax	$(0.8)	$(1.0)

        During the three months ended March 31, 2008, we recorded an adjustment to the loss on disposal of $0.8 million related primarily to a pension levy. During the three months ended March 31, 2007, we recorded an adjustment to the loss on disposal of $1.6 million related primarily to post-closing working capital adjustments.

        In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from any environmental liability related to the pre-sale operations of the assets sold. These indemnities have various payment thresholds and time limits depending on the site and type of claim. Generally, we are not required to pay under these indemnification obligations until claims against us exceed £0.1 million (approximately $0.2 million) individually or £1.0 million (approximately $2.0 million) in the aggregate. We also agreed to indemnify the buyer with respect to certain tax liabilities. Our maximum exposure generally shall not exceed $600 million in the aggregate. We believe that there is a remote likelihood that we will be required to pay any significant amounts under the indemnity provision.

        The EBITDA of our former European base chemicals business was reported in our Base Chemicals segment.

TDI BUSINESS

        On July 6, 2005, we sold our TDI business. The sale involved the transfer of our TDI customer list and sales contracts. We discontinued the use of our remaining TDI assets. Our former TDI business has been accounted for as a discontinued operation and was reported in our Polyurethanes segment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. DISCONTINUED OPERATIONS (Continued)

Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Revenues	$—	$—
Costs and expenses	—	(0.4)

Operating loss	—	(0.4)
Income tax benefit	—	—

Loss from discontinued operations, net of tax	$—	$(0.4)

4. BUSINESS COMBINATIONS

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business (the "Textile Effects Acquisition"). The operating results of the textile effects business have been consolidated with our operating results beginning on July 1, 2006 and are reported with our advanced materials operations as part of our Materials and Effects segment.

        We accounted for the Textile Effects Acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined the excess of fair value of net assets acquired over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141. Accordingly, no basis was assigned to property, plant and equipment or any other non-current non-financial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). During the three months ended March 31, 2008, we recorded an additional extraordinary gain on the acquisition of $0.4 million related to a reimbursement by Ciba of certain restructuring costs associated with the Textile Effects Acquisition. During the three months ended March 31, 2007, we adjusted the preliminary purchase price allocation and finalized post-closing working capital adjustments, resulting in our recording an additional extraordinary gain on the acquisition of $2.4 million.

PENDING METROCHEM ACQUISITION

        On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Ltd ("Baroda") in India. Under the terms of the contract, either party to the agreement can terminate the agreement if the transaction has not been consummated by April 30, 2008. If neither party were to exercise its right to terminate the agreement, the remaining conditions to closing were to be satisfied and the transaction were to close under its current terms, we estimate the purchase price, including certain working capital and capital expenditures incurred pre-closing, would be approximately

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. BUSINESS COMBINATIONS (Continued)

$55 million U.S. dollar equivalents, of which approximately $10 million U.S. dollar equivalents (€6.24 million) would represent deferred purchase price that would be paid 18 months following the acquisition date upon the completion by the seller of certain conditions. This purchase price would exclude from working capital the receivables existing on the closing date due to Baroda from our affiliates, which would be settled at or prior to closing. Baroda is a manufacturer of textile dyes and intermediates. There can be no assurance that the transaction will be consummated or, if consummated, that it will be consummated on the terms set forth in the agreement.

5. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	March 31, 2008	December 31, 2007
Raw materials and supplies	$283.0	$260.8
Work in progress	90.8	94.1
Finished goods	1,339.9	1,165.2

Total	1,713.7	1,520.1
LIFO reserves	(66.0)	(68.2)

Net	$1,647.7	$1,451.9

        As of March 31, 2008 and December 31, 2007, approximately 7% and 9%, respectively, of inventories were recorded using the last-in, first-out cost method.

        In the normal course of operations, we at times exchange raw materials with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at March 31, 2008 was $22.7 million (34.7 million pounds of feedstock and products). The amount included in inventory under open exchange agreements payable by us at December 31, 2007 was $26.6 million (53.5 million pounds of feedstock and products).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2008 and December 31, 2007, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2008	$64.8	$12.2	$5.1	$13.7	$95.8
2008 charges for 2004 initiatives	0.3	—	1.1	—	1.4
2008 charges for 2008 initiatives	0.7	0.1	—	0.7	1.5
2008 payments for 2003 initiatives	(0.7)	—	(0.2)	—	(0.9)
2008 payments for 2004 initiatives	(0.3)	—	(0.3)	—	(0.6)
2008 payments for 2006 initiatives	(5.7)	(1.2)	—	(0.2)	(7.1)
2008 payments for 2007 initiatives	(0.1)	—	—	—	(0.1)
2008 payments for 2008 initiatives	(0.6)	(0.1)	—	(0.7)	(1.4)
Net activity of discontinued operations	(0.1)	—	—	—	(0.1)
Foreign currency effect on reserve balance	8.1	1.7	0.2	0.3	10.3

Accrued liabilities as of March 31, 2008	$66.4	$12.7	$5.9	$13.8	$98.8

(1)
With the exception of liabilities recorded in connection with business combinations, accrued liabilities classified as workforce reductions consist primarily of restructuring programs involving ongoing termination benefit arrangements and restructuring programs involving special termination benefits. Accordingly, the related liabilities were accrued as a one-time charge to earnings in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, respectively. The remaining accrued liabilities related to these charges of $1.3 million represent workforce reductions to be paid by the end of 2011. Liabilities for workforce reductions recorded in connection with business combinations were accrued in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. The total workforce reduction reserves of $66.4 million relate to 426 positions that have not been terminated as of March 31, 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2008	December 31, 2007
2001 initiatives	$1.4	$1.4
2003 initiatives	10.3	11.2
2004 initiatives	10.3	9.5
2006 initiatives	63.3	70.4
2007 initiatives	0.6	0.8
2008 initiatives	0.1	—
Foreign currency effect on reserve balance	12.8	2.5

Total	$98.8	$95.8

        Details with respect to our restructuring reserves are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Materials and Effects	Performance Products	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2008	$4.5	$81.3	$2.0	$7.6	$0.4	$—	$95.8
2008 charges for 2004 initiatives	—	—	0.1	1.3	—	—	1.4
2008 charges for 2008 initiatives	—	1.4	—	—	—	0.1	1.5
2008 payments for 2003 initiatives	(0.4)	—	(0.3)	(0.2)	—	—	(0.9)
2008 payments for 2004 initiatives	(0.1)	—	(0.1)	(0.4)	—	—	(0.6)
2008 payments for 2006 initiatives	—	(7.1)	—	—	—	—	(7.1)
2008 payments for 2007 initiatives	—	(0.1)	—	—	—	—	(0.1)
2008 payments for 2008 initiatives	—	(1.4)	—	—	—	—	(1.4)
Net activity of discontinued operations	—	—	—	—	(0.1)	—	(0.1)
Foreign currency effect on reserve balance	0.1	9.7	—	0.5	—	—	10.3

Accrued liabilities as of March 31, 2008	$4.1	$83.8	$1.7	$8.8	$0.3	$0.1	$98.8

Current portion of restructuring reserve	$1.8	$67.2	$1.4	$6.7	$0.3	$0.1	$77.5
Long-term portion of restructuring reserve	2.3	16.6	0.3	2.1	—	—	21.3

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Cash charges:
2008 charges for 2004 initiatives	$1.4
2008 charges for 2008 initiatives	1.5
Non-cash charges	1.1

Total 2008 Restructuring, Impairment and Plant Closing Costs	$4.0

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        During the three months ended March 31, 2008, our Materials and Effects segment recorded charges of $1.4 million related to decommissioning and other costs associated with the plant closures in France and Switzerland and supply chain integration costs.

        During the three months ended March 31, 2008, our Pigments segment recorded charges of $1.3 million for 2004 initiatives primarily related to lease termination costs associated with our London, England office.

        During the three months ended March 31, 2008, we recorded a non-cash impairment charge of $1.1 million in Corporate and Other related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets of our Australian styrenics business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Summarized applicable financial information of our unconsolidated affiliate Sasol-Huntsman GmbH and Co. KG. as of March 31, 2008 and 2007 is presented below (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Revenues	$30.6	$23.2
Gross profit	7.1	8.8
Net income	3.5	4.3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT

        Outstanding debt consisted of the following (dollars in millions):

	March 31, 2008	December 31, 2007
Senior Credit Facilities:
Revolving Facility	$179.6	$—
Term Loans	1,540.0	1,540.0
Secured Notes	294.5	294.4
Senior Notes	198.0	198.0
Subordinated Notes	1,373.1	1,310.5
Australian Credit Facilities	49.6	50.0
HPS (China) debt	127.7	106.8
Other	54.1	69.1

Total debt	$3,816.6	$3,568.8

Current portion	$234.0	$68.5
Long-term portion	3,582.6	3,500.3

Total debt	$3,816.6	$3,568.8

TRANSACTIONS AFFECTING OUR SENIOR CREDIT FACILITIES

        As of March 31, 2008, our senior secured credit facilities ("Senior Credit Facilities") consisted of (i) a $650.0 million revolving facility (the "Revolving Facility") and (ii) a $1,540.0 million term loan B facility (the "Dollar Term Loan"). As of March 31, 2008, there were $179.6 million borrowings outstanding under our Revolving Facility, and we had approximately $41 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

        As of March 31, 2008, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in our credit agreements. The credit agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. Our Senior Credit Facilities agreements provide for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

OTHER TRANSACTIONS AFFECTING OUR DEBT

        HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, maintains a working capital line as part of its overall secured credit facilities. During the three months ended March 31, 2008, HPS borrowed an additional RMB 122.8 million ($17.5 million) to fund its working

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

capital and operating requirements. As of March 31, 2008, HPS had $27.1 million and RMB 705.1 million ($100.6 million) outstanding under its credit facilities.

        Our Merger Agreement with Hexion provides certain restrictions and limitations concerning the amendment of debt agreements, the extension, repayment and refinancing of certain debt, in addition to the incurrence of new debt.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the credit facilities maintained by the our Australian subsidiaries (the "Australian Credit Facilities"), the A/R Securitization Program (as defined in "Note 10. Securitization of Accounts Receivable") and the indentures governing our notes.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. As of March 31, 2008 these contracts had a notional amount of approximately $111 million and are designated as cash flow hedges. As of March 31, 2008 these contracts had a fair value of $2.0 million and were recorded in other current assets. For the three months ended March 31, 2008, the effective portion of the changes in the fair value of $1.5 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.4 million recorded in sales and a credit of $0.1 million recorded in cost of sales. As of December 31, 2007, and for the three months ended March 31, 2008, the fair value and realized gains (losses) of other outstanding foreign currency rate hedging contracts were not significant.

        We have a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of March 31, 2008, the fair value of this swap was $31.7 million and was recorded in other noncurrent liabilities in our balance sheet. We recorded an unrealized foreign currency loss on this swap of $13.6 million in the statement of operations for the three months ended March 31, 2008.

        We also have a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of March 31, 2008, the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

fair value of this swap was $16.5 million and was recorded in other noncurrent liabilities in our balance sheet. For the three months ended March 31, 2008, the effective portion of the changes in the fair value of $8.0 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.1 million recorded in interest expense.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2008, we have designated €450.6 million of debt and swaps as net investment hedges. As of March 31, 2008, we had approximately €1,084 million in net euro-denominated assets.

10. SECURITIZATION OF ACCOUNTS RECEIVABLE

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

        As of March 31, 2008, the Receivables Trust had $457.9 million in U.S. dollar equivalents (comprised of $167.0 million and €184.0 million (approximately $291 million)) in commercial paper outstanding.

11. FAIR VALUE MEASUREMENTS

        We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSPs No. FAS 157-1 and No. FAS 157-2. Our derivative instruments, available-for-sale securities and retained interest in securitized receivables are the only assets and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. FAIR VALUE MEASUREMENTS (Continued)

liabilities that we record at fair value and are currently subject to SFAS No. 157. We remeasure the fair value of these instruments on a recurring basis as follows (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivatives(1)	$2.5	$—	$2.5	$—
Available-for-sale securities(2)	13.6	13.6	—	—
Retained interest in securitized receivables(3)	136.9	—	—	136.9

Total assets	$153.0	$13.6	$2.5	$136.9

Liabilities:
Derivatives(1)	$49.0	$—	$49.0	$—

(1)
We use the income approach to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using relevant interest rates, exchange rates and yield curves at stated intervals.

(2)
Using the market approach, the fair value of these securities represents the quoted market price times the quantities held.

(3)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

Fair Value Measurements Using Level 3
Balance at December 31, 2007	$136.4
Total gains (realized/unrealized) included in earnings, net	1.6
Purchases, issuances, and settlements, net	(1.1)

Balance at March 31, 2008	$136.9

Total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$7.5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. FAIR VALUE MEASUREMENTS (Continued)

        Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2008 are reported in loss on accounts receivable program and other income (expense) as follows (dollars in millions):

	Loss on accounts receivable securitization program	Other income (expense)
Total (losses) gains included in earnings	$(7.4)	$9.0
Changes in unrealized (losses) gains relating to assets still held at March 31, 2008	$(1.5)	$9.0

12. EMPLOYEE BENEFIT PLANS

        We adopted certain provisions of SFAS No. 158 on January 1, 2008. Beginning with our fiscal year ended December 31, 2008, SFAS No. 158 requires that the assumptions used to measure our benefit obligations and annual expenses be determined as of the balance sheet date and all plan assets be reported as of that date. We used the second approach as described in paragraph 19 of SFAS No. 158 to transition our measurement date from November 30 to December 31. Under this approach, our Company and Huntsman International recorded a charge to retained earnings, net of tax, of $2.9 million and $3.2 million, respectively, as of January 1, 2008.

        Components of the net periodic benefit costs for the three months ended March 31, 2008 and 2007 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans Three Months Ended March 31,		Other Postretirement Benefit Plans Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$18.8	$20.8	$0.9	$1.1
Interest cost	38.8	34.1	2.2	2.4
Expected return on assets	(48.3)	(43.6)	—	—
Amortization of transition obligation	0.4	0.5	—	—
Amortization of prior service cost	(1.4)	(1.7)	(0.6)	(0.7)
Amortization of actuarial loss	1.0	3.2	0.4	0.9

Net periodic benefit cost	9.3	13.3	2.9	3.7
Less discontinued operations	—	(1.3)	—	(1.0)

Net periodic benefit cost from continuing operations	$9.3	$12.0	$2.9	$2.7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans Three Months Ended March 31,		Other Postretirement Benefit Plans Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$18.8	$20.8	$0.9	$1.1
Interest cost	38.8	34.1	2.2	2.4
Expected return on assets	(48.3)	(43.6)	—	—
Amortization of transition obligation	0.4	0.5	—	—
Amortization of prior service cost	(1.4)	(1.7)	(0.6)	(0.7)
Amortization of actuarial loss	2.6	4.9	0.4	0.9

Net periodic benefit cost	10.9	15.0	2.9	3.7
Less discontinued operations	—	(1.3)	—	(1.0)

Net periodic benefit cost from continuing operations	$10.9	$13.7	$2.9	$2.7

        During the three months ended March 31, 2008 and 2007, we made contributions to our pension plans of $32.5 million and $60.3 million, respectively.

13. STOCKHOLDERS' EQUITY

5% MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which was February 16, 2008. Accordingly, we recorded dividends payable of $43.1 million and a corresponding charge to net loss available to common stockholders during the year ended December 31, 2005. We paid the final dividend in cash on February 16, 2008. Also on February 16, 2008, the mandatory convertible preferred stock converted, pursuant to its terms, into 12,082,475 shares of our common stock.

COMMON STOCK DIVIDENDS

        On March 31, 2008 and March 30, 2007, we paid cash dividends of $23.4 million and $22.1 million, respectively, or $0.10 per share each, to common stockholders of record as of March 14, 2008 and March 15, 2007, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2008	March 31, 2007
Foreign currency translation adjustments, net of tax of $(17.5) and $4.9 as of March 31, 2008 and December 31, 2007, respectively	$512.0	$382.7	$129.3	$16.5
Employee benefit related adjustments, net of tax of $18.3 and $18.5 as of March 31, 2008 and December 31, 2007, respectively	(144.0)	(143.6)	(0.4)	3.2
Other comprehensive income of unconsolidated affiliates	9.3	9.3	—	—
Other	7.0	8.0	(1.0)	0.5

Total	$384.3	$256.4	$127.9	$20.2

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2008	March 31, 2007
Foreign currency translation adjustments, net of tax of $(30.8) and $(8.4) as of March 31, 2008 and December 31, 2007, respectively	$510.9	$381.6	$129.3	$18.8
Employee benefit related adjustments, net of tax of $53.7 and $54.5 as of March 31, 2008 and December 31, 2007, respectively	(205.4)	(206.5)	1.1	3.7
Other comprehensive income of unconsolidated affiliates	9.3	9.3	—	—
Other	1.5	2.5	(1.0)	0.5

Total	$316.3	$186.9	$129.4	$23.0

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. EXPENSES ASSOCIATED WITH THE MERGER

        Expenses associated with the Merger incurred during the three months ended March 31, 2008 were $5.2 million related primarily to professional fees and bonuses of $1.3 million paid to certain members of our board of directors for services related to the Merger. For more information regarding the Merger, see "Note 1. General-Pending Sale of Our Company."

        Prior to entering into the Merger Agreement, we terminated an Agreement and Plan of Merger (the "Basell Agreement") dated June 26, 2007 with Basell AF ("Basell") and paid Basell a $200 million termination fee required under the terms of the Basell Agreement (the "Basell Termination Fee") during the third quarter of 2007. One-half of the Basell Termination Fee, or $100 million, was reimbursed by Hexion. We could be required to pay Hexion $325 million under certain circumstances in connection with our termination of the Merger Agreement. The $100 million funded by Hexion has been deferred and is recorded in Accrued liabilities in the accompanying condensed consolidated balance sheet (unaudited) as of March 31, 2008.

        Other costs associated with the Merger Agreement are payable upon consummation of the Merger. We will recognize these costs when the business combination is consummated. The following is a discussion of these costs.

TRANSACTION AND RETENTION BONUSES

        Upon consummation of the Merger (the "Closing Date"), certain employees will receive transaction bonuses. A retention bonus has also been offered to certain employees payable upon the earlier of (i) the date that is 12 months following the Closing Date, or (ii) with respect to an employee that is involuntarily terminated prior to the payment of the retention bonus, the date of such employee's termination of employment. With both bonuses, the employee must work until the date the bonus is payable. If paid, these bonuses will total $19.5 million. If the eligible employee terminates employment with our Company voluntarily prior to that date, the bonuses will be forfeited. Furthermore, if the Merger is not consummated, we are not obligated to pay such bonuses.

INVESTMENT BANKING FEES

        In connection with the Merger, we have agreed to pay Merrill Lynch a fee of $25 million for its investment banking services, all of which is contingent upon and would be payable upon consummation of the Merger. If, at any time during Merrill Lynch's engagement or the two years thereafter, we receive a break-up fee upon termination of an agreement for the sale of our Company, we will pay Merrill Lynch 5% of any such fee, including any reverse break-up fee payable in connection with the termination of the Merger Agreement.

VOTING AGREEMENT FEES

        MatlinPatterson was one of our significant shareholders and an affiliate of two of our former directors as of the date of the Merger Agreement. Pursuant to a voting agreement in connection with the Merger, we agreed to reimburse MatlinPatterson for up to $13.0 million in additional investment banking fees payable to UBS if the Merger is consummated. If the Merger is not consummated, no such fees will be paid.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. EXPENSES ASSOCIATED WITH THE MERGER (Continued)

STOCK-BASED AWARDS

        For more information regarding the effect of the Merger on stock-based incentive awards, see "Note 18. Stock-Based Compensation Plans" below.

16. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through March 31, 2008.

        During each of the three months ended March 31, 2008 and March 31, 2007, we did not settle any Discoloration Claims. The two Discoloration Claims unresolved as of March 31, 2008 asserted aggregate damages of €61.4 million (approximately $97 million). An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than eight years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of March 31, 2008 for costs associated with unasserted Discoloration Claims.

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our nearly fourteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Three Months Ended March 31,
	2008	2007
Unresolved at beginning of period	1,192	1,367
Tendered during period	5	13
Resolved during period(1)	24	71
Unresolved at end of period	1,173	1,309

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

        We have never made any payments with respect to these cases. As of March 31, 2008, we had an accrued liability of $16.4 million relating to these cases and a corresponding receivable of $16.4 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2008.

        Certain cases in which we are a "premises defendant" are not subject to indemnification by prior owners or operators. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us, other than a number of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

cases that were erroneously filed against us due to a clerical error. The cases filed in error have been dismissed.

	Three Months Ended March 31,
	2008	2007
Unresolved at beginning of period	39	42
Filed during period	1	51
Resolved during period	1	2
Unresolved at end of period	39	91

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil and $0.1 million during the three months ended March 31, 2008 and 2007, respectively. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2008.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. These cases purport to be brought on behalf of a nationwide class of purchasers of MDI, TDI and polyether polyols. Bayer entered into a classwide settlement agreement with the plaintiffs that was approved by the court. Class certification briefing is underway in these consolidated cases.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

employees. For these reasons, we cannot estimate the possibility of loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and those losses could be material.

        In addition, on February 16, 2006, the Antitrust Division of the U.S. Department of Justice served us with a grand jury subpoena requesting production of documents relating to the businesses of TDI, MDI, polyether polyols and related systems. The other defendants in the Polyether Polyols cases have confirmed that they were also served with subpoenas in this matter. We cooperated fully with the investigation, and by letter dated December 16, 2007, the U.S. Department of Justice notified us that its investigation of possible antitrust violations by manufacturers of TDI, MDI and polyether polyols has been closed.

MTBE Litigation

        In March 2007, we were named for the first time as a defendant in eight lawsuits alleging liability related to MTBE contamination in groundwater. We learned that we were named in a ninth such lawsuit in January 2008. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the nine cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants' conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that our liability in these cases, if any, would likely be covered, at least in part, by insurance and/or by indemnity agreements with prior owners.

Shareholder Litigation Relating to the Pending Sale of Our Company

        From July 5 to July 13, 2007, four shareholder class action complaints were filed against our Company and our directors alleging breaches of fiduciary duty in connection with our then-proposed sale to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas: Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). As subsequently amended, these lawsuits together allege that we and our directors breached fiduciary duties to the stockholders by, among other things, engaging in an unfair sales process, approving an unfair price per share for the Merger with Hexion, and making inadequate disclosures to stockholders, and that Basell, Hexion and MatlinPatterson entities aided and abetted these breaches of fiduciary duty. The lawsuits sought to enjoin the stockholder vote on the Merger.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and International Risk Insurance Company ("IRIC"), our captive insurer, in the United States District Court for the Southern District of Texas, by seventeen reinsurance companies (the "Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company (the "Policy") for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action seeks to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. Motions to dismiss that action filed by our Company and IRIC were heard December 21, 2007, but have not been decided by the court. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers have filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the United States District Court for the Southern District of Texas in order to consolidate the two actions. Our Company has filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. On April 23, 2008, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court for the Southern District of Texas but did not rule on the motion to remand. Our Company has paid its deductible on the claim of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

$60 million and has been advanced $325.0 million to date (of which $20.0 million was advanced during the three months ended March 31, 2008) by the Reinsurers. Our Company has claimed approximately an additional $216 million as presently due and owing and unpaid under the Policy for losses caused by the fire, and anticipates filing additional claims. For more information, see "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of March 31, 2008, there were $81.1 million and RMB 1,003 million ($143.0 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2008 and 2007, our capital expenditures for EHS matters totaled $14.0 million and $7.2 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        Under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us.

        In addition, under the U.S. Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas and Geismar, Louisiana facilities are the subject of ongoing remediation requirements under RCRA authority.

        In June of 2006, an agreement was reached between the local regulatory authorities and our advanced materials site in Pamplona, Spain to relocate our manufacturing operations in order to facilitate new urban development desired by the city. Subsequently, as required by the authorities, soil and groundwater sampling was performed and followed by a quantitative risk assessment. Although unresolved at this time, some level of remediation of site contamination may be required in the future, but the estimated cost is unknown because the remediation approach and timing has not been determined.

        By letter dated March 7, 2006, our facility in West Footscray, Australia was issued a clean-up notice by the Australian (Victorian) EPA. The agency was concerned about soil and groundwater contamination emanating from the site. Although we fulfilled all initial requirements under the clean-up notice, the agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice granting an extension due to "the complexity of contamination issues" at the site. The revised clean-up notice reflects a more detailed program, with a deadline for the submission of a detailed site remediation action plan by March 31, 2009.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience and are not discounted. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $7.2 million for environmental liabilities as of March 31, 2008 and December 31, 2007. Of this amount, $5.1 million and $4.6 million are classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of March 31, 2008 and December 31, 2007, respectively, and $2.1 million and $2.6 million are classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of March 31, 2008 and December 31, 2007, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased, manufactured or imported by or for us into the EU. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3.0 million on REACH compliance in 2007, and we do not anticipate that compliance costs will be material to us in the near-term.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the "Convention"), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs, and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        As required by the Homeland Security Appropriations Act of 2006, on April 9, 2007, the Department of Homeland Security issued the "Chemical Facility Anti-Terrorism Standards" or CFATS, an interim final rule establishing risk-based performance standards for the chemical industry. The majority of the standards went into effect on June 8, 2007 and require security vulnerability assessments and site security plans for facilities qualifying as high risk.

        Since 2003, we have conducted security vulnerability assessments at our higher risk manufacturing facilities in the U.S. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all of our facilities, including some of our recently acquired sites, have been assessed. This second round of security vulnerability assessments under the CFATS regime will be based on the list of "Chemicals of Interest" (Appendix A) released on November 2, 2007 and will incorporate the volume of on-site chemicals, proximity of neighbors to a facility and other measures. Our operating locations with Appendix A chemicals meeting the volume thresholds prepared and submitted the required initial reports by the January 22, 2008 submission

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

deadline. We expect that the cost to perform the assessments is nominal. At this time, we do not know if we will need to implement any changes to our facilities based on the findings of the assessments, or what the nature or cost of such changes, if any, will be.

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

        As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive. There are additional costs associated with sales to customers outside the U.S., which may result in decreased profitability compared to sales in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. In March 2007, we were named for the first time as a defendant in eight of those lawsuits. We learned that we were named in a ninth such lawsuit in January 2008. For more information, see "Note 16. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

18. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2008, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. STOCK-BASED COMPENSATION PLANS (Continued)

price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest ratably over a three-year period.

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

        The compensation cost from continuing operations for the Stock Incentive Plan was $6.1 million and $5.0 million for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $1.9 million and nil for the three months ended March 31, 2008 and 2007, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. STOCK-BASED COMPENSATION PLANS (Continued)

employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,
	2008	2007
Dividend yield	NA	1.9%
Expected volatility	NA	20.8%
Risk-free interest rate	NA	4.7%
Expected life of stock options granted during the period	NA	6.6 years

        During the three months ended March 31, 2008, no stock options were granted.

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2008 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in millions)
Outstanding at January 1, 2008	6,327	$21.32
Granted	—	—
Exercised	—	—
Forfeited	(16)	20.61

Outstanding at March 31, 2008	6,311	21.32	7.9	$14.1

Exercisable at March 31, 2008	4,118	21.76	7.5	7.4

        As of March 31, 2008, there was $11.3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. STOCK-BASED COMPENSATION PLANS (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2008 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2008	1,007		$21.12	145	$20.76
Granted	492		24.56	108	24.56
Vested	(520	)(1)	21.64	(54)	21.12
Forfeited	(1)		20.50	(6)	22.79

Nonvested at March 31, 2008	978		22.57	193	22.72

(1)
During the three months ended March 31, 2008, 10,278 restricted stock units vested. These shares are not reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2008, there was $24.8 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The total fair value of shares that vested during the three months ended March 31, 2008 and 2007 was $12.7 million and $8.7 million, respectively.

19. CASUALTY LOSSES AND INSURANCE RECOVERIES

2005 U.S. GULF COAST STORMS

        On September 22, 2005, we sustained property damage at our Port Neches and Port Arthur, Texas facilities as a result of a hurricane. We maintain customary insurance coverage for property damage and business interruption. With respect to coverage of these losses, the deductible for property damage was $10.0 million per site, while business interruption coverage does not apply for the first 60 days.

        During 2006 and 2007, we recorded insurance recoveries of $37.5 million related to the 2005 Gulf Coast storms. We and our insurers are working to reach a settlement on the remainder of the insurance claim, and we can provide no assurance with respect to the ultimate resolution of this matter. Any future collections will represent income for us upon final settlement.

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant (which we sold in November 2007) experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the remaining operations at the site were shutdown until we restarted operations in the fourth quarter of 2007. The Port Arthur manufacturing plant is covered by property

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CASUALTY LOSSES AND INSURANCE RECOVERIES (Continued)

damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10.0 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60.0 million.

        Through March 31, 2008 we have received partial recovery advances totaling $325.0 million, including $20.0 million of recovery advances agreed to in December 2007 and received in the first quarter of 2008. We have recorded $187.9 million of repair and maintenance costs and fixed costs incurred during the business interruption period against the $325.0 million of partial recovery advances resulting in a deferred insurance recovery gain of $137.1 million. The Reinsurers have failed to process additional requests for interim claim recovery advances pending their further review and adjusting of the overall claim. On August 31, 2007, the Reinsurers filed suit against us and IRIC, our captive insurance company, in the United States District Court for the Southern District of Texas seeking to compel arbitration of certain disputed claims or alternatively seeking a declaratory judgment on disputed claims. See "Note 16. Commitment and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation."

        During the three months ended March 31, 2008, the deferred insurance recovery gain remained unchanged at $137.1 million and is included in Accrued liabilities on the accompanying condensed consolidated balance sheet (unaudited) as of March 31, 2008.

        Future insurance recovery advances, if any, in excess of accrued fixed costs and other expenses relating to the damaged facilities will be recorded as a deferred gain, and any remaining deferred gains associated with this event will not be recognized in our consolidated statements of operations until final settlement is reached with our insurance carriers.

20. INCOME TAXES

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

        On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service ("IRS") related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of uncertain tax positions in other countries, during the three months ended March 31, 2008 we recorded a decrease in unrecognized tax benefits and a corresponding income tax benefit of $18.4 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. INCOME TAXES (Continued)

HUNTSMAN CORPORATION

        We recorded income tax expense of $3.4 million for the three months ended March 31, 2008 and income tax expense of $12.4 million for the three months ended March 31, 2007. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

        Our effective income tax rate was 23% for the three months ended March 31, 2008, which is lower than the U.S. statutory rate of 35%, primarily due to our mix of earnings in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax benefits due to valuation allowances, offset by the discrete benefit for the decrease in unrecognized tax benefits during the quarter. Our effective income tax rate was 21% for the three months ended March 31, 2007, which is lower than the U.S. statutory rate of 35%, primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, losses in tax jurisdictions where we recognize tax benefits and earnings in tax jurisdictions with lower statutory rates. Our effective tax rate increased largely due to income in jurisdictions where we no longer have a valuation allowance and net increases in operating losses in jurisdictions which do not record a tax benefit.

        Merger-related costs of $5.2 million are included in income for the three months ended March 31, 2008 which are not benefited for tax purposes because such costs are not deductible for income tax purposes. See "Note 15. Expenses Associated with the Merger."

HUNTSMAN INTERNATIONAL

        Huntsman International recorded income tax expense of $6.4 million for the three months ended March 31, 2008 and income tax expense of $23.6 million for the three months ended March 31, 2007. Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

        Huntsman International's effective income tax rate was 28% for the three months ended March 31, 2008, which is lower than the U.S. statutory rate of 35%, primarily due to its mix of earnings in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax benefits due to valuation allowances, offset by a discrete benefit from a decrease in unrecognized tax benefits during the quarter. Huntsman International's effective income tax rate was 39% for the three months ended March 31, 2007, which is higher than the U.S. statutory rate of 35% primarily due to its mix of earnings in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax benefits due to valuation allowances. Huntsman International's effective tax rate decreased largely due to the discrete tax benefit from the decrease in unrecognized tax benefits.

21. NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects potential dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. NET INCOME (LOSS) PER SHARE (Continued)

dilutive units had been exercised or converted. On February 16, 2008, the mandatory convertible preferred stock converted into 12,082,475 shares of our common stock.

        Basic and diluted income (loss) weighted average shares are determined as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding	227,069,575	220,783,501
Dilutive securities:
Stock-based awards	530,765	162,363
Preferred stock conversion	6,240,399	12,499,925

Total dilutive shares outstanding assuming conversion	233,840,739	233,445,789

        Additional stock-based awards of 2,417,673 and 5,349,413 weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, and were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

22. OPERATING SEGMENT INFORMATION

        We report our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes, and APAO
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Polymers(1)(2)	LDPE and LLDPE, polypropylene, and EPS
Base Chemicals(2)(3)	olefins and cyclohexane
Corporate and other(1)(3)	styrene

(1)
During 2007, our Australian styrenics business was transferred from our Polymers segment to Corporate and other. All segment information has been reclassified to reflect this transfer.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

(2)
In a series of transactions completed in 2006 and 2007, we sold substantially all of our Polymers and Base Chemicals operations. For more information, see "Note 3. Discontinued Operations."

(3)
Effective in the fourth quarter of 2007, the results of our former U.S. butadiene and MTBE business were reported in Corporate and other. These results were previously reported in our Base Chemicals segment. All segment information has been reclassified to reflect this transfer.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three Months Ended March 31,
	2008	2007
Net Sales:
Polyurethanes	$1,001.7	$840.0
Materials and Effects	622.4	589.6
Performance Products	631.3	551.9
Pigments	285.2	270.2
Corporate and other(2)	39.6	38.1
Eliminations	(39.8)	(37.9)

Total	$2,540.4	$2,251.9

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$131.8	$118.3
Materials and Effects	38.6	57.1
Performance Products	53.0	72.1
Pigments	10.4	23.5
Corporate and other(2)	(63.4)	(41.2)

Subtotal	170.4	229.8
Polymers(3)	1.2	13.4
Base Chemicals(3)	(2.1)	(1.2)

Total	169.5	242.0
Interest expense, net	(64.8)	(73.8)
Income tax expense—continuing operations	(3.4)	(12.4)
Income tax expense—discontinued operations	(0.2)	—
Depreciation and amortization	(93.8)	(109.2)

Net income	$7.3	$46.6

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$131.8	$118.3
Materials and Effects	38.6	57.1
Performance Products	53.0	72.1
Pigments	10.4	23.5
Corporate and other(2)	(60.7)	(45.8)

Subtotal	173.1	225.2
Polymers(3)	1.2	13.4
Base Chemicals(3)	(2.1)	(1.2)

Total	172.2	237.4
Interest expense, net	(64.9)	(74.2)
Income tax expense—continuing operations	(6.4)	(23.6)
Income tax expense—discontinued operations	(0.2)	—
Depreciation and amortization	(88.2)	(103.5)

Net income	$12.5	$36.1

(1)
Segment EBITDA is defined as net income (loss) before interest, income tax, depreciation and amortization, and certain corporate and other items.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

(2)
Corporate and other includes unallocated corporate overhead, loss on sale of accounts receivable, foreign exchange gains or losses, step accounting impacts, our Australian styrenics business, results of our former U.S. butadiene and MTBE business and other non-operating income (expense).

(3)
The operating results of our polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our polymers business is included in the Polymers segment EBITDA and the EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented. For more information, see "Note 3. Discontinued Operations."

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. There are no contractual restrictions limiting transfers of cash from Huntsman International's guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2008
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$2.0	$5.0	$159.3	$—	$166.3
Accounts and notes receivables, net	34.9	163.8	1,070.1	—	1,268.8
Accounts receivable from affiliates	1,528.6	2,338.4	538.4	(4,178.7)	226.7
Inventories, net	93.6	266.6	1,296.1	(8.6)	1,647.7
Prepaid expenses	3.9	13.8	22.6	(9.8)	30.5
Deferred income taxes	9.3	45.6	18.9	1.4	75.2
Other current assets	13.6	0.8	114.2	—	128.6

Total current assets	1,685.9	2,834.0	3,219.6	(4,195.7)	3,543.8
Property, plant and equipment, net	471.4	873.7	2,389.8	2.7	3,737.6
Investment in affiliates	5,632.2	1,700.4	121.4	(7,221.1)	232.9
Intangible assets, net	121.6	0.8	52.4	—	174.8
Goodwill	—	87.0	11.7	(4.1)	94.6
Deferred income taxes	132.1	17.1	219.3	(37.3)	331.2
Notes receivables from affiliates	527.8	2,029.6	8.3	(2,557.4)	8.3
Other noncurrent assets	55.4	137.6	328.2	—	521.2

Total assets	$8,626.4	$7,680.2	$6,350.7	$(14,012.9)	$8,644.4

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$32.8	$296.5	$786.1	$—	$1,115.4
Accounts payable to affiliates	2,630.4	702.5	853.9	(4,178.7)	8.1
Accrued liabilities	115.8	206.7	486.9	(9.9)	799.5
Deferred income taxes	—	—	3.5	—	3.5
Current portion of long-term debt	192.9	—	41.1	—	234.0

Total current liabilities	2,971.9	1,205.7	2,171.5	(4,188.6)	2,160.5
Long-term debt	3,405.6	—	177.0	—	3,582.6
Deferred income taxes	2.2	43.2	128.8	(35.9)	138.3
Notes payable to affiliates	27.7	485.5	2,048.9	(2,557.4)	4.7
Other noncurrent liabilities	184.8	119.1	388.8	(0.7)	692.0

Total liabilities	6,592.2	1,853.5	4,915.0	(6,782.6)	6,578.1

Minority interest in consolidated subsidiaries	—	0.5	24.5	7.1	32.1
Members' equity:
Members' equity	2,851.5	4,780.8	1,294.2	(6,075.0)	2,851.5
Subsidiary preferred stock	—	1.4	1.4	(2.8)	—
(Accumulated deficit) retained earnings	(1,133.6)	432.7	(36.2)	(396.5)	(1,133.6)
Accumulated other comprehensive income	316.3	611.3	151.8	(763.1)	316.3

Total members' equity	2,034.2	5,826.2	1,411.2	(7,237.4)	2,034.2

Total liabilities and members' equity	$8,626.4	$7,680.2	$6,350.7	$(14,012.9)	$8,644.4

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$11.3	$5.7	$136.9	$—	$153.9
Accounts and notes receivables, net	29.9	212.4	1,011.0	—	1,253.3
Accounts receivable from affiliates	1,527.9	2,438.6	532.1	(4,305.5)	193.1
Inventories, net	96.1	233.7	1,130.4	(8.3)	1,451.9
Prepaid expenses	5.9	26.5	24.3	(19.6)	37.1
Deferred income taxes	9.3	45.6	18.1	1.4	74.4
Other current assets	9.8	1.1	101.8	—	112.7

Total current assets	1,690.2	2,963.6	2,954.6	(4,332.0)	3,276.4
Property, plant and equipment, net	471.0	837.6	2,244.9	2.8	3,556.3
Investment in affiliates	5,345.1	1,597.3	114.9	(6,829.5)	227.8
Intangible assets, net	127.8	1.8	47.8	—	177.4
Goodwill	—	87.1	9.5	(4.1)	92.5
Deferred income taxes	85.1	16.6	210.9	(12.6)	300.0
Notes receivables from affiliates	517.7	1,726.5	8.4	(2,244.2)	8.4
Other noncurrent assets	57.1	97.8	301.4	—	456.3

Total assets	$8,294.0	$7,328.3	$5,892.4	$(13,419.6)	$8,095.1

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$40.6	$258.4	$706.4	$—	$1,005.4
Accounts payable to affiliates	2,682.4	707.6	930.5	(4,305.5)	15.0
Accrued liabilities	100.8	237.8	462.0	(19.6)	781.0
Deferred income taxes	—	—	3.2	—	3.2
Current portion of long-term debt	26.6	—	41.9	—	68.5

Total current liabilities	2,850.4	1,203.8	2,144.0	(4,325.1)	1,873.1
Long-term debt	3,342.9	—	157.4	—	3,500.3
Deferred income taxes	2.2	11.4	121.7	(11.0)	124.3
Notes payable to affiliates	27.7	477.2	1,744.1	(2,244.3)	4.7
Other noncurrent liabilities	181.4	121.8	374.3	(0.7)	676.8

Total liabilities	6,404.6	1,814.2	4,541.5	(6,581.1)	6,179.2

Minority interest in consolidated subsidiaries	—	0.5	19.0	7.0	26.5
Members' equity:
Members' equity	2,845.4	4,672.2	1,296.4	(5,968.6)	2,845.4
Subsidiary preferred stock	—	1.5	1.4	(2.9)	—
(Accumulated deficit) retained earnings	(1,142.9)	383.5	(3.4)	(380.1)	(1,142.9)
Accumulated other comprehensive income	186.9	456.4	37.5	(493.9)	186.9

Total members' equity	1,889.4	5,513.6	1,331.9	(6,845.5)	1,889.4

Total liabilities and members' equity	$8,294.0	$7,328.3	$5,892.4	$(13,419.6)	$8,095.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$211.1	$647.5	$1,656.5	$—	$2,515.1
Related party sales	119.1	98.3	276.3	(468.4)	25.3

Total revenues	330.2	745.8	1,932.8	(468.4)	2,540.4
Cost of goods sold	264.2	669.1	1,704.0	(467.9)	2,169.4

Gross profit	66.0	76.7	228.8	(0.5)	371.0
Selling, general and administrative	14.7	32.6	181.3	(0.2)	228.4
Research and development	12.7	7.2	19.1	—	39.0
Other operating expense (income)	31.9	(32.1)	10.6	—	10.4
Restructuring, impairment and plant closing costs	0.1	—	3.9	—	4.0

Operating income	6.6	69.0	13.9	(0.3)	89.2
Interest (expense) income, net	(56.2)	23.9	(32.6)	—	(64.9)
Gain (loss) on accounts receivable securitization program	2.8	(3.3)	(4.1)	—	(4.6)
Equity in income (loss) of investment in affiliates and subsidiaries	23.7	(4.8)	3.1	(18.9)	3.1
Other income	0.1	—	0.1	—	0.2

(Loss) income from continuing operations before income taxes and minority interest	(23.0)	84.8	(19.6)	(19.2)	23.0
Income tax benefit (expense)	35.9	(33.7)	(8.6)	—	(6.4)
Minority interest in subsidiaries' income	—	—	(3.4)	—	(3.4)

Income (loss) from continuing operations	12.9	51.1	(31.6)	(19.2)	13.2
(Loss) income from discontinued operations, net of tax	(0.4)	0.8	(1.5)	—	(1.1)
Extraordinary gain on the acquisition of a business, net of tax	—	—	0.4	—	0.4

Net income (loss)	$12.5	$51.9	$(32.7)	$(19.2)	$12.5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$224.3	$547.3	$1,431.7	$—	$2,203.3
Related party sales	124.1	108.5	246.8	(430.8)	48.6

Total revenues	348.4	655.8	1,678.5	(430.8)	2,251.9
Cost of goods sold	264.1	563.6	1,462.6	(430.9)	1,859.4

Gross profit	84.3	92.2	215.9	0.1	392.5
Selling, general and administrative	49.2	20.8	137.5	(0.2)	207.3
Research and development	9.7	8.3	15.3	—	33.3
Other operating expense (income)	5.0	(7.1)	4.4	—	2.3
Restructuring, impairment and plant closing costs	—	0.1	11.1	—	11.2

Operating income	20.4	70.1	47.6	0.3	138.4
Interest expense, net	(0.4)	(41.7)	(32.1)	—	(74.2)
Gain (loss) on accounts receivable securitization program	0.4	(1.8)	(2.8)	—	(4.2)
Equity in income of investment in affiliates and subsidiaries	18.0	14.1	2.2	(32.1)	2.2
Other (expense) income	(1.8)	(0.1)	0.6	—	(1.3)

Income from continuing operations before income taxes and minority interest	36.6	40.6	15.5	(31.8)	60.9
Income tax benefit (expense)	0.7	(11.9)	(12.4)	—	(23.6)
Minority interest in subsidiaries' income	—	(4.0)	(0.4)	4.0	(0.4)

Income from continuing operations	37.3	24.7	2.7	(27.8)	36.9
Income (loss) from discontinued operations, net of tax	3.4	(5.3)	(1.3)	—	(3.2)
Extraordinary (loss) gain on the acquisition of a business, net of tax	(4.6)	—	7.0	—	2.4

Net income	$36.1	$19.4	$8.4	$(27.8)	$36.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(27.2)	$188.4	$(164.9)	$—	$(3.7)

Investing activities:
Capital expenditures	(11.9)	(40.8)	(56.7)	—	(109.4)
Proceeds from sale of assets, net of adjustments	—	(22.0)	—	—	(22.0)
Net receivable from affiliates	(29.3)	(231.3)	—	231.3	(29.3)
Investment in affiliates, net	(107.2)	1.4	0.2	107.2	1.6
Other, net	—	(4.3)	0.2	—	(4.1)

Net cash used in investing activities	(148.4)	(297.0)	(56.3)	338.5	(163.2)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	179.6	—	(2.1)	—	177.5
Net repayments of overdraft facilities	—	—	(3.7)	—	(3.7)
Repayment of long-term debt	—	—	(1.0)	—	(1.0)
Proceeds from long-term debt	—	—	17.1	—	17.1
Intercompany borrowings	—	—	231.3	(231.3)	—
(Repayments of) proceeds from notes payable	(13.3)	—	0.2	—	(13.1)
Contribution from parent	—	108.2	—	(108.2)	—
Other, net	—	(0.3)	(1.0)	1.0	(0.3)

Net cash provided by financing activities	166.3	107.9	240.8	(338.5)	176.5

Effect of exchange rate changes on cash	—	—	2.8	—	2.8

(Decrease) increase in cash and cash equivalents	(9.3)	(0.7)	22.4	—	12.4
Cash and cash equivalents at beginning of period	11.3	5.7	136.9	—	153.9

Cash and cash equivalents at end of period	$2.0	$5.0	$159.3	$—	$166.3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007
(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$297.8	$(230.7)	$(100.4)	$—	$(33.3)

Investing activities:
Capital expenditures	(6.2)	(43.9)	(55.1)	—	(105.2)
Proceeds from sale of assets	—	—	15.8	—	15.8
Net receivable from affiliates	(384.7)	(25.8)	—	410.5	—
Investment in affiliates, net	59.7	1.0	(14.0)	(59.7)	(13.0)
Other, net	—	—	(0.4)	—	(0.4)

Net cash used in investing activities	(331.2)	(68.7)	(53.7)	350.8	(102.8)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	109.0	—	(15.3)	—	93.7
Net borrowings on overdraft facilities	—	—	12.3	—	12.3
Repayments of long-term debt	(225.2)	(0.1)	(0.6)	—	(225.9)
Proceeds from long-term debt	152.8	—	16.2	—	169.0
Intercompany borrowings	—	384.7	25.8	(410.5)	—
Repayments of notes payable	(18.3)	—	(0.1)	—	(18.4)
Proceeds from notes payable	—	—	2.3	—	2.3
Call premiums related to early extinguishment of debt	(1.2)	—	—	—	(1.2)
Debt issuance costs paid	(1.7)	—	—	—	(1.7)
(Distribution to) contribution from parent, net	—	(84.2)	24.5	59.7	—
Other, net	(0.1)	—	—	—	(0.1)

Net cash provided by financing activities	15.3	300.4	65.1	(350.8)	30.0

Effect of exchange rate changes on cash	1.8	—	1.8	—	3.6

(Decrease) increase in cash and cash equivalents	(16.3)	1.0	(87.2)	—	(102.5)
Cash and cash equivalents at beginning of period	18.1	—	227.9	—	246.0

Cash and cash equivalents at end of period	$1.8	$1.0	$140.7	$—	$143.5

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

Business

        We are a global manufacturer of differentiated chemical products; we also manufacture inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the three months ended March 31, 2008 and 2007 of $2,540.4 million and $2,251.9 million, respectively.

        We currently report our operations in four segments: Polyurethanes, Materials and Effects, Performance Products and Pigments. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated chemical products and our Pigments segment produces inorganic chemical products. Our former Polymers and Base Chemicals segments produced commodity chemical products prior to the dispositions discussed in "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

RECENT DEVELOPMENTS

Pending Sale of Our Company

        On July 12, 2007, we entered into the Merger Agreement with Hexion pursuant to which Hexion agreed to acquire all of our outstanding common stock for $28.00 per share in cash. Under the terms of the Merger Agreement, the $28.00 per share cash price to be paid by Hexion increases at the rate of 8% per annum (inclusive of any dividends paid) beginning April 6, 2008 and continuing through the closing date of the Merger.

        On October 16, 2007, our stockholders holding a majority of the shares entitled to vote thereon approved a proposal to adopt the Merger Agreement. Notwithstanding stockholder approval, the Merger cannot be completed until each of the other closing conditions specified in the Merger Agreement has been satisfied or waived. The closing conditions include, among others, the expiration of waiting periods or grants of approvals under competition laws in the United States, European Union and certain other jurisdictions. Both parties intend to cooperate fully, and continue to work closely, with regulatory agencies in these jurisdictions, including the FTC and the European Commission.

        The Merger Agreement provides that the Merger may be terminated by either party if it is not consummated by April 5, 2008, subject to certain extensions for approximately six months or more under certain circumstances. On April 5, 2008, Hexion exercised its right under Section 7.1(b)(ii) of the Merger Agreement to extend the termination date of the Merger by 90 days from April 5, 2008 to July 4, 2008. Under certain circumstances, the termination date may be extended by an additional 90 days (or more in the event that Hexion's financing marketing period begins but does not end by the end of the additional 90 day extension). The entire time period allowable under the Merger Agreement may be required to satisfy all closing conditions and to complete the Merger.

        For more information regarding the Merger, please see our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2007. For information regarding certain risks associated with the Merger, please also see "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three months ended March 31, 2008 and 2007 (dollars in millions):

Huntsman Corporation

	Three Months Ended March 31,
			Percent Change
	2008	2007
Revenues	$2,540.4	$2,251.9	13%
Cost of goods sold	2,173.5	1,860.9	17%

Gross profit	366.9	391.0	(6)%
Operating expenses	276.8	242.9	14%
Restructuring, impairment and plant closing costs	4.0	11.2	(64)%

Operating income	86.1	136.9	(37)%
Interest expense, net	(64.8)	(73.8)	(12)%
Loss on accounts receivable securitization program	(4.6)	(4.2)	10%
Equity in income of investment in unconsolidated affiliates	3.1	2.2	41%
Expenses associated with the Merger	(5.2)	—	NM
Other income (expense)	0.2	(0.9)	NM

Income from continuing operations before income taxes and minority interest	14.8	60.2	(75)%
Income tax expense	(3.4)	(12.4)	(73)%
Minority interests in subsidiaries' income	(3.4)	(0.4)	750%

Income from continuing operations	8.0	47.4	(83)%
Loss from discontinued operations, net of tax	(1.1)	(3.2)	(66)%
Extraordinary gain on the acquisition of a business, net of tax	0.4	2.4	(83)%

Net income	7.3	46.6	(84)%
Interest expense, net	64.8	73.8	(12)%
Income tax expense from continuing operations	3.4	12.4	(73)%
Income tax expense from discontinued operations	0.2	—	NM
Depreciation and amortization	93.8	109.2	(14)%

EBITDA(1)	$169.5	$242.0	(30)%

Net cash used in operating activities	$(9.6)	$(30.8)	(69)%
Net cash used in investing activities	(130.3)	(99.2)	31%
Net cash provided by financing activities	149.5	6.7	NM

Huntsman International

	Three Months Ended March 31,
			Percent Change
	2008	2007
Revenues	$2,540.4	$2,251.9	13%
Cost of goods sold	2,169.4	1,859.4	17%

Gross profit	371.0	392.5	(5)%
Operating expenses	277.8	242.9	14%
Restructuring, impairment and plant closing costs	4.0	11.2	(64)%

Operating income	89.2	138.4	(36)%
Interest expense, net	(64.9)	(74.2)	(13)%
Loss on accounts receivable securitization program	(4.6)	(4.2)	10%
Equity in income of investment in unconsolidated affiliates	3.1	2.2	41%
Other income (expense)	0.2	(1.3)	NM

Income from continuing operations before income taxes and minority interest	23.0	60.9	(62)%
Income tax expense	(6.4)	(23.6)	(73)%
Minority interest in subsidiaries' income	(3.4)	(0.4)	750%

Income from continuing operations	13.2	36.9	(64)%
Loss from discontinued operations, net of tax	(1.1)	(3.2)	(66)%
Extraordinary gain on the acquisition of a business, net of tax	0.4	2.4	(83)%

Net income	12.5	36.1	(65)%
Interest expense, net	64.9	74.2	(13)%
Income tax expense from continuing operations	6.4	23.6	(73)%
Income tax expense from discontinued operations	0.2	—	NM
Depreciation and amortization	88.2	103.5	(15)%

EBITDA(1)	$172.2	$237.4	(27)%

Net cash used in operating activities	$(3.7)	$(33.3)	(89)%
Net cash used in investing activities	(163.2)	(102.8)	59%
Net cash provided by financing activities	176.5	30.0	488%

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three Months Ended March 31,
	2008	2007
Foreign exchange losses—unallocated	$(4.5)	$(2.8)
Loss on early extinguishment of debt	—	(1.4)
Loss on accounts receivable securitization program	(4.6)	(4.2)
Amounts included in discontinued operations	(0.9)	10.6
Gain on sale of assets, net	—	4.1
Expenses associated with the Merger	(5.2)	—
Extraordinary gain on the acquisition of a business	0.4	2.4
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	—
Materials and Effects	(1.4)	(5.8)
Performance Products	(0.1)	(0.1)
Pigments	(1.3)	0.5
Corporate and other	(1.2)	(5.8)

Total restructuring, impairment and plant closing costs	(4.0)	(11.2)

Total	$(18.8)	$(2.5)

Huntsman International

	Three Months Ended March 31,
	2008	2007
Foreign exchange losses—unallocated	$(4.5)	$(2.8)
Loss on early extinguishment of debt	—	(1.8)
Loss on accounts receivable securitization program	(4.6)	(4.2)
Amounts included in discontinued operations	(0.9)	10.6
Gain on sale of assets, net	—	4.1
Extraordinary gain on the acquisition of a business	0.4	2.4
Restructuring, impairment and plant closing (costs) credits:
Polyurethanes	—	—
Materials and Effects	(1.4)	(5.8)
Performance Products	(0.1)	(0.1)
Pigments	(1.3)	0.5
Corporate and other	(1.2)	(5.8)

Total restructuring, impairment and plant closing costs	(4.0)	(11.2)

Total	$(13.6)	$(2.9)

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

        For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income and to net cash used in operations (dollars in millions):

Huntsman Corporation

	Three Months Ended March 31,
			Percent Change
	2008	2007
EBITDA	$169.5	$242.0	(30)%
Depreciation and amortization	(93.8)	(109.2)	(14)%
Interest expense, net	(64.8)	(73.8)	(12)%
Income tax expense from continuing operations	(3.4)	(12.4)	(73)%
Income tax expense from discontinued operations	(0.2)	—	NM

Net income	7.3	46.6	(84)%
Extraordinary gain on the acquisition of a business, net of tax	(0.4)	(2.4)	(83)%
Equity in income of investment in unconsolidated affiliates	(3.1)	(2.2)	41%
Depreciation and amortization	93.8	109.2	(14)%
Loss (gain) on disposal of assets	1.3	(3.2)	NM
Noncash restructuring, impairment and plant closing costs	1.1	5.8	(81)%
Loss on early extinguishment of debt	—	1.4	NM
Noncash interest expense	2.2	1.0	120%
Deferred income taxes	(5.1)	4.2	NM
Unrealized loss (gain) on foreign currency transactions	14.7	(4.8)	NM
Other, net	3.7	11.6	(68)%
Changes in operating assets and liabilities	(125.1)	(198.0)	(37)%

Net cash used in operating activities	$(9.6)	$(30.8)	(69)%

Huntsman International

	Three Months Ended March 31,
			Percent Change
	2008	2007
EBITDA	$172.2	$237.4	(27)%
Depreciation and amortization	(88.2)	(103.5)	(15)%
Interest expense, net	(64.9)	(74.2)	(13)%
Income tax expense from continuing operations	(6.4)	(23.6)	(73)%
Income tax expense from discontinued operations	(0.2)	—	NM

Net income	12.5	36.1	(65)%
Extraordinary gain on the acquisition of a business, net of tax	(0.4)	(2.4)	(83)%
Equity in income of investment in unconsolidated affiliates	(3.1)	(2.2)	41%
Depreciation and amortization	88.2	103.5	(15)%
Loss (gain) on disposal of assets, net	1.3	(3.2)	NM
Noncash restructuring, impairment and plant closing costs	1.1	5.8	(81)%
Loss on early extinguishment of debt	—	1.8	NM
Noncash interest expense	2.2	1.1	100%
Deferred income taxes	(2.1)	15.4	NM
Unrealized loss (gain) on foreign currency transactions	14.7	(4.8)	NM
Other, net	3.7	6.9	(46)%
Changes in operating assets and liabilities	(121.8)	(191.3)	(36)%

Net cash used in operating activities	$(3.7)	$(33.3)	(89)%

NM—Not Meaningful

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

        For the three months ended March 31, 2008, we had net income of $7.3 million on revenues of $2,540.4 million, compared with net income of $46.6 million on revenues of $2,251.9 million for the 2007 period. For the three months ended March 31, 2008, Huntsman International had net income of $12.5 million on revenues of $2,540.4 million compared with net income of $36.1 million on revenues of $2,251.9 million for the 2007 period. The decrease of $39.3 million in our net income and the decrease of $23.6 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the three months ended March 31, 2008 increased by $288.5 million, or 13%, as compared with the 2007 period due principally to higher average selling prices in all of our segments and higher sales volumes in our Polyurethanes segment, partially offset by lower sales volumes in our Performance Products and Materials and Effects segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2008 decreased by $24.1 million and $21.5 million, or 6% and 5%, respectively, as compared with the 2007 period. Lower gross profit in our Materials and Effects, Performance Products and Pigments segments was offset somewhat by higher gross profit in our Polyurethanes segment. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2008 increased by $33.9 million and $34.9 million, or 14% each, as compared with the 2007 period. The increase resulted from a $9.2 million increase in foreign exchange losses ($10.1 million of losses in the 2008 period as compared with $0.9 million of losses in the 2007 period), a $5.7 million increase in research and development costs, a $4.8 million increase in corporate information technology costs and higher overall selling, general and administrative costs, which largely resulted from the weakening of the U.S. dollar versus relevant currencies.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2008 decreased to $4.0 million from $11.2 million in the 2007 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended March 31, 2008 decreased by $9.0 million and $9.3 million, or 12% and 13%, respectively, as compared with the 2007 period. This decrease was primarily due to lower average interest rates on borrowings.

  •
  Expenses related to the Merger consisted primarily of Merger-related professional fees and board of directors fees. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense and Huntsman International's income tax expense decreased by $9.0 million and $17.2 million, respectively, or 73% each, as compared with the same period in 2007. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. On April 12, 2007, we received a Revenue Agent Report from the IRS related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of uncertain tax positions in other countries, during the three months ended March 31, 2008 we and Huntsman International recorded a decrease in unrecognized tax benefits and a corresponding income tax benefit of $18.4 million. For more information concerning taxes, see "Note 20. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our loss from discontinued operations and Huntsman International's loss from discontinued operations for the three months ended March 31, 2008 decreased by $2.1 million, or 66%, compared with the same period in 2007. The loss from discontinued operations represents the operating results, impairment and gain (loss) on disposal with respect to each of our U.S. base chemicals business, our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The extraordinary gain on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. During the three months ended March 31, 2008, we recorded an extraordinary gain on the acquisition of $0.4 million related to a reimbursement by Ciba of certain restructuring costs associated with the Textile Effects Acquisition. During the three months ended March 31, 2007, we adjusted the preliminary purchase price allocation and finalized post-closing working capital adjustments, resulting in our recording an extraordinary gain on the acquisition of $2.4 million. For more information, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Three Months Ended March 31,
			Percent Change
	2008	2007
Revenues
Polyurethanes	$1,001.7	$840.0	19%
Materials and Effects	622.4	589.6	6%
Performance Products	631.3	551.9	14%
Pigments	285.2	270.2	6%
Corporate and other	39.6	38.1	4%
Eliminations	(39.8)	(37.9)	5%

Total	$2,540.4	$2,251.9	13%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$131.8	$118.3	11%
Materials and Effects	38.6	57.1	(32)%
Performance Products	53.0	72.1	(26)%
Pigments	10.4	23.5	(56)%
Corporate and other	(63.4)	(41.2)	54%

Subtotal	170.4	229.8	(26)%
Polymers	1.2	13.4	(91)%
Base Chemicals	(2.1)	(1.2)	75%

Total	$169.5	$242.0	(30)%

Huntsman International
Segment EBITDA
Polyurethanes	$131.8	$118.3	11%
Materials and Effects	38.6	57.1	(32)%
Performance Products	53.0	72.1	(26)%
Pigments	10.4	23.5	(56)%
Corporate and other	(60.7)	(45.8)	33%

Subtotal	173.1	225.2	(23)%
Polymers	1.2	13.4	(91)%
Base Chemicals	(2.1)	(1.2)	75%

Total	$172.2	$237.4	(27)%

Polyurethanes

        For the three months ended March 31, 2008, Polyurethanes segment revenues increased primarily as a result of 15% higher average selling prices and 3% higher sales volumes. MDI average selling prices increased by 8% in response to higher raw material costs and were also impacted by foreign exchange movements as the U.S. dollar weakened against the relevant currencies. MDI sales volumes also increased driven by strong growth in global emerging markets, offset by lower volumes in certain residential construction-related markets in North America, partially attributable to lower sales volumes to certain customers due to our pending merger. PO volumes increased due to improved productivity and stronger demand while average selling prices for PO and co-product MTBE were higher primarily in response to higher raw materials and energy costs. Segment EBITDA increased principally due to stronger PO and co-product MTBE margins. Margins were higher as increased sales volumes combined with higher selling prices more than offset sharply higher raw material and energy costs and selling, general and administrative expenses.

Materials and Effects

        For the three months ended March 31, 2008, Materials and Effects segment revenues increased primarily as a result of 11% higher average selling prices in response to higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against the relevant currencies, offset in part by 5% lower sales volumes. Sales volumes in our advanced materials business decreased by 2% primarily in Europe and the Americas, partially attributable to lower sales volumes to certain customers due to our pending merger, whereas sales volumes on our textile effects business decreased by 10% primarily as a result of slowdown in western European markets. Segment EBITDA decreased principally on lower margins as raw material and energy costs increased by more than average selling prices and higher foreign currency transaction losses of $8.0 million ($6.5 million of losses in the 2008 period as compared with $1.5 million of gains in the 2007 period). During the three months ended March 31, 2008 and 2007, our Materials and Effects segment recorded restructuring and plant closing charges of $1.4 million and $5.8 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        For the three months ended March 31, 2008, Performance Products segment revenues increased primarily as a result of 29% higher average selling prices in all of its businesses in response to higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against the relevant currencies, offset in part by 12% lower sales volumes resulting from increased tolling of ethylene glycol and less olefin by-product sales. Segment EBITDA decreased principally on lower margins, as raw material and energy costs increased by more than average selling prices, and higher indirect costs. In addition, the Port Neches, Texas intermediates and olefins facility underwent an extended turnaround and inspection during the quarter.

Pigments

        For the three months ended March 31, 2008, Pigments segment revenues increased due to a 5% increase in average selling prices as volumes remained relatively unchanged. Average selling prices increased primarily as a result of favorable foreign exchange movements as the U.S. dollar weakened against the relevant currencies, partially offset by lower average selling prices in local currencies, particularly in Europe and North America due to competitive markets. Segment EBITDA decreased principally due to reduced margins resulting from higher raw material and energy prices and lower average selling prices in local currencies. During the three months ended March 31, 2008 and 2007, our Pigments segment recorded restructuring and plant closing charges of $1.3 million and a credit of $0.5 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain on acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business. For the three months ended March 31, 2008, EBITDA from corporate and other items decreased by $22.2 million to a loss of $63.4 million from a loss of $41.2 million for the 2007 period. The reduction in EBITDA resulted partially from $5.2 million of expenses incurred during the first quarter of 2008 associated with the Merger. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, 2008 EBITDA was lower due to $4.8 million of higher corporate information technology costs, $1.8 million of increased losses in the Australian styrenics business and higher minority interest in subsidiaries' income of $3.0 million. Corporate and other EBITDA was further reduced because of increased unallocated foreign exchange losses of $1.7 million in the 2008 period ($4.5 million of losses in the 2008 period as compared with $2.8 million of losses in the 2007 period) and a decrease in extraordinary gain of $2.0 million ($2.4 million recorded in the 2007 period compared to $0.4 million in the 2008 period) related to the Textile Effects Acquisition. For more information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain on acquisition of a business and the operating results of our Australian styrenics business. For the three months ended March 31, 2008, EBITDA from corporate and other items decreased by $14.9 million to a loss of $60.7 million from a loss of $45.8 million for the 2007 period. The reduction in EBITDA resulted primarily from $4.8 million of higher corporate information technology costs, $1.8 million of increased losses in the Australian styrenics business and higher minority interest in subsidiaries' income of $3.0 million. In addition, Corporate and other EBITDA was lower because of higher unallocated foreign exchange losses of $1.7 million in the 2008 period ($4.5 million of losses in the 2008 period as compared with $2.8 million of losses in the 2007 period) and a decrease in extraordinary gain of $2.0 million ($2.4 million recorded in 2007 versus $0.4 million in 2008) related to the Textile Effects Acquisition. For more information regarding the extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Polymers

        The operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the three months ended March 31, 2008, Polymers segment EBITDA decreased by $12.2 million, or 91%, as compared with the 2007 period. This decrease in Polymers segment EBITDA resulted from the sale of this business on August 1, 2007. For more information, see "Note 3. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

        The operating results of our base chemicals business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the three months ended March 31, 2008, Base Chemicals segment EBITDA decreased to a loss of $2.1 million, as compared with a loss of $1.2 million in the 2007 period. This decrease in Base Chemicals segment EBITDA resulted from the sale of this business on November 5, 2007. For more information, see "Note 3. Discontinued Operations—U.S. Base Chemicals Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $9.6 million and $30.8 million, respectively. The reduction in cash used in operating activities was primarily attributable to a $109.0 million favorable variance in working capital changes for the three months ended March 31, 2008 as compared with the same period in 2007, mainly offset by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $130.3 million and $99.2 million, respectively. During the three months ended March 31, 2008 and 2007, we paid $109.4 million and $105.2 million, respectively, for capital expenditures. During the three months ended March 31, 2008, we made $22.0 million of payments related to certain expenditures for the rebuild of our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds. See "Note 3. Discontinued Operations—U.S. Base Chemicals" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        Net cash provided by financing activities for the three months ended March 31, 2008 was $149.5 million as compared with $6.7 million in the 2007 period. This increase in net cash provided by financing activities was primarily due to higher borrowings under our revolving loan facilities and lower net repayments of debt in the 2008 period as compared to the 2007 period.

Changes in Financial Condition

        The following information summarizes our working capital position as of March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31, 2008	December 31, 2007	Increase (Decrease)	Percent Change
Cash and cash equivalents	$166.4	$154.0	$12.4	8%
Accounts receivable, net	1,284.5	1,262.7	21.8	2%
Inventories, net	1,647.7	1,451.9	195.8	13%
Prepaid expenses	32.9	37.4	(4.5)	(12)%
Deferred income taxes	73.4	72.6	0.8	1%
Other current assets	129.0	116.6	12.4	11%

Total current assets	3,333.9	3,095.2	238.7	8%

Accounts payable	1,127.1	1,018.4	108.7	11%
Accrued liabilities	900.4	885.2	15.2	2%
Deferred income taxes	3.4	3.2	0.2	6%
Current portion of long-term debt	234.0	68.5	165.5	242%

Total current liabilities	2,264.9	1,975.3	289.6	15%

Working capital	$1,069.0	$1,119.9	$(50.9)	(5)%

        Our working capital decreased by $50.9 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $12.4 million resulted from the matters identified in the condensed consolidated statements of cash flows contained in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Inventories increased by $195.8 million mainly due to higher raw material costs and the effects of the weaker U.S. dollar versus relevant currencies. Additionally, inventory volumes increased in preparation for seasonal increased demand in the second quarter and in preparation for planned maintenance outages.

  •
  Other current assets increased by $12.4 million primarily as a result of an increase in income taxes receivable of $8.9 million.

  •
  The increase in accounts payable of $108.7 million was primarily due to an increase in inventories.

  •
  Current portion of long term debt increased $165.5 million due to an increase in borrowing under the Revolving Facility primarily used to fund working capital and operational requirements. The Revolving Facility matures in August 2010.

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

Transactions Affecting our Senior Credit Facilities

        As of March 31, 2008, our Senior Credit Facilities consisted of (i) the $650.0 million Revolving Facility and (ii) the $1,540.0 million Dollar Term Loan. As of March 31, 2008, there were $179.6 million borrowings outstanding under our Revolving Facility, and we had approximately $41 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

        As of March 31, 2008, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in our credit agreements. The credit agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. Our Senior Credit Facilities agreements provide for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, the Australian Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2008, we had $630.0 million of combined cash and combined unused borrowing capacity, consisting of $166.4 million in cash, $429.4 million in availability under our Revolving Facility, $2.8 million attributable to our European overdraft facility and $31.4 million in availability under our A/R Securitization Program.

        Our liquidity has been significantly impacted by recent transactions and increases in working capital. In addition, we spent $28.6 million during the three months ended March 31, 2008 on scheduled maintenance, repairs and catalyst replacement (turnaround) at our Performance Products manufacturing site in Port Neches, Texas. We anticipate that, during the second quarter of 2008, our liquidity will be impacted as follows:

  •
  Further volatility in net working capital resulting from seasonal second quarter increased sales and overall business operations.

  •
  Estimated remaining spending on the Port Neches turnaround of approximately $36 million.

  •
  We have commenced construction of an ethyleneamines manufacturing facility in Jubail Industrial City, Saudi Arabia with Zamil Group, our 50% partner. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity provided on a 50/50 basis by us and Zamil Group. We estimate that our equity contribution of approximately $43.5 million (of which $8.1 million was spent through March 31, 2008) will be completed in the second quarter of 2008. We expect to finance our share of the equity contribution through a combination of an external loan of approximately $10 million, cash flows from operations and available liquidity. We expect to provide a guarantee to certain banks limited to $10.0 million as stand-by equity which will remain in place until the successful start-up of the facility. We expect the manufacturing facility to come on line in early 2010 with annual capacity of 60 million pounds.

  •
  On April 1, 2008, we funded a deposit of RMB 166.0 million (approximately $23.7 million) with a supplier of crude MDI in China.

  •
  As a result of the fire damage at our former Port Arthur, Texas facility that occurred on April 29, 2006, we have received and anticipate receiving additional settlements of insurance claims. We completed the rebuild and commissioning of the facility in the fourth quarter of 2007. As of March 31, 2008, we estimate that our remaining payment related to certain expenditures for the rebuild of the facility was $17.5 million, for which we have accrued a liability. We expect to settle this obligation during the second quarter of 2008. The settlement of insurance claims will continue during 2008. See "Note 16. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Capital Expenditures

        We incurred capital expenditures of $109.4 million for the three months ended March 31, 2008 as compared with $105.2 million in the 2007 period. The capital expenditures for the three months ended March 31, 2008 included spending on various projects including the maleic anhydride expansion at our Geismar, Louisiana site, as well as the expansion at our Greatham, U.K. titanium dioxide facility. Capital expenditures for the three months ended March 31, 2007 included spending for the rebuild of our fire damaged Port Arthur, Texas ethylene facility.

        We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We expect to spend, in total, approximately $440 million on capital projects in 2008.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our A/R Securitization Program, see "Note 10. Securitization of Accounts Receivable" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Financing of Chinese MDI Facilities

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of March 31, 2008, there were $81.1 million and RMB 1,003 million ($143.0 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee was nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 16. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 17. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

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

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. As of March 31, 2008 these contracts had a notional amount of approximately $111 million and are designated as cash flow hedges. As of March 31, 2008 these contracts had a fair value of $2.0 million and were recorded in other current assets. For the three months ended March 31, 2008, the effective portion of the changes in the fair value of $1.5 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.4 million recorded in sales and a credit of $0.1 million recorded in cost of sales. As of December 31, 2007, and for the three months ended March 31, 2008, the fair value and realized gains (losses) of other outstanding foreign currency rate hedging contracts were not significant.

        We have a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. On maturity, August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of March 31, 2008, the fair value of this swap was $31.7 million and was recorded in other noncurrent liabilities in our balance sheet. We recorded an unrealized foreign currency loss on this swap of $13.6 million in the statement of operations for the three months ended March 31, 2008.

        We also have a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of March 31, 2008, the fair value of this swap was $16.5 million and was recorded in other noncurrent liabilities in our balance sheet. For the three months ended March 31, 2008, the effective portion of the changes in the fair value of $8.0 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.1 million recorded in interest expense.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of March 31, 2008, we have designated €450.6 million of debt and swaps as net investment hedges. As of March 31, 2008, we had approximately €1,084 million in net euro-denominated assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we cannot give any assurance that our internal controls over financial reporting will be completely effective. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ENVIRONMENTAL ENFORCEMENT PROCEEDINGS

        On occasion, we receive notices of violation, enforcement or other complaints from regulatory agencies alleging non-compliance with applicable EHS laws. Based on currently available information and our past experience, we do not believe that the resolution of any pending or threatened environmental enforcement proceedings will have a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the State of Texas settled an air enforcement case with us relating to our Port Arthur plant. Under the settlement, we were required to pay a civil penalty of $7.5 million over more than four years, undertake environmental monitoring projects totaling about $1.5 million in costs, and pay $0.4 million in attorneys' fees to the Texas Attorney General. As of March 31, 2008, we have paid the full penalty and attorneys' fees. The monitoring projects were completed in 2007; on January 23, 2008, the State of Texas discharged Huntsman from any further obligations relating to this matter.

        On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas, Plant Fire" to our consolidated financial statements included elsewhere in this report. There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a straight run of pipe which had been weakened by undetected external corrosion under insulation. The Texas Commission on Environmental Quality (the "TCEQ") has proposed, and we have accepted, a penalty of approximately $0.1 million for alleged excessive environmental releases occurring as a consequence of the fire. The settlement is awaiting approval of the TCEQ.

        In May 2007, our operation in Wilton, U.K., allegedly caused a discharge of wastewater effluent to be made to Northumbrian Water's Bran Sands treatment facility that contained elevated levels of nitrobenzene. Northumbrian Water alleges that this discharge caused a disruption of its treatment facility which, in turn, exceeded its discharge consent from the U.K. Environment Agency. The Environmental Agency is investigating a possible prosecution against Northumbrian Water and/or us for the breach. Northumbrian Water has threatened to prosecute our subsidiary in the U.K. To date, however, no charges have been filed.

OTHER LEGAL PROCEEDINGS

        For a discussion of other legal proceedings, see "Note 16. Commitments and Contingencies—Legal Matters" and "Note 17. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report and incorporated herein by reference.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the first quarter of 2008. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	—	—	—
February	107,664	$23.24	—	—
March	40,922	$24.13	—	—

Total	148,586	$23.48	—	—

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008

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