Form 10-Q
period 2008-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2008-08-07
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

         On August 4, 2008, 234,457,138 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$140.7	$154.0
Restricted cash	3.4	—
Accounts and notes receivables (net of allowance for doubtful accounts of $42.5 and $43.3, respectively)	1,385.8	1,253.3
Accounts receivable from affiliates	18.6	9.4
Inventories, net	1,564.6	1,451.9
Prepaid expenses	27.6	37.4
Deferred income taxes	73.3	72.6
Other current assets	110.9	116.6

Total current assets	3,324.9	3,095.2
Property, plant and equipment, net	3,927.4	3,762.6
Investment in unconsolidated affiliates	270.1	227.8
Intangible assets, net	165.5	173.2
Goodwill	95.3	92.5
Deferred income taxes	383.2	349.5
Notes receivable from affiliates	9.1	8.4
Other noncurrent assets	571.6	456.4

Total assets	$8,747.1	$8,165.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,090.0	$1,005.4
Accounts payable to affiliates	13.2	13.0
Accrued liabilities	874.9	885.2
Deferred income taxes	3.4	3.2
Current portion of long-term debt	385.4	68.5

Total current liabilities	2,366.9	1,975.3
Long-term debt	3,568.1	3,500.3
Deferred income taxes	180.6	154.4
Notes payable to affiliates	4.7	4.7
Other noncurrent liabilities	660.0	677.8

Total liabilities	6,780.3	6,312.5

Minority interests in common stock of consolidated subsidiaries	33.0	26.5
Commitments and contingencies (Notes 16 and 17)
Stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 234,457,138 and 222,012,474 issued and 233,552,817 and 221,036,190 outstanding in 2008 and 2007, respectively	2.4	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding at December 31, 2007	—	287.5
Additional paid-in capital	3,138.0	2,831.9
Unearned stock-based compensation	(17.8)	(11.3)
Accumulated deficit	(1,562.7)	(1,540.1)
Accumulated other comprehensive income	373.9	256.4

Total stockholders' equity	1,933.8	1,826.6

Total liabilities and stockholders' equity	$8,747.1	$8,165.6

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Trade sales, services and fees	$2,866.9	$2,420.2	$5,382.0	$4,623.5
Related party sales	28.8	51.0	54.1	99.6

Total revenues	2,895.7	2,471.2	5,436.1	4,723.1
Cost of goods sold	2,514.2	2,083.6	4,687.7	3,944.5

Gross profit	381.5	387.6	748.4	778.6
Operating expenses:
Selling, general and administrative	233.8	218.0	461.2	425.3
Research and development	40.5	36.2	79.5	69.5
Other operating expense	1.4	6.0	11.8	8.3
Restructuring, impairment and plant closing costs	1.0	13.2	5.0	24.4

Total expenses	276.7	273.4	557.5	527.5

Operating income	104.8	114.2	190.9	251.1
Interest expense, net	(65.5)	(70.0)	(130.3)	(143.8)
Loss on accounts receivable securitization program	(4.9)	(4.7)	(9.5)	(8.9)
Equity in income of investment in unconsolidated affiliates	3.6	5.1	6.7	7.3
Expenses associated with the Merger	(3.8)	—	(9.0)	—
Other income (expense)	0.5	(1.2)	0.7	(2.1)

Income from continuing operations before income taxes and minority interest	34.7	43.4	49.5	103.6
Income tax (expense) benefit	(21.2)	8.0	(24.6)	(4.4)
Minority interest in subsidiaries' (income) loss	(3.1)	11.1	(6.5)	10.7

Income from continuing operations	10.4	62.5	18.4	109.9
Income (loss) from discontinued operations, net of tax	4.9	(124.5)	3.8	(127.7)

Income (loss) before extraordinary gain (loss)	15.3	(62.0)	22.2	(17.8)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	8.4	(8.9)	8.8	(6.5)

Net income (loss)	$23.7	$(70.9)	$31.0	$(24.3)

Net income (loss)	$23.7	$(70.9)	$31.0	$(24.3)
Other comprehensive (loss) income	(10.4)	22.7	117.5	42.9

Comprehensive income (loss)	$13.3	$(48.2)	$148.5	$18.6

Basic income (loss) per share:
Income from continuing operations	$0.04	$0.28	$0.08	$0.50
Income (loss) from discontinued operations, net of tax	0.02	(0.56)	0.01	(0.58)
Extraordinary gain (loss) on the acquisition of a business, net of tax	0.04	(0.04)	0.04	(0.03)

Net income (loss)	$0.10	$(0.32)	$0.13	$(0.11)

Weighted average shares	233.5	220.9	230.3	220.9

Diluted income (loss) per share:
Income from continuing operations	$0.04	$0.27	$0.08	$0.47
Income (loss) from discontinued operations, net of tax	0.02	(0.53)	0.01	(0.54)
Extraordinary gain (loss) on the acquisition of a business, net of tax	0.04	(0.04)	0.04	(0.03)

Net income (loss)	$0.10	$(0.30)	$0.13	$(0.10)

Weighted average shares	233.7	233.5	233.7	233.5

Dividends per share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2008	2007
Operating Activities:
Net income (loss)	$31.0	$(24.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary (gain) loss on the acquisiton of a business, net of tax	(8.8)	6.5
Equity in income of investment in unconsolidated affiliates	(6.7)	(7.3)
Dividends received from unconsolidated affiliate	11.0	—
Depreciation and amortization	191.3	217.0
Provision for losses on accounts receivable	1.3	4.4
Loss (gain) on disposal of assets	3.7	(1.6)
Loss on early extinguishment of debt	—	1.8
Noncash interest expense	2.3	2.0
Noncash restructuring, impairment and plant closing costs	2.2	11.7
Impairment loss on pending disposal of discontinued operations	—	240.0
Deferred income taxes	0.2	(88.6)
Net unrealized loss (gain) on foreign currency transactions	19.6	(7.5)
Stock-based compensation	11.2	11.9
Minority interest in subsidiaries' income (loss)	6.5	(10.7)
Other, net	(5.1)	9.8
Changes in operating assets and liabilities:
Accounts and notes receivable	(91.3)	(185.0)
Inventories, net	(45.1)	29.9
Prepaid expenses	11.2	26.2
Other current assets	9.9	42.0
Other noncurrent assets	(109.9)	(64.2)
Accounts payable	41.7	12.9
Accrued liabilities	(12.8)	(170.9)
Other noncurrent liabilities	(43.6)	29.3

Net cash provided by operating activities	19.8	85.3

Investing Activities:
Capital expenditures	(224.2)	(282.8)
Acquisition of business, net of cash acquired and post-closing adjustments	—	26.9
Proceeds from sale of assets, net of adjustments	(26.3)	15.8
Investment in unconsolidated affiliates, net	(40.8)	(16.7)
Proceeds from government securities, restricted as to use	3.6	7.2
Change in restricted cash	(3.4)	—
Other, net	0.2	(0.5)

Net cash used in investing activities	(290.9)	(250.1)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2008	2007
Financing Activities:
Net borrowings under revolving loan facilities	$332.0	$205.0
Net repayments from overdraft facilities and other short-term debt	(8.6)	(0.2)
Repayments of long-term debt	(5.2)	(317.5)
Proceeds from long-term debt	17.1	266.1
Repayments on notes payable	(28.5)	(39.1)
Proceeds from notes payable	4.7	7.2
Dividends paid to common stockholders	(46.8)	(44.2)
Dividends paid to preferred stockholders	(3.6)	(7.2)
Repurchase and cancellation of stock awards	(3.6)	—
Call premiums related to early extinguishment of debt	—	(1.2)
Debt issuance costs paid	(2.2)	(4.2)
Other, net	(0.1)	(0.8)

Net cash provided by financing activities	255.2	63.9

Effect of exchange rate changes on cash	2.6	5.2

Decrease in cash and cash equivalents	(13.3)	(95.7)
Cash and cash equivalents at beginning of period	154.0	263.2

Cash and cash equivalents at end of period	$140.7	$167.5

Supplemental cash flow information:
Cash paid for interest	$133.7	$151.2
Cash paid for income taxes	10.1	33.8

        During the six months ended June 30, 2008 and 2007, the amount of capital expenditures in accounts payable increased by $0.8 million and $27.0 million, respectively. The fair value of nonvested share awards that vested during the six months ended June 30, 2008 and 2007 was $13.1 million and $8.7 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$140.7	$153.9
Restricted cash	3.4	—
Accounts and notes receivables (net of allowance for doubtful accounts of $42.5 and $43.3, respectively)	1,385.8	1,253.3
Accounts receivable from affiliates	262.2	193.1
Inventories, net	1,564.6	1,451.9
Prepaid expenses	25.9	37.1
Deferred income taxes	75.1	74.4
Other current assets	110.6	112.7

Total current assets	3,568.3	3,276.4
Property, plant and equipment, net	3,732.9	3,556.3
Investment in unconsolidated affiliates	270.1	227.8
Intangible assets, net	169.3	177.4
Goodwill	95.3	92.5
Deferred income taxes	332.6	300.0
Notes receivable from affiliates	9.1	8.4
Other noncurrent assets	571.6	456.3

Total assets	$8,749.2	$8,095.1

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$1,090.0	$1,005.4
Accounts payable to affiliates	16.0	15.0
Accrued liabilities	773.5	781.0
Deferred income taxes	3.4	3.2
Current portion of long-term debt	385.4	68.5

Total current liabilities	2,268.3	1,873.1
Long-term debt	3,568.1	3,500.3
Deferred income taxes	154.0	124.3
Notes payable to affiliates	4.7	4.7
Other noncurrent liabilities	659.9	676.8

Total liabilities	6,655.0	6,179.2

Minority interests in common stock of consolidated subsidiaries	33.0	26.5
Commitments and contingencies (Notes 16 and 17)
Members' equity:
Members' equity, 2,728 units issued and outstanding	2,856.8	2,845.4
Accumulated deficit	(1,102.6)	(1,142.9)
Accumulated other comprehensive income	307.0	186.9

Total members' equity	2,061.2	1,889.4

Total liabilities and members' equity	$8,749.2	$8,095.1

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Trade sales, services and fees	$2,866.9	$2,420.2	$5,382.0	$4,623.5
Related party sales	28.8	51.0	54.1	99.6

Total revenues	2,895.7	2,471.2	5,436.1	4,723.1
Cost of goods sold	2,509.9	2,077.0	4,679.3	3,936.4

Gross profit	385.8	394.2	756.8	786.7
Operating expenses:
Selling, general and administrative	233.8	217.9	462.2	425.2
Research and development	40.5	36.2	79.5	69.5
Other operating expense	1.4	6.0	11.8	8.3
Restructuring, impairment and plant closing costs	1.0	13.2	5.0	24.4

Total expenses	276.7	273.3	558.5	527.4

Operating income	109.1	120.9	198.3	259.3
Interest expense, net	(65.6)	(70.2)	(130.5)	(144.4)
Loss on accounts receivable securitization program	(4.9)	(4.7)	(9.5)	(8.9)
Equity in income of investment in unconsolidated affiliates	3.6	5.1	6.7	7.3
Other income (expense)	0.5	(1.2)	0.7	(2.5)

Income from continuing operations before income taxes and minority interest	42.7	49.9	65.7	110.8
Income tax expense	(21.8)	(18.5)	(28.2)	(42.1)
Minority interest in subsidiaries' (income) loss	(3.1)	11.1	(6.5)	10.7

Income from continuing operations	17.8	42.5	31.0	79.4
Income (loss) from discontinued operations, net of tax	4.9	(124.5)	3.8	(127.7)

Income (loss) before extraordinary gain (loss)	22.7	(82.0)	34.8	(48.3)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	8.4	(8.9)	8.8	(6.5)

Net income (loss)	$31.1	$(90.9)	$43.6	$(54.8)

Net income (loss)	$31.1	$(90.9)	$43.6	$(54.8)
Other comprehensive (loss) income	(9.3)	22.3	120.1	45.3

Comprehensive income (loss)	$21.8	$(68.6)	$163.7	$(9.5)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2008	2007
Operating Activities:
Net income (loss)	$43.6	$(54.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(8.8)	6.5
Equity in income of investment in unconsolidated affiliates	(6.7)	(7.3)
Dividends received from unconsolidated affiliate	11.0	—
Depreciation and amortization	180.0	205.6
Provision for losses on accounts receivable	1.3	4.4
Loss (gain) on disposal of assets	3.7	(1.6)
Loss on early extinguishment of debt	—	2.2
Noncash interest expense	2.3	2.3
Noncash restructuring, impairment and plant closing costs	2.2	11.7
Impairment loss on pending disposal of discontinued operations	—	240.0
Deferred income taxes	3.8	(50.9)
Net unrealized loss (gain) on foreign currency transactions	19.6	(7.5)
Noncash compensation	11.2	11.9
Minority interest in subsidiaries' income (loss)	6.5	(10.7)
Other, net	(5.1)	(18.8)
Changes in operating assets and liabilities:
Accounts and notes receivable	(91.3)	(185.0)
Inventories, net	(45.1)	29.9
Prepaid expenses	12.7	27.8
Other current assets	6.3	40.5
Other noncurrent assets	(109.9)	(67.7)
Accounts payable	41.7	12.9
Accrued liabilities	(9.9)	(167.5)
Other noncurrent liabilities	(40.5)	36.1

Net cash provided by operating activities	28.6	60.0

Investing Activities:
Capital expenditures	(224.2)	(282.8)
Acquisition of business, net of cash acquired and post-closing adjustments	—	26.9
Proceeds from sale of assets, net of adjustments	(26.3)	15.8
Receivable from affiliate	(59.1)	—
Investment in unconsolidated affiliates, net	(40.8)	(16.7)
Change in restricted cash	(3.4)	—
Other, net	0.2	(0.5)

Net cash used in investing activities	(353.6)	(257.3)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2008	2007
Financing Activities:
Net borrowings under revolving loan facilities	$332.0	$205.0
Net repayments from overdraft facilities and other short-term debt	(8.6)	(0.2)
Repayments of long-term debt	(5.2)	(317.5)
Proceeds from long-term debt	17.1	266.1
Repayments on notes payable	(28.5)	(38.1)
Proceeds from notes payable	4.7	4.5
Call premiums related to early extinguishment of debt	—	(1.2)
Debt issuance costs paid	(2.2)	(4.2)
Other, net	(0.1)	(0.8)

Net cash provided by financing activities	309.2	113.6

Effect of exchange rate changes on cash	2.6	5.2

Decrease in cash and cash equivalents	(13.2)	(78.5)
Cash and cash equivalents at beginning of period	153.9	246.0

Cash and cash equivalents at end of period	$140.7	$167.5

Supplemental cash flow information:
Cash paid for interest	$134.0	$151.8
Cash paid for income taxes	10.1	33.8

        During the six months ended June 30, 2008 and 2007, the amount of capital expenditures in accounts payable increased by $0.8 million and $27.0 million, respectively. During the six months ended June 30, 2008 and 2007, Huntsman Corporation contributed $11.2 million and $11.9 million, respectively, to Huntsman International related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International Holdings" refers to Huntsman International Holdings LLC (our 100% owned subsidiary that merged into Huntsman International LLC on August 16, 2005) and, unless the context otherwise requires, its subsidiaries; "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "Huntsman Advanced Materials" refers to Huntsman Advanced Materials Holdings LLC (our 100% owned indirect subsidiary, the membership interests of which we contributed to Huntsman International on December 20, 2005) and, unless the context otherwise requires, its subsidiaries; "Huntsman LLC" refers to Huntsman LLC (our 100% owned subsidiary that merged into Huntsman International on August 16, 2005); "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies); "HMP" refers to HMP Equity Holdings Corporation (our 100% owned subsidiary that merged into us on March 17, 2005); "HMP Equity Trust" refers to HMP Equity Trust (the holder of approximately 20% of our common stock); and "Hexion" refers to Hexion Specialty Chemicals, Inc., an entity owned by an affiliate of Apollo Management, L.P.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    GENERAL (Continued)

        In 2006 and 2007, we completed a series of transactions pursuant to which we disposed of our former commodity chemicals businesses:

  •
  On November 5, 2007, we completed the sale of our U.S. base chemicals business to Flint Hills Resources, a wholly owned subsidiary of Koch (the "U.S. Base Chemicals Disposition"), and, on August 1, 2007, we closed on the sale of our North American polymers business assets to Flint Hills Resources (the "North American Polymers Disposition" and together with the U.S. Base Chemicals Disposition, the "U.S. Petrochemicals Disposition"). For more information, see "Note 3. Discontinued Operations" below.

  •
  On December 29, 2006, we sold all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited to SABIC (the "U.K. Petrochemicals Disposition"). For more information, see "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" below.

MERGER AGREEMENT AND LITIGATION WITH APOLLO AND HEXION

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

        On June 18, 2008, Apollo Fund IV, Apollo Fund V, and various affiliated Apollo entities (collectively "Apollo") and Hexion filed an action for declaratory judgment against us in Delaware Chancery Court. We believe that, by filing this action, both Apollo and Hexion are improperly seeking to avoid their obligations under the Merger Agreement. The action seeks the following declarations from the court:

  •
  Hexion is not obligated to consummate the Merger if the combined company would be insolvent following the consummation of the Merger and that Hexion's liability for failure to consummate the Merger is limited to $325 million;

  •
  Since execution of the Merger Agreement, our Company has suffered a material adverse effect in its business, and that, if the conditions to closing were measured today, Hexion would have no obligation to make any payment to our Company in connection with the Merger; and

  •
  Neither Apollo nor any of its current or former partners, stockholders, managers, employees, representatives, members, affiliates or agents have any obligation or liability of any type whatsoever, whether in contract, tort or otherwise, to our Company under or in connection with the negotiation, execution or performance of the Merger Agreement or any of the transactions contemplated thereunder.

        In connection with this action, Hexion engaged Duff & Phelps, a financial advisor, to provide a letter stating that the combined company would be insolvent following the consummation of the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    GENERAL (Continued)

Merger. This letter was based on certain assumptions and was produced without our consultation or consent.

        Notwithstanding the pending litigation, the Merger Agreement remains in effect, and we are seeking to cause the Merger to be completed in accordance with the terms of the Merger Agreement. On July 4, 2008, we exercised our right under the Merger Agreement to extend the termination date of the Merger by 90 days from July 4, 2008 to October 2, 2008. This extension follows Hexion's previous decision to extend the termination date of the Merger by 90 days from April 5, 2008 to July 4, 2008. Beginning on the termination date, if the Merger has not yet been consummated, the Merger Agreement may be terminated by either party at any time, unless such party's failure to fulfill any material covenant or agreement in the Merger Agreement has been the cause or resulted in the failure of the Merger to be consummated.

        On July 7, 2008, Hexion amended its complaint to seek the additional declaration that the extension of the Merger Agreement by our Board of Directors from July 4, 2008 to October 2, 2008 was invalid. Through its amended complaint, Hexion also seeks an injunction against us and others from prosecuting any claim against the plaintiffs in a different forum relating to or arising out of the Merger Agreement or the transactions contemplated thereby.

        We intend to defend the claims brought by Hexion and Apollo vigorously and have asked the Delaware court to declare that:

  •
  Hexion's obligations under the Merger Agreement have not been excused as a result of the Duff & Phelps letter;

  •
  It is possible for us to provide Hexion's lenders with requisite assurance of solvency; and

  •
  No material adverse effect in our business has occurred since the Merger Agreement was executed.

        We have also asked the court to enjoin Hexion from continuing to breach the Merger Agreement and to specifically order Hexion to perform its obligations under the Merger Agreement. In addition, we have filed counterclaims against Hexion in Delaware, including, among others, breach of contract, breach of good faith and fair dealing, defamation, injurious falsehood and commercial disparagement. Discovery in the case will be expedited, and trial on the issues set forth above is scheduled to begin on September 8, 2008. If we are not successful in connection with this litigation, the Merger Agreement could be terminated and the damages owed to our Company as a result of that event could be eliminated or reduced.

        On June 23, 2008, we filed a state court petition in Montgomery County, Texas against Leon Black, Joshua J. Harris and Apollo. The action alleges that Apollo and Messrs. Black and Harris tortiously interfered with and fraudulently induced us to terminate our June 25, 2007 merger agreement with Basell AF (an affiliate of Access Industries) and seeks damages in excess of $3 billion. On July 18, 2008, Apollo and Messrs. Black and Harris filed special appearances objecting to the jurisdiction of the Court. On July 21, 2008, they filed answers denying liability and moved to dismiss or, alternatively, to stay the case until the Delaware action is concluded. Discovery in this action for damages has not been expedited, and a trial date has not yet been set.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.    GENERAL (Continued)

        The Merger cannot be completed until each of the other closing conditions specified in the Merger Agreement has been satisfied or waived. The closing conditions include, among others, the expiration of waiting periods or grants of approvals under competition laws in the United States, European Union and certain other jurisdictions. Despite the pending litigation, Hexion has indicated that it intends to cooperate fully, and continue to work closely, with regulatory agencies in these jurisdictions, including the Federal Trade Commission (the "FTC") and the European Commission.

        The Merger Agreement contains no financing condition and requires Hexion to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary to consummate the Merger and the related financing. Hexion has confirmed that its committed financing remains in place. However, Hexion has publicly stated that it does not expect that it will be able to satisfy the conditions necessary to draw down on such financing and that it does not expect that substitute financing will be available. In connection with the pending Delaware litigation, we are disputing Hexion's claim that it cannot satisfy the conditions to its committed financing. Under the Merger Agreement, if the lenders fail to fund the financing in accordance with their commitments, Hexion has agreed in certain circumstances to commence litigation against such lenders in order to compel them to provide the committed funds. We cannot provide any assurances that Hexion will be able to satisfy the conditions necessary to draw down on its committed financing or otherwise compel its lenders to fund in accordance with their obligations, or that substitute financing will be available.

        For more information regarding the Merger, please see our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2007. For information regarding certain risks associated with the Merger, please also see "Part II. Item 1A. Risk Factors."

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. The most significant of these reclassifications was to reclassify the results of operations of our former North American polymers business and U.S. base chemicals business to discontinued operations. See "Note 3. Discontinued Operations." All segment information for prior periods has been reclassified to reflect these transfers.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). We will apply this statement upon its effective date, stated as 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which replaced SFAS No. 141, Business Combinations. In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, these statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. These statements are to be applied prospectively for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements of SFAS No. 160 which are retrospective for all periods. We are evaluating SFAS No. 141 (R) and SFAS No. 160 to determine the impact of these statements on our consolidated financial statements.

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

        We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions ("FSP") No. FAS 157-1: Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removes certain leasing transactions from the scope of SFAS No. 157, and No. FAS 157-2: Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement for nonfinancial assets and liabilities is not expected to have a significant impact on our consolidated financial statements. See "Note 11. Fair Value Measurements."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    DISCONTINUED OPERATIONS

U.S. BASE CHEMICALS BUSINESS

        On November 5, 2007, we completed the U.S. Base Chemicals Disposition. This disposition included our former olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at our retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units.

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$—	$46.4	$—	$81.4
Costs and expenses	—	(51.9)	—	(89.7)
Adjustment to loss on disposal	4.0	—	2.7	—

Operating income (loss)	4.0	(5.5)	2.7	(8.3)
Income tax expense	(1.2)	—	(1.0)	—

Income (loss) from discontinued operations, net of tax	$2.8	$(5.5)	$1.7	$(8.3)

        In connection with the U.S. Base Chemicals Disposition, we recognized an adjustment to the loss on disposal of $4.0 million and $2.7 million during the three and six months ended June 30, 2008, respectively, related to sales and use tax settlements, and post-closing adjustments. The final sales price is subject to post-closing adjustment regarding certain expenditures related to the rebuild of our former Port Arthur, Texas facility. As of June 30, 2008, we estimate that our remaining payment related to certain expenditures for the rebuild of our former Port Arthur, Texas facility (which have been substantially completed) was $8.7 million, for which we have accrued a liability. We expect to settle this obligation during the remainder of 2008. Finalization of this estimate will likely result in an adjustment to the loss on disposal during 2008.

        The EBITDA of our former U.S. base chemicals business is reported in our Base Chemicals segment.

NORTH AMERICAN POLYMERS BUSINESS

        On August 1, 2007 we completed the North American Polymers Disposition. The disposition included our polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. In accordance with the amended and restated asset purchase agreement with Flint Hills Resources, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    DISCONTINUED OPERATIONS (Continued)

        The following results of our former North American polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$—	$385.6	$—	$746.0
Costs and expenses	—	(377.5)	—	(736.3)
Impairment loss on pending disposal	—	(240.0)	—	(240.0)
Adjustment to loss on disposal	2.7	—	3.9	—

Operating income (loss)	2.7	(231.9)	3.9	(230.3)
Income tax (expense) benefit	(1.1)	75.9	(1.5)	75.9

Income (loss) from discontinued operations, net of tax	$1.6	$(156.0)	$2.4	$(154.4)

        During the three and six months ended June 30, 2008, we recorded an adjustment to the loss on disposal in connection with the North American Polymers Disposition of $2.7 million and $3.9 million, respectively, primarily related to property tax settlements and post-closing adjustments.

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

        The EBITDA of our former North American polymers business is reported in our Polymers segment.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    DISCONTINUED OPERATIONS (Continued)

        The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Adjustment to loss on disposal	$0.5	$37.2	$(0.3)	$35.6

Operating income (loss)	0.5	37.2	(0.3)	35.6
Income tax expense	—	—	—	—

Income (loss) from discontinued operations, net of tax	$0.5	$37.2	$(0.3)	$35.6

        During the three and six months ended June 30, 2008, we recorded an increase (reduction) to the loss on disposal of $0.5 million and $(0.3) million, respectively, related primarily to a pension levy. During the three and six months ended June 30, 2007, we recorded an adjustment to the loss on disposal of $37.2 and $35.6 million, respectively, related primarily to pension and post-closing working capital adjustments.

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

        The EBITDA of our former European base chemicals business is reported in our Base Chemicals segment.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.    DISCONTINUED OPERATIONS (Continued)

Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Costs and expenses	$—	$(0.6)	$—	$(1.0)

Operating loss	—	(0.6)	—	(1.0)
Income tax benefit	—	0.4	—	0.4

Loss from discontinued operations, net of tax	$—	$(0.2)	$—	$(0.6)

4.    BUSINESS COMBINATIONS

PENDING METROCHEM ACQUISITION

        On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Ltd ("Baroda") in India. Under the terms of the agreement, either party may terminate the agreement since the transaction was not consummated by April 30, 2008. If neither party were to exercise its right to terminate the agreement, the remaining conditions to closing were to be satisfied and the transaction were to close under its current terms, we estimate the purchase price, including certain working capital and capital expenditures incurred pre-closing, would be approximately $55 million U.S. dollar equivalents, of which approximately $10 million U.S. dollar equivalents (€6.24 million) would represent deferred purchase price that would be paid 18 months following the acquisition date upon the completion by the seller of certain conditions. This purchase price would exclude from working capital the receivables existing on the closing date due to Baroda from our affiliates, which would be settled at or prior to closing. Baroda is a manufacturer of textile dyes and intermediates. As of June 30, 2008, this agreement has not been terminated. There can be no assurance that the transaction will be consummated or, if consummated, that it will be consummated on the terms set forth in the agreement.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.    BUSINESS COMBINATIONS (Continued)

        We accounted for the Textile Effects Acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, and we determined the excess of fair value of net assets acquired over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero in accordance with SFAS No. 141. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). During the three and six months ended June 30, 2008, we recorded an additional extraordinary gain on the acquisition of $8.4 million and $8.8 million, respectively, related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain restructuring costs associated with the acquisition. During the three and six months ended June 30, 2007, we adjusted the preliminary purchase price allocation for, among other things, the finalization of restructuring plans, estimates of asset retirement obligations, the determination of related deferred taxes and finalization of the post-closing working capital adjustments, resulting in a reduction to the extraordinary gain on the acquisition of $8.9 million and $6.5 million, respectively.

5.    INVENTORIES

        Inventories consisted of the following (dollars in millions):

	June 30, 2008	December 31, 2007
Raw materials and supplies	$280.5	$260.8
Work in progress	100.5	94.1
Finished goods	1,260.7	1,163.6

Total	1,641.7	1,518.5
LIFO reserves	(77.1)	(66.6)

Net	$1,564.6	$1,451.9

        As of June 30, 2008 and December 31, 2007, approximately 9% each of inventories were recorded using the last-in, first-out cost method.

        In the normal course of operations, at times, we exchange raw materials with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at June 30, 2008 was $28.7 million (47.9 million pounds of feedstock and products). The amount included in inventory under open exchange agreements payable by us at December 31, 2007 was $26.6 million (53.5 million pounds of feedstock and products).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2008 and December 31, 2007, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2008	$64.8	$12.2	$5.1	$13.7	$95.8
Adjustment to Textile Effects opening balance sheet liabilities	(8.4)	—	—	—	(8.4)
2008 charges for 2004 initiatives	0.3	—	1.1	—	1.4
2008 charges for 2008 initiatives	1.0	0.1	—	0.7	1.8
Reversal of reserves no longer required	(0.4)	—	—	—	(0.4)
2008 payments for 2003 initiatives	(1.4)	—	(0.5)	(0.1)	(2.0)
2008 payments for 2004 initiatives	(2.7)	—	(0.5)	—	(3.2)
2008 payments for 2006 initiatives	(11.7)	(2.1)	—	(0.4)	(14.2)
2008 payments for 2007 initiatives	(0.1)	—	—	—	(0.1)
2008 payments for 2008 initiatives	(1.0)	(0.1)	—	(0.7)	(1.8)
Net activity of discontinued operations	(0.2)	—	—	—	(0.2)
Foreign currency effect on reserve balance	6.4	1.3	0.1	0.3	8.1

Accrued liabilities as of June 30, 2008	$46.6	$11.4	$5.3	$13.5	$76.8

(1)
Accrued liabilities classified as workforce reductions consist primarily of restructuring programs recorded in connection with business combinations in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. The total workforce reduction reserves of $46.6 million relate to 313 positions that have not been terminated as of June 30, 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2008	December 31, 2007
2001 initiatives	$1.4	$1.4
2003 initiatives	9.1	11.2
2004 initiatives	7.4	9.5
2006 initiatives	47.8	70.4
2007 initiatives	0.5	0.8
Foreign currency effect on reserve balance	10.6	2.5

Total	$76.8	$95.8

        Details with respect to our restructuring reserves by segment and initiative are provided below (dollars in millions):

	Polyurethanes	Materials and Effects	Performance Products	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2008	$4.5	$81.3	$2.0	$7.6	$0.4	$—	$95.8
Adjustment to Textile Effects opening balance sheet liabilities	—	(8.4)	—	—	—	—	(8.4)
2008 charges for 2004 initiatives	—	—	0.1	1.3	—	—	1.4
2008 charges for 2008 initiatives	—	1.4	—	—	—	0.4	1.8
Reversal of reserves no longer required	—	—	—	(0.4)	—	—	(0.4)
2008 payments for 2003 initiatives	(1.0)	(0.3)	(0.2)	(0.5)	—	—	(2.0)
2008 payments for 2004 initiatives	(0.2)	—	(0.6)	(2.4)	—	—	(3.2)
2008 payments for 2006 initiatives	—	(14.1)	—	(0.1)	—	—	(14.2)
2008 payments for 2007 initiatives	—	(0.1)	—	—	—	—	(0.1)
2008 payments for 2008 initiatives	—	(1.4)	—	—	—	(0.4)	(1.8)
Net activity of discontinued operations	—	—	—	—	(0.2)	—	(0.2)
Foreign currency effect on reserve balance	0.3	7.5	—	0.3	—	—	8.1

Accrued liabilities as of June 30, 2008	$3.6	$65.9	$1.3	$5.8	$0.2	$—	$76.8

Current portion of restructuring reserve	$1.7	$64.1	$1.3	$4.0	$0.2	$—	$71.3
Long-term portion of restructuring reserve	1.9	1.8	—	1.8	—	—	5.5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.    RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Six months ended June 30, 2008
Cash charges:
2008 charges for 2004 initiatives	$1.4
2008 charges for 2008 initiatives	1.8
Reversals of reserves no longer required	(0.4)
Non-cash charges	2.2

Total Restructuring, Impairment and Plant Closing Costs	$5.0

Six months ended June 30, 2007
Cash charges:
2007 charges for 2004 initiatives	$1.0
2007 charges for 2005 initiatives	0.2
2007 charges for 2007 initiatives	14.5
Reversals of reserves no longer required	(3.0)
Non-cash charges	11.7

Total Restructuring, Impairment and Plant Closing Costs	$24.4

        During the six months ended June 30, 2008, our Materials and Effects segment recorded charges of $1.4 million related to decommissioning and other costs associated with the plant closures in France and Switzerland and supply chain integration costs, and it reversed accruals of $8.4 million for certain employee termination costs recorded in connection with the Textile Effects Acquisition.

        During the six months ended June 30, 2008, our Pigments segment recorded charges of $1.3 million for 2004 initiatives primarily related to lease termination costs associated with our London, England office, and it reversed accruals of $0.4 million for certain employee termination costs no longer required.

        During the six months ended June 30, 2008, we recorded a non-cash impairment charge of $2.2 million in Corporate and other related to capital expenditures and turnaround costs associated with our Australian styrenics business that was previously impaired. The long-lived assets of our Australian styrenics business were determined to be impaired in accordance with SFAS No. 144 and an impairment charge was recorded in 2005. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.    INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Summarized applicable financial information of our unconsolidated affiliate Sasol-Huntsman GmbH and Co. KG. for the three and six months ended June 30, 2008 and 2007 is presented below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$36.0	$26.8	$66.6	$49.9
Gross profit	9.8	8.2	16.9	17.0
Net income	4.9	3.4	8.4	7.7

        During the six months ended June 30, 2008, we contributed $43.5 million as our 50% equity contribution to our ethyleneamines manufacturing joint venture in Jubail Industrial City, Saudi Arabia with Zamil Group. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. This joint venture is accounted for under the equity method.

8.    DEBT

        Outstanding debt consisted of the following (dollars in millions):

	June 30, 2008	December 31, 2007
Senior Credit Facilities:
Revolving Facility	$323.4	$—
Term Loans	1,540.0	1,540.0
Secured Notes	294.6	294.4
Senior Notes	198.0	198.0
Subordinated Notes	1,368.9	1,310.5
Australian Credit Facilities	58.0	50.0
HPS (China) debt	126.4	106.8
Other	44.2	69.1

Total debt	$3,953.5	$3,568.8

Current portion	$385.4	$68.5
Long-term portion	3,568.1	3,500.3

Total debt	$3,953.5	$3,568.8

TRANSACTIONS AFFECTING OUR SENIOR CREDIT FACILITIES

        As of June 30, 2008, our senior secured credit facilities ("Senior Credit Facilities") consisted of (i) a $650.0 million revolving facility (the "Revolving Facility") and (ii) a $1,540.0 million term loan B facility (the "Dollar Term Loan"). As of June 30, 2008, there were $323.4 million borrowings outstanding under our Revolving Facility, which is classified as current in the accompanying balance

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    DEBT (Continued)

sheets (unaudited), and we had approximately $40.1 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in the third quarter of 2010 and the Dollar Term Loan matures in 2014; provided however, that the maturities of each will accelerate if we do not repay all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such securities. The next maturity date of such securities is in October of 2010.

        As of June 30, 2008, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in our credit agreements. The credit agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. Our Senior Credit Facilities agreements provide for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

OTHER TRANSACTIONS AFFECTING OUR DEBT

        HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, maintains a working capital line as part of its overall secured credit facilities. In February 2008, HPS borrowed an additional RMB 122.8 million ($17.9 million) to fund its working capital and operating requirements. As of June 30, 2008, HPS had $26.0 million and RMB 688.6 million ($100.4 million) outstanding under its credit facilities.

        On June 30, 2008, our subsidiary, Huntsman (UK) Limited, entered into a $125.0 million short term committed revolving credit facility maturing on June 28, 2009 (the "Short Term Revolving Facility"), of which nothing was drawn as of June 30, 2008. The Short Term Revolving Facility is secured, pursuant to the terms of a debenture governed by English law, by all existing and after acquired personal property of Huntsman Holdings (UK) Limited, including certain intercompany notes, some of which are secured in nature. The Short Term Revolving Facility is supported by an unsecured parent company guarantee provided by Huntsman International. At our option, the Short Term Revolving Facility may bear interest at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 3.00% and 4.00%, or with respect to euro-denominated loans a EURIBOR-based rate plus an applicable margin ranging between 3.00% and 4.00%, or (ii) a prime-based rate plus an applicable margin ranging between 2.00% or 3.00%, depending on the level of borrowings under the facility. The Short Term Revolving Facility contains two financial covenants, including a leverage covenant which is consistent with the Senior Credit Facilities and a minimum tangible net worth covenant. Our Short Term Revolving Facility agreement provides for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contains other customary default provisions.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.    DEBT (Continued)

        The Merger Agreement provides certain restrictions and limitations concerning the amendment of debt agreements, the extension, repayment and refinancing of certain debt, in addition to the incurrence of new debt.

COMPLIANCE WITH COVENANTS

        Our management believes that we are in compliance with the financial covenants contained in the agreements governing the Senior Credit Facilities, the Short Term Revolving Facility, the credit facilities maintained by our Australian subsidiaries (the "Australian Credit Facilities"), the A/R Securitization Program (as defined in "Note 10. Securitization of Accounts Receivable") and the indentures governing our notes.

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. As of June 30, 2008, these contracts had a notional amount of approximately $80 million and are designated as cash flow hedges. As of June 30, 2008, these contracts had a fair value of $4.0 million and were recorded in other current assets. For the three months ended June 30, 2008, the effective portion of the changes in the fair value of $1.2 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.1 million recorded in sales, a credit of $1.2 million recorded in cost of sales and a foreign currency gain of $0.8 million. For the six months ended June 30, 2008, the effective portion of the changes in the fair value of $2.9 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.4 million recorded in sales, a credit of $1.4 million recorded in cost of sales and a foreign currency gain of $1.0 million.

        As of and for the three and six months ended June 30, 2008, the fair value and realized gains (losses) of our other outstanding foreign currency rate hedging contracts were not significant.

        We have a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. At maturity, on August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of June 30, 2008, the fair value of this swap was $31.8 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). For the three and six months ended June 30, 2008, we recorded an unrealized foreign currency gain (loss) on this swap of $0.3 million and $(13.3) million, respectively, in the condensed consolidated statement of operations (unaudited).

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

receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of June 30, 2008, the fair value of this swap was $16.1 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). For the three and six months ended June 30, 2008, the effective portion of the changes in the fair value of $(0.6) million and $7.4 million, respectively, were recorded in other comprehensive income, with ineffectiveness of $0.2 million and $0.3 million, respectively, recorded in interest expense.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2008, we have designated approximately €450.7 million of debt and swaps as net investment hedges. As of June 30, 2008, we had approximately €1,090.2 million in net euro-denominated assets.

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

        As of June 30, 2008, the Receivables Trust had $503.0 million in U.S. dollar equivalents (comprised of $200.9 million and €192.0 million ($302.1 million)) in commercial paper outstanding.

11.    FAIR VALUE MEASUREMENTS

        We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1 and FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, and removes certain leasing transactions from the scope of SFAS No. 157.

        Our derivative instruments, available-for-sale securities and retained interest in securitized receivables are the only assets and liabilities that we record at fair value and that are currently subject

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    FAIR VALUE MEASUREMENTS (Continued)

to SFAS No. 157. We remeasure the fair value of these instruments on a recurring basis as follows (dollars in millions):

		Fair Value Amounts Using
Description	Quarter ended June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivatives(1)	$4.0	$—	$4.0	$—
Available-for-sale securities(2)	14.0	14.0	—	—
Retained interest in
securitized receivables(3)	171.9	—	—	171.9

Total assets	$189.9	$14.0	$4.0	$171.9

Liabilities:
Derivatives(1)	$49.4	$—	$49.4	$—

(1)
We use the income approach to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using relevant market observable interest rates, exchange rates and yield curves at stated intervals.

(2)
Using the market approach, the fair value of these securities represents the quoted market price times the quantities held.

(3)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

Fair Value Measurements Using Level 3	Three months ended June 30, 2008	Six months ended June 30, 2008
Balance at beginning of period	$136.9	$136.4
Total losses (realized/unrealized) included in earnings	(7.2)	(5.6)
Purchases, issuances, and settlements	42.2	41.1

Balance at end of period	$171.9	$171.9

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$(2.2)	$5.3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11.    FAIR VALUE MEASUREMENTS (Continued)

        Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 30, 2008 are reported in loss on accounts receivable program and other income (expense) as follows (dollars in millions):

	Loss on accounts receivable securitization program		Other income (expense)
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2008		June 30, 2008
Total (losses) gains included in earnings	$(6.7)	$(14.1)	$(0.5)	$8.5
Changes in unrealized (losses) gains relating to assets still held at June 30, 2008	$(1.7)	$(3.2)	$(0.5)	$8.5

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

        Components of the net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans Three months ended June 30,		Other Postretirement Benefit Plans Three months ended June 30,
	2008	2007	2008	2007
Service cost	$18.8	$20.8	$0.9	$1.1
Interest cost	38.8	34.1	2.2	2.4
Expected return on assets	(48.3)	(43.6)	—	—
Amortization of transition obligation	0.4	0.5	—	—
Amortization of prior service cost	(1.4)	(1.7)	(0.6)	(0.7)
Amortization of actuarial loss	1.1	3.2	0.4	0.9

Net periodic benefit cost	9.4	13.3	2.9	3.7
Less discontinued operations	—	(1.3)	—	(1.0)

Net periodic benefit cost from continuing operations	$9.4	$12.0	$2.9	$2.7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans Six months ended June 30,		Other Postretirement Benefit Plans Six months ended June 30,
	2008	2007	2008	2007
Service cost	$37.6	$41.6	$1.8	$2.2
Interest cost	77.7	68.2	4.3	4.8
Expected return on assets	(96.6)	(87.2)	—	—
Amortization of transition obligation	0.7	1.0	—	—
Amortization of prior service cost	(2.8)	(3.4)	(1.1)	(1.4)
Amortization of actuarial loss	2.1	6.4	0.8	1.8

Net periodic benefit cost	18.7	26.6	5.8	7.4
Less discontinued operations	—	(2.6)	—	(2.0)

Net periodic benefit cost from continuing operations	$18.7	$24.0	$5.8	$5.4

Huntsman International

	Defined Benefit Plans Three months ended June 30,		Other Postretirement Benefit Plans Three months ended June 30,
	2008	2007	2008	2007
Service cost	$18.8	$20.8	$0.9	$1.1
Interest cost	38.8	34.1	2.2	2.4
Expected return on assets	(48.3)	(43.6)	—	—
Amortization of transition obligation	0.4	0.5	—	—
Amortization of prior service cost	(1.4)	(1.7)	(0.6)	(0.7)
Amortization of actuarial loss	2.6	4.9	0.4	0.9

Net periodic benefit cost	10.9	15.0	2.9	3.7
Less discontinued operations	—	(1.3)	—	(1.0)

Net periodic benefit cost from continuing operations	$10.9	$13.7	$2.9	$2.7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans Six months ended June 30,		Other Postretirement Benefit Plans Six months ended June 30,
	2008	2007	2008	2007
Service cost	$37.6	$41.6	$1.8	$2.2
Interest cost	77.7	68.2	4.3	4.8
Expected return on assets	(96.6)	(87.2)	—	—
Amortization of transition obligation	0.7	1.0	—	—
Amortization of prior service cost	(2.8)	(3.4)	(1.2)	(1.4)
Amortization of actuarial loss	5.1	9.8	0.8	1.8

Net periodic benefit cost	21.7	30.0	5.7	7.4
Less discontinued operations	—	(2.6)	—	(2.0)

Net periodic benefit cost from continuing operations	$21.7	$27.4	$5.7	$5.4

        During the six months ended June 30, 2008 and 2007, we made contributions to our pension plans of $58.4 million and $89.4 million, respectively. During the remainder of 2008, we expect to contribute an additional amount of approximately $43 million to our pension plans.

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

COMMON STOCK DIVIDENDS

        On March 31, 2008 and June 30, 2008, we paid dividends of $23.4 million each, or $0.10 per share each, to common stockholders of record as of March 14, 2008 and June 16, 2008, respectively. On March 30, 2007 and June 29, 2007, we paid cash dividends of $22.1 million each, or $0.10 per share each, to common stockholders of record as of March 15, 2007 and June 15, 2007, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14.    OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three months ended		Six months ended
	June 30, 2008	December 31, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Foreign currency translation adjustments, net of tax of $(15.7) million and $4.9 million as of June 30, 2008 and December 31, 2007, respectively	$497.8	$378.6	$(12.2)	$19.8	$119.2	$36.4
Employee benefit related adjustments, net of tax of $17.9 and $18.5 as of June 30, 2008 and December 31, 2007, respectively	(144.5)	(143.6)	(0.5)	1.3	(0.9)	4.5
Other comprehensive income of unconsolidated affiliates	9.4	9.3	0.1	2.0	0.1	2.0
Other	11.2	12.1	2.2	(0.4)	(0.9)	—

Total	$373.9	$256.4	$(10.4)	$22.7	$117.5	$42.9

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three months ended		Six months ended
	June 30, 2008	December 31, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Foreign currency translation adjustments, net of tax of $(29.0) million and $(8.4) million as of June 30, 2008 and December 31, 2007, respectively	$496.8	$377.5	$(12.1)	$17.4	$119.3	$36.3
Employee benefit related adjustments, net of tax of $52.9 and $54.5 as of June 30, 2008 and December 31, 2007, respectively	(204.9)	(206.5)	0.5	3.2	1.6	6.9
Other comprehensive income of unconsolidated affiliates	9.4	9.3	0.1	2.0	0.1	2.0
Other	5.7	6.6	2.2	(0.3)	(0.9)	0.1

Total	$307.0	$186.9	$(9.3)	$22.3	$120.1	$45.3

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    EXPENSES ASSOCIATED WITH THE MERGER

        Expenses associated with the Merger incurred during the three and six months ended June 30, 2008 were $3.8 and $9.0 million, respectively, and related primarily to professional fees as well as bonuses of $1.8 million to certain members of our board of directors for services related to the Merger. For more information regarding the Merger, see "Note 1. General—Merger Agreement and Litigation with Apollo and Hexion."

        Prior to entering into the Merger Agreement, we terminated an Agreement and Plan of Merger (the "Basell Agreement") dated June 26, 2007 with Basell and paid Basell a $200 million termination fee required under the terms of the Basell Agreement (the "Basell Termination Fee") during the third quarter of 2007. One-half of the Basell Termination Fee, or $100 million, was reimbursed by Hexion. We could be required to pay Hexion $325 million under certain remote circumstances in connection with our termination of the Merger Agreement. The $100 million funded by Hexion has been deferred and is recorded in "Accrued liabilities" in the accompanying condensed consolidated balance sheet (unaudited) as of June 30, 2008.

        Other costs associated with the Merger Agreement would be payable upon consummation of the Merger. We will recognize these costs if and when the business combination is consummated. The following is a discussion of these costs.

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

VOTING AGREEMENT FEES

        As of the date of the Merger Agreement, MatlinPatterson was one of our significant shareholders and an affiliate of two of our former directors. Pursuant to a voting agreement in connection with the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15.    EXPENSES ASSOCIATED WITH THE MERGER (Continued)

Merger, we agreed to reimburse MatlinPatterson for up to $13.0 million in additional investment banking fees payable to UBS if the Merger is consummated. If the Merger is not consummated, no such fees will be paid.

16.    COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Litigation with Apollo and Hexion

        On June 18, 2008, Apollo and Hexion filed an action for declaratory judgment against us in Delaware Chancery Court related to the Merger Agreement. The action seeks the following declarations from the court:

  •
  Hexion is not obligated to consummate the Merger if the combined company would be insolvent following the consummation of the Merger and that Hexion's liability for failure to consummate the Merger is limited to $325 million;

  •
  Since execution of the Merger Agreement, our Company has suffered a material adverse effect in its business, and that, if the conditions to closing were measured today, Hexion would have no obligation to make any payment to our Company in connection with the Merger; and

  •
  Neither Apollo nor any of its current or former partners, stockholders, managers, employees, representatives, members, affiliates or agents has any obligation or liability to our Company under or in connection with the negotiation, execution or performance of the Merger Agreement or any of the transactions contemplated thereunder.

        In connection with this action, Hexion engaged Duff & Phelps, a financial advisor, to provide a letter stating that the combined company would be insolvent following the consummation of the Merger. This letter was based on certain assumptions and was produced without our consultation or consent.

        On July 7, 2008, Hexion amended its complaint to seek the additional declaration that the extension of the Merger Agreement by our Board of Directors from July 4, 2008 to October 2, 2008 was invalid. Hexion's amended complaint also seeks an injunction against us and others from prosecuting any claim against the plaintiffs in a different forum relating to or arising out of the Merger Agreement or the transactions contemplated thereby.

        We intend to defend the claims brought by Hexion and Apollo vigorously and have asked the Delaware court to declare that:

  •
  Hexion's obligations under the Merger Agreement have not been excused as a result of the Duff & Phelps letter;

  •
  It is possible for us to provide Hexion's lenders with requisite assurance of solvency; and

  •
  No material adverse effect in our business has occurred since the Merger Agreement was executed.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

        We have also asked the court to enjoin Hexion from continuing to breach the Merger Agreement and to specifically order Hexion to perform its obligations under the Merger Agreement. In addition, we have filed counterclaims against Hexion in Delaware, including, among others, breach of contract, breach of good faith and fair dealing, defamation, injurious falsehood and commercial disparagement. Discovery in the case will be expedited, and trial on the issues set forth above is scheduled to begin on September 8, 2008. If we are not successful in connection with this litigation, the Merger Agreement could be terminated and the damages owed to our Company as a result of that event could be eliminated or reduced.

        On June 23, 2008, we filed a state court petition in Montgomery County, Texas against Leon Black, Joshua J. Harris and Apollo. The action alleges that Apollo and Messrs. Black and Harris tortiously interfered with and fraudulently induced us to terminate our June 25, 2007 merger agreement with Basell AF (an affiliate of Access Industries) and seeks damages in excess of $3 billion. On July 18, 2008, Apollo and Messrs. Black and Harris filed special appearances objecting to the jurisdiction of the Court. On July 21, 2008, they filed answers denying liability and moved to dismiss or, alternatively, to stay the case until the Delaware action is concluded. Discovery in this action for damages has not been expedited, and a trial date has not yet been set.

        For information regarding the Merger and related litigation, please also see "Note 1. General—Merger Agreement and Litigation with Apollo and Hexion."

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through June 30, 2008.

        During each of the six months ended June 30, 2008 and June 30, 2007, we did not settle any Discoloration Claims. The two Discoloration Claims unresolved as of June 30, 2008 asserted aggregate damages of €37.7 million ($59.3 million). This amount decreased from asserted damages of €61.4 million as of March 31, 2008 largely because one of the claimants to the action reassessed its losses from €51.0 million to €26.3 million. An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than eight years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of June 30, 2008 for costs associated with unasserted Discoloration Claims.

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. None of the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our fourteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Six Months Ended June 30,
	2008	2007
Unresolved at beginning of period	1,192	1,367
Tendered during period	10	17
Resolved during period(1)	59	142
Unresolved at end of period	1,143	1,242

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

        We have never made any payments with respect to these cases. As of June 30, 2008, we had an accrued liability of $16.4 million relating to these cases and a corresponding receivable of $16.4 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2008.

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

	Six Months Ended June 30,
	2008	2007
Unresolved at beginning of period	39	42
Filed during period	2	51
Resolved during period	1	2
Unresolved at end of period	40	91

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil and $138,500 during the six months ended June 30, 2008 and 2007, respectively. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2008.

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

        We also have been named as a defendant in a putative class action antitrust suit pending in the Superior Court of California, County of San Francisco, filed on February 15, 2005 that alleges a conspiracy to fix prices of certain rubber and urethane products in California. The other defendants named in the Polyether Polyols cases are also defendants in this case. The California action has been stayed pending disposition of the Polyether Polyols cases.

        We have also been named as a defendant in a proposed third amended complaint in a putative class action antitrust suit pending in federal district court in Massachusetts that alleges a conspiracy to fix prices of certain rubber and urethane products. Other proposed new defendants are also defendants in the Polyether Polyols cases. The Massachusetts action has been stayed pending settlement of previously asserted claims against previously named parties. We have filed papers opposing the motion for leave to file a third amended complaint in that action.

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

MTBE Litigation

        We have been named as a defendant in nine lawsuits pending in the U.S. District Court for the Southern District of New York alleging liability related to MTBE contamination in groundwater. Four of these cases were filed on March 23, 2007, one was filed on March 28, 2007, three were filed on April 5, 2007 and one was filed on January 11, 2008. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the nine cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants' conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that our liability in these cases, if any, would likely be covered, at least in part, by insurance and/or by indemnity agreements with prior owners.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and International Risk Insurance Company ("IRIC"), our captive insurer, in the United States District Court for the Southern District of Texas, by seventeen reinsurance companies (the "Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company (the "Policy") for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action seeks to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. Motions to dismiss that action filed by our Company and IRIC were heard December 21, 2007, but have not been decided by the court. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers have filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the United States District Court for the Southern District of Texas in order to consolidate the two actions. Our Company has filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. On April 23, 2008, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court for the Southern District of Texas but did not rule on the motion to remand. Our Company has paid its deductible on the claim of $60 million and has been advanced $325.0 million to date (of which $20.0 million was advanced during the six months ended June 30, 2008) by the Reinsurers. Our Company has claimed an additional approximately $275 million as presently due and owing and unpaid under the Policy for losses caused by the fire, and anticipates filing additional claims. For more information, see "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of June 30, 2008, there were $74.5 million and RMB 921.4 million ($134.3 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16.    COMMITMENTS AND CONTINGENCIES (Continued)

China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and has achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

GENERAL

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental or safety inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental or safety regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or other regulatory requirements may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2008 and 2007, our capital expenditures for EHS matters totaled $27.3 million and $23.5 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at approximately 10 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us. Recently, Huntsman Advanced Materials received notice from the U.S. Department of Agriculture that the North Maybe Canyon Superfund site near Soda Springs, Idaho (a Huntsman Polymers Corporation legacy site) will require a Remedial Investigation/Feasibility Study. The current lease holders of the site have been doing a site investigation since 2004. We continue to believe, based on known facts, that our liability at the site will not be material.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience and are discounted when supported by applicable accounting principles. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $8.3 million and $7.2 million for environmental liabilities as of June 30, 2008 and December 31, 2007, respectively. Of these amounts, $5.7 million and $4.6 million are classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of June 30, 2008 and December 31, 2007, respectively, and $2.6 million and $2.6 million are classified as other noncurrent liabilities in our condensed consolidated balance sheets (unaudited) as of June 30, 2008 and December 31, 2007, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased, manufactured or imported by or for us into the EU. Compliance with REACH begins with a chemical pre-registration process, which utilizes internal resources at nominal expense, began on June 1, 2008 and must be completed by November 30, 2008. By the deadline, all chemical substances either manufactured or imported into Europe must be pre-registered or removed from the marketplace. The process of pre-registering all products that we manufacture or import into Europe is currently on schedule for completion by the November 30 deadline. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3.0 million on REACH compliance in 2007, and we do not anticipate that compliance costs will be material to us in the near-term.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change (the "Convention"), there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. In addition, although the U.S. is not a signatory to the Convention, several states, including California, are implementing their own GHG regulatory programs and a federal program in the U.S. is a possibility for the future. Several of our sites are subject to existing GHG legislation, but few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL FACILITY ANTI-TERRORISM RULEMAKING

        As required by the Homeland Security Appropriations Act of 2006, on April 9, 2007, the Department of Homeland Security (the "DHS") issued the Chemical Facility Anti-Terrorism Standards or "CFATS", an interim final rule establishing risk-based performance standards for the chemical industry. The majority of the standards went into effect on June 8, 2007 and require security vulnerability assessments ("SVAs") and site security plans for facilities qualifying as high risk.

        Since 2003, we have conducted SVAs at our higher risk manufacturing facilities in the U.S. using American Chemical Council protocols. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all of our facilities, including some of our recently acquired sites, have been assessed. A second round of SVAs under the CFATS regime will be based on the DHS list of "Chemicals of Interest" ("Appendix A") released on November 2, 2007 and will consider the volume of on-site chemicals, proximity of neighbors to a facility and other factors. Our operating locations with Appendix A chemicals that met the volume thresholds are preparing to conduct SVAs before the end of 2008. We expect that the cost to perform the SVAs is nominal. At this time, we do not know if we will need to implement any changes to our facilities based on the findings of the SVAs.

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

        As a result of these developments, we currently market, either directly or through third parties, MTBE to customers located outside the U.S. for use as a gasoline additive. There are additional costs associated with sales to customers outside the U.S., which may result in decreased profitability compared to historical sales in the U.S. We may also elect to use all or a portion of our precursor TBA to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. We have been named as a defendant in nine of those lawsuits. For more information, see "Note 16. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17.    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

18.    STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2008, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest ratably over a three-year period.

        Under the Merger Agreement, we have agreed, among other things, that we will not grant or issue any capital stock or equity interests, other than (i) the issuance of common stock upon the exercise of stock options granted under the Stock Incentive Plan and outstanding on the date of the Merger Agreement, (ii) upon the expiration of any restrictions on any restricted stock granted under the Stock Incentive Plan and outstanding on the date of the Merger Agreement or issued in compliance with the Merger Agreement, and (iii) issuances of restricted stock or phantom stock granted after February 15, 2008 under the Stock Incentive Plan to employees and directors in amounts consistent with past practice or pursuant to action taken by our board of directors (or a committee thereof) and in aggregate not covering more than 600,000 shares of common stock, 50% of which will become fully vested and convert into the right to receive the merger consideration upon the effective time of the Merger and 50% of which will become fully vested and convert into the right to receive the merger consideration six months following the consummation of the Merger. If the Merger is not consummated, the restricted stock and phantom stock granted during 2008 will vest ratably over a three-year period from the grant date.

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

        The compensation cost from continuing operations for the Stock Incentive Plan was $5.1 million and $6.2 million for the three months ended June 30, 2008 and 2007, respectively, and $11.2 million each for the six months ended June 30, 2008 and 2007. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $3.5 million each for the six months ended June 30, 2008 and 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Dividend yield	NA	2.0%	NA	1.9%
Expected volatility	NA	20.8%	NA	20.8%
Risk-free interest rate	NA	4.6%	NA	4.7%
Expected life of stock options granted during the period	NA	6.6 years	NA	6.6 years

        During the three and six months ended June 30, 2008, no stock options were granted.

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2008 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in millions)
Outstanding at January 1, 2008	6,327	$21.32
Granted	—	—
Exercised	—	—
Forfeited	(48)	20.62

Outstanding at June 30, 2008	6,279	21.32	7.7	$—

Exercisable at June 30, 2008	4,199	21.73	7.3	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18.    STOCK-BASED COMPENSATION PLANS (Continued)

        As of June 30, 2008, there was $9.1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2008 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2008	1,007		$21.12	145	$20.76
Granted	492		24.56	108	24.56
Vested	(535)	(1)	21.60	(58)	21.03
Forfeited	(7)		20.59	(8)	22.13

Nonvested at June 30, 2008	957		22.62	187	22.82

(1)
During the six months ended June 30, 2008, 10,278 restricted stock units vested. Vested restricted stock units are not reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of June 30, 2008, there was $19.7 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of shares that vested during the six months ended June 30, 2008 and 2007 was $13.1 million and $8.7 million, respectively.

19.    CASUALTY LOSSES AND INSURANCE RECOVERIES

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

        Through June 30, 2008, we have received partial recovery advances totaling $325.0 million. We have recorded $187.9 million of repair and maintenance costs and fixed costs incurred during the business interruption period against the $325.0 million of partial recovery advances resulting in a deferred insurance recovery gain of $137.1 million. We have claimed an additional approximately $275 million as presently due and owing and unpaid under the insurance policy for losses caused by the fire, and anticipate filing additional claims. The Reinsurers have failed to process additional requests for interim claim recovery advances pending their further review and adjusting of the overall claim. On August 31, 2007, the Reinsurers filed suit against us and IRIC, our captive insurance company, in the United States District Court for the Southern District of Texas seeking to compel arbitration of certain disputed claims or alternatively seeking a declaratory judgment on disputed claims. See "Note 16. Commitment and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation."

        During the six months ended June 30, 2008, the deferred insurance recovery gain remained unchanged at $137.1 million and is included in "Accrued liabilities" in the accompanying condensed consolidated balance sheet (unaudited) as of June 30, 2008.

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

        During 2006 and 2007, we recorded insurance recoveries of $37.5 million related to the gulf coast storms. We and our insurers are working to reach a settlement on the remainder of the insurance claim, and we can provide no assurance with respect to the ultimate resolution of this matter. Any future collections will represent income for us upon final settlement.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    INCOME TAXES (Continued)

        On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service ("IRS") related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of two uncertain tax positions in other countries, during the six months ended June 30, 2008 we recorded a decrease in unrecognized tax benefits and a corresponding income tax benefit of $18.4 million.

HUNTSMAN CORPORATION

        We recorded income tax expense of $24.6 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively. Our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

        Our effective income tax rate was 50% for the six months ended June 30, 2008, which is higher than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax benefits due to valuation allowances, partially offset by the benefit for the decrease in unrecognized tax benefits during the year. Our effective income tax rate was 4% for the six months ended June 30, 2007, which is lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, losses in tax jurisdictions where we recognize tax benefits, earnings in tax jurisdictions with lower statutory rates, and a non-recurring benefit from the release of our U.S. valuation allowance. Our effective tax rate increased largely due to income in jurisdictions where we no longer have a valuation allowance and net increases in operating losses in jurisdictions where we have valuation allowances and in which we do not record a tax benefit.

        Merger-related costs of $9.0 million are included in income from continuing operations before income taxes for the six months ended June 30, 2008 which are not benefited for tax purposes because such costs are not deductible for income tax purposes. See "Note 15. Expenses Associated with the Merger."

HUNTSMAN INTERNATIONAL

        Huntsman International recorded income tax expense of $28.2 million and $42.1 million for the six months ended June 30, 2008 and 2007, respectively. Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which it operates.

        Huntsman International's effective income tax rate was 43% for the six months ended June 30, 2008, which is higher than the U.S. statutory rate of 35% primarily due to its mix of earnings in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax benefits due to valuation allowances, offset by the benefit for the decrease in unrecognized tax benefits during the year. Huntsman International's effective income tax rate was 38% for the six months ended June 30, 2007, which is higher than the U.S. statutory rate of 35% primarily due to its mix of earnings in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20.    INCOME TAXES (Continued)

benefits due to valuation allowances. Huntsman International's effective tax rate increased largely due to income in jurisdictions where we no longer have a valuation allowance and net increases in operating losses in jurisdictions where we have valuation allowances and in which we do not record a tax benefit.

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

        Basic and diluted income (loss) weighted average shares are determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding	233,544,492	220,938,218	230,307,034	220,861,287
Dilutive securities:
Stock-based awards	139,549	95,872	272,620	105,149
Preferred stock conversion	—	12,499,925	3,120,200	12,499,925

Total dilutive shares outstanding assuming conversion	233,684,041	233,534,015	233,699,854	233,466,361

        Additional stock-based awards of 6,457,946 and 6,507,582 weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2008 and 2007, respectively, and additional stock-based awards of 6,385,652 and 6,164,452 weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2008 and 2007, respectively, and were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

22.    OPERATING SEGMENT INFORMATION

        We report our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    OPERATING SEGMENT INFORMATION (Continued)

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives; tooling resin formulations; textile chemicals and dyes; and APAO
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Polymers(1)	LDPE and LLDPE, polypropylene and EPS
Base Chemicals(1)(2)	olefins and cyclohexane
Corporate and other(2)	styrene

(1)
In a series of transactions completed in 2006 and 2007, we sold substantially all of our Polymers and Base Chemicals operations. For more information, see "Note 3. Discontinued Operations."

(2)
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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22.    OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Sales:
Polyurethanes	$1,160.9	$1,010.2	$2,162.6	$1,850.2
Materials and Effects	688.8	621.5	1,311.2	1,211.1
Performance Products	725.1	548.4	1,356.4	1,100.3
Pigments	320.7	293.2	605.9	563.4
Corporate and other(2)	43.3	34.5	82.9	72.6
Eliminations	(43.1)	(36.6)	(82.9)	(74.5)

Total	$2,895.7	$2,471.2	$5,436.1	$4,723.1

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$147.7	$158.6	$279.5	$276.9
Materials and Effects	50.5	52.5	89.1	109.6
Performance Products	50.5	33.2	103.5	105.3
Pigments	7.3	21.9	17.7	45.4
Corporate and other(2)	(53.0)	(59.0)	(116.4)	(100.2)

Subtotal	203.0	207.2	373.4	437.0
Polymers(3)	2.7	(219.9)	3.9	(206.5)
Base Chemicals(3)	4.5	35.3	2.4	34.1

Total	210.2	22.6	379.7	264.6
Interest expense, net	(65.5)	(70.0)	(130.3)	(143.8)
Income tax (expense) benefit—continuing operations	(21.2)	8.0	(24.6)	(4.4)
Income tax (expense) benefit—discontinued operations	(2.3)	76.3	(2.5)	76.3
Depreciation and amortization	(97.5)	(107.8)	(191.3)	(217.0)

Net income (loss)	$23.7	$(70.9)	$31.0	$(24.3)

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$147.7	$158.6	$279.5	$276.9
Materials and Effects	50.5	52.5	89.1	109.6
Performance Products	50.5	33.2	103.5	105.3
Pigments	7.3	21.9	17.7	45.4
Corporate and other(2)	(50.6)	(58.0)	(111.3)	(103.8)

Subtotal	205.4	208.2	378.5	433.4
Polymers(3)	2.7	(219.9)	3.9	(206.5)
Base Chemicals(3)	4.5	35.3	2.4	34.1

Total	212.6	23.6	384.8	261.0
Interest expense, net	(65.6)	(70.2)	(130.5)	(144.4)
Income tax expense—continuing operations	(21.8)	(18.5)	(28.2)	(42.1)
Income tax (expense) benefit—discontinued operations	(2.3)	76.3	(2.5)	76.3
Depreciation and amortization	(91.8)	(102.1)	(180.0)	(205.6)

Net income (loss)	$31.1	$(90.9)	$43.6	$(54.8)

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

23.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007. There are no contractual restrictions limiting transfers of cash from Huntsman International's guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$5.8	$5.9	$129.0	$—	$140.7
Restricted cash	—	—	3.4	—	3.4
Accounts and notes receivables, net	31.9	152.7	1,201.2	—	1,385.8
Accounts receivable from affiliates	1,128.6	2,387.9	117.0	(3,371.3)	262.2
Inventories, net	91.7	238.9	1,243.1	(9.1)	1,564.6
Prepaid expenses	3.4	0.6	21.9	—	25.9
Deferred income taxes	7.1	47.7	18.9	1.4	75.1
Other current assets	0.1	0.8	109.7	—	110.6

Total current assets	1,268.6	2,834.5	2,844.2	(3,379.0)	3,568.3
Property, plant and equipment, net	472.2	889.5	2,368.6	2.6	3,732.9
Investment in affiliates	5,724.4	1,582.6	114.1	(7,151.0)	270.1
Intangible assets, net	115.4	0.6	53.3	—	169.3
Goodwill	—	87.1	12.3	(4.1)	95.3
Deferred income taxes	135.6	17.0	217.3	(37.3)	332.6
Notes receivables from affiliates	537.1	2,032.9	9.0	(2,569.9)	9.1
Other noncurrent assets	57.8	149.5	364.3	—	571.6

Total assets	$8,311.1	$7,593.7	$5,983.1	$(13,138.7)	$8,749.2

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$32.2	$274.4	$783.3	$0.1	$1,090.0
Accounts payable to affiliates	2,214.5	725.3	447.5	(3,371.3)	16.0
Accrued liabilities	92.7	194.0	486.8	—	773.5
Deferred income taxes	—	—	3.4	—	3.4
Current portion of long-term debt	339.0	—	46.4	—	385.4

Total current liabilities	2,678.4	1,193.7	1,767.4	(3,371.2)	2,268.3
Long-term debt	3,385.9	2.5	179.7	—	3,568.1
Deferred income taxes	2.2	72.6	115.1	(35.9)	154.0
Notes payable to affiliates	—	493.4	2,081.3	(2,570.0)	4.7
Other noncurrent liabilities	183.4	115.8	361.4	(0.7)	659.9

Total liabilities	6,249.9	1,878.0	4,504.9	(5,977.8)	6,655.0
Minority interest in consolidated subsidiaries	—	0.5	25.3	7.2	33.0
Members' equity:
Members' equity	2,856.8	4,796.1	1,333.5	(6,129.6)	2,856.8
Subsidiary preferred stock	—	1.4	1.5	(2.9)	—
(Accumulated deficit) retained earnings	(1,102.6)	397.8	(27.6)	(370.2)	(1,102.6)
Accumulated other comprehensive income	307.0	519.9	145.5	(665.4)	307.0

Total members' equity	2,061.2	5,715.2	1,452.9	(7,168.1)	2,061.2

Total liabilities and members' equity	$8,311.1	$7,593.7	$5,983.1	$(13,138.7)	$8,749.2

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$11.3	$5.7	$136.9	$—	$153.9
Accounts and notes receivables, net	29.9	212.4	1,011.0	—	1,253.3
Accounts receivable from affiliates	1,527.9	2,438.6	532.1	(4,305.5)	193.1
Inventories, net	96.1	233.7	1,130.4	(8.3)	1,451.9
Prepaid expenses	5.9	26.5	24.3	(19.6)	37.1
Deferred income taxes	9.3	45.6	18.1	1.4	74.4
Other current assets	9.8	1.1	101.8	—	112.7

Total current assets	1,690.2	2,963.6	2,954.6	(4,332.0)	3,276.4
Property, plant and equipment, net	471.0	837.6	2,244.9	2.8	3,556.3
Investment in affiliates	5,345.1	1,597.3	114.9	(6,829.5)	227.8
Intangible assets, net	127.8	1.8	47.8	—	177.4
Goodwill	—	87.1	9.5	(4.1)	92.5
Deferred income taxes	85.1	16.6	210.9	(12.6)	300.0
Notes receivables from affiliates	517.7	1,726.5	8.4	(2,244.2)	8.4
Other noncurrent assets	57.1	97.8	301.4	—	456.3

Total assets	$8,294.0	$7,328.3	$5,892.4	$(13,419.6)	$8,095.1

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$40.6	$258.4	$706.4	$—	$1,005.4
Accounts payable to affiliates	2,682.4	707.6	930.5	(4,305.5)	15.0
Accrued liabilities	100.8	237.8	462.0	(19.6)	781.0
Deferred income taxes	—	—	3.2	—	3.2
Current portion of long-term debt	26.6	—	41.9	—	68.5

Total current liabilities	2,850.4	1,203.8	2,144.0	(4,325.1)	1,873.1
Long-term debt	3,342.9	—	157.4	—	3,500.3
Deferred income taxes	2.2	11.4	121.7	(11.0)	124.3
Notes payable to affiliates	27.7	477.2	1,744.1	(2,244.3)	4.7
Other noncurrent liabilities	181.4	121.8	374.3	(0.7)	676.8

Total liabilities	6,404.6	1,814.2	4,541.5	(6,581.1)	6,179.2

Minority interest in consolidated subsidiaries	—	0.5	19.0	7.0	26.5
Members' equity:
Members' equity	2,845.4	4,672.2	1,296.4	(5,968.6)	2,845.4
Subsidiary preferred stock	—	1.5	1.4	(2.9)	—
(Accumulated deficit) retained earnings	(1,142.9)	383.5	(3.4)	(380.1)	(1,142.9)
Accumulated other comprehensive income	186.9	456.4	37.5	(493.9)	186.9

Total members' equity	1,889.4	5,513.6	1,331.9	(6,845.5)	1,889.4

Total liabilities and members' equity	$8,294.0	$7,328.3	$5,892.4	$(13,419.6)	$8,095.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$239.3	$777.6	$1,850.0	$—	$2,866.9
Related party sales	96.9	117.3	302.9	(488.3)	28.8

Total revenues	336.2	894.9	2,152.9	(488.3)	2,895.7
Cost of goods sold	272.9	803.9	1,914.1	(481.0)	2,509.9

Gross profit	63.3	91.0	238.8	(7.3)	385.8
Selling, general and administrative	28.7	35.7	169.6	(0.2)	233.8
Research and development	13.1	8.3	19.1	—	40.5
Other operating (income) expense	(6.4)	(0.4)	8.2	—	1.4
Restructuring, impairment and plant closing costs	—	—	1.0	—	1.0

Operating income	27.9	47.4	40.9	(7.1)	109.1
Interest (expense) income, net	(60.6)	30.0	(35.0)	—	(65.6)
Gain (loss) on accounts receivable securitization program	1.5	(2.8)	(3.6)	—	(4.9)
Equity in income (loss) of investment in affiliates and subsidiaries	55.5	0.2	3.6	(55.7)	3.6
Other (expense) income	(6.4)	(0.1)	0.5	6.5	0.5

Income (loss) from continuing operations before income taxes and minority interest	17.9	74.7	6.4	(56.3)	42.7
Income tax benefit (expense)	11.9	(29.7)	(4.0)	—	(21.8)
Minority interest in subsidiaries' income	—	—	(3.0)	(0.1)	(3.1)

Income (loss) from continuing operations	29.8	45.0	(0.6)	(56.4)	17.8
Income from discontinued operations, net of tax	1.3	2.9	0.7	—	4.9
Extraordinary gain on the acquisition of a business, net of tax	—	—	8.4	—	8.4

Net income (loss)	$31.1	$47.9	$8.5	$(56.4)	$31.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$248.5	$582.7	$1,589.0	$—	$2,420.2
Related party sales	125.0	118.1	263.3	(455.4)	51.0

Total revenues	373.5	700.8	1,852.3	(455.4)	2,471.2
Cost of goods sold	294.1	624.9	1,611.8	(453.8)	2,077.0

Gross profit	79.4	75.9	240.5	(1.6)	394.2
Selling, general and administrative	55.9	23.9	138.3	(0.2)	217.9
Research and development	10.6	8.2	17.4	—	36.2
Other operating expense (income)	2.0	(13.1)	17.1	—	6.0
Restructuring, impairment and plant closing (credits) costs	—	(0.5)	13.7	—	13.2

Operating income	10.9	57.4	54.0	(1.4)	120.9
Interest income (expense), net	4.7	(43.4)	(31.5)	—	(70.2)
Loss on accounts receivable securitization program	(0.2)	(2.7)	(1.8)	—	(4.7)
Equity in (loss) income of investment in affiliates and subsidiaries	(106.6)	68.4	5.1	38.2	5.1
Other (expense) income	(1.6)	5.5	(1.0)	(4.1)	(1.2)

(Loss) income from continuing operations before income taxes and minority interest	(92.8)	85.2	24.8	32.7	49.9
Income tax benefit (expense)	10.4	(13.8)	(15.1)	—	(18.5)
Minority interest in subsidiaries' loss	—	4.1	11.2	(4.2)	11.1

(Loss) income from continuing operations	(82.4)	75.5	20.9	28.5	42.5
(Loss) income from discontinued operations, net of tax	(11.7)	(134.7)	21.9	—	(124.5)
Extraordinary gain (loss) on the acquisition of a business, net of tax	3.2	—	(12.1)	—	(8.9)

Net (loss) income	$(90.9)	$(59.2)	$30.7	$28.5	$(90.9)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$450.4	$1,425.1	$3,506.5	$—	$5,382.0
Related party sales	216.0	215.6	579.2	(956.7)	54.1

Total revenues	666.4	1,640.7	4,085.7	(956.7)	5,436.1
Cost of goods sold	537.1	1,473.0	3,618.1	(948.9)	4,679.3

Gross profit	129.3	167.7	467.6	(7.8)	756.8
Selling, general and administrative	43.4	68.3	350.9	(0.4)	462.2
Research and development	25.8	15.5	38.2	—	79.5
Other operating expense (income)	25.5	(32.5)	18.8	—	11.8
Restructuring, impairment and plant closing costs	0.1	—	4.9	—	5.0

Operating income	34.5	116.4	54.8	(7.4)	198.3
Interest (expense) income, net	(116.8)	53.9	(67.6)	—	(130.5)
Gain (loss) on accounts receivable securitization program	4.3	(6.1)	(7.7)	—	(9.5)
Equity in income (loss) of investment in affiliates and subsidiaries	79.2	(4.6)	6.7	(74.6)	6.7
Other (expense) income	(6.3)	(0.1)	0.6	6.5	0.7

(Loss) income from continuing operations before income taxes and minority interest	(5.1)	159.5	(13.2)	(75.5)	65.7
Income tax benefit (expense)	47.8	(63.4)	(12.6)	—	(28.2)
Minority interest in subsidiaries' income	—	—	(6.4)	(0.1)	(6.5)

Income (loss) from continuing operations	42.7	96.1	(32.2)	(75.6)	31.0
Income (loss) from discontinued operations, net of tax	0.9	3.7	(0.8)	—	3.8
Extraordinary gain on the acquisition of a business, net of tax	—	—	8.8	—	8.8

Net income (loss)	$43.6	$99.8	$(24.2)	$(75.6)	$43.6

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$472.8	$1,130.0	$3,020.7	$—	$4,623.5
Related party sales	249.1	226.6	510.1	(886.2)	99.6

Total revenues	721.9	1,356.6	3,530.8	(886.2)	4,723.1
Cost of goods sold	558.2	1,188.5	3,074.4	(884.7)	3,936.4

Gross profit	163.7	168.1	456.4	(1.5)	786.7
Selling, general and administrative	105.1	44.7	275.8	(0.4)	425.2
Research and development	20.3	16.5	32.7	—	69.5
Other operating expense (income)	7.0	(20.2)	21.5	—	8.3
Restructuring, impairment and plant closing (credits) costs	—	(0.4)	24.8	—	24.4

Operating income	31.3	127.5	101.6	(1.1)	259.3
Interest income (expense), net	4.3	(85.1)	(63.6)	—	(144.4)
Gain (loss) on accounts receivable securitization program	0.2	(4.5)	(4.6)	—	(8.9)
Equity in (loss) income of investment in affiliates and subsidiaries	(88.6)	82.5	7.3	6.1	7.3
Other (expense) income	(3.4)	5.4	(0.4)	(4.1)	(2.5)

(Loss) income from continuing operations before income taxes and minority interest	(56.2)	125.8	40.3	0.9	110.8
Income tax benefit (expense)	11.1	(25.7)	(27.5)	—	(42.1)
Minority interest in subsidiaries' loss	—	0.1	10.8	(0.2)	10.7

(Loss) income from continuing operations	(45.1)	100.2	23.6	0.7	79.4
(Loss) income from discontinued operations, net of tax	(8.3)	(140.0)	20.6	—	(127.7)
Extraordinary loss on the acquisition of a business, net of tax	(1.4)	—	(5.1)	—	(6.5)

Net (loss) income	$(54.8)	$(39.8)	$39.1	$0.7	$(54.8)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(68.6)	$306.9	$(209.7)	$—	$28.6

Investing activities:
Capital expenditures	(23.5)	(82.5)	(118.2)	—	(224.2)
Proceeds from sale of assets, net of adjustments	—	(27.9)	1.6	—	(26.3)
Net (receivable) collections from affiliates	(59.1)	(270.8)	—	270.8	(59.1)
Investment in affiliates, net	(150.0)	(40.6)	(0.3)	150.1	(40.8)
Change in restricted cash	—	—	(3.4)	—	(3.4)
Other, net	—	(0.4)	0.6	—	0.2

Net cash provided by (used in) investing activities	(232.6)	(422.2)	(119.7)	420.9	(353.6)

Financing activities:
Net borrowings under revolving loan facilities	324.5	—	7.5	—	332.0
Net repayments on overdraft facilities	—	—	(8.6)	—	(8.6)
Repayments of long-term debt	—	—	(5.2)	—	(5.2)
Proceeds from long-term debt	—	—	17.1	—	17.1
Intercompany borrowings	—	—	270.8	(270.8)	—
Repayments on notes payable	(26.6)	—	(1.9)	—	(28.5)
Proceeds from notes payable	—	—	4.7	—	4.7
Contribution from (distributions to) parent, net	—	115.5	34.6	(150.1)	—
Debt issuance costs paid	(2.2)	—	—	—	(2.2)
Other, net	—	—	(0.1)	—	(0.1)

Net cash provided by financing activities	295.7	115.5	318.9	(420.9)	309.2

Effect of exchange rate changes on cash	—	—	2.6	—	2.6

(Decrease) increase in cash and cash equivalents	(5.5)	0.2	(7.9)	—	(13.2)
Cash and cash equivalents at beginning of period	11.3	5.7	136.9	—	153.9

Cash and cash equivalents at end of period	$5.8	$5.9	$129.0	$—	$140.7

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$590.7	$(460.0)	$(65.4)	$(5.3)	$60.0

Investing activities:
Capital expenditures	(14.9)	(151.3)	(116.6)	—	(282.8)
Acquisition of business, net of cash acquired and post-closing adjustments	—	—	26.9	—	26.9
Proceeds from sale of assets	—	—	15.8	—	15.8
Net (receivable) collections from affiliates	(739.3)	2.9	—	736.4	—
Investment in affiliates, net	42.7	(1.3)	(15.4)	(42.7)	(16.7)
Other, net	—	—	(0.5)	—	(0.5)

Net cash used in investing activities	(711.5)	(149.7)	(89.8)	693.7	(257.3)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	218.5	—	(13.5)	—	205.0
Net repayments on overdraft facilities	—	—	(0.2)	—	(0.2)
Repayments of long-term debt	(313.0)	(0.3)	(4.2)	—	(317.5)
Proceeds from long-term debt	249.5	—	16.6	—	266.1
Intercompany borrowings (repayments)	—	739.3	(2.9)	(736.4)	—
Repayments on notes payable	(36.8)	—	(1.3)	—	(38.1)
Proceeds from notes payable	—	—	4.5	—	4.5
Call premiums related to early extinguishment of debt	(1.2)	—	—	—	(1.2)
Debt issuance costs paid	(4.2)	—	—	—	(4.2)
(Distributions to) contributions from parent, net	—	(116.8)	68.8	48.0	—
Other, net	0.1	(0.9)	—	—	(0.8)

Net cash provided by financing activities	112.9	621.3	67.8	(688.4)	113.6

Effect of exchange rate changes on cash	—	—	5.2	—	5.2

(Decrease) increase in cash and cash equivalents	(7.9)	11.6	(82.2)	—	(78.5)
Cash and cash equivalents at beginning of period	18.1	—	227.9	—	246.0

Cash and cash equivalents at end of period	$10.2	$11.6	$145.7	$—	$167.5

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part II. Item 1A. Risk Factors" in this report and in "Part I. Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

Business

        We are a global manufacturer of differentiated chemical products; we also manufacture inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the six months ended June 30, 2008 and 2007 of $5,436.1 million and $4,723.1 million, respectively.

        We currently report our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers, and Base Chemicals. Our Polyurethanes, Materials and Effects and Performance Products segments produce differentiated chemical products and our Pigments segment produces inorganic chemical products. Our former Polymers and Base Chemicals segments produced commodity chemical products prior to the dispositions discussed in "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

RECENT DEVELOPMENTS

Merger Agreement and Litigation with Apollo and Hexion

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

        On June 18, 2008, Apollo and Hexion filed an action for declaratory judgment against us in Delaware Chancery Court. We believe that, by filing this action, both Apollo and Hexion are improperly seeking to avoid their obligations under the Merger Agreement. The action seeks the following declarations from the court:

  •
  Hexion is not obligated to consummate the Merger if the combined company would be insolvent following the consummation of the Merger and that Hexion's liability for failure to consummate the Merger is limited to $325 million;

  •
  Since execution of the Merger Agreement, our Company has suffered a material adverse effect in its business, and that, if the conditions to closing were measured today, Hexion would have no obligation to make any payment to our Company in connection with the Merger; and

  •
  Neither Apollo nor any of its current or former partners, stockholders, managers, employees, representatives, members, affiliates or agents have any obligation or liability of any type whatsoever, whether in contract, tort or otherwise, to our Company under or in connection with the negotiation, execution or performance of the Merger Agreement or any of the transactions contemplated thereunder.

        In connection with this action, Hexion engaged Duff & Phelps, a financial advisor, to provide a letter stating that the combined company would be insolvent following the consummation of the Merger. This letter was based on certain assumptions and was produced without our consultation or consent.

        Notwithstanding the pending litigation, the Merger Agreement remains in effect, and we are seeking to cause the Merger to be completed in accordance with the terms of the Merger Agreement. On July 4, 2008, we exercised our right under the Merger Agreement to extend the termination date of the Merger by 90 days from July 4, 2008 to October 2, 2008. This extension follows Hexion's previous decision to extend the termination date of the Merger by 90 days from April 5, 2008 to July 4, 2008. Beginning on the termination date, if the Merger has not yet been consummated, the Merger Agreement may be terminated by either party at any time, unless such party's failure to fulfill any material covenant or agreement in the Merger Agreement has been the cause or resulted in the failure of the Merger to be consummated.

        On July 7, 2008, Hexion amended its complaint to seek the additional declaration that the extension of the Merger Agreement by our Board of Directors from July 4, 2008 to October 2, 2008 was invalid. Through its amended complaint, Hexion also seeks an injunction against us and others from prosecuting any claim against the plaintiffs in a different forum relating to or arising out of the Merger Agreement or the transactions contemplated thereby.

        We intend to defend the claims brought by Hexion and Apollo vigorously and have asked the Delaware court to declare that:

  •
  Hexion's obligations under the Merger Agreement have not been excused as a result of the Duff & Phelps letter;

  •
  It is possible for us to provide Hexion's lenders with requisite assurance of solvency; and

  •
  No material adverse effect in our business has occurred since the Merger Agreement was executed.

We have also asked the court to enjoin Hexion from continuing to breach the Merger Agreement and to specifically order Hexion to perform its obligations under the Merger Agreement. In addition, we have filed counterclaims against Hexion in Delaware, including, among others, breach of contract, breach of good faith and fair dealing, defamation, injurious falsehood and commercial disparagement. Discovery in the case will be expedited, and trial on the issues set forth above is scheduled to begin on September 8, 2008. If we are not successful in connection with this litigation, the Merger Agreement could be terminated and the damages owed to our Company as a result of that event could be eliminated or reduced.

        On June 23, 2008, we filed a state court petition in Montgomery County, Texas against Leon Black, Joshua J. Harris and Apollo. The action alleges that Apollo and Messrs. Black and Harris tortiously interfered with and fraudulently induced us to terminate our June 25, 2007 merger agreement with Basell AF (an affiliate of Access Industries) and seeks damages in excess of $3 billion. On July 18, 2008, Apollo and Messrs. Black and Harris filed special appearances objecting to the jurisdiction of the Court. On July 21, 2008, they filed answers denying liability and moved to dismiss or, alternatively, to stay the case until the Delaware action is concluded. Discovery in this action for damages has not been expedited, and a trial date has not yet been set.

        The Merger cannot be completed until each of the other closing conditions specified in the Merger Agreement has been satisfied or waived. The closing conditions include, among others, the expiration of waiting periods or grants of approvals under competition laws in the United States, European Union and certain other jurisdictions. Despite the pending litigation, Hexion has indicated that it intends to cooperate fully, and continue to work closely, with regulatory agencies in these jurisdictions, including the Federal Trade Commission (the "FTC") and the European Commission.

        The Merger Agreement contains no financing condition and requires Hexion to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary to consummate the Merger and the related financing. Hexion has confirmed that its committed financing remains in place. However, Hexion has publicly stated that it does not expect that it will be able to satisfy the conditions necessary to draw down on such financing and that it does not expect that substitute financing will be available. In connection with the pending Delaware litigation, we are disputing Hexion's claim that it cannot satisfy the conditions to its committed financing. Under the Merger Agreement, if the lenders fail to fund the financing in accordance with their commitments, Hexion has agreed in certain circumstances to commence litigation against such lenders in order to compel them to provide the committed funds. We cannot provide any assurances that Hexion will be able to satisfy the conditions necessary to draw down on its committed financing or otherwise compel its lenders to fund in accordance with their obligations, or that substitute financing will be available.

        For more information regarding the Merger, please see our Proxy Statement filed with the Securities and Exchange Commission on September 12, 2007. For information regarding certain risks associated with the Merger, please also see "Part II. Item 1A. Risk Factors."

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2008 and 2007 (dollars in millions):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2008	2007		2008	2007
Total revenues	$2,895.7	$2,471.2	17%	$5,436.1	$4,723.1	15%
Cost of goods sold	2,514.2	2,083.6	21%	4,687.7	3,944.5	19%

Gross profit	381.5	387.6	(2)%	748.4	778.6	(4)%
Operating expense	275.7	260.2	6%	552.5	503.1	10%
Restructuring, impairment and plant closing costs	1.0	13.2	(92)%	5.0	24.4	(80)%

Operating income	104.8	114.2	(8)%	190.9	251.1	(24)%
Interest expense, net	(65.5)	(70.0)	(6)%	(130.3)	(143.8)	(9)%
Loss on accounts receivable securitization program	(4.9)	(4.7)	4%	(9.5)	(8.9)	7%
Equity in income of investment in unconsolidated affiliates	3.6	5.1	(29)%	6.7	7.3	(8)%
Expenses associated with the Merger	(3.8)	—	NM	(9.0)	—	NM
Other income (expense)	0.5	(1.2)	NM	0.7	(2.1)	NM

Income from continuing operations before income taxes and minority interest	34.7	43.4	(20)%	49.5	103.6	(52)%
Income tax (expense) benefit	(21.2)	8.0	NM	(24.6)	(4.4)	459%
Minority interests in subsidiaries' (income) loss	(3.1)	11.1	NM	(6.5)	10.7	NM

Income from continuing operations	10.4	62.5	(83)%	18.4	109.9	(83)%
Income (loss) from discontinued operations, net of tax	4.9	(124.5)	NM	3.8	(127.7)	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	8.4	(8.9)	NM	8.8	(6.5)	NM

Net income (loss)	23.7	(70.9)	NM	31.0	(24.3)	NM
Interest expense, net	65.5	70.0	(6)%	130.3	143.8	(9)%
Income tax expense (benefit) from continuing operations	21.2	(8.0)	NM	24.6	4.4	459%
Income tax expense (benefit) from discontinued operations	2.3	(76.3)	NM	2.5	(76.3)	NM
Depreciation and amortization	97.5	107.8	(10)%	191.3	217.0	(12)%

EBITDA(1)	$210.2	$22.6	830%	$379.7	$264.6	43%

Net cash provided by operating activities				$19.8	$85.3	(77)%
Net cash used in investing activities				(290.9)	(250.1)	16%
Net cash provided by financing activities				255.2	63.9	299%

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2008	2007		2008	2007
Total revenues	$2,895.7	$2,471.2	17%	$5,436.1	$4,723.1	15%
Cost of goods sold	2,509.9	2,077.0	21%	4,679.3	3,936.4	19%

Gross profit	385.8	394.2	(2)%	756.8	786.7	(4)%
Operating expense	275.7	260.1	6%	553.5	503.0	10%
Restructuring, impairment and plant closing costs	1.0	13.2	(92)%	5.0	24.4	(80)%

Operating income	109.1	120.9	(10)%	198.3	259.3	(24)%
Interest expense, net	(65.6)	(70.2)	(7)%	(130.5)	(144.4)	(10)%
Loss on accounts receivable securitization program	(4.9)	(4.7)	4%	(9.5)	(8.9)	7%
Equity in income of investment in unconsolidated affiliates	3.6	5.1	(29)%	6.7	7.3	(8)%
Other income (expense)	0.5	(1.2)	NM	0.7	(2.5)	NM

Income from continuing operations before income taxes and minority interest	42.7	49.9	(14)%	65.7	110.8	(41)%
Income tax expense	(21.8)	(18.5)	18%	(28.2)	(42.1)	(33)%
Minority interests in subsidiaries' (income) loss	(3.1)	11.1	NM	(6.5)	10.7	NM

Income from continuing operations	17.8	42.5	(58)%	31.0	79.4	(61)%
Income (loss) from discontinued operations, net of tax	4.9	(124.5)	NM	3.8	(127.7)	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	8.4	(8.9)	NM	8.8	(6.5)	NM

Net income (loss)	31.1	(90.9)	NM	43.6	(54.8)	NM
Interest expense, net	65.6	70.2	(7)%	130.5	144.4	(10)%
Income tax expense from continuing operations	21.8	18.5	18%	28.2	42.1	(33)%
Income tax expense (benefit) from discontinued operations	2.3	(76.3)	NM	2.5	(76.3)	NM
Depreciation and amortization	91.8	102.1	(10)%	180.0	205.6	(12)%

EBITDA(1)	$212.6	$23.6	801%	$384.8	$261.0	47%

Net cash provided by operating activities				$28.6	$60.0	(52)%
Net cash used in investing activities				(353.6)	(257.3)	37%
Net cash provided by financing activities				309.2	113.6	172%

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Foreign exchange losses—unallocated	$(5.5)	$(3.8)	$(10.0)	$(6.6)
Loss on early extinguishment of debt	—	(0.4)	—	(1.8)
Loss on accounts receivable securitization program	(4.9)	(4.7)	(9.5)	(8.9)
Legal and contract settlement charges, net	—	(6.3)	—	(6.3)
Amounts included in discontinued operations	7.2	(186.5)	6.3	(175.9)
(Loss) gain on sale of business/assets, net	—	—	—	4.1
Expenses associated with the Merger	(3.8)	—	(9.0)	—
Extraordinary gain (loss) on the acquisition of a business	8.4	(8.9)	8.8	(6.5)
Restructuring, impairment and plant closing (costs) credits:
Materials and Effects	—	(8.6)	(1.4)	(14.4)
Performance Products	—	(0.3)	(0.1)	(0.4)
Pigments	0.4	1.0	(0.9)	1.5
Corporate and other	(1.4)	(5.3)	(2.6)	(11.1)

Total restructuring, impairment and plant closing costs	(1.0)	(13.2)	(5.0)	(24.4)

Total	$0.4	$(223.8)	$(18.4)	$(226.3)

Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Foreign exchange losses—unallocated	$(5.5)	$(3.8)	$(10.0)	$(6.6)
Loss on early extinguishment of debt	—	(0.4)	—	(2.2)
Loss on accounts receivable securitization program	(4.9)	(4.7)	(9.5)	(8.9)
Legal and contract settlement charges, net	—	(6.3)	—	(6.3)
Amounts included in discontinued operations	7.2	(186.5)	6.3	(175.9)
(Loss) gain on sale of business/assets, net	—	—	—	4.1
Extraordinary gain (loss) on the acquisition of a business	8.4	(8.9)	8.8	(6.5)
Restructuring, impairment and plant closing (costs) credits:
Materials and Effects	—	(8.6)	(1.4)	(14.4)
Performance Products	—	(0.3)	(0.1)	(0.4)
Pigments	0.4	1.0	(0.9)	1.5
Corporate and other	(1.4)	(5.3)	(2.6)	(11.1)

Total restructuring, impairment and plant closing costs	(1.0)	(13.2)	(5.0)	(24.4)

Total	$4.2	$(223.8)	$(9.4)	$(226.7)

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

        For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income (loss) and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Six months ended June 30,
			Percent Change
	2008	2007
EBITDA	$379.7	$264.6	43%
Depreciation and amortization	(191.3)	(217.0)	(12)%
Interest expense, net	(130.3)	(143.8)	(9)%
Income tax expense—continuing operations	(24.6)	(4.4)	459%
Income tax (expense) benefit—discontinued operations	(2.5)	76.3	NM

Net income (loss)	31.0	(24.3)	NM
Extraordinary (gain) loss on the acquisition of a business, net of tax	(8.8)	6.5	NM
Equity in income of investment in unconsolidated affiliates	(6.7)	(7.3)	(8)%
Dividends received from unconsolidated affiliate	11.0	—	NM
Depreciation and amortization	191.3	217.0	(12)%
Loss (gain) on disposal of assets	3.7	(1.6)	NM
Noncash restructuring, impairment and plant closing costs	2.2	251.7	(99)%
Loss on early extinguishment of debt	—	1.8	NM
Noncash interest expense	2.3	2.0	15%
Deferred income taxes	0.2	(88.6)	NM
Net unrealized loss (gain) on foreign currency transactions	19.6	(7.5)	NM
Other, net	13.9	15.4	(10)%
Changes in operating assets and liabilities	(239.9)	(279.8)	(14)%

Net cash provided by operating activities	$19.8	$85.3	(77)%

Huntsman International

	Six months ended June 30,
			Percent Change
	2008	2007
EBITDA	$384.8	$261.0	47%
Depreciation and amortization	(180.0)	(205.6)	(12)%
Interest expense, net—continuing operations	(130.5)	(144.4)	(10)%
Income tax expense—continuing operations	(28.2)	(42.1)	(33)%
Income tax (expense) benefit—discontinued operations	(2.5)	76.3	NM

Net income (loss)	43.6	(54.8)	NM
Extraordinary (gain) loss on the acquisition of a business, net of tax	(8.8)	6.5	NM
Equity in income of investment in unconsolidated affiliates	(6.7)	(7.3)	(8)%
Dividends received from unconsolidated affiliate	11.0	—	NM
Depreciation and amortization	180.0	205.6	(12)%
(Loss) gain on disposal of assets	3.7	(1.6)	NM
Noncash restructuring, impairment and plant closing costs	2.2	251.7	(99)%
Loss on early extinguishment of debt	—	2.2	NM
Noncash interest expense	2.3	2.3	—
Deferred income taxes	3.8	(50.9)	NM
Net unrealized loss (gain) on foreign currency transactions	19.6	(7.5)	NM
Other, net	13.9	(13.2)	NM
Changes in operating assets and liabilities	(236.0)	(273.0)	(14)%

Net cash provided by operating activities	$28.6	$60.0	(52)%

NM—Not Meaningful

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

        For the three months ended June 30, 2008, we had net income of $23.7 million on revenues of $2,895.7 million, compared with net loss of $70.9 million on revenues of $2,471.2 million for the 2007 period. For the three months ended June 30, 2008, Huntsman International had net income of $31.1 million on revenues of $2,895.7 million compared with a net loss of $90.9 million on revenues of $2,471.2 million for the 2007 period. The increase of $94.6 million in our net income and the increase of $122.0 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the three months ended June 30, 2008 increased by $424.5 million, or 17%, as compared with the 2007 period due principally to higher average selling prices in all of our segments and higher sales volumes in our Polyurethanes and Materials and Effects segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2008 decreased by $6.1 million and $8.4 million, respectively, or 2% each, as compared with the 2007 period. Lower gross profit in our Polyurethanes, Materials and Effects and Pigments segments was offset somewhat by higher gross profit in our Performance Products segment. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2008 increased by $15.5 million and $15.6 million, respectively, or 6% each, as compared with the 2007 period. The increase primarily resulted from a $4.3 million increase in research and development costs and higher overall selling, general and administrative costs, which largely resulted from the weakening of the U.S. dollar versus relevant currencies.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2008 decreased to $1.0 million from $13.2 million in the 2007 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended June 30, 2008 decreased by $4.5 million and $4.6 million, or 6% and 7%, respectively, as compared with the 2007 period. This decrease was primarily due to lower average interest rates on borrowings.

  •
  Expenses related to the Merger consisted primarily of Merger-related professional fees. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense and Huntsman International's income tax expense increased by $29.2 million and $3.3 million, respectively, as compared with the same period in 2007. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For further information concerning taxes, see "Note 20. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The income (loss) from discontinued operations represents the operating results, impairment, and gain (loss) on disposal with respect to each of our U.S. base chemicals business, our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. During the three months ended June 30, 2008, we recorded an extraordinary gain on the acquisition of $8.4 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary. During the three months ended June 30, 2007, we adjusted the preliminary purchase price allocation and finalized post-closing working capital adjustments, resulting in our recording an extraordinary loss on the acquisition of $8.9 million. For more information, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Three months ended June 30,
			Percent Change
	2008	2007
Revenues
Polyurethanes	$1,160.9	$1,010.2	15%
Materials and Effects	688.8	621.5	11%
Performance Products	725.1	548.4	32%
Pigments	320.7	293.2	9%
Corporate and other	43.3	34.5	26%
Eliminations	(43.1)	(36.6)	18%

Total	$2,895.7	$2,471.2	17%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$147.7	$158.6	(7)%
Materials and Effects	50.5	52.5	(4)%
Performance Products	50.5	33.2	52%
Pigments	7.3	21.9	(67)%
Corporate and other	(53.0)	(59.0)	(10)%

Subtotal	203.0	207.2	(2)%
Polymers	2.7	(219.9)	NM
Base Chemicals	4.5	35.3	(87)%

Total	$210.2	$22.6	830%

Huntsman International
Segment EBITDA
Polyurethanes	$147.7	$158.6	(7)%
Materials and Effects	50.5	52.5	(4)%
Performance Products	50.5	33.2	52%
Pigments	7.3	21.9	(67)%
Corporate and other	(50.6)	(58.0)	(13)%

Subtotal	205.4	208.2	(1)%
Polymers	2.7	(219.9)	NM
Base Chemicals	4.5	35.3	(87)%

Total	$212.6	$23.6	801%

Year-Over-Year Increase (Decrease)	Average Selling Price	Sales Volumes
Polyurethanes	9%	6%
Materials and Effects	10%	1%
Performance Products	32%	0%
Pigments	9%	0%

NM—Not Meaningful

Polyurethanes

        For the three months ended June 30, 2008, Polyurethanes segment revenues increased as a result of both higher average selling prices and increased sales volumes, driven largely by strong MDI growth in global emerging markets. MDI average selling prices increased by 7% primarily in response to sharply higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Average selling prices for MTBE increased by 33% due to strong market demand, as well as in response to higher raw material costs. Segment EBITDA decreased principally on lower margins in urethanes. Urethanes margins were lower as sharply higher raw material and energy costs more than offset improvement in average selling prices and the increase in sales volumes.

Materials and Effects

        For the three months ended June 30, 2008, Materials and Effects segment revenues increased primarily as a result of higher average selling prices—in response to higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies—and on slightly higher sales volumes. Sales volumes of our advanced materials products increased by 10% as result of strong demand in all regions; whereas sales volumes of our textile effects products decreased by 14% primarily as a result of a slowdown in Western European and North American markets. Segment EBITDA decreased principally on lower margins on our textile effects products as raw material and energy costs increased by more than average selling prices, offset somewhat by higher margins on our advanced materials products as higher sales volumes and higher average selling prices more than offset higher raw materials and energy costs. During the three months ended June 30, 2008 and 2007, our Materials and Effects segment recorded restructuring and plant closing charges of nil and $8.6 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        For the three months ended June 30, 2008, Performance Products segment revenues increased primarily due to a rise in average selling prices in response to higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Sales volumes, excluding tolling, were unchanged, with increases in most products offset by lower olefin by-product sales. Segment EBITDA increased principally on increased volumes of higher margin products and expanded margins, as average selling prices more than offset increases in raw material and energy costs and higher fixed costs.

Pigments

        For the three months ended June 30, 2008, Pigments segment revenues increased primarily as a result of favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies and on higher average selling prices in Asia and global emerging markets. Sales volumes remained unchanged as higher sales volumes in Europe and Asia were offset by lower sales volumes in North America and global emerging markets. Segment EBITDA decreased principally due to reduced margins resulting from higher raw material and energy prices.

Corporate and Other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain

(loss) on acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business. The increase in EBITDA from Corporate and other items resulted primarily from $17.3 million of favorable adjustments to the extraordinary gain on acquisition ($8.4 million gain recorded in the 2008 period compared to $8.9 million loss in the 2007 period) related to the Textile Effects Acquisition and an increase of $7.4 million of EBITDA from our Australian styrenics business. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. These increases in EBITDA were offset somewhat by $14.2 million of lower minority interest in subsidiaries' income and $3.8 million of expenses incurred during the second quarter of 2008 associated with the Merger. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business and the operating results of our Australian styrenics business. The increase in EBITDA from Corporate and other items resulted primarily from $17.3 million of favorable adjustments to the extraordinary gain on acquisition ($8.4 million gain recorded in the 2008 period compared to $8.9 million loss in the 2007 period) related to the Textile Effects Acquisition and an increase of $7.4 million of EBITDA from our Australian styrenics business. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. These increases in EBITDA were offset somewhat by $14.2 million of lower minority interest in subsidiaries' income.

Polymers

        The operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the three months ended June 30, 2008, Polymers segment EBITDA increased to $2.7 million, as compared with a loss of $219.9 million in the 2007 period. The EBITDA loss in the 2007 period resulted primarily from a $240.0 million impairment loss recorded in anticipation of the North American Polymers Disposition. The EBITDA in the 2008 period resulted from property tax settlements and a gain on the sale of property. For more information, see "Note 3. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

        The operating results of our base chemicals business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the three months ended June 30, 2008, Base Chemicals segment EBITDA decreased to $4.5 million, as compared with $35.3 million in the 2007 period. This decrease in Base Chemicals segment EBITDA resulted from lower adjustments to the losses recorded in connection with the

U.S. Base Chemicals Disposition and the U.K. Petrochemicals Disposition. For more information, see "Note 3. Discontinued Operations—U.S. Base Chemicals Business" and "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

        For the six months ended June 30, 2008, we had net income of $31.0 million on revenues of $5,436.1 million, compared with a net loss of $24.3 million on revenues of $4,723.1 million for the 2007 period. For the six months ended June 30, 2008, Huntsman International had net income of $43.6 million on revenues of $5,436.1 million compared with a net loss of $54.8 million on revenues of $4,723.1 million for the 2007 period. The increase of $55.3 million in our net income and the increase of $98.4 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the six months ended June 30, 2008 increased by $713.0 million, or 15%, as compared with the 2007 period due principally to higher average selling prices in all of our segments and higher sales volumes in our Polyurethanes segment, partially offset by lower sales volumes in our Materials and Effects and Performance Products segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2008 decreased by $30.2 million and $29.9 million, respectively, or 4% each, as compared with the 2007 period, resulting from lower gross profit in all of our segments. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2008 increased by $49.4 million and $50.5 million, respectively, or 10% each, as compared with the 2007 period. The increase resulted from an $8.5 million increase in foreign exchange losses ($12.2 million of losses in the 2008 period as compared with $3.7 million of losses in the 2007 period), a $10.0 million increase in research and development costs and higher overall selling, general and administrative costs, which largely resulted from the weakening of the U.S. dollar versus relevant currencies.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2008 decreased to $5.0 million from $24.4 million in the 2007 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the six months ended June 30, 2008 decreased by $13.5 million and $13.9 million, or 9% and 10%, respectively, as compared with the 2007 period. This decrease was primarily due to lower average interest rates on borrowings.

  •
  Expenses related to the Merger consisted primarily of Merger-related professional fees and board of directors fees. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense increased by $20.2 million and Huntsman International's income tax expense decreased by $13.9 million, as compared with the same period in 2007. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. On April 12, 2007, we received a Revenue Agent Report from the IRS related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately

    $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of two uncertain tax positions in other countries, during the six months ended June 30, 2008 we recorded a decrease in unrecognized tax benefits and a corresponding income tax benefit of $18.4 million. For further information concerning taxes, see "Note 20. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The income (loss) from discontinued operations represents the operating results, impairment, and gain (loss) on disposal with respect to each of our U.S. base chemicals business, our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. During the six months ended June 30, 2008, we recorded an extraordinary gain on the acquisition of $8.8 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary and a reimbursement by Ciba of certain restructuring costs associated with the acquisition. During the six months ended June 30, 2007, we adjusted the preliminary purchase price allocation and finalized post-closing working capital adjustments, resulting in our recording an extraordinary loss on the acquisition of $6.5 million. For more information, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Six months ended June 30,
			Percent Change
	2008	2007
Revenues
Polyurethanes	$2,162.6	$1,850.2	17%
Materials and Effects	1,311.2	1,211.1	8%
Performance Products	1,356.4	1,100.3	23%
Pigments	605.9	563.4	8%
Corporate and other	82.9	72.6	14%
Eliminations	(82.9)	(74.5)	11%

Total	$5,436.1	$4,723.1	15%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$279.5	$276.9	1%
Materials and Effects	89.1	109.6	(19)%
Performance Products	103.5	105.3	(2)%
Pigments	17.7	45.4	(61)%
Corporate and other	(116.4)	(100.2)	16%

Subtotal	373.4	437.0	(15)%
Polymers	3.9	(206.5)	NM
Base Chemicals	2.4	34.1	(93)%

Total	$379.7	$264.6	43%

Huntsman International
Segment EBITDA
Polyurethanes	$279.5	$276.9	1%
Materials and Effects	89.1	109.6	(19)%
Performance Products	103.5	105.3	(2)%
Pigments	17.7	45.4	(61)%
Corporate and other	(111.3)	(103.8)	7%

Subtotal	378.5	433.4	(13)%
Polymers	3.9	(206.5)	NM
Base Chemicals	2.4	34.1	(93)%

Total	$384.8	$261.0	47%

Year-Over-Year Increase (Decrease)	Average Selling Price	Sales Volumes
Polyurethanes	12%	5%
Materials and Effects	11%	(2)%
Performance Products	31%	(7)%
Pigments	7%	0%

NM—Not Meaningful

Polyurethanes

        For the six months ended June 30, 2008, Polyurethanes segment revenues increased as a result of both higher average selling prices and increased sales volumes, driven largely by MDI growth in global emerging markets, partially offset by lower sales volumes to certain customers due to our pending merger. MDI average selling prices increased by 7% primarily in response to sharply higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Average selling prices for MTBE increased by 46% due to strong market demand as well as in response to higher raw material costs. Segment EBITDA increased on higher MTBE margins, from overall increases in sales volumes and from higher overall average selling prices that more than offset sharp increases in raw material and energy costs.

Materials and Effects

        For the six months ended June 30, 2008, Materials and Effects segment revenues increased primarily as a result of higher average selling prices—in response to higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies—offset in part by lower sales volumes, partially attributable to lower sales volumes to certain customers due to our pending merger. Sales volumes of our advanced materials products increased by 4%, primarily in Asia; whereas sales volumes of our textile effects products decreased by 12% primarily as a result of a slowdown in Western European and North American markets. Segment EBITDA decreased principally on lower margins on our textile effects products as raw material and energy costs increased by more than average selling prices, offset somewhat by higher margins on our advanced materials products as higher sales volumes and higher average selling prices more than offset higher raw materials and energy costs and general and administrative expenses. During the six months ended June 30, 2008 and 2007, our Materials and Effects segment recorded restructuring and plant closing charges of $1.4 million and $14.4 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        For the six months ended June 30, 2008, Performance Products segment revenues increased primarily due to higher average selling prices—in response to higher raw material costs and favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies—offset in part by a reduction in sales volumes, excluding tolling. Lower olefin by-product sales and the conversion of most of our ethylene glycol business to a toll manufacturing operation in 2008 more than offset volume increases across all other product groups. Segment EBITDA was lower as the benefit from increased volumes of higher margin products was more than offset by higher fixed costs and lower margins, where the increase in average selling prices lagged increases in raw material and energy costs.

Pigments

        For the six months ended June 30, 2008, Pigments segment revenues increased primarily as a result of favorable foreign exchange movements as the U.S. dollar weakened against other relevant currencies, partially offset by lower average selling prices in local currencies, particularly in Europe due to competitive markets. Segment EBITDA decreased principally due to reduced margins resulting from higher raw material and energy prices and lower local currency selling prices.

Corporate and Other—Huntsman Corporation

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business. The reduction in EBITDA from Corporate and other for the six months ended June 30, 2008 resulted primarily from $17.2 million of lower minority interest in subsidiaries' income and $9.0 million of expenses incurred during the first half of 2008 associated with the Merger. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, EBITDA for the six months ended June 30, 2008 was lower due to $9.7 million of higher corporate information technology costs. These reductions to EBITDA were offset somewhat by $15.3 million of favorable adjustments to the extraordinary gain on acquisition ($8.8 million gain recorded in the 2008 period compared to $6.5 million loss in the 2007 period) related to the Textile Effects Acquisition and an increase of $5.5 million of EBITDA from our Australian styrenics business. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business and the operating results of our Australian styrenics business. The reduction in EBITDA from Corporate and other for the six months ended June 30, 2008 resulted primarily from $17.2 million of lower minority interest in subsidiaries' income and $9.7 million of higher corporate information technology costs. These reductions to EBITDA were offset somewhat by $15.3 million of favorable adjustments to the extraordinary gain on acquisition ($8.8 million gain recorded in the 2008 period compared to $6.5 million loss in the 2007 period) related to the Textile Effects Acquisition and an increase of $5.5 million of EBITDA from our Australian styrenics business. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Polymers

        The operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the six months ended June 30, 2008, Polymers segment EBITDA increased to $3.9 million, as compared with a loss of $206.5 million in the 2007 period. The EBITDA loss in the 2007 period resulted primarily from a $240.0 million impairment loss recorded in anticipation of the North American Polymers Disposition. The EBITDA in the 2008 period resulted from property tax settlements and post-closing adjustments to the loss on disposal. For more information, see "Note 3. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

        The operating results of our base chemicals business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the six months ended June 30, 2008, Base Chemicals segment EBITDA decreased to $2.4 million, as compared with $34.1 million in the 2007 period. This decrease in Base Chemicals segment EBITDA resulted from lower adjustments to the losses recorded in connection with the U.S. Base Chemicals Disposition and the U.K. Petrochemicals Disposition. For more information, see "Note 3. Discontinued Operations—U.S. Base Chemicals Business" and "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by operating activities for the six months ended June 30, 2008 and 2007 was $19.8 million and $85.3 million, respectively. The decrease in cash provided by operations was primarily attributable to lower operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $290.9 million and $250.1 million, respectively. During the six months ended June 30, 2008 and 2007, we paid $224.2 million and $282.8 million, respectively, for capital expenditures. The capital expenditures for the six months ended June 30, 2007 included $85.0 million spent on our former Port Arthur, Texas facility that was previously damaged by fire. During the six months ended June 30, 2008 and 2007, we received $1.6 million and $15.8 million, respectively, from the sale of assets. During the six months ended June 30, 2008, we made $27.9 million of payments related to certain expenditures for the rebuild of our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds. See "Note 3. Discontinued Operations—U.S. Base Chemicals Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. During the six months ended June 30, 2008, we contributed approximately $43.5 million to our ethyleneamines joint venture in Saudi Arabia. During the six months ended June 30, 2007, we finalized our post-closing adjustments with respect to the Textile Effects Acquisition, resulting in a reduction to the purchase price of $26.9 million.

        Net cash provided by financing activities for the six months ended June 30, 2008 was $255.2 million as compared with $63.9 million in the 2007 period. This increase in net cash provided by financing activities was primarily due to higher borrowings under our revolving loan facilities and lower net repayments of debt in the 2008 period as compared to the 2007 period.

Changes in Financial Condition

        The following information summarizes our working capital position as of June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30, 2008	December 31, 2007	Increase (Decrease)	Percent Change
Cash and cash equivalents	$140.7	$154.0	$(13.3)	(9)%
Restricted cash	3.4	—	3.4	NM
Accounts and notes receivable, net	1,404.4	1,262.7	141.7	11%
Inventories, net	1,564.6	1,451.9	112.7	8%
Prepaid expenses	27.6	37.4	(9.8)	(26)%
Deferred income taxes	73.3	72.6	0.7	1%
Other current assets	110.9	116.6	(5.7)	(5)%

Total current assets	3,324.9	3,095.2	229.7	7%

Accounts payable	1,103.2	1,018.4	84.8	8%
Accrued liabilities	874.9	885.2	(10.3)	(1)%
Deferred income taxes	3.4	3.2	0.2	6%
Current portion of long-term debt	385.4	68.5	316.9	463%

Total current liabilities	2,366.9	1,975.3	391.6	20%

Working capital	$958.0	$1,119.9	$(161.9)	(14)%

NM—Not Meaningful

        Our working capital decreased by $161.9 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $13.3 million resulted from the matters identified in the condensed consolidated statements of cash flows contained in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Accounts receivable increased by $141.7 million mainly due to higher sales and the effects of the weaker U.S. dollar versus relevant currencies. This increase is net of an increase in outstandings under our A/R Securitization Program of $75.5 million.

  •
  Inventories increased by $112.7 million mainly due to higher raw material costs and the effects of the weaker U.S. dollar versus relevant currencies, while overall inventory quantities were reduced.

  •
  The increase in accounts payable of $84.8 million was primarily due to an increase in inventory costs and the effects of the weaker U.S. dollar versus relevant currencies.

  •
  Current portion of long-term debt increased $316.9 million due to an increase in borrowing under the Revolving Facility primarily used to fund working capital and operational requirements. The Revolving Facility matures in the third quarter of 2010.

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

Transactions Affecting our Senior Credit Facilities

        As of June 30, 2008, our Senior Credit Facilities consisted of (i) the $650.0 million Revolving Facility and (ii) the $1,540.0 million Dollar Term Loan. As of June 30, 2008, there were $323.4 million borrowings outstanding under our Revolving Facility, which is classified as current in the accompanying balance sheets (unaudited), and we had approximately $40.1 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in the third quarter of 2010 and the Dollar Term Loan matures in 2014; provided however, that the maturities of each will accelerate if we do not repay all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such securities. The next maturity date of such securities is in October of 2010.

        As of June 30, 2008, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in our credit agreements. The credit agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. Our Senior Credit Facilities agreements provide for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

Other Transactions Affecting Our Debt

        HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, maintains a working capital line as part of its overall secured credit facilities. In February 2008, HPS borrowed an additional RMB 122.8 million ($17.9 million) to fund its working capital and operating requirements. As of June 30, 2008, HPS had $26.0 million and RMB 688.6 million ($100.4 million) outstanding under its credit facilities.

        On June 30, 2008, our subsidiary, Huntsman (UK) Limited, entered into the Short Term Revolving Facility, a $125.0 million short term committed revolving credit facility maturing on June 28, 2009, of which nothing was drawn as of June 30, 2008. The Short Term Revolving Facility is secured, pursuant to the terms of a debenture governed by English law, by all existing and after acquired personal property of Huntsman Holdings (UK) Limited, including certain intercompany notes, some of which are secured in nature. The Short Term Revolving Facility is supported by an unsecured parent company guarantee provided by Huntsman International. At our option, the Short Term Revolving Facility may bear interest at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 3.00% and 4.00%, or, with respect to euro-denominated loans, a EURIBOR-based rate plus an applicable margin ranging between 3.00% and 4.00%, or (ii) a prime-based rate plus an applicable margin ranging between 2.00% or 3.00%, depending on the level of borrowings under the facility. The Short Term Revolving Facility contains two financial covenants, including a leverage covenant which is consistent with the Senior Credit Facilities and a minimum tangible net worth covenant. Our Short Term Revolving Facility agreement provides for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contains other customary default provisions.

        The Merger Agreement provides certain restrictions and limitations concerning the amendment of debt agreements, the extension, repayment and refinancing of certain debt, in addition to the incurrence of new debt.

Compliance with Covenants

        Our management believes that we are in compliance with the financial covenants contained in the agreements governing the Senior Credit Facilities, Short Term Revolving Facility, the Australian Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2008, we had $579.3 million of combined cash and combined unused borrowing capacity, consisting of $144.1 million in cash and restricted cash, $286.5 million in availability under our Revolving Facility, $125.0 million in availability under our Short Term Revolving Facility, $23.7 million attributable to our European overdraft facility and nil in availability under our A/R Securitization Program.

        Our liquidity has been significantly impacted by recent transactions and increases in accounts receivable and inventory, net of accounts payable. During the six months ended June 30, 2008, our accounts receivable and inventory, net of accounts payable increased $94.7 million as reflected on our condensed consolidated statement of cash flows (unaudited) included elsewhere in this report, and our outstandings under our A/R Securitization Program increased by $75.5 million (which includes approximately $20 million attributed to change in foreign currency rates). During the six months ended June 30, 2008, we contributed approximately $43.5 million to our ethyleneamines manufacturing joint venture in Jubail Industrial City, Saudi Arabia with Zamil Group. Relating to this project, we expect to receive in the second half of 2008 approximately $10 million from a third party loan reimbursing us for a portion of equity contributions we previously made. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. We expect the facility to come on line in early 2010 with annual capacity of 60 million pounds.

        In addition, we spent $59.2 million during the six months ended June 30, 2008 on scheduled maintenance and catalyst replacement (turnaround) at our Performance Products manufacturing site in Port Neches, Texas (of which $30.6 million was spent in the three months ended June 30, 2008).

        As discussed above in "—Other Transactions Affecting Our Debt," at the end of the second quarter of 2008, we entered into the Short Term Revolving Facility and thereby increased our liquidity.

        We anticipate that our liquidity will be impacted by our ongoing fire claim. As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have received, and anticipate receiving additional settlements of insurance claims. We completed the rebuild and commissioning of the facility in the fourth quarter of 2007. The settlement of insurance claims will continue during 2008. See "Note 16. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Capital Expenditures

        We incurred capital expenditures of $224.2 million for the six months ended June 30, 2008, as compared with $282.8 million in the 2007 period. Capital expenditures for the six months ended June 30, 2008 included spending on the maleic anhydride expansion at our Geismar, Louisiana site, the expansion at our Greatham, U.K. titanium dioxide facility, as well as other smaller projects. Capital expenditures for the six months ended June 30, 2007 included spending of $85.0 million for the rebuild of our fire damaged Port Arthur, Texas facility.

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

Financing of Chinese MDI Facilities

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of June 30, 2008, there were $74.5 million and RMB 921.4 million ($134.3 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments, which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for a $1.5 million VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has commenced production of at least 70% of capacity for at least 30 days and achieved a debt service coverage ratio of at least 1:1. SLIC commenced operations in the third quarter of 2006. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

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

Critical Accounting Policies

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion of developments related to long-lived asset impairments see "Note 3. Discontinued Operations" and "Note 4. Business Combinations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. As of June 30, 2008, these contracts had a notional amount of approximately $80 million and are designated as cash flow hedges. As of June 30, 2008, these contracts had a fair value of $4.0 million and were recorded in other current assets. For the three months ended June 30, 2008, the effective portion of the changes in the fair value of $1.2 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.1 million recorded in sales, a credit of $1.2 million recorded in cost of sales and a foreign currency gain of $0.8 million. For the six months ended June 30, 2008, the effective portion of the changes in the fair value of $2.9 million were recorded in other comprehensive income, with ineffectiveness of a credit of $0.4 million recorded in sales, a credit of $1.4 million recorded in cost of sales and a foreign currency gain of $1.0 million.

        As of and for the three and six months ended June 30, 2008, the fair value and realized gains (losses) of our other outstanding foreign currency rate hedging contracts were not significant.

        We have a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. At maturity, on August 15, 2012, we are required to pay principal of €115.9 million and will receive principal of $152.6 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of June 30, 2008, the fair value of this swap was $31.8 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited) included elsewhere in this report. For the three and six months ended June 30, 2008, we recorded an unrealized foreign currency gain (loss) on this swap of $0.3 million and $(13.3) million, respectively, in our condensed consolidated statement of operations (unaudited) included elsewhere in this report.

        We also have a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. On maturity, April 19, 2010, we are required to pay principal of €70.7 million and will receive principal of $95.8 million. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of June 30, 2008, the fair value of this swap was $16.1 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). For the three and six months ended June 30, 2008, the effective portion of the changes in the fair value of $(0.6) million and $7.4 million, respectively, were recorded in other comprehensive income, with ineffectiveness of $0.2 million and $0.3 million, respectively, recorded in interest expense.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2008, we have designated approximately €450.7 million of debt and swaps as net investment hedges. As of June 30, 2008, we had approximately €1,090.2 million in net euro-denominated assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we cannot give any assurance that our internal controls over financial reporting will be completely effective. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        On April 29, 2006, there was a release of hydrocarbons followed by a significant fire in the ethylene refrigeration area of our Base Chemicals Light Olefins Unit located in Port Arthur, Texas. See "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our consolidated financial statements included elsewhere in this report. There were no fatalities or serious injuries from the fire. An incident investigation team was formed immediately. The cause of the fire was determined to be a sudden rupture of a straight run of pipe which had been weakened by undetected external corrosion under insulation. The Texas Commission on Environmental Quality (the "TCEQ") proposed, and we accepted, a penalty of approximately $0.1 million for alleged excessive environmental releases occurring as a consequence of the fire. The penalty, half of which funded a Supplemental Environmental Project, was paid in full and the settlement received the approval of the TCEQ on May 7, 2008.

        In May 2007, our operation in Wilton, U.K., allegedly caused a discharge of wastewater effluent to be made to Northumbrian Water's Bran Sands treatment facility that contained elevated levels of nitrobenzene. Northumbrian Water alleges that this discharge caused a disruption of its treatment facility which, in turn, exceeded its discharge consent from the U.K. Environmental Agency. The Environmental Agency is investigating a possible prosecution against Northumbrian Water and/or us for the breach. Northumbrian Water has threatened to prosecute our subsidiary in the U.K. To date, however, no charges have been filed.

OTHER LEGAL PROCEEDINGS

        For a discussion of other legal proceedings, see "Note 16. Commitments and Contingencies—Legal Matters" and "Note 17. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

ITEM 1A.    RISK FACTORS

        Any of the following risks could materially and adversely affect our business, results of operations and financial condition. For additional risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to the Merger

Any failure to complete the Merger could materially adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

        Consummation of the Merger is subject to our and Hexion's performance under the Merger Agreement and a number of closing conditions. On June 18, 2008, Hexion filed suit in Delaware Chancery Court seeking a declaratory judgment that, among other things, certain closing conditions could not be met. Please see "Note 16. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Following this announcement, the price of our common stock dropped significantly. If the Merger is not completed for any reason, the price of our common stock will likely decline further to the extent that the current market price of our common stock reflects market assumptions that the Merger will be completed or that all or a portion of the premium implied by the merger consideration will be realized. We may also be subject to additional risks, including:

  •
  the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Hexion, or the failure of the Merger to close for any other reason;

  •
  under the terms of the Merger Agreement, in certain circumstances we could be required to pay significant fees in connection with a termination of the Merger Agreement, which would be in addition to the termination fee (the "Basell Termination Fee") that we paid under an agreement and plan of merger we entered into with Basell (the "Basell Agreement"), for which we would be solely responsible;

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

  •
  uncertainties relating to the Merger and related transactions may adversely affect our relationships with our employees, vendors and customers; and

  •
  the outcome of the pending litigation that has been instituted against us, or new litigation that may be instituted against us, our board of directors and others relating to the Merger Agreement or any settlement of such litigation or judicial actions.

        Accordingly, investors should not place undue reliance on the occurrence of the Merger. In addition, if the Merger does not occur, there can be no assurance that a comparable transaction will be consummated that results in investors' shares being purchased or that we will receive any termination fee under the Merger Agreement. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

If the banks that have provided commitment letters for the funds to complete the Merger are not required or refuse to fund, Hexion will have to seek other financing to complete the Merger, which financing may not be available.

        Hexion has obtained commitment letters for senior secured credit facilities and a senior secured bridge facility with affiliates of Credit Suisse and Deutsche Bank AG to be made available to Hexion and/or one or more of its subsidiaries for purposes of, among other things, financing the merger consideration. Hexion's ability to draw on the proposed loan facility is subject to the satisfaction of certain conditions. Under the Merger Agreement, Hexion's obligation to consummate the Merger is not conditioned upon receipt or availability of financing. However, Hexion has publicly stated that it does not expect that it will be able to draw on the proposed loan facility or obtain substitute financing to raise the necessary funds to pay the merger consideration. In addition, while Hexion is owned by affiliates of Apollo Management, L.P., Apollo Management, L.P. is not obligated to contribute additional equity to us or Hexion in order to consummate the Merger. For more information, see "—Recent Developments—Merger Agreement and Litigation with Apollo and Hexion" above.

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

        The Merger is subject to obtaining the required regulatory clearances and approvals and other conditions beyond our control that may delay or otherwise materially adversely affect its completion. In addition, certain matters related to the consummation of the Merger are the subject of litigation in Delaware. Please see "Note 16. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. We cannot predict when these conditions will be satisfied and related litigation resolved. Further, the period of time necessary to satisfy the requirements for obtaining the required clearances and approvals could significantly delay the effective time of the Merger which would increase the risk that we inadvertently fail to comply with our covenants, including those that restrict our conduct of business or that there arises an occurrence, condition, change or event that would constitute a material adverse effect under the terms of the Merger Agreement, which would permit Hexion to refuse to consummate the Merger.

We could incur substantial merger-related costs in connection with the Merger.

        We have incurred and expect to continue to incur a number of non-recurring costs associated with completing the Merger. These costs could be substantial and could have an adverse effect on our reported results before the consummation of the Merger.

The pendency of the Merger could materially adversely affect our business and operations.

        In connection with the pending Merger, some of our vendors, customers and strategic partners have delayed or deferred, and may continue to delay or defer, decisions relating to their ongoing and future relationships with us, which has negatively affected, and could continue to negatively affect our revenues, earnings and cash flows and adversely affect our prospects which could be detrimental to our stockholders if the Merger is not consummated.

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

        The Merger Agreement contains restrictive covenants that limit our ability to, among other things:

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

        Some rating agencies that provide corporate ratings on us or provide ratings on our debt may downgrade their corporate or debt ratings with respect to us in light of the pending Merger and the financing thereof. A downgrade could materially adversely affect our ability to finance our operations, including increasing the cost of obtaining financing under existing or future facilities or of debt securities, and may affect the payment terms offered by vendors which could result in a negative impact on our liquidity.

In certain circumstances, the Merger Agreement requires us to pay Hexion a termination fee of $225 million plus an amount equal to $100 million (the "Reimbursement Amount"), representing the portion of the $200 million termination fee paid to Basell that was funded by Hexion, and any such payment could have material and adverse consequences to our financial condition and operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the second quarter of 2008. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	—	—	—
May	1,529	$23.20	—	—
June	2,945	$21.90	—	—

Total	4,474	$22.34	—	—

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008

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