Form 10-Q
period 2008-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2008-11-06
CIK 1307954, 1089748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

          On November 3, 2008, 234,430,785 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$107.2	$154.0
Restricted cash	5.9	—
Accounts and notes receivables (net of allowance for doubtful accounts of $42.4 and $43.3, respectively)	1,285.1	1,253.3
Accounts receivable from affiliates	18.8	9.4
Inventories, net	1,541.1	1,451.9
Prepaid expenses	54.3	37.4
Deferred income taxes	72.2	72.6
Other current assets	94.3	116.6

Total current assets	3,178.9	3,095.2
Property, plant and equipment, net	3,784.3	3,762.6
Investment in unconsolidated affiliates	266.4	227.8
Intangible assets, net	160.0	173.2
Goodwill	92.5	92.5
Deferred income taxes	359.3	349.5
Notes receivable from affiliates	8.7	8.4
Other noncurrent assets	560.6	456.4

Total assets	$8,410.7	$8,165.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$993.3	$1,005.4
Accounts payable to affiliates	11.8	13.0
Accrued liabilities	876.9	885.2
Deferred income taxes	3.2	3.2
Current portion of long-term debt	451.1	68.5

Total current liabilities	2,336.3	1,975.3
Long-term debt	3,506.9	3,500.3
Deferred income taxes	186.8	154.4
Notes payable to affiliates	4.4	4.7
Other noncurrent liabilities	611.5	677.8

Total liabilities	6,645.9	6,312.5

Minority interests in common stock of consolidated subsidiaries	33.5	26.5
Commitments and contingencies (Notes 16 and 17)
Stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 234,430,334 and 222,012,474 issued and 233,553,515 and 221,036,190 outstanding in 2008 and 2007, respectively	2.4	2.2
Mandatory convertible preferred stock $0.01 par value, 100,000,000 shares authorized, 5,750,000 issued and outstanding at December 31, 2007	—	287.5
Additional paid-in capital	3,139.5	2,831.9
Unearned stock-based compensation	(15.0)	(11.3)
Accumulated deficit	(1,606.7)	(1,540.1)
Accumulated other comprehensive income	211.1	256.4

Total stockholders' equity	1,731.3	1,826.6

Total liabilities and stockholders' equity	$8,410.7	$8,165.6

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Trade sales, services and fees	$2,702.3	$2,380.7	$8,084.3	$7,004.2
Related party sales	28.2	43.1	82.3	142.7

Total revenues	2,730.5	2,423.8	8,166.6	7,146.9
Cost of goods sold	2,379.7	2,023.1	7,067.4	5,967.6

Gross profit	350.8	400.7	1,099.2	1,179.3
Operating expenses:
Selling, general and administrative	231.4	214.2	692.6	639.5
Research and development	38.8	35.4	118.3	104.9
Other operating (income) expense	(15.9)	9.9	(4.1)	18.2
Restructuring, impairment and plant closing costs	3.6	9.1	8.6	33.5

Total expenses	257.9	268.6	815.4	796.1

Operating income	92.9	132.1	283.8	383.2
Interest expense, net	(68.2)	(71.5)	(198.5)	(215.3)
Loss on accounts receivable securitization program	(6.2)	(7.1)	(15.7)	(16.0)
Equity in income of investment in unconsolidated affiliates	2.9	1.6	9.6	8.9
Expenses associated with the Merger	(25.8)	(205.0)	(34.8)	(205.0)
Other (expense) income	—	(2.4)	0.7	(4.5)

(Loss) income from continuing operations before income taxes and minority interest	(4.4)	(152.3)	45.1	(48.7)
Income tax (expense) benefit	(17.7)	13.1	(42.3)	8.7
Minority interest in subsidiaries' (income) loss	(0.5)	2.9	(7.0)	13.6

Loss from continuing operations	(22.6)	(136.3)	(4.2)	(26.4)
Income (loss) from discontinued operations, net of tax	0.8	(13.7)	4.6	(141.4)

(Loss) income before extraordinary gain (loss)	(21.8)	(150.0)	0.4	(167.8)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	1.6	—	10.4	(6.5)

Net (loss) income	$(20.2)	$(150.0)	$10.8	$(174.3)

Net (loss) income	$(20.2)	$(150.0)	$10.8	$(174.3)
Other comprehensive (loss) income	(162.8)	62.9	(45.3)	105.8

Comprehensive loss	$(183.0)	$(87.1)	$(34.5)	$(68.5)

Basic (loss) income per share:
Loss from continuing operations	$(0.10)	$(0.62)	$(0.02)	$(0.12)
(Loss) income from discontinued operations, net of tax	—	(0.06)	0.02	(0.64)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	0.01	—	0.05	(0.03)

Net (loss) income	$(0.09)	$(0.68)	$0.05	$(0.79)

Weighted average shares	233.6	221.0	231.4	220.9

Diluted (loss) income per share:
Loss from continuing operations	$(0.10)	$(0.62)	$(0.02)	$(0.12)
(Loss) income from discontinued operations, net of tax	—	(0.06)	0.02	(0.64)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	0.01	—	0.05	(0.03)

Net (loss) income	$(0.09)	$(0.68)	$0.05	$(0.79)

Weighted average shares	233.6	221.0	231.4	220.9

Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net income (loss)	$10.8	$(174.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(10.4)	6.5
Equity in income of investment in unconsolidated affiliates	(9.6)	(8.9)
Dividends received from unconsolidated affiliate	11.0	—
Depreciation and amortization	290.1	313.3
Provision for losses on accounts receivable	3.4	3.4
Loss on disposal of discontinued operations	—	228.9
Loss (gain) on disposal of assets	4.3	(1.4)
Loss on early extinguishment of debt	—	1.8
Noncash interest expense	2.4	2.6
Noncash restructuring, impairment and plant closing costs	3.4	12.6
Deferred income taxes	15.0	(109.8)
Net unrealized loss (gain) on foreign currency transactions	16.2	(3.2)
Stock-based compensation	15.7	18.5
Minority interest in subsidiaries' income (loss)	7.0	(13.6)
Other, net	1.7	(0.8)
Changes in operating assets and liabilities:
Accounts and notes receivable	(53.1)	(14.0)
Inventories, net	(98.1)	(49.5)
Prepaid expenses	(16.7)	(2.9)
Other current assets	20.9	51.3
Other noncurrent assets	(125.1)	(74.0)
Accounts payable	(3.4)	(49.9)
Accrued liabilities	20.3	(97.4)
Other noncurrent liabilities	(59.5)	4.1

Net cash provided by operating activities	46.3	43.3

Investing Activities:
Capital expenditures	(325.3)	(466.7)
Acquisition of business, net of cash acquired and post-closing adjustments	—	12.9
Proceeds from sale of assets, net of adjustments	(26.0)	364.3
Investment in unconsolidated affiliates, net	(36.8)	(12.0)
Proceeds from government securities, restricted as to use	3.6	10.8
Acquisition of intangible assets	(9.5)	—
Change in restricted cash	(7.1)	—
Other, net	0.6	—

Net cash used in investing activities	(400.5)	(90.7)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2008	2007
Financing Activities:
Net borrowings under revolving loan facilities	$370.0	$43.5
Net (repayments) borrowings from overdraft facilities and other short-term debt	(3.0)	9.0
Repayments of long-term debt	(6.6)	(318.9)
Proceeds from long-term debt	23.6	266.1
Repayments on notes payable	(35.3)	(49.4)
Proceeds from notes payable	40.2	57.6
Dividends paid to common stockholders	(70.2)	(66.3)
Dividends paid to preferred stockholders	(3.6)	(10.8)
Repurchase and cancellation of stock awards	(3.8)	—
Call premiums related to early extinguishment of debt	—	(1.2)
Debt issuance costs paid	(2.2)	(4.6)
Other, net	(0.4)	1.0

Net cash provided by (used in) financing activities	308.7	(74.0)

Effect of exchange rate changes on cash	(1.3)	8.9

Decrease in cash and cash equivalents	(46.8)	(112.5)
Cash and cash equivalents at beginning of period	154.0	263.2

Cash and cash equivalents at end of period	$107.2	$150.7

Supplemental cash flow information:
Cash paid for interest	$186.1	$217.6
Cash paid for income taxes	21.2	52.9

        During the nine months ended September 30, 2008 and 2007, the amount of capital expenditures in accounts payable increased by $2.2 million and $43.5 million, respectively. The fair value of nonvested share awards that vested during the nine months ended September 30, 2008 and 2007 was $13.2 million and $8.7 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$107.1	$153.9
Restricted cash	5.9	—
Accounts and notes receivables (net of allowance for doubtful accounts of $42.4 and $43.3, respectively)	1,285.1	1,253.3
Accounts receivable from affiliates	293.2	193.1
Inventories, net	1,541.1	1,451.9
Prepaid expenses	53.3	37.1
Deferred income taxes	74.1	74.4
Other current assets	93.9	112.7

Total current assets	3,453.7	3,276.4
Property, plant and equipment, net	3,595.7	3,556.3
Investment in unconsolidated affiliates	266.4	227.8
Intangible assets, net	163.6	177.4
Goodwill	92.5	92.5
Deferred income taxes	308.3	300.0
Notes receivable from affiliates	8.7	8.4
Other noncurrent assets	560.6	456.3

Total assets	$8,449.5	$8,095.1

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$975.6	$1,005.4
Accounts payable to affiliates	13.6	15.0
Accrued liabilities	775.7	781.0
Deferred income taxes	3.2	3.2
Current portion of long-term debt	451.1	68.5

Total current liabilities	2,219.2	1,873.1
Long-term debt	3,506.9	3,500.3
Deferred income taxes	161.4	124.3
Notes payable to affiliates	4.4	4.7
Other noncurrent liabilities	611.1	676.8

Total liabilities	6,503.0	6,179.2

Minority interests in common stock of consolidated subsidiaries	33.5	26.5
Commitments and contingencies (Notes 16 and 17)
Members' equity:
Members' equity, 2,728 units issued and outstanding	2,861.0	2,845.4
Accumulated deficit	(1,093.3)	(1,142.9)
Accumulated other comprehensive income	145.3	186.9

Total members' equity	1,913.0	1,889.4

Total liabilities and members' equity	$8,449.5	$8,095.1

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Trade sales, services and fees	$2,702.3	$2,380.7	$8,084.3	$7,004.2
Related party sales	28.2	43.1	82.3	142.7

Total revenues	2,730.5	2,423.8	8,166.6	7,146.9
Cost of goods sold	2,375.5	2,019.0	7,054.8	5,955.4

Gross profit	355.0	404.8	1,111.8	1,191.5
Operating expenses:
Selling, general and administrative	230.5	214.0	692.7	639.2
Research and development	38.8	35.4	118.3	104.9
Other operating (income) expense	(15.9)	9.9	(4.1)	18.2
Restructuring, impairment and plant closing costs	3.6	9.1	8.6	33.5

Total expenses	257.0	268.4	815.5	795.8

Operating income	98.0	136.4	296.3	395.7
Interest expense, net	(68.3)	(71.8)	(198.8)	(216.2)
Loss on accounts receivable securitization program	(6.2)	(7.1)	(15.7)	(16.0)
Equity in income of investment in unconsolidated affiliates	2.9	1.6	9.6	8.9
Other (expense) income	—	(2.4)	0.7	(4.9)

Income from continuing operations before income taxes and minority interest	26.4	56.7	92.1	167.5
Income tax (expense) benefit	(18.8)	1.9	(47.0)	(40.2)
Minority interest in subsidiaries' (income) loss	(0.5)	2.9	(7.0)	13.6

Income from continuing operations	7.1	61.5	38.1	140.9
Income (loss) from discontinued operations, net of tax	0.8	(13.7)	4.6	(141.4)

Income (loss) before extraordinary gain (loss)	7.9	47.8	42.7	(0.5)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	1.6	—	10.4	(6.5)

Net income (loss)	$9.5	$47.8	$53.1	$(7.0)

Net income (loss)	$9.5	$47.8	$53.1	$(7.0)
Other comprehensive (loss) income	(161.7)	63.4	(41.6)	108.7

Comprehensive (loss) income	$(152.2)	$111.2	$11.5	$101.7

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net income (loss)	$53.1	$(7.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary (gain) loss on the acquisition of a business, net of tax	(10.4)	6.5
Equity in income of investment in unconsolidated affiliates	(9.6)	(8.9)
Dividends received from unconsolidated affiliate	11.0	—
Depreciation and amortization	272.9	296.2
Provision for losses on accounts receivable	3.4	3.4
Loss on disposal of discontinued operations	—	228.9
Loss (gain) on disposal of assets	4.3	(1.4)
Loss on early extinguishment of debt	—	2.2
Noncash interest expense	2.4	2.8
Noncash restructuring, impairment and plant closing costs	3.4	12.6
Deferred income taxes	19.7	(60.9)
Net unrealized loss (gain) on foreign currency transactions	16.2	(3.2)
Noncash compensation	15.7	18.5
Minority interest in subsidiaries' income (loss)	7.0	(13.6)
Other, net	1.7	(0.7)
Changes in operating assets and liabilities:
Accounts and notes receivable	(53.1)	(14.0)
Inventories, net	(98.1)	(49.5)
Prepaid expenses	(16.0)	(2.2)
Other current assets	17.3	44.3
Other noncurrent assets	(125.1)	(77.5)
Accounts payable	(21.5)	(50.0)
Accrued liabilities	23.4	(191.1)
Other noncurrent liabilities	(54.9)	13.1

Net cash provided by operating activities	62.8	148.5

Investing Activities:
Capital expenditures	(325.3)	(466.7)
Acquisition of business, net of cash acquired and post-closing adjustments	—	12.9
Proceeds from sale of assets, net of adjustments	(26.0)	364.3
Receivable from affiliate	(90.6)	(151.4)
Investment in unconsolidated affiliates, net	(36.8)	(12.0)
Acquisition of intangible assets	(9.5)	—
Change in restricted cash	(7.1)	—
Other, net	0.6	—

Net cash used in investing activities	(494.7)	(252.9)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2008	2007
Financing Activities:
Net borrowings under revolving loan facilities	$370.0	$43.5
Net (repayments) borrowings from overdraft facilities and other short-term debt	(3.0)	9.0
Repayments of long-term debt	(6.6)	(318.9)
Proceeds from long-term debt	23.6	266.1
Repayments on notes payable	(35.3)	(47.5)
Proceeds from notes payable	40.2	54.9
Call premiums related to early extinguishment of debt	—	(1.2)
Debt issuance costs paid	(2.2)	(4.6)
Other, net	(0.3)	(1.2)

Net cash provided by financing activities	386.4	0.1

Effect of exchange rate changes on cash	(1.3)	8.9

Decrease in cash and cash equivalents	(46.8)	(95.4)
Cash and cash equivalents at beginning of period	153.9	246.0

Cash and cash equivalents at end of period	$107.1	$150.6

Supplemental cash flow information:
Cash paid for interest	$186.4	$218.5
Cash paid for income taxes	21.2	52.9

        During the nine months ended September 30, 2008 and 2007, the amount of capital expenditures in accounts payable increased by $2.2 million and $43.5 million, respectively. During the nine months ended September 30, 2008 and 2007, Huntsman Corporation contributed $15.7 million and $18.5 million, respectively, to Huntsman International related to stock-based compensation.

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

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

        In 2006 and 2007, we completed a series of transactions pursuant to which we disposed of our former commodity chemicals businesses:

  •
  On November 5, 2007, we completed the sale of our U.S. base chemicals business to Flint Hills Resources, a wholly owned subsidiary of Koch, (the "U.S. Base Chemicals Disposition") and, on August 1, 2007, we closed on the sale of our North American polymers business assets to Flint Hills Resources (the "North American Polymers Disposition" and together with the U.S. Base Chemicals Disposition, the "U.S. Petrochemicals Disposition"). For more information, see "Note 3. Discontinued Operations" below.

  •
  On December 29, 2006, we sold all of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited to SABIC (the "U.K. Petrochemicals Disposition"). For more information, see "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" below.

MERGER AGREEMENT AND RELATED LITIGATION

        On July 12, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hexion and its subsidiary, Nimbus Merger Sub Inc. ("Nimbus"), pursuant to which Hexion agreed to acquire all of our outstanding common stock for $28.00 per share in cash (the "Merger"). Under the terms of the Merger Agreement, the $28.00 per share cash price to be paid by Hexion increases at the rate of 8% per annum (inclusive of any dividends paid) beginning April 6, 2008 and continuing through the closing date of the Merger. On October 16, 2007, stockholders holding a majority of shares of our common stock entitled to vote thereon approved a proposal to adopt the Merger Agreement.

        On June 18, 2008, Hexion, its private equity sponsor Apollo Management, L.P. ("Apollo") and certain of their affiliates ("Plaintiffs") filed an action for declaratory judgment against us in Delaware Chancery Court. Through that action, Plaintiffs sought to avoid their obligations under the Merger Agreement. The action sought declarations from the court that:

  •
  Hexion was not obligated to consummate the Merger if the combined company would be insolvent following the consummation of the Merger and that Hexion's liability for failure to consummate the Merger in such a circumstance would be limited to $325 million.

  •
  Since execution of the Merger Agreement, our Company had suffered a material adverse effect in its business, and that, if the conditions to closing were measured at the time that Hexion filed its lawsuit, Hexion would have no obligation to make any payment to our Company in connection with the Merger.

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

        On June 23, 2008, we sued Apollo and its founding partners, Leon Black and Joshua Harris, in the District Court of Montgomery County, Texas, for tortiously interfering with our previously executed merger agreement (the "Basell Merger Agreement") with Basell AF ("Basell") and one of its

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

subsidiaries. Our original petition alleges, among other things, that Apollo and Messrs. Black and Harris wrongfully caused us to terminate our agreement with Basell by offering a counterproposal at a purchase price that they never intended to pay. Our original petition seeks damages from Apollo equal to the difference between the price per share at which Basell had agreed to acquire us ($25.25 per share) less the decline in our stock price caused by Hexion's attempt to scuttle the Merger Agreement.

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

        On September 8, 2008, trial began before Vice Chancellor Stephen P. Lamb in the Court of Chancery of the State of Delaware. At trial, the issues before the Court were limited to whether a material adverse effect had occurred; whether any damages that might later be awarded to us should be limited to the $325 million reverse termination fee stipulated in the Merger Agreement; and whether we had invalidly extended the Merger Agreement's termination date. Trial continued through September 16, 2008. Following trial, parties submitted post-trial briefs. The matter was fully briefed and before the Court on September 19, 2008. On September 29, 2008, Vice Chancellor Lamb issued an Opinion and an Order and Final Partial Judgment. A copy of the Opinion and Order are attached to our current report on Form 8-K filed on September 30, 2008.

        Among other things, Vice Chancellor Lamb ruled that we had not suffered a material adverse effect in our business, that Hexion knowingly and intentionally breached numerous of its covenants under the Merger Agreement (as a result of which Hexion's damages for failing to consummate the Merger would not be limited to $325 million) and that we had properly extended the Merger Agreement. Vice Chancellor Lamb ordered Hexion to specifically perform its covenants under the Merger Agreement, including its covenants to (i) use reasonable best efforts to consummate the merger and financing provided under the commitment letter provided to Hexion (the "Commitment Letter") by affiliates of Credit Suisse and Deutsche Bank A.G. (the "Lenders"), (ii) refrain from taking any further action that could reasonably be expected to materially impair, delay, or prevent consummation of the financing contemplated by the Commitment Letter or any alternate financing (as that term is defined by the Merger Agreement), and (iii) take all actions necessary to obtain antitrust approval for the Merger by October 2, 2008. Vice Chancellor Lamb reserved ruling on the remaining issues in the parties' pleadings, including whether Plaintiffs' breaches have caused Huntsman damage in excess of the $325 million termination fee. On October 28, 2008, Hexion filed a notice of appeal of Vice Chancellor Lamb's judgment with the Delaware Supreme Court.

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas against the Lenders alleging, among other things, that these institutions had conspired with Apollo to tortiously interfere with the Basell Merger Agreement. Trial is scheduled to begin on February 9, 2009.

        During the Delaware trial, a group of our stockholders consisting of affiliates of D.E. Shaw, Citadel and MatlinPatterson, along with certain members of the Huntsman family and entities controlled by them, proposed to commit to providing us with cash payments contingent on and in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

connection with the closing of the Merger in an aggregate amount of approximately $416.5 million. These same stockholders had offered to purchase from Hexion contingent value rights ("CVRs") in the combined Hexion/Huntsman entity but Hexion rejected their offer. The cash payments offered by these stockholders and the Huntsman family stockholders were intended to "backstop" the CVR proposal in the event Hexion continued to reject the CVRs or other financing proposals. We accepted these "backstop commitments" on September 11, 2008. Subsequently, other shareholders made similar backstop commitments of $63.6 million in the aggregate. On October 9, 2008, Hexion issued a press release announcing that affiliates of Apollo had agreed to make a capital contribution of $540 million to Hexion to assist it in closing the Merger. Hexion also announced that Apollo had agreed to waive its transaction fee, estimated at approximately $100 million, in connection with the Merger and suspend for three years its ongoing monitoring fees from Hexion. Apollo's fee waivers and equity commitment were conditioned upon the consummation of the Merger.

        On October 26, 2008, affiliates of D.E. Shaw, Citadel and MatlinPatterson agreed to amend their backstop commitments to increase the closing date cash payment by them by approximately $216.5 million, contingent on the consummation of the Merger and a further commitment by Apollo to increase its equity commitment from $540 million to $750 million. Hexion announced on October 27, 2008 that Apollo had agreed to increase its equity commitment to $750 million. All of the backstop commitments expired on November 2, 2008 in accordance with their terms because the Merger was not consummated.

        On October 8, 2008, Hexion announced that Nimbus is offering to purchase for cash any and all outstanding notes of Huntsman International on the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated October 8, 2008 and the accompanying Letter of Transmittal and Consent (the "Nimbus Offering Documents"). Nimbus is also seeking consents to eliminate most of the restrictive covenants and liens in the indentures under which the notes were issued. The tender offers are subject to a number of customary conditions set forth in the Nimbus Offering Documents, including the consummation of the Merger and the receipt of requisite consents. The tender offers were originally set to expire on November 5, 2008, but have been extended by Nimbus until November 17, 2008. Nimbus may further extend or early terminate the tender offers in its sole discretion. This report is not an offer to purchase, a solicitation of an offer to sell or a solicitation of consents with respect to the notes.

        Following the Delaware action, Hexion and our Company agreed to schedule the closing of the Merger Agreement for October 28, 2008.

        The Commitment Letter requires that the Lenders be provided, at closing, with either (i) a solvency opinion of a reputable valuation firm, (ii) a solvency certificate signed by the chief financial officer of Hexion or (iii) a solvency certificate signed by our chief financial officer. This closing condition could be satisfied if any one of the opinions/certificates described in the preceding sentence was delivered and was in a form customary for transactions involving portfolio companies of Apollo.

        On September 12, 2008, we announced that we had engaged a reputable valuation firm, American Appraisal Associates, Inc. ("American Appraisal"), to provide an opinion that the combined Hexion/Huntsman entity was solvent based on traditional solvency tests. On October 23, 2008, five days prior to the anticipated closing, American Appraisal provided us with a solvency opinion that the combined

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

entity was solvent. On October 28, 2008, American Appraisal issued an additional opinion that the combined entity was solvent, and our chief financial officer, J. Kimo Esplin, executed a certificate, in his capacity as our chief financial officer, that the combined entity was solvent. However, very late on the evening of October 27, 2008, the Lenders sent a letter to Hexion stating that the Lenders did not believe that the solvency opinion and certificate proposed to be provided met the condition of the Commitment Letter and effectively said that, as a result, the Lenders would not fund the proposed closing of the Merger scheduled for October 28, 2008.

        Hexion sent the Lenders a reply letter disputing the Lenders' position and noting that both the American Appraisal opinion and the certificate of our chief financial officer were in forms customary for transactions involving Apollo portfolio companies. Because the Lenders continued to refuse to fund, Hexion brought suit against the Lenders in the Supreme Court of the State of New York, New York County on October 29, 2008 seeking specific performance of the Lenders' commitment under the Commitment Letter. Hexion also sought an order temporarily restraining the Lenders from terminating the Commitment Letter. On October 31, 2008, the court refused to grant Hexion a preliminary injunction preventing termination of the Commitment Letter. A trial is scheduled for January 8, 2009 to determine whether the Lenders will be required to specifically perform their obligations under the Commitment Letter.

        We intend to continue to zealously pursue our multi-billion dollar actions against Hexion and Apollo in Delaware and against Apollo, Leon Black, Josh Harris and the Lenders in Texas.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. The most significant of these reclassifications was to reclassify the results of operations of our former U.S. base chemicals business to discontinued operations. See "Note 3. Discontinued Operations." In addition, effective in the fourth quarter of 2007, the results of our former U.S. butadiene and MTBE business were reported in Corporate and Other. All segment information for prior periods has been reclassified to reflect these transfers.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). We will apply this statement upon its effective date of November 15, 2008. The effective date was stated as 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and that approval occurred on September 16, 2008.

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

        We adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions ("FSP") No. FAS 157-1: Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removes certain leasing transactions from the scope of SFAS No. 157, and No. FAS 157-2: Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. See "Note 11. Fair Value Measurements."

3. DISCONTINUED OPERATIONS

U.S. BASE CHEMICALS BUSINESS

        On November 5, 2007, we completed the U.S. Base Chemicals Disposition. This disposition included our former olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at the retained Port Neches, Texas site of our Performance Products segment operations was not

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. DISCONTINUED OPERATIONS (Continued)

included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units.

        The following results of our former U.S base chemicals business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$—	$56.2	$—	$137.6
Costs and expenses	—	(72.7)	—	(162.4)
Adjustment to loss on disposal	1.3	—	4.0	—

Operating income (loss)	1.3	(16.5)	4.0	(24.8)
Income tax expense	(0.5)	0.4	(1.5)	0.4

Income (loss) from discontinued operations, net of tax	$0.8	$(16.1)	$2.5	$(24.4)

        In connection with the U.S. Base Chemicals Disposition, we recognized an adjustment to the loss on disposal of $1.3 million and $4.0 million during the three and nine months ended September 30, 2008, respectively, related to sales and use tax settlements and post-closing adjustments. The final sales price is subject to post-closing adjustment regarding certain expenditures related to the rebuild of our former Port Arthur, Texas facility. As of September 30, 2008, we estimate that our remaining payment related to certain expenditures for the rebuild of our former Port Arthur, Texas facility (which have been substantially completed) was $6.4 million, for which we have accrued a liability. We expect to settle this obligation during the remainder of 2008. Finalization of this estimate will likely result in an adjustment to the loss on disposal during the fourth quarter of 2008.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. DISCONTINUED OPERATIONS (Continued)

        The following results of our former North American polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$—	$134.4	$—	$880.4
Costs and expenses	—	(137.9)	—	(874.2)
Gain (loss) on disposal	—	11.1	—	(228.9)
Adjustment to loss on disposal	—	—	3.9	—

Operating income (loss)	—	7.6	3.9	(222.7)
Income tax (expense) benefit	—	(3.6)	(1.5)	72.3

Income (loss) from discontinued operations, net of tax	$—	$4.0	$2.4	$(150.4)

        During the nine months ended September 30, 2008, we recorded an adjustment to the loss on disposal in connection with the North American Polymers Disposition of $3.9 million primarily related to property tax settlements and post-closing adjustments.

        In connection with the U.S. Petrochemicals Disposition, we agreed to indemnify Flint Hills Resources with respect to any losses resulting from (i) the breach of representations and warranties contained in the amended and restated asset purchase agreement, (ii) any pre-sale liabilities related to certain assets not assumed by Flint Hills Resources, and (iii) any unknown environmental liability related to the pre-sale operations of the assets sold. We are not required to pay under these indemnification obligations until claims against us, on a cumulative basis, exceed $10 million. Upon exceeding this $10 million threshold, we generally are obligated to provide indemnification for any losses up to a limit of $150 million. We believe that the possibility that we will be required to pay any significant amounts under the indemnity provision is remote.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. DISCONTINUED OPERATIONS (Continued)

        The following results of our European base chemicals and polymers business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Adjustment to loss on disposal	$—	$(1.6)	$(0.3)	$34.0

Operating (loss) income	—	(1.6)	(0.3)	34.0
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of tax	$—	$(1.6)	$(0.3)	$34.0

        During the nine months ended September 30, 2008, we recorded an adjustment to increase the loss on disposal of $0.3 million related primarily to a pension levy. During the three and nine months ended September 30, 2007, we recorded an adjustment to (increase) decrease the loss on disposal of $(1.6) million and $34.0 million, respectively, related primarily to a pension funding accrual and post-closing working capital adjustments.

        In connection with the sale, we agreed to indemnify the buyer with respect to any losses resulting from any environmental liability related to the pre-sale operations of the assets sold. These indemnities have various payment thresholds and time limits depending on the site and type of claim. Generally, we are not required to pay under these indemnification obligations until claims against us exceed £0.1 million (approximately $0.2 million) individually or £1.0 million (approximately $2.0 million) in the aggregate. We also agreed to indemnify the buyer with respect to certain tax liabilities. Our maximum exposure generally shall not exceed $600 million in the aggregate. We believe that the possibility that we will be required to pay any significant amounts under any of the indemnity provisions is remote.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. DISCONTINUED OPERATIONS (Continued)

Accordingly, the following results of TDI have been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Costs and expenses	$—	$—	$—	$(1.0)

Operating loss	—	—	—	(1.0)
Income tax benefit	—	—	—	0.4

Loss from discontinued operations, net of tax	$—	$—	$—	$(0.6)

4. BUSINESS COMBINATIONS

PENDING METROCHEM ACQUISITION

        On June 29, 2007, we signed an agreement to acquire the Baroda division of Metrochem Industries Ltd ("Baroda") a manufacturer of textile dyes and intermediates in India. Under the terms of the agreement, either party may terminate the agreement since the transaction was not consummated by April 30, 2008. If neither party exercises its right to terminate the agreement, the remaining conditions to closing are to be satisfied and the transaction is to close under its current terms. We estimate the purchase price, including certain working capital and capital expenditures incurred pre-closing, would be approximately $51 million (U.S. dollar equivalents), of which €6.24 million (approximately $9 million) would represent deferred purchase price that would be paid 18 months following the acquisition date upon the completion of certain conditions by the seller. This purchase price would exclude from working capital the receivables existing on the closing date due to Baroda from our affiliates, which would be settled at or prior to closing. As of September 30, 2008, this agreement has not been terminated. There can be no assurance that the transaction will be consummated or, if consummated, that it will be consummated on the terms set forth in the agreement.

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

three and nine months ended September 30, 2008, we recorded an additional extraordinary gain on the acquisition of $1.6 million and $10.4 million, respectively, related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain restructuring costs associated with the acquisition. During the nine months ended September 30, 2007, we adjusted the preliminary purchase price allocation for, among other things, the finalization of restructuring plans, estimates of asset retirement obligations, the determination of related deferred taxes and finalization of the post-closing working capital adjustments, resulting in a reduction to the extraordinary gain on the acquisition of $6.5 million.

5. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	September 30, 2008	December 31, 2007
Raw materials and supplies	$295.0	$260.8
Work in progress	89.4	94.1
Finished goods	1,231.5	1,163.6

Total	1,615.9	1,518.5
LIFO reserves	(74.8)	(66.6)

Net	$1,541.1	$1,451.9

        As of September 30, 2008 and December 31, 2007, approximately 8% and 9% of inventories were recorded using the last-in, first-out cost method, respectively.

        In the normal course of operations, at times, we exchange raw materials with other companies for the purpose of reducing transportation costs. The net open exchange positions are valued at our cost. The amount included in inventory under open exchange agreements payable by us at September 30, 2008 was $22.2 million (25.8 million pounds of feedstock and products). The amount included in inventory under open exchange agreements payable by us at December 31, 2007 was $26.6 million (53.5 million pounds of feedstock and products).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2008 and December 31, 2007, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2008	$64.8	$12.2	$5.1	$13.7	$95.8
Adjustment to Textile Effects opening balance sheet liabilities	(9.9)	—	—	—	(9.9)
2008 charges for 2004 initiatives	0.4	—	1.1	—	1.5
2008 charges for 2006 initiatives	0.1	—	—	—	0.1
2008 charges for 2008 initiatives	3.3	0.1	—	0.8	4.2
Reversal of reserves no longer required	(0.6)	—	—	—	(0.6)
2008 payments for 2003 initiatives	(1.8)	—	(0.5)	(0.2)	(2.5)
2008 payments for 2004 initiatives	(3.0)	—	(0.6)	—	(3.6)
2008 payments for 2006 initiatives	(15.6)	(7.1)	—	(0.5)	(23.2)
2008 payments for 2007 initiatives	(0.1)	—	—	—	(0.1)
2008 payments for 2008 initiatives	(1.2)	—	—	(0.8)	(2.0)
Net activity of discontinued operations	(0.4)	—	—	—	(0.4)
Foreign currency effect on reserve balance	3.0	0.8	(0.1)	0.1	3.8

Accrued liabilities as of September 30, 2008	$39.0	$6.0	$5.0	$13.1	$63.1

(1)
Accrued liabilities classified as workforce reductions consist primarily of restructuring programs recorded in connection with business combinations in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and are expected to be paid through 2009. The total workforce reduction reserves of $39.0 million relate to 286 positions that have not been terminated as of September 30, 2008.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2008	December 31, 2007
2001 initiatives	$1.4	$1.4
2003 initiatives	8.5	11.2
2004 initiatives	7.0	9.5
2006 initiatives	37.4	70.4
2007 initiatives	0.3	0.8
2008 initiatives	2.2	—
Foreign currency effect on reserve balance	6.3	2.5

Total	$63.1	$95.8

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our restructuring reserves by segment and initiative are provided below (dollars in millions):

	Polyurethanes	Materials and Effects	Performance Products	Pigments	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2008	$4.5	$81.3	$2.0	$7.6	$0.4	$—	$95.8
Adjustment to Textile Effects opening balance sheet liabilities	—	(9.9)	—	—	—	—	(9.9)
2008 charges for 2004 initiatives	—	—	0.1	1.4	—	—	1.5
2008 charges for 2006 initiatives	—	0.1	—	—	—	—	0.1
2008 charges for 2008 initiatives	—	2.8	—	0.5	—	0.9	4.2
Reversal of reserves no longer required	—	—	—	(0.6)	—	—	(0.6)
2008 payments for 2003 initiatives	(1.3)	(0.4)	(0.2)	(0.6)	—	—	(2.5)
2008 payments for 2004 initiatives	(0.4)	—	(0.6)	(2.6)	—	—	(3.6)
2008 payments for 2006 initiatives	—	(23.2)	—	—	—	—	(23.2)
2008 payments for 2007 initiatives	—	(0.1)	—	—	—	—	(0.1)
2008 payments for 2008 initiatives	—	(1.5)	—	—	—	(0.5)	(2.0)
Net activity of discontinued operations	—	—	—	—	(0.4)	—	(0.4)
Foreign currency effect on reserve balance	0.1	3.9	(0.1)	(0.1)	—	—	3.8

Accrued liabilities as of September 30, 2008	$2.9	$53.0	$1.2	$5.6	$—	$0.4	$63.1

Current portion of restructuring reserve	$1.4	$51.3	$1.2	$3.9	$—	$0.4	$58.2
Long-term portion of restructuring reserve	1.5	1.7	—	1.7	—	—	4.9

        Details with respect to cash and non-cash restructuring charges by initiative are provided below (dollars in millions):

Nine months ended September 30, 2008
Cash charges:
2008 charges for 2004 initiatives	$1.5
2008 charges for 2006 initiatives	0.1
2008 charges for 2008 initiatives	4.2
Reversals of reserves no longer required	(0.6)
Non-cash charges	3.4

Total Restructuring, Impairment and Plant Closing Costs	$8.6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

Nine months ended September 30, 2007
Cash charges:
2007 charges for 2003 initiatives	$0.3
2007 charges for 2004 initiatives	4.6
2007 charges for 2005 initiatives	0.3
2007 charges for 2007 initiatives	18.7
Reversals of reserves no longer required	(3.0)
Non-cash charges	12.6

Total Restructuring, Impairment and Plant Closing Costs	$33.5

        During the nine months ended September 30, 2008, our Materials and Effects segment recorded charges of $2.9 million related to decommissioning and other costs associated with plant closures in France and Switzerland, supply chain integration and employee termination costs, and reversed accruals of $9.9 million for certain employee termination costs recorded in connection with the Textile Effects Acquisition.

        During the nine months ended September 30, 2008, our Pigments segment recorded charges of $1.9 million primarily related to lease termination costs associated with our London, England office and workforce reduction costs related to a reorganization of engineering support. Also during the nine months ended September 30, 2008, our Pigments segment reversed accruals of $0.6 million for certain employee termination costs no longer required.

        During the nine months ended September 30, 2008, we recorded a non-cash impairment charge of $3.4 million in Corporate and Other related to the impairment of capital expenditures and turnaround costs associated with our Australian styrenics business. The long-lived assets of our Australian styrenics business were previously determined to be impaired in accordance with SFAS No. 144. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred. We also recorded charges of $0.9 million primarily related to cost savings programs in our corporate group.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Summarized applicable financial information of our unconsolidated affiliate Sasol-Huntsman GmbH and Co. KG. for the three and nine months ended September 30, 2008 and 2007 is presented below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$32.5	$26.8	$99.1	$76.7
Gross profit	3.9	6.9	20.8	23.9
Net income	1.5	1.9	9.8	9.6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        During the nine months ended September 30, 2008, we contributed $43.5 million as our 50% equity contribution to our ethyleneamines manufacturing joint venture in Jubail Industrial City, Saudi Arabia with Zamil Group. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. The joint venture obtained various loan commitments in the aggregate amount of approximately $195 million in U.S. dollar equivalents, of which nothing was drawn as of September 30, 2008. We have provided certain guarantees of approximately $14 million for these commitments which will cease to exist upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. This joint venture is accounted for under the equity method.

8. DEBT

        Outstanding debt consisted of the following (dollars in millions):

	September 30, 2008	December 31, 2007
Senior Credit Facilities:
Revolving Facility	$353.7	$—
Term Loans	1,540.0	1,540.0
Secured Notes	294.8	294.4
Senior Notes	198.0	198.0
Subordinated Notes	1,308.6	1,310.5
Australian Credit Facilities	54.0	50.0
HPS (China) debt	127.0	106.8
Other	81.9	69.1

Total debt	$3,958.0	$3,568.8

Current portion	$451.1	$68.5
Long-term portion	3,506.9	3,500.3

Total debt	$3,958.0	$3,568.8

TRANSACTIONS AFFECTING OUR SENIOR CREDIT FACILITIES

        As of September 30, 2008, our senior secured credit facilities ("Senior Credit Facilities") consisted of (i) a $650.0 million revolving facility (the "Revolving Facility") and (ii) a $1,540.0 million term loan B facility (the "Dollar Term Loan"). As of September 30, 2008, there were $353.7 million borrowings outstanding under our Revolving Facility, which is classified as current in the condensed consolidated balance sheets (unaudited), and we had approximately $34.4 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in the third quarter of 2010 and the Dollar Term Loan matures in 2014; provided however, that the maturities of each will accelerate if we do not repay all but

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DEBT (Continued)

$100 million of our outstanding debt securities on or before three months prior to the maturity dates of such securities. The next maturity date of such securities is in October of 2010.

        As of September 30, 2008, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in our credit agreements. The credit agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. Our Senior Credit Facilities agreements provide for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

OTHER TRANSACTIONS AFFECTING OUR DEBT

        HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, maintains a working capital line as part of its overall secured credit facilities. In February 2008, HPS borrowed an additional RMB 122.8 million ($18.0 million) to fund its working capital and operating requirements. As of September 30, 2008, HPS had $26.0 million and RMB 688.6 million ($101.0 million) outstanding under its credit facilities.

        On June 30, 2008, our subsidiary, Huntsman (UK) Limited, entered into a $125.0 million short term committed revolving credit facility maturing on June 28, 2009 (the "Short Term Revolving Facility"), of which nothing was drawn as of September 30, 2008. The Short Term Revolving Facility is secured, pursuant to the terms of a debenture governed by English law, by all existing and after acquired personal property of Huntsman Holdings (UK) Limited, including certain intercompany notes, some of which are secured in nature. The Short Term Revolving Facility is supported by an unsecured parent company guarantee provided by Huntsman International. At our option, the Short Term Revolving Facility may bear interest at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 3.00% and 4.00%, or with respect to euro denominated loans a EURIBOR- based rate plus an applicable margin ranging between 3.00% and 4.00% or (ii) a prime-based rate plus an applicable margin ranging between 2.00% or 3.00%, depending on the level of borrowings under the facility. The Short Term Revolving Facility contains two financial covenants, including a leverage covenant which is consistent with the Senior Credit Facilities and a minimum tangible net worth covenant. Our Short Term Revolving Facility agreement provides for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contains other customary default provisions.

        During the third quarter of 2008, our other debt increased mainly due to the financing of our insurance premiums in connection with our annual renewal in July 2008. As of September 30, 2008, the amount of the financed insurance premiums was $27.4 million, all of which was classified as current. The insurance premium financing is secured by the unearned insurance premiums.

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

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. As of September 30, 2008, these contracts had a notional amount of approximately $38 million and are designated as cash flow hedges. As of September 30, 2008, these contracts had a fair value of $1.1 million and were recorded in accrued liabilities on the accompanying condensed consolidated balance sheet (unaudited). For the three months ended September 30, 2008, the effective portion of the changes in the fair value of $3.8 million was recorded as expense in other comprehensive income, with ineffectiveness of $0.3 million recorded as a reduction in sales, $0.5 million recorded as a reduction in cost of goods sold and a foreign currency loss of $0.5 million. For the nine months ended September 30, 2008, the effective portion of the changes in the fair value of $0.9 million was recorded as expense in other comprehensive income, with ineffectiveness of $0.1 million recorded as an increase in sales, $1.9 million recorded as a reduction in cost of goods sold and a foreign currency gain of $0.8 million.

        As of and for the three and nine months ended September 30, 2008, the fair value and realized gains (losses) of our other outstanding foreign currency rate hedging contracts were not significant.

        We have a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of September 30, 2008, the fair value of this swap was $13.4 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). For the three and nine months ended September 30, 2008, we recorded an unrealized foreign currency gain on this swap of $19.3 million and $6.1 million, respectively, in the condensed consolidated statement of operations (unaudited). On October 24, 2008, we terminated this swap and will recognize a cash benefit of $0.4 million during the fourth quarter of 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        We also have a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of September 30, 2008, the fair value of this swap was $4.6 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited). For the three and nine months ended September 30, 2008, the effective portion of the changes in the fair value of $12.1 million and $4.7 million, respectively, was recorded as income in other comprehensive income, with ineffectiveness of $0.6 million and $0.9 million, respectively, recorded in interest expense in the condensed consolidated statement of operations (unaudited). On October 24, 2008, we terminated this swap and will recognize a cash benefit of $3.1 million during the fourth quarter of 2008.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2008, we have designated approximately €390.7 million of debt and swaps as net investment hedges. As of September 30, 2008, we had approximately €1,073.2 million in net euro-denominated assets.

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

        As of September 30, 2008, the Receivables Trust had $422.0 million in U.S. dollar equivalents (comprised of $143.0 million and €191.0 million ($279.0 million)) in commercial paper outstanding.

11. FAIR VALUE MEASUREMENTS

        We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-1 and FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and removes certain leasing transactions from the scope of SFAS No. 157.

        Our derivative instruments, available-for-sale securities and retained interests in securitized receivables are the only assets and liabilities that we record at fair value and that are currently subject

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. FAIR VALUE MEASUREMENTS (Continued)

to SFAS No. 157. We remeasure the fair value of these instruments on a recurring basis as follows (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities(2)	$12.6	$12.6	$—	$—
Retained interest in securitized receivables(3)	143.9	—	—	143.9

Total assets	$156.5	$12.6	$—	$143.9

Liabilities:
Derivatives(1)	$20.3	$—	$20.3	$—

(1)
We use the income approach to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using relevant interest rates, exchange rates and yield curves at stated intervals.

(2)
Using the market approach, the fair value of these securities represents the quoted market price multiplied by the quantity held.

(3)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

Fair Value Measurements Using Level 3	Three months ended September 30, 2008	Nine months ended September 30, 2008
Balance at beginning of period	$171.9	$136.4
Total net losses (realized/unrealized) included in earnings	(17.2)	(22.8)
Purchases, issuances and settlements	(10.8)	30.3

Balance at end of period	$143.9	$143.9

The amount of total losses for the period included in earnings attributable to the changes in unrealized gains or losses relating to assets still held at September 30, 2008	$(11.2)	$(7.2)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. FAIR VALUE MEASUREMENTS (Continued)

        Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 30, 2008 are reported in loss on accounts receivable program and other income (expense) as follows (dollars in millions):

	Loss on accounts receivable securitization program		Other income (expense)
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2008		September 30, 2008
Total net losses (realized/unrealized) included in earnings	$(7.8)	$(20.6)	$(9.4)	$(2.2)
Changes in unrealized losses relating to assets still held at September 30, 2008	$(1.8)	$(5.0)	$(9.4)	$(2.2)

12. EMPLOYEE BENEFIT PLANS

        We adopted certain provisions of SFAS No. 158 on January 1, 2008. Beginning with our fiscal year ended December 31, 2008, SFAS No. 158 requires that the assumptions used to measure our benefit obligations and annual expenses be determined as of the balance sheet date and all plan assets be reported as of that date. We used the second approach as described in paragraph 19 of SFAS No. 158 to transition our measurement date from November 30 to December 31. Under this approach, our Company and Huntsman International recorded a charge to beginning retained earnings, net of tax, of $2.9 million and $3.2 million, respectively, as of January 1, 2008.

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Service cost	$17.9	$19.8	$0.5	$1.0
Interest cost	38.6	35.0	2.2	2.1
Expected return on assets	(47.8)	(44.6)	—	—
Amortization of transition obligation	0.4	0.2	—	—
Amortization of prior service cost	(1.4)	(1.8)	(0.5)	(0.7)
Amortization of actuarial loss	0.8	3.6	0.6	0.6
Curtailment gain	—	(11.1)	—	(2.3)

Net periodic benefit cost	8.5	1.1	2.8	0.7
Less discontinued operations	—	10.5	—	1.4

Net periodic benefit cost from continuing operations	$8.5	$11.6	$2.8	$2.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$55.5	$61.4	$2.3	$3.2
Interest cost	116.3	103.2	6.5	6.9
Expected return on assets	(144.4)	(131.8)	—	—
Amortization of transition obligation	1.1	1.2	—	—
Amortization of prior service cost	(4.2)	(5.2)	(1.7)	(2.1)
Amortization of actuarial loss	2.9	10.0	1.4	2.4
Curtailment gain	—	(11.1)	—	(2.3)

Net periodic benefit cost	27.2	27.7	8.5	8.1
Less discontinued operations	—	7.7	—	(0.3)

Net periodic benefit cost from continuing operations	$27.2	$35.4	$8.5	$7.8

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Service cost	$17.9	$19.8	$0.5	$1.0
Interest cost	38.6	35.0	2.2	2.1
Expected return on assets	(47.8)	(44.6)	—	—
Amortization of transition obligation	0.4	0.2	—	—
Amortization of prior service cost	(1.4)	(1.8)	(0.5)	(0.7)
Amortization of actuarial loss	2.3	5.1	0.6	0.6
Curtailment gain	—	(11.1)	—	(2.3)

Net periodic benefit cost	10.0	2.6	2.8	0.7
Less discontinued operations	—	10.5	—	1.4

Net periodic benefit cost from continuing operations	$10.0	$13.1	$2.8	$2.1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$55.5	$61.4	$2.3	$3.2
Interest cost	116.3	103.2	6.5	6.9
Expected return on assets	(144.4)	(131.8)	—	—
Amortization of transition obligation	1.1	1.2	—	—
Amortization of prior service cost	(4.2)	(5.2)	(1.7)	(2.1)
Amortization of actuarial loss	7.5	14.9	1.4	2.4
Curtailment gain	—	(11.1)	—	(2.3)

Net periodic benefit cost	31.8	32.6	8.5	8.1
Less discontinued operations	—	7.7	—	(0.3)

Net periodic benefit cost from continuing operations	$31.8	$40.3	$8.5	$7.8

        During the nine months ended September 30, 2008 and 2007, we made contributions to our pension and postretirement benefit plans of $84.2 million and $125.6 million, respectively. During the remainder of 2008, we expect to contribute an additional amount of approximately $26 million to these plans.

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

COMMON STOCK DIVIDENDS

        On March 31, 2008, June 30, 2008, and September 30, 2008 we paid dividends of $23.4 million each, or $0.10 per share each, to common stockholders of record as of March 14, 2008, June 16, 2008 and September 15, 2008, respectively. On March 30, 2007, June 29, 2007 and September 28, 2007, we paid cash dividends of $22.1 million each, or $0.10 per share each, to common stockholders of record as of March 15, 2007, June 15, 2007 and September 15, 2007, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive (loss) income
			Three months ended September 30,		Nine months ended September 30,
	September 30, 2008	December 31, 2007
			2008	2007	2008	2007
Foreign currency translation adjustments, net of tax of $(3.7) and $4.9 as of September 30, 2008 and December 31, 2007, respectively	$336.4	$378.6	$(161.4)	$55.9	$(42.2)	$92.3
Employee benefit related adjustments, net of tax of $18.7 and $18.5 as of September 30, 2008 and December 31, 2007, respectively	(144.0)	(143.6)	0.5	7.6	(0.4)	12.1
Other comprehensive income (loss) of unconsolidated affiliates	9.1	9.3	(0.3)	—	(0.2)	2.0
Other	9.6	12.1	(1.6)	(0.6)	(2.5)	(0.6)

Total	$211.1	$256.4	$(162.8)	$62.9	$(45.3)	$105.8

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive (loss) income
			Three months ended September 30,		Nine months ended September 30,
	September 30, 2008	December 31, 2007
			2008	2007	2008	2007
Foreign currency translation adjustments, net of tax of $(17.0) and $(8.4) as of September 30, 2008 and December 31, 2007, respectively	$335.1	$377.5	$(161.7)	$55.3	$(42.4)	$91.6
Employee benefit related adjustments, net of tax of $53.4 and $54.5 as of September 30, 2008 and December 31, 2007, respectively	(203.1)	(206.5)	1.8	8.8	3.4	15.7
Other comprehensive income (loss) of unconsolidated affiliates	9.1	9.3	(0.3)	—	(0.2)	2.0
Other	4.2	6.6	(1.5)	(0.7)	(2.4)	(0.6)

Total	$145.3	$186.9	$(161.7)	$63.4	$(41.6)	$108.7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

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

15. EXPENSES ASSOCIATED WITH THE MERGER

        Total expenses associated with the Merger were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basell Termination Fee	$—	$200.0	$—	$200.0
Professional fees and other	25.8	5.0	34.8	5.0

Total	$25.8	$205.0	$34.8	$205.0

        Expenses associated with the Merger incurred during the three and nine months ended September 30, 2008 were $25.8 million and $34.8 million, respectively, related primarily to professional fees as well as bonuses of $1.8 million to certain members of our board of directors for services related to the Merger. During each of the three and nine months ended September 30, 2007, we recorded $205.0 million related primarily to the Basell termination fee and professional fees.

        Prior to entering into the Merger Agreement, we terminated an Agreement and Plan of Merger (the "Basell Agreement") dated June 26, 2007 with Basell and paid Basell a $200 million termination fee required under the terms of the Basell Agreement (the "Basell Termination Fee") during the third quarter of 2007. One-half of the Basell Termination Fee, or $100 million, was reimbursed by Hexion. The $100 million funded by Hexion has been deferred and is recorded in accrued liabilities in the accompanying condensed consolidated balance sheets (unaudited). For more information regarding the Merger, see "Note 1. General—Merger Agreement and Related Litigation."

        Other costs associated with the Merger Agreement would be payable upon consummation of the Merger and we will recognize these costs if and when the business combination is consummated. The following is a discussion of these costs.

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

16. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Litigation Relating to our Merger with Hexion

        For information regarding the Merger and related litigation, see also "Note 1. General—Merger Agreement and Related Litigation."

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through September 30, 2008.

        During each of the nine months ended September 30, 2008 and September 30, 2007, we did not settle any Discoloration Claims. The two Discoloration Claims unresolved as of September 30, 2008 asserted aggregate damages of €37.7 million ($55.0 million). An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than nine years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of September 30, 2008 for costs associated with unasserted Discoloration Claims.

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

	Nine Months Ended September 30,
	2008	2007
Unresolved at beginning of period	1,192	1,367
Tendered during period	18	20
Resolved during period(1)	66	180
Unresolved at end of period	1,144	1,207

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

        We have never made any payments with respect to these cases. As of September 30, 2008, we had an accrued liability of $16.4 million relating to these cases and a corresponding receivable of $16.4 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2008.

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

	Nine Months Ended September 30,
	2008	2007
Unresolved at beginning of period	39	42
Filed during period	4	52
Resolved during period	1	53
Unresolved at end of period	42	41

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil and $2.6 million during the nine months ended September 30, 2008 and 2007, respectively. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2008.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging a conspiracy to fix prices in the MDI, TDI, and polyether polyols industries that are now consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, United States District Court, District of Kansas, initial order

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

transferring and consolidating cases filed August 23, 2004. Other defendants named in the Polyether Polyols cases are Bayer, BASF, Dow and Lyondell. These cases purport to be brought on behalf of a nationwide class of purchasers of MDI, TDI and polyether polyols. Bayer entered into a classwide settlement agreement with the plaintiffs that was approved by the court. The plaintiffs' motion for class certification was granted on July 28, 2008. Merits discovery is underway and trial has been set for May 3, 2011.

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

MTBE Litigation

        We have been named as a defendant in 11 lawsuits pending in multidistrict litigation in the U.S. District Court for the Southern District of New York alleging liability related to MTBE contamination in groundwater. Four of these cases were filed on March 23, 2007, one was filed on March 28, 2007, three were filed on April 5, 2007, one was filed on January 11, 2008 and two were filed on September 4, 2008. Numerous other companies, including refiners, manufacturers and sellers of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

gasoline, as well as manufacturers of MTBE, have been named as defendants in these and many other cases currently pending in U.S. courts. The plaintiffs in the eleven cases in which we have been named are municipal water districts and a regional water supply authority that claim that defendants' conduct has caused MTBE contamination of their groundwater. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that our liability in these cases, if any, would likely be covered, at least in part, by insurance and/or by indemnity agreements with prior owners.

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

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and International Risk Insurance Company ("IRIC"), our captive insurer, in the United States District Court for the Southern District of Texas, by seventeen reinsurance companies (the "Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company (the "Policy") for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action seeks to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. On September 26, 2008, the court denied motions to dismiss filed by our Company and IRIC, ordering the parties to engage in a short period of discovery on the issue of arbitrability. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the United States District Court for the Southern District of Texas in order to consolidate the two actions. Our Company filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. On April 23, 2008, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court for the Southern District of Texas. On September 26, 2008, the court denied our Company's motion to remand that suit to the state court in which it was filed. Our Company has paid its deductible on the claim of $60 million and has been advanced $325.0 million to date (of which $20.0 million was advanced during the nine months ended September 30, 2008) by the Reinsurers. Our Company has claimed an additional approximately $275 million as presently due and owing and unpaid under the Policy for losses caused by the fire, and anticipates filing additional claims. For more information, see "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of September 30, 2008, there were $74.5 million and RMB 921.4 million ($135.1 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments (of which 13 installments remain), which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for the VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has met certain conditions. The conditions outstanding include completion of the building and equipment mortgage registrations, which are progressing as planned, and maintaining a debt service coverage ratio of at least 1:1 at the time such registrations are completed. We have estimated that the fair value of this guarantee was nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

GENERAL

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental or safety inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liabilities. Moreover, changes in environmental or safety regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or other regulatory requirements may cause us to incur significant unanticipated losses, costs or liabilities.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2008 and 2007, our capital expenditures for EHS matters totaled $38.7 million and $42.2 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. We have been notified by third parties of claims against us for cleanup liabilities at 11 former facilities or third party sites, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect any of these third party claims to result in material liability to us. Recently, Huntsman Advanced Materials received notice from the U.S. Department of Agriculture that the North Maybe Canyon Superfund site near Soda Springs, Idaho (a Huntsman Polymers Corporation legacy site) will require a Remedial Investigation/Feasibility Study ("RI/FS"). The current lease holders of the site have been doing a site investigation since 2004. We have initiated settlement negotiations on a RI/FS with the Department of Agriculture regarding the limited part of the North Maybe Mine in which our predecessor in interest was involved. We continue to believe, based on known facts, that our liability at the site will not be material. We also recently received a Notice of Liability and De Minimis Settlement Offer from the U.S. Environmental Protection Agency concerning the Malone Service Company Superfund site, Texas City, Texas. Based upon the settlement offer, it appears that our liability at that site will not be material.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology and past experience and are discounted when supported by applicable accounting principles. The environmental liabilities do not include amounts recorded as asset retirement obligations. We have accrued $7.9 million and $7.2 million for environmental liabilities as of September 30, 2008 and December 31, 2007, respectively. Of these amounts, $4.3 million and $4.6 million are classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of September 30, 2008 and December 31, 2007, respectively, and $3.6 million and $2.6 million are classified as other noncurrent liabilities in our condensed consolidated balance sheets

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

(unaudited) as of September 30, 2008 and December 31, 2007, respectively. In certain cases, our remediation liabilities are payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorization of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture or import more than one ton of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that any risk in using the chemical can be adequately controlled or, where there are no suitable alternatives available, if the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia, obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased, manufactured or imported by or for us into the EU. Our pre-registration REACH compliance began on June 1, 2008, utilizing internal resources at nominal expense. This process must be completed by November 30, 2008. By the deadline, all chemical substances either manufactured or imported into Europe must be pre-registered or removed from the marketplace. At September 30, 2008, 95% of all our raw materials were confirmed to be pre-registered by suppliers and 49% of all our products had been pre-registered. The process of pre-registering all products that we manufacture or import into Europe is currently on schedule for completion by the November 30 deadline. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $3 million on REACH compliance in 2007 and approximately $2 million during the nine months ended September 30, 2008.

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

        Since 2003, we have conducted SVAs at our higher risk manufacturing facilities in the U.S. using American Chemical Council protocols. Those assessments led to changes in our operations in certain instances in an effort to ensure greater security. However, not all of our facilities, including some of our recently acquired sites, have been assessed. A second round of SVAs under the CFATS regime will be based on the DHS list of "Chemicals of Interest" ("Appendix A") released on November 2, 2007 and will consider the volume of on-site chemicals, proximity of neighbors to a facility and other factors. Three of our operating locations with Appendix A chemicals that met the volume thresholds have completed SVAs to date. We are scheduled to conduct the two remaining DHS-required SVAs before the end of 2008. We believe that the cost to perform the SVAs will be nominal, and that the anticipated cost to implement any recommendations will not be material.

MTBE DEVELOPMENTS

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Litigation or legislative initiatives restricting the use of MTBE in gasoline may subject us or our products to environmental liability or materially adversely affect our sales and costs. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S., although there are additional costs associated with such outside-U.S. sales which may result in decreased profitability compared to historical sales in the U.S. We may also elect to use all or a portion of our precursor tertiary butyl alcohol to produce saleable products other than MTBE. If we opt to produce products other than MTBE, necessary modifications to our facilities will

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

require significant capital expenditures and the sale of such other products may produce a lower level of cash flow than that historically produced from the sale of MTBE.

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in approximately 150 cases currently pending in U.S. courts that allege MTBE contamination in groundwater. We have been named as a defendant in eleven of those lawsuits. For more information, see "Note 16. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

18. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2008, we were authorized to grant up to 21,590,909 shares under the Stock Incentive Plan. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest ratably over a three-year period.

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

        The compensation cost from continuing operations for the Stock Incentive Plan was $4.5 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively, and $15.7 million and $17.4 million for the nine months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $4.9 million and $5.4 million for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Dividend yield	NA	NA	NA	1.9%
Expected volatility	NA	NA	NA	20.8%
Risk-free interest rate	NA	NA	NA	4.7%
Expected life of stock options granted during the period	NA	NA	NA	6.6 years

        During the three and nine months ended September 30, 2008 and the three months ended September 30, 2007, no stock options were granted.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. STOCK-BASED COMPENSATION PLANS (Continued)

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2008 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in millions)
Outstanding at January 1, 2008	6,327	$21.32
Granted	—	—
Exercised	—	—
Forfeited	(141)	20.86

Outstanding at September 30, 2008	6,186	21.33	7.4	$—

Exercisable at September 30, 2008	4,176	21.72	7.1	—

        As of September 30, 2008, there was $6.8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2008 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2008	1,007		$21.12	145	$20.76
Granted	492		24.56	108	24.56
Vested	(537	)(1)	21.59	(58)	21.03
Forfeited	(32)		22.37	(18)	22.50

Nonvested at September 30, 2008	930		22.62	177	22.82

(1)
During the nine months ended September 30, 2008, 10,278 restricted stock units vested. Vested restricted stock units are not reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2008, there was $16.7 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. STOCK-BASED COMPENSATION PLANS (Continued)

expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of shares that vested during the nine months ended September 30, 2008 and 2007 was $13.2 million and $8.7 million, respectively.

19. CASUALTY LOSSES AND INSURANCE RECOVERIES

PORT ARTHUR, TEXAS PLANT FIRE

        On April 29, 2006, our Port Arthur, Texas olefins manufacturing plant (which we sold in November 2007) experienced a major fire. With the exception of cyclohexane operations at the site, which were restarted in June 2006, the operations at the site were shutdown until the fourth quarter of 2007. The Port Arthur manufacturing plant is covered by property damage and business interruption insurance. With respect to coverage for this outage, the deductible for property damage is $10.0 million and business interruption coverage does not apply for the first 60 days, subject to a combined deductible for property damage and business interruption of $60.0 million.

        Through September 30, 2008, we have received partial recovery advances totaling $325.0 million. We have recorded $190.2 million of repair and maintenance costs and fixed costs incurred during the business interruption period against the $325.0 million of partial recovery advances resulting in a deferred insurance recovery gain of $134.8 million. We have claimed an additional approximately $275 million as presently due and owing and unpaid under the insurance policy for losses caused by the fire, and anticipate filing additional claims. The Reinsurers have failed to process additional requests for interim claim recovery advances pending their further review and adjusting of the overall claim. On August 31, 2007, the Reinsurers filed suit against us and IRIC, our captive insurance company, in the United States District Court for the Southern District of Texas seeking to compel arbitration of certain disputed claims or alternatively seeking a declaratory judgment on disputed claims. See "Note 16. Commitment and Contingencies—Legal Matters—Port Arthur Plant Fire Insurance Litigation."

        During the nine months ended September 30, 2008, we incurred expenditures related to the fire of $2.4 million that were charged to the deferred recovery gain. As of September 30, 2008, the deferred insurance recovery gain was included in accrued liabilities on the accompanying condensed consolidated balance sheet (unaudited).

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

        On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service ("IRS") related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of two uncertain tax positions in other countries, during the nine months ended September 30, 2008, we recorded a decrease in unrecognized tax benefits and a corresponding income tax benefit of $18.4 million.

        We believe it is reasonably possible that certain of our non-U.S. audits could be resolved within 12 months of September 30, 2008. If such resolutions were to occur, our unrecognized tax benefits could decrease by up to $45 million with a corresponding benefit to our income tax expense of up to $38 million, dependent upon the nature of the resolutions and the interactions with other corporate events including the potential need for the establishment of valuation allowances. None of these resolutions to our non-U.S. audits would result in any immediate cash benefits to our Company.

Huntsman Corporation

        We recorded income tax expense of $42.3 million for the nine months ended September 30, 2008 and income tax benefit of $8.7 million for the nine months ended September 30, 2007.

        Merger-related costs of $34.8 million are included in income from continuing operations before income taxes for financial reporting purposes for the nine months ended September 30, 2008. The Merger-related costs do not receive a tax benefit because such costs are not deductible for income tax purposes. See "Note 15. Expenses Associated with the Merger."

        Excluding the Merger-related costs, our effective income tax rate was 53% for the nine months ended September 30, 2008, which is higher than the U.S. statutory rate of 35% primarily due to our mix of earnings including income in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax benefits due to valuation allowances, partially offset by the benefit for the decrease in unrecognized tax benefits during the year. Our effective income tax rate was 18% for the nine months ended September 30, 2007 and excluding items specific to that period (net non-recurring benefits related to changes in tax rates, the release of certain valuation allowances and the reversal of certain tax contingencies) would have been 26%, which is lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions where no tax expense is provided due to the release of valuation allowances, losses in tax jurisdictions where we recognize tax benefits, and earnings in tax jurisdictions with lower statutory rates. Our effective tax rate increased largely due to our mix of earnings including losses in jurisdictions where we have valuation allowances and do not record a tax benefit.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. INCOME TAXES (Continued)

Huntsman International

        Huntsman International recorded income tax expense of $47.0 million and $40.2 million for the nine months ended September 30, 2008 and 2007, respectively.

        Huntsman International's effective income tax rate was 51% for the nine months ended September 30, 2008, which is higher than the U.S. statutory rate of 35% primarily due to its mix of earnings including income in tax jurisdictions with higher statutory rates and losses in tax jurisdictions which do not record tax benefits due to valuation allowances, partially offset by the benefit for the decrease in unrecognized tax benefits during the year. Huntsman International's effective income tax rate was 24% for the nine months ended September 30, 2007 and excluding items specific to that period (net non-recurring benefits related to changes in tax rates, the release of certain valuation allowances and the reversal of certain tax contingencies) would have been 32%, which is lower than the U.S. statutory rate of 35% primarily due to our mix of earnings in tax jurisdictions with lower statutory rates and losses in tax jurisdictions where we recognize tax benefits. Huntsman International's effective tax rate increased largely due to our mix of earnings including losses in jurisdictions where we have valuation allowances and do not record a tax benefit.

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

        Basic and diluted income (loss) weighted average shares are determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding	233,553,196	221,032,365	231,434,937	220,918,940
Dilutive securities:
Stock-based awards	—	—	—	—
Preferred stock conversion	—	—	—	—

Total dilutive shares outstanding assuming conversion	233,553,196	221,032,365	231,434,937	220,918,940

        Additional stock-based awards of 7,379,152 and 7,482,943 weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2008 and 2007, respectively, and additional stock-based awards of 7,420,795 and 7,050,310 weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2008 and 2007, respectively. In addition, the preferred stock would have had a weighted average effect of 2,035,875 shares of common stock for the nine months ended September 30, 2008, and it would have converted into 11,072,967 shares of common stock for the three and nine months ended September 30, 2007. However, these stock-based

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. NET INCOME (LOSS) PER SHARE (Continued)

awards and the potential effects of the preferred stock conversion were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

22. OPERATING SEGMENT INFORMATION

        We report our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Materials and Effects	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives, tooling resin formulations, textile chemicals and dyes, and APAO
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Polymers(1)	LDPE and LLDPE, polypropylene, and EPS
Base Chemicals(1)(2)	olefins and cyclohexane
Corporate and Other(2)	styrene

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Sales:
Polyurethanes	$1,096.0	$974.4	$3,258.6	$2,824.6
Materials and Effects	614.0	594.9	1,925.2	1,806.0
Performance Products	740.7	590.2	2,097.1	1,690.5
Pigments	279.8	271.1	885.7	834.5
Corporate and Other(2)	43.6	40.2	126.5	112.8
Eliminations	(43.6)	(47.0)	(126.5)	(121.5)

Total	$2,730.5	$2,423.8	$8,166.6	$7,146.9

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$89.3	$172.8	$368.8	$449.7
Materials and Effects	46.2	48.6	135.3	158.2
Performance Products	81.0	48.0	184.5	153.3
Pigments	15.2	(0.4)	32.9	45.0
Corporate and Other(2)	(68.0)	(258.7)	(184.4)	(358.9)

Subtotal	163.7	10.3	537.1	447.3
Polymers(3)	—	12.0	3.9	(194.5)
Base Chemicals(3)	1.3	(14.4)	3.7	19.7

Total	165.0	7.9	544.7	272.5
Interest expense, net	(68.2)	(71.5)	(198.5)	(215.3)
Income tax (expense) benefit—continuing operations	(17.7)	13.1	(42.3)	8.7
Income tax (expense) benefit—discontinued operations	(0.5)	(3.2)	(3.0)	73.1
Depreciation and amortization	(98.8)	(96.3)	(290.1)	(313.3)

Net (loss) income	$(20.2)	$(150.0)	$10.8	$(174.3)

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$89.3	$172.8	$368.8	$449.7
Materials and Effects	46.2	48.6	135.3	158.2
Performance Products	81.0	48.0	184.5	153.3
Pigments	15.2	(0.4)	32.9	45.0
Corporate and Other(2)	(43.0)	(55.1)	(154.3)	(158.9)

Subtotal	188.7	213.9	567.2	647.3
Polymers(3)	—	12.0	3.9	(194.5)
Base Chemicals(3)	1.3	(14.4)	3.7	19.7

Total	190.0	211.5	574.8	472.5
Interest expense, net	(68.3)	(71.8)	(198.8)	(216.2)
Income tax (expense) benefit—continuing operations	(18.8)	1.9	(47.0)	(40.2)
Income tax (expense) benefit—discontinued operations	(0.5)	(3.2)	(3.0)	73.1
Depreciation and amortization	(92.9)	(90.6)	(272.9)	(296.2)

Net income (loss)	$9.5	$47.8	$53.1	$(7.0)

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

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007. There are no contractual restrictions limiting transfers of cash from Huntsman International's guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$0.8	$2.0	$104.3	$—	$107.1
Restricted cash	—	—	5.9	—	5.9
Accounts and notes receivables, net	31.6	181.3	1,072.1	0.1	1,285.1
Accounts receivable from affiliates	656.9	1,869.8	105.3	(2,338.8)	293.2
Inventories, net	93.4	217.7	1,237.5	(7.5)	1,541.1
Prepaid expenses	14.9	37.9	25.9	(25.4)	53.3
Deferred income taxes	7.1	47.7	17.8	1.5	74.1
Other current assets	0.3	0.8	92.8	—	93.9

Total current assets	805.0	2,357.2	2,661.6	(2,370.1)	3,453.7
Property, plant and equipment, net	470.3	914.3	2,208.5	2.6	3,595.7
Investment in affiliates	5,491.6	1,479.9	114.4	(6,819.5)	266.4
Intangible assets, net	109.2	0.2	54.2	—	163.6
Goodwill	—	87.1	9.5	(4.1)	92.5
Deferred income taxes	125.1	14.5	206.0	(37.3)	308.3
Notes receivables from affiliates	542.3	1,920.3	8.7	(2,462.6)	8.7
Other noncurrent assets	54.0	148.7	357.9	—	560.6

Total assets	$7,597.5	$6,922.2	$5,620.8	$(11,691.0)	$8,449.5

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$28.0	$191.3	$756.3	$—	$975.6
Accounts payable to affiliates	1,671.6	259.6	421.2	(2,338.8)	13.6
Accrued liabilities	108.5	227.6	465.0	(25.4)	775.7
Deferred income taxes	—	—	3.2	—	3.2
Current portion of long-term debt	397.1	—	54.0	—	451.1

Total current liabilities	2,205.2	678.5	1,699.7	(2,364.2)	2,219.2
Long-term debt	3,325.7	2.5	178.7	—	3,506.9
Deferred income taxes	2.2	90.2	104.9	(35.9)	161.4
Notes payable to affiliates	—	501.3	1,965.6	(2,462.5)	4.4
Other noncurrent liabilities	151.4	118.9	341.5	(0.7)	611.1

Total liabilities	5,684.5	1,391.4	4,290.4	(4,863.3)	6,503.0
Minority interest in consolidated subsidiaries	—	0.5	25.7	7.3	33.5
Members' equity:
Members' equity	2,861.0	4,766.7	1,307.3	(6,074.0)	2,861.0
Subsidiary preferred stock	—	1.4	1.4	(2.8)	—
(Accumulated deficit) retained earnings	(1,093.3)	410.1	(23.8)	(386.3)	(1,093.3)
Accumulated other comprehensive income	145.3	352.1	19.8	(371.9)	145.3

Total members' equity	1,913.0	5,530.3	1,304.7	(6,835.0)	1,913.0

Total liabilities and members' equity	$7,597.5	$6,922.2	$5,620.8	$(11,691.0)	$8,449.5

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$236.3	$756.3	$1,709.7	$—	$2,702.3
Related party sales	75.2	105.8	283.1	(435.9)	28.2

Total revenues	311.5	862.1	1,992.8	(435.9)	2,730.5
Cost of goods sold	261.8	772.6	1,778.3	(437.2)	2,375.5

Gross profit	49.7	89.5	214.5	1.3	355.0
Selling, general and administrative	32.5	35.8	162.4	(0.2)	230.5
Research and development	12.4	7.8	18.6	—	38.8
Other operating (income) expense	(34.3)	38.2	(19.8)	—	(15.9)
Restructuring, impairment and plant closing costs	0.1	—	3.5	—	3.6

Operating income	39.0	7.7	49.8	1.5	98.0
Interest (expense) income, net	(57.9)	28.8	(39.2)	—	(68.3)
Gain (loss) on accounts receivable securitization program	1.7	(3.0)	(4.9)	—	(6.2)
Equity in income (loss) of investment in affiliates and subsidiaries	25.4	(7.2)	2.9	(18.2)	2.9
Other (expense) income	(0.2)	(0.1)	0.3	—	—

Income from continuing operations before income taxes and minority interest	8.0	26.2	8.9	(16.7)	26.4
Income tax benefit (expense)	1.4	(14.4)	(5.8)	—	(18.8)
Minority interest in subsidiaries' income	—	—	(0.5)	—	(0.5)

Income from continuing operations	9.4	11.8	2.6	(16.7)	7.1
Income (loss) from discontinued operations, net of tax	0.1	0.8	(0.1)	—	0.8
Extraordinary gain on the acquisition of a business, net of tax	—	—	1.6	—	1.6

Net income	$9.5	$12.6	$4.1	$(16.7)	$9.5

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$243.0	$610.3	$1,527.4	$—	$2,380.7
Related party sales	110.1	111.5	253.0	(431.5)	43.1

Total revenues	353.1	721.8	1,780.4	(431.5)	2,423.8
Cost of goods sold	268.2	619.4	1,560.7	(429.3)	2,019.0

Gross profit	84.9	102.4	219.7	(2.2)	404.8
Selling, general and administrative	53.4	22.8	138.1	(0.3)	214.0
Research and development	10.3	7.9	17.2	—	35.4
Other operating expense (income)	18.5	(17.7)	9.1	—	9.9
Restructuring, impairment and plant closing costs	—	—	9.1	—	9.1

Operating income	2.7	89.4	46.2	(1.9)	136.4
Interest expense, net	(5.6)	(34.8)	(31.4)	—	(71.8)
Gain (loss) on accounts receivable securitization program	5.0	(2.8)	(9.3)	—	(7.1)
Equity in income of investment in affiliates and subsidiaries	37.3	3.0	1.6	(40.3)	1.6
Other expense	(2.2)	—	(0.2)	—	(2.4)

Income from continuing operations before income taxes and minority interest	37.2	54.8	6.9	(42.2)	56.7
Income tax benefit (expense)	11.4	(12.0)	2.5	—	1.9
Minority interest in subsidiaries' (income) loss	—	(0.1)	2.9	0.1	2.9

Income from continuing operations	48.6	42.7	12.3	(42.1)	61.5
Loss from discontinued operations, net of tax	(0.8)	(12.1)	(0.8)	—	(13.7)

Net income	$47.8	$30.6	$11.5	$(42.1)	$47.8

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$686.7	$2,181.4	$5,216.2	$—	$8,084.3
Related party sales	291.2	321.4	862.3	(1,392.6)	82.3

Total revenues	977.9	2,502.8	6,078.5	(1,392.6)	8,166.6
Cost of goods sold	798.9	2,245.6	5,396.4	(1,386.1)	7,054.8

Gross profit	179.0	257.2	682.1	(6.5)	1,111.8
Selling, general and administrative	75.9	104.1	513.3	(0.6)	692.7
Research and development	38.2	23.3	56.8	—	118.3
Other operating (income) expense	(8.8)	5.7	(1.0)	—	(4.1)
Restructuring, impairment and plant closing costs	0.2	—	8.4	—	8.6

Operating income	73.5	124.1	104.6	(5.9)	296.3
Interest (expense) income, net	(174.7)	82.7	(106.8)	—	(198.8)
Gain (loss) on accounts receivable securitization program	6.0	(9.1)	(12.6)	—	(15.7)
Equity in income (loss) of investment in affiliates and subsidiaries	104.6	(11.8)	9.6	(92.8)	9.6
Other (expense) income	(6.5)	(0.2)	0.9	6.5	0.7

Income (loss) from continuing operations before income taxes and minority interest	2.9	185.7	(4.3)	(92.2)	92.1
Income tax benefit (expense)	49.2	(77.8)	(18.4)	—	(47.0)
Minority interest in subsidiaries' income	—	—	(6.9)	(0.1)	(7.0)

Income (loss) from continuing operations	52.1	107.9	(29.6)	(92.3)	38.1
Income (loss) from discontinued operations, net of tax	1.0	4.5	(0.9)	—	4.6
Extraordinary gain on the acquisition of a business, net of tax	—	—	10.4	—	10.4

Net income (loss)	$53.1	$112.4	$(20.1)	$(92.3)	$53.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$715.8	$1,740.3	$4,548.1	$—	$7,004.2
Related party sales	359.2	338.1	763.1	(1,317.7)	142.7

Total revenues	1,075.0	2,078.4	5,311.2	(1,317.7)	7,146.9
Cost of goods sold	826.4	1,807.9	4,635.1	(1,314.0)	5,955.4

Gross profit	248.6	270.5	676.1	(3.7)	1,191.5
Selling, general and administrative	158.5	67.5	413.9	(0.7)	639.2
Research and development	30.6	24.4	49.9	—	104.9
Other operating expense (income)	25.5	(37.9)	30.6	—	18.2
Restructuring, impairment and plant closing (credits) costs	—	(0.4)	33.9	—	33.5

Operating income	34.0	216.9	147.8	(3.0)	395.7
Interest expense, net	(1.3)	(119.9)	(95.0)	—	(216.2)
Gain (loss) on accounts receivable securitization program	5.2	(7.3)	(13.9)	—	(16.0)
Equity in (loss) income of investment in affiliates and subsidiaries	(51.3)	85.5	8.9	(34.2)	8.9
Other (expense) income	(5.6)	5.4	(0.6)	(4.1)	(4.9)

(Loss) income from continuing operations before income taxes and minority interest	(19.0)	180.6	47.2	(41.3)	167.5
Income tax benefit (expense)	22.5	(37.7)	(25.0)	—	(40.2)
Minority interest in subsidiaries' loss	—	—	13.7	(0.1)	13.6

Income from continuing operations	3.5	142.9	35.9	(41.4)	140.9
(Loss) income from discontinued operations, net of tax	(9.1)	(152.1)	19.8	—	(141.4)
Extraordinary loss on the acquisition of a business, net of tax	(1.4)	—	(5.1)	—	(6.5)

Net (loss) income	$(7.0)	$(9.2)	$50.6	$(41.4)	$(7.0)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(152.2)	$369.4	$(154.4)	$—	$62.8

Investing activities:
Capital expenditures	(32.8)	(121.5)	(171.0)	—	(325.3)
Proceeds from sale of assets, net of adjustments	—	(27.9)	1.9	—	(26.0)
Net receivable from affiliates	(90.6)	(267.7)	—	267.7	(90.6)
Investment in affiliates, net	(91.8)	(36.5)	(0.2)	91.7	(36.8)
Acquisition of intangible assets	—	—	(9.5)	—	(9.5)
Change in restricted cash	—	—	(7.1)	—	(7.1)
Other, net	—	(0.4)	1.0	—	0.6

Net cash used in investing activities	(215.2)	(454.0)	(184.9)	359.4	(494.7)

Financing activities:
Net borrowings under revolving loan facilities	357.9	—	12.1	—	370.0
Net repayments on overdraft facilities	—	—	(3.0)	—	(3.0)
Repayments of long-term debt	—	—	(6.6)	—	(6.6)
Proceeds from long-term debt	—	—	23.6	—	23.6
Intercompany borrowings	—	—	267.7	(267.7)	—
Repayments on notes payable	(32.8)	—	(2.5)	—	(35.3)
Proceeds from notes payable	34.0	—	6.2	—	40.2
Contribution from parent, net	—	80.9	10.8	(91.7)	—
Debt issuance costs paid	(2.2)	—	—	—	(2.2)
Other, net	—	—	(0.3)	—	(0.3)

Net cash provided by financing activities	356.9	80.9	308.0	(359.4)	386.4

Effect of exchange rate changes on cash	—	—	(1.3)	—	(1.3)

Decrease in cash and cash equivalents	(10.5)	(3.7)	(32.6)	—	(46.8)
Cash and cash equivalents at beginning of period	11.3	5.7	136.9	—	153.9

Cash and cash equivalents at end of period	$0.8	$2.0	$104.3	$—	$107.1

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(1,687.0)	$1,741.6	$99.2	$(5.3)	$148.5

Investing activities:
Capital expenditures	(26.5)	(242.4)	(197.8)	—	(466.7)
Acquisition of business, net of cash acquired and post-closing adjustments	(8.4)	—	21.3	—	12.9
Proceeds from sale of assets	348.3	—	16.0	—	364.3
Net receivable from affiliates	(151.4)	—	—	—	(151.4)
Investment in affiliates, net	121.3	(3.8)	(8.4)	(121.1)	(12.0)

Net cash provided by (used in) investing activities	283.3	(246.2)	(168.9)	(121.1)	(252.9)

Financing activities:
Net borrowings (repayments) under revolving loan facilities	60.0	—	(16.5)	—	43.5
Net borrowings on overdraft facilities	—	—	9.0	—	9.0
Repayments of long-term debt	(313.1)	(0.4)	(5.4)	—	(318.9)
Proceeds from long-term debt	249.5	—	16.6	—	266.1
Intercompany borrowings (repayments)	1,397.8	(1,487.3)	(31.6)	121.1	—
Repayments on notes payable	(45.6)	—	(1.9)	—	(47.5)
Proceeds from notes payable	48.8	—	6.1		54.9
Call premiums related to early extinguishment of debt	(1.2)	—	—	—	(1.2)
Debt issuance costs paid	(4.6)	—	—	—	(4.6)
Dividends paid	—	(5.3)	—	5.3	—
Other, net	—	—	(1.2)	—	(1.2)

Net cash provided by (used in) financing activities	1,391.6	(1,493.0)	(24.9)	126.4	0.1

Effect of exchange rate changes on cash	—	—	8.9	—	8.9

(Decrease) increase in cash and cash equivalents	(12.1)	2.4	(85.7)	—	(95.4)
Cash and cash equivalents at beginning of period	18.1	—	227.9	—	246.0

Cash and cash equivalents at end of period	$6.0	$2.4	$142.2	$—	$150.6

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the nine months ended September 30, 2008 and 2007 of $8,166.6 million and $7,146.9 million, respectively.

        We currently report our operations in six segments: Polyurethanes, Materials and Effects, Performance Products, Pigments, Polymers and Base Chemicals. Our Polyurethanes, Materials and Effects and Performance Products segments produce organic differentiated chemical products and our Pigments segment produces inorganic chemical products. Our former Polymers and Base Chemicals segments produced commodity chemical products prior to the dispositions discussed in "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

RECENT DEVELOPMENTS

Merger Agreement and Related Litigation

        On July 12, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hexion and its subsidiary, Nimbus Merger Sub Inc. ("Nimbus"), pursuant to which Hexion agreed to acquire all of our outstanding common stock for $28.00 per share in cash (the "Merger"). Under the terms of the Merger Agreement, the $28.00 per share cash price to be paid by Hexion increases at the rate of 8% per annum (inclusive of any dividends paid) beginning April 6, 2008 and continuing through the closing date of the Merger. On October 16, 2007, stockholders holding a majority of shares of our common stock entitled to vote thereon approved a proposal to adopt the Merger Agreement.

        On June 18, 2008, Hexion, its private equity sponsor Apollo Management, L.P. ("Apollo") and certain of their affiliates ("Plaintiffs") filed an action for declaratory judgment against us in Delaware Chancery Court. Through that action, Plaintiffs sought to avoid their obligations under the Merger Agreement. The action sought declarations from the court that:

  •
  Hexion was not obligated to consummate the Merger if the combined company would be insolvent following the consummation of the Merger and that Hexion's liability for failure to consummate the Merger in such a circumstance would be limited to $325 million.

  •
  Since execution of the Merger Agreement, our Company had suffered a material adverse effect in its business, and that, if the conditions to closing were measured at the time that Hexion filed its lawsuit, Hexion would have no obligation to make any payment to our Company in connection with the Merger.

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

        On June 23, 2008, we sued Apollo and its founding partners, Leon Black and Joshua Harris, in the District Court of Montgomery County, Texas, for tortiously interfering with our previously executed merger agreement (the "Basell Merger Agreement") with Basell AF ("Basell") and one of its subsidiaries. Our original petition alleges, among other things, that Apollo and Messrs. Black and Harris wrongfully caused us to terminate our agreement with Basell by offering a counterproposal at a purchase price that they never intended to pay. Our original petition seeks damages from Apollo equal to the difference between the price per share at which Basell had agreed to acquire us ($25.25 per share) less the decline in our stock price caused by Hexion's attempt to scuttle the Merger Agreement.

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

        On September 8, 2008, trial began before Vice Chancellor Stephen P. Lamb in the Court of Chancery of the State of Delaware. At trial, the issues before the Court were limited to whether a material adverse effect had occurred; whether any damages that might later be awarded to us should be limited to the $325 million reverse termination fee stipulated in the Merger Agreement; and whether we had invalidly extended the Merger Agreement's termination date. Trial continued through September 16, 2008. Following trial, parties submitted post-trial briefs. The matter was fully briefed and before the Court on September 19, 2008. On September 29, 2008, Vice Chancellor Lamb issued an

Opinion and an Order and Final Partial Judgment. A copy of the Opinion and Order are attached to our current report on Form 8-K filed on September 30, 2008.

        Among other things, Vice Chancellor Lamb ruled that we had not suffered a material adverse effect in our business, that Hexion knowingly and intentionally breached numerous of its covenants under the Merger Agreement (as a result of which Hexion's damages for failing to consummate the Merger would not be limited to $325 million) and that we had properly extended the Merger Agreement. Vice Chancellor Lamb ordered Hexion to specifically perform its covenants under the Merger Agreement, including its covenants to (i) use reasonable best efforts to consummate the merger and financing provided under the commitment letter provided to Hexion (the "Commitment Letter") by affiliates of Credit Suisse and Deutsche Bank A.G. (the "Lenders"), (ii) refrain from taking any further action that could reasonably be expected to materially impair, delay, or prevent consummation of the financing contemplated by the Commitment Letter or any alternate financing (as that term is defined by the Merger Agreement), and (iii) take all actions necessary to obtain antitrust approval for the Merger by October 2, 2008. Vice Chancellor Lamb reserved ruling on the remaining issues in the parties' pleadings, including whether Plaintiffs' breaches have caused Huntsman damage in excess of the $325 million termination fee. On October 28, 2008, Hexion filed a notice of appeal of Vice Chancellor Lamb's judgment with the Delaware Supreme Court.

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas against the Lenders alleging, among other things, that these institutions had conspired with Apollo to tortiously interfere with the Basell Merger Agreement. Trial is scheduled to begin on February 9, 2009.

        During the Delaware trial, a group of our stockholders consisting of affiliates of D.E. Shaw, Citadel and MatlinPatterson, along with certain members of the Huntsman family and entities controlled by them, proposed to commit to providing us with cash payments contingent on and in connection with the closing of the Merger in an aggregate amount of approximately $416.5 million. These same stockholders had offered to purchase from Hexion contingent value rights ("CVRs") in the combined Hexion/Huntsman entity but Hexion rejected their offer. The cash payments offered by these stockholders and the Huntsman family stockholders were intended to "backstop" the CVR proposal in the event Hexion continued to reject the CVRs or other financing proposals. We accepted these "backstop commitments" on September 11, 2008. Subsequently, other shareholders made similar backstop commitments of $63.6 million in the aggregate. On October 9, 2008, Hexion issued a press release announcing that affiliates of Apollo had agreed to make a capital contribution of $540 million to Hexion to assist it in closing the Merger. Hexion also announced that Apollo had agreed to waive its transaction fee, estimated at approximately $100 million, in connection with the Merger and suspend for three years its ongoing monitoring fees from Hexion. Apollo's fee waivers and equity commitment were conditioned upon the consummation of the Merger.

        On October 26, 2008, affiliates of D.E. Shaw, Citadel and MatlinPatterson agreed to amend their backstop commitments to increase the closing date cash payment by them by approximately $216.5 million, contingent on the consummation of the Merger and a further commitment by Apollo to increase its equity commitment from $540 million to $750 million. Hexion announced on October 27, 2008 that Apollo had agreed to increase its equity commitment to $750 million. All of the backstop commitments expired on November 2, 2008 in accordance with their terms because the Merger was not consummated.

        On October 8, 2008, Hexion announced that Nimbus is offering to purchase for cash any and all outstanding notes of Huntsman International on the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated October 8, 2008 and the accompanying Letter of Transmittal and Consent (the "Nimbus Offering Documents"). Nimbus is also seeking consents to eliminate most of the restrictive covenants and liens in the indentures under which the notes were issued. The tender offers are subject to a number of customary conditions set forth in the Nimbus Offering Documents, including the consummation of the Merger and the receipt of requisite consents. The tender offers were originally set to expire on November 5, 2008, but have been extended by Nimbus until November 17, 2008. Nimbus may further extend or early terminate the tender offers in its sole discretion. This report is not an offer to purchase, a solicitation of an offer to sell or a solicitation of consents with respect to the notes.

        Following the Delaware action, Hexion and our Company agreed to schedule the closing of the Merger Agreement for October 28, 2008.

        The Commitment Letter requires that the Lenders be provided, at closing, with either (i) a solvency opinion of a reputable valuation firm, (ii) a solvency certificate signed by the chief financial officer of Hexion or (iii) a solvency certificate signed by our chief financial officer. This closing condition could be satisfied if any one of the opinions/certificates described in the preceding sentence was delivered and was in a form customary for transactions involving portfolio companies of Apollo.

        On September 12, 2008, we announced that we had engaged a reputable valuation firm, American Appraisal Associates, Inc. ("American Appraisal"), to provide an opinion that the combined Hexion/Huntsman entity was solvent based on traditional solvency tests. On October 23, 2008, five days prior to the anticipated closing, American Appraisal provided us with a solvency opinion that the combined entity was solvent. On October 28, 2008, American Appraisal issued an additional opinion that the combined entity was solvent, and our chief financial officer, J. Kimo Esplin, executed a certificate, in his capacity as our chief financial officer, that the combined entity was solvent. However, very late on the evening of October 27, 2008, the Lenders sent a letter to Hexion stating that the Lenders did not believe that the solvency opinion and certificate proposed to be provided met the condition of the Commitment Letter and effectively said that, as a result, the Lenders would not fund the proposed closing of the Merger scheduled for October 28, 2008.

        Hexion sent the Lenders a reply letter disputing the Lenders' position and noting that both the American Appraisal opinion and the certificate of our chief financial officer were in forms customary for transactions involving Apollo portfolio companies. Because the Lenders continued to refuse to fund, Hexion brought suit against the Lenders in the Supreme Court of the State of New York, New York County on October 29, 2008 seeking specific performance of the Lenders' commitment under the Commitment Letter. Hexion also sought an order temporarily restraining the Lenders from terminating the Commitment Letter. On October 31, 2008, the court refused to grant Hexion a preliminary injunction preventing termination of the Commitment Letter. A trial is scheduled for January 8, 2009 to determine whether the Lenders will be required to specifically perform their obligations under the Commitment Letter.

        We intend to continue to zealously pursue our multi-billion dollar actions against Hexion and Apollo in Delaware and against Apollo, Leon Black, Josh Harris and the Lenders in Texas.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 (dollars in millions):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2008	2007		2008	2007
Total revenues	$2,730.5	$2,423.8	13%	$8,166.6	$7,146.9	14%
Cost of goods sold	2,379.7	2,023.1	18%	7,067.4	5,967.6	18%

Gross profit	350.8	400.7	(12)%	1,099.2	1,179.3	(7)%
Operating expense	254.3	259.5	(2)%	806.8	762.6	6%
Restructuring, impairment and plant closing costs	3.6	9.1	(60)%	8.6	33.5	(74)%

Operating income	92.9	132.1	(30)%	283.8	383.2	(26)%
Interest expense, net	(68.2)	(71.5)	(5)%	(198.5)	(215.3)	(8)%
Loss on sale of accounts receivable	(6.2)	(7.1)	(13)%	(15.7)	(16.0)	(2)%
Equity in income of investment in unconsolidated affiliates	2.9	1.6	81%	9.6	8.9	8%
Expenses associated with the Merger	(25.8)	(205.0)	(87)%	(34.8)	(205.0)	(83)%
Other (expense) income	—	(2.4)	NM	0.7	(4.5)	NM

(Loss) income from continuing operations before income taxes and minority interest	(4.4)	(152.3)	(97)%	45.1	(48.7)	NM
Income tax (expense) benefit	(17.7)	13.1	NM	(42.3)	8.7	NM
Minority interests in subsidiaries' (income) loss	(0.5)	2.9	NM	(7.0)	13.6	NM

Loss from continuing operations	(22.6)	(136.3)	(83)%	(4.2)	(26.4)	(84)%
Income (loss) from discontinued operations, net of tax	0.8	(13.7)	NM	4.6	(141.4)	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	1.6	—	NM	10.4	(6.5)	NM

Net (loss) income	(20.2)	(150.0)	(87)%	10.8	(174.3)	NM
Interest expense, net	68.2	71.5	(5)%	198.5	215.3	(8)%
Income tax expense (benefit) from continuing operations	17.7	(13.1)	NM	42.3	(8.7)	NM
Income tax expense (benefit) from discontinued operations	0.5	3.2	(84)%	3.0	(73.1)	NM
Depreciation and amortization	98.8	96.3	3%	290.1	313.3	(7)%

EBITDA(1)	$165.0	$7.9	NM	$544.7	$272.5	100%

Net cash provided by operating activities				$46.3	$43.3	7%
Net cash used in investing activities				(400.5)	(90.7)	342%
Net cash provided by (used in) financing activities				308.7	(74.0)	NM

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2008	2007		2008	2007
Total revenues	$2,730.5	$2,423.8	13%	$8,166.6	$7,146.9	14%
Cost of goods sold	2,375.5	2,019.0	18%	7,054.8	5,955.4	18%

Gross profit	355.0	404.8	(12)%	1,111.8	1,191.5	(7)%
Operating expense	253.4	259.3	(2)%	806.9	762.3	6%
Restructuring, impairment and plant closing costs	3.6	9.1	(60)%	8.6	33.5	(74)%

Operating income	98.0	136.4	(28)%	296.3	395.7	(25)%
Interest expense, net	(68.3)	(71.8)	(5)%	(198.8)	(216.2)	(8)%
Loss on sale of accounts receivable	(6.2)	(7.1)	(13)%	(15.7)	(16.0)	(2)%
Equity in income of investment in unconsolidated affiliates	2.9	1.6	81%	9.6	8.9	8%
Other (expense) income	—	(2.4)	NM	0.7	(4.9)	NM

Income from continuing operations before income taxes and minority interest	26.4	56.7	(53)%	92.1	167.5	(45)%
Income tax (expense) benefit	(18.8)	1.9	NM	(47.0)	(40.2)	17%
Minority interests in subsidiaries' (income) loss	(0.5)	2.9	NM	(7.0)	13.6	NM

Income from continuing operations	7.1	61.5	(88)%	38.1	140.9	(73)%
Income (loss) from discontinued operations, net of tax	0.8	(13.7)	NM	4.6	(141.4)	NM
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil	1.6	—	NM	10.4	(6.5)	NM

Net income (loss)	9.5	47.8	(80)%	53.1	(7.0)	NM
Interest expense, net	68.3	71.8	(5)%	198.8	216.2	(8)%
Income tax expense (benefit) from continuing operations	18.8	(1.9)	NM	47.0	40.2	17%
Income tax expense (benefit) from discontinued operations	0.5	3.2	(84)%	3.0	(73.1)	NM
Depreciation and amortization	92.9	90.6	3%	272.9	296.2	(8)%

EBITDA(1)	$190.0	$211.5	(10)%	$574.8	$472.5	22%

Net cash provided by operating activities				$62.8	$148.5	(58)%
Net cash used in investing activities				(494.7)	(252.9)	96%
Net cash provided by financing activities				386.4	0.1	NM

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of (expense) income included in EBITDA (dollars in millions):

Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Foreign exchange gains (losses)—unallocated	$3.8	$(3.9)	$(6.2)	$(10.5)
Loss on early extinguishment of debt	—	—	—	(1.8)
Loss on accounts receivable securitization program	(6.2)	(7.1)	(15.7)	(16.0)
Legal and contract settlement charges, net	—	—	—	(6.3)
Amounts included in discontinued operations	1.3	(7.2)	7.6	(183.1)
Gain on sale of business/assets, net	—	—	—	4.1
Expenses associated with the Merger	(25.8)	(205.0)	(34.8)	(205.0)
Extraordinary gain (loss) on the acquisition of a business	1.6	—	10.4	(6.5)
Restructuring, impairment and plant closing (costs) credits:
Materials and Effects	(1.5)	(4.2)	(2.9)	(18.6)
Performance Products	—	0.1	(0.1)	(0.3)
Pigments	(0.4)	(4.1)	(1.3)	(2.6)
Corporate and other	(1.7)	(0.9)	(4.3)	(12.0)

Total restructuring, impairment and plant closing costs	(3.6)	(9.1)	(8.6)	(33.5)

Total	$(28.9)	$(232.3)	$(47.3)	$(458.6)

Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Foreign exchange gains (losses)—unallocated	$3.8	$(3.9)	$(6.2)	$(10.5)
Loss on early extinguishment of debt	—	—	—	(2.2)
Loss on accounts receivable securitization program	(6.2)	(7.1)	(15.7)	(16.0)
Legal and contract settlement charges, net	—	—	—	(6.3)
Amounts included in discontinued operations	1.3	(7.2)	7.6	(183.1)
Gain on sale of business/assets, net	—	—	—	4.1
Extraordinary gain (loss) on the acquisition of a business	1.6	—	10.4	(6.5)
Restructuring, impairment and plant closing (costs) credits:
Materials and Effects	(1.5)	(4.2)	(2.9)	(18.6)
Performance Products	—	0.1	(0.1)	(0.3)
Pigments	(0.4)	(4.1)	(1.3)	(2.6)
Corporate and other	(1.7)	(0.9)	(4.3)	(12.0)

Total restructuring, impairment and plant closing costs	(3.6)	(9.1)	(8.6)	(33.5)

Total	$(3.1)	$(27.3)	$(12.5)	$(254.0)

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

        For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income (loss) and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Nine months ended September 30,
			Percent Change
	2008	2007
EBITDA	$544.7	$272.5	100%
Depreciation and amortization	(290.1)	(313.3)	(7)%
Interest expense, net	(198.5)	(215.3)	(8)%
Income tax (expense) benefit—continuing operations	(42.3)	8.7	NM
Income tax (expense) benefit—discontinued operations	(3.0)	73.1	NM

Net income (loss)	10.8	(174.3)	NM
Extraordinary (gain) loss on the acquisition of a business, net of tax	(10.4)	6.5	NM
Equity in income of investment in unconsolidated affiliates	(9.6)	(8.9)	8%
Dividends received from unconsolidated affiliate	11.0	—	NM
Depreciation and amortization	290.1	313.3	(7)%
Loss (gain) on disposal of assets	4.3	(1.4)	NM
Noncash restructuring, impairment and plant closing costs	3.4	12.6	(73)%
Loss on early extinguishment of debt	—	1.8	NM
Noncash interest expense	2.4	2.6	(8)%
Deferred income taxes	15.0	(109.8)	NM
Loss on disposal of discontinued operations	—	228.9	NM
Net unrealized loss (gain) on foreign currency transactions	16.2	(3.2)	NM
Other, net	27.8	7.5	271%
Changes in operating assets and liabilities	(314.7)	(232.3)	35%

Net cash provided by operating activities	$46.3	$43.3	7%

Huntsman International

	Nine months ended September 30,
			Percent Change
	2008	2007
EBITDA	$574.8	$472.5	22%
Depreciation and amortization	(272.9)	(296.2)	(8)%
Interest expense, net	(198.8)	(216.2)	(8)%
Income tax expense—continuing operations	(47.0)	(40.2)	17%
Income tax (expense) benefit—discontinued operations	(3.0)	73.1	NM

Net income (loss)	53.1	(7.0)	NM
Extraordinary (gain) loss on the acquisition of a business, net of tax	(10.4)	6.5	NM
Equity in income of investment in unconsolidated affiliates	(9.6)	(8.9)	8%
Dividends received from unconsolidated affiliate	11.0	—	NM
Depreciation and amortization	272.9	296.2	(8)%
Loss (gain) on disposal of assets	4.3	(1.4)	NM
Noncash restructuring, impairment and plant closing costs	3.4	12.6	(73)%
Loss on early extinguishment of debt	—	2.2	NM
Noncash interest expense	2.4	2.8	(14)%
Deferred income taxes	19.7	(60.9)	NM
Loss on disposal of discontinued operations	—	228.9	NM
Net unrealized loss (gain) on foreign currency transactions	16.2	(3.2)	NM
Other, net	27.8	7.6	266%
Changes in operating assets and liabilities	(328.0)	(326.9)	—

Net cash provided by operating activities	$62.8	$148.5	(58)%

    NM—Not Meaningful

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

        For the three months ended September 30, 2008, we had a net loss of $20.2 million on revenues of $2,730.5 million, compared with a net loss of $150.0 million on revenues of $2,423.8 million for the 2007 period. For the three months ended September 30, 2008, Huntsman International had net income of $9.5 million on revenues of $2,730.5 million compared with net income of $47.8 million on revenues of $2,423.8 million for the 2007 period. The decrease of $129.8 million in our net loss and the decrease of $38.3 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the three months ended September 30, 2008 increased by $306.7 million, or 13%, as compared with the 2007 period due principally to higher average selling prices in all of our segments and higher sales volumes in our Polyurethanes segment, partially offset by lower sales volumes in our Materials and Effects, Performance Products and Pigments segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2008 decreased by $49.9 million and $49.8 million, respectively, or 12% each, as compared with the 2007 period. Lower gross profit in our Polyurethanes segment, was offset somewhat by higher gross profit in our Materials and Effects, Performance Products and Pigments segments. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2008 decreased by $5.2 million and $5.9 million, respectively, or 2% each, as compared with the 2007 period. The decrease resulted primarily from a $19.8 million increase in foreign exchange gains ($12.2 million of gains in the 2008 period as compared with $7.6 million of losses in the 2007 period), partially offset by a $3.4 million increase in research and development costs and higher overall selling, general and administrative costs, which largely resulted from the weakening of the U.S. dollar versus relevant currencies.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2008 decreased to $3.6 million from $9.1 million in the 2007 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended September 30, 2008 decreased by $3.3 million and $3.5 million, respectively, or 5% each, as compared with the 2007 period. This decrease was primarily due to lower average interest rates on borrowings.

  •
  Expenses associated with the Merger consisted primarily of Merger-related professional fees. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense and Huntsman International's tax expense increased by $30.8 million and $20.7 million, respectively, as compared with the same period in 2007. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. For further information concerning taxes, see "Note 20. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report

  •
  The income (loss) from discontinued operations represents the operating results and impairment and gain (loss) on disposal with respect to each of our U.S. base chemicals business, our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The extraordinary gain on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. During the three months ended September 30, 2008, we recorded an extraordinary gain on the acquisition of $1.6 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary. For more information, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Three months ended September 30,
			Percent Change
	2008	2007
Revenues
Polyurethanes	$1,096.0	$974.4	12%
Materials and Effects	614.0	594.9	3%
Performance Products	740.7	590.2	25%
Pigments	279.8	271.1	3%
Corporate and Other	43.6	40.2	8%
Eliminations	(43.6)	(47.0)	(7)%

Total	$2,730.5	$2,423.8	13%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$89.3	$172.8	(48)%
Materials and Effects	46.2	48.6	(5)%
Performance Products	81.0	48.0	69%
Pigments	15.2	(0.4)	NM
Corporate and Other	(68.0)	(258.7)	(74)%

Subtotal	163.7	10.3	NM
Polymers	—	12.0	NM
Base Chemicals	1.3	(14.4)	NM

Total	$165.0	$7.9	NM

Huntsman International
Segment EBITDA
Polyurethanes	$89.3	$172.8	(48)%
Materials and Effects	46.2	48.6	(5)%
Performance Products	81.0	48.0	69%
Pigments	15.2	(0.4)	NM
Corporate and Other	(43.0)	(55.1)	(22)%

Subtotal	188.7	213.9	(12)%
Polymers	—	12.0	NM
Base Chemicals	1.3	(14.4)	NM

Total	$190.0	$211.5	(10)%

Period-Over-Period Increase (Decrease)	Average Selling Price	Sales Volumes
Polyurethanes(1)	8%	4%
Materials and Effects	13%	(9)%
Performance Products(1)	34%	(8)%
Pigments	17%	(12)%

    (1)
    Excludes revenues and sales volumes from tolling arrangements.

    NM—Not Meaningful

Polyurethanes

        For the three months ended September 30, 2008, Polyurethanes segment revenues increased as a result of both higher average selling prices and increased sales volumes. MDI average selling prices increased by 6% primarily due to global price increase initiatives and, in Europe, primarily due to the strength of other relevant currencies versus the U.S. dollar. Average selling prices for MTBE increased by 28% due to improved market demand as well as in response to higher raw material costs. The increase in Polyurethanes segment sales volumes was primarily driven by continued growth in Europe and was partially offset by lower sales volumes in the Americas, resulting from slower construction-related demand and production outages caused by the recent U.S. Gulf Coast storms, and by lower sales volumes in Asia, resulting from Olympics-related production restrictions. Segment EBITDA decreased principally on lower margins, as sharply higher raw material and energy costs and effects of the recent U.S. Gulf Coast storms more than offset improved average selling prices and sales volumes.

Materials and Effects

        For the three months ended September 30, 2008, Materials and Effects segment revenues increased primarily as a result of higher average selling prices. Average selling prices increased as a result of price increase initiatives in certain markets and regions and foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Sales volumes were lower for the three months ended September 30, 2008 as compared to the same period of 2007. In our advanced materials products, sales volumes decreased by 4% primarily as a result of lower demand in Europe (whereas demand in the U.S. remained consistent). Sales volumes in our textile effects products decreased by 18% primarily as a result of lower demand for dyes and chemicals in all regions as well as Olympics-related production restrictions in China. Segment EBITDA decreased primarily due to higher raw material and energy costs. Segment EBITDA from our advanced materials products increased by $2.6 million, as higher manufacturing and energy costs were more than offset by lower selling, general and administrative expenses. Segment EBITDA from our textile effects products decreased by $5.0 million due to higher fixed costs and increased selling, general and administrative costs that resulted primarily from the strength of other relevant currencies relative to the U.S. dollar. During the three months ended September 30, 2008 and 2007, our Materials and Effects segment recorded restructuring and plant closing charges of $1.5 million and $4.2 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        For the three months ended September 30, 2008, Performance Products segment revenues increased primarily due to a rise in selling prices and higher toll manufacturing revenues, offset by lower sales volumes. Average selling prices rose in response to higher raw material costs and as a result of foreign exchange movements as the U.S. dollar weakened against other relevant currencies. The reduction in sales volumes was primarily due to the conversion of most of our ethylene glycol business to a toll manufacturing operation in 2008 and lower surfactant sales that more than offset volume increases in other product groups. Segment EBITDA increased principally on increased volumes of higher margin products and expanded margins as higher average selling prices more than offset increases in raw material, energy and fixed costs.

Pigments

        For the three months ended September 30, 2008, Pigments segment revenues increased primarily as a result of higher average selling prices partially offset by a decrease in sales volumes. Average selling prices increased primarily due to price increase initiatives and the strength of relevant currencies relative to the U.S. dollar, as local currency selling prices were higher in all global markets. Sales volumes were lower primarily due to lower demand in Europe. Segment EBITDA increased principally due to higher margins as higher local currency average selling prices more than offset increases in raw material and energy costs.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business. The increase in EBITDA from Corporate and Other for the three months ended September 30, 2008 resulted primarily from a $179.2 million decrease in expenses associated with the Merger ($25.8 million recorded in the 2008 period compared to $205.0 million in the 2007 period). For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, EBITDA was higher for the the three months ended September 30, 2008 due to a $7.7 million increase in foreign exchange gains ($3.8 million in gains for the 2008 period compared to losses of $3.9 million during the 2007 period). These increases to EBITDA were offset somewhat by a $3.4 million decrease in minority interests in subsidiaries' loss.

Corporate and Other—Huntsman International

        Corporate and Other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, and the operating results of our Australian styrenics business. The increase in EBITDA from Corporate and Other for the three months ended September 30, 2008 resulted primarily from a $7.7 million increase in foreign exchange gains ($3.8 million in gains for the 2008 period compared to losses of $3.9 million during the 2007 period). This increase to EBITDA was offset somewhat by a $3.4 million decrease in minority interests in subsidiaries' loss.

Polymers

        The operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

        The EBITDA in the 2007 period resulted from post-closing adjustments related to the North American Polymers Disposition. For more information, see "Note 3. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

        The operating results of our base chemicals business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the three months ended September 30, 2008, Base Chemicals segment EBITDA increased to $1.3 million, as compared with a loss of $14.4 million in the 2007 period. This increase in Base Chemicals segment EBITDA resulted from adjustments to the losses recorded in connection with the

U.S. Base Chemicals Disposition and the U.K. Petrochemicals Disposition. For more information, see "Note 3. Discontinued Operations—U.S. Base Chemicals Business" and "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

        For the nine months ended September 30, 2008, we had net income of $10.8 million on revenues of $8,166.6 million, compared with a net loss of $174.3 million on revenues of $7,146.9 million for the 2007 period. For the nine months ended September 30, 2008, Huntsman International had net income of $53.1 million on revenues of $8,166.6 million compared with a net loss of $7.0 million on revenues of $7,146.9 million for the 2007 period. The increase of $185.1 million in our net income and the increase of $60.1 million in Huntsman International's net income was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2008 increased by $1,019.7 million, or 14%, as compared with the 2007 period due principally to higher average selling prices in all of our segments and higher sales volumes in our Polyurethanes, partially offset by lower sales volumes in our and Materials and Effects, Performance Products and Pigments segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2008 decreased by $80.1 million and $79.7 million, respectively, or 7% each, as compared with the 2007 period. Gross profit was lower in all of our segments except Performance Products. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2008 increased by $44.2 million and $44.6 million, respectively, or 6% each, as compared with the 2007 period. The increase resulted primarily from a $13.4 million increase in research and development costs and higher overall selling, general and administrative costs, which largely resulted from the weakening of the U.S. dollar versus other relevant currencies. These increased expenses were partially offset by an $11.3 million increase in foreign exchange gains ($0.1 million of gains in the 2008 period as compared with $11.2 million of losses in the 2007 period),

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2008 decreased to $8.6 million from $33.5 million in the 2007 period. For more information concerning restructuring activities, see "Note 6 Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the nine months ended September 30, 2008 decreased by $16.8 million and $17.4 million, respectively, or 8% each, as compared with the 2007 period. This decrease was primarily due to lower average interest rates on borrowings.

  •
  Expenses associated with the Merger for the nine months ended September 30, 2008 consisted primarily of Merger-related professional fees and board of directors fees. For the nine months ended September 30, 2007, the expenses consisted primarily of Merger-related legal fees and the Basell Termination Fee. For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense and Huntsman International's tax expense increased by $51.0 million and $6.8 million, respectively, as compared with the same period in 2007. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. On April 12, 2007, we received a Revenue Agent Report from the IRS related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of two uncertain tax positions in other countries, during the nine months ended September 30, 2008, we recorded a decrease in unrecognized tax benefits and a corresponding income tax benefit of $18.4 million. For further information concerning taxes, see "Note 20. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The income (loss) from discontinued operations represents the operating results and impairment and gain (loss) on disposal with respect to each of our U.S. base chemicals business, our North American polymers business, our European base chemicals and polymers business and our TDI business. For more information, see "Note 3. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. During the nine months ended September 30, 2008, we recorded an extraordinary gain on the acquisition of $10.4 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary and a reimbursement by Ciba of certain restructuring costs associated with the acquisition. During the nine months ended September 30, 2007, we adjusted the preliminary purchase price allocation and finalized post-closing working capital adjustments, resulting in our recording an extraordinary loss on the acquisition of $6.5 million. For more information, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Nine months ended September 30,
			Percent Change
	2008	2007
Revenues
Polyurethanes	$3,258.6	$2,824.6	15%
Materials and Effects	1,925.2	1,806.0	7%
Performance Products	2,097.1	1,690.5	24%
Pigments	885.7	834.5	6%
Corporate and Other	126.5	112.8	12%
Eliminations	(126.5)	(121.5)	4%

Total	$8,166.6	$7,146.9	14%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$368.8	$449.7	(18)%
Materials and Effects	135.3	158.2	(14)%
Performance Products	184.5	153.3	20%
Pigments	32.9	45.0	(27)%
Corporate and Other	(184.4)	(358.9)	(49)%

Subtotal	537.1	447.3	20%
Polymers	3.9	(194.5)	NM
Base Chemicals	3.7	19.7	(81)%

Total	$544.7	$272.5	100%

Huntsman International
Segment EBITDA
Polyurethanes	$368.8	$449.7	(18)%
Materials and Effects	135.3	158.2	(14)%
Performance Products	184.5	153.3	20%
Pigments	32.9	45.0	(27)%
Corporate and Other	(154.3)	(158.9)	(3)%

Subtotal	567.2	647.3	(12)%
Polymers	3.9	(194.5)	NM
Base Chemicals	3.7	19.7	(81)%

Total	$574.8	$472.5	22%

Period-Over-Period Increase (Decrease)	Average Selling Price	Sales Volumes
Polyurethanes(1)	11%	4%
Materials and Effects	12%	(5)%
Performance Products(1)	32%	(7)%
Pigments	10%	(4)%

    (1)
    Excludes revenues and sales volumes from tolling arrangements.

    NM—Not meaningful.

Polyurethanes

        For the nine months ended September 30, 2008, Polyurethanes segment revenues increased as a result of both higher average selling prices and increased sales volumes. MDI average selling prices increased by 7% primarily due to global price increase initiatives and foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Average selling prices for MTBE increased by 39% due to improved market demand as well as in response to higher raw material costs. For our Polyurethanes segment, the increase in sales volumes was primarily driven by continued growth in Europe and Asia, which was partially offset by lower sales volumes in the Americas that resulted from slower construction-related demand and production outages related to the recent U.S. Gulf Coast storms. Segment EBITDA decreased principally on lower margins, as sharply higher raw material and energy costs and effects of the recent U.S. Gulf Coast storms more than offset improved average selling prices and the increase in sales volumes.

Materials and Effects

        For the nine months ended September 30, 2008, Materials and Effects segment revenues increased primarily as a result of higher average selling prices. Average selling prices increased as a result of price increase initiatives in certain markets and regions and foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Sales volumes for the nine months ended September 30, 2008 were lower than the 2007 period. Sales volumes for our textile effects products decreased by 14% primarily as a result of a slowdown in Western European and North American end markets. Sales volumes for our advanced materials products increased by 2%, primarily as a result of higher demand in Asia. Segment EBITDA from our advanced materials products increased by $5.3 million as a result of higher contribution margins as higher sales volumes and higher average selling prices more than offset higher raw materials, energy and manufacturing costs. Particularly for our textile effects products, the positive effect on revenues of the U.S. dollar weakness was more than offset by its effect on our fixed costs. Segment EBITDA from our textile effects products decreased by $28.2 million due to lower sales volumes and lower margins as raw material and energy costs increased by more than average selling prices. During the nine months ended September 30, 2008 and 2007, our Materials and Effects segment recorded restructuring and plant closing charges of $2.9 million and $18.6 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        For the nine months ended September 30, 2008, Performance Products segment revenues increased primarily due to a rise in selling prices and higher toll manufacturing revenues, offset by lower sales volumes. Average selling prices rose in response to higher raw material costs and as a result of foreign exchange movements as the U.S. dollar weakened against other relevant currencies. The reduction in sales volumes was primarily due to the conversion of most of our ethylene glycol business to a toll manufacturing operation in 2008 and lower olefin by-product sales that more than offset volume increases in other product groups. Segment EBITDA increased principally on increased volumes of higher margin products and expanded margins as higher average selling prices more than offset increases in raw material, energy and fixed costs.

Pigments

        For the nine months ended September 30, 2008, Pigments segment revenues increased primarily as a result of higher average selling prices in local currencies in Asia, North America and global emerging markets and from foreign exchange movements as the U.S. dollar weakened against other relevant currencies. Sales volumes were lower primarily due to lower demand in Europe, North America and emerging markets, offset in part by higher sales volumes in Asia. The positive effect on revenues of the U.S. dollar weakness was substantially offset by its effect on our fixed costs. Segment EBITDA decreased principally due to reduced margins resulting from higher raw material and energy costs.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, Merger-related expenses and the operating results of our Australian styrenics business. The increase in EBITDA from Corporate and Other for the nine months ended September 30, 2008 resulted primarily from a $170.2 million decrease in expenses associated with the Merger ($34.8 million recorded in the 2008 period compared to $205.0 million in the 2007 period). For more information regarding these Merger-related expenses, see "Note 15. Expenses Associated with the Merger" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, for the nine months ended September 30, 2008 EBITDA was higher due to $16.9 million of favorable adjustments to the extraordinary gain on acquisition (a $10.4 million gain recorded in the 2008 period compared to a $6.5 million loss in the 2007 period) related to the Textile Effects Acquisition. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. These increases in EBITDA were offset somewhat by a $20.6 million decrease in minority interests in subsidiaries' loss and a $10.2 million increase in corporate information technology costs.

Corporate and Other—Huntsman International

        Corporate and Other includes unallocated corporate overhead, foreign exchange gains and losses, loss on accounts receivable securitization program, loss on the early extinguishment of debt, other non-operating income and expense, minority interest in subsidiaries' (income) loss, extraordinary gain (loss) on acquisition of a business, and the operating results of our Australian styrenics business. The increase in EBITDA from Corporate and Other for the nine months ended September 30, 2008 resulted primarily from $16.9 million of favorable adjustments to the extraordinary gain on acquisition ($10.4 million gain recorded in the 2008 period compared to a $6.5 million loss in the 2007 period) related to the Textile Effects Acquisition. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 4. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. This increase in EBITDA was offset somewhat by a $20.6 million decrease in minority interests in subsidiaries' loss and a $10.2 million increase in corporate information technology costs.

Polymers

        The operating results of our North American polymers business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Polymers segment revenues for all periods presented. The EBITDA of our North American polymers business is included in the Polymers segment EBITDA for all periods presented.

        For the nine months ended September 30, 2008, Polymers segment EBITDA increased to $3.9 million as compared with a loss of $194.5 million in the 2007 period. The EBITDA loss in the 2007 period resulted primarily from a $240.0 million impairment loss recorded in anticipation of the North American Polymers Disposition. The EBITDA in the 2008 period resulted from property tax settlements and post-closing adjustments to the loss on disposal. For more information, see "Note 3. Discontinued Operations—North American Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Base Chemicals

        The operating results of our base chemicals business are classified as discontinued operations, and, accordingly, the revenues of this business are excluded from the Base Chemicals segment revenues for all periods presented. The EBITDA of our base chemicals business is included in the Base Chemicals segment EBITDA for all periods presented.

        For the nine months ended September 30, 2008, Base Chemicals segment EBITDA decreased to $3.7 million as compared with $19.7 million in the 2007 period. This decrease in Base Chemicals segment EBITDA resulted from lower adjustments to the losses recorded in connection with the U.S. Base Chemicals Disposition and the U.K. Petrochemicals Disposition. For more information, see "Note 3. Discontinued Operations—U.S. Base Chemicals Business" and "Note 3. Discontinued Operations—European Base Chemicals and Polymers Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was $46.3 million and $43.3 million, respectively. The increase in cash provided by operations was primarily attributable to an $82.4 million favorable variance in operating assets and liabilities changes, offset by lower operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $400.5 million and $90.7 million, respectively. During the nine months ended September 30, 2008 and 2007, we paid $325.3 million and $466.7 million, respectively, for capital expenditures. The capital expenditures for the nine months ended September 30, 2007 included $159.8 million spent on our former Port Arthur, Texas facility that was previously damaged by fire. During the nine months ended September 30, 2008, we paid $9.5 million for certain intangible assets in our Materials and Effects segment. During the nine months ended September 30, 2008 and 2007, we received $1.9 million and $364.3 million, respectively, from the sale of assets. On August 1, 2007, we completed the North American Polymers Disposition for approximately $355 million, of which $348.3 million was received as of September 30, 2007. During the nine months ended September 30, 2008, we made $27.9 million of payments related to certain expenditures to rebuild our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds. See "Note 3. Discontinued Operations—U.S. Base Chemicals Business" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. During the nine months ended September 30, 2008, we contributed $43.5 million to our ethylenamines joint venture in Saudi Arabia. During the nine months ended September 30, 2007, we finalized our post-closing adjustments with respect to the Textile Effects Acquisition, resulting in a reduction to the purchase price of $12.9 million.

        Net cash provided by financing activities for the nine months ended September 30, 2008 was $308.7 million as compared with a use of cash of $74.0 million in the 2007 period. This increase in net cash provided by financing activities was primarily due to higher borrowings under our revolving loan facilities and lower net repayments of debt in the 2008 period as compared to the 2007 period.

Changes in Financial Condition

        The following information summarizes our working capital position as of September 30, 2008 and December 31, 2007 (dollars in millions):

	September 30, 2008	December 31, 2007	Increase (Decrease)	Percent Change
Cash and cash equivalents	$107.2	$154.0	$(46.8)	(30)%
Restricted cash	5.9	—	5.9	NM
Accounts receivable, net	1,303.9	1,262.7	41.2	3%
Inventories, net	1,541.1	1,451.9	89.2	6%
Prepaid expenses	54.3	37.4	16.9	45%
Deferred income taxes	72.2	72.6	(0.4)	(1)%
Other current assets	94.3	116.6	(22.3)	(19)%

Total current assets	3,178.9	3,095.2	83.7	3%

Accounts payable	1,005.1	1,018.4	(13.3)	(1)%
Accrued liabilities	876.9	885.2	(8.3)	(1)%
Deferred income taxes	3.2	3.2	—	—
Current portion of long-term debt	451.1	68.5	382.6	559%

Total current liabilities	2,336.3	1,975.3	361.0	18%

Working capital	$842.6	$1,119.9	$(277.3)	(25)%

        Our working capital decreased by $277.3 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $46.8 million resulted from the matters identified in the condensed consolidated statements of cash flows contained in our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Accounts receivable increased by $41.2 million mainly due to higher sales and the effects of the weaker U.S. dollar versus other relevant currencies.

  •
  Inventories increased by $89.2 million mainly due to higher raw material costs and the effects of the weaker U.S. dollar versus other relevant currencies, while inventory quantities have declined.

  •
  Prepaid expenses increased by $16.9 million primarily as a result of our prepayment of certain annual insurance contracts on July 1, 2008.

  •
  Other current assets decreased by $22.3 million principally from a reduction of income tax and other current receivables and investments in government securities.

  •
  Current portion of long-term debt increased by $382.6 million mainly due to an increase in borrowing under the Revolving Facility primarily used to fund working capital and operational requirements. The Revolving Facility matures in the third quarter of 2010.

Subsidiary Debt

        With the exception of our guarantees of certain debt of our Chinese and Saudi Arabia joint ventures and certain indebtedness incurred from time to time to finance insurance premiums, we have no direct debt or guarantee obligations. Substantially all of our debt has been incurred by our subsidiaries (primarily Huntsman International); such debt is non-recourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Senior Credit Facilities

        As of September 30, 2008, our Senior Credit Facilities consisted of (i) the $650.0 million Revolving Facility and (ii) the $1,540.0 million Dollar Term Loan. As of September 30, 2008, there were $353.7 million borrowings outstanding under our Revolving Facility, which is classified as current in the accompanying balance sheets (unaudited), and we had approximately $34.4 million in U.S. dollar equivalents of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in the third quarter of 2010 and the Dollar Term Loan matures in 2014; provided however, that the maturities of each will accelerate if we do not repay all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such securities. The next maturity date of such securities is in October of 2010.

        As of September 30, 2008, borrowings under the Revolving Facility and Dollar Term Loan bore interest at LIBOR plus 1.75%. The applicable interest rate of the Dollar Term Loan is currently set at LIBOR plus 1.75%, subject to a reduction to LIBOR plus 1.50% upon achieving certain secured leverage ratio thresholds defined in our credit agreements. The credit agreements governing our Senior Credit Facilities contain one financial covenant, which is applicable only to the Revolving Facility, and this covenant is only in effect when loans or letters of credit are outstanding under the Revolving Facility. Our Senior Credit Facilities agreements provide for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, make certain restricted payments, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contain other customary default provisions.

Other Transactions Affecting Our Debt

        HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, maintains a working capital line as part of its overall secured credit facilities. In February 2008, HPS borrowed an additional RMB 122.8 million ($18.0 million) to fund its working capital and operating requirements. As of September 30, 2008, HPS had $26.0 million and RMB 688.6 million ($101.0 million) outstanding under its credit facilities.

        On June 30, 2008, our subsidiary, Huntsman (UK) Limited, entered into a $125.0 million short term committed revolving credit facility maturing on September 28, 2009 (the "Short Term Revolving Facility"), of which nil was drawn as of September 30, 2008. The Short Term Revolving Facility will be secured, pursuant to the terms of a debenture governed by English law, by all existing and after acquired personal property of Huntsman Holdings (UK) Limited, including certain intercompany notes, some of which are secured in nature. The Short Term Revolving Facility is supported by an unsecured parent company guarantee provided by Huntsman International. At our option, the Short Term Revolving Facility may bear interest at a rate equal to (i) a LIBOR-based eurocurrency rate plus an applicable margin ranging between 3.00% and 4.00%, or with respect to euro denominated loans a EURIBOR-based rate plus an applicable margin ranging between 3.00% and $4.00% or (ii) a prime-based rate plus an applicable margin ranging between 2.00% or 3.00%, depending on the level of borrowings under the facility. The Short Term Revolving Facility contains two financial covenants, including a leverage covenant which is consistent with the Senior Credit Facilities and a minimum tangible net worth covenant. Our Short Term Revolving Facility agreement provides for, among other things, customary restrictions and limitations on our ability to incur liens, incur additional debt, merge or sell assets, prepay other indebtedness, make investments or engage in transactions with affiliates, and also contains other customary default provisions.

        During the third quarter of 2008, our other debt increased mainly due to the financing of our insurance premiums in connection with our annual renewal in July 2008. As of September 30, 2008, the amount of the financed insurance premiums was $27.4 million, all of which was classified as current. The insurance premium financing is secured by the unearned insurance premiums.

        The Merger Agreement provides certain restrictions and limitations concerning the amendment of debt agreements, the extension, repayment and refinancing of certain debt, in addition to the incurrence of new debt.

Compliance with Covenants

        Our management believes that we are in compliance with the covenants contained in the agreements governing the Senior Credit Facilities, Short Term Revolving Facility, the Australian Credit Facilities, the A/R Securitization Program and the indentures governing our notes.

Short-Term and Long-Term Liquidity

        We depend upon our credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2008, we had $536.1 million of combined cash and combined unused borrowing capacity, consisting of $113.1 million in cash and restricted cash, $261.9 million in availability under our Revolving Facility, $125 million in availability under our Short Term Revolving Facility, $16.0 million attributable to our European overdraft facility and $20.1 million in availability under our A/R Securitization Program.

        Our liquidity has been significantly impacted by recent transactions and increases in accounts receivable and inventory, net of accounts payable. During the nine months ended September 30, 2008, our accounts receivable and inventory, net of accounts payable increased $154.6 million as reflected on our condensed consolidated statement of cash flows (unaudited) included elsewhere in this report. During the nine months ended September 30, 2008, we contributed approximately $43.5 million to our ethylenamines manufacturing joint venture in Jubail Industrial City, Saudi Arabia with Zamil Group. Relating to this project, we expect to receive in the fourth quarter of 2008 approximately $10 million from a third party loan reimbursing us for a portion of our equity contributions we previously made. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. We expect the facility to come on line in early 2010 with annual capacity of 60 million pounds.

        In connection with a multi-year turnaround and inspection program, we spent $66.8 million during the nine months ended September 30, 2008 on scheduled maintenance, repairs and catalyst replacement (turnaround) at our Performance Products manufacturing site in Port Neches, Texas (of which $7.6 million was spent in the three months ended September 30, 2008).

        As of September 30, 2008, the amount outstanding under our A/R Securitization Program was $422 million as compared with $503 million as of June 30, 2008. This reduction was largely due to a decrease in accounts receivable sold into the A/R Securitization Program primarily as a result of the impact of the recent U.S. Gulf Coast storms.

        As discussed above in "—Other Transactions Affecting Our Debt," at the end of the second quarter of 2008, we entered into the Short Term Revolving Facility and increased our liquidity.

        We anticipate that our liquidity will be impacted by our ongoing fire claim. As a result of the fire damage at our Port Arthur, Texas facility that occurred on April 29, 2006, we have received, and anticipate receiving additional, settlements of insurance claims. We completed the rebuild and commissioning of the facility in the fourth quarter of 2007. The settlement of insurance claims will continue during 2008 and 2009. See "Note 16. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 19. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Capital Expenditures

        We incurred capital expenditures of $325.3 million for the nine months ended September 30, 2008, as compared with $466.7 million in the 2007 period. Capital expenditures for the nine months ended September 30, 2008 included spending on the maleic anhydride expansion at our Geismar, Louisiana site, the expansion at our Greatham, U.K. titanium dioxide facility, as well as other smaller projects. Capital expenditures for the nine months ended September 30, 2007 included spending of $159.8 million for the rebuild of our fire damaged Port Arthur, Texas ethylene facility sold in November 2007.

        We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We expect to spend, in total, between approximately $440 million and $450 million on capital projects in 2008.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our A/R Securitization Program, see "Note 10. Securitization of Accounts Receivable" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Our A/R Securitization Program matures in April 2009, and we currently intend to extend the program.

Financing of Chinese MDI Facilities

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million in U.S. dollar equivalents. As of September 30, 2008, there were $74.5 million and RMB 921.4 million ($135.1 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments (of which 13 installments remain), which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for the VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has met certain conditions. The conditions outstanding include completion of the building and equipment mortgage registrations, which are progressing as planned, and maintaining a debt service coverage ratio of at least 1:1 at the time such registrations are completed. We have estimated that the fair value of this guarantee was nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

Financing of Saudi Arabia Joint Venture

        Our Saudi Arabia joint venture obtained various loan commitments in the aggregate amount of approximately $195 million in U.S. dollar equivalents, of which nothing was drawn as of September 30, 2008. We have provided certain guarantees of approximately $14 million for these commitments which will cease to exist upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

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

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. As of September 30, 2008, these contracts had a notional amount of approximately $38 million and are designated as cash flow hedges. As of September 30, 2008, these contracts had a fair value of $1.1 million and were recorded in accrued liabilities on the accompanying condensed consolidated balance sheet (unaudited) included elsewhere in this report. For the three months ended September 30, 2008, the effective portion of the changes in the fair value of $3.8 million was recorded as expense in other comprehensive income, with ineffectiveness of $0.3 million recorded as a reduction in sales, $0.5 million recorded as a reduction in cost of goods sold and a foreign currency loss of $0.5 million. For the nine months ended September 30, 2008, the effective portion of the changes in the fair value of $0.9 million was recorded as expense in other comprehensive income, with ineffectiveness of $0.1 million recorded as an increase in sales, $1.9 million recorded as a reduction in cost of goods sold and a foreign currency gain of $0.8 million.

        As of and for the three and nine months ended September 30, 2008, the fair value and realized gains (losses) of our other outstanding foreign currency rate hedging contracts were not significant.

        We have a cross currency interest rate swap pursuant to which we have agreed to swap $152.6 million of LIBOR floating rate debt payments for €115.9 million of EURIBOR floating rate debt payments. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap is currently not designated as a hedge for financial reporting purposes. As of September 30, 2008, the fair value of this swap was

$13.4 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed consolidated balance sheet (unaudited) included elsewhere in this report. For the three and nine months ended September 30, 2008, we recorded an unrealized foreign currency gain on this swap of $19.3 million and $6.1 million, respectively, in the condensed consolidated statement of operations (unaudited) included elsewhere in this report. On October 24, 2008, we terminated this swap and will recognize a cash benefit of $0.4 million during the fourth quarter of 2008.

        We also have a cross currency interest rate swap pursuant to which we have agreed to swap $95.8 million of LIBOR floating rate debt payments for €70.7 million of EURIBOR floating rate debt payments. During the life of this swap, we will receive floating rate interest (LIBOR) in dollars and we will pay floating rate interest (EURIBOR) in euros. This swap was designated as a hedge of a net investment for financial reporting purposes. As of September 30, 2008, the fair value of this swap was $4.6 million, net of accrued interest, and was recorded in other noncurrent liabilities in our condensed and consolidated balance sheet (unaudited) included elsewhere in this report. For the three and nine months ended September 30, 2008, the effective portion of the changes in the fair value of $12.1 million and $4.7 million, respectively, was recorded as income in other comprehensive income, with ineffectiveness of $0.6 million and $0.9 million, respectively, recorded in interest expense in the condensed consolidated statement of operations (unaudited) included elsewhere in this report. On October 24, 2008, we terminated this swap and will recognize a cash benefit of $3.1 million during the fourth quarter of 2008.

        From time to time, we review our non-U.S. dollar-denominated debt and swaps to determine the appropriate amounts designated as hedges. As of September 30, 2008, we have designated approximately €390.7 million of debt and swaps as net investment hedges. As of September 30, 2008, we had approximately €1,073.2 million in net euro-denominated assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we cannot give any assurance that our internal controls over financial reporting will be completely effective. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        On October 27, 2008, the Lenders notified Hexion that they did not believe that the solvency opinion we procured from American Appraisal and the solvency certificate proposed to be provided by our chief financial officer met the condition of their Commitment Letter and effectively said that, as a result, the Lenders would not fund the proposed closing of the Merger. As such, the Merger did not close on the scheduled date, October 28, 2008, and has not closed as of the date of this report. Please see "Note 16. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. If the Merger is not completed for any reason, the price of our common stock may decline further to the extent that the current market price of our common stock reflects market assumptions that the Merger will be completed or that all or a portion of the premium implied by the merger consideration will be realized. We may also be subject to additional risks, including:

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

If the Lenders that have provided the Commitment Letter for the funds to complete the Merger are not required to fund, Hexion will have to seek other financing to complete the Merger, which financing may not be available.

        Hexion has obtained the Commitment Letter for senior secured credit facilities and a senior secured bridge facility with affiliates of Credit Suisse and Deutsche Bank AG to be made available to Hexion and/or one or more of its subsidiaries for purposes of, among other things, financing the merger consideration. Hexion's ability to draw on the proposed loan facility is subject to the satisfaction of certain conditions. Under the Merger Agreement, Hexion's obligation to consummate the Merger is not conditioned upon receipt or availability of financing. On October 27, 2008, the Lenders notified Hexion that they did not believe that the conditions to their obligations under the commitment letter with Hexion had been met and effectively said that, as a result, the Lenders would not fund the proposed closing of the Merger scheduled for October 28, 2008. Hexion has sued the lenders in New York state court seeking to enforce Hexion's rights under the Commitment Letter. If Hexion is unsuccessful in causing the Lenders to fund the Merger, Hexion will have to seek other financing to complete the Merger, which financing may not be available. For more information, see "—Recent Developments—Merger Agreement and Related Litigation" above.

If Hexion fails to complete the Merger, we may not be able to recover damages sufficient to compensate us for Hexion's failure to fulfill its obligations under the Merger Agreement.

        On September 29, 2008, the Delaware Chancery Court issued an order and final partial judgment that we had not suffered a material adverse effect in our business and that Hexion had knowingly and intentionally violated numerous covenants in the Merger Agreement. The order requires that Hexion comply with its covenants and use its reasonable best efforts to consummate the Merger. However, the Delaware Chancery Court also determined that we could not obtain specific performance against Hexion to require them to actually consummate the Merger. Thus, if Hexion fails to consummate the Merger for any reason, our ultimate remedy will be damages in the form of a $325 million termination fee and potential uncapped damages due to Hexion's knowing and intentional breaches of its covenants under the Merger Agreement.

        Notwithstanding the Delaware Chancery Court's decision, there remains a risk that if the Merger is not consummated, the court may not award us damages in an amount sufficient to compensate us for our loss due to Hexion's breaches. Moreover, we may not be able to recover all or a portion of any damages owed to us by Hexion due to, among other factors, Hexion's highly leveraged structure.

Even if Hexion fails to complete the Merger, we may not receive the termination fee that would be payable to us in accordance with the terms of the Merger Agreement.

        The Merger Agreement provides that if we terminate the Merger Agreement because Hexion committed a terminable breach of its covenants or because Hexion failed to consummate the merger, Hexion must pay us a termination fee of $325 million, in addition to any additional damages to which we may be entitled due to Hexion's knowing and intentional breaches of the Merger Agreement. Hexion's Commitment Letter with the Lenders provides for a termination facility that would permit Hexion to borrow the $325 million termination fee from the Lenders in the event Hexion is reasonably expected to have to pay us the termination fee. However, there can be no assurance that the Lenders would actually lend or that Hexion would borrow or otherwise have the funds necessary to pay us the termination fee.

The period of time expected before completing the Merger may increase the risk that we inadvertently fail to comply with our covenants, including those that restrict our conduct of business, which would permit Hexion to refuse to consummate the Merger.

        Certain matters related to the consummation of the Merger are the subject of litigation in Delaware, New York and Texas. Please see "Note 16. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. We cannot predict when these litigation matters will be resolved. Further, if the Merger Agreement is not terminated, the extended period of time expected to be necessary to resolve these multiple lawsuits increases the risk that we inadvertently fail to comply with our covenants, including those that restrict our conduct of business. Any material noncompliance with our covenants could permit Hexion to refuse to consummate the Merger.

We have incurred, and may continue to incur, substantial Merger-related costs.

        We have incurred and expect to continue to incur a number of non-recurring costs associated with the Merger and related litigation. These costs are and continue to be substantial and could have an adverse effect on our reported results.

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

Risks Related to the Current Credit Environment

We may not be able to obtain funding because of the deterioration of the credit and capital markets. This may hinder or prevent us from meeting our future capital needs and from refinancing our existing indebtedness.

        Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. These conditions, along with significant write-offs in the financial services sector and the re-pricing of credit risk, will likely continue and may make it difficult to obtain funding for our ongoing capital needs.

        In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.

        Due to these factors, we cannot be certain that funding for our capital needs from credit and capital markets will be available if needed and, to the extent required, on acceptable terms. In addition, we may be unable to refinance our existing indebtedness on terms that are similar to the terms of our existing indebtedness. If we cannot meet our capital needs or refinance our existing indebtedness, it could have a material adverse effect on our revenues and results of operations.

Our industry is affected by cyclical and global economic factors including the risk of a recession and our customers' access to credit facilities.

        Our financial results are substantially dependent upon the overall economic conditions in the United States, the European Union and Asia. A recession in any of these locations or globally—or the public perception that a recession is likely—could substantially decrease the demand for our products and adversely affect our business. Moreover, many of our customers rely on access to credit to adequately fund their operations. The inability of our customers to access credit facilities will adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability.

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended

September 30, 2008. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	—	—	—
August	414	$13.94	—	—
September	—	—	—	—

Total	414	$13.94	—	—

ITEM 6.    EXHIBITS

10.1	Huntsman Corporation's Acceptance of Backstop Commitment dated September 11, 2008, among Huntsman Corporation and certain stockholders (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on September 11, 2008).
10.2
Huntsman Corporation's Acceptance of Backstop Commitment dated September 11, 2008, among Huntsman Corporation and certain Huntsman family stockholders (incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed on September 11, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Huntsman Corporation's Acceptance of Backstop Commitment dated September 11, 2008, among Huntsman Corporation and certain stockholders (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed on September 11, 2008).
10.2
Huntsman Corporation's Acceptance of Backstop Commitment dated September 11, 2008, among Huntsman Corporation and certain Huntsman family stockholders (incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed on September 11, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.