Form 10-Q
period 2009-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2009-08-06
CIK 1307954, 1089748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Huntsman Corporation	YES ☐	NO ☐
Huntsman International LLC	YES ☐	NO ☐

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

         On July 31, 2009, 237,347,916 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no established trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,295	$657
Restricted cash	6	5
Accounts and notes receivables (net of allowance for doubtful accounts of $53 and $47, respectively)	941	905
Accounts receivable from affiliates	5	8
Inventories, net	1,162	1,500
Prepaid expenses	26	45
Deferred income taxes	18	21
Other current assets	96	99

Total current assets	4,549	3,240
Property, plant and equipment, net	3,588	3,649
Investment in unconsolidated affiliates	262	267
Intangible assets, net	138	153
Goodwill	94	92
Deferred income taxes	161	284
Notes receivable from affiliates	9	9
Other noncurrent assets	352	364

Total assets	$9,153	$8,058

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$624	$731
Accounts payable to affiliates	12	16
Accrued liabilities	558	580
Income taxes payable	212	37
Deferred income taxes	36	36
Current portion of debt	691	205

Total current liabilities	2,133	1,605
Long-term debt	3,990	3,677
Notes payable to affiliates	5	6
Deferred income taxes	252	117
Other noncurrent liabilities	1,019	1,021

Total liabilities	7,399	6,426

Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 237,320,739 and 234,430,334 issued and 233,967,627 and 233,553,515 outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	3,152	3,141
Unearned stock-based compensation	(15)	(13)
Accumulated deficit	(962)	(1,031)
Accumulated other comprehensive loss	(441)	(489)

Total Huntsman Corporation stockholders' equity	1,736	1,610
Noncontrolling interests in subsidiaries	18	22

Total equity	1,754	1,632

Total liabilities and equity	$9,153	$8,058

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Trade sales, services and fees	$1,854	$2,867	$3,540	$5,382
Related party sales	12	29	19	54

Total revenues	1,866	2,896	3,559	5,436
Cost of goods sold	1,629	2,514	3,177	4,687

Gross profit	237	382	382	749
Operating expenses:
Selling, general and administrative	200	234	397	461
Research and development	36	40	72	79
Other operating (income) expense	(1)	3	(9)	13
Restructuring, impairment and plant closing costs	63	1	77	5

Total operating expenses	298	278	537	558

Operating (loss) income	(61)	104	(155)	191
Interest expense, net	(58)	(65)	(113)	(130)
Loss on accounts receivable securitization program	(6)	(5)	(10)	(9)
Equity in income of unconsolidated affiliates	1	4	2	7
Income (expenses) associated with the Terminated Merger and related litigation	844	(4)	837	(9)

Income from continuing operations before income taxes	720	34	561	50
Income tax expense	(311)	(21)	(449)	(25)

Income from continuing operations	409	13	112	25
(Loss) income from discontinued operations, net of tax	(3)	5	—	4

Income before extraordinary gain	406	18	112	29
Extraordinary gain on the acquisition of a business, net of tax of nil	—	9	—	9

Net income	406	27	112	38
Less net (income) loss attributable to noncontrolling interests	—	(3)	4	(7)

Net income attributable to Huntsman Corporation	$406	$24	$116	$31

Net income	$406	$27	$112	$38
Other comprehensive income (loss)	130	(13)	48	117

Comprehensive income	536	14	160	155
Less comprehensive (income) loss attributable
to noncontrolling interests	—	(1)	4	(7)

Comprehensive income attributable to Huntsman Corporation	$536	$13	$164	$148

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED) (Continued)

(In Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.75	$0.04	$0.50	$0.08
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.02	—	0.01
Extraordinary gain on the acquisition of a business, net of tax	—	0.04	—	0.04

Net income attributable to Huntsman Corporation common stockholders	$1.74	$0.10	$0.50	$0.13

Weighted average shares	234.0	233.5	233.8	230.3

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.53	$0.04	$0.47	$0.08
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.02)	0.02	—	0.01
Extraordinary gain on the acquisition of a business, net of tax	—	0.04	—	0.04

Net income attributable to Huntsman Corporation common stockholders	$1.51	$0.10	$0.47	$0.13

Weighted average shares	271.3	233.7	268.8	233.7

Dividends per share	$0.10	$0.10	$0.20	$0.20

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$409	$10	$116	$18
(Loss) income from discontinued operations, net of tax	(3)	5	—	4
Extraordinary gain on the acquisition of business, net of tax	—	9	—	9

Net income	$406	$24	$116	$31

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$112	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(9)
Equity in income of unconsolidated affiliates	(2)	(7)
Dividends received from unconsolidated affiliate	—	11
Depreciation and amortization	226	192
Provision for losses on accounts receivable	5	1
(Gain) loss on disposal of assets	(1)	4
Noncash interest expense	5	2
Noncash restructuring, impairment and plant closing costs	5	2
Deferred income taxes	255	—
Net unrealized loss on foreign currency transactions	—	20
Stock-based compensation	9	11
Other, net	(1)	(6)
Changes in operating assets and liabilities:
Accounts and notes receivable	(26)	(91)
Inventories, net	352	(45)
Prepaid expenses	20	11
Other current assets	5	10
Other noncurrent assets	—	(110)
Accounts payable	(81)	42
Accrued liabilities	(41)	(27)
Income taxes payable	174	14
Other noncurrent liabilities	(7)	(43)

Net cash provided by operating activities	1,009	20

Investing Activities:
Capital expenditures	(100)	(224)
Proceeds from sale of assets, net of adjustments	1	(26)
Acquisition of business	(24)	—
Investment in unconsolidated affiliate	—	(41)
Other, net	3	—

Net cash used in investing activities	(120)	(291)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six Months Ended June 30,
	2009	2008
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(8)	$332
Net borrowings (repayments) of overdraft facilities	1	(8)
Repayments of short-term debt	(78)	—
Proceeds from short-term debt	57	—
Repayments of long-term debt	(26)	(5)
Proceeds from long-term debt	869	17
Repayments of notes payable	(35)	(29)
Proceeds from notes payable	18	5
Dividends paid to common stockholders	(47)	(47)
Dividends paid to preferred stockholders	—	(4)
Other, net	(4)	(6)

Net cash provided by financing activities	747	255

Effect of exchange rate changes on cash	2	3

Increase (decrease) in cash and cash equivalents	1,638	(13)
Cash and cash equivalents at beginning of period	657	154

Cash and cash equivalents at end of period	$2,295	$141

Supplemental cash flow information:
Cash paid for interest	$101	$134
Cash paid for income taxes	16	10

        The value of share awards that vested during the six months ended June 30, 2009 and 2008 was $11 million and $13 million, respectively. In connection with the June 23, 2009 Baroda acquisition, $5 million of payables from us to Metrochem were forgiven.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Dollars in Millions)

	Common Stock
	Huntsman Corporation Stockholders
	Shares	Amount	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2009	233,553,515	$2	$3,141	$(13)	$(1,031)	$(489)	$22	$1,632
Net income (loss)	—	—	—	—	116	—	(4)	112
Other comprehensive income	—	—	—	—	—	48	—	48
Issuance of nonvested stock awards	—	—	8	(8)	—	—	—	—
Vesting of stock awards	548,489	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	3	6	—	—	—	9
Repurchase and cancellation of stock awards	(134,377)	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	(47)	—	—	(47)

Balance, June 30, 2009	233,967,627	$2	$3,152	$(15)	$(962)	$(441)	$18	$1,754

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Continued)
(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
	Common Stock	Mandatory convertible preferred stock	Common Stock	Mandatory convertible preferred stock	Additional paid-in capital	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2008	221,036,190	5,750,000	$2	$288	$2,831	$(12)	$(1,540)	$257	$27	$1,853
Net income	—	—	—	—	—	—	31	—	7	38
Other comprehensive income	—	—	—	—	—	—	—	117	—	117
Issuance of nonvested stock awards	—	—	—	—	12	(12)	—	—	—	—
Vesting of stock awards	593,796	—	—	—	1	—	—	—	—	1
Recognition of stock-based compensation	—	—	—	—	5	6	—	—	—	11
Preferred stock conversion	12,082,475	(5,750,000)	—	(288)	288	—	—	—	—	—
Repurchase and cancellation of stock awards	(159,644)	—	—	—	—	—	(4)	—	—	(4)
Effect of adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	(3)	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	—	(47)	—	—	(47)

Balance, June 30, 2008	233,552,817	—	$2	$—	$3,137	$(18)	$(1,563)	$374	$34	$1,966

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,288	$87
Restricted cash	6	5
Accounts and notes receivables (net of allowance for doubtful accounts of $53 and $47, respectively)	941	905
Accounts receivable from affiliates	30	15
Inventories, net	1,162	1,500
Prepaid expenses	24	45
Deferred income taxes	18	21
Other current assets	109	99

Total current assets	3,578	2,677
Property, plant and equipment, net	3,417	3,466
Investment in unconsolidated affiliates	262	267
Intangible assets, net	141	157
Goodwill	94	92
Deferred income taxes	269	392
Notes receivable from affiliates	9	9
Other noncurrent assets	352	364

Total assets	$8,122	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$611	$728
Accounts payable to affiliates	20	16
Accrued liabilities	573	560
Deferred income taxes	36	35
Notes payable to affiliates	25	423
Current portion of debt	690	205

Total current liabilities	1,955	1,967
Long-term debt	3,754	3,442
Notes payable to affiliates	530	6
Deferred income taxes	92	69
Other noncurrent liabilities	1,017	1,021

Total liabilities	7,348	6,505

Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,106	2,865
Accumulated deficit	(1,847)	(1,414)
Accumulated other comprehensive loss	(503)	(554)

Total Huntsman International LLC members' equity	756	897
Noncontrolling interests in subsidiaries	18	22

Total equity	774	919

Total liabilities and equity	$8,122	$7,424

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Trade sales, services and fees	$1,854	$2,867	$3,540	$5,382
Related party sales	12	29	19	54

Total revenues	1,866	2,896	3,559	5,436
Cost of goods sold	1,626	2,510	3,169	4,679

Gross profit	240	386	390	757
Operating expenses:
Selling, general and administrative	197	233	389	462
Research and development	36	40	72	79
Other operating (income) expense	(1)	3	(9)	13
Restructuring, impairment and plant closing costs	63	1	77	5

Total operating expenses	295	277	529	559

Operating (loss) income	(55)	109	(139)	198
Interest expense, net	(58)	(66)	(113)	(131)
Loss on accounts receivable securitization program	(6)	(5)	(10)	(9)
Equity in income of unconsolidated affiliates	1	4	2	7

(Loss) income from continuing operations before income taxes	(118)	42	(260)	65
Income tax expense	(8)	(22)	(154)	(28)

(Loss) income from continuing operations	(126)	20	(414)	37
(Loss) income from discontinued operations, net of tax	(3)	5	—	4

(Loss) income before extraordinary gain	(129)	25	(414)	41
Extraordinary gain on the acquisition of a business, net of tax of nil	—	9	—	9

Net (loss) income	(129)	34	(414)	50
Less net (income) loss attributable to noncontrolling interests	—	(3)	4	(7)

Net (loss) income attributable to Huntsman International LLC	$(129)	$31	$(410)	$43

Net (loss) income	$(129)	$34	$(414)	$50
Other comprehensive income (loss)	130	(11)	51	120

Comprehensive income (loss)	1	23	(363)	170
Less comprehensive (income) loss attributable to noncontrolling interests	—	(1)	4	(7)

Comprehensive income (loss) attributable to Huntsman International LLC	$1	$22	$(359)	$163

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net (loss) income	$(414)	$50
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(9)
Equity in income of unconsolidated affiliates	(2)	(7)
Dividends received from unconsolidated affiliates	—	11
Depreciation and amortization	214	181
Provision for losses on accounts receivable	5	1
(Gain) loss on disposal of assets	(1)	4
Noncash interest expense	12	2
Noncash restructuring, impairment and plant closing costs	5	2
Deferred income taxes	143	4
Net unrealized loss on foreign currency transactions	—	20
Noncash compensation	5	11
Other, net	(1)	(5)
Changes in operating assets and liabilities:
Accounts and notes receivable	(26)	(91)
Inventories, net	352	(45)
Prepaid expenses	22	12
Other current assets	(8)	6
Other noncurrent assets	—	(110)
Accounts payable	(98)	42
Accrued liabilities	(5)	(10)
Other noncurrent liabilities	(4)	(40)

Net cash provided by operating activities	199	29

Investing Activities:
Capital expenditures	(100)	(224)
Proceeds from sale of assets, net of adjustments	1	(26)
Acquisition of business	(24)	—
Investment in unconsolidated affiliates, net	—	(41)
Increase in receivable from affiliate	(11)	(59)
Other, net	3	(4)

Net cash used in investing activities	(131)	(354)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six Months Ended June 30,
	2009	2008
Financing Activities:
Net (repayments) borrowings under revolving loan facilities	$(8)	$332
Net borrowings (repayments) of overdraft facilities	1	(8)
Repayments of short-term debt	(78)	—
Proceeds from short-term debt	57	—
Repayments of long-term debt	(26)	(5)
Proceeds from long-term debt	869	17
Repayments of notes payable	(34)	(29)
Proceeds from notes payable	15	5
Repayments of note payable to affiliate	(403)	—
Proceeds from note payable to affiliate	529	—
Dividends paid to parent	(23)	—
Contribution from parent	236	—
Other, net	(4)	(3)

Net cash provided by financing activities	1,131	309

Effect of exchange rate changes on cash	2	3

Increase (decrease) in cash and cash equivalents	1,201	(13)
Cash and cash equivalents at beginning of period	87	154

Cash and cash equivalents at end of period	$1,288	$141

Supplemental cash flow information:
Cash paid for interest	$102	$134
Cash paid for income taxes	16	10

        During the six months ended June 30, 2009 and 2008, Huntsman Corporation contributed $5 million and $11 million, respectively, to Huntsman International related to stock-based compensation. In connection with the June 23, 2009 Baroda acquisition, $5 million of payables from us to Metrochem were forgiven.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2009	2,728	$2,865	$(1,414)	$(554)	$22	$919
Net loss	—	—	(410)	—	(4)	(414)
Other comprehensive income	—	—	—	51	—	51
Contribution from parent	—	241	—	—	—	241
Dividends paid to parent	—	—	(23)	—	—	(23)

Balance, June 30, 2009	2,728	$3,106	$(1,847)	$(503)	$18	$774

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Continued)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2008	2,728	$2,845	$(1,143)	$187	$27	$1,916
Net income	—	—	43	—	7	50
Other comprehensive income	—	—	—	120	—	120
Contribution from parent	—	11	—	—	—	11
Effect of adoption of SFAS	—	—	—	—	—	—
No. 158, net of tax	—	—	(3)	—	—	(3)

Balance, June 30, 2008	2,728	$2,856	$(1,103)	$307	$34	$2,094

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF AG and three Chinese chemical companies).

        In this report, we occasionally use, without definition, the common names of competitors, other industry participants, and the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the respective audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 for our Company and Huntsman International filed on February 26, 2009 and updated by our Form 8-K filed on July 30, 2009.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide.

        We currently operate in five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. Our Polyurethanes, Advanced Materials, Textile Effects and Performance Products segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions completed in 2006 and 2007, we sold substantially all of our former Polymers and Base Chemicals operations. We report the results

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

of these businesses as discontinued operations. For more information, see "Note 20. Discontinued Operations."

COMPANY

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in the early 1970s as a small packaging company. Since then, we have grown through a series of acquisitions and now own a global portfolio of businesses.

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

  •
  income (expenses) associated with our terminated merger with Hexion (the "Hexion Merger" or the "Terminated Merger") and related litigation;

  •
  our $250 million 7% convertible notes (the "Convertible Notes") issued to Apollo affiliates pursuant to the settlement agreement with Apollo with respect to certain litigation related to the Terminated Merger (the "Apollo Settlement Agreement"); and

  •
  the results of the Texas Bank Litigation Settlement Agreement (as defined below).

PRINCIPLES OF CONSOLIDATION

        Our condensed consolidated financial statements (unaudited) and Huntsman International's condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned and controlled subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

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

RECLASSIFICATIONS

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two separate segments—the Advanced Materials segment and the Textile Effects segment. All segment information for prior periods has been restated to reflect this change. In addition, we retroactively applied, and information in this report reflects, the presentation and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. For more information, see "Note 2. Recently Issued Accounting Pronouncements."

SUBSEQUENT EVENTS

        We have evaluated material subsequent events through the time these financial statements were issued on August 6, 2009. For more information, see "Note 2. Recently Issued Accounting Pronouncements."

RECENT DEVELOPMENTS

Texas Bank Litigation Settlement Agreement

        On September 30, 2008, we filed suit in the 9th Judicial District Court in Montgomery County, Texas (the "Texas Bank Litigation") against affiliates of Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (collectively, the "Banks"). On June 23, 2009, we filed a Current Report on Form 8-K with respect to our entering into an Agreement of Compromise and Settlement dated June 22, 2009 (the "Texas Bank Litigation Settlement Agreement") with the Banks. Under the Texas Bank Litigation Settlement Agreement, upon full and final payment of all amounts due to us as described below, our Company and the Banks agreed to take all necessary and appropriate action to obtain the dismissal of the Texas Bank Litigation with prejudice.

        In accordance with the Texas Bank Litigation Settlement Agreement, the Banks, among other things, did the following:

  •
  paid us a cash payment of $620 million;

  •
  purchased from Huntsman International $600 million aggregate principal amount of 5.5% Senior Notes due 2016 (the "2016 Senior Notes") (see "—Note Purchase Agreement" below);

  •
  provided to Huntsman International $500 million in additional senior secured term loan financing (see "—Fourth Amendment to Credit Agreement" below); and

  •
  reimbursed $12 million of our litigation costs.

        The Texas Bank Litigation was dismissed with prejudice on June 23, 2009. See "Note 18. Income (Expenses) Associated with the Terminated Merger and Related Litigation."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

        On December 15, 2008, we disclosed that we had entered into a settlement agreement with Hexion, Apollo and certain of their affiliates. In connection with the Apollo Settlement Agreement, we also disclosed our agreement with Apollo to grant Apollo a contingent interest in certain litigation proceeds. However, this contingent interest expired by its terms when trial commenced in the Texas Bank Litigation, and, as a result, Apollo is not entitled to receive any portion of the proceeds that we received pursuant to the Texas Bank Litigation Settlement Agreement.

        Consistent with the terms of the Apollo Settlement Agreement, the Texas Bank Litigation Settlement Agreement requires that the Banks release any claims for indemnity or contribution against the Apollo entities, other than claims for indemnification of attorneys' fees and litigation costs. We were not required to indemnify the Apollo entities for such matters under the Apollo Settlement Agreement, and we were not required to (and therefore did not) obtain a release for Apollo or Hexion of the Banks' claim for indemnification of the Banks' own attorneys' fees and litigation costs. In addition, under the Texas Bank Litigation Settlement Agreement, we will indemnify and hold harmless the Banks and the Banks will indemnify us and hold us harmless from the claims released upon the effective date of the Texas Bank Litigation Settlement Agreement for any costs or expenses incurred in defending a claim asserted after the effective date of such agreement.

Note Purchase Agreement

        Our June 23, 2009 Current Report on Form 8-K also disclosed that Huntsman International entered into a Note Purchase Agreement dated June 22, 2009 (the "Note Purchase Agreement") with the Banks, pursuant to which the Banks purchased $600 million aggregate principal amount of 2016 Senior Notes from Huntsman International. The 2016 Senior Notes are senior unsecured obligations of Huntsman International and are guaranteed by certain subsidiaries of Huntsman International named as guarantors. The 2016 Senior Notes were issued in a transaction exempt from the registration requirements of the Securities Act of 1933.

        The 2016 Senior Notes are governed by an indenture imposing certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets or adopt a plan of liquidation.

        The 2016 Senior Notes bear interest at the rate of 5.50% per year payable semi-annually on June 30 and December 31, beginning on December 31, 2009. The 2016 Senior Notes will mature on June 30, 2016. Huntsman International may redeem the 2016 Senior Notes in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

        Upon the occurrence of certain change of control events, holders of the 2016 Senior Notes will have the right to require that Huntsman International purchase all or a portion (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such holder's 2016 Senior Notes in cash pursuant to the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

offer described by Huntsman International, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Fourth Amendment to Credit Agreement

        Our June 23, 2009 Current Report on Form 8-K also disclosed that Huntsman International entered into a Fourth Amendment to Credit Agreement dated June 22, 2009 (the "Amendment") with Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch, in their capacities as lenders (collectively, the "Term Loan C Lenders"), and Deutsche Bank AG New York Branch, as Administrative Agent, amending certain terms of our existing senior secured credit facilities (as amended, "Senior Credit Facilities"). The Amendment created a new tranche of dollar denominated term loans in an amount equal to $500 million that matures on June 30, 2016 ("Term Loan C").

        Borrowings under Term Loan C bear interest, at our option, at the prime rate plus 1.25% or LIBOR plus 2.25%. The Amendment did not create any additional financial covenants or other restrictions with respect to Term Loan C, although the existing covenants and restrictions under our Senior Credit Facilities apply to Term Loan C.

Registration Rights Agreement

        Our June 23, 2009 Current Report on Form 8-K also disclosed that, in connection with the issuance of the 2016 Senior Notes, Huntsman International, the subsidiary guarantors and the Banks entered into a Registration Rights Agreement dated June 23, 2009 (the "Registration Rights Agreement"). If the 2016 Senior Notes are not freely tradable on the 366th day following the date on which the indenture note was issued, Huntsman International and the subsidiary guarantors have agreed pursuant to the Registration Rights Agreement to use their reasonable best efforts to cause an exchange registration statement to become effective and to conduct offers to exchange the 2016 Senior Notes for new notes that are otherwise identical, except that the issuance of such notes shall have been registered under the Securities Act. If Huntsman International and the subsidiary guarantors fail to consummate this exchange offer, they have agreed to use their reasonable best efforts to cause a shelf registration statement covering resales of the 2016 Senior Notes to become effective.

Voting Agreement

        Our June 23, 2009 Current Report on Form 8-K also disclosed that Huntsman International and Term Loan C Lenders entered into a Voting Agreement dated June 22, 2009 (the "Voting Agreement"), pursuant to which Term Loan C Lenders are required to vote their interests with respect to any proposed amendment, modification, supplement, waiver, discharge, termination or other change to our Senior Credit Facilities on a proportionate basis in accordance with the vote of all other lenders. The Voting Agreement provides for certain exceptions to Term Loan C Lenders' obligations, including votes with respect to matters that would change the maturities or principal amounts outstanding under our Senior Credit Facilities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

Senior Credit Facilities Waiver

        On April 16, 2009, Huntsman International obtained a waiver (the "Waiver") to the agreement (the "Credit Agreement") governing our Senior Credit Facilities. Under the Waiver, a majority of the revolving lenders under our $650 million revolving facility (the "Revolving Facility") agreed to conditionally waive Huntsman International's compliance with its sole financial covenant, a senior secured leverage ratio covenant calculated by dividing senior secured debt by EBITDA as defined in the Credit Agreement (the "Leverage Covenant"). The Waiver is effective from April 16, 2009 through June 30, 2010. For more information, see "Note 7. Debt—Transactions Affecting our Debt—Senior Credit Facilities."

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants as a result of this statement. This statement is effective for interim and annual periods ending after September 15, 2009. We do not expect this statement to have a significant impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. ("FIN") 46(R), Consolidation of Variable Interest Entities, to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with a qualitative approach. This new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and it requires additional disclosures about an enterprise's involvement in variable interest entities. This statement is effective for the first annual reporting period beginning after November 15, 2009. We are evaluating this statement to determine its impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement removes the concept of a qualifying special-purpose entity ("QSPE") from SFAS No. 140 and removes the exception from applying FIN 46(R) to QSPEs. SFAS No. 166 modifies the derecognition provisions in SFAS No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. It also requires additional disclosures regarding the transferor's continuing involvement with transferred financial assets and the related risks retained. This statement is effective for the first annual reporting period beginning after November 15, 2009. We are evaluating this statement, as well as SFAS

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

No. 167, to determine its impact on our consolidated financial statements, including whether our accounts receivable securitization trust will be required to be consolidated. See "Note 9. Securitization of Accounts Receivable."

        We adopted SFAS No. 165, Subsequent Events, as of June 30, 2009. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statement were issued or were available to be issued. We have evaluated subsequent events through the date these financial statements were issued.

        We adopted FASB Staff Position ("FSP") No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly as of June 30, 2009. This FSP provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. It also requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. This statement did not have a significant impact on our consolidated financial statements.

        We adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as of June 30, 2009. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also requires disclosure about the methods and significant assumptions used to estimate the fair value of financial instruments and changes in those methods and significant assumptions, if any, during the period. See "Note 10. Fair Value."

        We adopted SFAS No. 141 (R), Business Combinations, which replaced SFAS No. 141, Business Combinations, and SFAS No. 160 on January 1, 2009. These statements significantly change the accounting for business combinations and noncontrolling interests. Among other things, these statements require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, an acquirer in preacquisition periods to expense all acquisition-related costs, and noncontrolling interests in subsidiaries initially to be measured at fair value and to be presented separately in the financial statements. Upon adoption of this standard, we recorded a charge of $1 million in the first quarter of 2009 to selling, general and administrative expenses to write off previously deferred acquisition costs related to our Baroda acquisition. See "Note 3. Business Combinations." We retroactively applied the presentation and disclosure requirements of SFAS No. 160 to all prior periods presented.

        We adopted FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, on January 1, 2009. This FSP requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such assets and liabilities cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP requires contingent consideration arrangements of an acquiree

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

assumed by the acquirer in a business combination to be initially recognized and subsequently measured at fair value in accordance with SFAS 141(R). The adoption of this FSP did not have a significant impact on our consolidated financial statements.

        We adopted Emerging Issues Task Force ("EITF") Issue No. 08-6, Equity Method Investment Accounting Considerations, on January 1, 2009. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

        We adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 on January 1, 2009. SFAS No. 161 requires enhanced disclosures regarding the effect of an entity's derivative instruments and related hedging activities on its financial position, financial performance and cash flows. See "Note 8. Derivative Instruments and Hedging Activities."

3. BUSINESS COMBINATIONS

BARODA ACQUISITION

        On June 23, 2009, we announced the acquisition of the Baroda Division ("Baroda") of Metrochem Industries Limited ("MCIL"), a manufacturing facility for the production of intermediates and specialty dyes for textiles, located in Baroda, India. Baroda had been a significant supplier to the Textile Effects segment and this acquisition strengthens the Textile Effects segment's competitiveness and supports its development in Asia. The total acquisition cost, including working capital, was approximately $35 million. Payment of the acquisition cost is phased in three tranches. The first tranche was paid during 2008; the second tranche was paid/settled at closing; and the third tranche is expected to be paid in the third quarter of 2009. A majority of the purchase price was funded through local financing and from liquidity available from other Huntsman entities located in India.

        We have accounted for the Baroda acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Acquisition cost:
Cash payment made in 2008	$7
Cash payment made in 2009	24
Forgiveness of amounts payable from us to Metrochem	(5)
Amounts payable as of June 30, 2009	9

Total acquisition cost	$35

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$3
Inventories	4
Other current assets	2
Property, plant and equipment	34
Accounts payable	(3)
Accrued liabilities	(1)
Short-term debt	(3)
Deferred taxes	(1)

Total fair value of net assets acquired	$35

        The total acquisition cost is preliminary pending finalization of the net working capital acquired. The acquisition cost allocation is also preliminary pending finalization of the determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, estimates of asset retirement obligations and determination of related deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of acquisition cost over historical carrying values to property, plant and equipment and no amounts have been allocated to goodwill. We expect that it is reasonably possible that changes to this allocation could occur, some of which could be significant.

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business (the "Textile Effects Acquisition") and accounted for the Textile Effects Acquisition using the purchase method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and we determined the excess of fair value of net assets over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the acquisition price, the valuation of the long-lived assets acquired was reduced to zero. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain, net of taxes (which were not applicable because the gain was recorded in purchase accounting). During the three and six months ended June 30, 2008, we recorded additional extraordinary gain of $9 million each related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain restructuring costs associated with the acquisition.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2009	December 31, 2008
Raw materials and supplies	$266	$282
Work in progress	84	88
Finished goods	850	1,192

Total	1,200	1,562
LIFO reserves	(38)	(62)

Net	$1,162	$1,500

        As of June 30, 2009 and December 31, 2008, approximately 8% and 9%, respectively, of inventories were recorded using the LIFO cost method. For the three and six months ended June 30, 2009, inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers carried at costs that were higher than the cost of current purchases, the effect of which increased cost of sales by approximately $2 million each.

        In the normal course of operations, we at times exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net non-monetary open exchange positions are valued at cost. The amounts included in inventory under non-monetary open exchange agreements payable by us as of June 30, 2009 and December 31, 2008 were $10 million and $19 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts under these types of open exchange agreements receivable by us at June 30, 2009 and December 31, 2008 were $1 million and $5 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2009 and December 31, 2008, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2009	$58	$1	$3	$13	$75
2009 charges for 2006 initiatives	—	1	—	—	1
2009 charges for 2008 initiatives	2	—	—	—	2
2009 charges for 2009 initiatives	53	6	—	13	72
Reversal of reserves no longer required	(3)	—	—	—	(3)
2009 payments for 2003 initiatives	(1)	—	—	—	(1)
2009 payments for 2006 initiatives	(19)	(1)	—	—	(20)
2009 payments for 2008 initiatives	(8)	—	—	—	(8)
2009 payments for 2009 initiatives	(5)	(6)	—	(11)	(22)
Foreign currency effect on reserve balance	(1)	—	—	(2)	(3)

Accrued liabilities as of June 30, 2009	$76	$1	$3	$13	$93

(1)
Of the total workforce reduction reserves of $76 million, $16 million relates to restructuring programs recorded in connection with purchase business combinations that are expected to be paid through 2009. The total workforce reduction reserves of $76 million relates to the termination of 723 positions, of which 431 positions had not been terminated as of June 30, 2009.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2009	December 31, 2008
2003 initiatives & prior	$8	$9
2004 initiatives	5	6
2006 initiatives	7	26
2008 initiatives	16	24
2009 initiatives	50	—
Foreign currency effect on reserve balance	7	10

Total	$93	$75

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Advanced Materials	Textile Effects	Performance Products	Pigments	Corporate & Other	Total
Accrued liabilities as of January 1, 2009	$3	$1	$63	$1	$7	$—	$75
2009 charges for 2006 initiatives	—	—	1	—	—	—	1
2009 charges for 2008 initiatives	1	—	—	—	1	—	2
2009 charges for 2009 initiatives	—	15	11	—	39	7	72
Reversal of reserves no longer required	—	—	(2)	—	(1)	—	(3)
2009 payments for 2003 initiatives	(1)	—	—	—	—	—	(1)
2009 payments for 2006 initiatives	—	—	(20)	—	—	—	(20)
2009 payments for 2008 initiatives	—	—	(6)	—	(2)	—	(8)
2009 payments for 2009 initiatives	—	—	(1)	—	(19)	(2)	(22)
Foreign currency effect on reserve balance	—	—	(3)	—	—	—	(3)

Accrued liabilities as of June 30, 2009	$3	$16	$43	$1	$25	5	$93

Current portion of restructuring reserve	$2	$16	$43	$1	$19	$5	$86
Long-term portion of restructuring reserve	1	—	—	—	6	—	7
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	$—	$—	$—	$—	$11	$—	$11
Estimated additional charges beyond one year	—	—	—	—	1	—	1

        Details with respect to cash and non-cash restructuring, impairment and plant closing charges by initiative are provided below (dollars in millions):

	Three months ended June 30, 2009	Six months ended June 30, 2009
Cash charges:
2009 charges for 2006 initiatives	$1	$1
2009 charges for 2008 initiatives	—	2
2009 charges for 2009 initiatives	63	72
Reversal of reserves no longer required	(2)	(3)
Non-cash charges	1	5

Total Restructuring, Impairment and Plant Closing Costs	$63	$77

	Three months ended June 30, 2008	Six months ended June 30, 2008
Cash charges:
2008 charges for 2004 initiatives	$—	$1
2008 charges for 2008 initiatives	—	2
Non-cash charges	1	2

Total Restructuring, Impairment and Plant Closing Costs	$1	$5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        During the six months ended June 30, 2009, our Advanced Materials segment recorded charges of $15 million primarily related to workforce reductions in connection with a reorganization towards a regional management structure.

        During the six months ended June 30, 2009, our Textile Effects segment recorded charges of $12 million primarily related to the restructuring of our production facility in Langweid, Germany and reversed $2 million related to the streamlining of the textile effects business into two global strategic business units, apparel and home textiles and specialty textiles, as announced during the fourth quarter of 2008. We also recorded a non-cash benefit of $1 million for pension curtailment associated with our workforce reduction.

        During the six months ended June 30, 2009, our Pigments segment recorded charges of $40 million, of which $25 million related to the closure of our Grimsby U.K. plant and $14 million related to workforce reductions at our Huelva, Spain plant. Of the $25 million of charges for our Grimsby U.K. plant, $12 million related to contract terminations, $8 million related to workforce reductions and $6 million related to decommissioning. We also recorded non-cash charges of $4 million related to a provision against engineering spare parts at our Grimsby plant. We expect to incur additional charges of $12 million primarily related to the closure of our Grimsby, U.K. plant through June 30, 2010.

        During the six months ended June 30, 2009, we recorded charges of $7 million in Corporate and Other, of which $5 million related to our 2009 fixed cost reduction project announced in the fourth quarter of 2008 and $2 million related to our accounts payable outsourcing project announced in the second quarter of 2009. We also recorded a non-cash impairment charge of $1 million primarily related to capital expenditures and turnaround costs associated with our Australian styrenics business. The long-lived assets of our Australian styrenics business were previously determined to be impaired. Capital expenditures and turnaround costs in this business, which are necessary to maintain operations, are also considered to be impaired immediately after they are incurred.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        During 2008, we contributed $44 million as our 50% equity contribution to our ethyleneamines manufacturing joint venture in Jubail Industrial City, Saudi Arabia (the "Saudi Joint Venture") with Zamil Group. This joint venture's funding requirements will be satisfied through a combination of debt and equity, with the equity already provided on a 50/50 basis by us and Zamil Group. The joint venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents), of which $115 million was drawn and outstanding as of June 30, 2009. We have provided certain guarantees of approximately $14 million for these commitments which will terminate upon completion of the project and satisfaction of certain conditions. We have estimated that the fair value of these guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded. This joint venture is accounted for under the equity method.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	June 30, 2009	December 31, 2008
Senior Credit Facilities:
Term Loans	$1,963	$1,540
Secured Notes	295	295
Senior Notes	623	198
Subordinated Notes	1,281	1,285
Australian Credit Facilities	34	41
HPS (China) debt	169	196
Other	80	92
Convertible Notes	236	235

Total debt	$4,681	$3,882

Current portion	$691	$205
Long-term portion	3,990	3,677

Total debt	$4,681	$3,882

Huntsman International

	June 30, 2009	December 31, 2008
Senior Credit Facilities:
Term Loans	$1,963	$1,540
Secured Notes	295	295
Senior Notes	623	198
Subordinated Notes	1,281	1,285
Australian Credit Facilities	34	41
HPS (China) debt	169	196
Other	79	92

Total debt	$4,444	$3,647

Current portion	$690	$205
Long-term portion	3,754	3,442

Total debt-excluding affiliates	$4,444	$3,647

Total debt-excluding affiliates	$4,444	$3,647
Notes payable to affiliates	555	429

Total debt	$4,999	$4,076

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

DIRECT AND SUBSIDIARY DEBT

        Our direct debt and guarantee obligations consist of our Convertible Notes, our guarantees of certain debt of HPS and SLIC, our Chinese MDI joint ventures, our Saudi Joint Venture, and certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

TRANSACTIONS AFFECTING OUR DEBT

Senior Credit Facilities

        Pursuant to the Texas Bank Litigation Settlement Agreement, on June 22, 2009, Huntsman International entered into the Amendment, which provides for Term Loan C in an amount equal to $500 million. Term Loan C matures on June 30, 2016.

        As of June 30, 2009, our Senior Credit Facilities consisted of (i) the $650 million Revolving Facility (ii) a $1,524 million term loan B facility ("Term Loan B"); and (iii) the $500 million (recorded at fair value of $439 million and an effective interest rate of 5.39%) Term Loan C (collectively with Term Loan B, the "Dollar Term Loans"). As of June 30, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $31 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010, Term Loan B matures in 2014 and Term Loan C matures in 2016; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant.

        The Leverage Covenant, as amended pursuant to the Waiver, requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00. In addition, the Waiver modifies the calculation used to determine compliance with the Leverage Covenant as follows:

  •
  by permitting us to add back to "Consolidated EBITDA" any lost profits that are attributable to hurricanes Gustav and Ike that occurred in 2008 (such amounts being $49 million and $18 million for the third and fourth quarters, respectively, of 2008); and

  •
  by modifying the definition of "Permitted Non-Cash Impairment and Restructuring Charges" by replacing a reference to $100 million with $200 million for permitted cash charges to be added back to "Consolidated EBITDA".

        The Waiver is effective from April 16, 2009 through June 30, 2010.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4% and to increase the applicable unused fee by 25 basis points from 0.5% to 0.75%. In addition, during the Wavier period, Huntsman International agreed to not:

  •
  request a borrowing under the Revolving Facility during the next succeeding fiscal quarter if compliance with the senior secured leverage ratio, as agreed to in the Waiver, is not met in any fiscal quarter;

  •
  repay or make any payment of principal or interest under the Intercompany Note (defined below) if there are outstanding borrowings under the Revolving Facility or to reduce the principal amount outstanding under the Intercompany Note to less than $525 million; and

  •
  make any restricted payments in an aggregate amount greater than the sum of $100 million plus Available Equity Proceeds (as defined in the Credit Agreement) received by Huntsman International.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 4%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds.

        During the six months ended June 30, 2009, we paid the annual scheduled repayment of $16 million on our Term Loan B. Inclusive of this repayment, we made net borrowings on our debt of approximately $798 million during the six months ended June 30, 2009, excluding our off-balance sheet accounts receivable securitization program (the "A/R Securitization Program").

2016 Senior Notes

        Pursuant to the Texas Bank Litigation Settlement Agreement, on June 22, 2009, Huntsman International entered into the Note Purchase Agreement with the Banks, pursuant to which the Banks purchased the 2016 Senior Notes from Huntsman International. The 2016 Senior Notes are senior unsecured obligations of Huntsman International and are guaranteed by certain subsidiaries named as guarantors. The 2016 Senior Notes were issued in a transaction exempt from the registration requirements of the Securities Act of 1933.

        As of June 30, 2009, we had outstanding $600 million (recorded at fair value of $425 million and an effective interest rate of 11.73%) of 2016 Senior Notes. The 2016 Senior Notes bear interest at the rate of 5.5% per year payable semi-annually on June 30 and December 31, beginning on December 31, 2009. The 2016 Senior Notes will mature on June 30, 2016. Huntsman International may redeem the 2016 Senior Notes in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption. The 2016 Senior Notes are governed by an indenture imposing certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries and merge or consolidate with any other person, sell, assign, transfer,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

lease, convey or otherwise dispose of all or substantially all of their assets or adopt a plan of liquidation.

        Upon the occurrence of certain change of control events, holders of the 2016 Senior Notes will have the right to require that Huntsman International purchase all or a portion (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such holder's 2016 Senior Notes in cash pursuant to the offer described by Huntsman International, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Redemption Notices

        On June 23, 2009, Huntsman International issued a notice of redemption to holders to redeem all of its 11.625% senior secured notes due October 2010. This redemption was completed on July 23, 2009. The total redemption payment, excluding accrued interest was $305 million, which included principal of $296 million and a call premium of $9 million. The principal amount of these notes is classified as current portion of debt as of June 30, 2009 on the accompanying condensed consolidated balance sheets (unaudited).

        On July 3, 2009, Huntsman International issued a notice of redemption to holders to redeem all of its 11.5% senior notes due July 2012. This redemption was completed on August 3, 2009. The total redemption payment, excluding accrued interest was $204 million, which included principal of $198 million and a call premium of $6 million. The principal amount of these notes is classified as current portion of debt as of June 30, 2009 on the accompanying condensed consolidated balance sheets (unaudited).

Other Debt (India)

        In connection with the acquisition of Baroda for approximately $35 million on June 23, 2009, a portion of the purchase price was funded through local financing and from liquidity available from our subsidiaries located in India. As of June 30, 2009, our Indian entities had combined debt outstanding of approximately $21 million (U.S. dollar equivalents). This debt is comprised of various facilities including approximately $16 million (U.S. dollar equivalents) in working capital facilities that are callable on demand and a five year term loan facility of approximately $5 million (U.S. dollar equivalents). See "Note 3. Business Combinations."

Intercompany Note

        As of June 30, 2009, under an existing promissory note (the "Intercompany Note"), we have loaned $550 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $25 million of the outstanding amount is classified as current as of June 30, 2009 on the accompanying condensed consolidated balance sheets (unaudited). As of June 30, 2009, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our A/R Securitization Program for U.S. dollar outstandings, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility). Subject to the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

conditions of the Waiver, with our consent, the principal and accrued interest outstanding under the Intercompany Note may also be forgiven, capitalized or satisfied with any alternate form of consideration.

COMPLIANCE WITH COVENANTS

        We are in compliance with the financial covenants contained in the agreements governing our debt instruments, including our Senior Credit Facilities, our A/R Securitization Program and the indentures governing our notes.

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

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. During the first quarter, 2009, any remaining contracts matured and the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) were not considered significant. For the three months ended June 30, 2008, the effective portion of the changes in the fair value totaling $1 million were recorded in other comprehensive income (loss), with ineffectiveness resulting in a credit of $1 million, recorded in cost of sales and a foreign currency gain of $1 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For the six months ended June 30, 2008, the effective portion of the changes in the fair value of $3 million were recorded in other comprehensive income (loss), with ineffectiveness amounting to a credit of $1 million recorded in cost of sales and a foreign currency gain of $1 million.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the three and six months ended June 30, 2008, we recorded a foreign currency loss on this swap of nil and $13 million, respectively, in the condensed consolidated statement of operations (unaudited).

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a net cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the three and six months ended June 30, 2008, the effective portion of the changes in the fair value of $(1) million and $7 million, respectively were recorded in other comprehensive income (loss).

        As of and for the six months ended June 30, 2009, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2009, we have designated approximately €225 million ($317 million) of euro-denominated debt as a hedge of our net investments. For the three and six months ended June 30, 2009, the amount of loss recognized on the hedge of our net investments was $18 million and $3 million, respectively, and was recorded in other comprehensive income (loss). As of June 30, 2009, we had approximately €935 million ($1,317 million) in net euro assets.

9. SECURITIZATION OF ACCOUNTS RECEIVABLE

        Under our A/R Securitization Program, we grant an undivided interest in certain of our trade receivables to a qualified off-balance sheet entity (the "Receivables Trust") at a discount. This undivided interest serves as security for the issuance by the Receivables Trust of commercial paper. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. SECURITIZATION OF ACCOUNTS RECEIVABLE (Continued)

A/R Securitization Program currently provides for financing through various commercial paper conduit programs (in both U.S. dollars and euros). The A/R Securitization Program consists of commercial paper conduit programs with a committed amount of approximately $575 million (U.S. dollar equivalents). Because of various factors such as market demand, lower pricing and changes in foreign currency rates, the underlying effective capacity of the program has declined. As of June 30, 2009, the Receivables Trust had $363 million in U.S. dollar equivalents (comprised of $125 million and approximately €169 million ($238 million)) in commercial paper outstanding.

        The A/R Securitization Program matures on November 12, 2009. We are in discussions to address the extension of this program beyond its current maturity. Although we can make no assurances, we intend to extend the A/R Securitization Program beyond its stated term.

10. FAIR VALUE

        The fair value of financial instruments as of June 30, 2009 and December 31, 2008 were as follows (dollars in millions):

Huntsman Corporation

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualifed employee benefit plan investments	$12	$12	$10	$10
Long-term debt (including current portion)	4,681	4,202	3,882	2,537

Huntsman International

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Non-qualifed employee benefit plan investments	$12	$12	$10	$10
Long-term debt (including current portion)	4,444	3,968	3,647	2,302

        The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is estimated using prevailing market prices. The estimated fair values of our long-term debt other than the Convertible Notes are based on quoted market prices or on the present value of estimated future cash flows calculated using interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities for debt issues not quoted on an exchange. The estimated fair value of our Convertible Notes is based on the present value of estimated future cash flows, calculated using management's best estimates of key assumptions including relevant interest rates, expected share volatility, dividend yields and the probabilities associated with the certain features of the Convertible Notes.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities(1)	$12	$12	$—	$—
Retained interest in securitized receivables(2)	162	—	—	162

Total assets	$174	$12	$—	$162

(1)
Using the market approach, the fair value of these securities represents the quoted market price times the quantities held.

(2)
The income approach is used to value these assets. Fair value is based on the present value of expected cash flows, calculated using management's best estimates of key assumptions including credit losses and discount rates commensurate with the risks involved.

Fair Value Measurements Using Level 3	Three months ended June 30, 2009	Six months ended June 30, 2009
Balance at beginning of period	$163	$147
Total net gains (losses) (realized/unrealized) included in earnings	1	(10)
Purchases, issuances, and settlements	(2)	25

Balance at end of period	$162	$162

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at June 30, 2009	$7	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE (Continued)

        Gains and (losses) (realized and unrealized) included in earnings (or changes in net assets) for the three and six months ended June 30, 2009 are reported in loss on accounts receivable securitization program and other operating income (expense) as follows (dollars in millions):

	Loss on accounts receivable securitization program		Other income (expense)
	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2009		June 30, 2009
Total (losses) gains included in earnings	$(7)	$(13)	$8	$3
Changes in unrealized (losses) gains relating to assets
still held at June 30, 2009	$(1)	$(3)	$8	$3

        The following liabilities were measured at fair value upon initial recognition (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
2016 Senior Notes(3)	$425	$—	$—	$425
Term Loan C(3)	439	—	—	439

Total liabilities	$864	$—	$—	$864

(3)
We used primarily the income approach to determine the fair value of these instruments. Fair value represents the present value of estimated future cash flows calculated using interest rates that are currently available to us for issuance of debt with similar terms, adjusted for differences in remaining maturity using relevant debt yield curves.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2009 and 2008 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$17	$19	$1	$1
Interest cost	35	39	2	2
Expected return on assets	(35)	(49)	—	—
Amortization of transition obligation	—	1	—	—
Amortization of prior service cost	(2)	(1)	—	—
Amortization of actuarial loss	8	1	—	—
Curtailment gain	(1)	—	—	—

Net periodic benefit cost	$22	$10	$3	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$33	$38	$2	$2
Interest cost	70	78	4	4
Expected return on assets	(70)	(97)	—	—
Amortization of transition obligation	—	1	—	—
Amortization of prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	17	2	1	1
Special termination benefits	1	—	—	—
Curtailment gain	(1)	—	—	—

Net periodic benefit cost	$47	$19	$6	$6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

11. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$17	$19	$1	$1
Interest cost	35	39	2	2
Expected return on assets	(35)	(49)	—	—
Amortization of transition obligation	—	1	—	—
Amortization of prior service cost	(2)	(1)	—	—
Amortization of actuarial loss	10	2	—	—
Curtailment gain	(1)	—	—	—

Net periodic benefit cost	$24	$11	$3	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$33	$38	$2	$2
Interest cost	70	78	4	4
Expected return on assets	(70)	(97)	—	—
Amortization of transition obligation	—	1	—	—
Amortization of prior service cost	(3)	(3)	(1)	(1)
Amortization of actuarial loss	20	5	1	1
Special termination benefits	1	—	—	—
Curtailment gain	(1)	—	—	—

Net periodic benefit cost	$50	$22	$6	$6

        During the six months ended June 30, 2009 and 2008, we made contributions to our pension and other postretirement benefit plans of $61 million and $58 million, respectively. During the remainder of 2009, we expect to contribute an additional amount of $71 million to these plans.

12. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

5% MANDATORY CONVERTIBLE PREFERRED STOCK

        In connection with the initial public offering of our 5% mandatory convertible preferred stock on February 16, 2005, we declared all dividends that will be payable on such preferred stock from the issuance through the mandatory conversion date, which was February 16, 2008. Accordingly, we

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

recorded dividends payable of $43 million and a corresponding charge to net loss attributable to Huntsman Corporation common stockholders during the year ended December 31, 2005. We paid the final dividend in cash on February 16, 2008. Also on February 16, 2008, the mandatory convertible preferred stock converted, pursuant to its terms, into 12,082,475 shares of our common stock.

COMMON STOCK DIVIDENDS

        On March 31, 2009 and June 30, 2009, we paid cash dividends of approximately $23 million each, or $0.10 per share each, to common stockholders of record as of March 16, 2009 and June 15, 2009, respectively. On March 31, 2008 and June 30, 2008, we paid cash dividends of approximately $23 million each, or $0.10 per share each, to common stockholders of record as of March 14, 2008 and June 16, 2008, respectively.

13. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) were as follows (dollars in millions):

Huntsman Corporation

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended		Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Foreign currency translation adjustments, net of tax of $14 and $16 as of June 30, 2009 and December 31, 2008, respectively	$244	$204	$125	$(13)	$40	$118
Pension and other postretirement benefits adjustments net of tax of $155 and $158 as of June 30, 2009 and December 31, 2008, respectively	(702)	(713)	4	—	11	—
Other comprehensive income (loss) of unconsolidated affiliates	6	9	—	—	(3)	—
Other, net	4	4	1	—	—	(1)

Total	(448)	(496)	130	(13)	48	117
Less amounts attributable to noncontrolling interests	7	7	—	2	—	—

Amounts attributable to Huntsman Corporation	$(441)	$(489)	$130	$(11)	$48	$117

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Huntsman International

	Accumulated other comprehensive income (loss)		Other comprehensive income (loss)
			Three Months Ended		Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Foreign currency translation adjustments, net of tax of $1 and $3 as of June 30, 2009 and December 31, 2008, respectively	$243	$202	$124	$(12)	$41	$119
Pension and other postretirement benefits adjustments net of tax of $189 and $193 as of June 30, 2009 and December 31, 2008, respectively	(758)	(771)	6	1	13	2
Other comprehensive income (loss) of unconsolidated affiliates	6	9	—	—	(3)	—
Other, net	(1)	(1)	—	—	—	(1)

Total	(510)	(561)	130	(11)	51	120
Less amounts attributable to noncontrolling interests	7	7	—	2	—	—

Amounts attributable to Huntsman International LLC	$(503)	$(554)	$130	$(9)	$51	$120

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

14. COMMITMENTS AND CONTINGENCIES

Texas Bank Litigation

        On September 30, 2008, we filed the Texas Bank Litigation in the 9th Judicial District Court in Montgomery County, Texas alleging, among other things, fraud and tortious interference with our merger agreements with Basell and Hexion. On June 22, 2009, we entered into the Texas Bank Litigation Settlement Agreement. For more information, see "Note 1. General—Recent Developments—Texas Bank Litigation Settlement Agreement."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Discoloration Claims

        Certain claims have been filed against us relating to discoloration of unplasticized polyvinyl chloride products allegedly caused by our titanium dioxide ("Discoloration Claims"). Substantially all of the titanium dioxide that is the subject of these claims was manufactured prior to our acquisition of the titanium dioxide business from ICI in 1999. Net of amounts we have received from insurers and pursuant to contracts of indemnity, we have paid an aggregate of approximately $16 million in costs and settlement amounts for Discoloration Claims through June 30, 2009.

        During each of the six months ended June 30, 2009 and June 30, 2008, we did not settle any Discoloration Claims. The two Discoloration Claims unresolved as of June 30, 2009 asserted aggregate damages of €33 million (approximately $46 million). An appropriate liability has been accrued for these claims. Based on our understanding of the merits of these claims and our rights under contracts of indemnity and insurance, we do not believe that the net impact on our financial condition, results of operations or liquidity will be material.

        While additional Discoloration Claims may be made in the future, we cannot reasonably estimate the amount of loss related to such claims. Although we may incur additional costs as a result of future claims (including settlement costs), based on our history with Discoloration Claims to date, the fact that substantially all of the titanium dioxide that has been the subject of these Discoloration Claims was manufactured and sold more than nine years ago, and the fact that we have rights under contract to indemnity, including from ICI, we do not believe that any unasserted Discoloration Claims will have a material impact on our financial condition, results of operations or liquidity. Based on this conclusion and our inability to reasonably estimate our expected costs with respect to these unasserted claims, we have made no accruals in our financial statements as of June 30, 2009 for costs associated with unasserted Discoloration Claims.

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

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the prior owner, all of which have been accepted.

	Six months ended June 30,
	2009	2008
Unresolved at beginning of period	1,140	1,192
Tendered during period	6	10
Resolved during period(1)	11	59
Unresolved at end of period	1,135	1,143

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

        We have never made any payments with respect to these cases. As of June 30, 2009, we had an accrued liability of $16 million relating to these cases and a corresponding receivable of $16 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2009.

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

	Six months ended June 30,
	2009	2008
Unresolved at beginning of period	43	39
Filed during period	1	2
Resolved during period	2	1
Unresolved at end of period	42	40

        We did not pay any settlement costs for asbestos exposure cases that are not subject to indemnification during the six months ended June 30, 2009 and 2008. As of June 30, 2009, we had an

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

accrued liability of $225,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; however, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2009.

Antitrust Matters

        We have been named as a defendant in civil antitrust suits alleging that between 1999 and 2004 we conspired with Bayer, BASF, Dow, and Lyondell to fix the prices of MDI, TDI, polyether polyols, and related systems ("polyether polyol products") sold in the U.S. in violation of the federal Sherman Act. These cases are consolidated as the "Polyether Polyols" cases in multidistrict litigation known as In re Urethane Antitrust Litigation, MDL No. 1616, Civil No. 2:04-md-01616-JWL-DJW, pending in the United States District Court, District of Kansas. The Kansas court has ruled that plaintiffs may prosecute the Polyether Polyols cases on behalf of a class of all direct purchasers of polyether polyol products in the U.S. Bayer has entered into a settlement with the plaintiffs' class and has been dismissed as a defendant. Merits discovery is underway, and trial has been set for May 3, 2011.

        We and the other Polyether Polyol defendants (excluding Bayer) have also been named as defendants in two civil antitrust suits brought by certain direct purchasers of polyether polyol products that opted out of the class certified in MDL No. 1616. These cases have been brought by 12 groups of affiliated companies, 73 plaintiffs in all, who allege that between 1994 and 2006 inclusive the Polyether Polyol defendants conspired to fix the prices of polyether polyol products sold in the U.S. and abroad in violation of the Sherman Act, similar laws of several U.S. states, and the laws of the European Union and certain of its member states. We and the other defendants have moved to dismiss the opt-out complaints.

        We, along with the other Polyether Polyols defendants and Rhodia, have also been named as defendants in civil antitrust suits alleging a conspiracy to fix the prices of polyether polyol products sold in Canada in violation of Canadian competition law. These cases, filed in the Superior Court of Justice, Ontario, Canada on May 5, 2006 and in Superior Court, Quebec, Canada on May 17, 2006, purport to be brought on behalf of various classes of Canadian direct purchasers of polyether polyol products. There has been little activity in these cases since they were filed.

        Along with Flexsys, Crompton (now Chemtura), Uniroyal, Rhein Chemie Rheinau and the other Polyether Polyol defendants, we also have been named as a defendant in a civil antitrust suit pending in the Superior Court of California, County of San Francisco, filed on February 15, 2005, that alleges that between 1994 and 2004 the defendants conspired to fix the prices of certain rubber and urethane products sold in California in violation of antitrust and unfair competition laws of California. This case purports to be brought on behalf of a class of all California purchasers of products containing rubber and urethanes products. By agreement of the parties this case has been stayed pending the resolution of MDL No. 1616.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Along with Dow, BASF, and Lyondell, we have also been named as a defendant in a third amended complaint proposed for filing in an existing civil antitrust suit pending against Bayer and Chemtura in federal district court in Massachusetts. The proposed amended complaint alleges that beginning around 1990 we and the other defendants conspired to fix the prices of MDI, TDI, polyether polyols, and polyester polyols sold throughout the U.S. in violation of the federal Sherman Act and the laws of various states. The proposed amended complaint seeks to sue on behalf of all indirect purchasers of such products in the U.S. The Massachusetts action has been stayed pending plaintiffs' settlement of the previously asserted claims against Bayer and Chemtura. We have filed papers opposing the motion for leave to file the proposed amended complaint adding us as a defendant in that action.

        The plaintiffs' pleadings in these various antitrust suits provide few specifics about any alleged illegal conduct on our part, and we are not aware of any illegal conduct by us or any of our employees. For these reasons, we cannot estimate the possibility of loss or range of loss relating to these claims, and therefore we have not accrued a liability for these claims. Nevertheless, we could incur losses due to these claims in the future and such losses could be material.

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

MTBE Litigation

        We are named as a defendant in 17 lawsuits pending in litigation filed between March 23, 2007 and June 30, 2009 in New York federal and state courts alleging liability related to MTBE contamination in groundwater. Numerous other companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, were named as defendants in these and many other cases that were pending in U.S. courts. The plaintiffs in the 17 cases in which we are named are municipal water districts, a regional water supply authority, and municipal corporations that claim that defendants' conduct has caused MTBE contamination of their groundwater. Four cases are pending in the U.S. District court for the Southern District of New York and 13 are pending in the Supreme Court of the state of New York, nine in the county of Nassau and four in the county of Suffolk. The three most recent cases were filed on June 24, 2009. The plaintiffs seek injunctive relief, such as monitoring and abatement, compensatory damages, punitive damages and attorney fees. Together with other defendants, we have filed motions to dismiss 10 of the state court cases. At this time, we have insufficient information to meaningfully assess our potential exposure in these cases and therefore we have not accrued a liability for these claims. We believe that our liability in these cases, if any, would likely be covered, at least in part, by insurance and/or by indemnity agreements with prior owners.

Shareholder Litigation

        From July 5 to July 13, 2007, four putative shareholder class action complaints were filed against our Company and our directors alleging breaches of fiduciary duty in connection with our

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

then-proposed sale to Basell and the receipt of a superior proposal from Hexion. Three actions were filed in Delaware: Cohen v. Archibald, et al., No. 3070, in the Court of Chancery for the State of Delaware (filed July 5, 2007); Augenstein v. Archibald, et al., No. 3076, in the Court of Chancery for the State of Delaware (filed July 9, 2007); and Murphy v. Huntsman, et al., No. 3094, in the Court of Chancery for the State of Delaware (filed July 13, 2007). Another action was filed in Texas Schwoegler v. Huntsman Corporation, et al., Cause No. 07-07-06993-CV, in the 9th Judicial District Court of Montgomery County, Texas (filed July 6, 2007). As subsequently amended, these lawsuits together allege that we and our directors breached fiduciary duties to the stockholders by, among other things, engaging in an unfair sales process, approving an unfair price per share for the Hexion Merger, and making inadequate disclosures to stockholders, and that Basell, Hexion and MatlinPatterson entities aided and abetted these breaches of fiduciary duty. The lawsuits sought to enjoin the stockholder vote on the Hexion Merger.

        On September 20, 2007, we entered into a Memorandum of Understanding with plaintiffs' counsel in the Delaware and Texas actions to settle these four lawsuits. As part of the proposed settlement, the defendants denied all allegations of wrongdoing, but we agreed to make certain additional disclosures in the final proxy statement that was mailed to our stockholders on or about September 14, 2007. In connection with the settlement, the parties also reached an agreement with respect to any application that the plaintiffs' counsel would have made for an award of customary attorneys' fees and expenses to be paid following the completion of the Hexion Merger.

        The Memorandum of Understanding is now null and void and of no force and effect because the Hexion Merger was not consummated. The Texas action has been voluntarily dismissed, but there have been no further developments in the Delaware actions at this time.

Port Arthur Plant Fire Insurance Litigation

        On August 31, 2007, an action was brought against our Company and International Risk Insurance Company ("IRIC"), our captive insurer, in the United States District Court for the Southern District of Texas, by seventeen reinsurance companies (the "Reinsurers") that reinsure risks under the property insurance policy issued by IRIC to our Company (the "Policy") for the period covering the April 29, 2006 fire at our manufacturing facility in Port Arthur, Texas. The action sought to compel our Company and IRIC to arbitrate with the Reinsurers to resolve disputes related to the claim for losses caused by the fire or, in the alternative, to declare judgment in favor of the Reinsurers. On September 26, 2008, the court denied motions to dismiss filed by our Company and IRIC, ordering the parties to engage in a short period of discovery on the issue of arbitrability. In a second and related action filed by our Company against IRIC in state court in Jefferson County, Texas, IRIC filed a third party petition against the Reinsurers, who then removed that action to the United States District Court for the Eastern District of Texas. Some of the Reinsurers filed answers and motions to compel arbitration, to stay these proceedings, and to change venue to the United States District Court for the Southern District of Texas in order to consolidate the two actions. We filed a motion to remand that action to the state court and opposition to the Reinsurers' motions in that action. On April 23, 2008, the United States District Court for the Eastern District of Texas transferred the case to the United States District Court for the Southern District of Texas. On September 26, 2008, the court denied our motion to remand that suit to the state court in which it was filed.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Pursuant to a December 29, 2008 agreement among the parties to the actions referenced above: (1) a mediation was scheduled for February 24-25, 2009, (2) if the disputes were not fully resolved in mediation, the parties would submit all coverage and quantum issues to a three-arbitrator panel in the second half of 2009, with a binding award to be entered by September 30, 2009, (3) the Reinsurers paid an additional $40 million on our claim on December 29, 2008 and agreed that all monies paid by the participating Reinsurers on the claim to date are nonrefundable, (4) we waived our noncontractual claims against the Reinsurers, (5) the first action referenced above is stayed pending final resolution and entry of judgment, and (6) the second action referenced above has been dismissed. Because the non-binding mediation was not successful, we and the Reinsurers have now agreed to participate in binding arbitration which is expected to occur in November of 2009. Reinsurers responsible for a small percentage of our remaining claim were not parties to the two lawsuits and are not parties to the agreement; thus we may need to pursue actions against them separately for their pro rata shares of the unpaid claim. We have paid our deductible on the claim of $60 million and have been paid $365 million to date by the Reinsurers. As of June 30, 2009, we have claimed an additional approximately $243 million plus interest as presently due and owing and unpaid under the Policy for losses caused by the fire. For more information, see "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire."

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

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

EHS SYSTEMS

        We are committed to achieving and maintaining compliance with all applicable environmental health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2009 and 2008, our capital expenditures for EHS matters totaled $17 million and $27 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

REMEDIATION LIABILITIES

        We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

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

        By letter dated March 7, 2006, our Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Australian (Victorian) EPA due to concerns about soil and groundwater contamination emanating from the site. The agency revoked the original clean-up notice on September 4, 2007 and issued a revised clean-up notice due to "the complexity of contamination issues" at the site. On March 31, 2009, we submitted the required Site Remediation Action Plan to the agency which proposed additional investigation and remediation method trials. We can provide no assurance that the EPA will agree with our proposed plan, will not seek to institute additional requirements for the site or that costs associated with the clean up will not be material.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure, however, that all of such matters will be subject to indemnity, that the prior owner will honor its indemnity or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are based upon requirements placed upon the company by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $9 million and $7 million for environmental liabilities as of June 30, 2009 and December 31, 2008, respectively. Of these amounts, $6 million and $4 million were classified as accrued liabilities in our condensed consolidated balance sheets (unaudited) as of June 30, 2009 and December 31, 2008, respectively, and $3 million each were classified as other noncurrent liabilities in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

our condensed consolidated balance sheets (unaudited) as of June 30, 2009 and December 31, 2008. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        In December 2006, the EU parliament and EU council approved a new EU regulatory framework for chemicals called "REACH" (Registration, Evaluation and Authorisation of Chemicals). REACH took effect on June 1, 2007, and the program it establishes will be phased in over 11 years. Under the regulation, companies that manufacture in or import into the European Economic Area (EEA) more than one metric tonne of a chemical substance per year will be required to register such chemical substances and isolated intermediates in a central database. Use authorizations will be granted for a specific chemical if the applicants can show that the risks in using the chemical are adequately controlled; and for chemicals where there are no suitable alternatives substances or technologies available and the applicant can demonstrate that the social and economic benefits of using the chemical outweigh the risks. In addition, specified uses of some hazardous substances may be restricted. Furthermore, all applicants will have to study the availability of alternative chemicals. If an alternative is available, an applicant will have to submit a "substitution" plan to the regulatory agency. The regulatory agency will only authorize persistent bio-accumulative and toxic substances if an alternative chemical is not available. The registration, evaluation and authorization phases of the program will require expenditures and resource commitments in order to, for example, participate in mandatory data-sharing forums; acquire, generate and evaluate data; prepare and submit dossiers for substance registration; obtain legal advice and reformulate products, if necessary. We have established a cross-business European REACH team that is working closely with our businesses to identify and list all substances purchased or manufactured in or imported into the EEA. Our pre-registration REACH compliance began on June 1, 2008, utilizing internal resources at nominal expense, and we met all chemical pre-registration requirements by the November 30, 2008 regulatory deadline. We are currently proceeding with the registration of the high-volume and high-priority chemicals under the program, which are due for registration by November 30, 2010. Although the total long-term cost for REACH compliance is not estimable at this time, we spent approximately $2 million and $3 million during the years ended December 31, 2008 and 2007, respectively, on REACH compliance.

GREENHOUSE GAS REGULATION

        In the EU and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by regulation or taxation of greenhouse gas ("GHG") emissions. For example, Australia recently proposed its Carbon Pollution Reduction Scheme, which may impact our Australian operations and program implementation is currently scheduled for 2011. In addition, although the U.S. is not a signatory to the Convention, several states are implementing their own GHG regulatory programs, and a federal program in the U.S. is likely for the future. Draft U.S. Federal legislation and the recent U.S. EPA Clean Air Act endangerment findings for carbon dioxide have focused corporate attention on the eventuality of measuring and reporting of GHG emissions for operations in the U.S. The U.S. EPA has also recently

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

proposed mandatory GHG reporting requirements for U.S. sources in excess of 25,000 tons. Final details of a comprehensive U.S. GHG management approach is, as yet, uncertain. Nevertheless, we are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result, although it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include capital requirements to modify assets used to meet GHG restriction and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

CHEMICAL SECURITY

        The Department of Homeland Security ("DHS") issued the final rule of their "Chemical Facility Anti-Terrorism Standard" in 2007. The initial phase of the rule required all chemical facilities in the U.S. to evaluate their facilities against the DHS Appendix A list of "Chemicals of Interest." Facilities which have specified chemicals in designated quantities on the Appendix A list were required to submit a "Top Screen" to DHS in 2008. A Top Screen is a questionnaire completed by a facility having Chemicals of Interest in designated threshold quantities. In early 2008, we submitted Top Screens for several of our facilities. After reviewing the Top Screens, DHS determined that some of our sites were "High Risk" facilities. As a result, we were required to perform Security Vulnerability Assessments ("SVAs") at the High Risk sites. The SVAs were completed and sent to DHS during the fourth quarter of 2008. We are currently awaiting the final risk ranking from the DHS, based on their assessment of the SVAs. Any of the sites which are still considered High Risk after the DHS assessment will be required to develop site security plans based on a list of DHS risk-based performance standards. We are unable to determine the cost of security enhancements at our High Risk sites until the site security plans are developed. We anticipate this phase of the rule to be completed by year-end 2009. Additionally, on November 26, 2008, the Transportation Safety Administration of the DHS published a final rule regarding "rail security sensitive materials" that are received at or shipped from facilities. We have two sites that are subject to this new rule, but at this time do not anticipate that the costs to comply will be material.

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

        Numerous companies, including refiners, manufacturers and sellers of gasoline, as well as manufacturers of MTBE, have been named as defendants in more than 150 cases in U.S. courts that allege MTBE contamination in groundwater. Many of these cases were settled after the parties engaged in mediation supervised by a court-appointed special settlement master. Beginning in March 2007 and continuing through June 30, 2009, we have been named as a defendant in 17 of these lawsuits. For more information, see "Note 14. Commitment and Contingencies—Legal Matters—MTBE Litigation." The plaintiffs in the MTBE groundwater contamination cases generally seek compensatory damages, punitive damages, injunctive relief, such as monitoring and abatement, and attorney fees. We currently have insufficient information to meaningfully assess our potential exposure in these cases. We believe that some of our liability in these cases, if any, is likely covered by insurance and/or indemnity agreements with prior owners. It is possible that we could be named as a defendant in additional existing or future MTBE contamination cases. We cannot provide assurances that adverse results against us in existing or future MTBE contamination cases will not have a material adverse effect on our business, results of operations and financial position.

16. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees and directors and to employees and directors of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. We were authorized to grant up to 21.6 million shares under the Stock Incentive Plan. As of June 30, 2009, we had 2.3 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost under the Stock Incentive Plan for our company and Huntsman International were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Huntsman Corporation
Compensation cost	$4	$5	$9	$11
Huntsman International
Compensation cost	$4	$5	$5	$11

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $3 million and $4 million, respectively, for the six months ended June 30, 2009 and 2008.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

STOCK OPTIONS

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Dividend yield	NA	NA	15.4%	NA
Expected volatility	NA	NA	70.4%	NA
Risk-free interest rate	NA	NA	2.5%	NA
Expected life of stock options granted during the period	NA	NA	6.6 years	NA

        During the three months ended June 30, 2009 and the three and six months ended June 30, 2008, no stock options were granted.

        A summary of our stock option activity under the Stock Incentive Plan as of June 30, 2009 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2009	6,135	$21.33
Granted	6,510	2.59
Exercised	—	—
Forfeited	(352)	10.20

Outstanding at June 30, 2009	12,293	11.72	8.2	$15

Exercisable at June 30, 2009	5,347	21.43	6.5	—

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2009 was $0.49 per option. As of June 30, 2009, there was $5 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

        During the six months ended June 30, 2009 and 2008 no stock options were exercised.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. STOCK-BASED COMPENSATION PLANS (Continued)

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of our nonvested shares activity as of June 30, 2009 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2009	930		$22.62	171	$22.82
Granted	3,317		2.59	1,842	2.59
Vested	(475	)(1)	20.09	(73)	22.31
Forfeited	(134)		9.10	—	—

Nonvested at June 30, 2009	3,638	(1)	5.18	1,940	3.63

(1)
As of June 30, 2009, a total of 263,399 restricted stock units were vested, of which 249,233 vested during the six months ended June 30, 2009. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of June 30, 2009, there was $24 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years. The value of share awards that vested during the six months ended June 30, 2009 and 2008 was $11 million and $13 million, respectively.

17. CASUALTY LOSSES AND INSURANCE RECOVERIES

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

        Through June 30, 2009, we received partial recovery advances on this loss totaling $365 million. We have claimed an additional approximately $243 million plus interest as of June 30, 2009 as presently due and owing and unpaid under the insurance policy for losses caused by the fire. On December 29, 2008, we reached a partial settlement with certain of the Reinsurers whereby we received a partial claim reimbursement of $40 million (which is included in the total partial recovery advances of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. CASUALTY LOSSES AND INSURANCE RECOVERIES (Continued)

$365 million) and we and the Reinsurers agreed to dismiss all legal suits arising from this insured loss and to participate in non-binding mediation in February 2009. Because the non-binding mediation was not successful, we and the Reinsurers have agreed to participate in binding arbitration targeted to occur in November of 2009. Future collections on this insured loss, if any, will represent additional income for us upon final settlement and will be used to repay secured debt in accordance with relevant provisions of our debt agreements. For more information, see "Note 14. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation."

18. INCOME (EXPENSES) ASSOCIATED WITH THE TERMINATED MERGER AND RELATED LITIGATION

        On July 12, 2007, we entered into an Agreement and Plan of Merger with Hexion and one of its subsidiaries (the "Hexion Merger Agreement"). On June 18, 2008, Hexion, Apollo and certain of their affiliates filed an action in Delaware Chancery Court seeking to terminate the Hexion Merger. We countersued Hexion and Apollo in the Delaware Chancery Court and filed a separate action against Apollo and certain of its affiliates in the District Court of Montgomery County, Texas. On December 13, 2008, we terminated the Hexion Merger Agreement and, on December 14, 2008, we entered into the Apollo Settlement Agreement with Hexion. Pursuant to the Apollo Settlement Agreement, Hexion and certain Apollo affiliates have paid us an aggregate amount of $1 billion. For more information regarding the Apollo Settlement Agreement, see "Note 1. General—Recent Developments—Texas Bank Litigation Settlement Agreement."

        On June 22, 2009, we entered into the Texas Bank Litigation Settlement Agreement. In accordance with this agreement, the Banks paid us a cash payment of $632 million, purchased the 2016 Senior Notes in the aggregate principal amount of $600 million, and provided us with Term Loan C in the principal amount of $500 million. The 2016 Senior Notes and Term Loan C were recorded at a combined fair value of $864 million. Accordingly, we recognized a gain of $868 million in connection with the Texas Bank Litigation Settlement Agreement.

        Income associated with the Terminated Merger and related litigation incurred during the three and six months ended June 30, 2009 were $844 million and $837 million, respectively, related principally to the gain recognized in connection with the Texas Bank Litigation Settlement Agreement, offset in part by legal fees and employee retention bonuses. During the three and six months ended June 30, 2008, we incurred $4 million and $9 million, respectively, of expenses associated with the Terminated Merger related primarily to professional fees and board of directors fees. For more information regarding the Texas Bank Litigation Settlement Agreement, see "Note 1. General—Recent Developments—Texas Bank Litigation Settlement Agreement" and "Note 14. Commitments and Contingencies—Texas Bank Litigation Settlement Agreement."

19. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdictional basis to analyze whether there is sufficient positive or negative evidence

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. INCOME TAXES (Continued)

to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. During the first quarter of 2009, we established a valuation allowance of $146 million on our U.K. net deferred tax assets, primarily as a result of a recent history of operating losses that became a cumulative loss in the first quarter of 2009.

        On April 12, 2007, we received a Revenue Agent Report from the Internal Revenue Service ("IRS") related to the examination of our federal income tax returns for the years 2002 through 2004. The IRS initially proposed a decrease to our net operating losses of approximately $387 million related to transactions completed in 2002. However, on January 5, 2008, we were notified by the IRS that no adjustment would be made to our net operating loss for this disputed item. As a result of the settlement of this audit cycle and the effective settlement of two uncertain tax positions in other countries, during the six months ended June 30, 2008, we recorded a decrease in unrecognized tax benefits with a corresponding income tax benefit of approximately $18 million.

HUNTSMAN CORPORATION

        We recorded discrete tax expense of $310 million for the six months ended June 30, 2009 related to the net $837 million of income related to the Terminated Merger and related litigation, and we recorded a valuation allowance of $146 million in the first quarter of 2009 against the net deferred tax assets in the U.K. We recorded a discrete tax benefit of $18 million in the first quarter of 2008 due to a decrease in unrecognized tax benefits for the effective settlement of examinations. Excluding these items, we recorded an income tax benefit of $7 million for the six months ended June 30, 2009 and income tax expense of $43 million for the six months ended June 30, 2008. The decrease in income tax expense, exclusive of these items, was primarily due to a decrease in pre-tax operating earnings, including amounts in jurisdictions where we do not record a tax benefit due to valuation allowances.

HUNTSMAN INTERNATIONAL

        Huntsman International recorded a valuation allowance of $156 million in the first quarter of 2009 due to the establishment of a valuation allowance against the net deferred tax assets in the U.K. Huntsman International recorded a discrete tax benefit of $18 million in the first quarter of 2008 due to a decrease in unrecognized tax benefits for the effective settlement of examinations. Excluding these items, Huntsman International recorded an income tax benefit of $2 million for the six months ended June 30, 2009 and income tax expense of $46 million for the six months ended June 30, 2008. The decrease in income tax expense, exclusive of these items, was primarily due to a decrease in pre-tax operating earnings including amounts in jurisdictions where we do not record a tax benefit due to valuation allowances.

20. DISCONTINUED OPERATIONS

        On November 5, 2007, we completed the sale of our former U.S. base chemicals business (the "U.S. Base Chemicals Disposition"). This disposition included our former olefins manufacturing assets located at Port Arthur, Texas. The captive ethylene unit at the retained Port Neches, Texas site of our Performance Products segment operations was not included in the sale. This asset, along with a long-term post-closing arrangement for the supply of ethylene and propylene from Flint Hills Resources to us, will continue to provide feedstock for our downstream derivative units. The EBITDA of the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. DISCONTINUED OPERATIONS (Continued)

former U.S. base chemicals business was reported in our former Base Chemicals segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

        On August 1, 2007 we completed the sale of our former North American polymers business assets (the "North American Polymers Disposition"). The disposition included our former polymers manufacturing assets located at four U.S. sites: Odessa and Longview, Texas; Peru, Illinois; and Marysville, Michigan. In accordance with the amended and restated asset purchase agreement with Flint Hills Resources, we also shut down our Mansonville, Quebec expandable polystyrene manufacturing facility in June 2007. The EBITDA of the North American polymers business was reported in our former Polymers segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

        On December 29, 2006, we completed the sale of our European base chemicals business. This transaction involved the sale of the outstanding equity interests of Huntsman Petrochemicals (UK) Limited. The EBITDA of our former European base chemicals business was reported in our former Base Chemicals segment and has been presented as discontinued operations in the accompanying condensed consolidated statements of operations (unaudited).

        During the three months ended June 30, 2009, we recorded an after tax loss from discontinued operations of $3 million related primarily to the revaluation of outstanding product exchange liabilities associated with our former base chemicals business. During the three months ended June 30, 2008, we recorded after tax income from discontinued operations of $5 million related principally to sales and use tax settlements and post-closing adjustments associated with our former base chemicals and polymers businesses. During the six months ended June 30, 2008, we recorded after tax income from discontinued operations of $4 million related primarily to sales tax settlements associated with our former base chemicals business.

21. NET INCOME (LOSS) PER SHARE

        Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects potential dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential dilutive units had been exercised or converted. On December 23, 2008, we issued the Convertible Notes in an aggregate principal amount of $250 million that are convertible into common stock at a conversion price of $7.857 per share, subject to certain anti-dilution adjustments. On February 16, 2008, our previously outstanding mandatory convertible preferred stock converted into 12,082,475 shares of our common stock.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

21. NET INCOME (LOSS) PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$409	$10	$116	$18
Convertible notes interest expense, net of tax	5	—	9	—

Income from continuing operations attributable to Huntsman Corporation and assumed conversion	$414	$10	$125	$18

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$406	$24	$116	$31
Convertible notes interest expense, net of tax	5	—	9	—

Net income attributable to Huntsman Corporation and assumed conversion	$411	$24	$125	$31

Shares (denominator):
Weighted average shares outstanding	234.0	233.5	233.8	230.3
Dilutive securities:
Stock-based awards	5.5	0.2	3.2	0.3
Convertible notes conversion	31.8	—	31.8	—
Preferred stock conversion	—	—	—	3.1

Total dilutive shares outstanding assuming conversion	271.3	233.7	268.8	233.7

        Additional stock-based awards of 6.4 million and 6.5 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2009 and 2008, respectively, and additional stock-based awards of 6.6 million and 6.4 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2009 and 2008. However, these stock-based awards were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

22. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. During the first quarter of 2009, we reorganized our operating segments to divide our former Materials and Effects segment into two separate segments—our Advanced Materials segment and our Textile Effects segment. All segment information for prior periods has been restated to reflect this change. We have reported our operations through five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. In a series of transactions completed in 2006 and 2007, we sold substantially all of our Polymers and Base Chemicals operations and have reported the results from these businesses on discontinued operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

For more information, see "Note 20. Discontinued Operations." We have organized our business and derived our operating segments around differences in product lines.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Advanced Materials	epoxy and other resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives and tooling resin formulations
Textile Effects	textile chemicals and dyes
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Pigments	titanium dioxide
Corporate and Other	styrene

        Sales between segments are transacted at amounts intended to reflect external market prices and are eliminated in consolidation. We use EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The EBITDA of operating segments excludes items that

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

principally apply to our Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales:
Polyurethanes	$695	$1,161	$1,295	$2,163
Advanced Materials	255	427	512	806
Textile Effects	179	262	331	505
Performance Products	482	725	982	1,356
Pigments	254	321	450	606
Corporate and Other	20	43	34	83
Eliminations	(19)	(43)	(45)	(83)

Total	$1,866	$2,896	$3,559	$5,436

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$86	$148	$112	$280
Advanced Materials	(1)	46	9	86
Textile Effects	(20)	4	(31)	3
Performance Products	37	51	118	104
Pigments	(26)	8	(55)	18
Corporate and Other(2)	802	(54)	751	(117)

Subtotal	878	203	904	374
Discontinued Operations(3)	(4)	7	—	6

Total	874	210	904	380
Interest expense, net	(58)	(65)	(113)	(130)
Income tax expense—continuing operations	(311)	(21)	(449)	(25)
Income tax benefit (expense)—discontinued operations	1	(2)	—	(2)
Depreciation and amortization	(100)	(98)	(226)	(192)

Net (loss) income attributable to Huntsman Corporation	$406	$24	$116	$31

Total Assets:	June 30, 2009	December 31, 2008
Polyurethanes	$4,389	$4,442
Advanced Materials	1,426	1,308
Textile Effects	728	750
Performance Products	2,409	2,313
Pigments	1,328	1,474
Corporate and Other(2)	(1,127)	(2,229)

Total	$9,153	$8,058

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Huntsman International:	2009	2008	2009	2008
Segment EBITDA(1):
Polyurethanes	$86	$148	$112	$280
Advanced Materials	(1)	46	9	86
Textile Effects	(20)	4	(31)	3
Performance Products	37	51	118	104
Pigments	(26)	8	(55)	18
Corporate and Other(2)	(42)	(51)	(82)	(112)

Subtotal	34	206	71	379
Discontinued Operations(3)	(4)	7	—	6

Total	30	213	71	385
Interest expense, net	(58)	(66)	(113)	(131)
Income tax expense—continuing operations	(8)	(22)	(154)	(28)
Income tax benefit (expense)—discontinued operations	1	(2)	—	(2)
Depreciation and amortization	(94)	(92)	(214)	(181)

Net (loss) income attributable to
Huntsman International LLC	$(129)	$31	$(410)	$43

Total Assets:	June 30, 2009	December 31, 2008
Polyurethanes	$4,389	$4,442
Advanced Materials	1,426	1,308
Textile Effects	728	750
Performance Products	2,409	2,313
Pigments	1,328	1,474
Corporate and Other(2)	(2,158)	(2,863)

Total	$8,122	$7,424

(1)
Segment EBITDA is defined as net (loss) income attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and Other items.

(2)
Corporate and Other includes the results of our Australia styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (expenses) associated with the Terminated Merger and related litigation, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense.

(3)
The operating results of our former polymers and base chemicals businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers and base chemicals businesses are

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

22. OPERATING SEGMENT INFORMATION (Continued)

  included in discontinued operations for all periods presented. For more information, see "Note 20. Discontinued Operations."

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial information (unaudited) of Huntsman International presents, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the guarantors of Huntsman International's debt on a combined, and where appropriate, consolidated basis; and non-guarantor subsidiaries on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. There are no contractual restrictions limiting transfers of cash from Huntsman International's guarantors to Huntsman International. Each Huntsman International guarantor is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's debt on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$1,124	$2	$162	$—	$1,288
Restrictred cash	—	—	6	—	6
Accounts and notes receivables, net	15	118	808	—	941
Accounts receivable from affiliates	418	1,988	54	(2,430)	30
Inventories, net	53	172	944	(7)	1,162
Prepaid expenses	3	1	20	—	24
Deferred income taxes	9	—	18	(9)	18
Other current assets	113	3	99	(106)	109

Total current assets	1,735	2,284	2,111	(2,552)	3,578
Property, plant and equipment, net	457	921	2,037	2	3,417
Investment in affiliates	4,678	1,178	113	(5,707)	262
Intangible assets, net	117	3	21	—	141
Goodwill	(18)	84	32	(4)	94
Deferred income taxes	185	8	133	(57)	269
Notes receivables from affiliates	330	1,464	9	(1,794)	9
Other noncurrent assets	49	136	167	—	352

Total assets	$7,533	$6,078	$4,623	$(10,112)	$8,122

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$23	$119	$469	$—	$611
Accounts payable to affiliates	1,726	303	421	(2,430)	20
Accrued liabilities	93	161	425	(106)	573
Deferred income tax	—	36	10	(10)	36
Note payable to affiliate	25	—	—	—	25
Current portion of debt	514	—	176	—	690

Total current liabilities	2,381	619	1,501	(2,546)	1,955
Long-term debt	3,649	12	93	—	3,754
Notes payable to affiliates	525	290	1,510	(1,795)	530
Deferred income taxes	18	18	56	—	92
Other noncurrent liabilities	204	175	639	(1)	1,017

Total liabilities	6,777	1,114	3,799	(4,342)	7,348

Huntsman International LLC members' equity:
Members' equity	3,106	4,769	1,833	(6,602)	3,106
Subsidiary preferred stock	—	1	1	(2)	—
(Accumulated deficit) retained earnings	(1,847)	277	(552)	275	(1,847)
Accumulated other comprehensive loss	(503)	(83)	(471)	554	(503)

Total Huntsman International LLC members' equity	756	4,964	811	(5,775)	756
Noncontrolling interests in subsidiaires	—	—	13	5	18

Total equity	756	4,964	824	(5,770)	774

Total liabilities and equity	$7,533	$6,078	$4,623	$(10,112)	$8,122

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non- guarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$—	$3	$84	$—	$87
Restricted cash	—	—	5	—	5
Accounts and notes receivables, net	19	114	772	—	905
Accounts receivable from affiliates	350	1,819	38	(2,192)	15
Inventories, net	103	198	1,207	(8)	1,500
Prepaid expenses	14	29	21	(19)	45
Deferred income taxes	9	—	21	(9)	21
Other current assets	61	2	92	(56)	99

Total current assets	556	2,165	2,240	(2,284)	2,677
Property, plant and equipment, net	477	924	2,062	3	3,466
Investment in affiliates	4,883	1,367	118	(6,101)	267
Intangible assets, net	103	—	54	—	157
Goodwill	—	87	9	(4)	92
Deferred income taxes	168	9	273	(58)	392
Notes receivable from affiliates	319	1,470	9	(1,789)	9
Other noncurrent assets	47	145	172	—	364

Total assets	$6,553	$6,167	$4,937	$(10,233)	$7,424

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20	$175	$533	$—	$728
Accounts payable to affiliates	1,567	265	375	(2,191)	16
Accrued liabilities	91	155	389	(75)	560
Deferred income tax	—	35	10	(10)	35
Note payable to affiliate	423	—	—	—	423
Current portion of debt	39	—	166	—	205

Total current liabilities	2,140	630	1,473	(2,276)	1,967
Long-term debt	3,303	12	127	—	3,442
Notes payable to affiliates	—	282	1,513	(1,789)	6
Deferred income taxes	2	2	65	—	69
Other noncurrent liabilities	211	175	635	—	1,021

Total liabilities	5,656	1,101	3,813	(4,065)	6,505

Huntsman International LLC members' equity:
Members' equity	2,865	4,685	1,716	(6,401)	2,865
Subsidiary preferred stock	—	1	1	(2)	—
(Accumulated deficit) retained earnings	(1,414)	499	(111)	(388)	(1,414)
Accumulated other comprehensive loss	(554)	(119)	(499)	618	(554)

Total Huntsman International LLC members' equity	897	5,066	1,107	(6,173)	897
Noncontrolling interests in subsidiaries	—	—	17	5	22

Total equity	897	5,066	1,124	(6,168)	919

Total liabilities and equity	$6,553	$6,167	$4,937	$(10,233)	$7,424

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$156	$489	$1,209	$—	$1,854
Related party sales	47	89	130	(254)	12

Total revenues	203	578	1,339	(254)	1,866
Cost of goods sold	174	456	1,229	(233)	1,626

Gross profit	29	122	110	(21)	240
Selling, general and administrative	24	34	139	—	197
Research and development	13	8	15	—	36
Other operating (income) expense	(5)	(27)	31	—	(1)
Restructuring, impairment and plant closing costs	5	2	56	—	63

Operating (loss) income	(8)	105	(131)	(21)	(55)
Interest (expense) income, net	(51)	9	(16)	—	(58)
Loss on accounts receivable securitization program	(1)	(2)	(3)	—	(6)
Equity in (loss) income of investment in affiliates and subsidiaries	(70)	(100)	—	171	1
Other expense	(21)	—	—	21	—

(Loss) income from continuing operations before income taxes	(151)	12	(150)	171	(118)
Income tax benefit (expense)	22	(38)	8	—	(8)

Loss from continuing operations	(129)	(26)	(142)	171	(126)
Loss from discontinued operations, net of tax	—	(3)	—	—	(3)

Net loss	(129)	(29)	(142)	171	(129)
Less net income attributable to noncontrolling interest	—	—	—	—	—

Net loss attributable to Huntsman International LLC	$(129)	$(29)	$(142)	$171	$(129)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$239	$778	$1,850	$—	$2,867
Related party sales	97	117	303	(488)	29

Total revenues	336	895	2,153	(488)	2,896
Cost of goods sold	273	804	1,914	(481)	2,510

Gross profit	63	91	239	(7)	386
Selling, general and administrative	28	35	170	—	233
Research and development	13	8	19	—	40
Other operating (income) expense	(6)	—	9	—	3
Restructuring, impairment and plant closing costs	—	—	1	—	1

Operating income	28	48	40	(7)	109
Interest (expense) income, net	(61)	30	(35)	—	(66)
Gain (loss) on accounts receivable securitization program	1	(3)	(3)	—	(5)
Equity in income of investment in affiliates and subsidiaries	56	—	4	(56)	4
Other expense	(6)	—	—	6	—

Income from continuing operations before income taxes	18	75	6	(57)	42
Income tax benefit (expense)	12	(29)	(5)	—	(22)

Income from continuing operations	30	46	1	(57)	20
Income from discontinued operations, net of tax	1	3	1	—	5

Income before extraordinary gain	31	49	2	(57)	25
Extraordinary gain on the acquisition of a business, net of tax	—	—	9	—	9

Net income	31	49	11	(57)	34
Less net income attributable to noncontrolling interest	—	—	(3)	—	(3)

Net income attributable to Huntsman International LLC	$31	$49	$8	$(57)	$31

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$292	$978	$2,270	$—	$3,540
Related party sales	80	163	255	(479)	19

Total revenues	372	1,141	2,525	(479)	3,559
Cost of goods sold	332	913	2,382	(458)	3,169

Gross profit	40	228	143	(21)	390
Selling, general and administrative	56	65	268	—	389
Research and development	25	15	32	—	72
Other operating (income) expense	(27)	(15)	33	—	(9)
Restructuring, impairment and plant closing costs	6	2	69	—	77

Operating (loss) income	(20)	161	(259)	(21)	(139)
Interest (expense) income, net	(98)	20	(35)	—	(113)
Loss on accounts receivable securitization program	(3)	(3)	(4)	—	(10)
Equity in (loss) income of investment in affiliates and subsidiaries	(314)	(348)	3	661	2
Other expense	(21)	—	—	21	—

Loss from continuing operations before income taxes	(456)	(170)	(295)	661	(260)
Income tax benefit (expense)	46	(61)	(139)	—	(154)

Loss from continuing operations	(410)	(231)	(434)	661	(414)
(Loss) income from discontinued operations, net of tax	—	(1)	1	—	—

Net loss	(410)	(232)	(433)	661	(414)
Less net loss attributable to noncontrolling interest	—	—	4	—	4

Net loss attributable to Huntsman International LLC	$(410)	$(232)	$(429)	$661	$(410)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non-guarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees	$450	$1,425	$3,507	$—	$5,382
Related party sales	216	216	579	(957)	54

Total revenues	666	1,641	4,086	(957)	5,436
Cost of goods sold	537	1,473	3,618	(949)	4,679

Gross profit	129	168	468	(8)	757
Selling, general and administrative	43	68	351	—	462
Research and development	26	15	38	—	79
Other operating expense (income)	26	(32)	19	—	13
Restructuring, impairment and plant closing costs	—	—	5	—	5

Operating income	34	117	55	(8)	198
Interest (expense) income, net	(117)	54	(68)	—	(131)
Gain (loss) on accounts receivable securitization program	4	(6)	(7)	—	(9)
Equity in income (loss) of investment in affiliates and subsidiaries	79	(5)	7	(74)	7
Other expense	(6)	—	—	6	—

(Loss) income from continuing operations before income taxes	(6)	160	(13)	(76)	65
Income tax benefit (expense)	48	(63)	(13)	—	(28)

Income (loss) from continuing operations	42	97	(26)	(76)	37
Income (loss) from discontinued operations, net of tax	1	4	(1)	—	4

Income (loss) before extraordinary gain	43	101	(27)	(76)	41
Extraordinary gain on the acquisition of a business, net of tax	—	—	9	—	9

Net income (loss)	43	101	(18)	(76)	50
Less net income attributable to noncontrolling interest	—	—	(7)	—	(7)

Net income (loss) attributable to Huntsman International LLC	$43	$101	$(25)	$(76)	$43

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$30	$73	$96	$—	$199

Investing activities:
Capital expenditures	(4)	(43)	(53)	—	(100)
Proceeds from sale of assets, net of adjustments	—	(1)	2	—	1
Acquisition of business	—	—	(24)	—	(24)
Investment in affiliates, net	(58)	(71)	—	129	—
Increase in receivable from affiliate	(11)	—	—	—	(11)
Other, net	—	5	(2)	—	3

Net cash used in investing activities	(73)	(110)	(77)	129	(131)

Financing activities:
Net repayments under revolving loan facilities	—	—	(8)	—	(8)
Net borrowings of overdraft facilities	—	—	1	—	1
Repayments of short-term debt	—	—	(78)	—	(78)
Proceeds from short-term debt	—	—	57	—	57
Repayments of long-term debt	(16)	—	(10)	—	(26)
Proceeds from long-term debt	864	—	5	—	869
Intercompany borrowings	—	—	(47)	47	—
Repayments of notes payable	(20)	—	(14)	—	(34)
Proceeds from notes payable	—	—	15	—	15
Repayments of note payable to affiliate	(403)	—	—	—	(403)
Proceeds from note payable to affiliate	529	—	—	—	529
Dividends paid to parent	(23)	—	—	—	(23)
Contribution from parent, net	236	40	136	(176)	236
Other, net	—	(4)	—	—	(4)

Net cash provided by financing activities	1,167	36	57	(129)	1,131

Effect of exchange rate changes on cash	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	1,124	(1)	78	—	1,201
Cash and cash equivalents at beginning of period	—	3	84	—	87

Cash and cash equivalents at end of period	$1,124	$2	$162	$—	$1,288

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008

(Dollars in Millions)

	Parent Company	Guarantors	Non-Guarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(68)	$307	$(210)	$—	$29

Investing activities:
Capital expenditures	(24)	(82)	(118)	—	(224)
Proceeds from sale of assets, net of adjustments	—	(28)	2	—	(26)
Investment in affiliates, net	(150)	(41)	—	150	(41)
Increase in receivable from affiliates	(59)	(271)	—	271	(59)
Other, net	—	—	(4)	—	(4)

Net cash used in investing activities	(233)	(422)	(120)	421	(354)

Financing activities:
Net borrowings under revolving loan facilities	325	—	7	—	332
Net repayments of overdraft facilities	—	—	(8)	—	(8)
Repayments of long-term debt	—	—	(5)	—	(5)
Proceeds from long-term debt	—	—	17	—	17
Intercompany borrowings	—	—	271	(271)	—
Repayments of notes payable	(26)	—	(3)	—	(29)
Proceeds from notes payable	—	—	5	—	5
Contribution from parent, net	—	115	35	(150)	—
Other, net	(3)	—	—	—	(3)

Net cash provided by financing activities	296	115	319	(421)	309

Effect of exchange rate changes on cash	—	—	3	—	3

Decrease in cash and cash equivalents	(5)	—	(8)	—	(13)
Cash and cash equivalents at beginning of period	11	6	137	—	154

Cash and cash equivalents at end of period	$6	$6	$129	$—	$141

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. We had revenues for the six months ended June 30, 2009 and 2008 of $3,559 million and $5,436 million, respectively.

        We currently operate in five segments: Polyurethanes, Advanced Materials, Textile Effects, Performance Products and Pigments. Our Polyurethanes, Advanced Materials, Textile Effects and Performance Products segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions completed in 2006 and 2007, we sold substantially all of our former Polymers and Base Chemicals operations. We report the results from these businesses as discontinued operations. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Outlook

        Our industry continued to operate in difficult conditions during the first half of 2009, and we believe that industry conditions likely will continue to present challenges through the second half of 2009. Accordingly, we will exercise ongoing vigilance in our response to these economic conditions—in terms of both our pricing strategies and our production volume decisions. We also believe that sound financial discipline, as we attempt to reduce costs and strengthen our enviable liquidity position, will be critical.

        While our second quarter 2009 sales volumes and selling prices compared to the second quarter of 2008 are down in all segments of our business—due primarily to the global economic slowdown, our second quarter 2009 compared to first quarter 2009 sales volumes increased in all our segments. Second quarter 2009 average selling prices when compared with first quarter 2009 are mixed, with our Polyurethanes and Textile Effects segments being up, Advanced Materials segment being flat and Performance Products and Pigments segments being down. For more information, see "—Results of Operations" below.

        Our liquidity significantly improved in the three months ended June 30, 2009 as a result of the Texas Bank Litigation settlement and our ongoing efforts to manage working capital. Our previously announced program to reduce fixed costs by more than $150 million by the end of 2009 is progressing on target. For more information, see "—Liquidity and Capital Resources" below.

RECENT DEVELOPMENTS

Texas Bank Litigation Settlement Agreement

        On June 22, 2009, we entered into the Texas Bank Litigation Settlement Agreement. In accordance with the Texas Bank Litigation Settlement Agreement, the Banks paid us a cash payment of $632 million, purchased from Huntsman International the 2016 Senior Notes in the aggregate principal amount of $600 million, and provided Huntsman International with Term Loan C in the principal amount of $500 million. The 2016 Senior Notes and Term Loan C were recorded at a combined fair value of $864 million. Accordingly, we recognized a gain of $868 million in connection with the Texas Bank Litigation Settlement Agreement. For more information, see "Note 1. General—Recent Developments" and "Note 18. Income (Expenses) Associated with the Terminated Merger and Related Litigation," to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

2009 Cost Reduction Initiatives

        On January 22, 2009, we announced a company-wide initiative to reduce costs across all of our divisions and functions. Including steps taken during the fourth quarter of 2008, we expect to reduce our full-time employees by approximately 1,250 positions or 10% by year-end 2009. The number of full-time contractors working in our businesses are expected to be reduced by an additional 490 positions. Together, we expect these reductions to result in operating cost savings of approximately $150 million.

        As part of this initiative, our Board of Directors approved and, on January 22, 2009, we announced plans to close our titanium dioxide plant located in Grimsby, U.K. The Grimsby plant is our pigment segment's oldest and least efficient manufacturing plant and has an annual production capacity of 40,000 tons of titanium dioxide. The plant, which had a net book value of approximately $32 million at December 31, 2008, ceased pigment production during the first quarter of 2009. Approximately 200 full-time employees and contractors worked at the plant. Annual operating cost savings resulting from the plant's closure is expected to be approximately $28 million.

Redemption Notices

        On June 23, 2009, Huntsman International issued a notice of redemption to holders to redeem all of its 11.625% senior secured notes due October 2010. This redemption was completed on July 23, 2009. The total redemption payment, excluding accrued interest, was $305 million (including principal of $296 million and a call premium of $9 million). The principal amount of these notes is classified as Current portion of debt as of June 30, 2009 on the condensed consolidated balance sheets (unaudited) included elsewhere in this report.

        On July 3, 2009, Huntsman International issued a notice of redemption to holders to redeem all of its 11.5% senior notes due July 2012. This redemption was completed on August 3, 2009. The total redemption payment, excluding accrued interest, was $204 million (including principal of $198 million and call premium of $6 million). The principal amount of these notes is classified as current portion of debt as of June 30, 2009 on the condensed consolidated balance sheets (unaudited) included elsewhere in this report.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions):

Huntsman Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2009	2008		2009	2008
Revenues	$1,866	$2,896	(36)%	$3,559	$5,436	(35)%
Cost of goods sold	1,629	2,514	(35)%	3,177	4,687	(32)%

Gross profit	237	382	(38)%	382	749	(49)%
Operating expenses	235	277	(15)%	460	553	(17)%
Restructuring, impairment and plant closing costs	63	1	NM	77	5	NM

Operating (loss) income	(61)	104	NM	(155)	191	NM
Interest expense, net	(58)	(65)	(11)%	(113)	(130)	(13)%
Loss on accounts receivable securitization program	(6)	(5)	20%	(10)	(9)	11%
Equity in income of unconsolidated affiliates	1	4	(75)%	2	7	(71)%
Income (expenses) associated with the Terminated Merger and related litigation	844	(4)	NM	837	(9)	NM

Income from continuing operations before income taxes	720	34	NM	561	50	NM
Income tax expense	(311)	(21)	NM	(449)	(25)	NM

Income from continuing operations	409	13	NM	112	25	348%
(Loss) income from discontinued operations, net of tax	(3)	5	NM	—	4	NM
Extraordinary gain on the acquisition of a business, net of tax	—	9	NM	—	9	NM

Net income	406	27	NM	112	38	195%
Less net (income) loss attributable to noncontrolling interests	—	(3)	NM	4	(7)	NM

Net income attributable to Huntsman Corporation	406	24	NM	116	31	274%
Interest expense, net	58	65	(11)%	113	130	(13)%
Income tax expense from continuing operations	311	21	NM	449	25	NM
Income tax (benefit) expense from discontinued operations	(1)	2	NM	—	2	NM
Depreciation and amortization	100	98	2%	226	192	18%

EBITDA(1)	$874	$210	316%	$904	$380	138%

Net cash provided by operating activities				$1,009	$20	NM
Net cash used in investing activities				(120)	(291)	(59)%
Net cash provided by financing activities				747	255	193%

Huntsman International

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2009	2008		2009	2008
Revenues	$1,866	$2,896	(36)%	$3,559	$5,436	(35)%
Cost of goods sold	1,626	2,510	(35)%	3,169	4,679	(32)%

Gross profit	240	386	(38)%	390	757	(48)%
Operating expenses	232	276	(16)%	452	554	(18)%
Restructuring, impairment and plant closing costs	63	1	NM	77	5	NM

Operating (loss) income	(55)	109	NM	(139)	198	NM
Interest expense, net	(58)	(66)	(12)%	(113)	(131)	(14)%
Loss on accounts receivable securitization program	(6)	(5)	20%	(10)	(9)	11%
Equity in income of investment in unconsolidated affiliates	1	4	(75)%	2	7	(71)%

(Loss) income from continuing operations before income taxes	(118)	42	NM	(260)	65	NM
Income tax expense	(8)	(22)	(64)%	(154)	(28)	450%

(Loss) income from continuing operations	(126)	20	NM	(414)	37	NM
(Loss) income from discontinued operations, net of tax	(3)	5	NM	—	4	NM
Extraordinary gain on the acquisition of a business, net of tax	—	9	NM	—	9	NM

Net (loss) income	(129)	34	NM	(414)	50	NM
Less net (income) loss attributable to noncontrolling interests	—	(3)	NM	4	(7)	NM

Net (loss) income attributable to Huntsman International	(129)	31	NM	(410)	43	NM
Interest expense, net	58	66	(12)%	113	131	(14)%
Income tax expense from continuing operations	8	22	NM	154	28	450%
Income tax (benefit) expense from discontinued operations	(1)	2	NM	—	2	NM
Depreciation and amortization	94	92	2%	214	181	18%

EBITDA(1)	$30	$213	(86)%	$71	$385	(82)%

Net cash provided by operating activities				$199	$29	586%
Net cash used in investing activities				(131)	(354)	(63)%
Net cash provided by financing activities				1,131	309	266%

NM—Not Meaningful

        For each of our Company and Huntsman International, the following tables set forth certain items of income (expense) included in EBITDA (dollars in millions):

Huntsman Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Foreign exchange gains (losses)—unallocated	$7	$(6)	$9	$(10)
Loss on accounts receivable securitization program	(6)	(5)	(10)	(9)
Amounts included in discontinued operations	(4)	7	—	6
Acquisition expenses	—	—	(1)	—
Income (expenses) associated with the Terminated Merger and related litigation	844	(4)	837	(9)
Extraordinary gain on the acquisition of a business	—	9	—	9
Restructuring, impairment and plant closing costs:
Polyurethanes	(1)	—	(2)	—
Advanced Materials	(15)	—	(15)	—
Textile Effects	(10)	—	(9)	(1)
Performance Products	—	—	—	—
Pigments	(30)	—	(43)	(1)
Corporate and other	(7)	(1)	(8)	(3)

Total restructuring, impairment and plant closing costs	(63)	(1)	(77)	(5)

Total	$778	$—	$758	$(18)

Huntsman International

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Foreign exchange gains (losses)—unallocated	$7	$(6)	$9	$(10)
Loss on accounts receivable securitization program	(6)	(5)	(10)	(9)
Amounts included in discontinued operations	(4)	7	—	6
Acquisition expenses	—	—	(1)	—
Extraordinary gain on the acquisition of a business	—	9	—	9
Restructuring, impairment and plant closing costs:
Polyurethanes	(1)	—	(2)	—
Advanced Materials	(15)	—	(15)	—
Textile Effects	(10)	—	(9)	(1)
Performance Products	—	—	—	—
Pigments	(30)	—	(43)	(1)
Corporate and other	(7)	(1)	(8)	(3)

Total restructuring, impairment and plant closing costs	(63)	(1)	(77)	(5)

Total	$(66)	$4	$(79)	$(9)

(1)
EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by GAAP. Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared with prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

        We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA.

        For each of our Company and Huntsman International, the following tables reconcile EBITDA to net income (loss) attributable to Huntsman Corporation or Huntsman International LLC, as appropriate, and to net cash provided by operations (dollars in millions):

Huntsman Corporation

	Six Months Ended June 30,
			Percent Change
	2009	2008
EBITDA	$904	$380	138%
Depreciation and amortization	(226)	(192)	18%
Interest expense, net	(113)	(130)	(13)%
Income tax expense from continuing operations	(449)	(25)	NM
Income tax expense from discontinued operations	—	(2)	NM

Net income attributable to Huntsman Corporation	116	31	274%
Net (loss) income attributable to noncontrolling interests	(4)	7	NM

Net income	112	38	195%
Extraordinary gain on the acquisition of a business, net of tax	—	(9)	NM
Equity in income of investment in unconsolidated affiliates	(2)	(7)	(71)%
Dividends received from unconsolidated affiliates	—	11	NM
Depreciation and amortization	226	192	18%
(Gain) loss on disposal of assets	(1)	4	NM
Noncash restructuring, impairment and plant closing costs	5	2	150%
Noncash interest expense	5	2	150%
Deferred income taxes	255	—	NM
Unrealized loss on foreign currency transactions	—	20	NM
Other, net	13	6	117%
Changes in operating assets and liabilities	396	(239)	NM

Net cash provided by operating activities	$1,009	$20	NM

Huntsman International

	Six Months Ended June 30,
			Percent Change
	2009	2008
EBITDA	$71	$385	(82)%
Depreciation and amortization	(214)	(181)	18%
Interest expense, net	(113)	(131)	(14)%
Income tax expense from continuing operations	(154)	(28)	450%
Income tax expense from discontinued operations	—	(2)	NM

Net (loss) income attributable to Huntsman International	(410)	43	NM
Net (loss) income attributable to noncontrolling interests	(4)	7	NM

Net (loss) income	(414)	50	NM
Extraordinary gain on the acquisition of a business, net of tax	—	(9)	NM
Equity in income of investment in unconsolidated affiliates	(2)	(7)	(71)%
Dividends received from unconsolidated affiliates	—	11	NM
Depreciation and amortization	214	181	18%
(Gain) loss on disposal of assets	(1)	4	NM
Noncash restructuring, impairment and plant closing costs	5	2	150%
Noncash interest expense	12	2	500%
Deferred income taxes	143	4	NM
Unrealized loss on foreign currency transactions	—	20	NM
Other, net	9	7	29%
Changes in operating assets and liabilities	233	(236)	NM

Net cash provided by operating activities	$199	$29	586%

    NM—Not Meaningful

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

        For the three months ended June 30, 2009, net income attributable to Huntsman Corporation was $406 million on revenues of $1,866 million, compared with net income attributable to Huntsman Corporation of $24 million on revenues of $2,896 million for the 2008 period. For the three months ended June 30, 2009, the net loss attributable to Huntsman International LLC was $129 million on revenues of $1,866 million, compared with net income attributable to Huntsman International LLC of $31 million on revenues of $2,896 million for the 2008 period. The increase of $382 million in net income attributable to Huntsman Corporation and the decrease of $160 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the three months ended June 30, 2009 decreased by $1,030 million, or 36%, as compared with the 2008 period due principally to lower sales volumes and lower average selling prices in all of our segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2009 decreased by $145 million and $146 million, respectively, or 38% each, as compared with the 2008 period as a result of lower gross profit in all of our segments. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2009 decreased by $42 million and $44 million, respectively, or 15% and 16%, respectively, as compared with the 2008 period. Operating expenses decreased by $24 million due to the impact of translating foreign currency amounts to the U.S. dollar as the

    U.S. dollar strengthened versus other relevant currencies and from cost reduction efforts in response to the worldwide economic slowdown.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2009 increased to $63 million from $1 million in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended June 30, 2009 decreased by $7 million and $8 million, respectively, or 11% and 12%, respectively, as compared with the 2008 period. This decrease was primarily due to lower average interest rates.

  •
  Income (expense) associated with the Terminated Merger and related litigation for the three months ended June 30, 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related professional fees and employee retention bonuses of $24 million. During the three months ended June 30, 2008 we incurred professional fees and board of directors' fees related to the Terminated Merger of $4 million. For more information regarding the Texas Bank Litigation Settlement Agreement and these Terminated Merger and related litigation expenses, see "Note 1. General—Recent Developments—Texas Bank Litigation Settlement Agreement" and "Note 18. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  For the three months ended June 30, 2009, our income tax expense increased by $290 million and Huntsman International's tax expense decreased by $14 million, as compared with the same period in 2008. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. During the three months ended June 30, 2009, we recorded tax expense of $313 million related to the net $844 million of income related to the Terminated Merger and related litigation. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the three months ended June 30, 2009, we recorded an after tax loss from discontinued operations of $3 million related primarily to the revaluation of product exchange liabilities associated with our former base chemicals business. During the three months ended June 30, 2008, we recorded after tax income from discontinued operations of $5 million related principally to sales and use tax settlements and post-closing adjustments associated with our former base chemicals and polymers businesses. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The 2008 gain on the acquisition of a business relates to the June 30, 2006 Textile Effects Acquisition. During the three months ended June 30, 2008, we recorded an extraordinary gain on acquisition of $9 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary. For more information, see "Note 3. Business Combinations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Three Months Ended June 30,
			Percent Change
	2009	2008
Revenues
Polyurethanes	$695	$1,161	(40)%
Advanced Materials	255	427	(40)%
Textile Effects	179	262	(32)%
Performance Products	482	725	(34)%
Pigments	254	321	(21)%
Corporate and Other	20	43	(53)%
Eliminations	(19)	(43)	(56)%

Total	$1,866	$2,896	(36)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$86	$148	(42)%
Advanced Materials	(1)	46	NM
Textile Effects	(20)	4	NM
Performance Products	37	51	(27)%
Pigments	(26)	8	NM
Corporate and Other	802	(54)	NM

Subtotal	878	203	333%
Discontinued operations	(4)	7	NM

Total	$874	$210	316%

Huntsman International
Segment EBITDA
Polyurethanes	$86	$148	(42)%
Advanced Materials	(1)	46	NM
Textile Effects	(20)	4	NM
Performance Products	37	51	(27)%
Pigments	(26)	8	NM
Corporate and Other	(42)	(51)	(18)%

Subtotal	34	206	(83)%
Discontinued operations	(4)	7	NM

Total	$30	$213	(86)%

	Average Selling Price	Sales Volumes
Current Year-Over-Prior Year Decrease
Polyurethanes	(27)%	(18)%
Advanced Materials	(10)%	(34)%
Textile Effects	(7)%	(27)%
Performance Products(1)	(24)%	(13)%
Pigments	(7)%	(15)%

	Average Selling Price	Sales Volumes
Current Quarter-Over-Prior Quarter Increase (Decrease)
Polyurethanes	2%	14%
Advanced Materials	—	—
Textile Effects	3%	14%
Performance Products(1)	(6)%	2%
Pigments	(3)%	33%

(1)
Excludes revenues and sales volumes from tolling arrangements.

NM—Not meaningful

Polyurethanes

        The decrease in revenues in the Polyurethanes segment for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to lower MDI sales volumes and overall lower average selling prices. MDI sales volumes decreased primarily due to lower demand in Europe and Americas but showed year-on-year improvement in Asia. Effects of the worldwide economic slowdown continue to affect global demand. MDI average selling prices decreased primarily due to competitive pressures, lower raw material costs and effects of the U.S. dollar against the Euro. PO and MTBE sales volumes decreased as a result of the worldwide economic slowdown, and average selling prices decreased with lower raw material costs. The decrease in EBITDA in the Polyurethanes segment was primarily the result of lower MDI sales volumes, partially offset by higher MTBE margins.

Advanced Materials

        The decrease in revenues in the Advanced Materials segment for the three months ended June 30, 2009 compared to the same period in 2008 was due to a decrease in both sales volumes and average selling prices. Sales volumes decreased across all regions and all major markets due to the worldwide economic slowdown. Average selling prices in our base resins market decreased in response to lower raw material costs while average selling prices in our formulations and specialty components markets decreased primarily as a result of the strength of the U.S. dollar against major European currencies. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and operating costs. During the three months ended June 30, 2009 and 2008, our Advanced Materials segment recorded restructuring and plant closing charges of $15 million and nil, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Textile Effects

        The decrease in revenues in the Textile Effects segment for the three months ended June 30, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand for apparel and home textile products, as well as specialty textiles products, in all regions as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, the Indian rupee and Brazilian real, as local currency selling prices were higher in Asia and the Americas. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and fixed costs. During the three months ended June 30, 2009 and 2008, our Textile Effects segment recorded restructuring and plant closing charges of $10 million and nil, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        The decrease in revenues in the Performance Products segment for the three months ended June 30, 2009 compared to the same period in 2008 was due to lower average selling prices and lower sales volumes. The decrease in average selling prices was driven principally by lower raw material costs but also by the strengthening of the US dollar against major European currencies and the Australian dollar. Sales volumes decreased primarily from lower demand for all product lines as a result of the worldwide economic slowdown. EBITDA decreased due to the effect of lower sales volumes, partially offset by higher margins as raw material costs fell faster than selling prices.

Pigments

        The decrease in revenues in the Pigments segment for the three months ended June 30, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand in all regions as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies. The decrease in EBITDA in the Pigments segment was primarily due to lower sales volumes and higher restructuring and plant closing costs, partially offset by lower operating costs. During the three months ended June 30, 2009 and 2008, our Pigments segment recorded restructuring and plant closing charges of $30 million and nil, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes the results of our Australia styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (expenses) associated with the Terminated Merger and related litigation, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the three months ended June 30, 2009, the total of these items was earnings of $802 million compared to a loss of $54 million in the 2008 period. The increase in EBITDA from Corporate and Other for the three months ended June 30, 2009 resulted primarily from a $848 million increase in income (expense) associated with the Terminated Merger and related litigation ($844 million income in the 2009 period compared to $4 million expense in the 2008 period). For more information regarding income (expense) associated with the Terminated Merger and related litigation, see "Note 1. General—Recent Developments—Texas Bank Litigation Settlement Agreement" and "Note 18. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, EBITDA increased from a $3 million increase in income attributable to noncontrolling interests, a $13 million increase in unallocated foreign exchange gains ($7 million in gains in the 2009 period versus $6 million in losses in the 2008 period), and a $6 million increase in EBITDA from the Australia styrenics business ($2 million earnings in the 2009 period versus a $4 million loss in the 2008 period). These increases to EBITDA were partially offset by a $6 million increase in restructuring charges during the 2009 period and a $9 million gain on the Textile Effects Acquisition in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business

Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and Other includes the results of our Australia styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the three months ended June 30, 2009, the total of these items was a loss of $42 million compared to a loss of $51 million in the 2008 period. The increase in EBITDA from Corporate and Other for the three months ended June 30, 2009 resulted primarily from an $3 million increase in income attributable to noncontrolling interests, a $13 million increase in unallocated foreign exchange gains ($7 million in gains in the 2009 period versus $6 million in losses in the 2008 period), and a $6 million increase in EBITDA from the Australia styrenics business ($2 million income in the 2009 period versus $4 million in losses in the 2008 period). These increases to EBITDA were partially offset by a $6 million increase in restructuring charges during the 2009 period and a $9 million gain on the Textile Effects Acquisition in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

        For the six months ended June 30, 2009, net income attributable to Huntsman Corporation was $116 million on revenues of $3,559 million, compared with net income attributable to Huntsman Corporation of $31 million on revenues of $5,436 million for the 2008 period. For the six months ended June 30, 2009, the net loss attributable to Huntsman International LLC was $410 million on revenues of $3,559 million, compared with net income attributable to Huntsman International LLC of $43 million on revenues of $5,436 million for the 2008 period. The increase of $85 million in net income attributable to Huntsman Corporation and the decrease of $453 million in net income attributable to Huntsman International LLC was the result of the following items:

  •
  Revenues for the six months ended June 30, 2009 decreased by $1,877 million, or 35%, as compared with the 2008 period due principally to lower sales volumes and lower average selling prices in all of our segments. For more information, see "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2009 decreased by $367 million each, or 49% and 48%, respectively, as compared with the 2008 period. Lower gross profit in our Polyurethanes, Advanced Materials, Textile Effects and Pigments segments was offset somewhat by higher gross profit in our Performance Products segment. For more information, see "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2009 decreased by $93 million and $102 million, respectively, or 17% and 18%, respectively, as compared with the 2008 period. Operating expenses decreased by $40 million due to the impact of translating foreign currency amounts to the U.S. dollar as the U.S. dollar strengthened versus other relevant currencies. Also contributing to lower operating expenses was an $18 million increase in foreign exchange gains ($6 million of gains in the 2009 period as compared with $12 million of losses in the 2008 period) and from cost reduction efforts in response to the worldwide economic slowdown.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2009 increased to $77 million from $5 million in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our net interest expense and the net interest expense of Huntsman International for the six months ended June 30, 2009 decreased by $17 million and $18 million, respectively, or 13% and 14%, respectively, as compared with the 2008 period. This decrease was primarily due to lower average interest rates.

  •
  Income (expense) associated with the Terminated Merger and related litigation for the six months ended June 30, 2009 consisted primarily of an $868 million gain related to the Texas Bank Litigation Settlement Agreement, offset in part by litigation-related professional fees and employee retention bonuses of $31 million. During the six months ended June 30, 2008 we incurred professional fees and board of directors' fees related to the Terminated Merger of $9 million. For more information regarding the Texas Bank Litigation Settlement Agreement and these Terminated Merger and related litigation expenses, see "Note 1. General—Recent Developments—Texas Bank Litigation Settlement Agreement" and "Note 18. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  Our income tax expense and Huntsman International's tax expense for the six months ended June 30, 2009 increased by $424 million and $126 million, respectively, as compared with the same period in 2008. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. During the six months ended June 30, 2009, we recorded tax expense of $310 million related to the net $837 million of income related to the Terminated Merger and related litigation. During the six months ended June 30, 2009, we and Huntsman International recorded a valuation allowance of $146 million and $156 million, respectively, against the net deferred tax assets in the U.K. During the three months ended June 30, 2008, we and Huntsman International recorded a decrease in unrecognized tax benefits for the effective settlement of examinations with a corresponding income tax benefit of $18 million. For further information concerning taxes, see "Note 19. Income Taxes" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  During the six months ended June 30, 2008, we recorded after tax income from discontinued operations of $4 million related primarily to sales tax settlements associated with our former base chemicals business. For more information, see "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

  •
  The 2008 gain on the acquisition of a business relates to the June 30, 2006 acquisition of our textile effects business. During the six months ended June 30, 2008, we recorded an extraordinary gain on acquisition of $9 million related to the reversal of accruals for certain employee termination costs recorded in connection with the Textile Effects Acquisition that were no longer deemed necessary. For more information, see "Note 3. Business Combinations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Segment Analysis

	Six Months Ended June 30,
			Percent Change
	2009	2008
Revenues
Polyurethanes	$1,295	$2,163	(40)%
Advanced Materials	512	806	(36)%
Textile Effects	331	505	(34)%
Performance Products	982	1,356	(28)%
Pigments	450	606	(26)%
Corporate and Other	34	83	(59)%
Eliminations	(45)	(83)	(46)%

Total	$3,559	$5,436	(35)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$112	$280	(60)%
Advanced Materials	9	86	(90)%
Textile Effects	(31)	3	NM
Performance Products	118	104	13%
Pigments	(55)	18	NM
Corporate and Other	751	(117)	NM

Subtotal	904	374	142%
Discontinued operations	—	6	NM

Total	$904	$380	138%

Huntsman International
Segment EBITDA
Polyurethanes	$112	$280	(60)%
Advanced Materials	9	86	(90)%
Textile Effects	(31)	3	NM
Performance Products	118	104	13%
Pigments	(55)	18	NM
Corporate and Other	(82)	(112)	(27)%

Subtotal	71	379	(81)%
Discontinued operations	—	6	NM

Total	$71	$385	(82)%

	Average Selling Price	Sales Volumes
Current Year-Over-Prior Year Decrease
Polyurethanes	(27)%	(18)%
Advanced Materials	(9)%	(30)%
Textile Effects	(6)%	(30)%
Performance Products(1)	(19)%	(12)%
Pigments	(5)%	(22)%

(1)
Excludes revenues and sales volumes from tolling arrangements.

NM—Not meaningful

Polyurethanes

        The decrease in revenues in the Polyurethanes segment for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to lower MDI sales volumes and overall lower average selling prices. MDI sales volumes decreased due to lower demand in all regions and across all major markets as a result of the worldwide economic slowdown. MDI average selling prices decreased primarily due to competitive pressures, lower raw material costs and the effects of the U.S. dollar against the Euro. PO and MTBE sales volumes decreased as a result of the worldwide economic slowdown, and average selling prices decreased with lower raw material costs. The decrease in EBITDA in the Polyurethanes segment was primarily the result of lower MDI sales volumes and margins, partially offset by higher MTBE margins.

Advanced Materials

        The decrease in revenues in the Advanced Materials segment for the six months ended June 30, 2009 compared to the same period in 2008 was due to a decrease in both sales volumes and average selling prices. Sales volumes decreased across all regions and all major markets due to the worldwide economic slowdown. Average selling prices in our base resins market decreased in response to lower raw material costs while average selling prices in our formulations and specialty components markets decreased primarily as a result of the strength of the U.S. dollar against major European currencies. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and operating costs. During the six months ended June 30, 2009 and 2008, our Advanced Materials segment recorded restructuring and plant closing charges of $15 million and nil, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Textile Effects

        The decrease in revenues in the Textile Effects segment for the six months ended June 30, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand for apparel and home textile products, as well as specialty textiles products, in all regions as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, the Indian rupee and Brazilian real, as local currency selling prices were higher in Asia and the Americas. The decrease in EBITDA was primarily due to lower sales volumes and higher restructuring costs, partially offset by lower raw material and fixed costs. During the six months ended June 30, 2009 and 2008, our Textile Effects segment recorded restructuring and plant closing charges of $9 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Performance Products

        The decrease in revenues in the Performance Products segment for the six months ended June 30, 2009 compared to the same period in 2008 was due to lower average selling prices and lower sales volumes. The decrease in average selling prices was driven principally by lower raw material costs and the strengthening of the US dollar against major European currencies and the Australian dollar. Sales volumes decreased primarily from lower demand for all product lines as a result of the worldwide economic slowdown. EBITDA increased due to higher margins as raw material costs fell faster than selling prices, partially offset by the effect of lower sales volumes.

Pigments

        The decrease in revenues in the Pigments segment for the six months ended June 30, 2009 compared to the same period in 2008 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower demand in all regions as a result of the worldwide economic slowdown. Average selling prices decreased primarily as a result of the strength of the U.S. dollar against major European currencies, as local currency selling prices in Asia and North America were higher. The decrease in EBITDA in the Pigments segment was primarily due to lower sales volumes and higher restructuring and plant closing costs. During the six months ended June 30, 2009 and 2008, our Pigments segment recorded restructuring and plant closing charges of $43 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman Corporation

        Corporate and Other includes the results of our Australia styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (expenses) associated with the Terminated Merger and related litigation, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the six months ended June 30, 2009, the total of these items was earnings of $751 million compared to a loss of $117 million in the 2008 period. The increase in EBITDA from Corporate and Other for the six months ended June 30, 2009 resulted primarily from a $846 million increase in income (expenses) associated with the Terminated Merger and related litigation ($837 million income in the 2009 period compared to $9 million expense in the 2008 period). For more information regarding income (expenses) associated with the Terminated Merger and related litigation, see "Note 1. General—Recent Developments—Texas Bank Litigation Settlement Agreement" and "Note 18. Income (Expenses) Associated with the Terminated Merger and Related Litigation" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. Additionally, the increase was due to an $11 million increase in income attributable to noncontrolling interests, a $19 million increase in unallocated foreign exchange gains ($9 million in gains in the 2009 period versus $10 million in losses in the 2008 period), and a $4 million increase in EBITDA from the Australia styrenics business ($5 million loss in the 2009 period versus $9 million in losses in the 2008 period). These increases to EBITDA were partially offset by a $5 million increase in restructuring charges during the 2009 period and a $9 million gain on the Textile Effects Acquisition in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Corporate and Other—Huntsman International

        Corporate and Other includes the results of our Australia styrenics business, unallocated foreign exchange gains and losses, unallocated corporate overhead, loss on accounts receivable securitization program, income (loss) attributable to noncontrolling interests, unallocated restructuring costs, extraordinary gain on the acquisition of a business and non-operating income and expense. For the six months ended June 30, 2009, the total of these items was a loss of $82 million compared to a loss of $112 million in the 2008 period. The increase in EBITDA from Corporate and Other for the six months ended June 30, 2009 resulted primarily from an $11 million increase in income attributable to noncontrolling interests and a $19 million increase in unallocated foreign exchange gains ($9 million in gains in the 2009 period versus $10 million in losses in the 2008 period) and a $4 million increase in EBITDA from the Australia styrenics business ($5 million loss in the 2009 period versus $9 million in losses in the 2008 period). Additionally, the increase is due to lower administrative fees from Huntsman Corporation to Huntsman International of $7 million. These increases to EBITDA were partially offset by a $5 million increase in restructuring charges during the 2009 period and a $9 million gain on the Textile Effects Acquisition in the 2008 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. For more information regarding extraordinary gain associated with the Textile Effects Acquisition, see "Note 3. Business Combinations—Textile Effects Acquisition" to our condensed consolidated financial statements (unaudited) included.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 was $1,009 million and $20 million, respectively. The increase in cash provided by operating activities was primarily attributable to settlement proceeds received in connection with the Texas Bank Litigation Settlement Agreement and by a $635 million favorable variance in operating assets and liabilities changes for the six months ended June 30, 2009 as compared with the same period in 2008. These increases to cash provided by operating activities were offset in part by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was $120 million and $291 million, respectively. During the six months ended June 30, 2009 and 2008, we paid $100 million and $224 million, respectively, for capital expenditures. This reduction in capital expenditures was largely attributable to higher 2008 spending on various projects, including the maleic anhydride expansion at our Geismar, Louisiana site, as well as the expansion at our Greatham, U.K. titanium dioxide facility. During the six months ended June 30, 2009, we paid $24 million for the Baroda acquisition. For more information, see "Note 3. Business Combinations—Baroda Acquisition" to our condensed consolidated financial statements included elsewhere in this report. During the six months ended June 30, 2009 and 2008, we received $1 million and $2 million, respectively, from the sale of assets. During the six months ended June 30, 2008, we made payments of $28 million related to certain expenditures for the rebuild of our former Port Arthur, Texas facility, resulting in an adjustment to the sales proceeds. See "Note 20. Discontinued Operations" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. During the six months ended June 30, 2008, we contributed $44 million to our ethyleneamines joint venture in Saudi Arabia.

        Net cash provided by financing activities for the six months ended June 30, 2009 was $747 million as compared with $255 million of net cash provided by financing activities in the 2008 period. This increase in net cash provided by financing activities was primarily due to the 2016 Senior Notes and Term Loan C issued in connection with the Texas Bank Litigation Settlement Agreement.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2009	December 31, 2008	Increase (Decrease)	Percent Change
Cash and cash equivalents	$2,295	$657	$1,638	249%
Restricted cash	6	5	1	20%
Accounts receivable, net	946	913	33	4%
Inventories, net	1,162	1,500	(338)	(23)%
Prepaid expenses	26	45	(19)	(42)%
Deferred income taxes	18	21	(3)	(14)%
Other current assets	96	99	(3)	(3)%

Total current assets	4,549	3,240	1,309	40%

Accounts payable	636	747	(111)	(15)%
Accrued liabilities	558	580	(22)	(4)%
Income taxes payable	212	37	175	473%
Deferred income taxes	36	36	—	—
Current portion of debt	691	205	486	237%

Total current liabilities	2,133	1,605	528	33%

Working capital	$2,416	$1,635	$781	48%

        Our working capital increased by $781 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $1,638 million resulted from the matters identified in the condensed consolidated statements of cash flows (unaudited) included elsewhere in this report.

  •
  Inventories decreased by $338 million mainly due to lower inventory quantities resulting from lower production to match reduced demand due to the worldwide economic weakness and from lower inventory costs.

  •
  The decrease in accounts payable of $111 million was primarily due to lower purchases as reflected in inventory.

  •
  Income taxes payable increased by $175 million principally due to an increase in income taxes payable on the gain associated with the Texas Bank Settlement Agreement.

  •
  Current portion of debt increased by $486 million primarily as a result of the reclassification of $296 million of senior secured notes due 2010 and $198 million of senior unsecured notes due 2012, for which Huntsman International has issued notices of redemption.

Direct and Subsidiary Debt

        Our direct debt and guarantee obligations consist of our Convertible Notes, guarantees of certain debt of HPS and SLIC, our Chinese MDI joint ventures, guarantees of certain debt of our Saudi Joint Venture and certain indebtedness incurred from time to time to finance certain insurance premiums. We have no other direct debt or guarantee obligations, and all of the additional debt discussed below has been incurred by our subsidiaries (primarily Huntsman International); such subsidiary debt is nonrecourse to us and we have no contractual obligation to fund our subsidiaries' respective operations.

Transactions Affecting our Senior Credit Facilities

        Pursuant to the Texas Bank Litigation Settlement Agreement, on June 22, 2009 Huntsman International entered into the Amendment, which provides for Term Loan C in an amount equal to $500 million. Term Loan C matures on June 30, 2016.

        As of June 30, 2009, our Senior Credit Facilities consisted of (i) the $650 million Revolving Facility (ii) the $1,524 million term loan B facility ("Term Loan B"); and (iii) the $500 million (recorded at $439 million fair value) Term Loan C (collectively with Term Loan B, the "Dollar Term Loans"). As of June 30, 2009, we had no borrowings outstanding under our Revolving Facility, and we had approximately $31 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility. The Revolving Facility matures in August 2010, Term Loan B matures in 2014 and Term Loan C matures in 2016; provided, however, that the maturities of the Revolving Facility and the Dollar Term Loans will accelerate if we do not repay or refinance all but $100 million of our outstanding debt securities on or before three months prior to the maturity dates of such debt securities.

        Our Senior Credit Facilities are subject to a single financial covenant, the Leverage Covenant, which applies only to the Revolving Facility. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). On April 16, 2009, Huntsman International entered into the Waiver with respect to the Leverage Covenant.

        The Leverage Covenant, as amended pursuant to the Waiver, requires that the maximum senior secured leverage ratio does not exceed 5.00 to 1.00. In addition, the Waiver modifies the calculation used to determine compliance with the Leverage Covenant as follows:

  •
  by permitting us to add back to "Consolidated EBITDA" any lost profits that are attributable to hurricanes Gustav and Ike that occurred in 2008 (such amounts being $49 million and $18 million for the third and fourth quarters, respectively, of 2008); and

  •
  by modifying the definition of "Permitted Non-Cash Impairment and Restructuring Charges" by replacing a reference to $100 million with $200 million for permitted cash charges to be added back to "Consolidated EBITDA".

The Waiver is effective from April 16, 2009 through June 30, 2010.

        As consideration for the Waiver, Huntsman International agreed to increase the interest paid on the Revolving Facility by 225 basis points from LIBOR plus 1.75% to LIBOR plus 4% and to increase the applicable unused fee by 25 basis points from 0.5% to 0.75%. In addition, during the Wavier period, Huntsman International agreed to not:

  •
  request a borrowing under the Revolving Facility during the next succeeding fiscal quarter if compliance with the senior secured leverage ratio, as agreed to in the Waiver, is not met in any fiscal quarter;

  •
  repay or make any payment of principal or interest under the Intercompany Note if there are outstanding borrowings under the Revolving Facility or to reduce the principal amount outstanding under the Intercompany Note to less than $525 million; and

  •
  make any restricted payments in an aggregate amount greater than the sum of $100 million plus Available Equity Proceeds (as defined in the Credit Agreement) received by Huntsman International.

        At the present time, borrowings under the Revolving Facility, Term Loan B and Term Loan C bear interest at LIBOR plus 4%, LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. However, the applicable interest rate of Term Loan B is subject to a reduction to LIBOR plus 1.5% upon achieving certain secured leverage ratio thresholds.

        During the six months ended June 30, 2009, we paid the annual scheduled repayment of $16 million on our Term Loan B. Inclusive of this repayment, we made net borrowings on our debt of approximately $798 million during the six months ended June 30, 2009, excluding our off-balance sheet accounts receivable securitization program (the "A/R Securitization Program").

2016 Senior Notes

        Pursuant to the Texas Bank Litigation Settlement Agreement, on June 22, 2009, Huntsman International entered into the Note Purchase Agreement with the Banks, pursuant to which the Banks purchased the 2016 Senior Notes from Huntsman International. The 2016 Senior Notes are senior unsecured obligations of Huntsman International and are guaranteed by certain subsidiaries named as guarantors. The 2016 Senior Notes were issued in a transaction exempt from the registration requirements of the Securities Act of 1933.

        As of June 30, 2009 we had outstanding $600 million (recorded at $425 million fair value) of 2016 Senior Notes. The 2016 Senior Notes bear interest at the rate of 5.5% per annum payable semi-annually on June 30 and December 31, beginning on December 31, 2009. The 2016 Senior Notes will mature on June 30, 2016. Huntsman International may redeem the 2016 Senior Notes in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days' notice, at a redemption price equal to the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption. The 2016 Senior Notes are governed by an indenture imposing certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, enter into certain transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets or adopt a plan of liquidation.

        Upon the occurrence of certain change of control events, holders of the 2016 Senior Notes will have the right to require that Huntsman International purchase all or a portion (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of such holder's 2016 Senior Notes in cash pursuant to the offer described by Huntsman International, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Redemption Notices

        On June 23, 2009, Huntsman International issued a notice of redemption to holders to redeem all of its 11.625% senior secured notes due October 2010. This redemption was completed on July 23, 2009. The total redemption payment, excluding accrued interest was $305 million, which included principal of $296 million and a call premium of $9 million. The principal amount of these notes is classified as current portion of debt as of June 30, 2009 on the accompanying condensed consolidated balance sheets (unaudited).

        On July 3, 2009, Huntsman International issued a notice of redemption to holders to redeem all of its 11.5% senior notes due July 2012. This redemption was completed on August 3, 2009. The total redemption payment, excluding accrued interest was $204 million, which included principal of $198 million and a call premium of $6 million. The principal amount of these notes is classified as current portion of debt as of June 30, 2009 on the accompanying condensed consolidated balance sheets (unaudited).

Other Debt (India)

        In connection with the acquisition of Baroda for approximately $35 million on June 23, 2009, a portion of the purchase price was funded through local financing and from liquidity available from our subsidiaries located in India. As of June 30, 2009, our Indian entities had combined debt outstanding of $21 million U.S. dollar equivalents. This debt is comprised of various facilities including approximately $16 million (U.S. dollar equivalents) in working capital facilities that are callable on demand and a five year term loan facility of approximately $5 million (U.S. dollar equivalents). See "Note 3. Business Combinations."

COMPLIANCE WITH COVENANTS

        We are in compliance with the financial covenants contained in the agreements governing our debt instruments, including our Senior Credit Facilities, our A/R Securitization Program and the indentures governing our notes. Our Revolving Facility under our Senior Credit Facilities contains one financial maintenance covenant for net secured leverage to EBITDA each as defined in the agreement. As of June 30, 2009, Huntsman International maintained an adequate cushion for this maximum net secured leverage ratio test that requires that net secured leverage be no more than five times. Huntsman International also maintained adequate headroom under the financial covenants in its A/R Securitization Program.

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2009, we had $2,957 million of combined cash and unused borrowing capacity, consisting of $2,301 million in cash and restricted cash, $619 million in availability under our Revolving Facility, $21 million attributable to our European overdraft facility and $16 million in availability under our A/R Securitization Program.

        During the second quarter of 2009, we received settlement proceeds pursuant to the Texas Bank Litigation Settlement Agreement including $632 million of cash that includes reimbursement of $12 million of our litigation costs. In addition, Huntsman International received $600 million of 2016 Senior Notes and $500 million of Term Loan C financing. Subsequent to the quarter ended June 30, 2009 we issued notices of redemption to: i) holders of our 11.625% senior secured notes due October 2010 that was completed on July 23, 2009 and ii) holders of our 11.5% senior notes due July 2012 that was completed on August 3, 2009. The total redemption payments, excluding accrued interest, were a combined total of $509 million, including principal of $494 million and a call premium of $15 million. We further anticipate to pay taxes associated with the Texas Bank Litigation Settlement Agreement of approximately $185 million. Had these redemption and tax payments been made on June 30, 2009, combined cash and unused borrowing capacity would have been $2,263 million as of June 30, 2009.

        Excluding the notes classified as current portion of debt for which redemptions have occurred subsequent to June 30, 2009, we currently have $198 million classified as current portion of debt. As of June 30, 2009, current portion of debt includes various short term facilities including but not limited to our HPS draft discounting facility in China that had amounts outstanding of $53 million, our Australian credit facilities of $34 million and certain other short term facilities totaling $42 million, the majority of which, although we cannot provide assurances, we intend to renew or extend in the current period.

        Our liquidity can be significantly impacted by various factors. Concerning changes in working capital components, for the six months ended June 30, 2009, our accounts receivable and inventory, net of accounts payable, decreased by approximately $245 million, as reflected in our condensed consolidated statement of cash flows (unaudited) included elsewhere in this report. In addition, during the six months ended June 30, 2009, amounts outstanding under our A/R Securitization Program decreased by $83 million (from $446 million as of December 31, 2008 to $363 million as of June 30,

2009). These changes in working capital components and the A/R Securitization Program were a result of various factors such as market demand, changes in foreign currencies, seasonality, global economic weakness, and the effects of such factors on sales prices and inventory costs.

        We expect volatility in our working capital components to continue in 2009. We have implemented, and plan to implement, various restructuring programs under which we expect to spend approximately $125 million through 2009. During the six months ended June 30, 2009, we spent $51 million related to current restructuring initiatives. For a discussion of restructuring, impairment and plant closing costs, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        On April 29, 2006, we experienced fire damage at our Port Arthur, Texas facility. This facility has been subsequently rebuilt and sold. In connection with this fire damage, we have received partial insurance proceeds to date of $365 million. We have claimed an additional approximately $243 million plus interest as of June 30, 2009 as presently due and owing and unpaid under our insurance policy. Binding arbitration to settle this claim is now targeted to occur in November of 2009. Collections on this insured loss, if any, will represent additional income for us upon final settlement, and will be used to repay secured debt in accordance with relevant provisions of our debt agreements. See "Note 14. Commitments and Contingencies—Port Arthur Plant Fire Insurance Litigation" and "Note 17. Casualty Losses and Insurance Recoveries—Port Arthur, Texas Plant Fire" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        As of June 30, 2009, the amount outstanding under our A/R Securitization Program was $363 million compared with $446 million at December 31, 2008. Because of various factors such as market demand, lower pricing and changes in foreign currency rates, the underlying effective capacity of the program has declined. This facility fluctuates in capacity depending on the program's eligible receivables base which is influenced by such factors as market demand, pricing and foreign currency rates. Although we can make no assurances, we are in discussions to extend the A/R Securitization Program beyond its stated maturity of November 12, 2009. See "Note 9. Securitization of Accounts Receivable" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

        During the six months ended June 30, 2009, we made contributions to our pension and postretirement benefit plans of $61 million. During the remainder of 2009, we expect to contribute an additional amount of $71 million to these plans.

Capital Expenditures

        We incurred capital expenditures of $100 million for the six months ended June 30, 2009 as compared with $224 million in the 2008 period. This decrease of $124 million is largely attributable to higher 2008 spending on various projects including the new maleic anhydride facility at our Geismar, Louisiana site, as well as the expansion at our Greatham, U.K. titanium dioxide facility.

        We expect to finance our capital expenditure commitments through a combination of cash flows from operations and financing arrangements. We expect to spend, in total, approximately $215 million on capital projects in 2009.

Off-Balance Sheet Arrangements

Receivables Securitization

        For a discussion of our A/R Securitization Program, see "Note 9. Securitization of Accounts Receivable" to our condensed consolidated financial statements (unaudited) included elsewhere in this report. As a result of recent accounting guidance, the Receivables Trust may be required to be consolidated as of January 1, 2010. See "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Guarantees

        On September 19, 2003, SLIC obtained secured financing for the construction of production facilities. SLIC obtained various committed loans in the aggregate amount of approximately $230 million (U.S. dollar equivalents). As of June 30, 2009, there were $61 million and RMB 759 million (approximately $111 million) in outstanding borrowings under these facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and 90% of the Peoples Bank of China rate for RMB borrowings. The loans are secured by substantially all the assets of SLIC and will be paid in 16 semiannual installments (of which 11 installments remain), which began on June 30, 2007. We unconditionally guarantee 35% of any amounts due and unpaid by SLIC under the loans described above (except for the VAT facility which is not guaranteed). Our guarantee remains in effect until SLIC has met certain conditions. The conditions outstanding include completion of the building and equipment mortgage registrations, which are progressing as planned, and maintaining a debt service coverage ratio of at least 1:1 at the time such registrations are completed. We have estimated that the fair value of this guarantee is nil as of the closing of the transaction and, accordingly, no amounts have been recorded.

        Our unconsolidated Saudi Joint Venture obtained various loan commitments in the aggregate amount of approximately $195 million (U.S. dollar equivalents) of which $115 million was drawn and outstanding as of June 30, 2009. We have provided certain guarantees of approximately $14 million for these commitments, and our guarantees will terminate upon completion of the project and satisfaction of certain other conditions. We have estimated that the fair value of such guarantees was nil as of the closing date of this transaction and, accordingly, no amounts have been recorded.

Restructuring, Impairment and Plant Closing Costs

        For a discussion of restructuring, impairment and plant closing costs, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 15. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Recently Issued Accounting Pronouncements

        For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

Critical Accounting Policies

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009 and updated by our Form 8-K filed on July 30, 2009.

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

        On January 15, 2008, we entered into a series of forward foreign currency contracts in our Pigments segment to partially hedge the impact, for up to one year, of movements in foreign currency rates associated with the purchases of raw materials and sales of pigment in non-functional currencies. During the first quarter, 2009, any remaining contracts matured and the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) were not considered significant. For the three months ended June 30, 2008, the effective portion of the changes in the fair value totaling $1 million were recorded in other comprehensive income (loss), with ineffectiveness resulting in a credit of $1 million, recorded in cost of sales and a foreign currency gain of $1 million. For the six months ended June 30, 2008, the effective portion of the changes in the fair value of $3 million were recorded in other comprehensive income (loss), with ineffectiveness amounting to a credit of $1 million recorded in cost of sales and a foreign currency gain of $1 million.

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we swapped $153 million of LIBOR floating rate debt payments for €116 million of EURIBOR floating rate debt payments. This swap was not designated as a hedge for financial reporting purposes. For the three and six months ended June 30, 2008, we recorded a foreign currency loss on this swap of nil and $13 million, respectively, in the condensed consolidated statement of operations (unaudited).

        On October 24, 2008, we unwound a cross currency interest rate swap pursuant to which we had swapped $96 million of LIBOR floating rate debt payments for €71 million of EURIBOR floating rate debt payments. This swap was designated as a hedge of a net investment for financial reporting purposes. We received a net cash benefit from the unwind of $3 million in the fourth quarter of 2008. For the three and six months ended June 30, 2008, the effective portion of the changes in the fair value of $(1) million and $7 million, respectively were recorded in other comprehensive income (loss).

        As of and for the six months ended June 30, 2009, the changes in fair value of the realized gains (losses) recorded in the accompanying condensed consolidated statements of operations (unaudited) of our other outstanding foreign currency rate hedging contracts and derivatives were not considered significant.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        From time to time, we review our non-U.S. dollar denominated debt and swaps to determine the appropriate amounts designated as hedges. As of June 30, 2009, we have designated approximately €225 million ($317 million) of euro-denominated debt as a hedge of our net investments. For the three and six months ended June 30, 2009, the amount of loss recognized on the hedge of our net investments was $18 million and $3 million, respectively, and was recorded in other comprehensive income (loss). As of June 30, 2009, we had approximately €935 million ($1,317 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

OTHER LEGAL PROCEEDINGS

        For a discussion of other legal proceedings, see "Note 14. Commitments and Contingencies—Legal Matters" and "Note 15. Environmental, Health and Safety Matters—Remediation Liabilities" to our condensed consolidated financial statements (unaudited) included elsewhere in this report.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table presents shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2009. We have no publicly announced plans or programs to repurchase our common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—
May	1,672	5.29	—	—
June	—	—	—	—

Total	1,672	$5.29	—	—

ITEM 6.    EXHIBITS

10.1	Waiver to Credit Agreement dated April 16, 2009 among Huntsman International LLC and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 17, 2009).
10.2	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009).

10.3	Agreement of Compromise and Settlement, dated as of June 22, 2009, by and among Huntsman Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 23, 2009).
10.4	Form of Note Purchase Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on June 23, 2009).
10.5	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009).
10.6	Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009).
10.7	Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2009

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Waiver to Credit Agreement dated April 16, 2009 among Huntsman International LLC and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 17, 2009).
10.2	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009).
10.3
Agreement of Compromise and Settlement, dated as of June 22, 2009, by and among Huntsman Corporation and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 23, 2009).
10.4
Form of Note Purchase Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on June 23, 2009).
10.5
Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009).
10.6
Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009).
10.7
Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009).
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