Form 10-Q
period 2013-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2013-07-31
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

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

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

         On July 22, 2013, 241,282,663 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share and Per Share Amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$172	$387
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $45 and $47, respectively), ($633 and $520 pledged as collateral, respectively)(a)	1,685	1,534
Accounts receivable from affiliates	29	49
Inventories(a)	1,698	1,819
Prepaid expenses	40	48
Deferred income taxes	51	51
Other current assets(a)	248	222

Total current assets	3,932	4,119
Property, plant and equipment, net(a)	3,613	3,745
Investment in unconsolidated affiliates	246	238
Intangible assets, net(a)	59	68
Goodwill	130	117
Deferred income taxes	219	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	454	366

Total assets	$8,654	$8,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$996	$1,102
Accounts payable to affiliates	35	48
Accrued liabilities(a)	705	705
Deferred income taxes	38	38
Current portion of debt(a)	317	288

Total current liabilities	2,091	2,181
Long-term debt(a)	3,454	3,414
Notes payable to affiliates	4	4
Deferred income taxes	171	228
Other noncurrent liabilities(a)	1,091	1,161

Total liabilities	6,811	6,988
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 245,318,644 and 243,813,779 issued and 239,778,005 and 238,273,422 outstanding in 2013 and 2012, respectively	2	2
Additional paid-in capital	3,294	3,264
Treasury stock, 4,043,526 shares at both June 30, 2013 and December 31, 2012	(50)	(50)
Unearned stock-based compensation	(19)	(12)
Accumulated deficit	(732)	(687)
Accumulated other comprehensive loss	(786)	(744)

Total Huntsman Corporation stockholders' equity	1,709	1,773
Noncontrolling interests in subsidiaries	134	123

Total equity	1,843	1,896

Total liabilities and equity	$8,654	$8,884

(a)
At June 30, 2013 and December 31, 2012, respectively, $32 and $28 of cash and cash equivalents, $9 each of restricted cash, $50 and $38 of accounts and notes receivable (net), $53 and $55 of inventories, $1 and nil of other current assets, $367 and $378 of property, plant and equipment (net), $18 and $19 of intangible assets (net), $27 and $28 of other noncurrent assets, $78 and $76 of accounts payable, $26 each of accrued liabilities, $189 and $193 of current portion of debt, $70 and $77 of long-term debt, and $95 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Trade sales, services and fees, net	$2,774	$2,862	$5,409	$5,715
Related party sales	56	52	123	112

Total revenues	2,830	2,914	5,532	5,827
Cost of goods sold	2,379	2,387	4,732	4,750

Gross profit	451	527	800	1,077
Operating expenses:
Selling, general and administrative	233	232	459	453
Research and development	34	38	70	77
Other operating expense	14	2	7	7
Restructuring, impairment and plant closing costs	29	5	73	5

Total expenses	310	277	609	542

Operating income	141	250	191	535
Interest expense, net	(47)	(57)	(98)	(116)
Equity in income of investment in unconsolidated affiliates	2	1	3	3
Loss on early extinguishment of debt	—	—	(35)	(1)
Other income	2	1	2	1

Income from continuing operations before income taxes	98	195	63	422
Income tax expense	(44)	(65)	(24)	(125)

Income from continuing operations	54	130	39	297
Loss from discontinued operations, net of tax	—	(2)	(2)	(6)

Net income	54	128	37	291
Net income attributable to noncontrolling interests	(7)	(4)	(14)	(4)

Net income attributable to Huntsman Corporation	$47	$124	$23	$287

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.20	$0.53	$0.11	$1.24
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.01)	(0.01)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.20	$0.52	$0.10	$1.21

Weighted average shares	239.7	237.8	239.4	237.2

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.19	$0.52	$0.11	$1.22
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.01)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.19	$0.52	$0.10	$1.19

Weighted average shares	242.2	240.5	242.0	240.2

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$47	$126	$25	$293
Loss from discontinued operations, net of tax	—	(2)	(2)	(6)

Net income	$47	$124	$23	$287

Dividends per share	$0.125	$0.10	$0.25	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$54	$128	$37	$291
Other comprehensive loss, net of tax:
Foreign currency translations adjustments, net of tax of $1 and nil for the three months ended, respectively, and $(1) and $1 for the six months ended, respectively	(30)	(142)	(97)	(69)
Pension and other postretirement benefits adjustments, net of tax $(5) and $(11) for the three months ended, respectively, and of $(15) and $(12) for the six months ended, respectively	17	22	50	41
Other, net	1	(3)	2	(2)

Other comprehensive loss	(12)	(123)	(45)	(30)

Comprehensive income (loss)	42	5	(8)	261
Comprehensive income attributable to noncontrolling interests	(4)	(2)	(11)	(4)

Comprehensive income (loss) attributable to Huntsman Corporation	$38	$3	$(19)	$257

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net income	$37	$291
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(3)	(3)
Depreciation and amortization	216	216
Loss on disposal of businesses/assets, net	—	1
Loss on early extinguishment of debt	35	1
Noncash interest expense	3	14
Noncash restructuring and impairment charges	1	1
Deferred income taxes	(69)	31
Noncash loss on foreign currency transactions	23	4
Stock-based compensation	14	15
Other, net	—	6
Changes in operating assets and liabilities:
Accounts and notes receivable	(186)	(183)
Inventories	79	(139)
Prepaid expenses	10	9
Other current assets	(30)	32
Other noncurrent assets	(97)	(7)
Accounts payable	(60)	100
Accrued liabilities	14	4
Other noncurrent liabilities	11	(45)

Net cash (used in) provided by operating activities	(2)	348

Investing Activities:
Capital expenditures	(181)	(163)
Investment in unconsolidated affiliates	(32)	(60)
Proceeds from sale of businesses/assets	2	—
Cash received from unconsolidated affiliates	34	40
Acquisition of a business	(7)	(2)
Increase in restricted cash	—	(2)
Other, net	2	2

Net cash used in investing activities	(182)	(185)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$(2)	$(15)
Net borrowings on overdraft facilities	10	4
Repayments of short-term debt	(18)	(21)
Borrowings on short-term debt	13	—
Repayments of long-term debt	(418)	(152)
Proceeds from issuance of long-term debt	473	1
Repayments of notes payable	(21)	(24)
Borrowings on notes payable	1	1
Debt issuance costs paid	(3)	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	(2)
Dividends paid to common stockholders	(60)	(48)
Repurchase and cancellation of stock awards	(6)	(7)
Proceeds from issuance of common stock	3	1
Excess tax benefit related to stock-based compensation	4	4
Other, net	1	(2)

Net cash used in financing activities	(27)	(264)

Effect of exchange rate changes on cash	(4)	(1)

Decrease in cash and cash equivalents	(215)	(102)
Cash and cash equivalents at beginning of period	387	554

Cash and cash equivalents at end of period	$172	$452

Supplemental cash flow information:
Cash paid for interest	$95	$106
Cash paid for income taxes	46	70

        During the six months ended June 30, 2013 and 2012, the amount of capital expenditures in accounts payable decreased by $34 million and $8 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Shares
							Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2013	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$123	$1,896
Net income	—	—	—	—	—	23	—	14	37
Other comprehensive loss	—	—	—	—	—	—	(42)	(3)	(45)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,057,272	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	4	—	7	—	—	—	11
Repurchase and cancellation of stock awards	(303,247)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	750,558	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-
based compensation	—	—	4	—	—	—	—	—	4
Accrued and unpaid dividends			—			(2)			(2)
Dividends paid on common stock	—	—	—	—	—	(60)	—	—	(60)

Balance, June 30, 2013	239,778,005	$2	$3,294	$(50)	$(19)	$(732)	$(786)	$134	$1,843

Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776
Net income	—	—	—	—	—	287	—	4	291
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,141,910	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	4	—	7	—	—	—	11
Repurchase and cancellation of stock awards	(533,266)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	535,640	—	1	—	—	—	—	—	1
Excess tax benefit related to stock-
based compensation	—	—	4	—	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	—	(48)	—	—	(48)
Acquisition of a business	—	—	(2)	—	—	—	—	—	(2)

Balance, June 30, 2012	237,890,371	$2	$3,257	$(50)	$(17)	$(715)	$(589)	$118	$2,006

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$171	$210
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $45 and $47, respectively), ($633 and $520 pledged as collateral, respectively)(a)	1,685	1,534
Accounts receivable from affiliates	286	299
Inventories(a)	1,698	1,819
Prepaid expenses	38	48
Deferred income taxes	51	51
Other current assets(a)	248	222

Total current assets	4,186	4,192
Property, plant and equipment, net(a)	3,537	3,656
Investment in unconsolidated affiliates	246	238
Intangible assets, net(a)	60	70
Goodwill	130	117
Deferred income taxes	219	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	454	366

Total assets	$8,833	$8,870

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$996	$1,101
Accounts payable to affiliates	55	62
Accrued liabilities(a)	722	723
Deferred income taxes	38	39
Note payable to affiliate	100	100
Current portion of debt(a)	317	288

Total current liabilities	2,228	2,313
Long-term debt(a)	3,454	3,414
Notes payable to affiliates	776	599
Deferred income taxes	116	170
Other noncurrent liabilities(a)	1,087	1,157

Total liabilities	7,661	7,653
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,126	3,109
Accumulated deficit	(1,258)	(1,224)
Accumulated other comprehensive loss	(830)	(791)

Total Huntsman International LLC members' equity	1,038	1,094
Noncontrolling interests in subsidiaries	134	123

Total equity	1,172	1,217

Total liabilities and equity	$8,833	$8,870

(a)
At June 30, 2013 and December 31, 2012, respectively, $32 and $28 of cash and cash equivalents, $9 each of restricted cash, $50 and $38 of accounts and notes receivable (net), $53 and $55 of inventories, $1 and nil of other current assets, $367 and $378 of property, plant and equipment (net), $18 and $19 of intangible assets (net), $27 and $28 of other noncurrent assets, $78 and $76 of accounts payable, $26 each of accrued liabilities, $189 and $193 of current portion of debt, $70 and $77 of long-term debt, and $95 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Trade sales, services and fees, net	$2,774	$2,862	$5,409	$5,715
Related party sales	56	52	123	112

Total revenues	2,830	2,914	5,532	5,827
Cost of goods sold	2,374	2,382	4,723	4,741

Gross profit	456	532	809	1,086
Operating expenses:
Selling, general and administrative	232	230	456	449
Research and development	34	38	70	77
Other operating expense	14	2	7	7
Restructuring, impairment and plant closing costs	29	5	73	5

Total expenses	309	275	606	538

Operating income	147	257	203	548
Interest expense, net	(51)	(61)	(105)	(122)
Equity in income of investment in unconsolidated affiliates	2	1	3	3
Loss on early extinguishment of debt	—	—	(35)	(1)
Other income	2	1	2	1

Income from continuing operations before income taxes	100	198	68	429
Income tax expense	(44)	(65)	(26)	(126)

Income from continuing operations	56	133	42	303
Loss from discontinued operations, net of tax	—	(2)	(2)	(6)

Net income	56	131	40	297
Net income attributable to noncontrolling interests	(7)	(4)	(14)	(4)

Net income attributable to Huntsman International LLC	$49	$127	$26	$293

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Dollars in Millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$56	$131	$40	$297
Other comprehensive loss, net of tax:
Foreign currency translations adjustments, net of tax of $1 and $(1) for the three months ended, respectively, and $(1) and $1 for the six months ended, respectively	(30)	(142)	(97)	(69)
Pension and other postretirement benefits adjustments, net of tax $(4) and $(11) for the three months ended, respectively, and of $(15) and $(13) for the six months ended, respectively	19	22	52	43
Other, net	1	(2)	3	(1)

Other comprehensive loss	(10)	(122)	(42)	(27)

Comprehensive income (loss)	46	9	(2)	270
Comprehensive income attributable to noncontrolling interests	(4)	(2)	(11)	(4)

Comprehensive income (loss) attributable to Huntsman International LLC	$42	$7	$(13)	$266

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net income	$40	$297
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(3)	(3)
Depreciation and amortization	204	204
Loss on disposal of businesses/assets, net	—	1
Loss on early extinguishment of debt	35	1
Noncash interest expense	10	20
Noncash restructuring and impairment charges	1	1
Deferred income taxes	(67)	96
Noncash loss on foreign currency transactions	23	4
Noncash compensation	13	14
Other, net	2	5
Changes in operating assets and liabilities:
Accounts and notes receivable	(186)	(183)
Inventories	79	(139)
Prepaid expenses	11	10
Other current assets	(30)	7
Other noncurrent assets	(97)	(7)
Accounts payable	(67)	94
Accrued liabilities	12	(22)
Other noncurrent liabilities	14	(43)

Net cash (used in) provided by operating activities	(6)	357

Investing Activities:
Capital expenditures	(181)	(163)
Increase in receivable from affiliate	—	(29)
Investment in unconsolidated affiliates	(32)	(60)
Proceeds from sale of businesses/assets	2	—
Cash received from unconsolidated affiliates	34	40
Acquisition of a business	(7)	(2)
Increase in restricted cash	—	(2)
Other, net	2	2

Net cash used in investing activities	(182)	(214)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Six months ended June 30,
	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$(2)	$(15)
Net borrowings on overdraft facilities	10	4
Repayments of short-term debt	(18)	(21)
Borrowings on short-term debt	13	—
Repayments of long-term debt	(418)	(152)
Proceeds from issuance of long-term debt	473	1
Proceeds from notes payable to affiliate	177	84
Repayments of notes payable	(21)	(24)
Borrowings on notes payable	1	1
Debt issuance costs paid	(3)	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	(2)
Dividends paid to parent	(60)	(48)
Excess tax benefit related to stock-based compensation	4	4
Other, net	1	—

Net cash provided by (used in) financing activities	153	(172)

Effect of exchange rate changes on cash	(4)	(1)

Increase (decrease) in cash and cash equivalents	(39)	(30)
Cash and cash equivalents at beginning of period	210	231

Cash and cash equivalents at end of period	$171	$201

Supplemental cash flow information:
Cash paid for interest	$95	$106
Cash paid for income taxes	46	58

        During the six months ended June 30, 2013 and 2012, the amount of capital expenditures in accounts payable decreased by $34 million and $8 million, respectively. During the six months ended June 30, 2013 and 2012, Huntsman Corporation contributed $13 million and $14 million related to stock-based compensation, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2013	2,728	$3,109	$(1,224)	$(791)	$123	$1,217
Net income	—	—	26	—	14	40
Other comprehensive loss	—	—	—	(39)	(3)	(42)
Contribution from parent	—	13	—	—	—	13
Dividends paid to parent	—	—	(60)	—	—	(60)
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, June 30, 2013	2,728	$3,126	$(1,258)	$(830)	$134	$1,172

Balance, January 1, 2012	2,728	$3,081	$(1,493)	$(611)	$114	$1,091
Net income	—	—	293	—	4	297
Other comprehensive loss	—	—	—	(27)	—	(27)
Dividends paid to parent	—	—	(48)	—	—	(48)
Acquisition of a business	—	(2)	—	—	—	(2)
Contribution from parent	—	14	—	—	—	14
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, June 30, 2012	2,728	$3,097	$(1,248)	$(638)	$118	$1,329

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; and "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd) and "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 for our Company and Huntsman International.

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions beginning in 2006, we sold or shutdown substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We report the results of these businesses as discontinued operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

COMPANY

        Our Company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses. Jon M. Huntsman founded the predecessor to our Company in 1970 as a small packaging company. Since then, we have grown through a series of acquisitions and now own a global portfolio of businesses.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company.

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the condensed consolidated financial statements (unaudited) for both our Company and Huntsman International. The differences between our financial statements and Huntsman International's financial statements relate primarily to the following:

  •
  purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

  •
  the different capital structures; and

  •
  a note payable from Huntsman International to us.

PRINCIPLES OF CONSOLIDATION

        Our condensed consolidated financial statements (unaudited) include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated, except for intercompany sales between continuing and discontinued operations.

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

RECENT DEVELOPMENTS

        On July 5, 2013, we entered into a definitive agreement to acquire the business of Oxid L.P. ("Oxid") for an amount up to $75 million. The transaction is expected to close during the third quarter of 2013. For more information, see "Note 20. Subsequent Events."

        During the second quarter of 2013, we completed scheduled maintenance of our MDI facility in Rotterdam, The Netherlands. This maintenance occurs approximately every four years and affects other companies in the manufacturing complex where the facility is located. We experienced an extended

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

outage caused by a lack of critical raw material supply and off-take forcing us to declare a force majeure on the supply of certain grades of MDI products. The facility is back online, but the force majeure is still in effect because of the resulting impact on our supply chain which we expect to be fully restored in the third quarter of 2013.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2013

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual impairment tests for indefinite-lived intangible assets by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that an asset's fair value is less than its carrying value. The amendments in this ASU were effective prospectively for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the amendments in this ASU effective January 1, 2013, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements (unaudited).

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to disclose information about the amounts reclassified out of accumulated other comprehensive income by component, as well as report, either on the face of the income statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the amendments of this ASU effective January 1, 2013 and have disclosed the above additional information about reclassifications out of accumulated other comprehensive (loss) income in the notes to our condensed consolidated financial statements (unaudited). See "Note 12. Other Comprehensive (Loss) Income."

        In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting Pronouncements Pending Adoption in Future Periods

        In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, requiring entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, resolving diversity in practice and clarifying the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity. The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or either a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS

NIPPON AQUA EQUITY INVESTMENT

        In March 2013, we completed the acquisition of a 20% equity interest in Nippon Aqua Co. Ltd. ("Nippon Aqua"), a spray polyurethane foam ("SPF") insulation company based in Yokohama, Japan. In addition, we entered into a 10 year supply agreement with the company. Nippon Aqua is the SPF market leader in Japan, with business operations in over 30 locations across the country, and is a subsidiary of leading residential home builder Hinokiya Holdings Co. Ltd. We supply various advanced MDI-based polyurethanes systems to Nippon Aqua. We have accounted for this investment using the equity method and have reported the equity earnings in our Polyurethanes segment.

RUSSIAN MDI, COATINGS AND SYSTEMS ACQUISITION

        On July 3, 2012, we completed our acquisition of the remaining 55% ownership interest in International Polyurethane Investments B.V. (the "Russian Systems House Acquisition"). This company's wholly owned subsidiary, Huntsman NMG ZAO, is a leading supplier of polyurethane systems to the adhesives, coatings and footwear markets in Russia, Ukraine and Belarus and is headquartered in Obninsk, Russia. The acquisition cost was approximately €13 million (approximately $16 million). The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant. The fair value of our existing 45% ownership interest immediately prior to the acquisition was $13 million, valued by applying the income approach. Key assumptions included a discount rate of 17% and a terminal growth rate of 4%. In connection with this transaction, during the third quarter of 2012 we recorded a noncash pretax loss of approximately $4 million in other operating (income) expense on the consolidation of this investment. The long-term debt of approximately $7 million that was assumed as part of this transaction was repaid shortly after the acquisition date.

        We have accounted for the Russian Systems House Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed, which resulted in the recording of $14 million of goodwill in the second quarter of 2013. The allocation of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of original 45% ownership interest acquired in 2007	$13
Acquisition cost of 55% ownership interest acquired in 2012	16

Total fair value of net assets acquired	$29

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$3
Inventories	9
Other current assets	1
Property, plant and equipment, net	15
Intangible assets, net	2
Goodwill	14
Accounts payable	(2)
Accrued liabilities	(1)
Deferred income taxes	(2)
Long-term debt	(10)

Total fair value of net assets acquired	$29

        If this acquisition were to have occurred on January 1, 2012, there would have been no significant impact to the combined earnings to our Company and Huntsman International. The following estimated pro forma revenues attributable to our Company and Huntsman International would have been reported (dollars in millions):

	Pro Forma
	Three months ended June 30,	Six months ended June 30,
	2012	2012
Revenues	$2,924	$5,843

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2013	December 31, 2012
Raw materials and supplies	$460	$484
Work in progress	104	98
Finished goods	1,209	1,311

Total	1,773	1,893
LIFO reserves	(75)	(74)

Net	$1,698	$1,819

        For both June 30, 2013 and December 31, 2012, approximately 11% of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us for both June 30, 2013 and December 31, 2012 was $6 million. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts payable under these open exchange agreements for both June 30, 2013 and December 31, 2012 was nil.

5. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following four joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC manufactures products for our Polyurethanes and Performance Products segments. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

  •
  Pacific Iron Products Sdn Bhd manufactures products for our Pigments segment. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing.

  •
  Arabian Amines Company manufactures products for our Performance Products segment. Prior to July 1, 2010, this joint venture was in the development stage and the total equity investment at risk was sufficient for the joint venture to finance its activities without additional support. Therefore, Arabian Amines Company was accounted for under the equity method. In July 2010,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

    Arabian Amines Company exited the development stage, which triggered the reconsideration of Arabian Amines Company as a variable interest entity. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company's production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf. Accordingly, we concluded that we were the primary beneficiary and began consolidating Arabian Amines Company beginning July 1, 2010.

  •
  Sasol-Huntsman is our 50%-owned joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. Prior to April 1, 2011, we accounted for Sasol-Huntsman using the equity method. In April 2011, an expansion at this facility began production, which triggered the reconsideration of this joint venture as a variable interest entity. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bear the default risk. As a result, we concluded that we were the primary beneficiary and began consolidating Sasol-Huntsman beginning April 1, 2011.

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. See "Note 7. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at June 30, 2013, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	June 30, 2013	December 31, 2012
Current assets	$167	$163
Property, plant and equipment, net	367	378
Other noncurrent assets	76	61
Deferred income taxes	45	45
Intangible assets, net	18	19
Goodwill	15	16

Total assets	$688	$682

Current liabilities	$352	$348
Long-term debt	75	82
Deferred income taxes	8	8
Other noncurrent liabilities	95	102

Total liabilities	$530	$540

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2013 and December 31, 2012, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2013	$90	$—	$15	$—	$105
2013 charges for 2009 initiatives	—	—	—	1	1
2013 charges for 2011 initiatives	1	8	19	2	30
2013 charges for 2012 initiatives	21	—	—	10	31
2013 charges for 2013 initiatives	13	—	—	1	14
Reversal of reserves no longer required	(9)	—	—	—	(9)
2013 payments for 2008 and prior initiatives	(1)	—	—	—	(1)
2013 payments for 2009 initiatives	(1)	—	—	(1)	(2)
2013 payments for 2011 initiatives	(7)	(8)	(1)	(2)	(18)
2013 payments for 2012 initiatives	(18)	—	—	(10)	(28)
2013 payments for 2013 initiatives	(2)	—	—	(1)	(3)
Net activity of discontinued operations	—	—	(2)	—	(2)
Foreign currency effect on liability balance	(3)	—	—	—	(3)

Accrued liabilities as of June 30, 2013	$84	$—	$31	$—	$115

(1)
The workforce reduction reserves relate to the termination of 814 positions, of which 683 positions had not been terminated as of June 30, 2013.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2013	December 31, 2012
2008 and prior initiatives	$1	$2
2009 initiatives	5	7
2010 initiatives	9	9
2011 initiatives	41	34
2012 initiatives	48	53
2013 initiatives	11	—

Total	$115	$105

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2013	$27	$—	$27	$42	$1	$6	$2	$105
2013 charges for 2009 initiatives	—	—	—	—	1	—	—	1
2013 charges for 2011 initiatives	—	—	—	30	—	—	—	30
2013 charges for 2012 initiatives	3	—	28	—	—	—	—	31
2013 charges for 2013 initiatives	—	4	—	—	2	—	8	14
Reversal of reserves no longer required	(5)	—	(2)	(2)	—	—	—	(9)
2013 payments for 2008 and prior initiatives	—	—	—	(1)	—	—	—	(1)
2013 payments for 2009 initiatives	—	—	—	—	(2)	—	—	(2)
2013 payments for 2011 initiatives	—	—	—	(18)	—	—	—	(18)
2013 payments for 2012 initiatives	(7)	—	(20)	—	—	—	(1)	(28)
2013 payments for 2013 initiatives	—	(2)	—	—	—	—	(1)	(3)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	(1)	—	(1)	(1)	—	—	—	(3)

Accrued liabilities as of June 30, 2013	$17	$2	$32	$50	$2	$4	$8	$115

Current portion of restructuring reserves	$10	$2	$30	$27	$2	$4	$8	$83
Long-term portion of restructuring reserves	7	—	2	23	—	—	—	32
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	—	1	7	66	—	—	—	74
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and non-cash restructuring charges for the periods ended June 30, 2013 and 2012 by initiative are provided below (dollars in millions):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Cash charges:
2013 charges for 2009 initiatives	$1	$1
2013 charges for 2011 initiatives	9	30
2013 charges for 2012 initiatives	8	31
2013 charges for 2013 initiatives	12	14
Pension related charges	1	5
Reversal of reserves no longer required	(2)	(9)
Non-cash charges	—	1

Total 2013 Restructuring, Impairment and Plant Closing Costs	$29	$73

	Three months ended June 30, 2012	Six months ended June 30, 2012
Cash charges:
2012 charges for 2007 and prior initiatives	$—	$2
2012 charges for 2009 initiatives	3	4
2012 charges for 2010 initiatives	1	1
2012 charges for 2011 initiatives	1	4
2012 charges for 2012 initiatives	1	6
Reversal of reserves no longer required	(1)	(13)
Non-cash charges	—	1

Total 2012 Restructuring, Impairment and Plant Closing Costs	$5	$5

2013 RESTRUCTURING ACTIVITIES

        During the six months ended June 30, 2013, our Polyurethanes segment recorded charges of $3 million and reversed charges of $5 million related to workforce reductions in association with our program to reduce annualized fixed costs by approximately $75 million. Our Polyurethanes segment also recorded pension-related settlement charges of $5 million related to this program.

        During the six months ended June 30, 2013, our Performance Products segment recorded charges of $4 million primarily related to workforce reductions in our Australian operation. We expect to incur additional charges of $1 million through December 2013, also related to this initiative.

        During the six months ended June 30, 2013, our Advanced Materials segment recorded charges of $28 million primarily related to workforce reductions in association with our global transformational

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

change program designed to improve the segment's manufacturing efficiencies. Our Advanced Materials segment also recorded a $1 million noncash charge for asset impairments and reversed charges of $2 million related to this initiative. We expect to incur additional charges of $7 million through March 2014, also related to this initiative.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the six months ended June 30, 2013, our Textile Effects segment recorded charges of $19 million for long-term fixed cost contracts, $8 million for decommissioning, $2 million for other restructuring and $1 million for workforce reduction and reversed charges of $2 million related to workforce reduction associated with this initiative. We expect to incur additional charges of $66 million through March 2014, also related to this initiative.

        During the six months ended June 30, 2013, our Pigments segment recorded charges of $3 million primarily related to the closure of our Grimsby, U.K. plant.

        During the six months ended June 30, 2013, our Corporate and other segment recorded charges of $8 million primarily related to workforce reductions in association with a reorganization of our global information technology organization.

2012 RESTRUCTURING ACTIVITIES

        During the six months ended June 30, 2012, our Polyurethanes segment recorded charges of $5 million primarily related to fixed cost reduction programs.

        During the six months ended June 30, 2012, our Advanced Materials segment recorded charges of $3 million primarily related to the reorganization of our global business structure and the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the six months ended June 30, 2012, we recorded restructuring charges of $3 million and a $1 million noncash charge for asset impairments. In addition, during the six months ended June 30, 2012, our Textile Effects segment recorded charges of $2 million primarily related to the closure of our St. Fons, France facility and a global transfer pricing initiative. Also during the six months ended June 30, 2012, we reversed $13 million of reserves that were primarily related to workforce reductions that were no longer required at our production facility in Langweid, Germany, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and closure of our production facilities in Basel, Switzerland.

        During the six months ended June 30, 2012, our Pigments segment recorded charges of $3 million related to the closure of our Grimsby, U.K. plant.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	June 30, 2013	December 31, 2012
Senior Credit Facilities:
Term loans	$1,599	$1,565
Amounts outstanding under A/R programs	239	241
Senior notes	646	568
Senior subordinated notes	892	892
HPS (China) debt	76	94
Variable interest entities	259	270
Other	60	72

Total debt—excluding debt to affiliates	$3,771	$3,702

Total current portion of debt	$317	$288
Long-term portion	3,454	3,414

Total debt—excluding debt to affiliates	$3,771	$3,702

Total debt—excluding debt to affiliates	$3,771	$3,702
Notes payable to affiliates-noncurrent	4	4

Total debt	$3,775	$3,706

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	June 30, 2013	December 31, 2012
Senior Credit Facilities:
Term loans	$1,599	$1,565
Amounts outstanding under A/R programs	239	241
Senior notes	646	568
Senior subordinated notes	892	892
HPS (China) debt	76	94
Variable interest entities	259	270
Other	60	72

Total debt—excluding debt to affiliates	$3,771	$3,702

Total current portion of debt	$317	$288
Long-term portion	3,454	3,414

Total debt—excluding debt to affiliates	$3,771	$3,702

Total debt—excluding debt to affiliates	$3,771	$3,702
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	776	599

Total debt	$4,647	$4,401

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International). Huntsman Corporation is not a guarantor of such subsidiary debt.

        Certain of our subsidiaries are designated as nonguarantor subsidiaries and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Senior Credit Facilities

        As of June 30, 2013, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B	NA	862		861		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 3.00%	2017
Term Loan C	NA	419		396		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $18 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our Term Loan C due June 30, 2016.

        Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, the "Guarantors"), and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendment to Credit Agreement

        On March 11, 2013, Huntsman International entered into an eighth amendment to its Senior Credit Facilities. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount outstanding under our term loan B facility ("Term Loan B") and for general corporate purposes. The additional term loan was recorded at its carrying value of $224 million as of June 30, 2013. The additional term loan has identical terms to our Extended Term Loan B.

        In connection with this debt repayment, we recognized a loss on early extinguishment of debt of approximately $1 million.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and, collectively with the U.S. A/R Program, our "A/R Programs") are structured so that we grant a participating undivided interest in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

June 30, 2013
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable Rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $293)	€114 (approximately $149)	Applicable Rate plus 1.35%

(1)
The amount of actual availability under the A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)
Each interest rate is defined in the applicable agreements. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

(3)
Applicable rate for the U.S. A/R Program is defined by the lender as either USD LIBOR or CP rate. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of June 30, 2013, we had approximately $4 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of June 30, 2013, $634 million of accounts receivable were pledged as collateral under the A/R Programs.

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to its EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

        On April 29, 2013, Huntsman International entered into an amendment to its U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the U.S. A/R Program by two years to April 2016, provides for additional availability under the U.S. A/R program and reduces the applicable margin on borrowings to 1.10%.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Notes

        As of June 30, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($646 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($542 carrying value)

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of additional 4.875% senior notes due 2020 (the "2020 Senior Notes"). The aggregate additional notes are recorded at carrying value of $246 million as of June 30, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 5.50% senior notes due 2016 (the "2016 Senior Notes"), to pay associated accrued interest and for general corporate purposes.

        The 2020 Senior Notes bear interest at the rate of 4.875% per year payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013 and are due on November 15, 2020. Huntsman International may redeem the 2020 Senior Notes in whole or in part at any time prior to August 17, 2020 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        The 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indenture with respect to the 2020 Senior Notes imposes certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

Variable Interest Entity Debt

        As of June 30, 2013, Arabian Amines Company had $178 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the non-compliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of June 30, 2013, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2013, we have a loan of $872 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2013 on our condensed consolidated balance sheets (unaudited). As of June 30, 2013, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under its loan commitments. See "—Variable Interest Entity Debt" above.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement unless we obtained an appropriate waiver or forbearance (as to which we can provide no assurance). A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable. Furthermore, certain of our material financing arrangements contain cross-default and cross-acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

        Our Senior Credit Facilities are subject to a single financial covenant (the "Leverage Covenant") which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

        If in the future Huntsman International fails to comply with the Leverage Covenant, then we may not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs' metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2013, we had approximately $217 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

June 30, 2013, the combined fair value of these two hedges was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of June 30, 2013 was €42 million (approximately $55 million) and the derivative transactions do not qualify for hedge accounting. As of June 30, 2013, the fair value of this hedge was €2 million (approximately $3 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2013, we recorded additional interest expense of nil due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of June 30, 2013 was $34 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2013, the fair value of the swap was $4 million and was recorded as other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2013, we recorded a reduction of interest expense of $1 million each due to changes in fair value of the swap. As of June 30, 2013, Arabian Amines Company was not in compliance with payment and other obligations contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2013, the fair value of this swap was $24 million and was recorded in other noncurrent assets on our condensed consolidated balance sheets (unaudited).

        We finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2013, we have designated approximately €255 million (approximately $332 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2013, the amount of (loss) gain recognized on the hedge of our net investment was $(5) and $5, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive income (loss) (unaudited). As of June 30, 2013, we had approximately €964 million (approximately $1,257 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$17	$17	$14	$14
Cross-currency interest rate contracts	24	24	18	18
Interest rate contracts	(13)	(13)	(18)	(18)
Long-term debt (including current portion)	(3,771)	(3,865)	(3,702)	(3,869)

        The carrying amounts reported in our condensed consolidated balance sheets (unaudited) of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$17	$17	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	24	—	24	—

Total assets	$41	$17	$24	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(13)	$—	$(13)	$—

		Fair Value Amounts Using
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$14	$14	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	18	—	18	—

Total assets	$32	$14	$18	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(18)	$—	$(18)	$—

(1)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates, exchange rates, and yield curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

(2)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

  curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the six months ended June 30, 2013 and the year ended December 31, 2012.

        The following table shows a reconciliation of beginning and ending balances for the six months ended June 30, 2012 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the three months ended June 30, 2013 and 2012 and six months ended June 30, 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

Six months ended June 30, 2012
Cross-Currency Interest Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$27
Transfers into Level 3	—
Transfers out of Level 3(1)	(27)
Total gains (losses):
Included in earnings	—
Included in other comprehensive (loss) income	—
Purchases, sales, issuances and settlements	—

Ending balance, June 30, 2012	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2012	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in the financial statements. These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During the six months ended June 30, 2012, this credit valuation adjustment had ceased to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. Due to the change in significance of the credit valuation adjustment to the entire fair value measurement of these instruments, effective January 1, 2012, we have categorized our cross-currency interest rate contracts as Level 2 within the fair value hierarchy.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended June 30, 2013 and 2012, we recorded charges of $1 million each for the impairment of long-lived assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Service cost	$16	$15	$1	$1
Interest cost	32	36	1	1
Expected return on assets	(42)	(45)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	—
Amortization of actuarial loss	20	11	1	1

Net periodic benefit cost	$25	$15	$2	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$33	$31	$2	$2
Interest cost	65	73	2	3
Expected return on assets	(86)	(91)	—	—
Amortization of prior service benefit	(3)	(4)	(1)	(1)
Amortization of actuarial loss	40	22	1	1
Special termination benefits	5	—	—	—

Net periodic benefit cost	$54	$31	$4	$5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Service cost	$17	$15	$1	$1
Interest cost	32	36	1	1
Expected return on assets	(42)	(45)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	—
Amortization of actuarial loss	21	12	1	1

Net periodic benefit cost	$27	$16	$2	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$34	$31	$2	$2
Interest cost	65	73	2	3
Expected return on assets	(86)	(91)	—	—
Amortization of prior service benefit	(3)	(4)	(1)	(1)
Amortization of actuarial loss	42	24	1	1
Special termination benefits	5	—	—	—

Net periodic benefit cost	$57	$33	$4	$5

        During the six months ended June 30, 2013 and 2012, we made contributions to our pension and other postretirement benefit plans of $76 million and $84 million, respectively. During the remainder of 2013, we expect to contribute an additional amount of approximately $91 million to these plans.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On each of June 28, 2013 and March 29, 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders of record as of June 14, 2013 and March 15, 2013. On each of June 29, 2012 and March 30, 2012, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of June 15, 2012 and March 15, 2012.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income and changes in accumulated other comprehensive (loss) income by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2013	$269	$(1,036)	$7	$3	$(757)	$13	$(744)
Other comprehensive (loss) income before reclassifications	(97)	22	—	2	(73)	3	(70)
Amounts reclassified from accumulated other comprehensive loss(c)	—	28	—	—	28	—	28

Net current-period other comprehensive (loss) income	(97)	50	—	2	(45)	3	(42)

Ending balance, June 30, 2013	$172	$(986)	$7	$5	$(802)	$16	$(786)

(a)
Amounts are net of tax of $21 and $20 as of June 30, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $182 and $197 as of June 30, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2012	$218	$(800)	$8	$3	$(571)	$12	$(559)
Other comprehensive income before reclassifications	(69)	27	(1)	(1)	(44)	—	(44)
Amounts reclassified from accumulated other comprehensive loss(c)	—	14	—	—	14	—	14

Net current-period other comprehensive (loss) income	(69)	41	(1)	(1)	(30)	—	(30)

Ending balance, June 30, 2012	$149	$(759)	$7	$2	$(601)	$12	$(589)

(a)
Amounts are net of tax of $23 and $24 as of June 30, 2012 and January 1, 2012, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

(b)
Amounts are net of tax of $112 and $124 as of June 30, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended June 30, 2013	Six months ended June 30, 2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(b)
Actuarial loss	21	41	(b)(c)

	19	37	Total before tax
	(5)	(9)	Income tax expense

Total reclassifications for the period	$14	$28	Net of tax

	Three months ended June 30, 2012	Six months ended June 30, 2012
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(5)	(b)
Actuarial loss	12	23	(b)(c)

	10	18	Total before tax
	(3)	(4)	Income tax expense

Total reclassifications for the period	$7	$14	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $3 million and $1 million of actuarial losses related to discontinued operations for the three months ended June 30, 2013 and 2012, respectively, and $4 million and $2 million for the six months ended June 30, 2013 and 2012, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2013	$268	$(1,076)	$7	$(3)	$(804)	$13	$(791)
Other comprehensive (loss) income before reclassifications	(97)	22	—	3	(72)	3	(69)
Amounts reclassified from accumulated other comprehensive loss(c)	—	30	—	—	30	—	30

Net current-period other comprehensive (loss) income	(97)	52	—	3	(42)	3	(39)

Ending balance, June 30, 2013	$171	$(1,024)	$7	$—	$(846)	$16	$(830)

(a)
Amounts are net of tax of $8 and $7 as of June 30, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $213 and $228 as of June 30, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjusments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2012	$217	$(845)	$8	$(3)	$(623)	$12	$(611)
Other comprehensive income before reclassifications	(69)	27	(1)	—	(43)	—	(43)
Amounts reclassified from accumulated other comprehensive loss(c)	—	16	—	—	16	—	16

Net current-period other comprehensive (loss) income	(69)	43	(1)	—	(27)	—	(27)

Ending balance, June 30, 2012	$148	$(802)	$7	$(3)	$(650)	$12	$(638)

(a)
Amounts are net of tax of $10 and $11 as of June 30, 2012 and January 1, 2012, respectively.

(b)
Amounts are net of tax of $143 and $156 as of June 30, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended June 30, 2013	Six months ended June 30, 2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(b)
Actuarial loss	22	43	(b)(c)

	20	39	Total before tax
	(4)	(9)	Income tax expense

Total reclassifications for the period	$16	$30	Net of tax

	Three months ended June 30, 2012	Six months ended June 30, 2012
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(5)	(b)
Actuarial loss	13	25	(b)(c)

	11	20	Total before tax
	(2)	(4)	Income tax expense

Total reclassifications for the period	$9	$16	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $3 million and $1 million of actuarial losses related to discontinued operations for the three months ended June 30, 2013 and 2012, respectively, and $4 million and $2 million for the six months ended June 30, 2013 and 2012, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by nonemployees of exposure to asbestos while at a facility. These complaints generally do not provide specific information about the time period in which the alleged injuries occurred or the alleged exposures giving rise to the asserted liability. This information, which would be central to any estimate of probable loss, generally must be obtained through legal discovery.

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. Rarely do the complaints in these cases state the amount of damages being sought. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our nineteen-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the indemnifying party, all of which have been accepted by the indemnifying party.

	Six months ended June 30,
	2013	2012
Unresolved at beginning of period	1,080	1,080
Tendered during period	3	2
Resolved during period(1)	11	—
Unresolved at end of period	1,072	1,082

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

        We have never made any payments with respect to these cases. As of June 30, 2013, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2013.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. However, we may be entitled to insurance or other recoveries in some of these cases. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Six months ended June 30,
	2013	2012
Unresolved at beginning of period	50	36
Filed during period	2	5
Resolved during period	1	3
Unresolved at end of period	51	38

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil and $82,000 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had an accrual of $47,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2013.

Antitrust Matters

        We have been named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other asserted co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter are DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from defendants (the "Direct Purchasers") since February 1, 2003.

        We have also been named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as the Direct Purchasers.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        On July 15, 2013, we agreed to pay an amount not material to our consolidated financial statements to settle the claims of the Direct Purchasers. Although we vigorously deny any wrongdoing alleged in the litigation, we determined to enter into the settlement to avoid the burdens and uncertainties inherent in complex litigation. In exchange for the settlement payment, we will receive from the Direct Purchasers a release of all claims against us, as described in the settlement agreement. The settlement is subject to final approval by the court after notice is given to the class members.

        We had fully accrued for this matter as of June 30, 2013. The settlement does not resolve the Indirect Purchasers litigation and, while it is difficult to reasonably estimate any loss or range of loss associated with these kinds of complex claims, we do not believe that costs related to this matter will be material to our consolidated financial statements. No accrual has been made for the Indirect Purchasers litigation.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product than it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $200 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $147 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million, and we have made no accrual with respect to this matter.

Indemnification Matter

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, or the banks, demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our shareholders, the plaintiffs, in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas. The banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the banks and our Company, dated June 22, 2009, wherein the banks and our Company settled claims that we brought relating to the failed merger with Hexion. The plaintiffs claim that the banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our common stock as a result of the banks' misrepresentations. The plaintiffs are asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post-judgment interest. We denied the banks' indemnification demand. On December 21, 2012, the court dismissed the plaintiffs' claims. The plaintiffs have appealed to the Ninth Court of Appeals at Beaumont, Texas.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Other Proceedings

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

        We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us.

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, operate, maintain and repair pollution control equipment. For the six months ended June 30, 2013 and 2012, our capital expenditures for EHS matters totaled $35 million and $39 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our financial statements.

        One of these sites, the North Maybe Canyon Mine site, involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by several companies, including a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA potentially responsible party ("PRP") for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential liabilities at this site.

        In addition, under the Resource Conservation and Recovery Act ("RCRA") and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia, was issued a clean-up notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of June 30, 2013, we had an accrued liability of approximately $26 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be associated with the clean up.

        In many cases, our potential liability arising from historical contamination is based on operations and other events occurring prior to our ownership of a business or specific facility. In these situations, we frequently obtained an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that the liabilities for all such matters subject to indemnity will be honored by the prior owner or that our existing indemnities will be sufficient to cover our liabilities for such matters.

        Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material effect on our financial statements. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate any of the known contamination sites.

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $30 million and $34 million for environmental liabilities as of June 30, 2013 and December 31, 2012, respectively. Of these amounts, $2 million and $10 million were classified as accrued liabilities in our consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively, and $28 million and $24 million were classified as other noncurrent liabilities in our consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

REGULATORY DEVELOPMENTS

        The EU regulatory framework for chemicals, called "REACH," became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency ("ECHA"), such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations, our first phase registrations by the November 30, 2010 deadline and our second phase registrations by the May 31, 2013 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2018, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU, such as in Korea and Taiwan.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $8 million, $5 million and $9 million in 2012, 2011 and 2010, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of "greenhouse gases" ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the most recent negotiations of the Conference of the Parties to the Kyoto Protocol, a limited group of nations, including the European Union ("EU"), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, has just entered its third phase and ongoing reforms at the EU level—including measures to prop up carbon credit prices and ban the use of certain types of certified emission reductions—may increase our operating costs. Australia has also adopted a carbon trading system that has been recognized for formal linkage with the EU trading system by 2018. Australia's GHG cap-and-trade program has had a financial impact on our operations by increasing our operating costs, specifically with regards to steam, electricity, oxygen and nitrogen. In the U.S., California has commenced the first compliance period of its cap-and-trade program.

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will be led by the U.S. Environmental Protection Agency's (the "EPA") GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's Prevention of Significant Deterioration requirements

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

under the EPA's GHG "Tailoring Rule." Some of our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

        Under a consent decree with states and environmental groups, the EPA is due to propose new source performance standards for GHG emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business.

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or EU emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the Clean Air Act (the "CAA") based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and provided a formal response with a supplemental data submission on April 29, 2013. We are currently in negotiations with the DOJ regarding this matter. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

of the grants are fixed at the grant date. As of June 30, 2013, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of June 30, 2013, we had 6 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Huntsman Corporation compensation cost	$6	$5	$14	$15
Huntsman International compensation cost	6	5	13	14

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements were $3 million and $4 million, respectively, for the six months ended June 30, 2013 and 2012, respectively.

STOCK OPTIONS

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted average of the assumptions utilized for stock options granted during the periods.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Dividend yield	2.7%	NA	2.8%	3.0%
Expected volatility	61.6%	NA	62.5%	65.3%
Risk-free interest rate	1.3%	NA	1.0%	1.3%
Expected life of stock options granted during the period	5.6 years	NA	5.6 years	6.6 years

        During the three months ended June 30, 2012, no stock options were granted.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2013 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2013	10,517	$14.52
Granted	1,232	17.87
Exercised	(751)	4.34
Forfeited	(362)	21.31

Outstanding at June 30, 2013	10,636	15.43	5.3	$36

Exercisable at June 30, 2013	8,224	15.21	4.2	34

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2013 was $7.93 per option. As of June 30, 2013, there was $14 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

        The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $10 million and $6 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2013 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2013	1,789		$13.87	638	$14.50
Granted	804		17.88	268	17.85
Vested	(743	)(1)	14.67	(314)	14.57
Forfeited	(6)		17.65	(7)	15.32

Nonvested at June 30, 2013	1,844		15.28	585	16.02

(1)
As of June 30, 2013, a total of 569,279 restricted stock units were vested, of which 52,941 vested during the six months ended June 30, 2013. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        As of June 30, 2013, there was $27 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the six months ended June 30, 2013 and 2012 was $17 million and $21 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of our businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the six months ended June 30, 2013, on a discrete basis, we released a valuation allowance of $2 million on certain net deferred tax assets in Luxembourg. During the six months ended June 30, 2012, we recorded a net $1 million expense for changes in valuation allowance related to certain net tax deferred assets in Guatemala, Indonesia and China, with no change greater than $2 million.

        During the six months ended June 30, 2013 and 2012, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $2 million and $5 million, respectively, resulting from the settlement of tax audits, the effective settlement of certain tax positions and the expiration of statutes of limitations, net of additions.

        During the six months ended June 30, 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016 with respect to certain income from Pigments products manufactured in Malaysia. We are required to make certain investments in order to enjoy the benefits of the tax holiday and we intend to make these investments. During the six months ended June 30, 2012, we recorded a discrete benefit of $3 million from de-recognition of a net deferred tax liability that will reverse during the holiday period. The amount of tax benefit to be realized from the tax holiday is directly dependent on the amount of future pre-tax income generated. We expect that the effects of the tax holiday will not be material to our provision for income taxes.

Huntsman Corporation

        We recorded income tax expense of $24 million and $125 million for the six months ended June 30, 2013 and 2012, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

Huntsman International

        Huntsman International recorded income tax expense of $26 million and $126 million for the six months ended June 30, 2013 and 2012, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance.

17. NET INCOME PER SHARE

        Basic income per share excludes dilution and is computed by dividing net income attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing net income available to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$47	$126	$25	$293

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$47	$124	$23	$287

Shares (denominator):
Weighted average shares outstanding	239.7	237.8	239.4	237.2
Dilutive securities:
Stock-based awards	2.5	2.7	2.6	3.0

Total weighted average shares outstanding, including dilutive shares	242.2	240.5	242.0	240.2

        Additional stock-based awards of 7.8 million and 8.3 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2013 and 2012, respectively, and additional stock-based awards of 7.4 million and 9.2 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2013 and 2012, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 because the effect would be anti-dilutive.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated chemical products. We have reported our operations through five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. We have organized our business and derived our operating segments around differences in product lines.

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	epoxy resin compounds and formulations; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane- based adhesives and tooling resin formulations
Textile Effects	textile chemicals and dyes
Pigments	titanium dioxide

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Polyurethanes	$1,246	$1,262	$2,428	$2,475
Performance Products	777	778	1,499	1,592
Advanced Materials	321	346	657	686
Textile Effects	216	195	404	380
Pigments	334	407	664	831
Eliminations	(64)	(74)	(120)	(137)

Total	$2,830	$2,914	$5,532	$5,827

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$163	$170	$330	$341
Performance Products	105	86	154	175
Advanced Materials	24	22	27	53
Textile Effects	(9)	(10)	(36)	(15)
Pigments	25	131	28	277
Corporate and other(2)	(61)	(44)	(141)	(85)

Subtotal	247	355	362	746
Discontinued Operations(3)	2	(3)	(1)	(4)

Total	249	352	361	742
Interest expense, net	(47)	(57)	(98)	(116)
Income tax expense—continuing operations	(44)	(65)	(24)	(125)
Income tax (expense) benefit—discontinued operations	(2)	1	—	2
Depreciation and amortization	(109)	(107)	(216)	(216)

Net income attributable to Huntsman Corporation	$47	$124	$23	$287

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$163	$170	$330	$341
Performance Products	105	86	154	175
Advanced Materials	24	22	27	53
Textile Effects	(9)	(10)	(36)	(15)
Pigments	25	131	28	277
Corporate and other(2)	(62)	(43)	(141)	(84)

Subtotal	246	356	362	747
Discontinued Operations(3)	2	(3)	(1)	(4)

Total	248	353	361	743
Interest expense, net	(51)	(61)	(105)	(122)
Income tax expense—continuing operations	(44)	(65)	(26)	(126)
Income tax (expense) benefit—discontinued operations	(2)	1	—	2
Depreciation and amortization	(102)	(101)	(204)	(204)

Net income attributable to Huntsman International	$49	$127	$26	$293

(1)
Segment EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs and non-operating income and expense.

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$5	$4	$162	$—	$171
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	30	135	1,520	—	1,685
Accounts receivable from affiliates	2,297	4,552	106	(6,669)	286
Inventories	140	287	1,278	(7)	1,698
Prepaid expenses	7	1	30	—	38
Deferred income taxes	7	—	57	(13)	51
Other current assets	227	4	254	(237)	248

Total current assets	2,713	4,983	3,416	(6,926)	4,186
Property, plant and equipment, net	366	906	2,264	1	3,537
Investment in unconsolidated affiliates	5,543	1,268	182	(6,747)	246
Intangible assets, net	19	1	41	(1)	60
Goodwill	(18)	82	66	—	130
Deferred income taxes	159	—	219	(159)	219
Notes receivable from affiliates	21	923	1	(944)	1
Other noncurrent assets	79	189	187	(1)	454

Total assets	$8,882	$8,352	$6,376	$(14,777)	$8,833

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77	$227	$692	$—	$996
Accounts payable to affiliates	3,570	1,621	1,532	(6,668)	55
Accrued liabilities	47	411	500	(236)	722
Deferred income taxes	—	45	8	(15)	38
Note payable to affiliate	100	—	—	—	100
Current portion of debt	17	—	300	—	317

Total current liabilities	3,811	2,304	3,032	(6,919)	2,228
Long-term debt	3,121	—	333	—	3,454
Notes payable to affiliates	772	—	951	(947)	776
Deferred income taxes	—	53	41	22	116
Other noncurrent liabilities	140	245	702	—	1,087

Total liabilities	7,844	2,602	5,059	(7,844)	7,661
Equity
Huntsman International LLC members' equity
Members' equity	3,126	4,710	2,371	(7,081)	3,126
Accumulated deficit	(1,258)	(33)	(422)	455	(1,258)
Accumulated other comprehensive (loss) income	(830)	1,073	(732)	(341)	(830)

Total Huntsman International LLC members' equity	1,038	5,750	1,217	(6,967)	1,038
Noncontrolling interests in subsidiaries	—	—	100	34	134

Total equity	1,038	5,750	1,317	(6,933)	1,172

Total liabilities and equity	$8,882	$8,352	$6,376	$(14,777)	$8,833

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$7	$2	$201	$—	$210
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	16	182	1,336	—	1,534
Accounts receivable from affiliates	1,733	3,907	101	(5,442)	299
Inventories	111	309	1,404	(5)	1,819
Prepaid expenses	10	7	43	(12)	48
Deferred income taxes	7	—	57	(13)	51
Other current assets	203	5	225	(211)	222

Total current assets	2,087	4,412	3,376	(5,683)	4,192
Property, plant and equipment, net	371	898	2,386	1	3,656
Investment in unconsolidated affiliates	5,413	1,360	159	(6,694)	238
Intangible assets, net	27	2	42	(1)	70
Goodwill	(18)	82	53	—	117
Deferred income taxes	248	—	224	(243)	229
Notes receivable from affiliates	21	941	2	(962)	2
Other noncurrent assets	72	139	156	(1)	366

Total assets	$8,221	$7,834	$6,398	$(13,583)	$8,870

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87	$280	$734	$—	$1,101
Accounts payable to affiliates	2,987	1,111	1,406	(5,442)	62
Accrued liabilities	87	342	518	(224)	723
Deferred income taxes	—	45	9	(15)	39
Note payable to affiliate	100	—	—	—	100
Current portion of debt	15	—	273	—	288

Total current liabilities	3,276	1,778	2,940	(5,681)	2,313
Long-term debt	3,026	—	388	—	3,414
Notes payable to affiliates	595	—	965	(961)	599
Deferred income taxes	14	169	49	(62)	170
Other noncurrent liabilities	216	190	751	—	1,157

Total liabilities	7,127	2,137	5,093	(6,704)	7,653
Equity
Huntsman International LLC members' equity
Members' equity	3,109	4,689	2,262	(6,951)	3,109
Accumulated deficit	(1,224)	(243)	(354)	597	(1,224)
Accumulated other comprehensive (loss) income	(791)	1,251	(692)	(559)	(791)

Total Huntsman International LLC members' equity	1,094	5,697	1,216	(6,913)	1,094
Noncontrolling interests in subsidiaries	—	—	89	34	123

Total equity	1,094	5,697	1,305	(6,879)	1,217

Total liabilities and equity	$8,221	$7,834	$6,398	$(13,583)	$8,870

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$273	$820	$1,681	$—	$2,774
Related party sales	187	123	304	(558)	56

Total revenues	460	943	1,985	(558)	2,830
Cost of goods sold	405	735	1,793	(559)	2,374

Gross profit	55	208	192	1	456
Selling, general and administrative	39	36	157	—	232
Research and development	15	10	9	—	34
Other operating expense (income)	2	(2)	14	—	14
Restructuring, impairment and plant closing costs	8	4	17	—	29

Operating (loss) income	(9)	160	(5)	1	147
Interest (expense) income, net	(46)	11	(16)	—	(51)
Equity in income (loss) of investment in affiliates and subsidiaries	185	(9)	2	(176)	2
Other income	1	—	1	—	2

Income (loss) from continuing operations before income taxes	131	162	(18)	(175)	100
Income tax (expense) benefit	(83)	27	12	—	(44)

Income (loss) from continuing operations	48	189	(6)	(175)	56
Income (loss) from discontinued operations, net of tax	1	(1)	—	—	—

Net income (loss)	49	188	(6)	(175)	56
Net income attributable to noncontrolling interests	—	—	(7)	—	(7)

Net income (loss) attributable to Huntsman International LLC	$49	$188	$(13)	$(175)	$49

Net income (loss)	$49	$188	$(6)	$(175)	$56
Other comprehensive loss	(7)	(78)	(27)	102	(10)
Comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)

Comprehensive income (loss) attributable to Huntsman International LLC	$42	$110	$(37)	$(73)	$42

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$250	$861	$1,751	$—	$2,862
Related party sales	168	149	291	(556)	52

Total revenues	418	1,010	2,042	(556)	2,914
Cost of goods sold	358	799	1,758	(533)	2,382

Gross profit	60	211	284	(23)	532
Selling, general and administrative	47	25	158	—	230
Research and development	11	9	18	—	38
Other operating (income) expense	(1)	12	(9)	—	2
Restructuring, impairment and plant closing costs	1	1	3	—	5

Operating income	2	164	114	(23)	257
Interest (expense) income, net	(52)	11	(20)	—	(61)
Equity in income of investment in affiliates and subsidiaries	184	70	1	(254)	1
Other (expense) income	(22)	—	1	22	1

Income from continuing operations before income taxes	112	245	96	(255)	198
Income tax benefit (expense)	14	(59)	(20)	—	(65)

Income from continuing operations	126	186	76	(255)	133
Income (loss) from discontinued operations, net of tax	1	1	(4)	—	(2)

Net income	127	187	72	(255)	131
Net income attributable to noncontrolling interests	—	(1)	(4)	1	(4)

Net income attributable to Huntsman International LLC	$127	$186	$68	$(254)	$127

Net income	$127	$187	$72	$(255)	$131
Other comprehensive loss	(120)	(137)	(95)	230	(122)
Comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)	(2)

Comprehensive income (loss) attributable to Huntsman International LLC	$7	$49	$(23)	$(26)	$7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$515	$1,604	$3,290	$—	$5,409
Related party sales	385	239	635	(1,136)	123

Total revenues	900	1,843	3,925	(1,136)	5,532
Cost of goods sold	793	1,483	3,582	(1,135)	4,723

Gross profit	107	360	343	(1)	809
Selling, general and administrative	75	73	308	—	456
Research and development	26	19	25	—	70
Other operating expense (income)	8	4	(5)	—	7
Restructuring, impairment and plant closing costs	7	11	55	—	73

Operating (loss) income	(9)	253	(40)	(1)	203
Interest (expense) income, net	(94)	21	(32)	—	(105)
Equity in income (loss) of investment in affiliates and subsidiaries	207	(87)	3	(120)	3
Loss on early extinguishment of debt	(35)	—	—	—	(35)
Other income	1	—	1	—	2

Income (loss) from continuing operations before income taxes	70	187	(68)	(121)	68
Income tax (expense) benefit	(44)	19	(1)	—	(26)

Income (loss) from continuing operations	26	206	(69)	(121)	42
Loss from discontinued operations, net of tax	—	—	(2)	—	(2)

Net income (loss)	26	206	(71)	(121)	40
Net income attributable to noncontrolling interests	—	—	(14)	—	(14)

Net income (loss) attributable to Huntsman International LLC	$26	$206	$(85)	$(121)	$26

Net income (loss)	$26	$206	$(71)	$(121)	$40
Other comprehensive loss	(39)	(179)	(43)	219	(42)
Comprehensive income attributable to noncontrolling interests	—	—	(11)	—	(11)

Comprehensive (loss) income attributable to Huntsman International LLC	$(13)	$27	$(125)	$98	$(13)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$478	$1,816	$3,421	$—	$5,715
Related party sales	349	254	578	(1,069)	112

Total revenues	827	2,070	3,999	(1,069)	5,827
Cost of goods sold	709	1,611	3,464	(1,043)	4,741

Gross profit	118	459	535	(26)	1,086
Selling, general and administrative	99	51	299	—	449
Research and development	22	18	37	—	77
Other operating (income) expense	(3)	7	3	—	7
Restructuring, impairment and plant closing costs	1	1	3	—	5

Operating (loss) income	(1)	382	193	(26)	548
Interest (expense) income, net	(103)	21	(40)	—	(122)
Equity in income of investment in affiliates and subsidiaries	385	122	3	(507)	3
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Other (expense) income	(22)	—	1	22	1

Income from continuing operations before income taxes	258	525	157	(511)	429
Income tax benefit (expense)	33	(134)	(25)	—	(126)

Income from continuing operations	291	391	132	(511)	303
Income (loss) from discontinued operations, net of tax	2	—	(8)	—	(6)

Net income	293	391	124	(511)	297
Net income attributable to noncontrolling interests	—	(1)	(5)	2	(4)

Net income attributable to Huntsman International LLC	$293	$390	$119	$(509)	$293

Net income	$293	$391	$124	$(511)	$297
Other comprehensive (loss) income	(27)	19	(15)	(4)	(27)
Comprehensive income attributable to noncontrolling interests	—	(1)	(2)	(1)	(4)

Comprehensive income attributable to Huntsman International LLC	$266	$409	$107	$(516)	$266

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(72)	$60	$7	$(1)	$(6)

Investing activities:
Capital expenditures	(23)	(48)	(110)	—	(181)
Investment in affiliate	(84)	(6)	—	90	—
Investment in unconsolidated affiliates	—	(20)	(12)	—	(32)
Proceeds from sale of businesses/assets	—	—	2	—	2
Cash received from unconsolidated affiliates	—	34	—	—	34
Acquisition of a business	—	—	(7)	—	(7)
Other, net	—	—	2	—	2

Net cash used in investing activities	(107)	(40)	(125)	90	(182)

Financing activities:
Net repayments under revolving loan facilities	—	—	(2)	—	(2)
Net borrowings on overdraft facilities	—	—	10	—	10
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	13	—	13
Repayments of long-term debt	(393)	—	(25)	—	(418)
Proceeds from issuance of long-term debt	470	—	3	—	473
Proceeds from notes payable to affiliate	177	—	—	—	177
Repayments of notes payable	(15)	—	(6)	—	(21)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(3)	—	—	—	(3)
Call premiums and other costs related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	6	107	(113)	—
Distribution to parent	—	(23)	—	23	—
Dividends paid to parent	(60)	(1)	—	1	(60)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	1	—	—	—	1

Net cash provided by (used in) financing activities	177	(18)	83	(89)	153
Effect of exchange rate changes on cash	—	—	(4)	—	(4)

(Decrease) increase in cash and cash equivalents	(2)	2	(39)	—	(39)
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$5	$4	$162	$—	$171

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$161	$81	$118	$(3)	$357

Investing activities:
Capital expenditures	(10)	(33)	(120)	—	(163)
Increase in receivable from affiliate	(29)	—	—	—	(29)
Investment in affiliate	(38)	(10)	(1)	49	—
Investment in unconsolidated affiliate	—	(60)	—	—	(60)
Cash received from unconsolidated affiliates	—	40	—	—	40
Acquisition of a business	—	—	(2)	—	(2)
Increase in restricted cash	—	—	(2)	—	(2)
Other, net	—	—	2	—	2

Net cash used in investing activities	(77)	(63)	(123)	49	(214)

Financing activities:
Net repayments under revolving loan facilities	—	—	(15)	—	(15)
Net borrowings on overdraft facilities	—	—	4	—	4
Repayments of short-term debt	—	—	(21)	—	(21)
Repayments of long-term debt	(100)	—	(52)	—	(152)
Proceeds from issuance of long-term debt	—	—	1	—	1
Proceeds from notes payable to affiliate	84	—	—	—	84
Repayments of notes payable	(15)	—	(9)	—	(24)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums related to early extinguishment of debt	(2)	—	—	—	(2)
Contribution from parent	—	10	61	(71)	—
Distribution to parent	—	(23)	—	23	—
Dividends paid to parent	(48)	(1)	(1)	2	(48)
Excess tax benefit related to stock-based compensation	4	—	—	—	4

Net cash used in financing activities	(81)	(14)	(31)	(46)	(172)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	3	4	(37)	—	(30)
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$7	$4	$190	$—	$201

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

20. SUBSEQUENT EVENTS

Oxid Acquisition

        On July 5, 2013, we entered into a definitive agreement to acquire the business of Oxid, a privately-held manufacturer and marketer of specialty urethane polyols based in Houston, Texas, for an amount up to $75 million. This transaction is expected to close during the third quarter of 2013, and we will include this business in our Polyurethanes segment. Oxid generated $86 million of revenues in 2012.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Huntsman International is a limited liability company, and, pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the safe harbor for certain forward-looking statements is inapplicable to it. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the six months ended June 30, 2013 and 2012 of $5,532 million and $5,827 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

        On July 5, 2013, we entered into a definitive agreement to acquire the business of Oxid for an amount up to $75 million. The transaction is expected to close during the third quarter of 2013. For more information, see "Note 20. Subsequent Events" to our condensed consolidated financial statements (unaudited).

        During the second quarter of 2013, we completed scheduled maintenance of our MDI facility in Rotterdam, The Netherlands. This maintenance occurs approximately every four years and affects other companies in the manufacturing complex where the facility is located. We experienced an extended outage caused by a lack of critical raw material supply and off-take forcing us to declare a force majeure on the supply of certain grades of MDI products. The facility is back online, but the force majeure is still in effect because of the resulting impact on our supply chain which we expect to be fully restored in the third quarter of 2013.

OUTLOOK

        Excluding the impact on our Polyurethanes segment of the force majeure at our MDI facility in Rotterdam, The Netherlands with an estimated impact of approximately $25 million, we saw year over year and quarter over quarter improvements in all segments other than Pigments during the second quarter of 2013. We are starting to experience the benefits of our ongoing restructuring and cost cutting efforts, particularly in our Textile Effects and Advanced Materials segments. Our Performance Products segment is also performing well following the planned maintenance closure in the first quarter of 2013.

        The following summarizes trends and key considerations that could impact the future performance of our operating segments:

Polyurethanes:

  •
  Restructuring benefit

  •
  MDI demand strong in U.S. and greater Asia, slower in China and flat in Europe

  •
  Force majeure at our MDI facility in Rotterdam, The Netherlands with an estimated impact of approximately $10 million in the third quarter of 2013

  •
  2013 Adjusted EBITDA similar to 2012

Performance Products:

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Increased pressure on European home and personal care surfactants

  •
  2013 Adjusted EBITDA similar to 2012

Advanced Materials:

  •
  Restructuring benefit

  •
  2013 Adjusted EBITDA better than 2012

Textile Effects:

  •
  Reorganization and restructuring benefit

  •
  2013 Adjusted EBITDA positive

Pigments:

  •
  Favorable ilmenite raw material advantage versus traditional chloride ores

  •
  Improving contribution margins in the second half of 2013

  •
  Reduction of elevated industry inventory levels

  •
  2013 Adjusted EBITDA less than 2012

        We expect to spend approximately $450 million in 2013 on capital expenditures, net of reimbursements, for growth initiatives and maintenance.

        We expect our full year 2013 adjusted effective tax rate to be approximately 35% and we expect our full year unadjusted effective tax rate to be approximately 50% primarily due to the effect of the tax valuation allowances and our regional mix of income. We believe our long-term effective income tax rate will be approximately 30% to 35%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2013	2012		2013	2012
Revenues	$2,830	$2,914	(3)%	$5,532	$5,827	(5)%
Cost of goods sold	2,379	2,387	—	4,732	4,750	—

Gross profit	451	527	(14)%	800	1,077	(26)%
Operating expenses	281	272	3%	536	537	—
Restructuring, impairment and plant closing costs	29	5	480%	73	5	NM

Operating income	141	250	(44)%	191	535	(64)%
Interest expense, net	(47)	(57)	(18)%	(98)	(116)	(16)%
Equity in income of investment in unconsolidated affiliates	2	1	100%	3	3	—
Loss on early extinguishment of debt	—	—	—	(35)	(1)	NM
Other income	2	1	100%	2	1	100%

Income from continuing operations before income taxes	98	195	(50)%	63	422	(85)%
Income tax expense	(44)	(65)	(32)%	(24)	(125)	(81)%

Income from continuing operations	54	130	(58)%	39	297	(87)%
Loss from discontinued operations, net of tax	—	(2)	NM	(2)	(6)	(67)%

Net income	54	128	(58)%	37	291	(87)%
Net income attributable to noncontrolling interests	(7)	(4)	75%	(14)	(4)	250%

Net income attributable to Huntsman Corporation	47	124	(62)%	23	287	(92)%
Interest expense, net	47	57	(18)%	98	116	(16)%
Income tax expense from continuing operations	44	65	(32)%	24	125	(81)%
Income tax expense (benefit) from discontinued operations	2	(1)	NM	—	(2)	NM
Depreciation and amortization	109	107	2%	216	216	—

EBITDA(1)	$249	$352	(29)%	$361	$742	(51)%

Net income per share:
Basic	$0.20	$0.52	(62)%	$0.10	$1.21	(92)%
Diluted	0.19	0.52	(63)%	0.10	1.19	(92)%
Net cash (used in) provided by operating activities				(2)	348	NM
Net cash used in investing activities				(182)	(185)	(2)%
Net cash used in financing activities				(27)	(264)	(90)%
Other non-GAAP measures:
Adjusted EBITDA(1)	$304	$376	(19)%	$524	$783	(33)%
Adjusted net income(2)	94	147	(36)%	140	333	(58)%
Adjusted income per share(2):
Basic	0.39	0.62	(37)%	0.58	1.40	(59)%
Diluted	0.39	0.61	(36)%	0.58	1.39	(58)%

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2013	2012		2013	2012
Revenues	$2,830	$2,914	(3)%	$5,532	$5,827	(5)%
Cost of goods sold	2,374	2,382	—	4,723	4,741	—

Gross profit	456	532	(14)%	809	1,086	(26)%
Operating expenses	280	270	4%	533	533	—
Restructuring, impairment and plant closing costs	29	5	480%	73	5	NM

Operating income	147	257	(43)%	203	548	(63)%
Interest expense, net	(51)	(61)	(16)%	(105)	(122)	(14)%
Equity in income of investment in unconsolidated affiliates	2	1	100%	3	3	—
Loss on early extinguishment of debt	—	—	—	(35)	(1)	NM
Other income	2	1	100%	2	1	100%

Income from continuing operations before income taxes	100	198	(49)%	68	429	(84)%
Income tax expense	(44)	(65)	(32)%	(26)	(126)	(79)%

Income from continuing operations	56	133	(58)%	42	303	(86)%
Loss from discontinued operations, net of tax	—	(2)	NM	(2)	(6)	(67)%

Net income	56	131	(57)%	40	297	(87)%
Net income attributable to noncontrolling interests	(7)	(4)	75%	(14)	(4)	250%

Net income attributable to Huntsman International LLC	49	127	(61)%	26	293	(91)%
Interest expense, net	51	61	(16)%	105	122	(14)%
Income tax expense from continuing operations	44	65	(32)%	26	126	(79)%
Income tax expense (benefit) from discontinued operations	2	(1)	NM	—	(2)	NM
Depreciation and amortization	102	101	1%	204	204	—

EBITDA(1)	$248	$353	(30)%	$361	$743	(51)%

Net cash (used in) provided by operating activities				$(6)	$357	NM
Net cash used in investing activities				(182)	(214)	(15)%
Net cash provided by (used in) financing activities				153	(172)	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$302	$378	(20)%	$524	$786	(33)%
Adjusted net income(2)	95	151	(37)%	143	341	(58)%

NM—Not Meaningful

(1)
Our management uses EBITDA and Adjusted EBITDA to assess financial performance. EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition expenses; (b) EBITDA from discontinued operations; (c) loss on early extinguishment of debt; (d) certain legal settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment, plant closing and transition costs (credits).

  Beginning in 2013, we began to exclude the amortization of actuarial gains and losses associated with pension and postretirement benefits from Adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amortization of actuarial gains and losses associated with pension and postretirement benefits arises from changes in actuarial assumptions and the difference between actual and expected returns on plan assets, and not from our normal, or "core," operations. There is diversity in accounting for these actuarial gains and losses within our industry, and we believe that removing these gains and losses provides management and investors greater transparency into the operational results of our businesses and enhances period-over-period comparability. The service cost, amortization of prior service cost (benefit), interest cost and expected return on plan assets components of our periodic pension and postretirement benefit costs (income) will continue to be included in Adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amounts for prior periods have been recast to conform to the current presentation.

  EBITDA and Adjusted EBITDA may not necessarily be comparable to other similarly titled measures used by other companies. There are material limitations associated with our use of these measures because they do not reflect overall financial performance, including the effects of interest, income taxes, depreciation and amortization. Our management compensates for the limitations of these measures by using them as a supplement to GAAP results.

  For a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see the tables below (dollars in millions):

  Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Huntsman Corporation	$47	$124	$23	$287
Interest expense, net	47	57	98	116
Income tax expense from continuing operations	44	65	24	125
Income tax expense (benefit) from discontinued operations	2	(1)	—	(2)
Depreciation and amortization	109	107	216	216

EBITDA	249	352	361	742
Acquisition expenses	2	1	5	1
EBITDA from discontinued operations	(2)	3	1	4
Loss on early extinguishment of debt	—	—	35	1
Certain legal settlements and related expenses	6	—	8	1
Amortization of pension and postretirement actuarial losses	18	11	37	21
Restructuring, impairment and plant closing and transition costs (credits):
Polyurethanes	2	—	3	5
Performance Products	2	(1)	4	—
Advanced Materials	6	2	27	3
Textile Effects(a)	10	5	32	1
Pigments	3	2	3	3
Corporate and other	8	1	8	1

Total restructuring, impairment and plant closing and transition costs (credits)	31	9	77	13

Adjusted EBITDA	$304	$376	$524	$783

  Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Huntsman International	$49	$127	$26	$293
Interest expense, net	51	61	105	122
Income tax expense from continuing operations	44	65	26	126
Income tax expense (benefit) from discontinued operations	2	(1)	—	(2)
Depreciation and amortization	102	101	204	204

EBITDA	248	353	361	743
Acquisition expenses	2	1	5	1
EBITDA from discontinued operations	(2)	3	1	4
Loss on early extinguishment of debt	—	—	35	1
Certain legal settlements and related expenses	6	—	8	1
Amortization of pension and postretirement actuarial losses	17	12	37	23
Restructuring, impairment and plant closing and transition costs (credits):
Polyurethanes	2	—	3	5
Performance Products	2	(1)	4	—
Advanced Materials	6	2	27	3
Textile Effects(a)	10	5	32	1
Pigments	3	2	3	3
Corporate and other	8	1	8	1

Total restructuring, impairment and plant closing and transition costs (credits)	31	9	77	13

Adjusted EBITDA	$302	$378	$524	$786

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our condensed consolidated statements of operations (unaudited).
(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income applicable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition expenses; (b) loss from discontinued operations; (c) discount amortization on settlement financing; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

  Beginning in 2013, we began to exclude the amortization of actuarial gains and losses associated with pension and postretirement benefits from Adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income

  (loss) per share. The amortization of actuarial gains and losses associated with pension and postretirement benefits arises from changes in actuarial assumptions and the difference between actual and expected returns on plan assets, and not from our normal, or "core," operations. There is diversity in accounting for these actuarial gains and losses within our industry, and we believe that removing these gains and losses provides management and investors greater transparency into the operational results of our businesses and enhances period-over-period comparability. The service cost, amortization of prior service cost (benefit), interest cost and expected return on plan assets components of our periodic pension and postretirement benefit costs (income) will continue to be included in Adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amounts for prior periods have been recast to conform to the current presentation.

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Huntsman Corporation	$47	$124	$23	$287
Acquisition expenses, net of tax of nil each for the three months ended and $(1) and nil for the six months ended, respectively	2	1	4	1
Loss from discontinued operations, net of tax of $2 and $3 for the three months ended, respectively, and nil and $2 for the six months ended, respectively	—	2	2	6
Discount amortization on settlement financing, net of tax of $(1) and $(3) for the three months ended, respectively, and $(2) and $(5) for the six months ended, respectively	1	5	3	10
Loss on early extinguishment of debt, net of tax of nil each for the three months ended and $(13) and nil for the six months ended, respectively	—	—	22	1
Certain legal settlements and related expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(2) and nil for the six months ended, respectively	5	—	6	1
Amortization of pension and postretirement actuarial losses, net of tax of $(4) and $(3) for the three months ended, respectively, and $(11) and $(4) for the six months ended, respectively	14	8	26	17
Restructuring, impairment and plant closing and transition costs, net of tax of $(6) and $(2) for the three months ended, respectively, and $(23) and $(3) for the six months ended, respectively(a)	25	7	54	10

Adjusted net income	$94	$147	$140	$333

Weighted average shares—diluted	242.2	240.5	242.0	240.2

Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Huntsman International LLC	$49	$127	$26	$293
Acquisition expenses, net of tax of nil each for the three months ended and $(1) and nil for the six months ended, respectively	2	1	4	1
Loss from discontinued operations, net of tax of $2 and $3 for the three months ended, respectively, and nil and $2 for the six months ended, respectively	—	2	2	6
Discount amortization on settlement financing, net of tax of $(1) and $(3) for the three months ended, respectively, and $(2) and $(5) for the six months ended, respectively	1	5	3	10
Loss on early extinguishment of debt, net of tax of nil each for the three months ended and $(13) and nil for the six months ended, respectively	—	—	22	1
Certain legal settlements and related expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(2) and nil for the six months ended, respectively	5	—	6	1
Amortization of pension and postretirement actuarial losses, net of tax of $(4) and $(3) for the three months ended, respectively, and $(11) and $(4) for the six months ended, respectively	13	9	26	19
Restructuring, impairment and plant closing and transition costs, net of tax of $(6) and $(2) for the three months ended, respectively, and $(23) and $(3) for the six months ended, respectively(a)	25	7	54	10

Adjusted net income	$95	$151	$143	$341

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our condensed consolidated statements of operations (unaudited).

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

        For the three months ended June 30, 2013, the net income attributable to Huntsman Corporation was $47 million on revenues of $2,830 million, compared with net income attributable to Huntsman Corporation of $124 million on revenues of $2,914 million for the same period of 2012. For the three months ended June 30, 2013, the net income attributable to Huntsman International was $49 million on revenues of $2,830 million, compared with net income attributable to Huntsman International of $127 million on revenues of $2,914 million for the same period of 2012. The decrease of $77 million in net income attributable to Huntsman Corporation and the decrease of $78 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended June 30, 2013 decreased by $84 million, or 3%, as compared with the 2012 period. The decrease was due principally to lower average selling prices in our Performance Products and Pigments segments and lower sales volumes in our Advanced Materials segment. See "—Segment Analysis" below.

  •
  Gross profit for the three months ended June 30, 2013 decreased by $76 million, or 14%, as compared with the 2012 period. The decrease resulted from lower gross margins in our Polyurethanes and Pigments segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2013 increased by $9 million and $10 million, respectively, or 3% and 4%, respectively, as compared with the 2012 period. Increased operating expenses were related to higher legal settlements and acquisition-related expenses partially offset by foreign currency transaction gains.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2013 increased to $29 million from $5 million in the 2012 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the three months ended June 30, 2013 decreased by $10 million each, or 18% and 16%, respectively, as compared with the 2012 period. The decrease was due primarily to the reduction in noncash interest expense resulting from the repayment of our 2016 Senior Notes in December 2012 and March 2013.

  •
  Income tax expense for the three months ended June 30, 2013 decreased by $21 million as compared with the same period in 2012, primarily due to decreased pre-tax income. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended June 30,
			Percent Change Favorable (Unfavorable)
	2013	2012
Revenues
Polyurethanes	$1,246	$1,262	(1)%
Performance Products	777	778	—
Advanced Materials	321	346	(7)%
Textile Effects	216	195	11%
Pigments	334	407	(18)%
Eliminations	(64)	(74)	14%

Total	$2,830	$2,914	(3)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$163	$170	(4)%
Performance Products	105	86	22%
Advanced Materials	24	22	9%
Textile Effects	(9)	(10)	10%
Pigments	25	131	(81)%
Corporate and other	(61)	(44)	(39)%

Subtotal	247	355	(30)%
Discontinued Operations	2	(3)	NM

Total	$249	$352	(29)%

Huntsman International
Segment EBITDA
Polyurethanes	$163	$170	(4)%
Performance Products	105	86	22%
Advanced Materials	24	22	9%
Textile Effects	(9)	(10)	10%
Pigments	25	131	(81)%
Corporate and other	(62)	(43)	(44)%

Subtotal	246	356	(31)%
Discontinued Operations	2	(3)	NM

Total	$248	$353	(30)%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended June 30, 2013 vs. 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	1%	(1)%	(1)%	—
Performance Products	(1)%	—	1%	—
Advanced Materials	3%	(2)%	2%	(10)%
Textile Effects	3%	(1)%	—	9%
Pigments	(26)%	(1)%	—	9%
Total Company	(4)%	(1)%	(1)%	3%

	Three months ended June 30, 2013 vs. March 31, 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	(4)%	(1)%	(2)%	12%
Performance Products	(10)%	(1)%	6%	13%
Advanced Materials	3%	(1)%	1%	(7)%
Textile Effects	5%	(1)%	—	11%
Pigments	(2)%	(1)%	—	4%
Total Company	(3)%	(1)%	(1)%	10%

(1)
Excludes revenues and sales volumes from tolling arrangements, byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2013 compared to the same period of 2012 was primarily due to sales mix effect, partially offset by higher average selling prices. MDI sales volumes decreased in the European region primarily as a result of the extended outage related to the force majeure at our MDI facility in Rotterdam, The Netherlands, partially offset by increased sales volumes in the Americas and Asia Pacific regions. PO/MTBE sales volumes were essentially unchanged. MDI average selling prices increased in all regions primarily in response to higher raw material costs. PO/MTBE average selling prices decreased primarily due to less favorable market conditions. The decrease in segment EBITDA was primarily due to lower MDI earnings as a result of the extended outage related to the force majeure at our MDI facility in Rotterdam, partially offset by increased PO/MTBE earnings. During the three months ended June 30, 2013 and 2012, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $2 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        Sales revenues in our Performance Products segment for the three months ended June 30, 2013 compared to the same period of 2012 were essentially unchanged. Average selling prices decreased primarily in response to lower raw material costs offset by an improvement in sales mix effect. Sales volumes were essentially unchanged as higher sales of maleic anhydride and glycols were offset by lower surfactant sales. The increase in segment EBITDA was primarily due to higher margins in our maleic anhydride and downstream ethylene businesses, partially offset by higher restructuring, impairment and plant closing costs. During the three months ended June 30, 2013 and 2012, our Performance Products segment recorded restructuring, impairment and plant closing costs (credits) of $2 million and $(1) million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2013 compared to the same period of 2012 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased in the European and India Middle East regions, primarily in our base resins business, due to weaker demand and increased competition, while sales volumes in the Americas region increased primarily due to strong demand in the aerospace and coatings and construction markets. Average selling prices increased in the European region, primarily in response to higher raw material costs and increased focus on higher value component sales, partially offset by decreases in average selling prices in the Asia Pacific formulations business and in the Americas base resins business due to increased competition. The increase in segment EBITDA was primarily due to lower manufacturing and selling, general and administrative costs as a result of recent restructuring efforts, partially offset by higher restructuring, impairment and plant closing costs, lower margins and lower sales volumes. During the three months ended June 30, 2013 and 2012, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $6 million and $2 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended June 30, 2013 compared to the same period of 2012 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to increased market share in key markets. Average selling prices increased primarily in response to higher raw material costs. The increase in segment EBITDA was primarily due to higher sales volumes, higher margins and lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts, partially offset by higher restructuring, impairment and plant closing and transition costs. During the three months ended June 30, 2013 and 2012, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $10 million and $5 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the three months ended June 30, 2013 compared to the same period of 2012 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions of the world primarily as a result of high industry inventory levels; however, we have now seen sequential stabilization in selling prices. Sales volumes increased primarily due to higher end-use demand. The decrease in segment EBITDA was primarily due to lower margins, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts. During the three months ended June 30, 2013 and 2012, our Pigments segment recorded restructuring, impairment and plant closing costs of $3 million and $2 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2013, EBITDA from Corporate and other for Huntsman Corporation decreased by $17 million to a loss of $61 million from a loss of $44 million for the same period in 2012. For the three months ended June 30, 2013, EBITDA from Corporate and other for Huntsman International decreased by $19 million to a loss of $62 million from a loss of $43 million for the same period in 2012. The decrease in EBITDA resulted primarily from a $7 million increase in restructuring, impairment and plant closing costs ($8 million of expense in 2013 compared to $1 million of expense in 2012). For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA also resulted from a $5 million increase in LIFO inventory valuation expense ($4 million of income in 2013 compared to $9 million of income in 2012) and a $5 million decrease in income from benzene sales ($4 million loss in 2013 compared to $1 million gain in 2012).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The loss from discontinued operations represents the operating results, legal costs, restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

        For the six months ended June 30, 2013, the net income attributable to Huntsman Corporation was $23 million on revenues of $5,532 million, compared with net income attributable to Huntsman Corporation of $287 million on revenues of $5,827 million for the same period of 2012. For the six months ended June 30, 2013, the net income attributable to Huntsman International was $26 million on revenues of $5,532 million, compared with net income attributable to Huntsman International of $293 million on revenues of $5,827 million for the same period of 2012. The decrease of $264 million in net income attributable to Huntsman Corporation and the decrease of $267 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the six months ended June 30, 2013 decreased by $295 million, or 5%, as compared with the 2012 period. The decrease was due principally to lower average selling prices in our Pigments segment and lower sales volumes in all of our segments, except Textile Effects and Pigments. See "—Segment Analysis" below.

  •
  Gross profit for the six months ended June 30, 2013 decreased by $277 million, or 26%, as compared with the 2012 period. The decrease resulted from lower gross margins in all of our segments, except Performance Products and Textile Effects. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses for Huntsman International for the six months ended June 30, 2013 decreased by $1 million and nil, respectively, as compared with the 2012 period primarily related to an increase in legal settlement costs offset by foreign currency transaction gains.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2013 increased to $73 million from $5 million in the 2012 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the six months ended June 30, 2013 decreased by $18 million and $17 million, or 16% and 14%, respectively, as compared with the 2012 period. The decrease was due primarily to the reduction in noncash interest expense resulting from the repayment of our 2016 Senior Notes in December 2012 and March 2013.

  •
  Loss on early extinguishment of debt for the six months ended June 30, 2013 increased to $35 million from $1 million in the 2012 period as a result of higher repayments of indebtedness during the six months ended June 30, 2013 as compared to the 2012 period. During the six months ended June 30, 2013, we recorded a loss on early extinguishment of debt of $35 million primarily from the repurchase of the remainder of our 2016 Senior Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense and the income tax expense of Huntsman International for the six months ended June 30, 2013 decreased by $101 million and $100 million, respectively, as compared with the same period in 2012, primarily due to decreased pre-tax income. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the six months ended June 30, 2013 decreased to $2 million from $6 million in the 2012 period, resulting primarily from higher legal costs in the 2012 period. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Six months ended June 30,
			Percent Change Favorable (Unfavorable)
	2013	2012
Revenues
Polyurethanes	$2,428	$2,475	(2)%
Performance Products	1,499	1,592	(6)%
Advanced Materials	657	686	(4)%
Textile Effects	404	380	6%
Pigments	664	831	(20)%
Eliminations	(120)	(137)	12%

Total	$5,532	$5,827	(5)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$330	$341	(3)%
Performance Products	154	175	(12)%
Advanced Materials	27	53	(49)%
Textile Effects	(36)	(15)	(140)%
Pigments	28	277	(90)%
Corporate and other	(141)	(85)	(66)%

Subtotal	362	746	(51)%
Discontinued Operations	(1)	(4)	75%

Total	$361	$742	(51)%

Huntsman International
Segment EBITDA
Polyurethanes	$330	$341	(3)%
Performance Products	154	175	(12)%
Advanced Materials	27	53	(49)%
Textile Effects	(36)	(15)	(140)%
Pigments	28	277	(90)%
Corporate and other	(141)	(84)	(68)%

Subtotal	362	747	(52)%
Discontinued Operations	(1)	(4)	75%

Total	$361	$743	(51)%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Six months ended June 30, 2013 vs. 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(1)
Period-Over-Period Increase (Decrease)
Polyurethanes	1%	—	1%	(4)%
Performance Products	3%	—	—	(9)%
Advanced Materials	2%	(2)%	3%	(7)%
Textile Effects	—	(1)%	(1)%	8%
Pigments	(25)%	—	1%	4%
Total Company	(1)%	(1)%	—	(3)%

(1)
Excludes revenues and sales volumes from tolling arrangements, byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2013 compared to the same period of 2012 was primarily due to lower sales volumes, partially offset by higher average selling prices and an improvement in sales mix effect. MDI sales volumes decreased in the European region primarily as a result of the extended outage related to the force majeure at our MDI facility in Rotterdam, The Netherlands in the second quarter of 2013, partially offset by increased sales volumes in the Americas and Asia Pacific regions. PO/MTBE sales volumes decreased primarily due to the timing of shipments. MDI average selling prices increased in all regions primarily in response to higher raw material costs. PO/MTBE average selling prices decreased primarily due to less favorable market conditions. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings (first quarter 2012 benefited from industry supply outages), partially offset by higher MDI margins and lower restructuring, impairment and plant closing costs. During the six months ended June 30, 2013 and 2012, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $3 million and $5 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the six months ended June 30, 2013 compared to the same period of 2012 was due to lower sales volumes, partially offset by higher average selling prices. The decrease in sales volumes was due to the impact of the scheduled maintenance on our olefins and ethylene oxide facilities in Port Neches, Texas in the first quarter of 2013. Excluding the impact of this scheduled maintenance, sales volumes would have increased by approximately 1%. Average selling prices increased primarily due to an improvement in sales mix effect. The decrease in segment EBITDA was primarily due to the impact of our scheduled maintenance, estimated at $55 million, and higher restructuring, impairment and plant closing costs, partially offset by higher margins. During the six months ended June 30, 2013 and 2012, we recorded restructuring, impairment and plant closing costs of $4 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2013 compared to the same period of 2012 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased in the European and India Middle East regions, primarily in our base resins business, due to weaker demand and increased competition, and in the Americas region across most markets other than the aerospace market, partially offset by an increase in sales volumes in the Asia Pacific region, primarily in the marine market. Average selling prices increased in the European region, primarily in response to higher raw material costs and increased focus on higher value component sales, partially offset by decreases in average selling prices in the Asia Pacific formulations and specialty components businesses and in the Americas base resins business due to increased competition. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing costs and lower margins and lower sales volumes, partially offset by lower selling, general and administrative costs as a result of recent restructuring efforts. During the six months ended June 30, 2013 and 2012, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $27 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the six months ended June 30, 2013 compared to the same period of 2012 was due to higher sales volumes. Sales volumes increased primarily due to increased market share in key markets. Average selling prices remained unchanged, but revenues were negatively impacted by lower sales mix effect. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing and transition costs and higher raw material costs, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts, higher sales volumes and higher margins. During the six months ended June 30, 2013 and 2012, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $32 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the six months ended June 30, 2013 compared to the same period of 2012 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions of the world primarily as a result of high industry inventory levels; however, we have now seen sequential stabilization in selling prices. Sales volumes increased primarily due to higher end-use demand. The decrease in segment EBITDA was primarily due to lower margins, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts. During the six months ended June 30, 2013 and 2012, our Pigments segment recorded restructuring, impairment and plant closing costs of $3 million each. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended

June 30, 2013, EBITDA from Corporate and other for Huntsman Corporation decreased by $56 million to a loss of $141 million from a loss of $85 million for the same period in 2012. For the six months ended June 30, 2013, EBITDA from Corporate and other for Huntsman International decreased by $57 million to a loss of $141 million from a loss of $84 million for the same period in 2012. The decrease in EBITDA resulted primarily from an increase in loss on early extinguishment of debt of $34 million ($35 million of loss in 2013 compared to $1 million of loss in 2012). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA also resulted from a $12 million increase in LIFO inventory valuation expense ($1 million of expense in 2013 compared to $11 million of income in 2012), a $13 million decrease in income from benzene sales ($6 million loss in 2013 compared to $7 million gain in 2012) and a $7 million increase in restructuring, impairment and plant closing costs ($8 million of expense in 2013 compared to $1 million in 2012). For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA was partially offset by a decrease in unallocated foreign exchange losses of $5 million ($2 million loss in 2013 compared to $7 million loss in 2012) along with a decrease in incentive compensation of $4 million.

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The loss from discontinued operations represents the operating results, legal costs, restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash (used in) provided by operating activities for the six months ended June 30, 2013 and 2012 was $(2) million and $348 million, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2013 compared with the same period in 2012 was primarily attributable to a decrease in operating income as described in "—Results of Operations" above and to a $100 million unfavorable variance in deferred income taxes and a $30 million unfavorable variance in operating assets and liabilities for the six months ended June 30, 2013 as compared with the same period of 2012.

        Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $182 million and $185 million, respectively. During the six months ended June 30, 2013 and 2012, we paid $181 million and $163 million, respectively, for capital expenditures. During the six months ended June 30, 2013 and 2012, we made investments in Louisiana Pigments Company, L.P. of $20 million and $60 million, respectively, and in Nanjing Jinling Huntsman New Materials Co., Ltd of $12 million and nil, respectively, and received dividends from Louisiana Pigments Company, L.P. of $34 million and $40 million, respectively. During the six months ended June 30, 2013 and 2012, we paid $7 million and $2 million, respectively, for the acquisitions of businesses.

        Net cash used in financing activities for the six months ended June 30, 2013 and 2012 was $27 million and $264 million, respectively. The decrease in net cash used in financing activities was primarily due to higher net borrowings of debt during the 2013 period as compared to the 2012 period, offset in part by an increase in dividends paid to common stockholders.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2013	December 31, 2012	(Decrease) Increase	Percent Change
Cash and cash equivalents	$172	$387	$(215)	(56)%
Restricted cash	9	9	—	—
Accounts and notes receivable, net	1,714	1,583	131	8%
Inventories	1,698	1,819	(121)	(7)%
Prepaid expenses	40	48	(8)	(17)%
Deferred income taxes	51	51	—	—
Other current assets	248	222	26	12%

Total current assets	3,932	4,119	(187)	(5)%

Accounts payable	1,031	1,150	(119)	(10)%
Accrued liabilities	705	705	—	—
Deferred income taxes	38	38	—	—
Current portion of debt	317	288	29	10%

Total current liabilities	2,091	2,181	(90)	(4)%

Working capital	$1,841	$1,938	$(97)	(5)%

        Our working capital decreased by $97 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $215 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable increased by $131 million mainly due to higher sales in the second quarter 2013.

  •
  Inventories decreased by $121 million mainly due to lower inventory levels primarily in our Pigments segment resulting from management's efforts to reduce inventory, particularly in ores raw materials.

  •
  Other current assets increased by $26 million primarily due to an expected refund of $57 million for the return of value added taxes paid to a supplier, offset in part by lower bank accepted drafts with maturities greater than 90 days from receipt.

  •
  The decrease in accounts payable of $119 million was primarily due to lower inventories.

  •
  Accrued liabilities were unchanged as increases in current taxes payable and taxes other than income, of which $57 million related to value added taxes, were offset by decreases in unearned income, accrued rebates and accrued restructuring costs.

  •
  The increase in current portion of debt of $29 million was primarily due to a portion of our long-term debt maturity becoming due within one year of maturity and being reclassified to current portion of debt as of June 30, 2013.

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International). Huntsman Corporation is not a guarantor of such subsidiary debt.

        Certain of our subsidiaries are designated as nonguarantor subsidiaries and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Senior Credit Facilities

        As of June 30, 2013, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B	NA	862		861		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 3.00%	2017
Term Loan C	NA	419		396		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $18 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our Term Loan C due June 30, 2016.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendment to Credit Agreement

        On March 11, 2013, Huntsman International entered into an eighth amendment to its Senior Credit Facilities. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount outstanding under our Term Loan B and for general corporate purposes. The additional term loan was recorded at its carrying value of $224 million as of June 30, 2013. The additional term loan has identical terms to our Extended Term Loan B.

        In connection with this debt repayment, we recognized a loss on early extinguishment of debt of approximately $1 million.

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. SPE and a EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

June 30, 2013
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable Rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $293)	€114 (approximately $149)	Applicable Rate plus 1.35%

(1)
The amount of actual availability under the A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)
Each interest rate is defined in the applicable agreements. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

(3)
Applicable rate for the U.S. A/R Program is defined by the lender as either USD LIBOR or CP rate. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of June 30, 2013, we had approximately $4 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of June 30, 2013, $634 million of accounts receivable were pledged as collateral under the A/R Programs.

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to its EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

        On April 29, 2013, Huntsman International entered into an amendment to its U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the U.S. A/R Program by two years to April 2016, provides for additional availability under the U.S. A/R program and reduces the applicable margin on borrowings to 1.10%.

Notes

        As of June 30, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($646 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($542 carrying value)

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of 2020 Senior Notes. The aggregate additional notes are recorded at carrying value of $246 million as of June 30, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 2016 Senior Notes, to pay associated accrued interest and for general corporate purposes.

        The 2020 Senior Notes bear interest at the rate of 4.875% per year payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013 and are due on November 15, 2020. Huntsman International may redeem the 2020 Senior Notes in whole or in part at any time prior to August 17, 2020 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        The 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indenture with respect to the 2020 Senior Notes imposes certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

Variable Interest Entity Debt

        As of June 30, 2013, Arabian Amines Company had $178 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the non-compliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of June 30, 2013, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2013, we have a loan of $872 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2013 on our condensed consolidated balance sheets (unaudited). As of June 30, 2013, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under its loan commitments. See "—Variable Interest Entity Debt" above.

        Our material financing arrangements contain certain covenants with which we must comply. A failure to comply with a covenant could result in a default under a financing arrangement unless we obtained an appropriate waiver or forbearance (as to which we can provide no assurance). A default under these material financing arrangements generally allows debt holders the option to declare the underlying debt obligations immediately due and payable. Furthermore, certain of our material financing arrangements contain cross-default and cross-acceleration provisions under which a failure to comply with the covenants in one financing arrangement may result in an event of default under another financing arrangement.

        Our Senior Credit Facilities are subject to the Leverage Covenant which applies only to the Revolving Facility and is tested at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

        If in the future Huntsman International fails to comply with the Leverage Covenant, then we may not have access to liquidity under our Revolving Facility. If Huntsman International failed to comply with the Leverage Covenant at a time when we had uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

        The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs' metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2013, we had $838 million of combined cash and unused borrowing capacity, consisting of $181 million in cash and restricted cash, $382 million in availability under our Revolving Facility, and $275 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $167 million for the six months ended June 30, 2013, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  On July 5, 2013, we entered into a definitive agreement to acquire the business of Oxid for an amount up to $75 million. This transaction is expected to close during the third quarter of 2013, and we expect to fund the acquisition through available liquidity or through other financing arrangements. We do not expect the acquisition to materially affect our liquidity.

  •
  During 2013, we expect to spend approximately $450 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the six months ended June 30, 2013, we made contributions to our pension and postretirement benefit plans of $76 million. During 2013, we expect to contribute an additional amount of approximately $91 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2013, we had $111 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $74 million.

    On September 8, 2009, we announced the closure of our styrenics facility located at West Footscray, Australia. We ceased the Australian styrenics operations during the first quarter of 2010. As of June 30, 2013, we had restructuring accruals of $4 million and environmental remediation accruals of approximately $26 million. We can provide no assurance that the eventual environmental remediation costs will not be materially different from our current estimate. The plant closure and environmental remediation costs are expected to be funded as they are incurred over the next several years.

  •
  We have in the past repurchased shares of our common stock. In the future, we could repurchase shares of our common stock from time to time without notice, through the open market or in privately negotiated transactions. Any such stock repurchases could impact our liquidity.

        As of June 30, 2013, we had $317 million classified as current portion of debt including an HPS borrowing facility in China with $69 million outstanding, our scheduled Senior Credit Facilities amortization payments totaling $17 million, debt at our variable interest entities of $189 million and certain other short-term facilities and scheduled amortization payments totaling $42 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of June 30, 2013, we had approximately $167 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        Our Polyurethanes, Advanced Materials and Textile Effects segments are involved in cost reduction programs that are expected to reduce costs in these businesses by approximately $220 million. These cost savings are expected to be achieved through the middle of 2014. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

LEGAL PROCEEDINGS

        For a discussion of legal proceedings, see "Note 13. Commitments and Contingencies—Legal Matters" and "Note 14. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited).

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

        For a discussion of environmental, health and safety matters, see "Note 14. Environmental, Health and Safety Matters" to our condensed consolidated financial statements (unaudited).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements (unaudited).

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity pricing risks. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures.

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2013, we had approximately $217 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of June 30, 2013, the combined fair value of these two hedges was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of June 30, 2013 was €42 million (approximately $55 million) and the derivative transactions do not qualify for hedge accounting. As of June 30, 2013, the fair value of this hedge was €2 million (approximately $3 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2013, we recorded additional interest expense of nil due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of June 30, 2013 was $34 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2013, the fair value of the swap was $4 million and was recorded as other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2013, we recorded a reduction of interest expense of $1 million each due to changes in fair value of the swap. As of June 30, 2013, Arabian Amines Company was not in compliance with payment and other obligations contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2013, the fair value of this swap was $24 million and was recorded in other noncurrent assets on our condensed consolidated balance sheets (unaudited).

        We finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2013, we have designated approximately €255 million (approximately $332 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2013, the amount of (loss) gain recognized on the hedge of our net investment was $(5) and $5, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive income (loss) (unaudited). As of June 30, 2013, we had approximately €964 million (approximately $1,257 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        As disclosed in our Form 10-K for the fiscal year ended December 31, 2012, we have been named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other asserted co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter are DuPont, Kronos and Cristal (formerly Millennium).

        On July 15, 2013, we agreed to pay an amount not material to our consolidated financial statements to settle the claims of the Direct Purchasers. Although we vigorously deny any wrongdoing alleged in the litigation, we determined to enter into the settlement to avoid the burdens and uncertainties inherent in complex litigation. In exchange for the settlement payment, we will receive from the Direct Purchasers a release of all claims against us, as described in the settlement agreement. The settlement is subject to final approval by the court after notice is given to the class members.

        We had fully accrued for this matter as of June 30, 2013. The settlement does not resolve the Indirect Purchasers litigation.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the six months ended June 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—
May	—	—	—	—
June	3,231	18.56	—	—

Total	3,231	$18.56	—

(1)
There were 3,231 shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during June.

ITEM 6.    EXHIBITS

10.1		Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)

10.2		Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on March 12, 2013)

10.3	*	Form of Notice of Award of Common Stock

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2013	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1		Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)
10.2		Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on March 12, 2013)

10.3	*	Form of Notice of Award of Common Stock Award
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.