Form 10-Q
period 2013-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2013-10-29
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

          On October 21, 2013, 241,438,911 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions, Except Share and Per Share Amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$397	$387
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $43 and $47, respectively), ($594 and $520 pledged as collateral, respectively)(a)	1,674	1,534
Accounts receivable from affiliates	29	49
Inventories(a)	1,695	1,819
Prepaid expenses	66	48
Deferred income taxes	51	51
Other current assets(a)	205	222

Total current assets	4,126	4,119
Property, plant and equipment, net(a)	3,745	3,745
Investment in unconsolidated affiliates	274	238
Intangible assets, net(a)	55	68
Goodwill	131	117
Deferred income taxes	238	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	451	366

Total assets	$9,021	$8,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,034	$1,102
Accounts payable to affiliates	41	48
Accrued liabilities(a)	689	705
Deferred income taxes	38	38
Current portion of debt(a)	295	288

Total current liabilities	2,097	2,181
Long-term debt(a)	3,574	3,414
Notes payable to affiliates	5	4
Deferred income taxes	267	228
Other noncurrent liabilities(a)	1,115	1,161

Total liabilities	7,058	6,988
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 245,423,677 and 243,813,779 issued and 239,890,799 and 238,273,422 outstanding in 2013 and 2012, respectively	2	2
Additional paid-in capital	3,297	3,264
Treasury stock, 4,043,526 shares at both September 30, 2013 and December 31, 2012	(50)	(50)
Unearned stock-based compensation	(16)	(12)
Accumulated deficit	(698)	(687)
Accumulated other comprehensive loss	(714)	(744)

Total Huntsman Corporation stockholders' equity	1,821	1,773
Noncontrolling interests in subsidiaries	142	123

Total equity	1,963	1,896

Total liabilities and equity	$9,021	$8,884

(a)
At September 30, 2013 and December 31, 2012, respectively, $45 and $28 of cash and cash equivalents, $9 each of restricted cash, $46 and $38 of accounts and notes receivable (net), $49 and $55 of inventories, $2 and nil of other current assets, $367 and $378 of property, plant and equipment (net), $17 and $19 of intangible assets (net), $28 each of other noncurrent assets, $134 and $76 of accounts payable, $28 and $26 of accrued liabilities, $186 and $193 of current portion of debt, $70 and $77 of long-term debt, and $88 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Trade sales, services and fees, net	$2,789	$2,691	$8,198	$8,406
Related party sales	53	50	176	162

Total revenues	2,842	2,741	8,374	8,568
Cost of goods sold	2,335	2,204	7,067	6,954

Gross profit	507	537	1,307	1,614
Operating expenses:
Selling, general and administrative	238	220	697	673
Research and development	35	35	105	112
Other operating (income) expense	(1)	—	6	7
Restructuring, impairment and plant closing costs	37	47	110	52

Total expenses	309	302	918	844

Operating income	198	235	389	770
Interest expense, net	(48)	(56)	(146)	(172)
Equity in income of investment in unconsolidated affiliates	3	2	6	5
Loss on early extinguishment of debt	—	(1)	(35)	(2)
Other income	—	1	2	2

Income from continuing operations before income taxes	153	181	216	603
Income tax expense	(81)	(61)	(105)	(186)

Income from continuing operations	72	120	111	417
Loss from discontinued operations, net of tax	(2)	(1)	(4)	(7)

Income before extraordinary gain	70	119	107	410
Extraordinary gain on the acquistion of a business, net of tax of nil	—	1	—	1

Net income	70	120	107	411
Net income attributable to noncontrolling interests	(6)	(4)	(20)	(8)

Net income attributable to Huntsman Corporation	$64	$116	$87	$403

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.28	$0.49	$0.38	$1.72
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.02)	(0.02)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	—	—

Net income attributable to Huntsman Corporation common stockholders	$0.27	$0.49	$0.36	$1.70

Weighted average shares	239.8	237.9	239.5	237.4

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.27	$0.48	$0.38	$1.70
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.02)	(0.02)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	—	—

Net income attributable to Huntsman Corporation common stockholders	$0.26	$0.48	$0.36	$1.68

Weighted average shares	242.5	240.8	242.1	240.3

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$66	$116	$91	$409
Loss from discontinued operations, net of tax	(2)	(1)	(4)	(7)
Extraordinary gain on the acquisition of a business, net of tax	—	1	—	1

Net income	$64	$116	$87	$403

Dividends per share	$0.125	$0.10	$0.375	$0.30

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$70	$120	$107	$411
Other comprehensive income, net of tax:
Foreign currency translations adjustments, net of tax of $3 and nil for the three months ended, respectively, and $2 and $1 for the nine months ended, respectively	53	94	(44)	25
Pension and other postretirement benefits adjustments, net of tax $(6) and $3 for the three months ended, respectively, and $(21) and $(15) for the nine months ended, respectively	18	14	68	55
Other, net	3	—	5	(2)

Other comprehensive income, net of tax:	74	108	29	78

Comprehensive income	144	228	136	489
Comprehensive income attributable to noncontrolling interests	(8)	(6)	(19)	(10)

Comprehensive income attributable to Huntsman Corporation	$136	$222	$117	$479

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net income	$107	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the consolidation of a business	—	4
Equity in income of investment in unconsolidated affiliates	(6)	(5)
Depreciation and amortization	326	324
Loss on disposal of businesses/assets, net	4	2
Loss on early extinguishment of debt	35	2
Noncash interest expense	7	27
Noncash restructuring and impairment charges	7	10
Deferred income taxes	31	47
Noncash loss on foreign currency transactions	23	9
Stock-based compensation	21	21
Other, net	1	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(146)	(102)
Inventories	118	(252)
Prepaid expenses	(16)	(17)
Other current assets	17	12
Other noncurrent assets	(108)	(8)
Accounts payable	(18)	122
Accrued liabilities	(45)	15
Other noncurrent liabilities	30	(69)

Net cash provided by operating activities	388	556

Investing Activities:
Capital expenditures	(295)	(248)
Investment in unconsolidated affiliates	(76)	(84)
Proceeds from sale of businesses/assets	(1)	—
Cash received from unconsolidated affiliates	48	51
Acquisition of a business	(66)	(18)
Increase in restricted cash	—	(2)
Other, net	2	2

Net cash used in investing activities	(388)	(299)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$(3)	$(16)
Net borrowings on overdraft facilities	(2)	2
Repayments of short-term debt	(18)	(40)
Borrowings on short-term debt	14	—
Repayments of long-term debt	(459)	(242)
Proceeds from issuance of long-term debt	572	3
Repayments of notes payable	(30)	(33)
Borrowings on notes payable	34	34
Debt issuance costs paid	(4)	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	(2)
Dividends paid to common stockholders	(90)	(72)
Repurchase and cancellation of stock awards	(6)	(7)
Proceeds from issuance of common stock	4	2
Excess tax benefit related to stock-based compensation	4	4
Other, net	—	(7)

Net cash provided by (used in) financing activities	12	(378)

Effect of exchange rate changes on cash	(2)	2

Increase (decrease) in cash and cash equivalents	10	(119)
Cash and cash equivalents at beginning of period	387	554

Cash and cash equivalents at end of period	$397	$435

Supplemental cash flow information:
Cash paid for interest	$152	$177
Cash paid for income taxes	60	153

        During the nine months ended September 30, 2013 and 2012, the amount of capital expenditures in accounts payable decreased by $41 million and $1 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman Corporation Stockholders
	Common stock
			Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interests in subsidiaries	Total equity
	Shares	Amount
Balance, January 1, 2013	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$123	$1,896
Net income (loss)	—	—	—	—	—	87	—	20	107
Other comprehensive income	—	—	—	—	—	—	30	(1)	29
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	6	—	10	—	—	—	16
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	853,698	—	4	—	—	—	—	—	4
Excess tax benefit related to stock- based compensation	—	—	4	—	—	—	—	—	4
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	—	(2)
Dividends paid on common stock	—	—	—	—	—	(90)	—	—	(90)

Balance, September 30, 2013	239,890,799	$2	$3,297	$(50)	$(16)	$(698)	$(714)	$142	$1,963

Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776
Net income	—	—	—	—	—	403	—	8	411
Other comprehensive income	—	—	—	—	—	—	76	2	78
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,155,549	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	6	—	10	—	—	—	16
Repurchase and cancellation of stock awards	(534,996)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	661,299	—	2	—	—	—	—	—	2
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Dividends paid on common stock	—	—	—	—	—	(72)	—	—	(72)
Acquisition of a business	—	—	(2)	—	—	—	—	—	(2)

Balance, September 30, 2012	238,027,939	$2	$3,260	$(50)	$(14)	$(623)	$(483)	$124	$2,216

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$378	$210
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $43 and $47, respectively), ($594 and $520 pledged as collateral, respectively)(a)	1,673	1,534
Accounts receivable from affiliates	286	299
Inventories(a)	1,695	1,819
Prepaid expenses	66	48
Deferred income taxes	51	51
Other current assets(a)	205	222

Total current assets	4,363	4,192
Property, plant and equipment, net(a)	3,675	3,656
Investment in unconsolidated affiliates	274	238
Intangible assets, net(a)	57	70
Goodwill	131	117
Deferred income taxes	237	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	451	366

Total assets	$9,189	$8,870

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,034	$1,101
Accounts payable to affiliates	45	62
Accrued liabilities(a)	733	723
Deferred income taxes	38	39
Note payable to affiliate	100	100
Current portion of debt(a)	295	288

Total current liabilities	2,245	2,313
Long-term debt(a)	3,574	3,414
Notes payable to affiliates	777	599
Deferred income taxes	184	170
Other noncurrent liabilities(a)	1,112	1,157

Total liabilities	7,892	7,653
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,133	3,109
Accumulated deficit	(1,220)	(1,224)
Accumulated other comprehensive loss	(758)	(791)

Total Huntsman International LLC members' equity	1,155	1,094
Noncontrolling interests in subsidiaries	142	123

Total equity	1,297	1,217

Total liabilities and equity	$9,189	$8,870

(a)
At September 30, 2013 and December 31, 2012, respectively, $45 and $28 of cash and cash equivalents, $9 each of restricted cash, $46 and $38 of accounts and notes receivable (net), $49 and $55 of inventories, $2 and nil of other current assets, $367 and $378 of property, plant and equipment (net), $17 and $19 of intangible assets (net), $28 each of other noncurrent assets, $134 and $76 of accounts payable, $28 and $26 of accrued liabilities, $186 and $193 of current portion of debt, $70 and $77 of long-term debt, and $88 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Trade sales, services and fees, net	$2,789	$2,691	$8,198	$8,406
Related party sales	53	50	176	162

Total revenues	2,842	2,741	8,374	8,568
Cost of goods sold	2,331	2,199	7,054	6,940

Gross profit	511	542	1,320	1,628
Operating expenses:
Selling, general and administrative	236	220	692	669
Research and development	35	35	105	112
Other operating (income) expense	(1)	—	6	7
Restructuring, impairment and plant closing costs	37	47	110	52

Total expenses	307	302	913	840

Operating income	204	240	407	788
Interest expense, net	(51)	(59)	(156)	(181)
Equity in income of investment in unconsolidated affiliates	3	2	6	5
Loss on early extinguishment of debt	—	(1)	(35)	(2)
Other income	—	1	2	2

Income from continuing operations before income taxes	156	183	224	612
Income tax expense	(80)	(62)	(106)	(188)

Income from continuing operations	76	121	118	424
Loss from discontinued operations, net of tax	(2)	(1)	(4)	(7)

Income before extraordinary gain	74	120	114	417
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	—	1

Net income	74	121	114	418
Net income attributable to noncontrolling interests	(6)	(4)	(20)	(8)

Net income attributable to Huntsman International LLC	$68	$117	$94	$410

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in Millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$74	$121	$114	$418
Other comprehensive income, net of tax:
Foreign currency translations adjustments, net of tax of $3 and nil for the three months ended, respectively, and $2 and $1 for the nine months ended, respectively	53	94	(44)	25
Pension and other postretirement benefits adjustments, net of tax $(7) and $(3) for the three months ended, respectively, and $(22) and $(16) for the nine months ended, respectively	19	15	71	58
Other, net	2	—	5	(1)

Other comprehensive income, net of tax:	74	109	32	82

Comprehensive income	148	230	146	500
Comprehensive income attributable to noncontrolling interests	(8)	(6)	(19)	(10)

Comprehensive income attributable to Huntsman International LLC	$140	$224	$127	$490

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net income	$114	$418
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the consolidation of a business	—	4
Equity in income of investment in unconsolidated affiliates	(6)	(5)
Depreciation and amortization	308	306
Loss on disposal of businesses/assets, net	4	2
Loss on early extinguishment of debt	35	2
Noncash interest (income) expense	(1)	36
Noncash restructuring and impairment charges	7	10
Deferred income taxes	6	127
Noncash loss on foreign currency transactions	23	9
Noncash compensation	20	20
Other, net	3	5
Changes in operating assets and liabilities:
Accounts and notes receivable	(146)	(102)
Inventories	118	(252)
Prepaid expenses	(16)	(17)
Other current assets	17	(14)
Other noncurrent assets	(108)	(8)
Accounts payable	(9)	112
Accrued liabilities	(20)	45
Other noncurrent liabilities	33	(65)

Net cash provided by operating activities	382	633

Investing Activities:
Capital expenditures	(295)	(248)
Increase in receivable from affiliate	(16)	(97)
Investment in unconsolidated affiliates	(76)	(84)
Proceeds from sale of businesses/assets	(1)	—
Cash received from unconsolidated affiliates	48	51
Acquisition of a business	(66)	(18)
Increase in restricted cash	—	(2)
Other, net	2	2

Net cash used in investing activities	(404)	(396)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in Millions)

	Nine months ended September 30,
	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$(3)	$(16)
Net borrowings on overdraft facilities	(2)	2
Repayments of short-term debt	(18)	(40)
Borrowings on short-term debt	14	—
Repayments of long-term debt	(459)	(242)
Proceeds from issuance of long-term debt	572	3
Proceeds from notes payable to affiliate	177	172
Repayments of notes payable	(30)	(33)
Borrowings on notes payable	34	34
Debt issuance costs paid	(4)	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	(2)
Dividends paid to parent	(90)	(72)
Excess tax benefit related to stock-based compensation	4	4
Other, net	1	(5)

Net cash provided by (used in) financing activities	192	(199)

Effect of exchange rate changes on cash	(2)	2

Increase in cash and cash equivalents	168	40
Cash and cash equivalents at beginning of period	210	231

Cash and cash equivalents at end of period	$378	$271

Supplemental cash flow information:
Cash paid for interest	$170	$177
Cash paid for income taxes	60	70

        During the nine months ended September 30, 2013 and 2012, the amount of capital expenditures in accounts payable decreased by $41 million and $1 million, respectively. During the nine months ended September 30, 2013 and 2012, Huntsman Corporation contributed $20 million related to stock-based compensation each.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(Dollars in Millions)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive (loss) income
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2013	2,728	$3,109	$(1,224)	$(791)	$123	$1,217
Net income	—	—	94	—	20	114
Other comprehensive income (loss)	—	—	—	33	(1)	32
Dividends paid to parent	—	—	(90)	—	—	(90)
Contribution from parent	—	20	—	—	—	20
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, September 30, 2013	2,728	$3,133	$(1,220)	$(758)	$142	$1,297

Balance, January 1, 2012	2,728	$3,081	$(1,493)	$(611)	$114	$1,091
Net income	—	—	410	—	8	418
Other comprehensive income	—	—	—	80	2	82
Dividends paid to parent	—	—	(72)	—	—	(72)
Acquisition of a business	—	(2)	—	—	—	(2)
Contribution from parent	—	20	—	—	—	20
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, September 30, 2012	2,728	$3,103	$(1,155)	$(531)	$124	$1,541

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries.

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

RECENT DEVELOPMENTS

        On September 17, 2013, we entered into a definitive agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014. For more information, see "Note 3. Business Combinations—Performance Additives and Titanium Dioxide Acquisition."

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

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to disclose information about the amounts reclassified out of accumulated other comprehensive income by component, as well as report, either on the face of the income statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the amendments of this ASU effective January 1, 2013 and have disclosed the above additional information about reclassifications out of accumulated other comprehensive (loss) income in the notes to our condensed consolidated financial statements (unaudited). See "Note 12. Other Comprehensive Income."

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

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or as a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

PERFORMANCE ADDITIVES AND TITANIUM DIOXIDE ACQUISITION

        On September 17, 2013, we entered into a definitive agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. for approximately $1.1 billion in cash and the assumption of approximately $225 million in unfunded pension liabilities as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014.

OXID ACQUISITION

        On August 29, 2013, we completed the acquisition of the chemical business of Oxid L.P. (the "Oxid Acquisition"), a privately-held manufacturer and marketer of specialty urethane polyols based in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

Houston, Texas. The acquisition cost of approximately $76 million consisted of cash payments of approximately $66 million and contingent consideration of $10 million. The contingent consideration relates to an earn-out agreement which will be paid over two years if certain conditions are met. The acquired business has been integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant.

        We have accounted for the Oxid Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Cash paid for acquisition	$66
Contingent consideration	10

Acquisition cost	$76

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$9
Inventories	13
Property, plant and equipment	59
Accounts payable	(4)
Accrued liabilities	(1)

Total fair value of net assets acquired	$76

        The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets and the determination of related deferred taxes. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of historical carrying values to property, plant and equipment and no amounts have been allocated to goodwill. It is possible that changes to this allocation could occur.

        If this acquisition were to have occurred on January 1, 2012, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$2,868	$2,764	$8,446	$8,628
Net income attributable to Huntsman Corporation	67	118	94	409

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

Huntsman International

	Pro Forma
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$2,868	$2,764	$8,446	$8,628
Net income attributable to Huntsman International	71	120	101	416

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2013	December 31, 2012
Raw materials and supplies	$435	$484
Work in progress	100	98
Finished goods	1,233	1,311

Total	1,768	1,893
LIFO reserves	(73)	(74)

Net	$1,695	$1,819

        For both September 30, 2013 and December 31, 2012, approximately 11% of inventories were recorded using the LIFO cost method.

        In the normal course of operations we, at times, exchange raw materials and finished goods with other companies for the purpose of reducing transportation costs. The net nonmonetary open exchange positions are valued at cost. The amounts included in inventory under nonmonetary open exchange agreements receivable by us for September 30, 2013 and December 31, 2012 were $8 million and $6 million, respectively. Other open exchanges are settled in cash and result in a net deferred profit margin. The amounts receivable under these open exchange agreements for September 30, 2013 and December 31, 2012 was $2 million and nil, respectively.

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

  •
  Arabian Amines Company manufactures products for our Performance Products segment. Prior to July 1, 2010, this joint venture was in the development stage and the total equity investment at risk was sufficient for the joint venture to finance its activities without additional support. Therefore, Arabian Amines Company was accounted for under the equity method. In July 2010, Arabian Amines Company exited the development stage, which triggered the reconsideration of Arabian Amines Company as a variable interest entity. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company's production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf. Accordingly, we concluded that we were the primary beneficiary and began consolidating Arabian Amines Company beginning July 1, 2010.

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

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. See "Note 7. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at September 30, 2013, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	September 30, 2013	December 31, 2012
Current assets	$248	$163
Property, plant and equipment, net	367	378
Other noncurrent assets	71	61
Deferred income taxes	45	45
Intangible assets, net	17	19
Goodwill	16	16

Total assets	$764	$682

Current liabilities	$421	$348
Long-term debt	76	82
Deferred income taxes	9	8
Other noncurrent liabilities	88	102

Total liabilities	$594	$540

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2013 and December 31, 2012, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2013	$90	$—	$15	$—	$105
2013 charges for 2009 initiatives	—	—	—	2	2
2013 charges for 2010 initiatives	1	—	—	—	1
2013 charges for 2011 initiatives	1	10	35	2	48
2013 charges for 2012 initiatives	24	—	—	12	36
2013 charges for 2013 initiatives	24	—	—	4	28
Reversal of reserves no longer required	(15)	—	(4)	—	(19)
2013 payments for 2009 initiatives	(1)	—	—	(2)	(3)
2013 payments for 2011 initiatives	(11)	(10)	(2)	(2)	(25)
2013 payments for 2012 initiatives	(30)	—	—	(12)	(42)
2013 payments for 2013 initiatives	(7)	—	—	(3)	(10)
Net activity of discontinued operations	—	—	(2)	—	(2)

Accrued liabilities as of September 30, 2013	$76	$—	$42	$1	$119

(1)
The workforce reduction reserves relate to the termination of 927 positions, of which 788 positions had not been terminated as of September 30, 2013.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2013	December 31, 2012
2008 and prior initiatives	$1	$2
2009 initiatives	5	7
2010 initiatives	6	9
2011 initiatives	52	34
2012 initiatives	37	53
2013 initiatives	18	—

Total	$119	$105

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2013	$27	$—	$27	$42	$1	$6	$2	$105
2013 charges for 2009 initiatives	—	—	—	—	2	—	—	2
2013 charges for 2010 initiatives	—	—	—	—	—	—	1	1
2013 charges for 2011 initiatives	—	—	—	48	—	—	—	48
2013 charges for 2012 initiatives	3	—	33	—	—	—	—	36
2013 charges for 2013 initiatives	—	17	—	—	1	—	10	28
Reversal of reserves no longer required	(7)	—	(4)	(8)	—	—	—	(19)
2013 payments for 2009 initiatives	—	—	—	—	(3)	—	—	(3)
2013 payments for 2011 initiatives	—	—	—	(25)	—	—	—	(25)
2013 payments for 2012 initiatives	(11)	—	(30)	—	—	—	(1)	(42)
2013 payments for 2013 initiatives	—	(6)	—	—	—	—	(4)	(10)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)

Accrued liabilities as of September 30, 2013	$12	$11	$26	$57	$1	$4	$8	$119

Current portion of restructuring reserves	$5	$11	$25	$24	$1	$4	$8	$78
Long-term portion of restructuring reserves	7	—	1	33	—	—	—	41
Estimated additional future charges for current restructuring projects
Estimated additional charges within one year	1	—	4	25	—	—	—	30
Estimated additional charges beyond one year	—	—	—	—	—	—	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges for the periods ended September 30, 2013 and 2012 by initiative are provided below (dollars in millions):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Cash charges:
2013 charges for 2009 initiatives	$1	$2
2013 charges for 2010 initiatives	1	1
2013 charges for 2011 initiatives	18	48
2013 charges for 2012 initiatives	5	36
2013 charges for 2013 initiatives	14	28
Pension related charges	2	7
Reversal of reserves no longer required	(10)	(19)
Noncash charges	6	7

Total 2013 Restructuring, Impairment and Plant Closing Costs	$37	$110

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Cash charges:
2012 charges for 2007 and prior initiatives	$—	$2
2012 charges for 2009 initiatives	1	5
2012 charges for 2010 initiatives	—	1
2012 charges for 2011 initiatives	5	9
2012 charges for 2012 initiatives	33	39
Reversal of reserves no longer required	(1)	(14)
Noncash charges	9	10

Total 2012 Restructuring, Impairment and Plant Closing Costs	$47	$52

2013 RESTRUCTURING ACTIVITIES

        During the nine months ended September 30, 2013, our Polyurethanes segment recorded charges of $3 million and reversed charges of $7 million related to workforce reductions in association with our program to reduce annualized fixed costs. Our Polyurethanes segment also recorded pension-related settlement charges of $7 million related to this program. We expect to incur additional charges of $1 million through September 2014 related to this initiative.

        During the nine months ended September 30, 2013, our Performance Products segment recorded charges of $12 million related primarily to workforce reductions in association with plans to refocus our surfactants business in Europe and $5 million primarily related to workforce reductions in our Australian operation.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        During the nine months ended September 30, 2013, our Advanced Materials segment recorded charges of $33 million primarily related to workforce reductions in association with our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and improve its long-term global competitiveness. Our Advanced Materials segment also recorded $1 million noncash charges for asset impairments and reversed charges of $4 million related to this initiative. We expect to incur additional charges of $4 million through March 2014, also related to this initiative.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2013, our Textile Effects segment recorded charges of $35 million for the early termination of long-term fixed cost contracts, $10 million for decommissioning, $2 million for other restructuring and $1 million for workforce reductions, as well as recorded a $6 million noncash charge for a pension settlement loss. In addition, during the nine months ended September 30, 2013, we reversed charges of $4 million related to workforce reductions and reversed $4 million of reserves that were no longer required for long-term fixed cost contracts in relation to our consolidation of manufacturing activities and processes at our site in Basel, Switzerland. We expect to incur additional charges of $25 million through March 2014 also related to this initiative.

        During the nine months ended September 30, 2013, our Pigments segment recorded charges of $3 million primarily related to the closure of our Grimsby, U.K. plant.

        During the nine months ended September 30, 2013, our Corporate and other segment recorded charges of $11 million primarily related to workforce reductions in association with a reorganization of our global information technology organization.

2012 RESTRUCTURING ACTIVITIES

        During the nine months ended September 30, 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs. In connection with this program, we recorded restructuring expenses of $37 million during the nine months ended September 30, 2012 primarily for workforce reductions.

        During the nine months ended September 30, 2012, our Advanced Materials segment recorded charges of $6 million primarily related to the reorganization of our global business structure, the relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas and a redesign of our planning process focused on inventory reduction. In connection with the restructuring in Switzerland, we recorded a $3 million noncash charge related to a pension settlement loss.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2012, we recorded charges of $5 million and a $2 million noncash charge for asset

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

impairments and a $5 million noncash charge for a pension settlement loss. In addition, during the nine months ended September 30, 2012, our Textile Effects segment recorded charges of $3 million primarily related to the closure of our St. Fons, France facility and a global transfer pricing initiative. Also during the nine months ended September 30, 2012, we reversed $14 million of reserves that were no longer required for workforce reductions at our production facility in Langweid, Germany, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and closure of our production facilities in Basel, Switzerland.

        During the nine months ended September 30, 2012, our Pigments segment recorded charges of $4 million related to the closure of our Grimsby, U.K. plant.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	September 30, 2013	December 31, 2012
Senior Credit Facilities:
Term loans	$1,701	$1,565
Amounts outstanding under A/R programs	244	241
Senior notes	646	568
Senior subordinated notes	891	892
HPS (China) debt	42	94
Variable interest entities	256	270
Other	89	72

Total debt—excluding debt to affiliates	$3,869	$3,702

Total current portion of debt	$295	$288
Long-term portion	3,574	3,414

Total debt—excluding debt to affiliates	$3,869	$3,702

Total debt—excluding debt to affiliates	$3,869	$3,702
Notes payable to affiliates-noncurrent	5	4

Total debt	$3,874	$3,706

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	September 30, 2013	December 31, 2012
Senior Credit Facilities:
Term loans	$1,701	$1,565
Amounts outstanding under A/R programs	244	241
Senior notes	646	568
Senior subordinated notes	891	892
HPS (China) debt	42	94
Variable interest entities	256	270
Other	89	72

Total debt—excluding debt to affiliates	$3,869	$3,702

Total current portion of debt	$295	$288
Long-term portion	3,574	3,414

Total debt—excluding debt to affiliates	$3,869	$3,702

Total debt—excluding debt to affiliates	$3,869	$3,702
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	777	599

Total debt	$4,746	$4,401

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

Senior Credit Facilities

        As of September 30, 2013, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B	NA	962		961		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 3.00%	2017
Term Loan C	NA	419		398		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $18 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our Term Loan C due September 30, 2016.

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

Amendments to Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The amendment, among other things, permits us to incur a senior secured term loan facility in an aggregate principal amount of $1.2 billion (the "New Term Loan") and to increase our Revolving Facility by up to $400 million to a total aggregate revolving credit facility of up to $800 million (the "Revolving Increase").

        We have entered into commitments with certain financial institutions to provide for the New Term Loan and provide for $200 million of the Revolving Increase. We intend to use the net proceeds of the New Term Loan, when funded, to pay the cash consideration related to Huntsman International's acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. If the acquisition is not consummated, we may use the net proceeds to refinance certain indebtedness of Huntsman International.

        The New Term Loan will mature on the seventh anniversary of the date such New Term Loan is funded and will amortize in aggregate annual amounts equal to 1% of the original principal amount of the New Term Loan, payable quarterly commencing with the first full fiscal quarter ended after the date the New Term Loan is funded. The Revolving Increase will mature on the same date as the Revolving Facility.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        On August 22, 2013, Huntsman International entered into a ninth amendment to the Credit Agreement. The amendment provided for additional term loans in the amount of $100 million, the net proceeds of which were used for general corporate purposes. The additional term loans have identical terms to our Extended Term Loan B.

        On March 11, 2013, Huntsman International entered into an eighth amendment to the Credit Agreement. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount under our then outstanding term loan B facility and for general corporate purposes. The additional term loan was recorded at its carrying value of $224 million as of September 30, 2013. The additional term loan has identical terms to our Extended Term Loan B. In connection with this debt repayment, we recognized a loss on early extinguishment of debt of approximately $1 million.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and, collectively with the U.S. A/R Program, our "A/R Programs") are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

September 30, 2013
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $304)	€114 (approximately $154)	Applicable rate plus 1.35%

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

(3)
Applicable rate for the U.S. A/R Program is defined by the lender as USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of September 30, 2013, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of September 30, 2013, $594 million of accounts receivable were pledged as collateral under the A/R Programs.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing its U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the U.S. A/R Program by two years to April 2016, provides for additional availability under the U.S. A/R Program and reduces the applicable margin on borrowings to 1.10%.

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing its EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

Notes

        As of September 30, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($646 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($541 carrying value)

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of additional 4.875% senior notes due 2020 (the "2020 Senior Notes"). The aggregate additional notes are recorded at carrying value of $246 million as of September 30, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 5.50% senior notes due 2016 (the "2016 Senior Notes"), to pay associated accrued interest and for general corporate purposes.

        The 2020 Senior Notes bear interest at the rate of 4.875% per year payable semi-annually on May 15 and November 15 of each year and are due on November 15, 2020. Huntsman International may redeem the 2020 Senior Notes in whole or in part at any time prior to August 17, 2020 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

Variable Interest Entity Debt

        As of September 30, 2013, Arabian Amines Company had $175 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of September 30, 2013, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

Other Debt

        During the three months ended September 30, 2012, Huntsman Polyurethanes Shanghai Ltd., our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd ("HPS"), repaid RMB 213 million (approximately $35 million) on term loans and working capital loans under its secured facilities. During the nine months ended September 30, 2013, HPS repaid $2 million and RMB 293 million (approximately $48 million) on term loans and working capital loans under its secured facilities. As of September 30, 2013, HPS had $6 million and RMB 221 million (approximately $36 million) outstanding under its debt facilities.

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2013, we have a loan of $872 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2013 on our condensed consolidated balance sheets (unaudited). As of September 30, 2013, under the terms of the Intercompany Note,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2013, we had approximately $243 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2013, the fair value of the hedge was $1 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

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

other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2013, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedge as of September 30, 2013 was €42 million (approximately $57 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2013, the fair value of this hedge was €1 million (approximately $2 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2013, we recorded a reduction of interest expense of €1 million (approximately $1 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of September 30, 2013 was $32 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2013, the fair value of the swap was $4 million and was recorded as other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2013, we recorded additional (reduction of) interest expense of nil and $(2) million each due to changes in fair value of the swap. As of September 30, 2013, Arabian Amines Company was not in compliance with payment and other obligations contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

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

receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2013, the fair value of this swap was $8 million and was recorded in other noncurrent assets on our condensed consolidated balance sheets (unaudited).

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2013, we have designated approximately €255 million (approximately $344 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2013, the amount of loss recognized on the hedge of our net investment was $15 million and $10 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of September 30, 2013, we had approximately €935 million (approximately $1,262 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$18	$18	$14	$14
Cross-currency interest rate contracts	8	8	18	18
Interest rate contracts	(12)	(12)	(18)	(18)
Long-term debt (including current portion)	(3,869)	(3,948)	(3,702)	(3,869)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$18	$18	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	8	—	8	—

Total assets	$26	$18	$8	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(12)	$—	$(12)	$—

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

(2)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the nine months ended September 30, 2013 and the year ended December 31, 2012.

        The following table shows a reconciliation of beginning and ending balances for the nine months ended September 30, 2012 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the three months ended September 30, 2013

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

and 2012 and nine months ended September 30, 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

Nine months ended September 30, 2012
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2012	$27
Transfers into Level 3	—
Transfers out of Level 3(1)	(27)
Total gains (losses):
Included in earnings	—
Included in other comprehensive (loss) income	—
Purchases, sales, issuances and settlements	—

Ending balance, September 30, 2012	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2012	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in the financial statements. These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During the nine months ended September 30, 2012, this credit valuation adjustment had ceased to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. Due to the change in significance of the credit valuation adjustment to the entire fair value measurement of these instruments, effective January 1, 2012, we have categorized our cross-currency interest rate contracts as Level 2 within the fair value hierarchy.

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the nine months ended September 30, 2013 and 2012, we recorded charges of $1 million and $2 million, respectively, for the impairment of long-lived assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Service cost	$18	$12	$1	$1
Interest cost	32	36	2	2
Expected return on assets	(44)	(45)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	(1)
Amortization of actuarial loss	19	11	1	—
Special termination benefits	2	—	—	—
Settlement loss	6	8	—	—

Net periodic benefit cost	$32	$20	$3	$2

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$51	$43	$3	$3
Interest cost	97	109	4	5
Expected return on assets	(130)	(136)	—	—
Amortization of prior service benefit	(4)	(6)	(2)	(2)
Amortization of actuarial loss	59	33	2	1
Special termination benefits	7	—	—	—
Settlement loss	6	8	—	—

Net periodic benefit cost	$86	$51	$7	$7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Service cost	$17	$12	$1	$1
Interest cost	32	36	2	2
Expected return on assets	(44)	(45)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	(1)
Amortization of actuarial loss	22	13	1	—
Special termination benefits	2	—	—	—
Settlement loss	6	8	—	—

Net periodic benefit cost	$34	$22	$3	$2

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$51	$43	$3	$3
Interest cost	97	109	4	5
Expected return on assets	(130)	(136)	—	—
Amortization of prior service benefit	(4)	(6)	(2)	(2)
Amortization of actuarial loss	64	37	2	1
Special termination benefits	7	—	—	—
Settlement loss	6	8	—	—

Net periodic benefit cost	$91	$55	$7	$7

        During the first quarter of 2012, certain U.K. pension plans were closed to new entrants. For existing participants, benefits will only grow as a result of increases in pay. Defined contribution plans were established to replace these pension plans for future benefit accruals. This change did not have a significant impact on our pension liability.

        During 2012, a certain U.S. pension plan formula was converted from an average pay design to a cash balance plan design. The existing defined contribution plan match was enhanced to offset this reduction in benefits. In connection with this plan change, we reduced our pension liability by approximately $23 million with a corresponding offset to other comprehensive income during the nine months ended September 30, 2012.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

        During the nine months ended September 30, 2013 and 2012, we made contributions to our pension and other postretirement benefit plans of $130 million and $124 million, respectively. During the remainder of 2013, we expect to contribute an additional amount of approximately $36 million to these plans.

        In connection with employee terminations in Switzerland related to restructuring programs, we recorded a noncash pension settlement loss of $6 million in the third quarter of 2013.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        On each of September 30, June 28 and March 29, 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders of record as of September 23, June 14 and March 15, 2013. On each of September 28, June 29 and March 30, 2012, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders of record as of September 14, June 15 and March 15, 2012.

12. OTHER COMPREHENSIVE INCOME

        The components of other comprehensive income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2013	$269	$(1,036)	$7	$3	$(757)	$13	$(744)

Other comprehensive (loss) income before reclassifications	(44)	22	2	3	(17)	1	(16)
Amounts reclassified from accumulated other comprehensive loss(c)	—	46	—	—	46	—	46

Net current-period other comprehensive (loss) income	(44)	68	2	3	29	1	30

Ending balance, September 30, 2013	$225	$(968)	$9	$6	$(728)	$14	$(714)

(a)
Amounts are net of tax of $18 and $20 as of September 30, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $176 and $197 as of September 30, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2012	$218	$(800)	$8	$3	$(571)	$12	$(559)

Other comprehensive income before reclassifications	25	27	(1)	(1)	50	(2)	48
Amounts reclassified from accumulated other comprehensive loss(c)	—	28	—	—	28	—	28

Net current-period other comprehensive income (loss)	25	55	(1)	(1)	78	(2)	76

Ending balance, September 30, 2012	$243	$(745)	$7	$2	$(493)	$10	$(483)

(a)
Amounts are net of tax of $23 and $24 as of September 30, 2012 and January 1, 2012, respectively.

(b)
Amounts are net of tax of $109 and $124 as of September 30, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended September 30, 2013	Nine months ended September 30, 2013
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(6)	(b)
Actuarial loss	20	61	(b)(c)
Settlement loss	6	6	(b)

	24	61	Total before tax
	(6)	(15)	Income tax expense

Total reclassifications for the period	$18	$46	Net of tax

	Three months ended September 30, 2012	Nine months ended September 30, 2012
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(8)	(b)
Actuarial loss	11	34	(b)(c)
Settlement loss	8	8	(b)

	16	34	Total before tax
	(2)	(6)	Income tax expense

Total reclassifications for the period	$14	$28	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million each of actuarial losses related to discontinued operations for the three months ended September 30, 2013 and 2012, and $5 million and $3 million for the nine months ended September 30, 2013 and 2012, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (Continued)

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax (b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2013	$268	$(1,076)	$7	$(3)	$(804)	$13	$(791)

Other comprehensive (loss) income before reclassifications	(44)	22	2	3	(17)	1	(16)
Amounts reclassified from accumulated other comprehensive loss(c)	—	49	—	—	49	—	49

Net current-period other comprehensive (loss) income	(44)	71	2	3	32	1	33

Ending balance, September 30, 2013	$224	$(1,005)	$9	$—	$(772)	$14	$(758)

(a)
Amounts are net of tax of $5 and $7 as of September 30, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $206 and $228 as of September 30, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax (b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2012	$217	$(845)	$8	$(3)	$(623)	$12	$(611)

Other comprehensive income before reclassifications	25	27	(1)	—	51	(2)	49
Amounts reclassified from accumulated other comprehensive loss(c)	—	31	—	—	31	—	31

Net current-period other comprehensive income (loss)	25	58	(1)	—	82	(2)	80

Ending balance, September 30, 2012	$242	$(787)	$7	$(3)	$(541)	$10	$(531)

(a)
Amounts are net of tax of $10 and $11 as of September 30, 2012 and January 1, 2012, respectively.

(b)
Amounts are net of tax of $140 and $156 as of September 30, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (Continued)

	Three months ended September 30, 2013	Nine months ended September 30, 2013
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(6)	(b)
Actuarial loss	23	66	(b)(c)
Settlement loss	6	6	(b)

	27	66	Total before tax
	(8)	(17)	Income tax expense

Total reclassifications for the period	$19	$49	Net of tax

	Three months ended September 30, 2012	Nine months ended September 30, 2012
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(8)	(b)
Actuarial loss	13	38	(b)(c)
Settlement loss	8	8	(b)

	18	38	Total before tax
	(3)	(7)	Income tax benefit (expense)

Total reclassifications for the period	$15	$31	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million each of actuarial losses related to discontinued operations for the three months ended September 30, 2013 and 2012, and $5 million and $3 million for the nine months ended September 30, 2013 and 2012, respectively.

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Asbestos Litigation

        We have been named as a "premises defendant" in a number of asbestos exposure cases, typically claims by nonemployees of exposure to asbestos while at a facility. These complaints generally do not provide specific information about the amount of damages being sought, the time period in which the alleged injuries occurred or the alleged exposures giving rise to the asserted liability. This information, which would be central to any estimate of probable loss, generally must be obtained through legal discovery.

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

	Nine months ended September 30,
	2013	2012
Unresolved at beginning of period	1,080	1,080
Tendered during period	6	3
Resolved during period(1)	13	2
Unresolved at end of period	1,073	1,081

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

        We have never made any payments with respect to these cases. As of September 30, 2013, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2013.

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

	Nine months ended September 30,
	2013	2012
Unresolved at beginning of period	50	36
Filed during period	2	8
Resolved during period	2	3
Unresolved at end of period	50	41

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $48,000 and $82,000 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had an accrual of $375,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2013.

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

        We and all other defendants have agreed to settle the Direct Purchasers litigation. A hearing to consider final approval of the settlement is scheduled for November 25, 2013. We have fully accrued for the settlement with the Direct Purchasers. The settlement does not resolve the Indirect Purchasers litigation and, while it is difficult to reasonably estimate any loss or range of loss associated with these kinds of complex claims, we do not believe that costs related to the Indirect Purchasers litigation will be material to our consolidated financial statements. No accrual has been made for the Indirect Purchasers litigation.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product than it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $207 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $153 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million, and we have made no accrual with respect to this matter.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, operate, maintain and repair pollution control equipment. For the nine months ended September 30, 2013 and 2012, our capital expenditures for EHS matters totaled $53 million and $61 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our financial statements.

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

        In addition, under the Resource Conservation and Recovery Act ("RCRA") in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a clean-up notice by the Environment Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of September 30, 2013, we had an accrued liability of approximately $25 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be required for the clean up.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $29 million and $34 million for environmental liabilities as of September 30, 2013 and December 31, 2012, respectively. Of these amounts, $1 million and $10 million were classified as accrued liabilities in our consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively, and $28 million and $24 million were classified as other noncurrent liabilities in our consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        The EU regulatory framework for chemicals, called "REACH," became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH- regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency ("ECHA"), such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations, our first phase registrations by the November 30, 2010 deadline and our second phase registrations by the May 31, 2013 deadline. While we continue our registration efforts

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

to meet the next registration deadline of May 31, 2018, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the EU, such as in Korea and Taiwan.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $8 million, $5 million and $9 million in 2012, 2011 and 2010, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of "greenhouse gases" ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the most recent negotiations of the Conference of the Parties to the Kyoto Protocol, a limited group of nations, including the European Union ("EU"), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, has just entered its third phase and ongoing reforms at the EU level—including measures to prop up the price for carbon credit allowances and ban the use of certain types of certified emission reductions—may increase our operating costs. Australia has also adopted a carbon trading system that has been recognized for formal linkage with the EU trading system by 2018. Australia's GHG cap-and-trade program has had a financial impact on our operations by increasing our operating costs, specifically with regards to steam, electricity, oxygen and nitrogen. In the U.S., California has commenced the first compliance period of its cap- and-trade program.

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will be led by the U.S. Environmental Protection Agency's (the "EPA") GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's (the "CAA") Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Some of our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

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

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2013, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of September 30, 2013, we had 6 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Huntsman Corporation compensation cost	$7	$6	$21	$21
Huntsman International compensation cost	7	6	20	20

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements were $4 million and $6 million, respectively, for the nine months ended September 30, 2013 and 2012, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Dividend yield	2.9%	NA	2.8%	3.0%
Expected volatility	60.9%	NA	62.5%	65.3%
Risk-free interest rate	1.8%	NA	1.0%	1.3%
Expected life of stock options granted during the period	5.6 years	NA	5.6 years	6.6 years

        During the three months ended September 30, 2012, no stock options were granted.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2013 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2013	10,517	$14.52
Granted	1,239	17.87
Exercised	(854)	4.58
Forfeited	(372)	21.18

Outstanding at September 30, 2013	10,530	15.52	5.1	$57

Exercisable at September 30, 2013	8,125	15.32	4.0	47

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2013 was $7.93 per option. As of September 30, 2013, there was $12 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $12 million and $7 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2013 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2013	1,789		$13.87	638	$14.50
Granted	803		17.88	270	17.85
Vested	(753	)(1)	14.61	(314)	14.57
Forfeited	(6)		17.65	(13)	15.37

Nonvested at September 30, 2013	1,833		15.31	581	16.03

(1)
As of September 30, 2013, a total of 591,106 restricted stock units were vested, of which 74,768 vested during the nine months ended September 30, 2013. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2013, there was $24 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the nine months ended September 30, 2013 and 2012 was $18 million and $21 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of our businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the nine months ended September 30, 2013 and 2012, due to changes in certain intercompany operations, we increased our estimated future taxable income in Luxembourg and released valuation allowances of $7 million and $12 million, respectively, on certain net deferred tax assets. In addition, during the nine months ended September 30, 2012, we recorded a net $1 million expense for changes in valuation allowance related to certain net tax deferred assets in Guatemala, Indonesia and China, with no change greater than $2 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

        During the nine months ended September 30, 2013 and 2012, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $4 million for each period. Additional increases in unrecognized tax benefits were offset by decreases in net deferred tax assets and, therefore, did not affect income tax expense.

        With respect to certain income from Pigments products manufactured in Malaysia, during the nine months ended September 30, 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016. We are required to make certain investments in order to enjoy the benefits of the tax holiday and we intend to make these investments. During the nine months ended September 30, 2012, we recorded a discrete benefit of $3 million from de- recognition of a net deferred tax liability that will reverse during the holiday period. The amount of tax benefit to be realized from the tax holiday is directly dependent on the amount of future pre-tax income generated. We expect that the effects of the tax holiday will not be material to our provision for income taxes.

Huntsman Corporation

        We recorded income tax expense of $105 million and $186 million for the nine months ended September 30, 2013 and 2012, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance.

Huntsman International

        Huntsman International recorded income tax expense of $106 million and $188 million for the nine months ended September 30, 2013 and 2012, respectively. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$66	$116	$91	$409

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$64	$116	$87	$403

Shares (denominator):
Weighted average shares outstanding	239.8	237.9	239.5	237.4
Dilutive securities:
Stock-based awards	2.7	2.9	2.6	2.9

Total weighted average shares outstanding, including dilutive shares	242.5	240.8	242.1	240.3

        Additional stock-based awards of 7.6 million and 7.9 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2013 and 2012, respectively, and additional stock-based awards of 7.5 million and 9.3 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2013 and 2012, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 because the effect would be anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Polyurethanes	$1,306	$1,237	$3,734	$3,712
Performance Products	779	750	2,278	2,342
Advanced Materials	309	328	966	1,014
Textile Effects	198	182	602	562
Pigments	310	319	974	1,150
Eliminations	(60)	(75)	(180)	(212)

Total	$2,842	$2,741	$8,374	$8,568

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$203	$203	$533	$544
Performance Products	106	107	260	282
Advanced Materials	33	24	60	77
Textile Effects	(18)	(22)	(54)	(37)
Pigments	27	69	55	346
Corporate and other(2)	(46)	(40)	(187)	(125)

Subtotal	305	341	667	1,087
Discontinued Operations(3)	(2)	—	(3)	(4)

Total	303	341	664	1,083
Interest expense, net	(48)	(56)	(146)	(172)
Income tax expense—continuing operations	(81)	(61)	(105)	(186)
Income tax benefit—discontinued operations	—	—	—	2
Depreciation and amortization	(110)	(108)	(326)	(324)

Net income attributable to Huntsman Corporation	$64	$116	$87	$403

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$203	$203	$533	$544
Performance Products	106	107	260	282
Advanced Materials	33	24	60	77
Textile Effects	(18)	(22)	(54)	(37)
Pigments	27	69	55	346
Corporate and other(2)	(46)	(41)	(187)	(125)

Subtotal	305	340	667	1,087
Discontinued Operations(3)	(2)	—	(3)	(4)

Total	303	340	664	1,083
Interest expense, net	(51)	(59)	(156)	(181)
Income tax expense—continuing operations	(80)	(62)	(106)	(188)
Income tax benefit—discontinued operations	—	—	—	2
Depreciation and amortization	(104)	(102)	(308)	(306)

Net income attributable to Huntsman International	$68	$117	$94	$410

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$124	$—	$254	$—	$378
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	49	153	1,471	—	1,673
Accounts receivable from affiliates	2,382	4,774	111	(6,981)	286
Inventories	142	292	1,268	(7)	1,695
Prepaid expenses	10	12	60	(16)	66
Deferred income taxes	7	—	57	(13)	51
Other current assets	285	5	209	(294)	205

Total current assets	2,999	5,236	3,439	(7,311)	4,363
Property, plant and equipment, net	422	914	2,338	1	3,675
Investment in unconsolidated affiliates	5,563	1,255	199	(6,743)	274
Intangible assets, net	16	1	41	(1)	57
Goodwill	(18)	82	67	—	131
Deferred income taxes	224	—	237	(224)	237
Notes receivable from affiliates	21	951	2	(973)	1
Other noncurrent assets	63	183	206	(1)	451

Total assets	$9,290	$8,622	$6,529	$(15,252)	$9,189

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94	$233	$707	$—	$1,034
Accounts payable to affiliates	3,677	1,681	1,668	(6,981)	45
Accrued liabilities	77	464	503	(311)	733
Deferred income taxes	—	45	8	(15)	38
Note payable to affiliate	100	—	—	—	100
Current portion of debt	42	—	253	—	295

Total current liabilities	3,990	2,423	3,139	(7,307)	2,245
Long-term debt	3,221	—	353	—	3,574
Notes payable to affiliates	772	—	978	(973)	777
Deferred income taxes	—	187	40	(43)	184
Other noncurrent liabilities	152	244	716	—	1,112

Total liabilities	8,135	2,854	5,226	(8,323)	7,892
Equity
Huntsman International LLC members' equity
Members' equity	3,133	4,444	2,320	(6,764)	3,133
Accumulated deficit	(1,220)	(38)	(442)	480	(1,220)
Accumulated other comprehensive (loss) income	(758)	1,362	(683)	(679)	(758)

Total Huntsman International LLC members' equity	1,155	5,768	1,195	(6,963)	1,155
Noncontrolling interests in subsidiaries	—	—	108	34	142

Total equity	1,155	5,768	1,303	(6,929)	1,297

Total liabilities and equity	$9,290	$8,622	$6,529	$(15,252)	$9,189

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$283	$830	$1,676	$—	$2,789
Related party sales	207	118	308	(580)	53

Total revenues	490	948	1,984	(580)	2,842
Cost of goods sold	415	723	1,771	(578)	2,331

Gross profit	75	225	213	(2)	511
Selling, general and administrative	37	38	161	—	236
Research and development	12	9	14	—	35
Other operating (income) expense	(8)	(7)	14	—	(1)
Restructuring, impairment and plant closing costs	2	3	32	—	37

Operating income (loss)	32	182	(8)	(2)	204
Interest (expense) income, net	(45)	11	(17)	—	(51)
Equity in (loss) income of investment in affiliates and subsidiaries	(3)	(23)	2	27	3
Other income	1	—	1	(2)	—

(Loss) income from continuing operations before income taxes	(15)	170	(22)	23	156
Income tax benefit (expense)	83	(168)	5	—	(80)

Income (loss) from continuing operations	68	2	(17)	23	76
Income (loss) from discontinued operations, net of tax	—	1	(3)	—	(2)

Net income (loss)	68	3	(20)	23	74
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income (loss) attributable to Huntsman International LLC	$68	$3	$(26)	$23	$68

Net income (loss)	$68	$3	$(20)	$23	$74
Other comprehensive income	72	288	52	(338)	74
Comprehensive income attributable to noncontrolling interests	—	—	(8)	—	(8)

Comprehensive income attributable to Huntsman International LLC	$140	$291	$24	$(315)	$140

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$240	$838	$1,613	$—	$2,691
Related party sales	187	92	306	(535)	50

Total revenues	427	930	1,919	(535)	2,741
Cost of goods sold	362	689	1,706	(558)	2,199

Gross profit	65	241	213	23	542
Selling, general and administrative	43	25	152	—	220
Research and development	10	9	16	—	35
Other operating (income) expense	(1)	(5)	4	2	—
Restructuring, impairment and plant closing costs (credits)	1	(1)	47	—	47

Operating income (loss)	12	213	(6)	21	240
Interest (expense) income, net	(52)	10	(17)	—	(59)
Equity in income (loss) of investment in affiliates and subsidiaries	146	(20)	3	(127)	2
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Other income	—	21	1	(21)	1

Income (loss) from continuing operations before income taxes	105	224	(19)	(127)	183
Income tax benefit (expense)	11	(80)	7	—	(62)

Income (loss) from continuing operations	116	144	(12)	(127)	121
Income (loss) from discontinued operations, net of tax	1	—	(2)	—	(1)

Income (loss) before extraordinary gain	117	144	(14)	(127)	120
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income (loss)	117	144	(13)	(127)	121
Net loss (income) attributable to noncontrolling interests	—	1	(6)	1	(4)

Net income (loss) attributable to Huntsman International LLC	$117	$145	$(19)	$(126)	$117

Net income (loss)	$117	$144	$(13)	$(127)	$121
Other comprehensive income	107	61	87	(146)	109
Comprehensive (loss) income attributable to noncontrolling interests	—	1	(8)	1	(6)

Comprehensive income attributable to Huntsman International LLC	$224	$206	$66	$(272)	$224

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$798	$2,434	$4,966	$—	$8,198
Related party sales	592	357	943	(1,716)	176

Total revenues	1,390	2,791	5,909	(1,716)	8,374
Cost of goods sold	1,208	2,206	5,353	(1,713)	7,054

Gross profit	182	585	556	(3)	1,320
Selling, general and administrative	112	111	469	—	692
Research and development	38	28	39	—	105
Other operating (income) expense	—	(3)	9	—	6
Restructuring, impairment and plant closing costs	9	14	87	—	110

Operating income (loss)	23	435	(48)	(3)	407
Interest (expense) income, net	(139)	32	(49)	—	(156)
Equity in income (loss) of investment in affiliates and subsidiaries	204	(110)	5	(93)	6
Loss on early extinguishment of debt	(35)	—	—	—	(35)
Other income	2	—	2	(2)	2

Income (loss) from continuing operations before income taxes	55	357	(90)	(98)	224
Income tax benefit (expense)	39	(149)	4	—	(106)

Income (loss) from continuing operations	94	208	(86)	(98)	118
Income (loss) from discontinued operations, net of tax	—	1	(5)	—	(4)

Net income (loss)	94	209	(91)	(98)	114
Net income attributable to noncontrolling interests	—	—	(20)	—	(20)

Net income (loss) attributable to Huntsman International LLC	$94	$209	$(111)	$(98)	$94

Net income (loss)	$94	$209	$(91)	$(98)	$114
Other comprehensive income	33	109	9	(119)	32
Comprehensive income attributable to noncontrolling interests	—	—	(19)	—	(19)

Comprehensive income (loss) attributable to Huntsman International LLC	$127	$318	$(101)	$(217)	$127

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$718	$2,654	$5,034	$—	$8,406
Related party sales	536	346	884	(1,604)	162

Total revenues	1,254	3,000	5,918	(1,604)	8,568
Cost of goods sold	1,071	2,300	5,170	(1,601)	6,940

Gross profit	183	700	748	(3)	1,628
Selling, general and administrative	142	76	451	—	669
Research and development	32	27	53	—	112
Other operating (income) expense	(4)	2	7	2	7
Restructuring, impairment and plant closing costs	2	—	50	—	52

Operating income	11	595	187	(5)	788
Interest (expense) income, net	(155)	31	(57)	—	(181)
Equity in income of investment in affiliates and subsidiaries	531	102	6	(634)	5
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Other (expense) income	(22)	21	2	1	2

Income from continuing operations before income taxes	363	749	138	(638)	612
Income tax benefit (expense)	44	(214)	(18)	—	(188)

Income from continuing operations	407	535	120	(638)	424
Income (loss) from discontinued operations, net of tax	3	—	(10)	—	(7)

Income before extraordinary gain	410	535	110	(638)	417
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	1	—	1

Net income	410	535	111	(638)	418
Net income attributable to noncontrolling interests	—	—	(11)	3	(8)

Net income attributable to Huntsman International LLC	$410	$535	$100	$(635)	$410

Net income	$410	$535	$111	$(638)	$418
Other comprehensive income	80	80	72	(150)	82
Comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)

Comprehensive income attributable to Huntsman International LLC	$490	$615	$173	$(788)	$490

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(13)	$108	$288	$(1)	$382

Investing activities:
Capital expenditures	(35)	(76)	(184)	—	(295)
Increase in receivable from affiliate	(16)	—	—	—	(16)
Investment in affiliate	(23)	(8)	—	31	—
Investment in unconsolidated affiliates	—	(44)	(32)	—	(76)
Proceeds from sale of businesses/assets	—	(3)	2	—	(1)
Cash received from unconsolidated affiliates	—	48	—	—	48
Acquisition of a business	(66)	—	—	—	(66)
Other, net	—	—	2	—	2

Net cash used in investing activities	(140)	(83)	(212)	31	(404)

Financing activities:
Net repayments under revolving loan facilities	—	—	(3)	—	(3)
Net borrowings on overdraft facilities	—	—	(2)	—	(2)
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	14	—	14
Repayments of long-term debt	(393)	—	(66)	—	(459)
Proceeds from issuance of long-term debt	570	—	2	—	572
Proceeds from notes payable to affiliate	177	—	—	—	177
Repayments of notes payable	(24)	—	(6)	—	(30)
Borrowings on notes payable	33	—	1	—	34
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	8	57	(65)	—
Distribution to parent	—	(34)	—	34	—
Dividends paid to parent	(90)	(1)	—	1	(90)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	1	—	—	—	1

Net cash provided by (used in) financing activities	270	(27)	(21)	(30)	192
Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	117	(2)	53	—	168
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$124	$—	$254	$—	$378

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2012
(Dollars in Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$161	$124	$349	$(1)	$633

Investing activities:
Capital expenditures	(14)	(55)	(179)	—	(248)
Increase in receivable from affiliate	(97)	—	—	—	(97)
Investment in affiliate	23	(11)	—	(12)	—
Investment in unconsolidated affiliate	(3)	(81)	—	—	(84)
Cash received from unconsolidated affiliates	—	51	—	—	51
Acquisition of a business	—	—	(17)	(1)	(18)
Increase in restricted cash	—	—	(2)	—	(2)
Other, net	—	—	2	—	2

Net cash used in investing activities	(91)	(96)	(196)	(13)	(396)

Financing activities:
Net repayments under revolving loan facilities	—	—	(16)	—	(16)
Net borrowings on overdraft facilities	—	—	2	—	2
Repayments of short-term debt	—	—	(40)	—	(40)
Repayments of long-term debt	(175)	—	(67)	—	(242)
Proceeds from issuance of long-term debt	—	—	3	—	3
Proceeds from notes payable to affiliate	172	—	—	—	172
Repayments of notes payable	(24)	—	(9)	—	(33)
Borrowings on notes payable	33	—	1	—	34
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums related to early extinguishment of debt	(2)	—	—	—	(2)
Contribution from parent	—	11	11	(22)	—
Distribution to parent	—	(35)	—	35	—
Dividends paid to parent	(72)	(1)	(1)	2	(72)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	(2)	—	(2)	(1)	(5)

Net cash used in financing activities	(70)	(25)	(118)	14	(199)
Effect of exchange rate changes on cash	—	—	2	—	2

Increase in cash and cash equivalents	—	3	37	—	40
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$4	$3	$264	$—	$271

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the nine months ended September 30, 2013 and 2012 of $8,374 million and $8,568 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

RECENT DEVELOPMENTS

        On September 17, 2013, we entered into a definitive agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. for approximately $1.1 billion in cash and the assumption of approximately $225 million in unfunded pension liabilities as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014.

OUTLOOK

        During the third quarter of 2013, we announced an agreement with Rockwood Holdings, Inc. to acquire their Performance Additives and Titanium Dioxide businesses. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014. With improving market conditions and anticipated synergies with our current businesses, we believe this acquisition will add significant shareholder value once completed. In addition, the Oxid Acquisition, which was completed in the third quarter of 2013, is accretive to the earnings of our Polyurethanes segment.

        During the third quarter of 2013, we announced additional restructuring plans, specifically within our Performance Products segment. In 2013, our ongoing restructuring efforts have yielded an annualized benefit to EBITDA of approximately $100 million through the third quarter and we believe that all of our restructuring efforts will yield significant future annual EBITDA benefits.

        The following summarizes trends and key considerations that could impact future performance of our operating segments:

Polyurethanes:

  •
  Restructuring benefit

  •
  MDI demand strong in U.S. and Asia, modest in Europe

  •
  PO/MTBE fourth quarter 2013 Adjusted EBITDA less than fourth quarter of 2012

Performance Products:

  •
  Restructuring benefit

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Increased pressure on European home and personal care surfactants

Advanced Materials:

  •
  Restructuring benefit

  •
  Strong aerospace market

  •
  Weak base liquid resin epoxy market

Textile Effects:

  •
  Reorganization and restructuring benefit

  •
  Continued growth in key countries above underlying market demand

  •
  Raw materials price increase

Pigments:

  •
  Favorable ilmenite raw material advantage versus traditional chloride ores

  •
  Improving contribution margins

  •
  Agreement for strategic acquisition of Rockwood Holding's Performance Additives and Titanium Dioxide businesses

        We expect to spend approximately $450 million in 2013 on capital expenditures, net of reimbursements, for growth initiatives and maintenance.

        We expect our full year 2013 adjusted effective tax rate to be approximately 36%, and we expect our full year unadjusted effective tax rate to be approximately 50% primarily due to the effect of the tax valuation allowances and our regional mix of income. We believe our long-term effective income tax rate will be approximately 30% to 35%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2013	2012		2013	2012
Revenues	$2,842	$2,741	4%	$8,374	$8,568	(2)%
Cost of goods sold	2,335	2,204	6%	7,067	6,954	2%

Gross profit	507	537	(6)%	1,307	1,614	(19)%
Operating expenses	272	255	7%	808	792	2%
Restructuring, impairment and plant closing costs	37	47	(21)%	110	52	112%

Operating income	198	235	(16)%	389	770	(49)%
Interest expense, net	(48)	(56)	(14)%	(146)	(172)	(15)%
Equity in income of investment in unconsolidated affiliates	3	2	50%	6	5	20%
Loss on early extinguishment of debt	—	(1)	NM	(35)	(2)	NM
Other income	—	1	NM	2	2	—

Income from continuing operations before income taxes	153	181	(15)%	216	603	(64)%
Income tax expense	(81)	(61)	33%	(105)	(186)	(44)%

Income from continuing operations	72	120	(40)%	111	417	(73)%
Loss from discontinued operations, net of tax	(2)	(1)	100%	(4)	(7)	(43)%

Income before extraordinary gain	70	119	(41)%	107	410	(74)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	NM	—	1	NM

Net income	70	120	(42)%	107	411	(74)%
Net income attributable to noncontrolling interests	(6)	(4)	50%	(20)	(8)	150%

Net income attributable to Huntsman Corporation	64	116	(45)%	87	403	(78)%
Interest expense, net	48	56	(14)%	146	172	(15)%
Income tax expense from continuing operations	81	61	33%	105	186	(44)%
Income tax benefit from discontinued operations	—	—	—	—	(2)	NM
Depreciation and amortization	110	108	2%	326	324	1%

EBITDA(1)	$303	$341	(11)%	$664	$1,083	(39)%

Net income per share:
Basic	$0.27	$0.49	(45)%	$0.36	$1.70	(79)%
Diluted	0.26	0.48	(46)%	0.36	1.68	(79)%
Net cash provided by operating activities				388	556	(30)%
Net cash used in investing activities				(388)	(299)	30%
Net cash provided by (used in) financing activities				12	(378)	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$376	$411	(9)%	$900	$1,194	(25)%
Adjusted net income(2)	132	176	(25)%	272	509	(47)%
Adjusted income per share(2):
Basic	0.55	0.74	(26)%	1.14	2.14	(47)%
Diluted	0.54	0.73	(26)%	1.12	2.12	(47)%

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2013	2012		2013	2012
Revenues	$2,842	$2,741	4%	$8,374	$8,568	(2)%
Cost of goods sold	2,331	2,199	6%	7,054	6,940	2%

Gross profit	511	542	(6)%	1,320	1,628	(19)%
Operating expenses	270	255	6%	803	788	2%
Restructuring, impairment and plant closing costs	37	47	(21)%	110	52	112%

Operating income	204	240	(15)%	407	788	(48)%
Interest expense, net	(51)	(59)	(14)%	(156)	(181)	(14)%
Equity in income of investment in unconsolidated affiliates	3	2	50%	6	5	20%
Loss on early extinguishment of debt	—	(1)	NM	(35)	(2)	NM
Other income	—	1	NM	2	2	—

Income from continuing operations before income taxes	156	183	(15)%	224	612	(63)%
Income tax expense	(80)	(62)	29%	(106)	(188)	(44)%

Income from continuing operations	76	121	(37)%	118	424	(72)%
Loss from discontinued operations, net of tax	(2)	(1)	100%	(4)	(7)	(43)%

Income before extraordinary gain	74	120	(38)%	114	417	(73)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	1	NM	—	1	NM

Net income	74	121	(39)%	114	418	(73)%
Net income attributable to noncontrolling interests	(6)	(4)	50%	(20)	(8)	150%

Net income attributable to Huntsman International LLC	68	117	(42)%	94	410	(77)%
Interest expense, net	51	59	(14)%	156	181	(14)%
Income tax expense from continuing operations	80	62	29%	106	188	(44)%
Income tax benefit from discontinued operations	—	—	—	—	(2)	NM
Depreciation and amortization	104	102	2%	308	306	1%

EBITDA(1)	$303	$340	(11)%	$664	$1,083	(39)%

Net cash provided by operating activities				$382	$633	(40)%
Net cash used in investing activities				(404)	(396)	2%
Net cash provided by (used in) financing activities				192	(199)	NM
Other non-GAAP measures:
Adjusted EBITDA(1)	$381	$412	(7)%	$905	$1,198	(24)%
Adjusted net income(2)	140	179	(21)%	283	520	(45)%

NM—Not Meaningful

(1)
Our management uses EBITDA and Adjusted EBITDA to assess financial performance. EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) loss on initial consolidation of subsidiaries; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) extraordinary gain on the acquisition of a business; and (h) restructuring, impairment, plant closing and transition costs.

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

  For a reconciliation of EBITDA and Adjusted EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see the tables below (dollars in millions):

  Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to Huntsman Corporation	$64	$116	$87	$403
Interest expense, net	48	56	146	172
Income tax expense from continuing operations	81	61	105	186
Income tax benefit from discontinued operations	—	—	—	(2)
Depreciation and amortization	110	108	326	324

EBITDA	303	341	664	1,083
Acquisition expenses and purchase accounting inventory adjustments	9	1	14	2
EBITDA from discontinued operations	2	—	3	4
Loss on initial consolidation of subsidiaries	—	4	—	4
Loss on early extinguishment of debt	—	1	35	2
Certain legal settlements and related expenses	—	4	8	5
Amortization of pension and postretirement actuarial losses	19	10	56	31
Extraordinary gain on the acquisition of a business	—	(1)	—	(1)
Restructuring, impairment and plant closing and transition costs:
Polyurethanes	—	32	3	37
Performance Products	13	—	17	—
Advanced Materials	3	6	30	9
Textile Effects(a)	24	12	56	13
Pigments	—	1	3	4
Corporate and other	3	—	11	1

Total restructuring, impairment and plant closing and transition costs	43	51	120	64

Adjusted EBITDA	$376	$411	$900	$1,194

  Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to Huntsman International	$68	$117	$94	$410
Interest expense, net	51	59	156	181
Income tax expense from continuing operations	80	62	106	188
Income tax benefit from discontinued operations	—	—	—	(2)
Depreciation and amortization	104	102	308	306

EBITDA	303	340	664	1,083
Acquisition expenses and purchase accounting inventory adjustments	9	1	14	2
EBITDA from discontinued operations	2	—	3	4
Loss on initial consolidation of subsidiaries	—	4	—	4
Loss on early extinguishment of debt	—	1	35	2
Certain legal settlements and related expenses	—	4	8	5
Amortization of pension and postretirement actuarial losses	24	12	61	35
Extraordinary gain on the acquisition of a business	—	(1)	—	(1)
Restructuring, impairment and plant closing and transition costs:
Polyurethanes	—	32	3	37
Performance Products	13	—	17	—
Advanced Materials	3	6	30	9
Textile Effects(a)	24	12	56	13
Pigments	—	1	3	4
Corporate and other	3	—	11	1

Total restructuring, impairment and plant closing and transition costs	43	51	120	64

Adjusted EBITDA	$381	$412	$905	$1,198

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our condensed consolidated statements of operations (unaudited).
(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition expenses and purchase accounting inventory adjustments; (b) loss from discontinued operations; (c) loss on initial consolidation of subsidiaries; (d) discount amortization on settlement financing; (e) loss on early extinguishment of debt; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; (h) extraordinary gain on the acquisition of a business; and (i) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to Huntsman Corporation	$64	$116	$87	$403
Acquisition expenses and purchase accounting inventory adjustments, net of tax of $(1) and nil for the three months ended, respectively, and $(2) and nil for the nine months ended, respectively	8	1	12	2
Loss from discontinued operations, net of tax of nil each and nil and $(2) for the nine months ended, respectively	2	1	4	7
Loss on initial consolidation of subsidiaries, net of tax of nil for each of the three months ended and net of tax of nil for each of the nine months ended	—	4	—	4
Discount amortization on settlement financing, net of tax of nil and $(3) for the three months ended, respectively, and $(2) and $(8) for the nine months ended, respectively	2	5	5	15
Loss on early extinguishment of debt, net of tax of nil and $(1) for the three months ended, respectively, and $(13) and $(1) for the nine months ended, respectively	—	—	22	1
Certain legal settlements and related expenses, net of tax of nil and $(2) for the three months ended, respectively, and $(2) for each of the nine months ended	—	2	6	3
Amortization of pension and postretirement actuarial losses, net of tax of $(2) each for the three months ended and $(13) and $(6) for the nine months ended, respectively	17	8	43	25
Extraordinary gain on the acquisition of a business net of tax of nil	—	(1)	—	(1)
Restructuring, impairment and plant closing and transition costs, net of tax of $(4) and $(11) for the three months ended, respectively, and $(27) and $(14) for the nine months ended, respectively(a)	39	40	93	50

Adjusted net income	$132	$176	$272	$509

Weighted average shares-diluted	242.5	240.8	242.1	240.3

Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to Huntsman International	$68	$117	$94	$410
Acquisition expenses and purchase accounting inventory adjustments, net of tax of $(1) and nil for the three months ended, respectively, and $(2) and nil for the nine months ended, respectively	8	1	12	2
Loss from discontinued operations, net of tax of nil each and nil and $(2) for the nine months ended, respectively	2	1	4	7
Loss on initial consolidation of subsidiaries, net of tax of nil for each of the three months ended and net of tax of nil for each of the nine months ended	—	4	—	4
Discount amortization on settlement financing, net of tax of nil and $(3) for the three months ended, respectively, and $(2) and $(8) for the nine months ended, respectively	2	5	5	15
Loss on early extinguishment of debt, net of tax of nil and $(1) for the three months ended, respectively, and $(13) and $(1) for the nine months ended, respectively	—	—	22	1
Certain legal settlements and related expenses, net of tax of nil and $(2) for the three months ended, respectively, and $(2) for each of the nine months ended	—	2	6	3
Amortization of pension and postretirement actuarial losses, net of tax of $(3) and $(2) for the three months ended, respectively, and $(14) and $(6) for the nine months ended, respectively	21	10	47	29
Extraordinary gain on the acquisition of a business net of tax of nil	—	(1)	—	(1)
Restructuring, impairment and plant closing and transition costs, net of tax of $(4) and $(11) for the three months ended, respectively, and $(27) and $(14) for the nine months ended, respectively(a)	39	40	93	50

Adjusted net income	$140	$179	$283	$520

(a)
Includes costs associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our condensed consolidated statements of operations (unaudited).

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

        For the three months ended September 30, 2013, the net income attributable to Huntsman Corporation was $64 million on revenues of $2,842 million, compared with net income attributable to Huntsman Corporation of $116 million on revenues of $2,741 million for the same period of 2012. For the three months ended September 30, 2013, the net income attributable to Huntsman International was $68 million on revenues of $2,842 million, compared with net income attributable to Huntsman International of $117 million on revenues of $2,741 million for the same period of 2012. The decrease of $52 million in net income attributable to Huntsman Corporation and the decrease of $49 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended September 30, 2013 increased by $101 million, or 4%, as compared with the 2012 period. The increase was due principally to higher average selling prices in our Performance Products, Advanced Materials and Textile Effects segments and higher sales volumes in all our segments, except for our Advanced Materials segment. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit for Huntsman International for the three months ended September 30, 2013 decreased by $30 million and $31 million, respectively, or 6% each, as compared with the 2012 period. The decrease resulted from lower gross margins in our Polyurethanes and Pigments segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2013 increased by $17 million and $15 million, respectively, or 7% and 6%, respectively, as compared with the 2012 period. Increased operating expenses were primarily due to an increase in acquisition-related expenses and foreign currency losses.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2013 decreased to $37 million from $47 million in the 2012 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Net interest expense for the three months ended September 30, 2013 decreased by $8 million, or 14%, as compared with the 2012 period. The decrease was due primarily to the reduction in noncash interest expense resulting from the repayment of our 2016 Senior Notes in December 2012 and March 2013.

  •
  Our income tax expense and the income tax expense of Huntsman International for the three months ended September 30, 2013 increased by $20 million and $18 million, respectively, as compared with the same period in 2012. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended September 30,
			Percent Change Favorable (Unfavorable)
	2013	2012
Revenues
Polyurethanes	$1,306	$1,237	6%
Performance Products	779	750	4%
Advanced Materials	309	328	(6)%
Textile Effects	198	182	9%
Pigments	310	319	(3)%
Eliminations	(60)	(75)	20%

Total	$2,842	$2,741	4%

Huntsman Corporation Segment EBITDA(1)
Polyurethanes	$203	$203	—
Performance Products	106	107	(1)%
Advanced Materials	33	24	38%
Textile Effects	(18)	(22)	18%
Pigments	27	69	(61)%
Corporate and other	(46)	(40)	(15)%

Subtotal	305	341	(11)%
Discontinued Operations	(2)	—	NM

Total	$303	$341	(11)%

Huntsman International Segment EBITDA(1)
Polyurethanes	$203	$203	—
Performance Products	106	107	(1)%
Advanced Materials	33	24	38%
Textile Effects	(18)	(22)	18%
Pigments	27	69	(61)%
Corporate and other	(46)	(41)	(12)%

Subtotal	305	340	(10)%
Discontinued Operations	(2)	—	NM

Total	$303	$340	(11)%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended September 30, 2013 vs. 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(3)%	1%	(2)%	10%
Performance Products	1%	1%	—	2%
Advanced Materials	8%	—	1%	(15)%
Textile Effects	4%	(1)%	—	6%
Pigments	(24)%	1%	—	20%
Total Company	(3)%	1%	(1)%	7%

	Three months ended September 30, 2013 vs. June 30, 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	—	—	1%	4%
Performance Products	(1)%	—	—	1%
Advanced Materials	1%	(1)%	3%	(7)%
Textile Effects	2%	(2)%	—	(8)%
Pigments	(1)%	1%	—	(7)%
Total Company	1%	—	(1)%	—

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2013 compared to the same period of 2012 was primarily due to higher sales volumes, partially offset by lower average selling prices and unfavorable change in sales mix effect. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes increased due to strong demand. PO/MTBE average selling prices decreased primarily due to less favorable market conditions, partially offset by an increase in MDI average selling prices in the Americas and the strength of the euro against the U.S. dollar. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings (third quarter 2012 benefited approximately $30 million from industry supply outages) and the impact of the extended force majeure at our MDI facility in Rotterdam, The Netherlands (approximate $10 million impact on the third quarter 2013). During the three months ended September 30, 2013 and 2012, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of nil and $32 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended September 30, 2013 compared to the same period of 2012 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily in response to higher raw material costs and the strength of the euro against the U.S. dollar. Sales volumes increased primarily due to higher sales of maleic anhydride and amines, partially offset by lower sales of surfactants. Segment EBITDA was essentially unchanged as higher sales volumes and higher margins were offset by higher restructuring, impairment and plant closing costs. During the three months ended September 30, 2013 and 2012, our Performance Products segment recorded restructuring, impairment and plant closing costs of $13 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2013 compared to the same period of 2012 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased in all regions, primarily as a result of weak demand and increased competition in base resins and a focus on higher value component and formulations sales, such as aerospace and transportation and industrial markets. Average selling prices increased in all regions, primarily in response to higher raw material costs and improved sales mix. The increase in segment EBITDA was primarily due to higher margins, lower manufacturing and selling, general and administrative costs as a result of recent restructuring efforts and lower restructuring, impairment and plant closing costs. During the three months ended September 30, 2013 and 2012, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $3 million and $6 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended September 30, 2013 compared to the same period of 2012 was due to higher sales volumes and higher average selling prices, partially offset by the strength of the U.S. dollar primarily against the Indian rupee. Sales volumes increased primarily due to increased market share in key countries. Average selling prices increased primarily in response to higher raw material costs. The increase in segment EBITDA was primarily due to higher sales volumes, higher margins and lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts, partially offset by higher restructuring, impairment and plant closing and transition costs. During the three months ended September 30, 2013 and 2012, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $24 million and $12 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the three months ended September 30, 2013 compared to the same period of 2012 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions of the world primarily as a result of high industry inventory levels. Sales volumes increased primarily due to higher end-use demand. The decrease in segment EBITDA was primarily due to lower margins, partially offset by higher sales volumes and lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts. During the three months ended September 30, 2013 and 2012, our Pigments segment recorded restructuring, impairment and plant closing costs of nil and $1 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2013, EBITDA from Corporate and other for Huntsman Corporation decreased by $6 million to a loss of $46 million from a loss of $40 million for the same period in 2012. For the three months ended September 30, 2013, EBITDA from Corporate and other for Huntsman International decreased by $5 million to a loss of $46 million from a loss of $41 million for the same period in 2012. The decrease in EBITDA resulted primarily from a decrease in unallocated foreign currency gain (nil in 2013 compared to $4 million gain in 2012) and a $3 million increase in restructuring, impairment and plant closing costs ($3 million of expense in 2013 compared to nil in 2012). For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

        For the nine months ended September 30, 2013, the net income attributable to Huntsman Corporation was $87 million on revenues of $8,374 million, compared with net income attributable to Huntsman Corporation of $403 million on revenues of $8,568 million for the same period of 2012. For the nine months ended September 30, 2013, the net income attributable to Huntsman International was $94 million on revenues of $8,374 million, compared with net income attributable to Huntsman International of $410 million on revenues of $8,568 million for the same period of 2012. The decrease of $316 million in net income attributable to both Huntsman Corporation and Huntsman International was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2013 decreased by $194 million, or 2%, as compared with the 2012 period. The decrease was due principally to lower average selling prices in our Textile Effects and Pigments segments and lower sales volumes in our Performance Products and Advanced Materials segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2013 decreased by $307 million and $308 million, respectively, or 19% each, as compared with the 2012 period. The decrease resulted from lower gross margins in all of our segments, except Performance Products and Textile Effects. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2013 increased by $16 million and $15 million, respectively, or 2%

    each, as compared with the 2012 period. Increased operating expenses were primarily due to an increase in legal settlement and acquisition-related expenses and higher foreign currency losses.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2013 increased to $110 million from $52 million in the 2012 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our net interest expense and the net interest expense of Huntsman International for the nine months ended September 30, 2013 decreased by $26 million and $25 million, respectively, or 15% and 14%, respectively, as compared with the 2012 period. The decrease was due primarily to the reduction in noncash interest expense resulting from the repayment of our 2016 Senior Notes in December 2012 and March 2013.

  •
  Loss on early extinguishment of debt for the nine months ended September 30, 2013 increased to $35 million from $2 million in the 2012 period as a result of higher repayments of indebtedness during the nine months ended September 30, 2013 as compared to the 2012 period. During the nine months ended September 30, 2013, we recorded a loss on early extinguishment of debt of $35 million primarily from the repurchase of the remainder of our 2016 Senior Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense and the income tax expense of Huntsman International for the nine months ended September 30, 2013 decreased by $81 million and $82 million, respectively, as compared with the same period in 2012, primarily due to decreased pre-tax income. Our tax expense is affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our 2013 effective tax rate is significantly impacted by anticipated losses in tax jurisdictions where we have a full valuation allowance. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

  •
  Loss from discontinued operations, net of tax, for the nine months ended September 30, 2013 decreased to $4 million from $7 million in the 2012 period, resulting primarily from higher legal costs in the 2012 period. For more information, see "Note 17. Discontinued Operations" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Nine months ended September 30,
			Percent Change Favorable (Unfavorable)
	2013	2012
Revenues
Polyurethanes	$3,734	$3,712	1%
Performance Products	2,278	2,342	(3)%
Advanced Materials	966	1,014	(5)%
Textile Effects	602	562	7%
Pigments	974	1,150	(15)%
Eliminations	(180)	(212)	15%

Total	$8,374	$8,568	(2)%

Huntsman Corporation Segment EBITDA(1)
Polyurethanes	$533	$544	(2)%
Performance Products	260	282	(8)%
Advanced Materials	60	77	(22)%
Textile Effects	(54)	(37)	(46)%
Pigments	55	346	(84)%
Corporate and other	(187)	(125)	(50)%

Subtotal	667	1,087	(39)%
Discontinued Operations	(3)	(4)	25%

Total	$664	$1,083	(39)%

Huntsman International Segment EBITDA(1)
Polyurethanes	$533	$544	(2)%
Performance Products	260	282	(8)%
Advanced Materials	60	77	(22)%
Textile Effects	(54)	(37)	(46)%
Pigments	55	346	(84)%
Corporate and other	(187)	(125)	(50)%

Subtotal	667	1,087	(39)%
Discontinued Operations	(3)	(4)	25%

Total	$664	$1,083	(39)%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Nine months ended September 30, 2013 vs. 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	—	—	—	1%
Performance Products	2%	—	—	(5)%
Advanced Materials	4%	(1)%	1%	(9)%
Textile Effects	1%	(1)%	—	7%
Pigments	(24)%	—	—	9%
Total Company	(2)%	—	—	—

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2013 compared to the same period of 2012 was primarily due higher sales volumes. MDI sales volumes increased in the Americas and Asia Pacific regions, partially offset by lower volumes in the European region primarily as a result of the extended outage related to the force majeure at our MDI facility in Rotterdam, The Netherlands in the second quarter of 2013. PO/MTBE sales volumes were essentially unchanged. MDI average selling prices increased in all regions primarily in response to higher raw material costs and were offset by a decrease in PO/MTBE average selling prices primarily due to less favorable market conditions. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings (first and third quarter 2012 benefited from industry supply outages) and lower EBITDA in the European region as a result of the extended outage related to the force majeure at our MDI facility in Rotterdam during the second quarter of 2013. During the nine months ended September 30, 2013 and 2012, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $3 million and $37 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2013 compared to the same period of 2012 was due to lower sales volumes, partially offset by higher average selling prices. The decrease in sales volumes was due to the impact of the scheduled maintenance on our olefins and ethylene oxide facilities in Port Neches, Texas in the first quarter of 2013. Excluding the impact of this scheduled maintenance, sales volumes would have increased by approximately 2%. Average selling prices increased primarily due to an improvement in sales mix effect. The decrease in segment EBITDA was primarily due to the impact of our scheduled maintenance, estimated at $55 million, and higher restructuring, impairment and plant closing costs, partially offset by higher margins. During the nine months ended September 30, 2013 and 2012, we recorded restructuring, impairment and plant closing costs of $17 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2013 compared to the same period of 2012 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased in our base resins business, in all regions other than the Americas, due to weaker demand and increased competition, and in all regions in our specialty component business, mainly in the coatings and construction and wind markets, offset in part by higher sales volumes due to strong demand in the aerospace markets in the Americas and European regions. Sales volumes also decreased in our formulations business in the Americas and the European regions, primarily in the wind market, offset in part by higher sales volumes in the Asian Pacific region marine market and in the Africa Middle East region electrical and electronics markets. Average selling prices increased in the European region, primarily in response to higher raw material costs and increased focus on higher value component and formulations sales, partially offset by decreases in average selling prices in the Asia Pacific formulations business and in the Americas base resins business due to increased competition. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing costs, lower margins and lower sales volumes, partially offset by lower selling, general and administrative costs as a result of recent restructuring efforts. During the nine months ended September 30, 2013 and 2012, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $30 million and $9 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the nine months ended September 30, 2013 compared to the same period of 2012 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to increased market share in key countries. Average selling prices increased primarily in response to higher raw material costs, offset in part by the strength of the U.S. dollar against major international currencies. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing and transition costs and higher raw material costs, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts and higher sales volumes. During the nine months ended September 30, 2013 and 2012, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $56 million and $13 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the nine months ended September 30, 2013 compared to the same period of 2012 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions of the world primarily as a result of high industry inventory levels. Sales volumes increased primarily due to higher end-use demand. The decrease in segment EBITDA was primarily due to lower margins, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts. During the nine months ended September 30, 2013 and 2012, our Pigments segment recorded restructuring, impairment and plant closing costs of $3 and $4 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2013, EBITDA from Corporate and other decreased by $62 million to a loss of $187 million from a loss of $125 million for the same period in 2012. The decrease in EBITDA resulted primarily from an increase in loss on early extinguishment of debt of $33 million ($35 million of loss in 2013 compared to $2 million of loss in 2012). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA also resulted from a $12 million decrease in LIFO inventory valuation income ($2 million of income in 2013 compared to $14 million of income in 2012), and a $10 million increase in restructuring, impairment and plant closing costs ($11 million of expense in 2013 compared to $1 million of expense in 2012). For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA was partially offset by a decrease in incentive compensation of $7 million.

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

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012 was $388 million and $556 million, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2013 compared with the same period in 2012 was primarily attributable to a decrease in operating income as described in "—Results of Operations" above, offset in part by a $131 million favorable variance in operating assets and liabilities for the nine months ended September 30, 2013 as compared with the same period of 2012.

        Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $388 million and $299 million, respectively. During the nine months ended September 30, 2013 and 2012, we paid $295 million and $248 million, respectively, for capital expenditures. During the nine months ended September 30, 2013 and 2012, we made investments in Louisiana Pigments Company, L.P. of $44 million and $81 million, respectively, and in Nanjing Jinling Huntsman New Materials Co., Ltd of $25 million and nil, respectively, and received dividends from Louisiana Pigments Company, L.P. of $48 million and $51 million, respectively. During the nine months ended September 30, 2013 and 2012, we paid $66 million and $18 million, respectively, for the acquisitions of businesses.

        Net cash provided by (used in) financing activities for the nine months ended September 30, 2013 and 2012 was $12 million and $(378) million, respectively. The increase in net cash provided by financing activities was primarily due to higher net borrowings of debt during the 2013 period as compared to the 2012 period, offset in part by an increase in dividends paid to common stockholders.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2013	Less Acquisitions(1)	Subtotal	December 31, 2012	Increase (Decrease)	Percent Change
Cash and cash equivalents	$397	—	$397	$387	$10	3%
Restricted cash	9	—	9	9	—	—
Accounts receivable, net	1,703	(9)	1,694	1,583	111	7%
Inventories	1,695	(13)	1,682	1,819	(137)	(8)%
Prepaid expenses	66	—	66	48	18	38%
Deferred income taxes	51	—	51	51	—	—
Other current assets	205	—	205	222	(17)	(8)%

Total current assets	4,126	(22)	4,104	4,119	(15)	—

Accounts payable	1,075	(4)	1,071	1,150	(79)	(7)%
Accrued liabilities	689	(1)	688	705	(17)	(2)%
Deferred income taxes	38	—	38	38	—	—
Current portion of debt	295	—	295	288	7	2%

Total current liabilities	2,097	(5)	2,092	2,181	(89)	(4)%

Working capital	$2,029	$(17)	$2,012	$1,938	$74	4%

(1)
Represents opening balance sheet amounts related to acquisitions.

        Excluding the effects of acquisitions, our working capital increased by $74 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $10 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable increased by $111 million mainly due to higher sales in the third quarter 2013 as compared to the fourth quarter of 2012.

  •
  Inventories decreased by $137 million mainly due to lower inventory levels primarily in our Pigments segment resulting from management's efforts to reduce inventory, particularly in ores raw materials.

  •
  The decrease in accounts payable of $79 million was primarily due to lower inventories.

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

Senior Credit Facilities

        As of September 30, 2013, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017	(3)
Extended Term Loan B	NA	962		961		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	342		342		USD LIBOR plus 3.00%	2017
Term Loan C	NA	419		398		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $18 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

(3)
The maturity of the Revolving Facility commitments will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our Term Loan C due September 30, 2016.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendments to Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the Credit Agreement. The amendment, among other things, permits us to incur the New Term Loan and to increase our Revolving Facility.

        We have entered into commitments with certain financial institutions to provide for the New Term Loan and provide for $200 million of the Revolving Increase. We intend to use the net proceeds of the New Term Loan, when funded, to pay the cash consideration related to Huntsman International's acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. If the acquisition is not consummated, we may use the net proceeds to refinance certain indebtedness of Huntsman International.

        The New Term Loan will mature on the seventh anniversary of the date such New Term Loan is funded and will amortize in aggregate annual amounts equal to 1% of the original principal amount of the New Term Loan, payable quarterly commencing with the first full fiscal quarter ended after the date the New Term Loan is funded. The Revolving Increase will mature on the same date as the Revolving Facility.

        On August 22, 2013, Huntsman International entered into a ninth amendment to the Credit Agreement. The amendment provided for additional term loans in the amount of $100 million, the net proceeds of which were used for general corporate purposes. The additional term loans have identical terms to Extended Term Loan B.

        On March 11, 2013, Huntsman International entered into an eighth amendment to the Credit Agreement. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount under our then outstanding term loan B facility and for general corporate purposes. The additional term loan was recorded at its carrying value of $224 million as of September 30, 2013. The additional term loan has identical terms to our Extended Term Loan B.

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

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. SPE and a EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding the A/R Programs was as follows (monetary amounts in millions):

September 30, 2013
Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable Rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $304)	€114 (approximately $154)	Applicable Rate plus 1.35%

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

(3)
Applicable rate for the U.S. A/R Program is defined by the lender as USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of September 30, 2013, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of September 30, 2013, $594 million of accounts receivable were pledged as collateral under the A/R Programs.

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing its U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the U.S. A/R Program by two years to April 2016, provides for additional availability under the U.S. A/R Program and reduces the applicable margin on borrowings to 1.10%.

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing its EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of the EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

Notes

        As of September 30, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($646 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($541 carrying value)

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of 2020 Senior Notes. The aggregate additional notes are recorded at carrying value of $246 million as of September 30, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 2016 Senior Notes, to pay associated accrued interest and for general corporate purposes.

        The 2020 Senior Notes bear interest at the rate of 4.875% per year payable semi-annually on May 15 and November 15 of each year and are due on November 15, 2020. Huntsman International may redeem the 2020 Senior Notes in whole or in part at any time prior to August 17, 2020 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

Variable Interest Entity Debt

        As of September 30, 2013, Arabian Amines Company had $175 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-

owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of September 30, 2013, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

Other Debt

        During the three months ended September 30, 2012, HPS repaid RMB 213 million (approximately $35 million) on term loans and working capital loans under its secured facilities. During the nine months ended September 30, 2013, HPS repaid $2 million and RMB 293 million (approximately $48 million) on term loans and working capital loans under its secured facilities. As of September 30, 2013, HPS had $6 million and RMB 221 million (approximately $36 million) outstanding under its debt facilities.

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2013, we have a loan of $872 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2013 on our condensed consolidated balance sheets (unaudited). As of September 30, 2013, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2013, we had $1,005 million of combined cash and unused borrowing capacity, consisting of $406 million in cash and restricted cash, $382 million in availability under our Revolving Facility, and $217 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $46 million for the nine months ended September 30, 2013, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  On August 29, 2013, we completed the Oxid Acquisition for a $66 million cash payment on August 29, 2013 and $10 million of contingent consideration subject to the performance of the business in 2013 and 2014. See "Note 3. Business Combinations—Oxid Acquisition" to our condensed consolidated financial statements (unaudited).

  •
  During 2013, we expect to spend approximately $450 million on capital expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the nine months ended September 30, 2013, we made contributions to our pension and postretirement benefit plans of $130 million. During 2013, we expect to contribute an additional amount of approximately $36 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2013, we had $115 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $30 million.

  •
  We have in the past repurchased shares of our common stock. In the future, we could repurchase shares of our common stock from time to time without notice, through the open market or in privately negotiated transactions. Any such stock repurchases could impact our liquidity.

  •
  We have entered into a definitive agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. for $1.1 billion in case and the assumption of approximately $225 million in unfunded pension liabilities as of June 30, 2013. See "Note 3. Business Combinations—Performance Additives and Titanium Dioxide Acquisition" to our condensed consolidated financial statements (unaudited). In connection with the acquisition, we have entered into financing commitments with certain financial institutions to provide a New Term Loan and a $200 million Revolving Increase under our existing Senior Credit Facilities. See "Note 7. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements (unaudited).

        As of September 30, 2013, we had $295 million classified as current portion of debt, including an HPS borrowing facility in China with $35 million outstanding, our scheduled Senior Credit Facilities amortization payments totaling $18 million, debt at our variable interest entities of $187 million, $24 million related to the annual financing of our insurance premiums, and certain other short-term facilities and scheduled amortization payments totaling $31 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of September 30, 2013, we had approximately $260 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments are involved in cost reduction programs that are expected to reduce costs in these businesses by approximately $240 million. These cost savings are expected to be achieved through the middle of 2014. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2013, we had approximately $243 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2013, the fair value of the hedge was $1 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2013, the fair value of the hedge was $2 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2013, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the hedge as of September 30, 2013 was €42 million (approximately $57 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2013, the fair value of this hedge was €1 million (approximately $2 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2013, we recorded a reduction of interest expense of €1 million (approximately $1 million) due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited).The notional amount of the swap as of September 30, 2013 was $32 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2013, the fair value of the swap was $4 million and was recorded as other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2013, we recorded additional (reduction of) interest expense of nil and $(2) million each due to changes in fair value of the swap. As of September 30, 2013, Arabian Amines Company was not in compliance with payment and other obligations contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt" to our condensed consolidated financial statements (unaudited).

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2013, the fair value of this swap was $8 million and was recorded in other noncurrent assets on our condensed consolidated balance sheets (unaudited).

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2013, we have designated approximately €255 million (approximately $344 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2013, the amount of loss recognized on the hedge of our net investment was $15 million and $10 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of September 30, 2013, we had approximately €935 million (approximately $1,262 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

        We and all other defendants have agreed to settle the Direct Purchasers litigation. A hearing to consider final approval of the settlement is scheduled for November 25, 2013. We have fully accrued for the settlement with the Direct Purchasers. The settlement does not resolve the Indirect Purchasers litigation.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August	962	18.09	—	—
September	—	—	—	—

Total	962	$18.09	—

(1)
There were 962 shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during August.

ITEM 6.    EXHIBITS

2.1	Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013)
10.1
Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)
10.2
Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)
10.3*	Huntsman Executive Severance Plan (as amended and restated)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2013	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013)
10.1
Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)
10.2
Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)
10.3*	Huntsman Executive Severance Plan (as amended and restated)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.