Form 10-K
period 2013-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2014-02-11
CIK 1307954, 1089748

Use these links to rapidly review the document

HUNTSMAN CORPORATION AND SUBSIDIARIES HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

           On June 30, 2013, the last business day of the registrants' most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$3,190,344,742(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)
Based on the closing price of $16.56 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

           On February 3, 2014, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	241,883,592
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of
Huntsman Corporation's fiscal year ended December 31, 2013.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2013 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2013 ANNUAL REPORT ON FORM 10-K

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

        This report includes information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management's understanding of industry conditions, and such information has not been verified by any independent sources.

        For convenience in this report, the terms "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "Sasol-Huntsman" refers to Sasol-Huntsman GmbH and Co. KG (our consolidated joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany); and "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (an unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products. Many of these terms are defined in the Glossary of Chemical Terms found at the conclusion of "Part I. Item 1. Business" below.

ii

PART I

ITEM 1.    BUSINESS

GENERAL

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our Company, a Delaware corporation, was formed in 2004 to hold the businesses of Huntsman Holdings, LLC, a company founded by Jon M. Huntsman. Mr. Huntsman founded the predecessor to our Company in 1970 as a small polystyrene plastics packaging company. Since then, we have grown through a series of significant acquisitions and now own a global portfolio of businesses.

        We operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

        Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and our telephone number at that location is (801) 584-5700.

RECENT DEVELOPMENTS

        On September 17, 2013, we entered into a definitive agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. for approximately $1.1 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014.

OVERVIEW

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our products comprise a broad range of chemicals and formulations which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in more than 30 countries. As of December 31, 2013, we employed approximately 12,000 associates worldwide. Our revenues for the years ended December 31, 2013, 2012 and 2011 were $11,079 million, $11,187 million and $11,221 million, respectively.

Our Products

        We produce differentiated organic and inorganic chemical products. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products.

        Growth in our differentiated products has been driven by the substitution of our products for other materials and by the level of global economic activity. Accordingly, the profitability of our differentiated products has been somewhat less influenced by the cyclicality that typically impacts the petrochemical industry. Our Pigments segment, while cyclical, is influenced by seasonal demand patterns in the coatings industry.

2013 Segment Revenues(1)	2013 Segment Adjusted EBITDA(1)

(1)
Percentage allocations in this chart do not give effect to Corporate and other unallocated items and eliminations. For a reconciliation of adjusted EBITDA to net income attributable to Huntsman Corporation and cash provided by operating activities, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our business segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, CertainTeed, Electrolux, Firestone, Haier, Henkel, Johnson Controls, Louisiana Pacific, PMI, Weyerhaeuser
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses	Detergents, personal care products, agrochemicals, lubricant and fuel additives, adhesives, paints and coatings, construction, marine and automotive products, composites, and PET fibers and resins	Afton, Chevron, Dow, Henkel, L'Oreal, Lubrizol, Monsanto, Procter & Gamble, Reichhold, Sun Products, Unilever
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
		Aerospace and industrial adhesives, composites for aerospace, automotive, and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics	AkzoNobel, Bodo Moller, Cytec, Freeman, Hexcel, Lianyungang, Omya, PPG, Ribelin, Schneider, Sherwin Williams, Siemens, Speed Fair, Syngenta, Toray
Textile Effects	Textile chemicals and dyes	Apparel, home and technical textiles	Aunde, Esquel Group, Fruit of the Loom, Guilford Mills, Hanesbrands, Nice Dyeing, Polartec, Tencate, Y.R.C., Zaber & Zubair
Pigments	Titanium dioxide	Paints and coatings, plastics, paper, printing inks and ceramics	AkzoNobel, Clariant, Jotun, PolyOne, PPG

For additional information about our business segments, including related financial information, see "Note 24. Operating Segment Information" to our consolidated financial statements and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Polyurethanes

General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU (each discussed in more detail below under "—Products and Markets"). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate 5 primary polyurethane manufacturing facilities in the U.S., Europe and China. We also operate 17 polyurethane systems houses located in close proximity to our customers worldwide (see facilities listed in "—Item 2. Properties" below), which we believe enables us to focus on customer support and service. We also operate a specialty polyol manufacturing facility focused on the insulation market and two TPU manufacturing facilities in the U.S. and Europe with a third under construction in China.

        Our customers produce polyurethane products through the combination of an isocyanate, such as MDI, with polyols, which are derived largely from PO and EO. We are able to produce over 2,000 distinct MDI-based polyurethane products by modifying the MDI molecule through varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end use markets, including insulation in construction and appliances, cushioning for automotive and furniture, adhesives, wood binders, footwear and other specialized engineering applications.

        We are one of three North American producers of PO. We and some of our customers process PO into derivative products, such as polyols for polyurethane products, PG and various other chemical products. End uses for these derivative products include applications in the home furnishings, construction, appliances, packaging, automotive and transportation, food, paints and coatings and cleaning products industries. We also produce MTBE as a co-product of our PO manufacturing process. MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. See "—Item 1A. Risk Factors."

        In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China. Production at our MDI finishing plant near Shanghai, China operated by HPS, a consolidated joint venture, was commissioned on June 30, 2006. Production at the MNB, aniline and crude MDI plants operated by SLIC, an unconsolidated joint venture, commenced on September 30, 2006. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the significant demand growth that we believe this region will continue to experience. Additionally, in November 2012, we entered into an agreement to form a joint venture to build a world scale PO and MTBE plant in Nanjing, China. The facility is expected to be completed in 2015, and it will utilize our proprietary PO/MTBE manufacturing technology. We will own a 49% interest in the joint venture.

        On August 29, 2013, we completed the acquisition of the chemical business of Oxid L.P. (the "Oxid Acquisition"), a privately-held manufacturer and marketer of specialty urethane polyols based in Houston, Texas, for approximately $76 million.

        During 2012, our Polyurethanes segment began implementing a restructuring program designed to reduce annualized fixed costs by approximately $75 million, to be completed by the fourth quarter of 2013. In connection with this program, we recorded charges of $2 million and $38 million during 2013 and 2012, respectively, primarily for workforce reductions. Through December 31, 2013, we have achieved $75 million of fixed cost savings from this restructuring program.

Products and Markets

        MDI is used primarily in rigid foam applications and in a wide variety of customized, higher-value flexible foam and coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI in rigid foam, flexible foam and other non-foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals.

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

        MDI.    MDI has a substantially larger market size and a higher growth rate than other polyurethane materials. This is primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications. We believe that future growth of MDI is expected to be driven by the continued substitution of MDI-based polyurethane for fiberglass and other materials currently used in rigid insulation foam for construction. We expect that other markets, such as binders for reconstituted wood board products, specialty cushioning applications and coatings will further contribute to the continued growth of MDI.

        With the recent rapid growth of the developing Asian economies, the Asian markets have now become the largest in the world for MDI.

        MDI experiences some seasonality in its sales reflecting its exposure to seasonal construction related end markets such as insulation and composite wood products. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

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

        Polyols.    Polyols are combined with MDI and other isocyanates to create a broad spectrum of polyurethane products. Demand for specialty polyols has been growing at approximately the same rate at which MDI consumption has grown.

        Aniline.    Aniline is an intermediate chemical used primarily to manufacture MDI. Generally, aniline is either consumed internally or is sold to third parties under long-term supply contracts. We believe that the lack of a significant spot market for aniline means that in order to remain competitive, MDI manufacturers must either be integrated with an aniline manufacturing facility or have a long-term, cost-competitive aniline supply contract.

        PO.    PO is an intermediate chemical used mainly to produce a wide range of polyols and PG. Demand for PO depends largely on overall economic demand, especially that of consumer durables. The following chart illustrates the primary end markets and applications for PO.

        MTBE.    MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. While MTBE has been effectively eliminated in the United States, demand continues to grow in other regions of the world. In 2011, we announced the signing of a license agreement with Chinese chemicals manufacturer Yantai Wanhua Polyurethanes Co., Ltd, for the production of PO and MTBE. On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. See "—Item 1A. Risk Factors." We continue to sell MTBE for use as a gasoline additive, substantially all of which is sold for use outside the U.S. See "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

        Our global sales group markets our polyurethane chemicals to over 3,500 customers in more than 90 countries. Our sales and technical resources are organized to support major regional markets, as well as key end use markets which require a more global approach. These key end use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers' needs is critical to our long-term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemicals industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers' requirements.

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

Manufacturing and Operations

        Our MDI production facilities are located in Geismar, Louisiana; Rotterdam, The Netherlands; and through our joint ventures in Caojing, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana; Wilton, U.K.; and Caojing, China. We believe that this relative scale and product integration of our large facilities provide a significant competitive advantage over other producers. In addition to reducing transportation costs for our raw materials, integration helps reduce our exposure to cyclical prices.

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI		Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(millions of pounds)										(millions of gallons)
Caojing, China	330	(1)
Geismar, Louisiana	990		160		788	(2)	1,051	(2)
Houston, Texas			120
Osnabrück, Germany			26	59
Port Neches, Texas									525	145	260
Ringwood, Illinois				20
Rotterdam, The Netherlands	880		130
Wilton, U.K.					715		953

Total	2,200		436	79	1,503		2,004		525	145	260

(1)
Represents our 50% share of capacity from SLIC, an unconsolidated joint venture.

(2)
Represents our approximately 86% share of capacity under our consolidated Rubicon LLC manufacturing joint venture with Chemtura Corporation.

        At our Geismar, Rotterdam and Caojing facilities we utilize sophisticated proprietary technology to produce our MDI. This technology contributes to our position as a low cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology and know-how developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows all of our PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

Joint Ventures

        Rubicon Joint Venture.    Chemtura Corporation is our joint venture partner in Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 86% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI, polyol and Maleic Anhydride facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

        Chinese MDI Joint Ventures.    We are involved in two related joint ventures which operate MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies, produces MNB, aniline and crude MDI. We effectively own 35% of SLIC and account for our investment under the equity method. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. The total production capacity of the SLIC facilities is 660 million pounds per year of MDI and the splitting capacity of the HPS facility is 339 million pounds per year of MDI.

        Chinese PO/MTBE Joint Venture.    On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. Our total equity investment is anticipated to be approximately $135 million, and we expect to receive approximately $47 million of license fees from the joint venture. The timing of equity contributions and license fee payments depends on various factors, but the majority are expected to be made over the course of the construction period of the plant (expected to be completed in 2015). At the end of 2013, cumulative capital contributions were approximately $61 million and license fees received were approximately $40 million.

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

        A major cost in the production of polyols is attributable to the costs of PO. The integration of our PO business with our polyurethane chemicals business gives us access to a competitively priced, strategic source of PO and the opportunity to develop polyols that enhance our range of MDI products. The primary raw materials used in our PO production process are butane/isobutane, propylene, methanol and oxygen. We purchase a large portion of our raw materials under long-term contracts.

Competition

        Our major competitors in the polyurethane chemicals market include BASF, Bayer, Dow, Yantai Wanhua and LyondellBasell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support, including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance and our ability to react quickly to changing customer needs and by providing customers with innovative solutions to their needs.

        Some of our competitors in the Polyurethanes segment are among the world's largest chemical companies and major integrated petroleum companies. These competitors may have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

Performance Products

General

        Our Performance Products segment has leading positions in the manufacture and sale of amines, surfactants and maleic anhydride and serves a wide variety of consumer and industrial end markets. Our Performance Products segment is organized by strategic business units ("SBUs") which differentiate between specialties and intermediates.

        In our specialty SBUs (energy, materials, additives, processing chemicals and agrochemicals) we are a leading global producer of amines, carbonates, maleic anhydride and specialty surfactants. Growth in demand in our specialty markets tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand, technology substitution and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 8% in the last 10 years due to strong demand in a number of industrial applications, such as epoxy curing agents, oil drilling, agrochemicals, fuel additives and civil construction materials. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of other Performance Products businesses and other segments.

        In our intermediate SBUs we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB, and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We operate 19 Performance Products manufacturing facilities in North America; Europe, Africa and the Middle East ("EAME"); and Asia and Australia.

        We have the annual capacity to produce approximately 1.4 billion pounds of more than 200 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, one of the largest producers of 2-(2-amino ethoxy) ethanol, sold under our DGA® brand, the second largest producer of ethyleneamines and morpholine and the second largest North American producer of ethanolamines. We are the only producer and largest supplier of propylene carbonate and ethylene carbonate in North America. We also produce substituted propylamines. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines, carbonates and surfactants. Our products are manufactured at our Port Neches, Conroe, Dayton and Freeport, Texas facilities and at our facilities in Llanelli, U.K.; Petfurdo, Hungary; Ankleshwar, India; Jurong Island, Singapore; and Jubail, Saudi Arabia. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, composites, solvents and catalysts. Our key amines customers include AkzoNobel, Chevron, Dow, Ashland, Afton, Unilever, Monsanto and PPG.

        We have the capacity to produce approximately 2.5 billion pounds of surfactant products annually at our 10 facilities located in North America, Europe, India and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. We are a leading European producer of components for powder and liquid laundry detergents and other cleaners. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in personal care applications. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, fuels and lubricants, and polymers and coatings. We are growing our global agrochemical surfactant technology and product offerings. Our key surfactants customers include The Sun Products Corporation, L'Oreal, Monsanto, Nufarm, Clorox, Henkel, Colgate, Procter & Gamble and Unilever.

        We are North America's largest producer of LAB, with alkylation capacity of 400 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher-molecular-weight alkylate which is used as an additive to lubricants. Our key customers for LAB and specialty alkylates include Colgate, Lubrizol, Procter & Gamble, Unilever and The Sun Products Corporation.

        We believe we are the largest global producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We have the capacity to produce approximately 572 million pounds annually at our facilities located in Pensacola, Florida; Geismar, Louisiana; and Moers, Germany. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. As a result of our long-standing research and development efforts aided by our pilot and catalyst preparation plants, we have successfully introduced our seventh generation of maleic anhydride-catalyst. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include AkzoNobel, AOC, Ashland, BASF, Chevron Oronite, CCP Composites, Lanxess, Lubrizol, Infineum, Reichhold and Tate & Lyle.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Port Neches, Texas and Botany, Australia.

        During 2013, our Performance Products segment implemented a restructuring program to refocus our surfactants business in Europe designed to improve earnings by approximately $20 million. In connection with this program, we recorded charges of $13 million during 2013 primarily related to workforce reductions.

Products and Markets

        Specialties.    Our specialty SBUs are organized around the following end markets: energy, materials, additives, processing chemicals and agrochemicals. The following table shows the end-market applications specialty products:

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

Ethyleneamines	lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents, fungicides
Ethanolamines	wood preservatives, herbicides, construction products, gas treatment, metalworking
Morpholine/DGA® Agent and Gas Treating	hydrocarbon processing, construction chemicals, synthetic rubber, water treating, electronics applications, gas treatment, agriculture
Maleic Anhydride	boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper, and food additives
Maleic Anhydride Catalyst and Technology Licensing	maleic anhydride, BDO and its derivatives, and PBT manufacturers
Specialty Surfactants	agricultural herbicides, construction, paper de-inking, lubricants
Specialty Alkylates	lubricant additive

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive agent, emulsifier, dispersant, detergent, solvent or corrosion inhibitor. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling customers to penetrate new markets and substitute for traditional curing materials. Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end use application, pricing does not generally fluctuate directly with movements in underlying raw materials.

        Morpholine/DGA® Agent.    Morpholine and DGA® agent are produced as co-products by reacting ammonia with DEG. Morpholine is used in a number of niche industrial applications including rubber curing (as an accelerator) and flocculants for water treatment. DGA® agent is primarily used in gas treating, electronics, herbicides and metalworking end use applications.

        Carbonates.    Ethylene and propylene carbonates are manufactured by reacting EO and PO with carbon dioxide. Carbonates are used as solvents and as reactive diluents in polymer and coating applications. They are also increasingly being used as a photo-resist solvent in the manufacture of printed circuit boards, solar panels, LCD screens and the production of lithium batteries.

        Maleic Anhydride and Licensing.    Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 48% of North American maleic anhydride demand. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

        Our maleic anhydride technology is a proprietary fixed bed process with solvent recovery and is characterized by low butane consumption and an energy- efficient, high-percentage solvent recovery system. This process competes against two other processes, the fluid bed process and the fixed bed process with water recovery. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which include PO, butadiene and acetylene as feedstocks. As a result, the growth in demand for BDO has resulted in increased demand for our maleic anhydride technology and catalyst.

        Total North American demand for maleic anhydride in 2013 was approximately 632 million pounds. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs.

        Intermediates.    The following table sets forth the end-market applications for our intermediate products:

Product Group	Applications
Surfactants
Alkoxylates	household detergents, industrial cleaners, anti-fog chemicals for glass, asphalt emulsions, shampoos, polymerization additives, de-emulsifiers for petroleum production
Sulfonates/Sulfates	powdered detergents, liquid detergents, shampoos, body washes, dishwashing liquids, industrial cleaners, emulsion polymerization, concrete superplasticizers, gypsum wallboard
Esters and Derivatives	shampoo, body wash, textile and leather treatment
Nitrogen Derivatives	bleach thickeners, baby shampoo, fabric conditioners, other personal care products
Formulated Blends	household detergents, textile and leather treatment, personal care products, pharmaceutical intermediates
EO/PO Block Co-Polymers	automatic dishwasher detergents
LAB	consumer detergents, industrial and institutional detergents
EG

polyester fibers and PET bottle resins, heat transfer and hydraulic fluids, chemical intermediates, natural gas and hydrocarbon treating agents, unsaturated polyester resins, polyester polyols, plasticizers, solvents

        Surfactants.    Surfactants or "surface active agents" are substances that combine a water soluble component with a water insoluble component in the same molecule. While surfactants are most commonly used for their detergency in cleaning applications, they are also valued for their emulsification, foaming, dispersing, penetrating and wetting properties in a variety of industries.

        Demand growth for surfactants is relatively stable and exhibits little cyclicality. The main consumer product applications for surfactants can demand new formulations with improved performance characteristics, which affords considerable opportunity for innovative surfactants manufacturers like us to provide surfactants and blends with differentiated specifications and properties. For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags raw material price movements.

        LAB.    LAB is a surfactant intermediate which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents.

        Three major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel and The Sun Products Corporation. We believe that over half of the LAB global capacity lies in the hands of ten producers, with three or four major producers in each of the three regional markets. Although the North American market for LAB is mature, we expect Latin American and other developing countries to grow as detergent demand grows at a faster rate than GDP. Growth in demand for specialty alkylates for use in lubricants is expected to be higher than GDP. We have developed a unique manufacturing capability for a high molecular weight alkylate for this market. With a significant technical barrier to entry, our specialty alkylate capability has allowed us greater diversity in our portfolio and strengthened our competitive position versus LAB-only producers.

        EG.    We consume our internally produced EO to produce three types of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze end markets and is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers. DEG is consumed internally for the production of Morpholine and DGA® agent and polyols. TEG is used internally for the production of polyols and is sold into the market for dehydration of natural gas. We continue to optimize our EO and EG operations depending on the fundamental market demand for EG.

Sales and Marketing

        We sell over 2,000 products to over 4,000 customers globally through our Performance Products marketing groups, which have extensive market knowledge, considerable chemical industry experience and well established customer relationships.

        In our specialty markets (energy, materials, additives, processing chemicals and agrochemicals), our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers.

        Our intermediates are sold mainly into the global home and personal care market for which we have a dedicated marketing group. We also sell EG.

        We also provide extensive pre- and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies. In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end use customers who cannot be served cost effectively by our direct sales forces.

Manufacturing and Operations

        Our Performance Products segment has the capacity to produce more than seven billion pounds annually of a wide variety of products and formulations at 19 manufacturing locations in North America, EAME, Asia and Australia. These production capacities are as follows:

	Current capacity
Product Area	North America	EAME		APAC(1)	Total
	(millions of pounds)
Amines	706	204	(2)	58	968
Carbonates	77				77
Surfactants	648	1,662		158	2,468
Maleic anhydride	340	232	(3)		572
EG	890			55	945
EO	1,000			100	1,100
Ethanolamines	400				400
LAB	400				400
Ethylene	400				400
Propylene	300				300

(1)
Asia-Pacific region including India ("APAC").

(2)
Includes up to 30 million pounds of ethyleneamines that are made available from Dow's Terneuzen, The Netherlands facility by way of a long-term supply arrangement and 60 million pounds from Arabian Amines Company, our consolidated 50%-owned joint venture, located in Jubail, Saudi Arabia.

(3)
Represents total capacity of a facility owned by Sasol-Huntsman, of which we own a 50% equity interest and Sasol owns the remaining 50% interest. We have consolidated the financial results of this entity since April 2011.

        Our surfactants and amines facilities are located globally, with broad capabilities in amination, sulfonation and ethoxylation. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation.

        Our primary ethylene, propylene, EO, EG and ethanolamines facilities are located in Port Neches, Texas alongside our Polyurethanes' PO/MTBE facility. The Port Neches, Texas facility benefits from extensive logistics infrastructure, which allows for efficient sourcing of other raw materials and distribution of finished products.

        A number of our facilities are located within large integrated petrochemical manufacturing complexes. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations. These include our LAB facility in Chocolate Bayou, Texas, our maleic anhydride facilities in Pensacola, Florida and Moers, Germany and our ethyleneamines facility in Freeport, Texas.

        During 2013, our Performance Products segment implemented a restructuring program to refocus our surfactants business in Europe. In connection with this restructuring program, we anticipate exiting certain commodity product lines in Europe and seeking to dispose of the related capacity.

Joint Ventures

        Ethyleneamines Joint Venture.    Since July 1, 2010, we have consolidated the results of Arabian Amines Company, our 50%-owned joint venture with the Zamil Group. Arabian Amines Company operates an ethyleneamines manufacturing plant in Jubail, Saudi Arabia. The plant has an approximate annual capacity of 60 million pounds. We purchase and sell all of the production from this joint venture.

        Maleic Anhydride Joint Venture.    Since the second quarter of 2011, we have consolidated the results of Sasol-Huntsman, our 50%-owned maleic anhydride joint venture. This entity operates a manufacturing facility in Moers, Germany with the capacity to produce 232 million pounds of maleic anhydride. The output from the facility is sold in the European region.

Raw Materials

        We have the capacity to produce 400 million pounds of ethylene and 300 million pounds of propylene, depending on feedstocks, at our Port Neches, Texas facility. All of the ethylene is used to produce EO and all of the propylene is used to produce PO at our Port Neches, Texas facility (primarily for our Polyurethanes segment). We have the capacity to use approximately 900 million pounds of ethylene each year in the production of EO and ethyleneamines. Accordingly, we purchase or toll the remainder of our ethylene requirements from third parties. We consume all of our EO in the manufacture of our EG, surfactants, carbonates and amines products. We also use internally produced PO and DEG in the manufacture of these products.

        In addition to internally produced raw materials, the main raw materials used in the production of our amines are ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

        In the production of surfactants and LAB, our primary raw materials, in addition to internally produced and third-party sourced EO and ethylene, are synthetic and natural alcohols, paraffin, alpha olefins, benzene and nonylphenol. All of these raw materials are widely available in the merchant market at competitive prices.

        Maleic anhydride is produced by the reaction of n-butane with oxygen using our proprietary catalyst. The principal raw material is n-butane which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge, to our facility in Geismar, Louisiana via pipeline and to our Moers, Germany site by railcar. Our maleic anhydride catalyst is toll-manufactured by a third party under a long-term contract according to our proprietary methods. These raw materials are available from multiple sources at competitive prices.

Competition

        In our specialty markets, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, Tosoh and AkzoNobel. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price. In our maleic anhydride market, we compete primarily on the basis of price, customer service, technical support and logistics management. Our competitors include Lanxess, Flint Hills Resources, Bartek and Ashland. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design, Ineos, BASF and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

        There are numerous global producers of many of our intermediate products. Our main competitors include global companies such as Dow/MEGlobal, Sasol, BASF, Petresa, Clariant, Shell, Stepan, Croda and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

        The market in which our Performance Products segment operates is highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete.

Advanced Materials

General

        Our Advanced Materials segment is a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels in the manufacture of aerospace components. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

        We operate synthesis, formulating and production facilities in North America, Europe, Asia, South America and Africa. We sell to more than 3,000 customers in the following end markets: civil engineering, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, DVD, LNG transport, electrical power transmission and distribution, printed circuit boards, consumer and industrial electronics, wind power generation, automotive, recreational sports equipment and medical appliances.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and improve its long-term global competitiveness. This program is anticipated to deliver approximately $70 million in annualized savings for this segment. In connection with this program, we recorded charges of $35 million during 2013 related primarily to workforce reductions and consultancy fees. Through December 31, 2013, we have achieved approximately $45 million in earnings improvement as a result of this restructuring program.

        On November 1, 2011, we completed the sale of our stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. The stereolithography business had revenues of $7 million in 2010 and its products are used primarily in three-dimensional part building systems. The Digitalis® business is a stereolithography rapid manufacturing system previously under development by our Advanced Materials segment.

Products and Markets

        Our product range spans from basic liquid and solid resins, to specialty components like curing agents, matting agents, accelerators, cross-linkers, reactive diluents, thermoplastic polyamides and additives. In addition to these components, which we typically sell to formulators in various industries, we also produce and sell ready to use formulated polymer systems.

        Base Resins and Specialty Component Markets.    Our products are used in the formulation of products for the protection of steel and concrete substrates, such as flooring, metal furniture and appliances, buildings, linings for storage tanks and food and beverage cans, and the primer coat of automobile bodies and ships. Epoxy-based surface coatings are among the most widely used industrial coatings due to their structural stability and broad application functionality combined with overall economic efficiency.

        Base resins and specialty components are also used for composite applications. A structural composite is made by combining two or more different materials, such as fibers, resins and other specialty additives, to create a product with enhanced structural properties. Specifically, structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. Our product range comprises basic and advanced epoxy resins, curing agents and other advanced chemicals, additives and formulated polymer systems. The four key target markets for our structural composites are aerospace, windmill blades for wind power generation, general industrial and automotive applications, and recreational products (mainly sports equipment such as skis). Structural composites continue to substitute for traditional materials, such as metals and wood, in a wide variety of applications due to their light weight, strength and durability.

        Formulated Systems.    The structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials, such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our Araldite® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, Araldite® branded products are known for their high-performance adhesive capabilities, and we generally believe that this is the value-added segment of the market where recognition of our long-standing Araldite® brand is a key competitive advantage. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, targeted to three specific end markets and sold through targeted routes to market:

  •
  General Industrial Bonding.  We sell a broad range of advanced formulated adhesives to a broad base of small-to medium-sized customers, including specialty distributors.

  •
  Industry Specific.  We sell our adhesive products on a global basis into diverse, industry-specific markets, which include the aerospace, wind turbine, LNG transport, filter bonding, solar cell and other industrial application markets. Our target markets are chosen because we believe it is worthwhile to utilize our direct sales force and applications experts to tailor products and services to suit the needs and performance specifications of the specific market segments.

  •
  Consumer/DIY.  We package and sell consumer adhesives through strategic distribution arrangements with a number of the major marketers of consumer/DIY adhesives, such as Vynex, Velcro and Selleys. These products are sold globally through a number of major retail outlets, often under the Araldite® brand name. In India, our major DIY business, we have direct access to the market and strong brand recognition which creates opportunity to further expand our product offering as we leverage the value of the Araldite® brand.

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

        Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, automotive electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer ("OEM") as well as numerous manufacturers of components used in the final products. We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. Soldermasks are our most important product line in printed circuit board technologies. Sales are made mainly under our Probimer® trademark, a widely recognized brand name in this particular market.

Sales and Marketing

        We maintain multiple routes to market to service our diverse customer base. These routes to market range from using our own direct sales force for targeted, technically-oriented distribution to mass general distribution. Our direct sales force focuses on engineering solutions for decision-makers at major customers who purchase significant amounts of product from us. We use technically-oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important to the user of the products to reduce our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

        We conduct sales activities through dedicated regional sales teams in Europe, Asia, the Americas and the India/Middle East/Africa regions. Our global customers are covered by key account managers who are familiar with the specific requirements of these clients. The management of long-standing customer relationships is at the heart of the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base in all our regions.

        For our consumer/DIY range, with the exception of the Indian market, we have entered into exclusive branding and distribution arrangements with, for example, Selleys in Australia. Under these arrangements, our distribution partners fund advertising and sales promotions, negotiate and sell to major retail chains, own inventories and provide store deliveries (and sometimes shelf merchandising) in exchange for a reliable, high-quality supply of Araldite® branded, ready-to-sell packaged products.

Manufacturing and Operations

        We are a global business serving customers in four principal geographic regions: Europe, Asia, the Americas and the India/Middle East/Africa region. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Bad Saeckingen, Germany	Formulating Facility
Bergkamen, Germany	Synthesis Facility
Chennai, India(1)(2)(3)	Formulating Facility
Duxford, U.K.	Formulating Facility
East Lansing, Michigan.	Formulating Facility
Istanbul, Turkey(2)	Formulating Facility
Los Angeles, California.	Formulating Facility
McIntosh, Alabama.	Resins and Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Nanjing, China(2)	Formulating Facility
Pamplona, Spain(3)	Synthesis Facility
Panyu, China(2)(4)	Formulation and Synthesis Facility
Sadat City, Egypt	Formulating Facility
Taboão da Serra, Brazil	Formulating Facility

(1)
76%-owned and consolidated manufacturing joint venture with Tamilnadu Petroproducts Limited.

(2)
Leased land and/or building.

(3)
The base liquid resins facilities in Chennai, India and Pamplona, Spain have ceased operations effective September 30, 2013 and October 22, 2013, respectively.

(4)
95%-owned and consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

        Our facilities in Asia and India are well-positioned to take advantage of the market growth that is expected in these regions.

Raw Materials

        The principal raw materials we purchase for the manufacture of basic and advanced epoxy resins are epichlorohydrin, bisphenol A, BLR, MDA and phenol & aminophenols. We also purchase amines, polyols, isocyanates, acrylic materials, hardeners and fillers for the production of our formulated polymer systems and complex chemicals and additives. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

        Additionally, we produce large volumes of some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. Approximately 60% of the BLR we produce is consumed in the production of our formulated polymer systems. The balance of our BLR is sold in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a large proportion of our principal raw material gives us a competitive advantage over other epoxy-based polymer systems formulators, most of whom must buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

        We consume certain amines produced by our Performance Products segment and isocyanates produced by our Polyurethanes segment, which we use to formulate Advanced Materials products.

Competition

        The market in which our Advanced Materials segment operates is highly competitive, and is dependent on significant capital investment, the development of proprietary technology, and maintenance of product research and development. Among our competitors are some of the world's largest chemical companies and major integrated companies that have their own raw material resources.

        Competition in our basic liquid and solid epoxy resins group is primarily driven by price, and is increasingly more global with industry consolidation in the North American and European markets and the emergence of new competitors in Asia. Our major competitors include Dow, Momentive, BASF, Kukdo and NanYa.

        Competition in our specialty components and structural composites product group is primarily driven by product performance, applications expertise and customer certification. Our competitive strengths include our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Major competitors include Air Products, Arizona Chemical, Momentive, BASF, Cray Valley, Evonics, DIC, Dow, Mitsui, Sumitomo and NanYa.

        Competition in our formulation product group is primarily based on technology, know-how, applications and formulations expertise, product reliability and performance, process expertise and technical support. This product group covers a wide range of industries and the key competition factors vary by industry. Our competitive strengths result from our focus on defined market needs, our long-standing customer relationships, product reliability and technical performance, provision of high level service and recognition as a quality supplier in our chosen sectors. We operate dedicated technology centers in Basel, Switzerland; The Woodlands, Texas; and Shanghai, China in support of our product and technology development. Our major competitors can be summarized as follows:

Formulation Product Group	Competition
Adhesives applications	Henkel/Loctite, ITW, National Starch, Sika, 3M, Pidilite
Electrical insulating materials	Altana, Momentive, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex, Toshiba Chemical
Printed circuit board materials	Coates, Goo, Peters, Taiyo Ink, Tamura
Tooling and modeling solution.	Axson, DSM, Sika

Textile Effects

General

        Our Textile Effects segment is a major global solutions provider for textile chemicals and dyes in our chosen markets. Our textile solutions enhance the color of finished textiles and improve such performance characteristics as wrinkle resistance and the ability to repel water and stains. Our Textile Effects segment is characterized by the breadth of our product offering, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

        We operate synthesis, formulating and production facilities in North America, Europe, Asia and South America. We market multiple products to customers in multiple end-markets, including the following: consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home textiles and furnishings, carpet and other functional textiles.

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness and designed to reduce annualized costs by approximately $75 million. In connection with this program, during 2013, our Textile Effects segment recorded charges of $53 million for the early termination of long-term fixed cost contracts, $16 million for decommissioning, $3 million for other restructuring and $1 million for workforce reductions and reversed charges of $5 million related to workforce reductions, as well as recorded a $9 million noncash charge for a pension settlement loss. In addition, during 2013, we reversed charges of $4 million that were no longer required for long term fixed costs contracts in relation to our consolidation of manufacturing activities and processes at our site in Basel, Switzerland. Through December 31, 2013, we have achieved $60 million of costs savings from this restructuring program.

Products and Markets

        Textiles generally involve a complex matrix of fibers, effects and functionality, and the resulting products range from fashion apparel to bulletproof vests, home linens to carpet, and upholstery to automotive interiors. Our broad range of dyestuffs and chemicals enhance both the aesthetic appearance of these products and the functionality needed to ensure that they perform in their end-use markets. Since the requirements for these markets vary dramatically, our business strategy focuses on the three major markets—apparel, home & institutional and technical textiles. We work to provide the right balance of products and service to meet the technical challenges in each of these markets. The Textile Effects business is affected by seasonal holiday closures and typically experiences lower sales in those periods. For example, we typically experience lower sales in Asia in the first quarter as a result of the Lunar New Year, in Europe as a result of the summer holidays, and in the Americas and Europe during the Christmas season at year-end.

        The apparel market focuses on products that provide an aesthetic effect and/or improve the processing efficiency within the textile mill. We offer a complete range of colors for cotton, polyester and nylon that cover the range of shades needed for sportswear, intimate apparel, towels, sheeting and casual wear. Our dyes have been developed to ensure that they offer the highest levels of wash fastness currently available in the market. Optical brighteners and other pretreatment products provide "bright white" effects for apparel, towels and sheeting. Pretreatment and dyeing auxiliaries ensure that these fabrics are processed efficiently and effectively—cleaning the fabrics with fewer chemicals, less energy and less water and thereby minimizing the environmental footprint and reducing the processing costs. Silicone softeners may be used to enhance the feel of products.

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

Sales and Marketing

        For our textile effects products, we focus on providing effect competence and process competence to our customers. Effect competence—delivering value- added effects to our customer's products—enables us to capitalize on new and innovative technologies and to assist our customers in their efforts to differentiate themselves from competitors. Process competence—applying know-how and expertise to improve customers' processes—allows us to utilize our technical service to reduce cost and enhance efficiency.

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME, the Americas and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Atotonilquillo, Mexico	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Dyes Synthesis and Formulations Facility
Basel, Switzerland(1)(2)	Technology Center
Bogota, Colombia(1)	Chemicals Formulations Facility
Charlotte, North Carolina(1)	Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Dyes and Chemicals Formulations Facility
Hangzhou, China(1)	Chemicals Formulations Facility
Istanbul, Turkey(1)	Chemicals Formulations Facility
Karachi, Pakistan(1)	Chemicals Formulations Facility
Langweid am Leich, Germany(1)	Chemicals Synthesis and Textile Dyes and Chemicals Formulation Facility
Panyu, China(1)(3)	Chemicals Synthesis and Formulation Facility
Qingdao, China	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Taboão da Serra, Brazil(1)	Chemicals Formulations Facility

(1)
Leased land and/or building.

(2)
The Textile Dyes Facility has ceased operations effective October 1, 2013.

(3)
95%-owned and consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

Raw Materials

        The manufacture of textile effects products requires a wide selection of raw materials (approximately 1,100 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 4% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased and formula-based pricing.

Competition

        We are a major global solutions provider for textile chemicals and dyes in our chosen markets. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who offer complete solutions for both markets. Our major competitors are Achroma (formerly known as Clariant), BASF, Kiri-Dystar and Longsheng. We believe that our competitive strengths include our product offering, which is characterized by its broad range; high quality; significant integration between products and service; reliable technical expertise; long-standing relationships with customers; and strong business infrastructure in Asia. We believe that we have more customer service capability and account management capability than any of our competitors worldwide.

Pigments

General

        We are a global leader in the creation of titanium dioxide solutions. Titanium dioxide is a white inert pigment which provides whiteness, opacity and brightness to thousands of everyday items including paints, plastics, paper, inks, food and personal care products.

        Expertise gained over 75 years combined with a pioneering spirit enable us to help our customers to succeed. We use our expertise in titanium dioxide to create solutions for our customers that can deliver much more than whiteness and opacity, including freeing capacity, reducing energy use and enabling infrastructure to last longer. Our TIOXIDE® and DELTIO® brands are made in our seven manufacturing facilities around the globe and service over 1,200 customers in practically all industries and geographic regions. Our global manufacturing footprint allows us to service both the needs of local and global customers, including Ampacet, A. Schulman, AkzoNobel, BASF, Clariant, Jotun, PolyOne and PPG.

        Our Pigments segment is focused on working with customers to create innovative solutions that will help them succeed and improving our competitive position.

        Our award winning ALTIRIS® pigment can increase the solar reflective properties in a wide range of colored exterior coatings. Improving the solar reflectance of structures can reduce the surface and interior temperatures of buildings resulting in lower energy consumption within these structures. During 2013, we commissioned our new magnesium sulfate fertilizer manufacturing operation at our Calais, France site to increase the efficiency, sustainability and cost effectiveness of the site and in 2014 we expect to commission additional facilities at our Scarlino, Italy site which will widen the range of feedstocks the site can use and produce value adding co-products.

        On September 17, 2013, we entered into a definitive agreement with Rockwood Specialties Group, Inc., under which we will acquire all of the issued and outstanding equity interests owned by Rockwood in certain entities comprising Rockwood's Performance Additives and Titanium Dioxide businesses, for approximately $1.1 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014.

Products and Markets

        Historically, global titanium dioxide demand growth rates tend to closely track global GDP growth rates. However, this varies by region. Developed markets such as the U.S. and Western Europe exhibit higher absolute consumption but lower demand growth rates, while emerging markets such as Asia exhibit much higher demand growth rates. The titanium dioxide industry experiences some seasonality in its sales reflecting the high exposure to seasonal coatings end use markets. Coating sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. We currently believe that the chloride process accounts for approximately 55% of global production capacity. Most end use applications can use pigments produced by either process, although there are markets that prefer pigment from a specific manufacturing route—for example, the inks market prefers sulfate and the automotive coatings market prefers chloride. Regional markets typically favor products that are available locally.

        Our Company is one of the five major producers of titanium dioxide. Beyond these producers, the titanium dioxide industry currently has a large number of small regional or local producers, especially in China. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks, efficiency improvements and, more recently, new capacity additions in China. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we expect supply additions for the near term in line with historical demand growth.

Sales and Marketing

        Approximately 85% of our titanium dioxide sales are made through our global sales and technical services network, enabling us to work closely with our customers. Our focused sales effort and local manufacturing presence have allowed us to achieve leading market shares in a number of the countries where we manufacture titanium dioxide.

        In addition, we have focused on marketing products and services to higher growth and higher value applications. For example, we believe that our Pigments segment is well-positioned to benefit from growth sectors where customers' needs are complex resulting in fewer companies having the capability to support them.

        We focus much of our research and development on solutions to address significant emerging trends in the market. This is evidenced by our DELTIO® pigments range which helps our customers to liberate capacity, reduce energy, improve working environments and reduce waste.

Manufacturing and Operations

        Our Pigments segment has seven manufacturing sites operating in seven countries with a total capacity of approximately 565,000 metric tons per year. Approximately 72% of our titanium dioxide capacity is located in Western Europe.

	Annual Capacity (metric tons)
Site	EAME	North America	APAC	Process
Greatham, U.K.	150,000			Chloride
Calais, France	95,000			Sulfate
Huelva, Spain	80,000			Sulfate
Scarlino, Italy	80,000			Sulfate
Umbogintwini, South Africa	25,000			Sulfate
Lake Charles, Louisiana(1)		75,000		Chloride
Teluk Kalung, Malaysia			60,000	Sulfate

Total	430,000	75,000	60,000

(1)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos. The capacity shown reflects our 50% interest in Louisiana Pigment Company, L.P.

        In 2013, we commissioned our new magnesium sulfate fertilizer manufacturing operation at our plant in Calais, France. The new facility enabled the closure of part of our Calais effluent treatment plant to increase the efficiency, sustainability and cost effectiveness of the entire Calais site. In 2014, we expect to commission additional facilities at our Scarlino, Italy site to widen the range of feedstocks which the site can use and produce additional value-add co-products.

        If the transaction with Rockwood Holdings, Inc. closes, we would expect to operate titanium dioxide facilities in an additional two countries (Germany and Finland) with additional capacity of approximately 340,000 metric tons of titanium dioxide and 100,000 metric tons of functional additives per year, as well as additional facilities in six countries comprising the performance additives business.

Joint Venture

        Louisiana Pigment Company, L.P. is our 50%-owned joint venture with Kronos. We share production offtake and operating costs of the plant with Kronos, though we market our share of the production independently. The operations of the joint venture are under the direction of a supervisory committee on which each partner has equal representation. Our investment in Louisiana Pigment Company, L.P. is accounted for using the equity method.

Raw Materials

        The primary raw materials used to produce titanium dioxide are titanium-bearing ores. In recent years, we have purchased the majority of our ores under supply contracts from a range of ore suppliers. The majority of our titanium-bearing ores is sourced from India, Africa and Canada. Ore accounts for approximately 50% of pigment variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 30% of our variable manufacturing costs.

        The world market for titanium-bearing ores has an increasing number of small to medium sized suppliers alongside the three largest suppliers (Rio Tinto, Iluka and Kenmare) who account for approximately 45% of global supply between them and from whom we purchase approximately 60% of our needs. As a result of the increasing number of emerging suppliers in recent years, we have broadened our supply base by purchasing ores from these suppliers. The majority of the titanium-bearing ores market is now transacted on short-term contracts, or longer-term volume-contracts with market-based pricing re-negotiated several times per annum. This form of market-based ore contracts has introduced more flexibility and responsiveness, both in terms of pricing and quantity obligations.

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

        Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our Pigments segment. We sell over 60% of the co-products generated by our business.

Competition

        The global markets in which our Pigments segment operates are highly competitive. Competition is based on the basis of price, product quality and service. The major global producers against whom we compete are DuPont, Tronox, Kronos and Cristal, each of which has a global presence and the ability to service all global markets. Some of our competitors may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, the sulphate based titanium dioxide technology used by our Pigments segment is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2013, 2012 and 2011, we spent $140 million, $152 million and $166 million, respectively, on research and development.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas; Everberg, Belgium; and Shanghai, China. Other regional development/technical service centers are located in Wynyard, England (pigments); Auburn Hills, Michigan (polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Melbourne, Australia (surfactants); Port Neches, Texas (process engineering support); Basel, Switzerland and Panyu, China (advanced materials and textile effects); and Mumbai, India (textile effects).

INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 405 unexpired U.S. patents, approximately 155 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 3,570 foreign counterparts, including both issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. There can be no assurance, however, that confidentiality and other agreements into which we enter and have entered will not be breached, that they will provide meaningful protection for our trade secrets or proprietary know-how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, there can be no assurance that others will not obtain knowledge of these trade secrets through independent development or other access by legal means.

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

        We have associated brand names with a number of our products, and we have approximately 135 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,580 foreign counterparts, including both registrations and applications for registration. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

        As of December 31, 2013, we employed approximately 12,000 people in our operations around the world. Approximately 2,300 of these employees are located in the U.S., while approximately 9,700 are located in other countries. We believe our relations with our employees are good.

GEOGRAPHIC DATA

        For sales revenue and long-lived assets by geographic areas, see "Note 24. Operating Segment Information" to our consolidated financial statements.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2013, 2012 and 2011, our capital expenditures for EHS matters totaled $92 million, $105 million, and $92 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our consolidated financial statements.

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

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a clean-up notice by the Environment Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of December 31, 2013, we had an accrued liability of approximately $24 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be required for the clean up.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $27 million and $34 million for environmental liabilities as of December 31, 2013 and 2012, respectively. Of these amounts, $5 million and $10 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2013 and 2012, respectively, and $22 million and $24 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2013 and 2012, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        The European Union regulatory framework for chemicals, called "REACH," became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations, our first phase registrations by the November 30, 2010 deadline and our second phase registrations by the May 31, 2013 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2018, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the European Union, such as in Korea and Taiwan.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $4 million, $8 million and $5 million in 2013, 2012 and 2011, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of "greenhouse gases" ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the European Union, continues in its third phase. The European Union parliament continues with a process to formalized "backloading"—the withholding of GHG allowances to prop up carbon prices. In addition, the European Union has recently announced its intentions to cut GHG emissions to 40% below 1990 levels by 2040 and impose a 27% renewable energy requirement at the European Union level. In the U.S., California has commenced the first compliance period of its cap-and-trade program. In June 2013, China implemented its first pilot carbon emissions exchange in Shenzhen, China. Pilot carbon emissions schemes have also begun in Beijing, Shanghai, Guangdong, and Tianjin. Further expansion of China's regional cap-and-trade is planned, and ultimately it is expected that these regional systems will form the backbone of a national cap-and-trade program. As these programs have not been fully implemented and have experienced significant price volatility on low early trading volumes, we are unable at this time to determine their impact on our operations.

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will continue to be led by the U.S. Environmental Protection Agency's (the "EPA") GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's (the "CAA") Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Some of our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

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

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or European Union emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

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

GLOSSARY OF CHEMICAL TERMS

BDO—butane diol
BLR—base liquid resin
DEG—di-ethylene glycol
DGA® Agent—DIGLYCOLAMINE® agent
EG—ethylene glycol
EO—ethylene oxide
LAB—linear alkyl benzene
LAS—linear alkylbenzene sulfonate
LER—liquid epoxy resins
LNG—liquefied natural gas
MDA—methylene dioxy amphetamine
MDI—methyl diphenyl diisocyanate
MEG—mono-ethylene glycol
MTBE—methyl tertiary-butyl ether
PG—propylene glycol
PO—propylene oxide
Polyols—a substance containing several hydroxyl groups. A diol, triol and tetrol contain two, three and four hydroxyl groups, respectively.
TBA—tertiary butyl alcohol
TBHP—tert-butyl hydroperoxide
TDI—toluene diisocyanate
TEG—tri-ethylene glycol
TiO2—titanium dioxide pigment
TPU—thermoplastic polyurethane
UPR—unsaturated polyester resin

ITEM 1A.    RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations, financial condition and liquidity.

RISKS RELATED TO OUR BUSINESS

Our industry is affected by global economic factors including risks associated with volatile economic conditions.

        Our financial results are substantially dependent on overall economic conditions in the U.S., Europe and Asia. Declining economic conditions in all or any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. For example, our operations in Europe have been impacted by the uncertain European economy. Additionally, recent weakening of currencies in some emerging countries increases the risk of financial contagion in emerging markets globally.

        Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the chemical industry.

The markets for many of our products are cyclical and volatile, and we may experience depressed market conditions for such products.

        Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. The volatility these markets experience occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world. For example, demand for our products depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. The cyclicality and volatility of our industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

Planned disruptions in production at our manufacturing facilities and unplanned disruptions, such as natural disasters, may have a material impact on our business, results of operations and/or financial condition.

        Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds and outages. Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material impact on our revenues and increase our costs and expenses. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, each of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

        Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, supply disruptions particularly from sole-source suppliers, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. In addition, many of our current and potential customers are concentrated in specific geographic areas including the U.S. Gulf Coast, which is subject to hurricanes. A disaster in one of these regions could have a material impact on our operations, operating results and financial condition.

        While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from all such disasters or events that might increase in frequency or intensity due to climate change. In addition, insurance may not adequately compensate us from any losses incurred as a result of natural or other disasters. In areas prone to frequent natural or other disasters, insurance may become increasingly expensive or not available at all. Furthermore, some potential climate-driven losses, particularly inundation due to sea-level rise, may pose long-term risks to our physical facilities such that operations cannot be restored in their current locations.

Our results of operations may be adversely affected by international business risks, including fluctuations in currency exchange rates, legal restrictions and taxes.

        We conduct a majority of our business operations outside the U.S., and these operations are subject to risks normally associated with international operations. These risks include the need to convert currencies that may be received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. In addition, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the U.S., we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

        Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws, the Foreign Corrupt Practices Act (and foreign equivalents), export controls and regulations administered by the Office of Foreign Assets Control. In addition, although we maintain an anti-corruption compliance program throughout our Company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business. Furthermore, in foreign jurisdictions where process of law may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices may vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

        We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. ("GAAP" or "U.S. GAAP") has required us to place valuation allowances against our net operating losses and other deferred tax assets in a significant number of tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of the current valuation allowances and potentially the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations.

Completion of the proposed acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. is subject to various closing conditions. Failure to complete the acquisition could adversely affect our stock price and our future business and operations.

        On September 17, 2013, we entered into an agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. The completion of the proposed acquisition is subject to the satisfaction of various closing conditions, including regulatory approval in the European Union, and we cannot assure you that such conditions will be satisfied and that the acquisition will be successfully completed. If the acquisition is not consummated, our strategy for our Pigments segment and our Company will be impacted. Failure to consummate the transaction could cause the market price of our common to stock decline.

Our efforts to grow and transform our businesses may require significant investments; if our strategies are unsuccessful, our business, results of operations and/or financial condition may be materially adversely affected.

        We continuously evaluate opportunities for growth and change. These initiatives may involve making acquisitions, entering into partnerships and joint ventures, divesting assets, creating new financial structures and building new facilities—any of which could require a significant investment and subject us to new kinds of risks. We have incurred indebtedness to finance these opportunities, and we may incur additional indebtedness to finance future initiatives. We could also issue additional shares of stock of the Company or our subsidiaries to finance such initiatives. If our strategies for growth and change are not successful, we could face increased financial pressure, such as increased cash flow demands, reduced liquidity and diminished access to financial markets and the equity value of our businesses could be diluted.

        The implementation of strategies for growth and change may create additional risks, including:

  •
  diversion of management time and attention away from existing operations;

  •
  requiring capital investment that could otherwise be used for the operation and growth of our existing businesses;

  •
  disruptions to important business relationships;

  •
  increased operating costs;

  •
  usage of limited investment and other baskets under our debt covenants; and

  •
  difficulties due to lack of or limited prior experience in any new markets we may enter.

        Our inability to address these risks or other problems encountered in connection with our strategies for growth and change could have a material adverse effect on our business, results of operations and financial condition.

We may have difficulties integrating acquired businesses and as a result, our business, results of operations and/or financial condition may be materially adversely affected.

        We have completed a number of acquisitions and we will continue to acquire additional businesses and enter into joint ventures as part of our strategy. Most recently, in September 2013, we agreed to buy the Performance Additives and Titanium Dioxide Businesses of Rockwood Holdings, Inc. for $1.1 billion. This acquisition would position our Company as the second largest global producer of titanium dioxide and inorganic color pigments.

        Growth through acquisitions and joint ventures involves risks, including:

  •
  inability to efficiently operate new businesses or to integrate acquired businesses and products;

  •
  inability to accurately predict and delays in realizing the costs and benefits of acquisitions, partnerships, or joint ventures;

  •
  unexpected losses of customers or suppliers of an acquired ore existing business;

  •
  difficulties in retaining key employees of acquired businesses;

  •
  difficulties in realizing projected synergies; and

  •
  exposure to unanticipated liabilities, including for unexpected environmental exposures, product liability or illegal activities conducted by an acquired company or a joint venture partner.

        Our inability to address these risks could cause us to fail to realize the anticipated benefits of such acquisitions or joint ventures and could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to execute our cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

        We have undertaken a number of actions to restructure our Polyurethanes, Textile Effects, Advanced Materials and Performance Products segments to improve our earnings profile. We have implemented a number of these programs and have realized a portion of the anticipated benefits. While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations, our success in achieving targeted cost and expense reductions depends upon a number of factors. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

        The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of our raw materials from third-party suppliers. The cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical.

        In general, the feedstocks and other raw materials we consume are organic commodity products that are readily available at market prices. We frequently enter into supply agreements with particular suppliers, but disruptions of existing supply could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

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

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

        We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, cause delays or cancellations of customer orders or impede the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

        We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. Current employees have, and former employees may have, access to a significant amount of information regarding our operations which could be disclosed to our competitors or otherwise used to harm us. Moreover, our operations in certain locations, such as China, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.

        In addition, we could be required to expend significant additional amounts to respond to information technology issues or to protect against threatened or actual security breaches. We may not be able to implement measures that will protect against all of the significant risks to our information technology systems.

Our significant debt level, a portion of which is subject to variable interest rates, makes us vulnerable to downturns and may limit our ability to respond to market conditions or to obtain additional financing.

        We have significant outstanding debt; as of December 31, 2013, our total consolidated outstanding debt was $3,910 million (including current portion of debt); our debt to total capitalization ratio was approximately 65%; our combined outstanding variable rate borrowings were approximately $1.8 billion; and our current portion of debt totaled $277 million. Our debt level, and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

  •
  we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;

  •
  cash flow available for other purposes, including the growth of our business, may be reduced;

  •
  our ability to obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;

  •
  our competitors with lower debt levels may have a competitive advantage relative to us; and

  •
  part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $18 million).

        Our debt level also impacts our credit ratings. Any decision by credit rating agencies to downgrade our debt ratings could restrict our ability to obtain additional financing and could result in increased interest and other costs.

Agreements governing our debt may restrict our ability to engage in certain business activities or to obtain additional financing.

        The agreements governing our debt arrangements contain certain restrictive covenants. These covenants may limit or prohibit our ability to incur more debt; make certain prepayments of debt; pay dividends, redeem stock or make other distributions; issue stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer or sell assets. Some of our strategies may necessitate receiving consents or waivers under our debt arrangements, and these may not be forthcoming

        Our failure to comply with any of our debt covenants, or our failure to make payments of principal or interest on our debt, could result in a default, or trigger cross-default or acceleration provisions, under our debt agreements. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments, or force us or one or more of our subsidiaries into bankruptcy or liquidation. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our debt covenants, see "Note 13. Debt—Direct and Subsidiary Debt—Compliance with Covenants" to our consolidated financial statements.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could have a material adverse effect on our business, results of operations and financial condition.

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our leadership position in various products and markets throughout the world. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. Some of our competitors are owned or partially owned by foreign governments which may provide a competitive advantage to those competitors. While we are engaged in a range of research and development programs to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products, the failure to develop new products, processes or applications could make us less competitive. Moreover, if any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Further, it is possible that we could abandon certain products, processes, or applications due to potential infringement of third party intellectual property rights or that we could be named in future litigation for the infringement or misappropriation of a competitor's or other third party's intellectual property rights, which could include a claim for injunctive relief and damages, and, if so, such adverse results could have a material adverse effect on our business, results of operations and financial position.

        Certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand their roles significantly in the future. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced profit margins and loss of market share and have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.

        Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical products. These hazards include: chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers' compensation and other matters.

        We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and liquidity.

        In addition, we are subject to various claims and litigation in the ordinary course of business. We are a party to various pending lawsuits and proceedings. For more information, see "—Item 3. Legal Proceedings" below. It is possible that judgments could be rendered against us in these cases or others for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters.

Financial difficulties and related problems at our customers, vendors, suppliers and other business partners could have a material adverse effect on our business.

        During periods of economic disruption, more of our customers than normal may experience financial difficulties, including bankruptcies, restructurings and liquidations, which could affect our business by reducing sales, increasing our risk in extending trade credit to customers and reducing our profitability. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer. In addition, we rely on a number of vendors and suppliers and collaborations with other industry participants to provide us with chemicals, feedstocks and other raw materials, along with energy sources and, in certain cases, facilities, that we need to operate our business. During periods of economic disruption, some of these companies could be forced to reduce their output, shut down their operations or file for bankruptcy protection. If this were to occur, it could adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could materially disrupt our operations, including the production of certain of our products. Moreover, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases. All of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to many environmental, health and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental, health and safety or EHS, laws or permit requirements could result in restrictions or prohibitions on plant operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

        Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions regarding our products and operations, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in EHS regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

        We could incur significant expenditures in order to comply with existing or future EHS laws. Capital expenditures and costs relating to EHS matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations. Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future EHS laws.

        Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future EHS laws.

Our operations, financial condition and liquidity could be adversely affected by legal claims against us, including antitrust claims.

        We face risks arising from various legal actions, including matters relating to antitrust, product liability, intellectual property and environmental claims. Over the past few years, antitrust claims have been made against chemical companies, and we have been named as a defendant in the antitrust suits discussed in "—Item 3. Legal Proceedings—Antitrust Matters" below. In this type of litigation, the plaintiffs generally seek treble damages, which may be significant. An adverse outcome in any antitrust claim could be material and significantly impact our operations, financial condition and liquidity.

Our business is dependent on our intellectual property. If our intellectual property rights cannot be enforced or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

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

        We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into agreements imposing confidentiality obligations upon our employees and third parties to protect our intellectual property, these confidentiality obligations may be breached, may not provide meaningful protection for our trade secrets or proprietary know-how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets and know-how. In addition, others could obtain knowledge of our trade secrets through independent development or other access by legal means.

        We may have to rely on judicial enforcement of our patents and other proprietary rights. We may not be able to effectively protect our intellectual property rights from misappropriation or infringement in countries where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may be unavailable, or may not protect our proprietary rights to the same extent as U.S. law.

        The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how or the failure of adequate legal remedies for related actions could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Conflicts, military actions, terrorist attacks and general instability, in particular in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect our business.

        Conflicts, military actions and terrorist attacks have precipitated economic instability and turmoil in financial markets. Instability and turmoil, particularly in energy-producing nations, may result in raw material cost increases. The uncertainty and economic disruption resulting from hostilities, military action or acts of terrorism may impact any or all of our facilities and operations or those of our suppliers or customers. Accordingly, any conflict, military action or terrorist attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

        In addition, a number of governments have instituted regulations attempting to increase the security of chemical plants and the transportation of hazardous chemicals, which could result in higher operating costs and could have a material adverse effect on our financial condition and liquidity.

If our subsidiaries do not make sufficient distributions to us, then we will not be able to make payment on our debts.

        Our debt is generally the exclusive obligation of Huntsman International and our guarantor subsidiaries. Because a significant portion of our operations are conducted by nonguarantor subsidiaries, our cash flow and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from such nonguarantor subsidiaries. Any payment of dividends, distributions, loans or advances by our nonguarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our nonguarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries' earnings.

        Our subsidiaries are separate legal entities and, except for our guarantor subsidiaries, have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available for those amounts, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary.

Regulatory or market changes with respect to MTBE may materially reduce our sales and/or materially increase our costs.

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S. This business has been profitable to us over time, and future legislative or regulatory initiatives outside the U.S. restricting MTBE could materially adversely affect our ability to market and sell MTBE and our profitability. We have recently announced a joint venture with Sinopec involving the construction and operation of a PO/MTBE facility in China, which will further expose us to these risks.

        While we could use all or a portion of our precursor TBA to produce saleable products other than MTBE, this would require significant capital expenditures to modify our facilities. Moreover, the sale of other products would produce a lower level of cash flow than that historically produced from the sale of MTBE.

Regulatory requirements to reduce emissions of greenhouse gases could have an adverse effect on our results of operations.

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the European Union, continues in its third phase. The European Union parliament continues with a process to formalize "backloading"—the withholding of GHG allowances to prop up carbon prices. In addition, the European Union has recently announced its intention to cut GHG emissions to 40% below 1990 levels by 2040 and impose a 27% renewable energy requirement at the European Union level. Collectively, these actions may increase our operating costs. In the United States, California has commenced the first compliance period of its cap-and-trade program. Finally, China has launched four regional cap-and-trade programs that will ultimately serve as the backbone of a national cap-and-trade program. To the extent that these cap-and-trade programs impose compliance obligations upon our operations, they may increase our operating costs.

        Federal climate change legislation in the United States appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will continue to be led by the EPA's GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Expansions of our existing facilities or construction of new facilities may be subject to the CAA's Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and the collection and reporting of GHG data may increase our operational costs.

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

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or European Union emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital costs to modify operations as necessary to meet GHG emission limits and/or additional in energy costs, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our facilities and operations.

Our pension and postretirement benefit plan obligations are currently underfunded, and under certain circumstances we may have to significantly increase the level of cash funding to some or all of these plans, which would reduce the cash available for our business.

        We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans and will assume additional unfunded pension obligations as part of our announced acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

        Under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Pension Benefit Guaranty Corporation ("PBGC") has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding and, under certain circumstances, the liability could be senior to the notes.

RISKS RELATED TO OUR COMMON STOCK AND DEBT SECURITIES

Certain provisions contained in our certificate of incorporation and bylaws could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, limit your ability to sell our common stock at a price higher than the current market value.

        Certain provisions contained in our certificate of incorporation and bylaws, such as a classified board of directors, limitations on stockholder proposals at meetings of stockholders and the inability of stockholders to call special meetings and certain provisions of Delaware law, could make it more difficult for a third party to acquire control of our Company, even if some of our stockholders were to consider such a change of control to be beneficial. Our certificate of incorporation also authorizes our Board of Directors to issue preferred stock without stockholder approval. Therefore, our Board of Directors could elect to issue preferred stock that has special voting or other rights that could make it even more difficult for a third party to acquire us, which may reduce or eliminate your ability to sell our common stock at a price higher than the current market value.

The declaration of dividends by our Company is subject to the discretion of our Board of Directors and limitations under Delaware law, and there can be no assurance that we will continue to pay dividends.

        We have a history of paying quarterly dividends on our common stock. The declaration of dividends by our Company is subject to the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our financial results, expected liquidity and capital expenditure requirements, contractual, legal or regulatory restrictions on the payment of dividends, the effect on our debt ratings and such other factors as our Board of Directors may deem relevant, and we can provide no assurance that we will continue to pay dividends on our common stock. In addition, Delaware law contains certain restrictions on a company's ability to pay cash dividends and we can provide no assurance that those restrictions will not prevent us from paying a dividend in future periods.

We may purchase a portion of our debt securities, which could impact the market for our debt securities and likely would negatively affect our liquidity.

        Consistent with past practices, we may from time to time seek to repurchase or redeem our debt securities in open market purchases, privately negotiated transactions, tender offers, partial or full call for redemption or otherwise. Any such repurchases or redemptions and the timing and amount thereof would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Such transactions could negatively affect our liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this filing, we did not have any unresolved comments from the staff of the SEC.

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

Location	Business Segment	Description of Facility
Salt Lake City, Utah(1)	Corporate and other	Executive Offices
The Woodlands, Texas(1)	Various	Operating Headquarters, Global Technology Center and Accounting Shared Services Center
Kuala Lumpur, Malaysia	Various	Shared Services Center
Mumbai, India	Various	Technology Center and Accounting Shared Services Center
Sao Paulo, Brazil	Various	Accounting Shared Services Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethanes Systems House
Rotterdam, The Netherlands(1)	Polyurethanes and other various	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethanes Systems House and Accounting Shared Services Center
Caojing, China	Polyurethanes	MDI Finishing Facilities, Global Technology Center
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Deer Park, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Ternate, Italy	Polyurethanes	Polyurethane Systems House and Technology Center
Shanghai, China(1)	Polyurethanes	Polyurethane Systems House, Global Technology Center
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Canada(1)	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House

Location	Business Segment	Description of Facility
Dammam, Saudi Arabia(4)	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes and other various	Aniline and Nitrobenzene Manufacturing Facilities and Accounting Shared Services Center
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines, PO Manufacturing Facilities and Technology Center
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(5)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(6)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Lavera, France(1)	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Ankleshwar, India(1)	Performance Products	Surfactant/Amines Manufacturing Facility
Patrica/Frosinone, Italy	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Melbourne, Australia	Performance Products	Research Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain(7)	Advanced Materials	Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Chennai, India(1)(7)(8)	Advanced Materials	Formulating Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials, Polyurethanes and Textile Effects	Formulating Facility, Polyurethane Systems House and Chemicals Formulations Facility
Panyu, China(1)(9)	Advanced Materials and Textile Effects	Formulating and Synthesis Facility, Technology Center and Accounting Shared Services Center
Nanjing, China(1)	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Basel, Switzerland(1)(10)	Advanced Materials and Textile Effects	Technology Center
Langweid am Leich, Germany(1)	Textile Effects	Chemicals Synthesis and Textile Dyes and Chemicals Formulation Facility
Charlotte, North Carolina(1)	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Effects	Textiles Dyes Synthesis and Dyes and Chemicals Formulations Facility

Location	Business Segment	Description of Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Effects	Textile Dyes Synthesis and Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Effects and Polyurethanes	Textile Dyes and Chemicals Formulations Facility and Polyurethane Systems House
Qingdao, China	Textile Effects	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia(1)	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Istanbul, Turkey(1)	Textile Effects	Chemicals Formulations Facility
Karachi, Pakistan(1)	Textile Effects	Chemicals Formulations Facility
Gateway, Singapore(1)	Textile Effects and Performance Products	Textile Effects Headquarters and Performance Products Regional Headquarters
Wynyard, U.K.(1)	Pigments	Administrative Offices, Research Facility and Accounting Shared Services Center
Greatham, U.K.	Pigments	Titanium Dioxide Manufacturing Facility
Calais, France	Pigments	Titanium Dioxide Manufacturing Facility
Huelva, Spain	Pigments	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments	Titanium Dioxide Manufacturing Facility
Teluk Kalung, Malaysia	Pigments	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments	Titanium Dioxide Manufacturing Facility
Lake Charles, Louisiana(11)	Pigments	Titanium Dioxide Manufacturing Facility

(1)
Leased land and/or building.

(2)
The Geismar facility is owned as follows: we own 100% of the MDI, polyol and maleic anhydride facilities, and Rubicon LLC, a consolidated manufacturing joint venture with Chemtura Corporation in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Chemtura Corporation and our wholly-owned assets at Geismar.

(3)
35% interest in SLIC, our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies.

(4)
51%-owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.

(5)
50% interest in Arabian Amines Company, our consolidated manufacturing joint venture with the Zamil Group.

(6)
50% interest in Sasol-Huntsman, our consolidated manufacturing joint venture with Sasol.

(7)
The base liquid resins facilities in Chennai, India and Pamplona, Spain have ceased operations effective September 30, 2013 and October 22, 2013, respectively.

(8)
76%-owned consolidated manufacturing joint venture with Tamilnadu Petroproducts Limited.

(9)
95%-owned consolidated manufacturing joint venture with Guangdong Panyu Shilou Town Economic Development Co. Ltd.

(10)
The Textile Effects Textile Dyes facility has ceased operations effective October 1, 2013.

(11)
Owned by Louisiana Pigment Company, L.P., our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos.

ITEM 3.    LEGAL PROCEEDINGS

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

        Where a claimant's alleged exposure occurred prior to our ownership of the relevant "premises," the prior owners generally have contractually agreed to retain liability for, and to indemnify us against, asbestos exposure claims. This indemnification is not subject to any time or dollar amount limitations. Upon service of a complaint in one of these cases, we tender it to the prior owner. The prior owner accepts responsibility for the conduct of the defense of the cases and payment of any amounts due to the claimants. In our twenty-year experience with tendering these cases, we have not made any payment with respect to any tendered asbestos cases. We believe that the prior owners have the intention and ability to continue to honor their indemnity obligations, although we cannot assure you that they will continue to do so or that we will not be liable for these cases if they do not.

        The following table presents for the periods indicated certain information about cases for which service has been received that we have tendered to the indemnifying party, all of which have been accepted by the indemnifying party.

	Year ended December 31,
	2013	2012	2011
Unresolved at beginning of period	1,080	1,080	1,116
Tendered during period	6	3	10
Resolved during period(1)	13	3	46
Unresolved at end of period	1,073	1,080	1,080

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

        We have never made any payments with respect to these cases. As of December 31, 2013, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2013.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. However, we may be entitled to insurance or other recoveries in some of these cases. The following table presents for the periods indicated certain information about these cases.

Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31,
	2013	2012	2011
Unresolved at beginning of period	50	36	37
Filed during period	3	21	11
Resolved during period	5	7	12
Unresolved at end of period	48	50	36

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $45,000, $559,000 and $584,000 during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accrual of $356,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2013.

Antitrust Matters

        We have been named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other asserted co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter are DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from defendants (the "Direct Purchasers") since February 1, 2003. We and all other defendants settled the Direct Purchasers litigation and the court approved the settlement on December 13, 2013. We have paid the settlement in an amount immaterial to our combined financial statements.

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt-Out Litigation"). It is possible that additional claims will be filed by other Direct Purchasers who opted out of the class litigation.

        We have also been named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as the Direct Purchasers. The Opt-Out Litigation and Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product than it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $211 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $156 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million, and we have made no accrual with respect to this matter.

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

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the DOJ notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is information concerning our executive officers and significant employees as of the date of this report.

        Jon M. Huntsman, age 76, is the Executive Chairman of the Board of Directors of our Company. Prior to appointment as Executive Chairman effective February 2009, Mr. Huntsman served as Chairman of the Board of Directors of our Company, a position he had held since our Company was formed. Mr. Huntsman also serves on our Litigation Committee. He has been Chairman of the Board of all Huntsman companies since he founded his first plastics company in 1970. Mr. Huntsman served as Chief Executive Officer of our Company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top CEO. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the Chairman and Founder of the Huntsman Cancer Institute. Mr. Huntsman is the father of our Chief Executive Officer, Peter R. Huntsman, our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        Peter R. Huntsman, age 50, is President, Chief Executive Officer and a Director of our Company. Mr. Huntsman also serves on our Litigation Committee. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, and the brother of our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        J. Kimo Esplin, age 51, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as Chief Financial Officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        David M. Stryker, age 55, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

        Anthony P. Hankins, age 56, is Division President, Polyurethanes and Chief Executive Officer, Asia-Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia-Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme, age 57, is Division President, Textile Effects. Mr. Hulme was appointed to this position in February 2009. From June 2003 to February 2009, Mr. Hulme served as Division President, Materials and Effects. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        James H. Huntsman, age 43, is Division President, Advanced Materials. Mr. Huntsman was appointed to this position in July 2011. Prior to that time, Mr. Huntsman served as Vice President of Huntsman Advanced Materials, Americas Region since February 2009. From March 2006 to February 2009, Mr. Huntsman owned and managed a film production company based in Los Angeles, California. Prior to March 2006, he served as our Vice President, U.S. Base Chemicals and Polymers. Mr. Huntsman originally joined our Company in 1990 and has held numerous manufacturing and commercial roles of increasing responsibility within a number of divisions. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, the brother of our Chief Executive Officer, Peter R. Huntsman, and the brother of our director, Jon M. Huntsman, Jr.

        Stewart A. Monteith, age 57, is Division President, Performance Products. Mr. Monteith was appointed to this position in February 2011. Prior to that time, Mr. Monteith served as Vice President of the Performance Specialties Unit, a position he held since August 2003. He also served as Vice President for Global Markets and Business Development. Mr. Monteith joined Huntsman in 1994. Prior to joining Huntsman, Mr. Monteith held various positions with Texaco Chemical Company and Union Carbide.

        Simon Turner, age 50, is Division President, Pigments. Prior to his appointment to this position in November 2008, Mr. Turner served as Senior Vice President, Pigments since April 2008. From September 2004 to April 2008, Mr. Turner served as Vice President of Global Sales and from July 1999 to September 2004, he held positions including General Manager Co-Products and Director Supply Chain and Shared Services. Prior to joining Huntsman in July 1999, Mr. Turner held various positions with ICI.

        Ronald W. Gerrard, age 54, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. He also serves as our Corporate Sustainability Officer. From May 2004 to June 2009, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes segment. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes segment. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

        Brian V. Ridd, age 55, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        R. Wade Rogers, age 48, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human

Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

        Russ R. Stolle, age 51, is Senior Vice President and Deputy General Counsel. Mr. Stolle was appointed to this position in January 2010. From October 2006 to January 2010, Mr. Stolle served as our Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

        Randy W. Wright, age 55, is Vice President and Controller. Prior to his appointment to this position in February 2012, Mr. Wright served as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia-Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

        Kevin C. Hardman, age 50, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett, age 45, is Vice President, Planning and Treasurer. Mr. Heskett has held this position since December 2009. From September 2008 until October 2009, Mr. Heskett served as a Vice President at Boart Longyear Limited, a publicly-listed exploration drilling services and products company. Mr. Heskett previously served as Vice President, Corporate Development and Investor Relations for our Company from August 2004 until September 2008 and was appointed Vice President, Corporate Development in 2002. Mr. Heskett also served as Assistant Treasurer for our Company and several of our subsidiaries. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        Steven C. Jorgensen, age 45, is Vice President, Accounting Shared Services and Internal Controls effective February 17, 2012. Prior to his appointment to this position in February 2012, Mr. Jorgensen served as Vice President, Internal Controls and Internal Audit since May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a master's degree in accounting.

        Kurt D. Ogden, age 45, is Vice President, Investor Relations. Prior to his appointment to this position in February 2009, Mr. Ogden served as Director, Corporate Finance since October 2004. Prior to joining Huntsman in 2004, Mr. Ogden held various positions with Hillenbrand Industries, Pliant Corporation and Huntsman Chemical Corporation. Mr. Ogden is a Certified Public Accountant and holds a master's degree in business administration.

        Maria Csiba-Womersley, age 55, is Vice President and Chief Information Officer. Ms. Csiba-Womersley was appointed to this position effective September 2006. Ms. Csiba-Womersley served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersley was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersley joined Huntsman in 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 3, 2014, there were approximately 191 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $21.28 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2013
First Quarter	$19.51	$16.16
Second Quarter	20.14	16.02
Third Quarter	21.11	16.18
Fourth Quarter	24.74	20.53

Period	High	Low
2012
First Quarter	$14.92	$9.75
Second Quarter	15.98	11.51
Third Quarter	16.35	10.99
Fourth Quarter	17.17	14.18

DIVIDENDS

        During each quarter of 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders for a total of $120 million of cash dividends paid during 2013. During each quarter of 2012, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders for a total of $96 million of cash dividends paid during 2012. The payment of dividends is a business decision made by our Board of Directors from time to time based on our earnings, financial position and prospects, and such other considerations as our Board of Directors considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        See "Part III. Item 11. Executive Compensation" for information relating to our equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data set forth below presents our historical financial data as of and for the dates and periods indicated. You should read the selected financial data in conjunction with "—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes.

Huntsman Corporation

	Year ended December 31,
(in millions, except per share amounts)	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues	$11,079	$11,187	$11,221	$9,250	$7,665
Gross profit	1,753	2,034	1,840	1,461	1,078
Restructuring, impairment and plant closing costs	151	92	167	29	88
Operating income	510	845	606	410	13
(Expenses) income associated with the terminated merger and related litigation(a)	—	—	—	(4)	835
Income (loss) from continuing operations	154	378	251	(9)	125
(Loss) income from discontinued operations, net of tax(b)	(5)	(7)	(1)	42	(19)
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil(c)	—	2	4	(1)	6
Net income	149	373	254	32	112
Net income attributable to Huntsman Corporation	128	363	247	27	114
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.55	$1.55	$1.03	$(0.06)	$0.54
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	(0.02)	(0.03)	—	0.17	(0.08)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	—	0.01	0.01	—	0.03

Net income attributable to Huntsman Corporation common stockholders	$0.53	$1.53	$1.04	$0.11	$0.49

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.55	$1.53	$1.01	$(0.06)	$0.53
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(b)	(0.02)	(0.03)	—	0.17	(0.08)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(c)	—	0.01	0.01	—	0.03

Net income attributable to Huntsman Corporation common stockholders	$0.53	$1.51	$1.02	$0.11	$0.48

Other Data:
Depreciation and amortization	$448	$432	$439	$405	$442
Capital expenditures	471	412	330	236	189
Dividends per share	0.50	0.40	0.40	0.40	0.40
Balance Sheet Data (at period end):
Total assets	$9,188	$8,884	$8,657	$8,714	$8,626
Total debt	3,916	3,706	3,946	4,150	4,217
Total liabilities	7,059	6,988	6,881	6,864	6,761

(a)
In connection with a 2009 litigation settlement related to a terminated merger, we recognized a gain of $835 million in 2009 and related expenses of $4 million in 2010.

(b)
(Loss) income from discontinued operations represents the operating results, fire insurance settlement gains and loss on disposal of our former Australian styrenics business, our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. The U.S. base chemicals business was sold on November 5, 2007, the North American polymers business was sold on August 1, 2007, the European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005.

(c)
The extraordinary gain (loss) on the acquisition of a business relates to the June 30, 2006 acquisition of our Textile Effects segment. See "Note 3. Business Combinations and Dispositions—Textile Effects Acquisition" to our consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, epoxy-based polymer formulations, textile chemicals, dyes, maleic anhydride and titanium dioxide. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "Part I. Item 2. Properties" above, which are located in 30 countries. We employed approximately 12,000 associates worldwide at December 31, 2013.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces inorganic chemical products. In a series of transactions beginning in 2006, we have sold or shutdown substantially all of our former Australian styrenics operations and our North American polymers and base chemicals operations. We report the results from these businesses as discontinued operations.

        Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of our products for other materials across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, driven largely by Asia, has in recent years resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI. MDI does, however, experience some seasonality in its sales reflecting its exposure to seasonal construction related end markets. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP as overall demand is significantly influenced by new product and application development. Demand for most of our performance intermediates has grown in line with GDP growth. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, given its dependence on the UPR market, which is influenced by construction end markets, maleic anhydride demand can be cyclical.

        Demand in our Textile Effects segment is driven primarily by consumer activity. Consumer spending for goods incorporating our Textile Effects products is impacted significantly by a wide range of economic factors, including personal incomes, housing and energy prices and other highly volatile factors. Accordingly, demand for our Textile Effects products has been volatile and appears likely to remain volatile.

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

        On September 17, 2013, we entered into a definitive agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. for approximately $1.1 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014.

        For further information regarding sales price and demand trends, see "Results of Operations—Segment Analysis—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012" and the tables captioned "Year ended December 31, 2013 vs. 2012, Period-Over-Period Increase (Decrease)" and "Fourth Quarter 2013 vs. Third Quarter 2013, Period-Over-Period Increase (Decrease)" below.

OUTLOOK

        We expect to close on the acquisition of Rockwood Holdings, Inc.'s Performance Additives and Titanium Dioxide businesses during the first half of 2014 and remain confident in our ability to deliver significant synergies.

        We continue to see the benefit of our ongoing restructuring efforts and we believe that these efforts will yield significant future annual EBITDA benefits. We are investing for long term growth and are progressing well with the previously disclosed projects that we believe will yield significant future annual EBITDA benefits.

Polyurethanes:

  •
  MDI demand strong in U.S. and Asia, modest in Europe

  •
  Improving sales price leverage

  •
  Higher raw material costs (notably benzene)

Performance Products:

  •
  Improving amines sales volumes and margins

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Increased margin pressure on European home and personal care surfactants, full European restructuring benefits in 2015

Advanced Materials:

  •
  Restructuring benefit

  •
  Strong aerospace market

  •
  Weak base liquid resin epoxy market

Textile Effects:

  •
  Reorganization and restructuring benefit

  •
  Continued growth in key countries above underlying market demand

  •
  Higher raw materials costs

Pigments:

  •
  Favorable ilmenite raw material advantage versus traditional chloride ores

  •
  Improving sales volumes and selling prices

  •
  Agreement for strategic acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc.

        We expect to spend approximately $500 million in 2014 on capital expenditures, net of reimbursements, for growth initiatives and maintenance, excluding any amounts associated with the planned acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc.

        We expect our full year 2014 adjusted effective tax rate to be approximately 35%, excluding the impact of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. We believe our long-term effective income tax rate will be approximately 30%.

RECENT DEVELOPMENTS

        For a discussion of recent developments, see "Part I. Item 1. Business—Recent Developments" above.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 (dollars in millions, except per share amounts).

Huntsman Corporation

				Percent Change
	Year ended December 31,
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
Revenues	$11,079	$11,187	$11,221	(1)%	—
Cost of goods sold	9,326	9,153	9,381	2%	(2)%

Gross profit	1,753	2,034	1,840	(14)%	11%
Operating expenses	1,092	1,097	1,067	—	3%
Restructuring, impairment and plant closing costs	151	92	167	64%	(45)%

Operating income	510	845	606	(40)%	39%
Interest expense, net	(190)	(226)	(249)	(16)%	(9)%
Equity in income of investment in unconsolidated affiliates	8	7	8	14%	(13)%
Loss on early extinguishment of debt	(51)	(80)	(7)	(36)%	NM
Other income	2	1	2	100%	(50)%

Income from continuing operations before income taxes	279	547	360	(49)%	52%
Income tax expense	(125)	(169)	(109)	(26)%	55%

Income from continuing operations	154	378	251	(59)%	51%
Loss from discontinued operations, net of tax	(5)	(7)	(1)	(29)%	600%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	2	4	NM	(50)%

Net income	149	373	254	(60)%	47%
Net income attributable to noncontrolling interests	(21)	(10)	(7)	110%	43%

Net income attributable to Huntsman Corporation	128	363	247	(65)%	47%
Interest expense, net	190	226	249	(16)%	(9)%
Income tax expense from continuing operations	125	169	109	(26)%	55%
Income tax benefit from discontinued operations	(2)	(3)	(5)	(33)%	(40)%
Depreciation and amortization	448	432	439	4%	(2)%

EBITDA(1)	$889	$1,187	$1,039	(25)%	14%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$889	$1,187	$1,039
Acquisition expenses and purchase accounting inventory adjustments	21	5	5
Loss (gain) on initial consolidation of subsidiaries	—	4	(12)
EBITDA from discontinued operations	5	5	6
Gain on disposition of businesses/assets	—	(3)	(40)
Loss on early extinguishment of debt	51	80	7
Extraordinary gain on the acquisition of a business	—	(2)	(4)
Certain legal settlements and related expenses	9	11	46
Amortization of pension and postretirement actuarial losses	74	43	31
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	2	38	—
Performance Products	18	1	—
Advanced Materials	34	38	20
Textile Effects	87	26	135
Pigments	4	4	10
Corporate and other	19	2	2

Total restructuring, impairment and plant closing and transition costs(3)	164	109	167

Adjusted EBITDA(1)	$1,213	$1,439	$1,245

Net cash provided by operating activities	$708	$774	$365	(9)%	112%
Net cash used in investing activities	(566)	(471)	(280)	20%	68%
Net cash used in financing activities	(6)	(473)	(490)	(99)%	(3)%

Huntsman International

				Percent Change
	Year ended December 31,
				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011
Revenues	$11,079	$11,187	$11,221	(1)%	—
Cost of goods sold	9,309	9,146	9,363	2%	(2)%

Gross profit	1,770	2,041	1,858	(13)%	10%
Operating expenses	1,086	1,080	1,062	1%	2%
Restructuring, impairment and plant closing costs	151	92	167	64%	(45)%

Operating income	533	869	629	(39)%	38%
Interest expense, net	(203)	(238)	(262)	(15)%	(9)%
Equity in income of investment in unconsolidated affiliates	8	7	8	14%	(13)%
Loss on early extinguishment of debt	(51)	(80)	(7)	(36)%	NM
Other income	2	1	2	100%	(50)%

Income from continuing operations before income taxes	289	559	370	(48)%	51%
Income tax expense	(137)	(179)	(113)	(23)%	58%

Income from continuing operations	152	380	257	(60)%	48%
Loss from discontinued operations, net of tax	(5)	(7)	(1)	(29)%	600%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	2	4	NM	(50)%

Net income	147	375	260	(61)%	44%
Net income attributable to noncontrolling interests	(21)	(10)	(7)	110%	43%

Net income attributable to Huntsman International LLC	126	365	253	(65)%	44%
Interest expense, net	203	238	262	(15)%	(9)%
Income tax expense from continuing operations	137	179	113	(23)%	58%
Income tax benefit from discontinued operations	(2)	(3)	(5)	(33)%	(40)%
Depreciation and amortization	424	408	416	4%	(2)%

EBITDA(1)	$888	$1,187	$1,039	(25)%	14%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$888	$1,187	$1,039
Acquisition expenses and purchase accounting inventory adjustments	21	5	5
Loss (gain) on initial consolidation of subsidiaries	—	4	(12)
EBITDA from discontinued operations	5	5	6
Gain on disposition of businesses/assets	—	(3)	(40)
Loss on early extinguishment of debt	51	80	7
Extraordinary gain on the acquisition of a business	—	(2)	(4)
Certain legal settlements and related expenses	9	11	46
Amortization of pension and postretirement actuarial losses	80	48	36
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	2	38	—
Performance Products	18	1	—
Advanced Materials	34	38	20
Textile Effects	87	26	135
Pigments	4	4	10
Corporate and other	19	2	2

Total restructuring, impairment and plant closing and transition costs(3)	164	109	167

Adjusted EBITDA(1)	$1,218	$1,444	$1,250

Net cash provided by operating activities	$734	$860	$432	(15)%	99%
Net cash used in investing activities	(614)	(578)	(337)	6%	72%
Net cash provided by (used in) financing activities	188	(306)	(418)	NM	(27)%

Huntsman Corporation

	Year ended December 31,
	2013	2012	2011
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman Corporation	$128	$363	$247
Acquisition expenses and purchase accounting inventory adjustments, net of tax of $(5), $(1) and $(1) in 2013, 2012 and 2011, respectively	16	4	4
Loss (gain) on initial consolidation of subsidiaries, net of tax of nil, nil and $2 in 2013, 2012 and 2011, respectively	—	4	(10)
Loss from discontinued operations, net of tax of $(2), $(3) and $(5) in 2013, 2012 and 2011, respectively	5	7	1
Discount amortization on settlement financing, net of tax of $(3), $(11) and $(10) in 2013, 2012 and 2011, respectively	6	20	18
Gain on disposition of businesses/assets, net of tax of nil, nil and $3 in 2013, 2012 and 2011, respectively	—	(3)	(37)
Loss on early extinguishment of debt, net of tax of $(19), $(29) and $(3) in 2013, 2012 and 2011, respectively	32	51	4
Extraordinary gain on the acquisition of a business, net of tax of nil for 2013, 2012 and 2011 each	—	(2)	(4)
Certain legal settlements and related expenses, net of tax of $(2), $(4) and $(17) in 2013, 2012 and 2011, respectively	7	7	29
Amortization of pension and postretirement actuarial losses, net of tax of $(20), $(8) and $(7) in 2013, 2012 and 2011, respectively	54	35	24
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(22), $(18) and $(11) in 2013, 2012 and 2011, respectively	142	91	156

Adjusted net income(2)	$390	$577	$432

Weighted average shares-basic	239.7	237.6	237.6
Weighted average shares-diluted	242.4	240.6	241.7
Net income per share:
Basic	$0.53	$1.53	$1.04
Diluted	0.53	1.51	1.02
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$1.63	$2.43	$1.82
Diluted	1.61	2.40	1.79

Huntsman International

	Year ended December 31,
	2013	2012	2011
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman International	$126	$365	$253
Acquisition expenses and purchase accounting inventory adjustments, net of tax of $(5), $(1) and $(1) in 2013, 2012 and 2011, respectively	16	4	4
Loss (gain) on initial consolidation of subsidiaries, net of tax of nil, nil and $2 in 2013, 2012 and 2011, respectively	—	4	(10)
Loss from discontinued operations, net of tax of $(2), $(3) and $(5) in 2013, 2012 and 2011, respectively	5	7	1
Discount amortization on settlement financing, net of tax of $(3), $(11) and $(10) in 2013, 2012 and 2011, respectively	6	20	18
Gain on disposition of businesses/assets, net of tax of nil, nil and $3 in 2013, 2012 and 2011, respectively	—	(3)	(37)
Loss on early extinguishment of debt, net of tax of $(19), $(29) and $(3) in 2013, 2012 and 2011, respectively	32	51	4
Extraordinary gain on the acquisition of a business, net of tax of nil for 2013, 2012 and 2011 each	—	(2)	(4)
Certain legal settlements and related expenses, net of tax of $(2), $(4) and $(17) in 2013, 2012 and 2011, respectively	7	7	29
Amortization of pension and postretirement actuarial losses, net of tax of $(21), $(9) and $(8) in 2013, 2012 and 2011, respectively	59	39	28
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(22), $(18) and $(11) in 2013, 2012 and 2011, respectively	142	91	156

Adjusted net income(2)	$393	$583	$442

NM—Not meaningful

(1)
EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Because EBITDA excludes these items, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition expenses and purchase accounting inventory adjustments; (b) loss (gain) on initial consolidation of subsidiaries; (c) EBITDA from discontinued operations; (d) gain on disposition of businesses/assets; (e) loss on early extinguishment of debt; (f) extraordinary gain on the acquisition of a business; (g) certain legal settlements and related expenses; (h) amortization of pension and postretirement actuarial losses; and (i) restructuring, impairment, plant closing and transition costs. We believe that net income attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and adjusted EBITDA.

We believe that EBITDA and adjusted EBITDA supplement an investor's understanding of our financial performance. However, these measures should not be considered in isolation or viewed as substitutes for net income attributable to Huntsman Corporation or Huntsman International, as appropriate, or other measures of performance determined in accordance with GAAP. Moreover, EBITDA and adjusted EBITDA as used herein are not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation. Our management believes these measures are useful to compare general operating performance from period to period and to make certain related management decisions. EBITDA and adjusted EBITDA are also used by securities analysts, lenders and others in their evaluation of different companies because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

  Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA and adjusted EBITDA in the evaluation of our Company as compared to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, which reflects overall financial performance. For example, we have borrowed money in order to finance our operations and interest expense is a necessary element of our costs and ability to generate revenue. Our management compensates for the limitations of using EBITDA and adjusted EBITDA by using these measures to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than GAAP results alone.

  In addition to the limitations noted above, adjusted EBITDA excludes items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods because certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to ongoing operating results or trends and certain excluded items, while potentially recurring in future periods, may not be indicative of future results. For example, while EBITDA from discontinued operations is a recurring item, it is not indicative of ongoing operating results and trends or future results.

  Beginning in 2013, we began to exclude the amortization of actuarial gains and losses associated with pension and postretirement benefits from adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. The amortization of actuarial gains and losses associated with pension and postretirement benefits arises from changes in actuarial assumptions and the difference between actual and expected returns on plan assets, and not from our normal, or "core," operations. There is diversity in accounting for these actuarial gains and losses within our industry, and we believe that removing these gains and losses provides management and investors greater transparency into the operational results of our businesses and enhances period-over-period comparability. The service cost, amortization of prior service cost (benefit), interest cost and expected return on plan assets components of our periodic pension and postretirement benefit costs (income) will continue to be included in adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) attributable to Huntsman Corporation and adjusted diluted income (loss) per share. Included within adjusted EBITDA for Huntsman Corporation and Huntsman International for 2013, 2012 and 2011 are pension and postretirement benefit expenses of $28 million, $23 million and $38 million, respectively, including expected returns on plan assets of $166 million, $173 million and $178 million, respectively. The amounts for prior periods have been recast to conform to the current presentation.

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition expenses and purchase accounting inventory adjustments; (b) loss (gain) on initial consolidation of subsidiaries; (c) loss from discontinued operations; (d) discount amortization on settlement financing; (e) gain on disposition of businesses/assets; (f) loss on early extinguishment of debt; (g) extraordinary gain on the acquisition of a business; (h) certain legal settlements and related expenses; (i) amortization of pension and postretirement actuarial losses; and (j) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted adjusted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income and adjusted income per share amounts are presented solely as supplemental disclosures to net income applicable to Huntsman Corporation or Huntsman International, as appropriate, and income per share because we believe that these measures are indicative of our operating performance. These measures are also used by securities analysts, lenders and others in their evaluation of different companies because they exclude certain items that can vary widely across different industries or among companies within the same industry. Nevertheless, our management recognizes that there are material limitations associated with the use of adjusted net income and adjusted income per share in the evaluation of our Company as compared to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, which reflects overall financial performance For example, adjusted net income and adjusted income per share exclude items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods because certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to current operating results or trends and certain excluded items, while potentially recurring in future periods, may not be indicative of future results. For example, while loss (gain) from discontinued operations is a recurring item, it is not indicative of ongoing operating results and trends or future results.

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

(3)
Includes cost associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our consolidated statements of operations.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

        For the year ended December 31, 2013, the net income attributable to Huntsman Corporation was $128 million on revenues of $11,079 million, compared with net income attributable to Huntsman Corporation of $363 million on revenues of $11,187 million for 2012. For the year ended December 31, 2013, the net income attributable to Huntsman International was $126 million on revenues of $11,079 million, compared with net income attributable to Huntsman International of $365 million on revenues of $11,187 million for 2012. The decrease of $235 million in net income attributable to Huntsman Corporation and the decrease of $239 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for 2013 decreased by $108 million, or 1%, as compared with 2012. The decrease was due principally to lower average selling prices in our Pigments segment and lower sales volumes in our Performance Products and Advanced Materials segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2013 decreased by $281 million and $271 million, respectively, or 14% and 13%, respectively, as compared with 2012. The decrease resulted from lower gross margins in our Polyurethanes and Pigments segments. See "—Segment Analysis" below.

  •
  Restructuring, impairment and plant closing costs for 2013 increased to $151 million from $92 million in 2012. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense and the net interest expense of Huntsman International for 2013 decreased by $36 million and $35 million, respectively, or 16% and 15%, respectively, as compared with 2012. The decrease was due primarily to the reduction in noncash interest expense resulting from the repayment of our 5.50% senior notes due 2016 ("2016 Senior Notes") in 2012 and 2013.

  •
  Loss on early extinguishment of debt for 2013 decreased to $51 million from $80 million in 2012. In 2012, we recorded a loss on early extinguishment of debt of $80 million primarily from the repurchase of a portion of our 2016 Senior Notes. In 2013, we recorded a loss on early extinguishment of debt of $34 million primarily from the repurchase of the remainder of our 2016 Senior Notes and $17 million primarily related to the repayment of our term loan C Facility ("Term Loan C"). For more information, see "Note 13. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

  •
  Our income tax expense decreased by $44 million to an expense of $125 million for 2013 as compared with an expense of $169 million for 2012. Huntsman International's income tax expense decreased by $42 million to an expense of $137 million for 2013 as compared with an expense of $179 million for 2012. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our 2013 effective tax rate is significantly impacted by losses in tax jurisdictions where we have a full valuation allowance. For more information, see "Note 17. Income Taxes" to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2013	2012
Revenues
Polyurethanes	$4,964	$4,894	1%
Performance Products	3,019	3,065	(2)%
Advanced Materials	1,267	1,325	(4)%
Textile Effects	811	752	8%
Pigments	1,269	1,436	(12)%
Eliminations	(251)	(285)	12%

Total	$11,079	$11,187	(1)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$696	$726	(4)%
Performance Products	372	360	3%
Advanced Materials	86	54	59%
Textile Effects	(78)	(49)	(59)%
Pigments	79	352	(78)%
Corporate and other	(261)	(251)	(4)%

Subtotal	894	1,192	(25)%
Discontinued Operations	(5)	(5)	—

Total	$889	$1,187	(25)%

Huntsman International
Segment EBITDA
Polyurethanes	$696	$726	(4)%
Performance Products	372	360	3%
Advanced Materials	86	54	59%
Textile Effects	(78)	(49)	(59)%
Pigments	79	352	(78)%
Corporate and other	(262)	(251)	(4)%

Subtotal	893	1,192	(25)%
Discontinued Operations	(5)	(5)	—

Total	$888	$1,187	(25)%

	Year ended December 31, 2013 vs. 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(1)%	1%	—	1%
Performance Products	2%	—	(2)%	(2)%
Advanced Materials	4%	(1)%	3%	(10)%
Textile Effects	3%	(1)%	—	6%
Pigments	(23)%	1%	—	10%
Total Company	(2)%	—	—	1%

	Fourth Quarter 2013 vs. Third Quarter 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(2)%	1%	2%	(7)%
Performance Products	(1)%	1%	(1)%	(4)%
Advanced Materials	(1)%	1%	4%	(7)%
Textile Effects	4%	1%	—	1%
Pigments	(1)%	1%	1%	(6)%
Total Company	—	1%	(1)%	(5)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

NM—Not Meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for 2013 compared to 2012 was primarily due to higher sales volumes. MDI sales volumes increased in the Americas and Asia Pacific regions, partially offset by lower volumes in the European region. European sales volumes were lower primarily as a result of a force majeure event that caused an extended outage at our Rotterdam, The Netherlands' MDI facility in the second quarter of 2013. PO/MTBE sales volumes decreased due to weaker market demand. MDI average selling prices increased in all regions primarily in response to higher raw material costs, offset by a decrease in PO/MTBE average selling prices primarily due to less favorable market conditions. The 2013 decrease in segment EBITDA was primarily due to lower PO/MTBE earnings (in 2012, first and third quarter EBITDA benefited from industry supply outages) and lower MDI margins in the European region as a result of the Rotterdam MDI facility outage during the second quarter of 2013, partially offset by increased MDI margins in the Americas and Asia Pacific regions. During 2013 and 2012, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $2 million and $38 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Performance Products

        The decrease in revenues in our Performance Products segment for 2013 compared to 2012 was primarily due to lower sales volumes. The decrease in sales volumes resulted from the impact of the scheduled maintenance on our olefins and ethylene oxide facilities in Port Neches, Texas in the first quarter of 2013, which more than offset increases in amines and maleic anhydride sales volumes. Excluding the impact of this scheduled maintenance, sales volumes would have increased by approximately 4%. Average selling prices increased in amines and maleic anhydride offset by the mix effect of a higher level of toll business in 2013. The increase in segment EBITDA was primarily due to improved sales volumes and margins in maleic anhydride and amines, partially offset by the impact of our scheduled maintenance, estimated at $55 million, and higher restructuring, impairment and plant closing costs. During 2013 and 2012, our Performance Products segment recorded restructuring, impairment and plant closing costs of $18 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for 2013 compared to 2012 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased in our base resins business in all regions due to reduced available output which resulted from the permanent closure of some production lines and over supply. In our specialty component business, sales volumes decreased in all regions in the coatings and construction and wind markets, offset in part by higher sales volumes in the aerospace markets in the Americas and European regions. Sales volumes also decreased in our formulations business in the Americas and European regions, primarily in the wind and electrical and electronics markets, offset in part by higher sales volumes in the Asia Pacific region marine market and in the Africa Middle East region electrical and electronics market. Average selling prices increased in the European region, primarily in response to higher raw material costs and increased focus on higher value component and formulations sales, partially offset by decreases in average selling prices in our Asia Pacific formulations business and in our Americas base resins business due to increased competition. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing costs and lower selling, general and administrative costs as a result of recent restructuring efforts, partially offset by lower sales volumes and lower margins. During 2013 and 2012, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $34 million and $38 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Textile Effects

        The increase in revenues in our Textile Effects segment for 2013 compared to 2012 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to increased market share in key countries. Average selling prices increased primarily in response to higher raw material costs, offset in part by the strength of the U.S. dollar against major international currencies. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing and transition costs and higher raw material costs, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts and higher sales volumes. During 2013 and 2012, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $87 million and $26 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Pigments

        The decrease in revenues in our Pigments segment for 2013 compared to 2012 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions of the world primarily as a result of high industry inventory levels. Sales volumes increased in all regions primarily due to higher end-use demand. The decrease in segment EBITDA was primarily due to lower margins, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts. During 2013 and 2012, our Pigments segment recorded restructuring, impairment and plant closing costs of $4 million each. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, last-in first-out ("LIFO") inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For 2013, EBITDA from Corporate and other for Huntsman Corporation decreased by $10 million to a loss of $261 million from a loss of $251 million for 2012. For 2013, EBITDA from Corporate and other for Huntsman International decreased by $11 million to a loss of $262 million from a loss of $251 million for 2012. The decrease in EBITDA from Corporate and other resulted primarily from a $17 million decrease in income from benzene sales ($7 million of loss in 2013 compared to $10 million of income in 2012), a $13 million decrease in LIFO inventory valuation income ($1 million of income in 2013 compared to $14 million of income in 2012) and a $17 million increase in restructuring, impairment and plant closing costs ($19 million of expense in 2013 compared to $2 million of expense in 2012). For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements. The decrease in EBITDA was partially offset by a decrease in incentive compensation of $6 million and a decrease in loss on early extinguishment of debt of $29 million ($51 million of loss in 2013 compared to $80 million of loss in 2012). For more information regarding the loss on early extinguishment of debt, see "Note 13. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

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

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

        For the year ended December 31, 2012, net income attributable to Huntsman Corporation was $363 million on revenues of $11,187 million, compared with net income attributable to Huntsman Corporation of $247 million on revenues of $11,221 million for 2011. For the year ended December 31, 2012, net income attributable to Huntsman International was $365 million on revenues of $11,187 million, compared with net income attributable to Huntsman International of $253 million on revenues of $11,221 million for 2011. The increase of $116 million in net income attributable to

Huntsman Corporation and the increase of $112 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for 2012 decreased by $34 million, or less than one percent, as compared with 2011. The decrease was due principally to lower average selling prices in our Performance Products and Advanced Materials segments and lower sales volumes in our Performance Products and Pigments segments, offset by higher average selling prices in our Polyurethanes and Pigments segments and higher sales volumes in our Polyurethanes, Advanced Materials and Textile Effects segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2012 increased by $194 million and $183 million, or 11% and 10%, respectively, as compared with 2011. The increase resulted from higher gross margins in our Polyurethanes and Textile Effects segments, offset in part by lower margins in our other segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for 2012 increased by $30 million and $18 million, or 3% and 2%, respectively, as compared with 2011. Increases in operating expenses in 2012 were primarily due to a $4 million loss recognized in 2012 in connection with our acquisition of the remaining 55% ownership interest in International Polyurethane Investments B.V. (the "Russian Systems House Acquisition"), a $34 million gain recognized in 2011 on the sale of our Stereolithography resin and Digitalis® machine manufacturing businesses and a $12 million gain on the consolidation of our Sasol-Huntsman joint venture recognized in 2011, offset in part by decreases in operating expenses primarily due to the impact of translating foreign currency amounts to the U.S. dollar and a $35 million decrease in costs related to legal claims in 2012.

  •
  Restructuring, impairment and plant closing costs for 2012 decreased to $92 million from $167 million in 2011. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our net interest expense and the net interest expense of Huntsman International for 2012 decreased by $23 million and $24 million, respectively, or 9% each, as compared with 2011. The decrease is due principally to lower average debt balances.

  •
  Our loss on early extinguishment of debt for 2012 increased to $80 million from $7 million in 2011 as a result of higher net repayments of indebtedness in 2012 as compared to 2011. In 2012, we recorded a loss on early extinguishment of debt of $80 million primarily from the repurchase of a portion of our 2016 Senior Notes. For more information, see "Note 13. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

  •
  Our income tax expense increased by $60 million to an expense of $169 million for 2012 as compared with an expense of $109 million for 2011. Huntsman International's income tax expense increased by $66 million to an expense of $179 million for 2012 as compared with an expense of $113 million for 2011. Our and Huntsman International's tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Our and Huntsman International's increase in tax expense was due primarily to higher pre-tax earnings. For more information, see "Note 17. Income Taxes" to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2012	2011
Revenues
Polyurethanes	$4,894	$4,434	10%
Performance Products	3,065	3,301	(7)%
Advanced Materials	1,325	1,372	(3)%
Textile Effects	752	737	2%
Pigments	1,436	1,642	(13)%
Eliminations	(285)	(265)	(8)%

Total	$11,187	$11,221	—

Huntsman Corporation
Segment EBITDA
Polyurethanes	$726	$469	55%
Performance Products	360	385	(6)%
Advanced Materials	54	125	(57)%
Textile Effects	(49)	(199)	75%
Pigments	352	501	(30)%
Corporate and other	(251)	(236)	(6)%

Subtotal	1,192	1,045	14%
Discontinued Operations	(5)	(6)	17%

Total	$1,187	$1,039	14%

Huntsman International
Segment EBITDA
Polyurethanes	$726	$469	55%
Performance Products	360	385	(6)%
Advanced Materials	54	125	(57)%
Textile Effects	(49)	(199)	75%
Pigments	352	501	(30)%
Corporate and other	(251)	(236)	(6)%

Subtotal	1,192	1,045	14%
Discontinued Operations	(5)	(6)	17%

Total	$1,187	$1,039	14%

	Year ended December 31, 2012 vs. 2011
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	4%	(2)%	—	8%
Performance Products	(3)%	(3)%	2%	(3)%
Advanced Materials	(6)%	(4)%	—	7%
Textile Effects	—	(4)%	(1)%	7%
Pigments	14%	(5)%	—	(22)%
Total Company	2%	(3)%	1%	—

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

NM—Not Meaningful

Polyurethanes

        The increase in revenues in our Polyurethanes segment for 2012 compared to 2011 was due to higher sales volumes and higher average selling prices, partially offset by the strength of the U.S. dollar against the euro. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes increased due to strong demand. MDI average selling prices increased in all regions, partially offset by the strength of the U.S. dollar against the euro. PO/MTBE average selling prices increased primarily due to favorable market conditions. The increase in segment EBITDA was primarily due to higher margins and higher sales volumes, partially offset by higher restructuring, impairment and plant closing costs. During 2012 and 2011, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $38 million and nil, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Performance Products

        The decrease in revenues in our Performance Products segment for 2012 compared to 2011 was primarily due to lower average selling prices and lower sales volumes. Average selling prices decreased across almost all businesses primarily in response to lower raw material costs and the strength of the U.S. dollar against major international currencies. Sales volumes decreased primarily due to a shift to tolling arrangements. The decrease in segment EBITDA was primarily due to lower sales volumes and higher operating expenses. In addition, in 2011 we recorded a gain of $12 million in connection with the consolidation of our Sasol-Huntsman joint venture.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for 2012 compared to 2011 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions and across most markets in response to competitive market pressure, lower raw material costs in most regions and the strength of the U.S. dollar against major international currencies. Sales volumes increased across most regions, primarily due to stronger global demand in our base resins business, while sales volumes in the Asia-Pacific region decreased due to lower demand in the wind energy, electrical engineering and electronics markets. The decrease in segment EBITDA was primarily due to higher restructuring and impairment costs and lower margins due in part to the change in sales mix from increased base resin sales volumes, partially offset by lower selling, general and administrative costs as a result of recent restructuring efforts. During 2012 and 2011, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $38 million and $20 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Textile Effects

        The increase in revenues in our Textile Effects segment for 2012 compared to 2011 was primarily due to higher sales volumes, partially offset by the strength of the U.S. dollar against major international currencies. Sales volumes increased due to increased market share in key markets. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing and transition costs and lower manufacturing and selling, general and administrative costs as a result of recent restructuring efforts, partially offset by lower margins. During 2012 and 2011, our Textile Effects segment recorded restructuring, impairment and plant closing costs of $9 million and $135 million, respectively, and expenses for the transition of production from Basel, Switzerland to a tolling facility of $17 million and nil, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Pigments

        The decrease in revenues in our Pigments segment for 2012 compared to 2011 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower global demand. Average selling prices increased in all regions of the world primarily in response to higher raw material costs, partially offset by the strength of the U.S. dollar against major international currencies. The decrease in segment EBITDA was primarily due to lower margins and lower sales volumes. During 2012 and 2011, our Pigments segment recorded restructuring, impairment and plant closing costs of $4 million and $10 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For 2012, EBITDA from Corporate and other decreased by $15 million to a loss of $251 million from a loss of $236 million for 2011. The decrease in EBITDA from Corporate and other was primarily the result of an increase in loss on early extinguishment of debt of $73 million ($80 million of loss in 2012 compared to $7 million of loss in 2011). For more information regarding the loss on early extinguishment of debt, see "Note 13. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. The decrease was also due to higher incentive compensation costs of $19 million and a decrease in unallocated foreign exchange gains of $9 million ($2 million gain in 2012 compared to $11 million gain in 2011). The decrease in EBITDA was partially offset by a decrease in legal settlements of $39 million ($1 million in 2012 compared to $40 million in 2011), an increase in LIFO inventory valuation income of $35 million ($14 million of income in 2012 compared to $21 million of expense in 2011) and an increase of $15 million in income from benzene sales ($10 million of income in 2012 compared to $5 million of loss in 2011).

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The EBITDA of these former businesses are included in discontinued operations for all periods presented. The loss from discontinued operations represents the operating results, legal costs, restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses. The decrease in loss from discontinued operations, net of tax, resulted primarily from higher legal costs in 2011.

Liquidity and Capital Resources

        The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows for Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Net cash provided by operating activities for 2013 and 2012 was $708 million and $774 million, respectively. The decrease in net cash provided by operating activities during year ended December 31, 2013 compared with the same period in 2012 was primarily attributable to a decrease in operating income as described in "—Results of Operations" above, offset in part by a $123 million favorable variance in operating assets and liabilities for 2013 as compared with 2012.

        Net cash used in investing activities for 2013 and 2012 was $566 million and $471 million, respectively. During 2013 and 2012, we paid $471 million and $412 million, respectively, for capital expenditures. During 2013 and 2012, we made investments in Louisiana Pigment Company, L.P. of $60 million and $100 million, respectively, and in our Nanjing Jinling joint venture of $37 million and $24 million, respectively, and received dividends from our unconsolidated joint ventures, Louisiana Pigment Company, L.P. and BASF Huntsman Shanghai Isocyanate Investment B.V., of $71 million and $82 million, respectively. During 2013 and 2012, we paid $66 million and $18 million, respectively, for the acquisitions of businesses.

        Net cash used in financing activities for 2013 and 2012 was $6 million and $473 million, respectively. The decrease in net cash used in financing activities was primarily due to lower net repayments of debt during 2013 as compared to 2012, offset in part by an increase in dividends paid to common stockholders.

Cash Flows for Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Net cash provided by operating activities for 2012 and 2011 was $774 million and $365 million, respectively. The increase in net cash provided by operating activities during 2012 compared to 2011 was primarily attributable to an increase in operating income as described in "—Results of Operations" above and to a $179 million favorable variance in operating assets and liabilities for 2012 as compared with 2011.

        Net cash used in investing activities for 2012 and 2011 was $471 million and $280 million, respectively. During 2012 and 2011, we paid $412 million and $327 million, respectively, for capital expenditures, net of reimbursements. During 2012, we paid €13 million (approximately $16 million) for the Russian Systems House Acquisition. During 2011, we paid $34 million, net of cash acquired, for our acquisition of the chemical business of Laffans Petrochemical Limited and the acquisition of an MDI-based polyurethanes systems house in Istanbul, Turkey. On April 1, 2011, we began consolidating our Sasol-Huntsman joint venture and assumed its cash balance of $28 million. During 2011, we sold businesses and assets for $48 million, including the sale of our former stereolithography resin and

Digitalis® machine manufacturing businesses for $41 million. During 2012 and 2011, we made investments in Louisiana Pigment Company, L.P. of $100 million and $26 million, respectively, and received dividends from our unconsolidated joint ventures, Louisiana Pigment Company, L.P. and BASF Huntsman Shanghai Isocyanate Investment B.V., of $82 million and $32 million, respectively. Additionally during 2012, we made investments in our Nanjing Jinling joint venture of $24 million.

        Net cash used in financing activities for 2012 and 2011 was $473 million and $490 million, respectively. The decrease in net cash used in financing activities was primarily due to the repurchase of $50 million of common stock in 2011, offset in part by higher net repayments of debt in 2012 as compared to 2011.

        During 2012, we issued $400 million aggregate principal amount of 4.875% senior notes due 2020 ("2020 Senior Notes") and used the net proceeds to redeem a portion of our 2016 Senior Notes. Additionally, during 2012 we repaid $139 million on our senior secured credit facilities ("Senior Credit Facilities"). For more information, see "Note 13. Debt" to our consolidated financial statements.

Changes in Financial Condition

        The following information summarizes our working capital (dollars in millions):

	December 31, 2013	Less: Acquisition(1)	Subtotal	December 31, 2012	Increase (Decrease)	Percent Change
Cash and cash equivalents	$520	$—	$520	$387	$133	34%
Restricted cash	9	—	9	9	—	—
Accounts and notes receivable, net	1,575	(9)	1,566	1,583	(17)	(1)%
Inventories	1,741	(14)	1,727	1,819	(92)	(5)%
Prepaid expenses	61	—	61	48	13	27%
Deferred income taxes	53	—	53	51	2	4%
Other current assets	200	—	200	222	(22)	(10)%

Total current assets	4,159	(23)	4,136	4,119	17	—

Accounts payable	1,113	(4)	1,109	1,150	(41)	(4)%
Accrued liabilities	726	(1)	725	705	20	3%
Deferred income taxes	43	—	43	38	5	13%
Current portion of debt	277	—	277	288	(11)	(4)%

Total current liabilities	2,159	(5)	2,154	2,181	(27)	(1)%

Working capital	$2,000	$(18)	$1,982	$1,938	$44	2%

(1)
Represents opening balance sheet amounts related to the Oxid Acquisition. For more information, see "Note. 3 Business Combinations and Dispositions—Oxid Acquisition" to our consolidated financial statements.

  Excluding the effects of acquisitions, our working capital increased by $44 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $133 million resulted from the matters identified on our consolidated statements of cash flows.

  •
  Accounts and notes receivable decreased by $17 million mainly due to improved collections.

  •
  Inventories decreased by $92 million mainly due to lower inventory levels primarily in our Pigments segment resulting from management's efforts to reduce inventory, particularly in ores raw materials.

  •
  Accounts payable decreased by $41 million primarily due to lower purchasing activity attributable to lower inventories.

Direct and Subsidiary Debt

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); Huntsman Corporation is not a guarantor of such subsidiary debt.

        Certain of our subsidiaries are designated as nonguarantor subsidiaries and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Senior Credit Facilities

        As of December 31, 2013, our Senior Credit Facilities consisted of our revolving facility ("Revolving Facility"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2") and our Term Loan C follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$400	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		962		961		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		342		342		USD LIBOR plus 3.00%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
We have commitments with certain financial institutions to provide for a $200 million Revolving Increase to an aggregate Revolving Facility committed amount of $600 million upon completion of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by our guarantors, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

        On December 23, 2013, in conjunction with our issuance of €300 million (approximately $415 million) aggregate principal amount of 5.125% senior notes due 2021 ("2021 Senior Notes") we repaid $368 million ($352 carrying value) of our Term Loan C. In connection with the repayment, we recognized a loss on early extinguishment of debt of approximately $16 million during the year ended December 31, 2013.

Amendment to Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The amendment, among other things, permits us to incur a senior secured term loan facility in an aggregate principal amount of $1.2 billion (the "New Term Loan") and to increase our Revolving Facility (the "Revolving Increase").

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

        On August 22, 2013, Huntsman International entered into a ninth amendment to the Credit Agreement. The amendment provided for additional term loans in the amount of $100 million, the net proceeds of which were used for general corporate purposes. The additional term loans have identical terms to our Extended Term Loan B and are reflected as part of our Extended Term Loan B.

        On March 11, 2013, Huntsman International entered into an eighth amendment to the Credit Agreement. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount under our then outstanding term loan B facility and for general corporate purposes. The additional term loan is recorded at its carrying value of $224 million as of December 31, 2013. The additional term loan has identical terms to our Extended Term Loan B and is reflected as part of our Extended Term Loan B. In connection with this debt repayment, we recognized a loss on early extinguishment of debt of approximately $1 million.

        In connection with these amendments and debt repayments, we recognized a loss on early extinguishment of debt with regard to our Senior Credit Facilities of approximately $17 million and $2 million during the years ended December 31, 2013 and 2012, respectively.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, our "A/R Programs") are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding our A/R Programs as of December 31, 2013 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $311)	€114 (approximately $158)	Applicable rate plus 1.35%

(1)
The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)
Each interest rate is defined in the applicable agreements. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

(3)
Applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of December 31, 2013, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of December 31, 2013 and 2012, $521 million and $520 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing our U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of our U.S. A/R Program by two years to April 2016, provides for additional availability under our U.S. A/R Program and reduces the applicable margin on borrowings to 1.10%.

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing our EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of our EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

Notes

        As of December 31, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2021 Senior Notes	April 2021	5.125%	€300 (approximately $415)
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($541 carrying value)

        Our notes are governed by indentures which impose certain limitations on Huntsman International including, among other things limitations on the incurrence of debt, distributions, certain restricted payments, asset sales, and affiliate transactions. The notes are unsecured obligations and are guaranteed by certain subsidiaries named as guarantors.

        On December 23, 2013, Huntsman International issued €300 million (approximately $415) aggregate principal amount of 2021 Senior Notes. Huntsman International applied the net proceeds to redeem $368 million of its Term Loan C due 2016, pay associated accrued interest and for general corporate purposes.

        The 2021 Senior Notes bear interest at the rate of 5.125% per year payable semi-annually on April 15 and October 15 of each year and are due on April 15, 2021. Huntsman International may redeem the 2021 Senior Notes in whole or in part at any time prior to January 15, 2021 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of 2020 Senior Notes. The aggregate additional notes are recorded at carrying value of $247 million as of December 31, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 2016 Senior Notes, to pay associated accrued interest and for general corporate purposes. Huntsman International issued, on November 19, 2012, $400 million aggregate principal amount of 2020 Senior Notes.

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

        The 2021 Senior Notes and 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2021 Senior Notes and 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
December 3, 2012	5.50% Senior Notes due 2016	$400	$400	$77
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

Variable Interest Entity Debt

        As of December 31, 2013, Arabian Amines Company had $169 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of December 31, 2013, the amounts outstanding under these loan commitments were classified as current in our consolidated balance sheets and are comprised of the following:

  •
  A loan facility from Saudi Industrial Development Fund with SAR 451 million (approximately $120 million) outstanding. Repayment of the loan is to be made in semiannual installments with final maturity in 2019. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A multipurpose Islamic term facility with $49 million outstanding. This facility is scheduled to be repaid in semiannual installments with final maturity in 2022.

        As of December 31, 2013, Sasol-Huntsman, our consolidated 50%-owned venture has a facility agreement which included a €5 million (approximately $7 million) revolving facility and €56 million (approximately $78 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

Other Debt

        During the year ended December 31, 2013, HPS repaid $4 million and RMB 293 million (approximately $47 million) on term loans and working capital loans under its secured facilities. As of December 31, 2013, HPS had $4 million and RMB 61 million (approximately $10 million) outstanding under its debt facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and approximately 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2013, the interest rate was approximately 1% for the U.S. dollar borrowings and approximately 6% for RMB borrowings.

        As of December 31, 2013, HPS has RMB 160 million (approximately $26 million) under its loan facility for working capital loans and discounting of commercial drafts, which is classified as current portion of debt in our consolidated balance sheets. Interest is calculated using a Peoples Bank of China rate plus the applicable margin. The average all-in rate as of December 31, 2013 was approximately 6%.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2013, we had a loan of $872 million from our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2013 in our consolidated balance sheets. As of December 31, 2013, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants under its loan commitments. See "—Variable Interest Entity Debt" above.

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

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2013 are as follows (dollars in millions):

Year ending December 31,
2014	$277
2015	32
2016	326
2017	1,282
2018	23
Thereafter	1,970

$3,910

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2013, we had $1,048 million of combined cash and unused borrowing capacity, consisting of $529 million in cash and restricted cash, $383 million in availability under our Revolving Facility, and $136 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $54 million for the year ended December 31, 2013, as reflected in our consolidated statements of cash flows. We expect volatility in our working capital components to continue.

  •
  On August 29, 2013, we completed the Oxid Acquisition for a $66 million cash payment on August 29, 2013 and $10 million of contingent consideration subject to the performance of the business in 2013 and 2014. See "Note 3. Business Combinations and Dispositions—Oxid Acquisition" to our consolidated financial statements.

  •
  During 2014, we expect to spend approximately $500 million on capital expenditures, net of reimbursements, excluding any amounts associated with the planned acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. Our future expenditures include certain environmental, health and safety maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the year ended December 31, 2013, we made contributions to our pension and postretirement benefit plans of $171 million. During 2014, we expect to contribute an additional amount of approximately $135 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of December 31, 2013, we had $113 million of accrued restructuring costs and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $44 million.

  •
  On September 17, 2013, we entered into a definitive to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. for approximately $1.1 billion in cash, subject to certain purchase price adjustments and the assumption of unfunded pension liabilities estimated at $225 million as of June 30, 2013. See "Note 3. Business Combinations and Dispositions—Performance Additives and Titanium Dioxide Acquisition" to our consolidated financial statements. In connection with the acquisition, we have entered into financing commitments with certain financial institutions to provide a $1.2 billion New Term Loan and a $200 million Revolving Increase under our existing Senior Credit Facilities. See "Note 13. Debt—Direct and Subsidiary Debt" to our consolidated financial statements.

        As of December 31, 2013, we had $277 million classified as current portion of debt, including an HPS borrowing facility in China with $40 million outstanding, our scheduled Senior Credit Facilities amortization payments totaling $13 million, debt at our variable interest entities of $183 million, $15 million related to the annual financing of our insurance premiums, and certain other short-term facilities and scheduled amortization payments totaling $26 million. Although we cannot provide assurances, we intend to repay, renew or extend the majority of these short-term facilities in the current period.

        As of December 31, 2013, we had approximately $215 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2013 are summarized below (dollars in millions):

	2014	2015 - 2016	2017 - 2018	After 2018	Total
Long-term debt, including current portion	$277	$358	$1,305	$1,970	$3,910
Interest(1)	205	372	293	254	1,124
Operating leases(2)	83	127	103	174	487
Purchase commitments(3)	1,315	696	162	169	2,342

Total(4)(5)	$1,882	$1,553	$1,863	$2,565	$7,863

(1)
Interest calculated using interest rates as of December 31, 2013 and contractual maturity dates assuming no refinancing or extension of debt instruments.

(2)
Future minimum lease payments have not been reduced by minimum sublease rentals of $19 million due in the future under noncancelable subleases.

(3)
We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2014. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2013, 2012 and 2011, we made minimum payments of $7 million, nil and nil, respectively, under such take or pay contracts without taking the product.

(4)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2014	2015 - 2016	2017 - 2018	5-Year Average Annual
Pension plans	$125	$247	$177	$96
Other postretirement obligations	10	19	19	9
(5)
The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see "Note 17. Income Taxes" to our consolidated financial statements.

Off-Balance Sheet Arrangements

        No off-balance sheet arrangements exist at this time.

Restructuring, Impairment and Plant Closing Costs

        Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments are involved in cost reduction programs that are expected to reduce costs in these businesses by approximately $240 million. These costs savings are expected to be achieved through the beginning of 2015. Through December 31, 2013, we have achieved approximately $180 million of costs savings related to these programs. For a discussion of restructuring, impairment and plant closing costs, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Legal Proceedings

        For a discussion of legal proceedings, see "Note 18. Commitments and Contingencies—Legal Matters" to our consolidated financial statements.

Environmental, Health and Safety Matters

        For a discussion of environmental, health and safety matters, see "Note 19. Environmental, Health and Safety Matters" to our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        For a discussion of recently issued accounting pronouncements, see "Note 2. Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements" to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in our consolidated financial statements. Our significant accounting policies are summarized in "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements. Summarized below are our critical accounting policies:

Contingent Loss Accruals

        Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information, see "Note 19. Environmental, Health and Safety Matters" to our consolidated financial statements.

        We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see "Note 18. Commitments and Contingencies—Legal Matters" to our consolidated financial statements.

Employee Benefit Programs

        We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., The Netherlands, Belgium and Switzerland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S., Canada and South Africa. Amounts recorded in our consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. These assumptions are described in "Note 16. Employee Benefit Plans" to our consolidated financial statements.

        Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(34)	$(502)
—1% decrease	29	614
Expected long-term rates of return on plan assets
—1% increase	(29)	—
—1% decrease	29	—
Rate of compensation increase
—1% increase	18	91
—1% decrease	(17)	(88)

(1)
Estimated increase (decrease) on 2013 net periodic benefit cost

(2)
Estimated increase (decrease) on December 31, 2013 pension and postretirement liabilities and accumulated other comprehensive loss

Goodwill

        We test our goodwill for impairment at least annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill has been assigned to reporting units for purposes of impairment testing. Currently, more than 60% of our goodwill balance relates to our Advanced Materials reporting unit. The remaining goodwill relates to three other reporting units.

        Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. The estimated fair values of our reporting units are dependent on several significant assumptions including, among others, market information, operating results, earnings projections and anticipated future cash flows.

        We tested goodwill for impairment at the beginning of the third quarter of 2013 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. Our most recent fair value determination resulted in an amount that exceeded the carrying amount of our Advanced Materials reporting unit by a significant margin.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2013, we had total valuation allowances of $814 million. See "Note 17. Income Taxes" to our consolidated financial statements for more information regarding our valuation allowances.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As discussed in "Note 17. Income Taxes" to our consolidated financial statements, we made a distribution of a portion of our earnings in 2013 when the amount of foreign tax credits associated with the distribution was greater than the amount of tax otherwise due. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $194 million at December 31, 2013. It is not practicable to determine the unrecognized deferred tax liability on those earnings. We have material inter-company debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation, combined with the ability to return cash to the U.S. through payments of inter-company debt owed by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend we will utilize our inter-company debt. If any earnings were repatriated via dividend, we would need to accrue and pay taxes on the distributions.

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

Long-Lived Assets

        The useful lives of our property, plant and equipment are estimated based upon our historical experience, engineering estimates and industry information and are reviewed when economic events indicate that we may not be able to recover the carrying value of the assets. The estimated lives of our property range from 3 to 50 years and depreciation is recorded on the straight-line method. Inherent in our estimates of useful lives is the assumption that periodic maintenance and an appropriate level of annual capital expenditures will be performed. Without on-going capital improvements and maintenance, the productivity and cost efficiency declines and the useful lives of our assets would be shorter.

        Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2013, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2013 would have been approximately $30 million less or $35 million greater, respectively.

        We are required to evaluate the carrying value of our long-lived tangible and intangible assets whenever events indicate that such carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable. We determined that such indicators did not exist during the year ended December 31, 2013.

Restructuring and Plant Closing Costs

        We have recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs in each of our business segments, other than Performance Products. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Revenue Recognition

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectability is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

        Revenue arrangements that contain multiple deliverables, which relate primarily to the licensing of technology, are evaluated in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

Variable Interest Entities—Primary Beneficiary

        We evaluate each of our variable interest entities on an on-going basis to determine whether we are the primary beneficiary. Management assesses, on an on-going basis, the nature of our relationship to the variable interest entity, including the amount of control that we exercise over the entity as well as the amount of risk that we bear and rewards we receive in regards to the entity, to determine if we are the primary beneficiary of that variable interest entity. Management judgment is required to assess whether these attributes are significant. We consolidate all variable interest entities for which we have concluded that we are the primary beneficiary.

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive income (loss). We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2013 and 2012, the fair value of the hedge was $1 million and $2 million, respectively, and was recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive income (loss). We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2013 and 2012, the fair value of the hedge was $1 million and $3 million, respectively, and was recorded in other noncurrent liabilities.

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income (loss). Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of December 31, 2013 and 2012, the combined fair value of these two hedges was $3 million and $4 million, respectively, and was recorded in other noncurrent liabilities.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities" to our consolidated financial statements. The notional amount of the hedge as of December 31, 2013 was €31 million (approximately $42 million) and the derivative transactions do not qualify for hedge accounting. As of December 31, 2013 and 2012, the fair value of this hedge was €1 million (approximately $1 million) and €2 million (approximately $3 million), respectively, and was recorded in other noncurrent liabilities in our consolidated balance sheets. For 2013 and 2012, we recorded a reduction of interest expense of €1 million (approximately $1 million) and less than €1 million (approximately $1 million) respectively, due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities" to our consolidated financial statements. The notional amount of the swap as of December 31, 2013 was $32 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2013 and 2012, the fair value of the swap was $4 million and $6 million, respectively, and was recorded in other noncurrent liabilities in our consolidated balance sheets. For 2013 and 2012, we recorded a reduction of interest expense of $2 million and $1 million, respectively, due to changes in fair value of the swap. As of December 31, 2013 Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 13. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt" to our consolidated financial statements.

        For the years ended December 31, 2013 and 2012, the changes in accumulated other comprehensive gain (loss) associated with these cash flow hedging activities were approximately $3 million and $(1) million, respectively.

        During 2014, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2013 and 2012, we had approximately $193 million and $217 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2013 and 2012, the fair value of this swap was $2 million and $18 million, respectively, and was recorded in noncurrent assets.

        A portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future ("permanent loans") and the designation of certain debt and swaps as net investment hedges.

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2013, we have designated approximately €525 million (approximately $725 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2013, 2012 and 2011, the amount of gain (loss) recognized on the hedge of our net investment was $(22) million, $(11) million and $5 million, respectively, and was recorded in other comprehensive income (loss). As of December 31, 2013, we had approximately €988 million (approximately $1,364 million) in net euro assets.

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

        Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2013, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992) ("COSO").

        Our independent registered public accountants, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited our consolidated financial statements prepared by our Company and Huntsman International and have issued attestation reports on internal control over financial reporting for our Company and Huntsman International.

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company during 2013 in training, performing and evaluating our internal controls.

        Our management's conclusion on the effectiveness of internal control over financial reporting is based on a comprehensive evaluation and analysis of the five elements of COSO. Our management considered information from multiple sources as the basis its conclusion—including self-assessments of the control activities within each work process, assessments of division-level and entity-level controls and internal control attestations from key external service providers, as well as from key management. In addition, our internal control processes contain self-monitoring mechanisms, and proactive steps are taken to correct deficiencies as they are identified. We also maintain an internal auditing program that independently assesses the effectiveness of internal control over financial reporting within each of the five COSO elements.

/s/ PETER R. HUNTSMAN Peter R. Huntsman President and Chief Executive Officer	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer
February 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 11, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 11, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information relating to our Directors (including identification of our Audit Committee's financial expert(s)) and executive officers will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation and our equity compensation plans will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to beneficial ownership of our common stock by each Director and all Directors and officers of our Company as a group will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to certain relationships and related transactions will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services, and the disclosure of the Audit Committee's pre-approval policies and procedures are contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and are incorporated herein by reference.

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

(b)
Description of exhibits.

EXHIBIT INDEX

Number	Description
2.1	Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013)

3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)

3.2	Fourth Amended and Restated Bylaws of Huntsman Corporation effective September 12, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 12, 2013)

4.1	Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))

4.2	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)

4.3	Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)

4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)

4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)

Number	Description
4.6	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)

4.7	Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)

4.8	Form of 8.625% Senior Subordinated Note due 2020 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)

4.9	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)

4.10	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)

4.11	Form of 8.625% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)

4.12	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)

4.13	Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)

4.14	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)

4.15	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)

4.16	Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2013)

4.17	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2013)

4.18	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2013)

10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)

10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

Number	Description
10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.4	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.6	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.9	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))

10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)

10.11	Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))

10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

Number	Description
10.16	Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))

10.17	Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2007 (File No. 001-32427))

10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)

10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)

10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)

10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)

10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)

10.23	Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)

10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)

10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)

10.26	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)

10.27	Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009)

10.28	Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009)

Number	Description
10.29	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)

10.30	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)

10.31	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)

10.32	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)

10.33	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)

10.34	Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)

10.35	Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)

10.36	Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)

10.37	Registration Rights Agreement, dated as of November 12, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 15, 2010)

10.38	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)

Number	Description
10.39	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)

10.40	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)

10.41	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)

10.42	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)

10.43	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)

10.44	Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)

10.45	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)

10.46	Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)

10.47	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)

10.48	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)

10.49	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)

10.50	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)

10.51	Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)

10.52	Registration Rights Agreement, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Wells Fargo Securities, LLC, PNC Capital Markets LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 19, 2012)

10.53	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)

Number		Description
10.54		Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)

10.55		First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.56 to our annual report on Form 10-K filed on February 12, 2013)

10.56		Registration Rights Agreement, dated as of March 4, 2013, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers(incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 4, 2013)

10.57		Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)

10.58		Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)

10.59		Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 2, 2013)

10.60		Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013)

10.61		Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)

10.62		Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)

10.63		Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2013)

10.64		Registration Rights Agreement, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein and Citigroup Global Markets Limited, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 23, 2013)

10.65	*	Consulting Agreement effective January 1, 2014 between Huntsman International LLC and Jon M. Huntsman, Jr.

21.1	*	Subsidiaries of Huntsman Corporation

23.1	*	Consent of Independent Registered Public Accounting Firm

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2014

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 11th day of February 2014.

/s/ JON M. HUNTSMAN Jon M. Huntsman Executive Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)
/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman of the Compensation Committee and Director	/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Litigation Committee and Director
/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director	/s/ M. ANTHONY BURNS M. Anthony Burns Chairman of the Audit Committee and Director
/s/ PATRICK HARKER Patrick Harker Director	/s/ SIR ROBERT MARGETTS Sir Robert Margetts Director
/s/ JON M. HUNTSMAN, JR. Jon M. Huntsman, Jr. Director	/s/ MARY C. BECKERLE Mary C. Beckerle Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 11th day of February 2014.

/s/ JON M. HUNTSMAN Jon M. Huntsman Chairman of the Board of Managers and Manager	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President, Chief Financial Officer and Manager (Principal Financial Officer)	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)
/s/ DAVID M. STRYKER David M. Stryker Executive Vice President, General Counsel Chief Compliance Officer and Secretary

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-8
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-10
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-11
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F-12
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	F-13
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011	F-14
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-15
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-17
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F-112
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F-117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 2014

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$520	$387
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $42 and $47, respectively), ($521 and $520 pledged as collateral, respectively)(a)	1,542	1,534
Accounts receivable from affiliates	33	49
Inventories(a)	1,741	1,819
Prepaid expenses	61	48
Deferred income taxes	53	51
Other current assets(a)	200	222

Total current assets	4,159	4,119
Property, plant and equipment, net(a)	3,824	3,745
Investment in unconsolidated affiliates	285	238
Intangible assets, net(a)	87	68
Goodwill	131	117
Deferred income taxes	243	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	458	366

Total assets	$9,188	$8,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,067	$1,102
Accounts payable to affiliates	46	48
Accrued liabilities(a)	726	705
Deferred income taxes	43	38
Current portion of debt(a)	277	288

Total current liabilities	2,159	2,181
Long-term debt(a)	3,633	3,414
Notes payable to affiliates	6	4
Deferred income taxes	313	228
Other noncurrent liabilities(a)	948	1,161

Total liabilities	7,059	6,988
Commitments and contingencies (Notes 18 and 19)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 245,930,859 and 243,813,779 issued and 240,401,442 and 238,273,422 outstanding in 2013 and 2012, respectively	2	2
Additional paid-in capital	3,305	3,264
Treasury stock, 4,043,526 shares at both December 31, 2013 and 2012	(50)	(50)
Unearned stock-based compensation	(13)	(12)
Accumulated deficit	(687)	(687)
Accumulated other comprehensive loss	(577)	(744)

Total Huntsman Corporation stockholders' equity	1,980	1,773
Noncontrolling interests in subsidiaries	149	123

Total equity	2,129	1,896

Total liabilities and equity	$9,188	$8,884

(a)
At December 31, 2013 and 2012, respectively, $39 and $28 of cash and cash equivalents, $9 each of restricted cash, $41 and $38 of accounts and notes receivable (net), $54 and $55 of inventories, $3 and nil of other current assets, $369 and $378 of property, plant and equipment (net), $17 and $19 of intangible assets (net), $28 each of other noncurrent assets, $73 and $76 of accounts payable, $32 and $26 of accrued liabilities, $183 and $193 of current portion of debt, $64 and $77 of long-term debt, and $45 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2013	2012	2011
Revenues:
Trade sales, services and fees, net	$10,847	$10,964	$11,041
Related party sales	232	223	180

Total revenues	11,079	11,187	11,221
Cost of goods sold	9,326	9,153	9,381

Gross profit	1,753	2,034	1,840
Operating expenses:
Selling, general and administrative	942	951	921
Research and development	140	152	166
Other operating expense (income)	10	(6)	(20)
Restructuring, impairment and plant closing costs	151	92	167

Total expenses	1,243	1,189	1,234

Operating income	510	845	606
Interest expense, net	(190)	(226)	(249)
Equity in income of investment in unconsolidated affiliates	8	7	8
Loss on early extinguishment of debt	(51)	(80)	(7)
Other income	2	1	2

Income from continuing operations before income taxes	279	547	360
Income tax expense	(125)	(169)	(109)

Income from continuing operations	154	378	251
Loss from discontinued operations	(5)	(7)	(1)

Income before extraordinary gain	149	371	250
Extraordinary gain on the acquisition of a business, net of tax of nil	—	2	4

Net income	149	373	254
Net income attributable to noncontrolling interests	(21)	(10)	(7)

Net income attributable to Huntsman Corporation	$128	$363	$247

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2013	2012	2011
Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.55	$1.55	$1.03
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.02)	(0.03)	—
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	0.01	0.01

Net income attributable to Huntsman Corporation common stockholders	$0.53	$1.53	$1.04

Weighted average shares	239.7	237.6	237.6

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.55	$1.53	$1.01
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.02)	(0.03)	—
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	0.01	0.01

Net income attributable to Huntsman Corporation common stockholders	$0.53	$1.51	$1.02

Weighted average shares	242.4	240.6	241.7

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$133	$368	$244
Loss from discontinued operations, net of tax	(5)	(7)	(1)
Extraordinary gain on the acquisition of a business, net of tax	—	2	4

Net income	$128	$363	$247

Dividends per share	$0.50	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Year ended December 31,
	2013	2012	2011
Net income	$149	$373	$254
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of $13, $20 and $24 in 2013, 2012 and 2011, respectively	(23)	51	(80)
Pension and other postretirement benefits adjustments, net of tax of $83, $197 and $124 in 2013, 2012 and 2011, respectively	185	(236)	(187)
Other, net	10	(1)	—

Other comprehensive income (loss), net of tax	172	(186)	(267)

Comprehensive income (loss)	321	187	(13)
Comprehensive income attributable to noncontrolling interests	(26)	(9)	(2)

Comprehensive income (loss) attributable to Huntsman Corporation	$295	$178	$(15)

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2011	236,799,455	$2	$3,186	$—	$(11)	$(1,090)	$(297)	$60	$1,850
Net income	—	—	—	—	—	247	—	7	254
Dividend paid to noncontrolling interest	—	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	—	—	—	(262)	(5)	(267)
Consolidation of a variable interest entity	—	—	—	—	—	—	—	61	61
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—	—
Vesting of stock awards	2,229,418	—	13	—	—	—	—	—	13
Recognition of stock-based compensation	—	—	5	—	10	—	—	—	15
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	—	(50)
Repurchase and cancellation of stock awards	(507,624)	—	—	—	—	(8)	—	—	(8)
Stock options exercised	1,268,364	—	3	—	—	—	—	—	3
Excess tax benefit related to stock- based compensation	—	—	10	—	—	—	—	—	10
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2011	235,746,087	2	3,228	(50)	(12)	(947)	(559)	114	1,776
Net income	—	—	—	—	—	363	—	10	373
Other comprehensive loss	—	—	—	—	—	—	(185)	(1)	(186)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,162,043	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	9	—	12	—	—	—	21
Repurchase and cancellation of stock awards	(537,039)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	902,331	—	3	—	—	—	—	—	3
Excess tax benefit related to stock- based compensation	—	—	4	—	—	—	—	—	4
Acquisition of a business	—		(2)	—	—	—	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2012	238,273,422	2	3,264	(50)	(12)	(687)	(744)	123	1,896
Net income	—	—	—	—	—	128	—	21	149
Other comprehensive income	—	—	—	—	—	—	167	5	172
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	8	—	13	—	—	—	21
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	1,364,341	—	13	—	—	—	—	—	13
Excess tax benefit related to stock- based compensation	—	—	1	—	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(120)	—	—	(120)

Balance, December 31, 2013	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$149	$2,129

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$149	$373	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(2)	(4)
Loss (gain) on initial consolidation of subsidiaries	—	4	(12)
Equity in income of investment in unconsolidated affiliates	(8)	(7)	(8)
Depreciation and amortization	448	432	439
Provision for losses (gains) on accounts receivable	2	4	(4)
Loss (gain) on disposal of businesses/assets, net	5	—	(38)
Loss on early extinguishment of debt	51	80	7
Noncash interest expense	11	33	38
Noncash restructuring and impairment charges	13	15	60
Deferred income taxes	10	(38)	(23)
Noncash loss (gain) on foreign currency transactions	31	11	(32)
Stock-based compensation	29	27	24
Other, net	—	(2)	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(11)	—	(121)
Inventories	77	(248)	(161)
Prepaid expenses	(11)	(3)	(4)
Other current assets	23	24	(108)
Other noncurrent assets	(113)	103	2
Accounts payable	(12)	146	24
Accrued liabilities	(39)	23	112
Other noncurrent liabilities	53	(201)	(79)

Net cash provided by operating activities	708	774	365

Investing Activities:
Capital expenditures	(471)	(412)	(330)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3
Cash received from unconsolidated affiliates	71	82	32
Investment in unconsolidated affiliates	(104)	(127)	(26)
Acquisition of businesses, net of cash acquired	(66)	(18)	(34)
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28
Proceeds from sale of businesses/assets	2	6	48
Other, net	2	(2)	(1)

Net cash used in investing activities	(566)	(471)	(280)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2013	2012	2011
Financing Activities:
Net repayments under revolving loan facilities	$(4)	(15)	$(2)
Net (repayments) on borrowings overdraft facilities	(9)	2	9
Repayments of short-term debt	(18)	(53)	(187)
Borrowings on short-term debt	15	—	162
Repayments of long-term debt	(840)	(694)	(408)
Proceeds from issuance of long-term debt	979	405	98
Repayments of notes payable	(40)	(37)	(34)
Borrowings on notes payable	35	34	35
Debt issuance costs paid	(11)	(11)	(7)
Call premiums related to early extinguishment of debt	(4)	(2)	(6)
Dividends paid to common stockholders	(120)	(96)	(96)
Repurchase and cancellation of stock awards	(6)	(7)	(8)
Repurchase of common stock	—	—	(50)
Proceeds from issuance of common stock	13	3	3
Dividends paid to noncontrolling interest	—	—	(9)
Excess tax benefit related to stock-based compensation	1	4	10
Other, net	3	(6)	—

Net cash used in financing activities	(6)	(473)	(490)

Effect of exchange rate changes on cash	(3)	3	(7)

Increase (decrease) in cash and cash equivalents	133	(167)	(412)
Cash and cash equivalents at beginning of period	387	554	966

Cash and cash equivalents at end of period	$520	$387	$554

Supplemental cash flow information:
Cash paid for interest	$187	$209	$204
Cash paid for income taxes	78	224	119

        During 2013, 2012 and 2011, the amount of capital expenditures in accounts payable (decreased) increased by $(16), $31 and $16, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 2014

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents(a)	$515	$210
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $42 and $47, respectively), ($521 and $520 pledged as collateral, respectively)(a)	1,542	1,534
Accounts receivable from affiliates	325	299
Inventories(a)	1,741	1,819
Prepaid expenses	61	48
Deferred income taxes	53	51
Other current assets(a)	200	222

Total current assets	4,446	4,192
Property, plant and equipment, net(a)	3,759	3,656
Investment in unconsolidated affiliates	285	238
Intangible assets, net(a)	88	70
Goodwill	131	117
Deferred income taxes	243	229
Notes receivable from affiliates	1	2
Other noncurrent assets(a)	458	366

Total assets	$9,411	$8,870

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,067	$1,101
Accounts payable to affiliates	53	62
Accrued liabilities(a)	742	723
Deferred income taxes	44	39
Note payable to affiliate	100	100
Current portion of debt(a)	277	288

Total current liabilities	2,283	2,313
Long-term debt(a)	3,633	3,414
Notes payable to affiliates	779	599
Deferred income taxes	303	170
Other noncurrent liabilities(a)	938	1,157

Total liabilities	7,936	7,653
Commitments and contingencies (Notes 18 and 19)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,138	3,109
Accumulated deficit	(1,194)	(1,224)
Accumulated other comprehensive loss	(618)	(791)

Total Huntsman International LLC members' equity	1,326	1,094
Noncontrolling interests in subsidiaries	149	123

Total equity	1,475	1,217

Total liabilities and equity	$9,411	$8,870

(a)
At December 31, 2013 and 2012, respectively, $39 and $28 of cash and cash equivalents, $9 each of restricted cash, $41 and $38 of accounts and notes receivable (net), $54 and $55 of inventories, $3 and nil of other current assets, $369 and $378 of property, plant and equipment (net), $17 and $19 of intangible assets (net), $28 each of other noncurrent assets, $73 and $76 of accounts payable, $32 and $26 of accrued liabilities, $183 and $193 of current portion of debt, $64 and $77 of long-term debt, and $45 and $101 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2013	2012	2011
Revenues:
Trade sales, services and fees, net	$10,847	$10,964	$11,041
Related party sales	232	223	180

Total revenues	11,079	11,187	11,221
Cost of goods sold	9,309	9,146	9,363

Gross profit	1,770	2,041	1,858
Operating expenses:
Selling, general and administrative	936	934	916
Research and development	140	152	166
Other operating expense (income)	10	(6)	(20)
Restructuring, impairment and plant closing costs	151	92	167

Total expenses	1,237	1,172	1,229

Operating income	533	869	629
Interest expense, net	(203)	(238)	(262)
Equity in income of investment in unconsolidated affiliates	8	7	8
Loss on early extinguishment of debt	(51)	(80)	(7)
Other income	2	1	2

Income from continuing operations before income taxes	289	559	370
Income tax expense	(137)	(179)	(113)

Income from continuing operations	152	380	257
Loss from discontinued operations, net of tax	(5)	(7)	(1)

Income before extraordinary gain	147	373	256
Extraordinary gain on the acquisition of a business, net of tax of nil	—	2	4

Net income	147	375	260
Net income attributable to noncontrolling interests	(21)	(10)	(7)

Net income attributable to Huntsman International LLC	$126	$365	$253

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Year ended December 31,
	2013	2012	2011
Net income	$147	$375	$260
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of nil, $7 and $11 in 2013, 2012 and 2011, respectively	(25)	51	(79)
Pension and other postretirement benefits adjustments, net of tax of $113, $228 and $156 in 2013, 2012 and 2011, respectively	193	(231)	(182)
Other, net	10	(1)	(1)

Other comprehensive income (loss), net of tax	178	(181)	(262)

Comprehensive income (loss)	325	194	(2)
Comprehensive income attributable to noncontrolling interests	(26)	(9)	(2)

Comprehensive income (loss) attributable to Huntsman International LLC	$299	$185	$(4)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2011	2,728	$3,049	$(1,667)	$(354)	$60	$1,088
Net income	—	—	253	—	7	260
Dividend paid to noncontrolling interest	—	—	—	—	(9)	(9)
Dividends paid to parent	—	—	(79)	—	—	(79)
Other comprehensive loss	—	—	—	(257)	(5)	(262)
Consolidation of a variable interest entity	—	—	—	—	61	61
Contribution from parent	—	22	—	—	—	22
Excess tax benefit related to stock-based compensation	—	10	—	—	—	10

Balance, December 31, 2011	2,728	3,081	(1,493)	(611)	114	1,091
Net income	—	—	365	—	10	375
Dividends paid to parent	—	—	(96)	—	—	(96)
Other comprehensive loss	—	—	—	(180)	(1)	(181)
Contribution from parent	—	26	—	—	—	26
Acquisition of a business	—	(2)	—	—	—	(2)
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, December 31, 2012	2,728	3,109	(1,224)	(791)	123	1,217
Net income	—	—	126	—	21	147
Dividends paid to parent	—	—	(96)	—	—	(96)
Other comprehensive income	—	—	—	173	5	178
Contribution from parent	—	28	—	—	—	28
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, December 31, 2013	2,728	$3,138	$(1,194)	$(618)	$149	$1,475

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$147	$375	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain on the acquisition of a business, net of tax	—	(2)	(4)
Loss (gain) on initial consolidation of subsidiaries	—	4	(12)
Equity in income of investment in unconsolidated affiliates	(8)	(7)	(8)
Depreciation and amortization	424	408	416
Provision for losses (gains) on accounts receivable	2	4	(4)
Loss (gain) on disposal of businesses/assets, net	5	—	(38)
Loss on early extinguishment of debt	51	80	7
Noncash interest expense	23	45	51
Noncash restructuring and impairment charges	13	15	60
Deferred income taxes	56	76	40
Noncash loss (gain) on foreign currency transactions	31	11	(32)
Noncash compensation	28	26	22
Other, net	—	(4)	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(11)	—	(121)
Inventories	77	(248)	(161)
Prepaid expenses	(11)	(3)	(4)
Other current assets	23	(1)	(87)
Other noncurrent assets	(113)	103	2
Accounts payable	(24)	134	13
Accrued liabilities	(39)	41	108
Other noncurrent liabilities	60	(197)	(75)

Net cash provided by operating activities	734	860	432

Investing Activities:
Capital expenditures	(471)	(412)	(330)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3
Cash received from unconsolidated affiliates	71	82	32
Investment in unconsolidated affiliates	(104)	(127)	(26)
Acquisition of businesses, net of cash acquired	(66)	(18)	(34)
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28
Proceeds from sale of businesses/assets	2	6	48
Increase in receivable from affiliate	(48)	(108)	(57)
Other, net	2	(1)	(1)

Net cash used in investing activities	(614)	(578)	(337)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2013	2012	2011
Financing Activities:
Net repayments under revolving loan facilities	$(4)	$(15)	$(2)
Net (repayments) on borrowings overdraft facilities	(9)	2	9
Repayments of short-term debt	(18)	(53)	(187)
Borrowings on short-term debt	15	—	162
Repayments of long-term debt	(840)	(694)	(408)
Proceeds from issuance of long-term debt	979	405	98
Repayments of notes payable to affiliate	—	(139)	(105)
Proceeds from notes payable to affiliate	177	299	105
Repayments of notes payable	(40)	(37)	(34)
Borrowings on notes payable	35	34	35
Debt issuance costs paid	(11)	(11)	(7)
Call premiums related to early extinguishment of debt	(4)	(2)	(6)
Dividends paid to parent	(96)	(96)	(79)
Dividends paid to noncontrolling interest	—	—	(9)
Excess tax benefit related to stock-based compensation	1	4	10
Other, net	3	(3)	—

Net cash provided by (used in) financing activities	188	(306)	(418)

Effect of exchange rate changes on cash	(3)	3	(7)

Increase (decrease) in cash and cash equivalents	305	(21)	(330)
Cash and cash equivalents at beginning of period	210	231	561

Cash and cash equivalents at end of period	$515	$210	$231

Supplemental cash flow information:
Cash paid for interest	$205	$209	$205
Cash paid for income taxes	44	129	44

        During 2013, 2012 and 2011, the amount of capital expenditures in accounts payable (decreased) increased by $(16), $31 and $16, respectively. During the years ended 2013, 2012 and 2011, Huntsman Corporation contributed $28, $26 and $22, respectively to stock based compensation.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

DEFINITIONS

        For convenience in this report, the terms "Company," "our" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our "Company" "we" "us" or "our" as of a date prior to October 19, 2004 (the date of our Company's formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100% owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and "SLIC" refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

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

        Currently, we operate all of our businesses through Huntsman International, our 100% owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the consolidated financial statements for both our Company and Huntsman International. The differences between our consolidated financial statements and Huntsman International's consolidated financial statements relate primarily to the following:

  •
  purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

  •
  the different capital structures;

  •
  a note payable from Huntsman International to us;

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ASSET RETIREMENT OBLIGATIONS

        We accrue for asset retirement obligations, which consist primarily of landfill capping, closure and post-closure costs and asbestos abatement costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations were $29 million and $28 million at December 31, 2013 and 2012, respectively.

CARRYING VALUE OF LONG-LIVED ASSETS

        We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved. See "Note 11. Restructuring, Impairment and Plant Closing Costs."

CASH AND CASH EQUIVALENTS

        We consider cash in checking accounts and cash in short-term highly liquid investments with remaining maturities of three months or less at the date of purchase, to be cash and cash equivalents. Cash flows from discontinued operations are not presented separately in our consolidated statements of cash flows.

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

DERIVATIVES AND HEDGING ACTIVITIES

        All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. Changes in the fair value of the hedge in the net investment of certain international operations are recorded in other comprehensive income (loss), to the extent effective. The effectiveness of a cash flow hedging relationship is established at the inception of the hedge, and after inception we perform effectiveness assessments at least every three months. A derivative designated as a cash flow hedge is determined to be effective if the change in value of the hedge divided by the change in value of the hedged item is within a range of 80% to 125%. Hedge ineffectiveness in a cash flow hedge occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

ENVIRONMENTAL EXPENDITURES

        Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See "Note 19. Environmental, Health and Safety Matters."

FOREIGN CURRENCY TRANSLATION

        The accounts of our operating subsidiaries outside of the U.S., unless they are operating in highly inflationary economic environments, consider the functional currency to be the currency of the economic environment in which they operate. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains and losses are translated at a weighted average rate for the period. Cumulative translation adjustments are recorded to equity as a component of accumulated other comprehensive loss.

        If a subsidiary operates in an economic environment that is considered to be highly inflationary (100% cumulative inflation over a three-year period), the U.S. dollar is considered to be the functional

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

currency and gains and losses from remeasurement to the U.S. dollar from the local currency are included in the statement of operations. Where a subsidiary's operations are effectively run, managed, financed and contracted in U.S. dollars, such as certain finance subsidiaries outside of the U.S., the U.S. dollar is considered to be the functional currency.

        Foreign currency transaction gains and losses are recorded in other operating expense (income) in our consolidated statements of operations and were net losses of $11 million, $4 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

        We do not provide for income taxes or benefits on the undistributed earnings of our non-U.S. subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

        Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and apply assumptions to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

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

        Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to any method of amortization, but is tested for impairment annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the fair value is less than the carrying value of the related reporting unit, we are required to reduce the amount of goodwill through a charge to earnings. Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. Goodwill has been assigned to reporting units for purposes of impairment testing. Goodwill increased by $14 million during the year ended December 31, 2013 due to the finalization of purchase accounting.

INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average costs methods for different components of inventory.

LEGAL COSTS

        We expense legal costs, including those legal costs incurred in connection with a loss contingency, as incurred.

NET INCOME PER SHARE ATTRIBUTABLE TO HUNTSMAN CORPORATION

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	2013	2012	2011
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$133	$368	$244

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$128	$363	$247

Shares (denominator):
Weighted average shares outstanding	239.7	237.6	237.6
Dilutive securities:
Stock-based awards	2.7	3.0	4.1

Total weighted average shares outstanding, including dilutive shares	242.4	240.6	241.7

        Additional stock-based awards of 7.3 million, 7.8 million and 6.7 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2013, 2012 and 2011, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

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

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	5 - 50 years
Plant and equipment	3 - 30 years
Furniture, fixtures and leasehold improvements	5 - 20 years

        Interest expense capitalized as part of plant and equipment was $7 million, $4 million and $2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

REVENUE RECOGNITION

        We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when it is realized or realizable and earned. Revenue for product sales is recognized when a sales arrangement exists, risk and title to the product transfer to the customer, collectability is reasonably assured and pricing is fixed or determinable. The transfer of risk and title to the product to the customer usually occurs at the time shipment is made.

        Revenue arrangements that contain multiple deliverables, which relate primarily to licensing of technology, are evaluated to determine whether the arrangements should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting.

SECURITIZATION OF ACCOUNTS RECEIVABLE

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing through a conduit program (in both U.S. dollars and euros). The amounts outstanding under our A/R Programs are accounted for as secured borrowings. See "Note 13. Debt—A/R Programs."

STOCK-BASED COMPENSATION

        We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. See "Note 21. Stock-Based Compensation Plan."

SUBSEQUENT EVENTS

        We have evaluated material subsequent events through the date these consolidated financial statements were issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS ADOPTED DURING 2013

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The guidance in this ASU is intended to reduce complexity and costs of the annual impairment tests for indefinite-lived intangible assets by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that an asset's fair value is less than its carrying value. The amendments in this ASU were effective prospectively for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the amendments in this ASU effective January 1, 2013, and the initial adoption of the amendments in this ASU did not have a significant impact on our consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to disclose information about the amounts reclassified out of accumulated other comprehensive income by component, as well as report, either on the face of the income statement where net income is presented or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income. The amendments in this ASU were effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the amendments of this ASU effective January 1, 2013 and have disclosed the above additional information about reclassifications out of accumulated other comprehensive loss in the notes to our consolidated financial statements. See "Note 22. Other Comprehensive Income (Loss)."

        In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not have a significant impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION IN FUTURE PERIODS

        In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, requiring entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, resolving diversity in practice and clarifying the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity. The amendments in this ASU are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or as a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards ("NOLs"), similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS AND DISPOSITIONS

PERFORMANCE ADDITIVES AND TITANIUM DIOXIDE ACQUISITION

        On September 17, 2013, we entered into a definitive agreement to acquire the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. for approximately $1.1 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions and is expected to close during the first half of 2014.

OXID ACQUISITION

        On August 29, 2013, we completed the Oxid Acquisition. The acquisition cost of approximately $76 million consisted of cash payments of approximately $66 million and contingent consideration of $10 million. The contingent consideration relates to an earn-out agreement which will be paid over two years if certain conditions are met. The acquired business has been integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

        We have accounted for the Oxid Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Cash paid for acquisition	$66
Contingent consideration	10

Acquisition cost	$76

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$9
Inventories	14
Property, plant and equipment	22
Intangible assets	36
Accounts payable	(4)
Accrued liabilities	(1)

Total fair value of net assets acquired	$76

        The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment and intangible assets. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of historical carrying values to intangible assets and no amounts have been allocated to goodwill. It is possible that changes to this allocation could occur.

        If this acquisition were to have occurred on January 1, 2011, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International (unaudited) would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma
	Year ended December 31, (unaudited)
	2013	2012	2011
Revenues	$11,142	$11,269	$11,294
Net income attributable to Huntsman Corporation	135	369	246

Huntsman International

	Pro Forma
	Year ended December 31, (unaudited)
	2013	2012	2011
Revenues	$11,142	$11,269	$11,294
Net income attributable to Huntsman International	133	371	252

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

SALE OF STEREOLITHOGRAPHY RESIN AND DIGITALIS® MACHINE MANUFACTURING BUSINESSES

        On November 1, 2011, our Advanced Materials division completed the sale of its stereolithography resin and Digitalis® machine manufacturing businesses to 3D Systems Corporation for $41 million in cash. The stereolithography business produced products that are used primarily in three-dimensional part building systems. The Digitalis® business is a stereolithography rapid manufacturing system that we were developing. In connection with this sale, we recognized a pre-tax gain in the fourth quarter of 2011 of $34 million which was reflected in other operating income in our consolidated statements of operations and comprehensive income (loss). We also derecognized $2 million of goodwill that was allocated to these businesses.

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business and accounted for the Textile Effects Acquisition using the purchase method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and determined the excess of fair value of net assets over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the purchase price, the value of the long-lived assets acquired was reduced to zero. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain. During 2012 and 2011, we recorded an additional extraordinary gain on the acquisition of $2 million and $4 million, respectively, related to settlement of contingent purchase price consideration, the reversal of accruals for certain restructuring and employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements.

4. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	December 31,
	2013	2012
Raw materials and supplies	$433	$484
Work in progress	92	98
Finished goods	1,290	1,311

Total	1,815	1,893
LIFO reserves	(74)	(74)

Net	$1,741	$1,819

        For both December 31, 2013 and 2012, approximately 11% of inventories were recorded using the LIFO cost method.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

  Huntsman Corporation

	December 31,
	2013	2012
Land	$159	$151
Buildings	730	666
Plant and equipment	6,589	6,242
Construction in progress	613	549

Total	8,091	7,608
Less accumulated depreciation	(4,267)	(3,863)

Net	$3,824	$3,745

        Depreciation expense for 2013, 2012 and 2011 was $415 million, $399 million and $398 million, respectively, of which $2 million, $5 million and nil was related to discontinued operations in 2013, 2012 and 2011, respectively.

  Huntsman International

	December 31,
	2013	2012
Land	$159	$151
Buildings	730	666
Plant and equipment	6,617	6,270
Construction in progress	613	549

Total	8,119	7,636
Less accumulated depreciation	(4,360)	(3,980)

Net	$3,759	$3,656

        Depreciation expense for 2013, 2012 and 2011 was $391 million, $375 million and $374 million, respectively, of which $2 million, $5 million and nil was related to discontinued operations in 2013, 2012 and 2011, respectively.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

        Investments in companies in which we exercise significant influence, but do not control, are accounted for using the equity method. Investments in companies in which we do not exercise significant influence are accounted for using the cost method.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2013	2012
Equity Method:
Louisiana Pigment Company, L.P. (50%)	$104	$111
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	87	81
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	62	24
Jurong Ningwu New Materials Development Co., Ltd. (30%)	15	12
Nippon Aqua Co., Ltd. (15)%	8	—
Others	1	2

Total equity method investments	277	230
Cost Method:
International Diol Company (4%)	5	5
White Mountain Titanium Corporation (3%)	3	3

Total investments	$285	$238

(1)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

        On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec (Nanjing Jingling). The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. Our total equity investment is anticipated to be approximately $135 million, and we expect to receive approximately $50 million of license fees from the joint venture. The timing of equity contributions and license fee payments depends on various factors, but the majority are expected to be made over the course of the construction period of the plant (expected to be completed in 2015).

7. VARIABLE INTEREST ENTITIES

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

  •
  Pacific Iron Products Sdn Bhd manufactures products for our Pigments segment. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

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

        Creditors of these entities have no recourse to our general credit, except in the event that we offer guarantees of specified indebtedness. See "Note 13. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at December 31, 2013, the joint ventures' assets, liabilities and results of operations are included in our consolidated financial statements.

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our consolidated balance sheets, before intercompany eliminations, as of December 31, 2013 and 2012 (dollars in millions):

	December 31,
	2013	2012
Current assets	$147	$163
Property, plant and equipment, net	369	378
Other noncurrent assets	76	61
Deferred income taxes	28	45
Intangible assets	17	19
Goodwill	16	16

Total assets	$653	$682

Current liabilities	$330	$348
Long-term debt	72	82
Deferred income taxes	9	8
Other noncurrent liabilities	45	102

Total liabilities	$456	$540

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

        In April 2011, Arabian Amines Company settled a dispute with its contractors and received an amount totaling $11 million. Of this $11 million settlement, $8 million was related to damages incurred due to the delayed initial acceptance of the plant. This amount was recorded as other operating expense (income) in our consolidated statements of operations and included in cash flows from operating activities in our consolidated statements of cash flows. The remaining $3 million of the settlement was received for the reimbursement of capital expenditures for work left unfinished by the contractors. This amount was included in cash flows from investing activities in our consolidated statements of cash flows.

        Sasol-Huntsman had revenues and earnings of $116 million and $7 million, respectively, for the period from the date of consolidation to December 31, 2011. If this consolidation had occurred on January 1, 2011, the approximate pro forma revenues (unaudited) attributable to both our Company and Huntsman International would have been $11,259 million for 2011. There would have been no impact to the combined earnings attributable to us or Huntsman International excluding a one-time noncash gain of approximately $12 million recognized upon consolidation included in other operating expense (income) in our consolidated statements of operations. Upon consolidation we also recognized a one-time noncash income tax expense of approximately $2 million.

8. INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2013			December 31, 2012
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$384	$339	$45	$355	$318	$37
Licenses and other agreements	52	19	33	41	16	25
Non-compete agreements	4	2	2	2	2	—
Other intangibles	62	55	7	60	54	6

Total	$502	$415	$87	$458	$390	$68

        Amortization expense was $21 million, $23 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS (Continued)

Huntsman International

	December 31, 2013			December 31, 2012
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$384	$339	$45	$355	$318	$37
Licenses and other agreements	52	19	33	41	16	25
Non-compete agreements	4	2	2	2	2	—
Other intangibles	70	62	8	68	60	8

Total	$510	$422	$88	$466	$396	$70

        Amortization expense for Huntsman International was $21 million, $23 million and $30 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Our and Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2014	$15
2015	8
2016	8
2017	7
2018	6

9. OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

	2013	2012
Pension assets	$20	$1
Debt issuance costs	32	29
Capitalized turnaround costs	192	127
Spare parts inventory	100	93
Catalyst assets	26	25
Deposits	41	33
Other	47	58

Total	$458	$366

        Amortization expense of catalyst assets for the years ended December 31, 2013, 2012 and 2011 was $12 million, $10 million and $12 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2013	2012
Payroll and related costs	$172	$149
Interest	35	34
Volume and rebate accruals	95	85
Income taxes	61	24
Taxes other than income taxes	79	87
Restructuring and plant closing costs	55	93
Environmental accruals	5	10
Pension liabilities	12	11
Other postretirement benefits	9	12
Self-insured casualty loss reserves	12	11
Deferred revenue	11	16
Legal reserve	3	15
Asset retirement obligations	1	—
Other miscellaneous accruals	176	158

Total	$726	$705

Huntsman International

	December 31,
	2013	2012
Payroll and related costs	$172	$149
Interest	35	34
Volume and rebate accruals	95	85
Income taxes	80	44
Taxes other than income taxes	79	87
Restructuring and plant closing costs	55	93
Environmental accruals	5	10
Pension liabilities	12	11
Other postretirement benefits	9	12
Self-insured casualty loss reserves	12	11
Deferred revenue	11	16
Legal reserve	3	15
Asset retirement obligations	1	—
Other miscellaneous accruals	173	156

Total	$742	$723

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of December 31, 2013, 2012 and 2011, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable contract costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2011	$36	$1	$7	$5	$49
2011 charges for 2010 and prior initiatives	4	2	10	7	23
2011 charges for 2011 initiatives	87	—	1	1	89
Reversal of reserves no longer required	(5)	—	—	—	(5)
2011 payments for 2010 and prior initiatives	(26)	(3)	(1)	(8)	(38)
2011 payments for 2011 initiatives	(13)	—	—	(1)	(14)
Net activity of discontinued operations	—	—	—	(2)	(2)
Foreign currency effect on liability balance	(10)	—	—	—	(10)

Accrued liabilities as of December 31, 2011	73	—	17	2	92
2012 charges for 2011 and prior initiatives	9	5	—	10	24
2012 charges for 2012 initiatives	64	—	—	5	69
Reversal of reserves no longer required	(15)	—	—	(1)	(16)
2012 payments for 2011 and prior initiatives	(31)	(6)	(2)	(11)	(50)
2012 payments for 2012 initiatives	(12)	—	—	(6)	(18)
Foreign currency effect on liability balance	2	1	—	1	4

Accrued liabilities as of December 31, 2012	90	—	15	—	105
2013 charges for 2012 and prior initiatives	32	16	53	20	121
2013 charges for 2013 initiatives	28	—	—	8	36
Reversal of reserves no longer required	(22)	—	(4)	—	(26)
2013 payments for 2012 and prior initiatives	(66)	(16)	(3)	(19)	(104)
2013 payments for 2013 initiatives	(10)	—	—	(8)	(18)
Net activity of discontinued operations	—	—	(3)	—	(3)
Foreign currency effect on liability balance	—	—	2	—	2

Accrued liabilities as of December 31, 2013	$52	$—	$60	$1	$113

(1)
The total workforce reduction reserves of $52 million relate to the termination of 403 positions, of which 324 positions had not been terminated as of December 31, 2013.

(2)
Accrued liabilities remaining at December 31, 2013 and 2012 by year of initiatives were as follows (dollars in millions):

	December 31,
	2013	2012
2011 initiatives and prior	$74	$52
2012 initiatives	21	53
2013 initiatives	18	—

Total	$113	$105

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and other	Total
Accrued liabilities as of January 1, 2011	$—	$1	$2	$25	$8	$8	$5	$49
2011 charges for 2010 and prior initiatives	—	—	—	14	7	—	2	23
2011 charges for 2011 initiatives	—	—	21	65	3	—	—	89
Reversal of reserves no longer required	—	—	(1)	(4)	—	—	—	(5)
2011 payments for 2010 and prior initiatives	—	—	(1)	(18)	(13)	—	(6)	(38)
2011 payments for 2011 initiatives	—	—	(7)	(5)	(2)	—	—	(14)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	—	—	(2)	(8)	—	—	—	(10)

Accrued liabilities as of December 31, 2011	—	1	12	69	3	6	1	92
2012 charges for 2011 and prior initiatives	—	1	4	14	4	—	1	24
2012 charges for 2012 initiatives	38	—	30	—	—	—	1	69
Reversal of reserves no longer required	—	—	—	(16)	—	—	—	(16)
2012 payments for 2011 and prior initiatives	—	(2)	(15)	(27)	(5)	—	(1)	(50)
2012 payments for 2012 initiatives	(12)	—	(6)	—	—	—	—	(18)
Foreign currency effect on liability balance	1	—	2	2	(1)	—	—	4

Accrued liabilities as of December 31, 2012	27	—	27	42	1	6	2	105
2013 charges for 2012 and prior initiatives	5	—	38	73	4	—	1	121
2013 charges for 2013 initiatives	—	18	—	1	—	—	17	36
Reversal of reserves no longer required	(9)	—	(8)	(9)	—	—	—	(26)
2013 payments for 2012 and prior initiatives	(14)	—	(45)	(41)	(3)	—	(1)	(104)
2013 payments for 2013 initiatives	—	(7)	—	—	(1)	—	(10)	(18)
Net activity of discontinued operations	—	—	—	—	—	(3)	—	(3)
Foreign currency effect on liability balance	—	(1)	—	2	1	—	—	2

Accrued liabilities as of December 31, 2013	$9	$10	$12	$68	$2	$3	$9	$113

Current portion of restructuring reserves	$4	$10	$12	$15	$2	$3	$9	$55
Long-term portion of restructuring reserve	5	—	—	53	—	—	—	58

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges for the years ended December 31, 2013, 2012 and 2011 by initiative are provided below (dollars in millions):

Cash charges:
2013 charges for 2012 and prior initiatives	$121
2013 charges for 2013 initiatives	36
Reversal of reserves no longer required	(26)
Pension-related charges	7
Non-cash charges	13

Total 2013 Restructuring, Impairment and Plant Closing Costs	$151

Cash charges:
2012 charges for 2011 and prior initiatives	$24
2012 charges for 2012 initiatives	69
Reversal of reserves no longer required	(16)
Non-cash charges	15

Total 2012 Restructuring, Impairment and Plant Closing Costs	$92

Cash charges:
2011 charges for 2010 and prior initiatives	$23
2011 charges for 2011 initiatives	89
Reversal of reserves no longer required	(5)
Non-cash charges	60

Total 2011 Restructuring, Impairment and Plant Closing Costs	$167

2013 RESTRUCTURING ACTIVITIES

        During 2012, our Polyurethanes segment began implementing a restructuring program to reduce annualized fixed costs. As of December 31, 2013, our Polyurethanes segment restructuring reserve consisted of $9 million related to this program. In connection with this program, we recorded charges of $5 million and reversed charges of $9 million during 2013 primarily for workforce reductions. Our Polyurethanes segment also recorded pension-related charges of $6 million during 2013 related to this program.

        During 2013, our Performance Products segment implemented a restructuring program to refocus our surfactants business in Europe. As of December 31, 2013, our Performance Products segment restructuring reserve consisted of $10 million related to this program. In connection with this program, we recorded charges of $13 million during 2013 primarily related to workforce reductions. Additionally, we recorded charges of $5 million during 2013 primarily related to workforce reductions in our Australian operation.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and improve its long-term global competitiveness. As of December 31, 2013, our Advanced Materials

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

segment restructuring reserve consisted of $12 million primarily related to this program. During 2013, we recorded charges of $38 million and noncash charges of $4 million and reversed charges of $8 million.

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness. In connection with this program, during 2013, our Textile Effects segment recorded charges of $53 million for the early termination of long-term fixed cost contracts, $16 million for decommissioning, $3 million for other restructuring and $1 million for workforce reductions and reversed charges of $5 million related to workforce reductions, as well as recorded a $9 million noncash charge for a pension settlement loss. In addition, during 2013, we reversed charges of $4 million that were no longer required for long term fixed costs contracts in relation to our consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        As of December 31, 2013, our Pigments segment restructuring reserve consisted of $2 million primarily related to workforce reductions at our Scarlino, Italy plant. During 2013, our Pigments segment recorded charges of $4 million primarily related to the closure of our Grimsby, U.K. plant.

        As of December 31, 2013, our Corporate and other segment restructuring reserve consisted of $9 million primarily related to a reorganization of our global information technology organization and a reorganization and regional consolidation of our purchasing activities. During 2013, we recorded charges of $18 million in Corporate and other primarily related to these initiatives. Our Corporate and other segment also recorded pension-related charges of $1 million during 2013 related to our initiatives.

2012 RESTRUCTURING ACTIVITIES

        During 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs. In connection with this program, we recorded restructuring expenses of $38 million during 2012 primarily for workforce reductions. As of December 31, 2012, our Polyurethanes segment restructuring reserve consisted of $27 million related to this program.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and ensure its long-term global competitiveness. As of December 31, 2012, our Advanced Materials segment restructuring reserve consisted of $27 million primarily related to this program. During 2012, we recorded charges of $38 million of which $28 million related to our global transformational change program, $3 million related to the reorganization of our global structure and relocation of our divisional headquarters from Basel, Switzerland to The Woodlands, Texas and $3 million related primarily to a redesign of our planning process focused on inventory reduction. Our Advanced Materials segment also recorded noncash charges of $4 million related to pension settlements.

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness. In connection with this plan, during 2012, we recorded cash charges of $1 million for

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

workforce reductions, $9 million for decommissioning and other restructuring expenses, and noncash charges of $11 million primarily for pension settlements. In addition, during 2012, our Textile Effects segment recorded charges of $4 million of which $2 million related to the closure of our St. Fons, France facility and $2 million related to a global transfer pricing initiative. We reversed charges of $16 million which were no longer required for workforce reductions at our production facility in Langweid, Germany, the simplification of the commercial organization and optimization of our distribution network, the consolidation of manufacturing activities and processes at our site in Basel, Switzerland and the closure of our production facilities in Basel, Switzerland.

        As of December 31, 2012, our Pigments segment restructuring reserve consisted of $1 million primarily related to workforce reductions at our Scarlino, Italy plant. During 2012, our Pigments segment recorded charges of $4 million related to the closure of our Grimsby, U.K. plant.

        As of December 31, 2012, our Corporate and other segment restructuring reserve consisted of $2 million primarily related to a reorganization and regional consolidation of our purchasing activities. During 2012, we recorded charges of $2 million in Corporate and other primarily related to workforce reductions in connection with this project.

2011 RESTRUCTURING ACTIVITIES

        As of December 31, 2011, our Advanced Materials segment restructuring reserve consisted of $12 million related to workforce reductions in connection with a reorganization of its global structure and relocation of its divisional headquarters from Basel, Switzerland to The Woodlands, Texas. During 2011, our Advanced Materials segment recorded net charges of $20 million primarily related this activity.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan during 2011, we recorded a charge of $62 million for workforce reduction, a pension curtailment gain of $38 million and a charge of $53 million for the impairment of long-lived assets at our Basel, Switzerland manufacturing facility. For purposes of calculating the impairment charge, the fair value of the Basel, Switzerland manufacturing facility was based on the discounted cash flows of that facility. As of December 31, 2011, our Textile Effects segment restructuring reserve consisted of $69 million, of which $2 million related to opening balance sheet liabilities from the Textile Effects Acquisition, $2 million related to workforce reductions at our production facility in Langweid, Germany, $2 million related to the simplification of the commercial organization and optimization of our distribution network, $15 million related to the consolidation of manufacturing activities and processes at our site in Basel, Switzerland, $47 million related to the closure of our production facilities and business support offices in Basel, Switzerland and $1 million related to the consolidation of our North Carolina sites.

        In addition, during 2011, our Textile Effects segment recorded charges of $22 million, of which $5 million related to simplification of our commercial organization and optimization of our distribution network, $12 million related to non-workforce reductions incurred for the consolidation of our Switzerland manufacturing facilities, and $4 million related to the consolidation of our North Carolina

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

sites. We reversed charges of $4 million which were no longer required for workforce reductions at our production facility in Langweid, Germany and the consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        As of December 31, 2011, our Pigments segment restructuring reserve consisted of $3 million primarily related to workforce reductions at our Huelva, Spain and Scarlino, Italy plants. During 2011, our Pigments segment recorded charges of $10 million, of which $7 million related to the closure of our Grimsby, U.K. plant and $3 million related to workforce reductions at our Umbogintwini, South Africa plant.

        As of December 31, 2011, our Corporate and other segment restructuring reserve consisted of $1 million primarily related to a reorganization and regional consolidation of our transactional accounting activities. During 2011, we recorded charges of $2 million in Corporate and other primarily related to workforce reductions in connection with this project.

12. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2013	2012
Pension liabilities	$546	$830
Other postretirement benefits	101	131
Environmental accruals	22	24
Restructuring and plant closing costs	58	12
Asset retirement obligations	28	28
Employee benefit accrual	38	34
Legal reserve	11	11
Other	144	91

Total	$948	$1,161

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER NONCURRENT LIABILITIES (Continued)

Huntsman International

	December 31,
	2013	2012
Pension liabilities	$546	$830
Other postretirement benefits	101	131
Environmental accruals	22	24
Restructuring and plant closing costs	58	12
Asset retirement obligations	28	28
Employee benefit accrual	38	34
Legal reserve	11	11
Other	134	87

Total	$938	$1,157

13. DEBT

        Outstanding debt of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2013	2012
Senior Credit Facilities:
Term loans	$1,351	$1,565
Amounts outstanding under A/R programs	248	241
Senior notes	1,061	568
Senior subordinated notes	891	892
HPS (China) debt	40	94
Variable interest entities	247	270
Other	72	72

Total debt—excluding debt to affiliates	$3,910	$3,702

Total current portion of debt	$277	$288
Long-term portion	3,633	3,414

Total debt—excluding debt to affiliates	$3,910	$3,702

Total debt—excluding debt to affiliates	$3,910	$3,702
Notes payable to affiliates-noncurrent	6	4

Total debt	$3,916	$3,706

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Huntsman International

	December 31,
	2013	2012
Senior Credit Facilities:
Term loans	$1,351	$1,565
Amounts outstanding under A/R programs	248	241
Senior notes	1,061	568
Senior subordinated notes	891	892
HPS (China) debt	40	94
Variable interest entities	247	270
Other	72	72

Total debt—excluding debt to affiliates	$3,910	$3,702

Total current portion of debt	$277	$288
Long-term portion	3,633	3,414

Total debt—excluding debt to affiliates	$3,910	$3,702

Total debt—excluding debt to affiliates	$3,910	$3,702
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	779	599

Total debt	$4,789	$4,401

DIRECT AND SUBSIDIARY DEBT

        Huntsman Corporation's direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); Huntsman Corporation is not a guarantor of such subsidiary debt.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Senior Credit Facilities

        As of December 31, 2013, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$400	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		962		961		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		342		342		USD LIBOR plus 3.00%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
We have commitments with certain financial institutions to provide for a $200 million Revolving Increase to an aggregate Revolving Facility committed amount of $600 million upon completion of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2013, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by our guarantors, which consist of substantially all of our domestic subsidiaries and certain of our foreign subsidiaries, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

        On December 23, 2013, in conjunction with our 2021 Senior Notes issuance we repaid $368 million ($352 carrying value) of our Term Loan C. In connection with the repayment, we recognized a loss on early extinguishment of debt of approximately $16 million during the year ended December 31, 2013.

Amendment to Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the Credit Agreement. The amendment, among other things, permits us to incur the New Term Loan, a senior secured term loan facility in an aggregate principal amount of $1.2 billion, and to increase our Revolving Facility.

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

13. DEBT (Continued)

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

        On August 22, 2013, Huntsman International entered into a ninth amendment to the Credit Agreement. The amendment provided for additional term loans in the amount of $100 million, the net proceeds of which were used for general corporate purposes. The additional term loans have identical terms to our Extended Term Loan B and are reflected as part of our Extended Term Loan B.

        On March 11, 2013, Huntsman International entered into an eighth amendment to the Credit Agreement. The amendment provided for an additional term loan of $225 million, the net proceeds of which were used to repay in full the remaining $193 million principal amount under our then outstanding term loan B facility and for general corporate purposes. The additional term loan is recorded at its carrying value of $224 million as of December 31, 2013. The additional term loan has identical terms to our Extended Term Loan B and is reflected as part of our Extended Term Loan B. In connection with this debt repayment, we recognized a loss on early extinguishment of debt of approximately $1 million.

        In connection with these amendments and debt repayments, we recognized a loss on early extinguishment of debt with regard to our Senior Credit Facilities of approximately $17 million and $2 million during the years ended December 31, 2013 and 2012, respectively.

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding our A/R Programs as of December 31, 2013 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $311)	€114 (approximately $158)	Applicable rate plus 1.35%

(1)
The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

(2)
Each interest rate is defined in the applicable agreements. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

(3)
Applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(4)
As of December 31, 2013, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of December 31, 2013 and 2012, $521 million and $520 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Amendments to A/R Programs

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing our U.S. A/R Program. This amendment, among other things, extends the scheduled commitment termination date of our U.S. A/R Program by two years to April 2016, provides for additional availability under our U.S. A/R Program and reduces the applicable margin on borrowings to 1.10%.

        On April 29, 2013, Huntsman International entered into an amendment to the agreements governing our EU A/R Program. This amendment, among other things, extends the scheduled commitment termination date of our EU A/R Program by two years to April 2016 and reduces the applicable margin on borrowings to 1.35%.

Notes

        As of December 31, 2013, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2021 Senior Notes	April 2021	5.125%	€300 (approximately $415)
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($541 carrying value)

        Our notes are governed by indentures which impose certain limitations on Huntsman International including, among other things limitations on the incurrence of debt, distributions, certain restricted payments, asset sales, and affiliate transactions. The notes are unsecured obligations and are guaranteed by certain subsidiaries named as guarantors.

        On December 23, 2013, Huntsman International issued €300 million (approximately $415) aggregate principal amount of 2021 Senior Notes. Huntsman International applied the net proceeds to redeem $368 million of its Term Loan C due 2016, pay associated accrued interest and for general corporate purposes.

        The 2021 Senior Notes bear interest at the rate of 5.125% per year payable semi-annually on April 15 and October 15 of each year and are due on April 15, 2021. Huntsman International may

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

redeem the 2021 Senior Notes in whole or in part at any time prior to January 15, 2021 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        On March 4, 2013, pursuant to an indenture entered into on November 19, 2012, Huntsman International issued $250 million aggregate principal amount of 2020 Senior Notes. The aggregate additional notes are recorded at carrying value of $247 million as of December 31, 2013. Huntsman International applied the net proceeds to redeem the remaining $200 million in aggregate principal amount of its 2016 Senior Notes, to pay associated accrued interest and for general corporate purposes. Huntsman International issued, on November 19, 2012, $400 million aggregate principal amount of 2020 Senior Notes.

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

        The 2021 Senior Notes and 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2021 Senior Notes and 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2013 and 2012, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34
December 3, 2012	5.50% Senior Notes due 2016	$400	$400	$77
March 26, 2012	7.50% Senior Subordinated Notes due 2015	€64 (approximately $86)	€65 (approximately $87)	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Variable Interest Entity Debt

        As of December 31, 2013, Arabian Amines Company had $169 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of December 31, 2013, the amounts outstanding under these loan commitments were classified as current in our consolidated balance sheets and are comprised of the following:

  •
  A loan facility from Saudi Industrial Development Fund with SAR 451 million (approximately $120 million) outstanding. Repayment of the loan is to be made in semiannual installments with final maturity in 2019. The loan is secured by a mortgage over the fixed assets of the project and is 100% guaranteed by the Zamil Group, our 50% joint venture partner.

  •
  A multipurpose Islamic term facility with $49 million outstanding. This facility is scheduled to be repaid in semiannual installments with final maturity in 2022.

        As of December 31, 2013, Sasol-Huntsman, our consolidated 50%-owned venture has a facility agreement which included a €5 million (approximately $7 million) revolving facility and €56 million (approximately $78 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

Other Debt

        During the year ended December 31, 2013, HPS repaid $4 million and RMB 293 million (approximately $47 million) on term loans and working capital loans under its secured facilities. As of December 31, 2013, HPS had $4 million and RMB 61 million (approximately $10 million) outstanding under its debt facilities. The interest rate on these facilities is LIBOR plus 0.48% for U.S. dollar borrowings and approximately 90% of the Peoples Bank of China rate for RMB borrowings. As of December 31, 2013, the interest rate was approximately 1% for the U.S. dollar borrowings and approximately 6% for RMB borrowings.

        As of December 31, 2013, HPS has RMB 160 million (approximately $26 million) under its loan facility for working capital loans and discounting of commercial drafts, which is classified as current portion of debt in our consolidated balance sheets. Interest is calculated using a Peoples Bank of China rate plus the applicable margin. The average all-in rate as of December 31, 2013 was approximately 6%.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2013, we had a loan of $872 million from our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

classified as current as of December 31, 2013 in our consolidated balance sheets. As of December 31, 2013, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants under its loan commitments. See "—Variable Interest Entity Debt" above.

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

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2013 are as follows (dollars in millions):

Year ending December 31,
2014	$277
2015	32
2016	326
2017	1,282
2018	23
Thereafter	1,970

$3,910

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive income (loss). We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of December 31, 2013 and 2012, the fair value of the hedge was $1 million and $2 million, respectively, and was recorded in other noncurrent liabilities.

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive income (loss). We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of December 31, 2013 and 2012, the fair value of the hedge was $1 million and $3 million, respectively, and was recorded in other noncurrent liabilities.

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income (loss). Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of December 31, 2013 and 2012, the combined fair value of these two hedges was $3 million and $4 million, respectively, and was recorded in other noncurrent liabilities.

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the hedge as of December 31, 2013 was €31 million (approximately $42 million) and the derivative transactions do not qualify for hedge accounting. As of December 31, 2013 and 2012, the fair value of this hedge was €1 million (approximately $1 million) and €2 million (approximately $3 million), respectively, and was recorded in other noncurrent liabilities in our consolidated balance sheets. For 2013 and 2012, we recorded a reduction of interest expense of €1 million (approximately $2 million) and less than €1 million (approximately $1 million), respectively, due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2013 was $32 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2013 and 2012, the fair value of the swap was $4 million and $6 million, respectively, and was recorded in other noncurrent liabilities in our consolidated balance sheets. For 2013 and 2012, we recorded a reduction of interest expense of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

$2 million and $1 million, respectively, due to changes in fair value of the swap. As of December 31, 2013 Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 13. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        For the years ended December 31, 2013 and 2012, the changes in accumulated other comprehensive gain (loss) associated with these cash flow hedging activities were approximately $3 million and $(1) million, respectively.

        During 2014, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2013 and 2012, we had approximately $193 million and $217 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2013 and 2012, the fair value of this swap was $2 million and $18 million, respectively, and was recorded in noncurrent assets.

        A portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities' functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2013, we have designated approximately €525 million (approximately $725 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2013, 2012 and 2011, the amount of gain (loss) recognized on the hedge of our net investment was $(22) million, $(11) million and $5 million, respectively, and was recorded in other comprehensive income (loss). As of December 31, 2013, we had approximately €988 million (approximately $1,364 million) in net euro assets.

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

15. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

	December 31,
	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$21	$21	$14	$14
Cross-currency interest rate contacts	2	2	18	18
Interest rate contracts	(10)	(10)	(18)	(18)
Long-term debt (including current portion)	(3,910)	(4,010)	(3,702)	(3,869)

        The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of non-qualified employee benefit plan investments is obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FAIR VALUE (Continued)

comprehensively revalued for purposes of these financial statements since December 31, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	2	—	2	—

Total assets	$23	$21	$2	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(10)	$—	$(10)	$—

		Fair Value Amounts Using
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$14	$14	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	18	—	18	—

Total assets	$32	$14	$18	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(18)	$—	$(18)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

        The following table shows a reconciliation of beginning and ending balances for the year ended December 31, 2012 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the year ended December 31, 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2012	$27
Transfers into Level 3	—
Transfers out of Level 3(1)	(27)
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	—

Ending balance, December 31, 2012	$—

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2012	$—

(1)
We are party to cross-currency interest rate contracts that are measured at fair value in our consolidated financial statements. These instruments have historically been categorized by us as Level 3 within the fair value hierarchy due to an unobservable input associated with the credit valuation adjustment, which we deemed to be a significant input to the overall measurement of fair value at inception. During 2012, this credit valuation adjustment has ceased to be a significant input to the entire fair value measurement of these instruments. The remaining inputs which are significant to the fair value measurement of these instruments represent observable market inputs that are inputs other than quoted prices (Level 2 inputs).

Our policy is to recognize transfers between levels within the fair value hierarchy as of the beginning of the reporting period. Due to the change in significance of the credit valuation adjustment to the entire fair value measurement of these instruments, effective January 1, 2012, we have categorized our cross-currency interest rate contracts as Level 2 within the fair value hierarchy.

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FAIR VALUE (Continued)

acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During 2013 and 2012, we had no impairments related to these assets.

16. EMPLOYEE BENEFIT PLANS

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

        During 2013, we amended the Plan which enabled us to transfer some benefit amounts out of the Huntsman Supplemental Executive Retirement Plan (the "SERP") to the Plan as permitted by the IRS rules. There was no impact to the overall projected benefit obligation to the Company as a result of this amendment.

        We sponsor defined benefit plans in a number of countries outside of the U.S. The availability of these plans, and their specific design provisions, are consistent with local competitive practices and regulations.

        We also sponsor unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits.

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

        During 2013, we amended certain of our postretirement benefit plans to discontinue subsidizing the cost of health care coverage for retirees who are eligible for Medicare. As a result of this amendment, our projected benefit obligation decreased by $22 million with an offset to other comprehensive income (loss) during the year ended December 31, 2013.

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. On March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of this legislation has resulted in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

comprehensive reform of health care in the U.S. We do not believe that this will have a significant impact on our financial position.

        The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2013 and 2012 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$958	$2,755	$834	$2,331	$136	$7	$128	$7
Service cost	31	38	26	32	4	—	4	—
Interest cost	40	90	42	102	5	—	7	1
Participant contributions	—	9	—	9	5	—	5	—
Plan amendments	—	1	(26)	—	(22)	—	—	(1)
Foreign currency exchange rate changes	—	92	—	80	—	(1)	—	—
Settlements/transfers	—	—	—	(2)	—	—	—	—
Curtailments	—	(5)	—	—	—	—	—	—
Special termination benefits	—	9	—	—	—	—	—	—
Actuarial (gain) loss	(100)	39	127	360	(9)	—	8	—
Benefits paid	(52)	(169)	(45)	(157)	(14)	(1)	(16)	—

Benefit obligation at end of year	$877	$2,859	$958	$2,755	$105	$5	$136	$7

Change in plan assets
Fair value of plan assets at beginning of year	$636	$2,237	$538	$2,026	$—	$—	$—	$—
Actual return on plan assets	99	198	71	221	—	—	—	—
Foreign currency exchange rate changes	—	79	—	65	—	—	—	—
Participant contributions	—	9	—	9	5	—	5	—
Company contributions	72	89	72	75	9	1	11	—
Settlements/transfers	—	—	—	(2)	—	—	—	—
Benefits paid	(52)	(169)	(45)	(157)	(14)	(1)	(16)	—

Fair value of plan assets at end of year	$755	$2,443	$636	$2,237	$—	$—	$—	$—

Funded status
Fair value of plan assets	$755	$2,443	$636	$2,237	$—	$—	$—	$—
Benefit obligation	877	2,859	958	2,755	105	5	136	7

Accrued benefit cost	$(122)	$(416)	$(322)	$(518)	$(105)	$(5)	$(136)	$(7)

Amounts recognized in balance sheet:
Noncurrent asset	$—	$20	$—	$1	$—	$—	$—	$—
Current liability	(6)	(6)	(6)	(5)	(9)	—	(11)	(1)
Noncurrent liability	(116)	(430)	(316)	(514)	(96)	(5)	(125)	(6)

	$(122)	$(416)	$(322)	$(518)	$(105)	$(5)	$(136)	$(7)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$264	$705	$448	$797	$21	$—	$32	$1
Prior service cost	(35)	5	(42)	4	(27)	—	(8)	—
Transition obligation	—	—	1	—	—	—	—	—

	$229	$710	$407	$801	$(6)	$—	$24	$1

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2013		2012		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$266	$765	$449	$867	$21	$—	$32	$1
Prior service cost	(35)	5	(42)	4	(27)	—	(8)	—
Transition obligation	—	—	1	—	—	—	—	—

	$231	$770	$408	$871	$(6)	$—	$24	$1

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$19	$33	$2	$—
Prior service cost	(6)	1	(4)	—

Total	$13	$34	$(2)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$19	$41	$2	$—
Prior service cost	(6)	—	(4)	—

Total	$13	$41	$(2)	$—

        Components of net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Service cost	$31	$26	$23	$38	$32	$44
Interest cost	40	42	44	90	102	110
Expected return on plan assets	(50)	(48)	(47)	(124)	(133)	(140)
Amortization of prior service cost	(7)	(6)	(4)	1	(1)	(2)
Amortization of actuarial loss	35	21	16	43	23	16
Settlement loss	—	—	—	12	13	—
Special termination benefits	—	—	—	9	—	8

Net periodic benefit cost	$49	$35	$32	$69	$36	$36

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Service cost	$4	$4	$3	$—	$—	$—
Interest cost	5	7	7	—	1	1
Amortization of prior service cost	(2)	(3)	(3)	—	—	—
Amortization of actuarial loss	2	2	2	—	—	—

Net periodic benefit cost	$9	$10	$9	$—	$1	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Service cost	$31	$26	$23	$38	$32	$44
Interest cost	40	42	44	90	102	110
Expected return on plan assets	(50)	(48)	(47)	(124)	(133)	(140)
Amortization of prior service cost	(7)	(6)	(4)	1	(1)	(2)
Amortization of actuarial loss	35	21	16	49	28	21
Settlement loss	—	—	—	12	13	—
Special termination benefits	—	—	—	9	—	8

Net periodic benefit cost	$49	$35	$32	$75	$41	$41

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Service cost	$4	$4	$3	$—	$—	$—
Interest cost	5	7	7	—	1	1
Amortization of prior service cost	(2)	(3)	(3)	—	—	—
Amortization of actuarial loss	2	2	2	—	—	—

Net periodic benefit cost	$9	$10	$9	$—	$1	$1

        The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2013, 2012 and 2011 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Current year actuarial (gain) loss	$(149)	$103	$101	$(40)	$272	$182
Amortization of actuarial loss	(35)	(21)	(16)	(43)	(23)	(16)
Current year prior service (credits) cost	—	(26)	—	1	—	(2)
Amortization of prior service cost (credits)	7	6	4	(1)	1	2
Curtailment effects	—	—	—	—	—	(38)
Settlements	—	—	—	(12)	(13)	—

Total recognized in other comprehensive (income) loss	(177)	62	89	(95)	237	128
Net periodic benefit cost	49	35	32	69	36	36

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(128)	$97	$121	$(26)	$273	$164

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Current year actuarial (gain) loss	$(8)	$9	$1	$(1)	$—	$—
Amortization of actuarial loss	(2)	(2)	(2)	—	—	—
Current year prior service credit	(22)	—	—	—	—	—
Amortization of prior service cost	2	3	3	—	—	—

Total recognized in other
comprehensive (income) loss	(30)	10	2	(1)	—	—
Net periodic benefit cost	9	10	9	—	1	1

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(21)	$20	$11	$(1)	$1	$1

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Current year actuarial (gain) loss	$(149)	$103	$101	$(39)	$272	$182
Amortization of actuarial loss	(35)	(21)	(16)	(49)	(28)	(21)
Current year prior service (credits) cost	—	(26)	—	1	—	(2)
Amortization of prior service cost (credits)	7	6	4	(1)	1	2
Curtailment effects	—	—	—	—	—	(38)
Settlements	—	—	—	(12)	(13)	—

Total recognized in other
comprehensive (income) loss	(177)	62	89	(100)	232	123
Net periodic benefit cost	49	35	32	75	41	41

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(128)	$97	$121	$(25)	$273	$164

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2013	2012	2011	2013	2012	2011
Current year actuarial (gain) loss	$(8)	$9	$1	$(1)	$—	$—
Amortization of actuarial loss	(2)	(2)	(2)	—	—	—
Current year prior service credit	(22)	—	—	—	—	—
Amortization of prior service cost	2	3	3	—	—	—

Total recognized in other comprehensive (income) loss	(30)	10	2	(1)	—	—
Net periodic benefit cost	9	10	9	—	1	1

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(21)	$20	$11	$(1)	$1	$1

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non U.S. plans
	2013	2012	2011	2013	2012	2011
Projected benefit obligation
Discount rate	5.13%	4.18%	5.30%	3.62%	3.38%	4.39%
Rate of compensation increase	4.17%	4.19%	3.88%	3.37%	3.34%	3.44%
Net periodic pension cost
Discount rate	4.18%	5.30%	5.70%	3.38%	4.39%	4.69%
Rate of compensation increase	4.19%	3.88%	3.88%	3.34%	3.44%	3.38%
Expected return on plan assets	7.75%	8.00%	8.19%	5.75%	6.52%	6.62%

	Other Postretirement Benefit Plans
	U.S. plans			Non U.S. plans
	2013	2012	2011	2013	2012	2011
Projected benefit obligation
Discount rate	4.79%	3.89%	5.09%	6.49%	5.79%	6.09%
Net periodic pension cost
Discount rate	3.89%	5.09%	5.46%	5.79%	6.09%	6.69%

        At December 31, 2013 and 2012, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 7.0% and 7.5%, respectively, decreasing to 5% after 2018. Assumed health care cost trend rates can have a significant effect on the amounts reported for the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Increase	Decrease
Asset category
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	—	—

        The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2013 and 2012 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2013	2012	2013	2012
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$871	$958	$2,234	$2,742
Fair value of plan assets	749	636	1,797	2,223

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2013 and 2012 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2013	2012	2013	2012
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$871	$958	$1,868	$1,751
Accumulated benefit obligation	853	925	1,732	1,603
Fair value of plan assets	749	636	1,451	1,266

        Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2014 expected employer contributions
To plan trusts	$46	$9	$79	$1
Expected benefit payments
2014	63	10	149	1
2015	63	9	83	1
2016	56	9	81	1
2017	59	9	83	1
2018	61	9	86	1
2019 - 2023	340	41	456	2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

        Our investment strategy with respect to pension assets is to pursue an investment plan that, over the long term, is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets, and not threaten the plan's ability to meet currently committed obligations. Additionally, our investment strategy is to achieve returns on plan assets, subject to a prudent level of portfolio risk. Plan assets are invested in a broad range of investments. These investments are diversified in terms of domestic and international equities, both growth and value funds, including small, mid and large capitalization equities; short-term and long-term debt securities; real estate; and cash and cash equivalents. The investments are further diversified within each asset category. The portfolio diversification provides protection against a single investment or asset category having a disproportionate impact on the aggregate performance of the plan assets.

        Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location. During 2013, there were no transfers in or out of Level 3 assets.

        We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

        The fair value of plan assets for the pension plans was $3.2 billion and $2.9 billion at December 31, 2013 and 2012, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Asset category	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$428	$245	$183	$—
Fixed income	208	88	120	—
Real estate/other	92	45	—	47
Cash	27	27	—	—

Total U.S. pension plan assets	$755	$405	$303	$47

Non-U.S. pension plans:
Equities	$1,053	$580	$473	$—
Fixed income	908	668	240	—
Real estate/other	400	30	341	29
Cash	82	80	2	—

Total Non-U.S. pension plan assets	$2,443	$1,358	$1,056	$29

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

		Fair Value Amounts Using
Asset category	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$340	$195	$145	$—
Fixed income	196	116	80	—
Real estate/other	89	48	—	41
Cash	11	11	—	—

Total U.S. pension plan assets	$636	$370	$225	$41

Non-U.S. pension plans:
Equities	$862	$649	$213	$—
Fixed income	905	632	273	—
Real estate/other	357	27	303	27
Cash	113	112	1	—

Total Non-U.S. pension plan assets	$2,237	$1,420	$790	$27

        The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)	Year ended December 31, 2013	Year ended December 31, 2012
Balance at beginning of period	$68	$61
Return on pension plan assets	6	4
Purchases, sales and settlements	2	10
Transfers (out of) into Level 3	—	(7)

Balance at end of period	$76	$68

        Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.75% and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

8.19%. The asset allocation for our pension plans at December 31, 2013 and 2012 and the target allocation for 2014, by asset category are as follows:

Asset category	Target Allocation 2014	Allocation at December 31, 2013	Allocation at December 31, 2012
U.S. pension plans:
Equities	54%	57%	53%
Fixed income	33%	27%	31%
Real estate/other	13%	12%	14%
Cash	—	4%	2%

Total U.S. pension plans	100%	100%	100%

Non-U.S. pension plans:
Equities	38%	38%	38%
Fixed income	40%	40%	41%
Real estate/other	11%	11%	20%
Cash	11%	11%	1%

Total non-U.S. pension plans	100%	100%	100%

        Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2013.

DEFINED CONTRIBUTION PLANS

        We have a money purchase pension plan covering substantially all of our domestic employees who were hired prior to January 1, 2004. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%).

        We also have a salary deferral plan covering substantially all U.S. employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute an amount equal to one-half of the participant's contribution, not to exceed 2% of the participant's compensation.

        Along with the introduction of the cash balance formula within our defined benefit pension plan, the money purchase pension plan was closed to new hires. At the same time, our match in the salary deferral plan was increased, for new hires, to a 100% match, not to exceed 4% of the participant's compensation, once the participant has achieved six years of service with our Company.

        Our total combined expense for the above defined contribution plans for each of the years ended December 31, 2013, 2012 and 2011 was $14 million.

SUPPLEMENTAL SALARY DEFERRAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        The Huntsman Supplemental Savings Plan ("Huntsman SSP") is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The Huntsman SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986.

        The SERP is an unfunded non-qualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan.

        Assets of these plans are included in other noncurrent assets and as of December 31, 2013 and 2012 were $21 million and $14 million, respectively. During each of the years ended December 31, 2013, 2012 and 2011, we expensed a total of $1 million as contributions to the Huntsman SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. As of December 31, 2013 we are authorized to grant up to 32.6 million shares under the Stock Incentive Plan. See "Note 21. Stock-Based Compensation Plan."

INTERNATIONAL PLANS

        International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2013	2012	2011
Income tax expense (benefit):
U.S.
Current	$75	$156	$69
Deferred	79	17	4
Non-U.S.
Current	42	51	63
Deferred	(71)	(55)	(27)

Total	$125	$169	$109

Huntsman International

	Year ended December 31,
	2013	2012	2011
Income tax expense (benefit):
U.S.
Current	$41	$52	$7
Deferred	124	129	69
Non-U.S.
Current	42	51	63
Deferred	(70)	(53)	(26)

Total	$137	$179	$113

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision (benefit) for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes	$279	$547	$360

Expected tax expense at U.S. statutory rate of 35%	$98	$192	$126
Change resulting from:
State tax expense (benefit) net of federal benefit	11	15	7
Non-U.S. tax rate differentials	10	1	6
Effects of non-U.S. operations	1	(2)	8
U.S. domestic manufacturing deduction	(14)	(16)	(5)
Unrealized currency exchange gains and losses	14	11	(5)
Effect of tax holidays	—	(12)	(1)
U.S. foreign tax credits, net of associated income and taxes	(86)	(21)	(4)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(22)	—	—
Tax authority audits and dispute resolutions	9	5	4
Change in valuation allowance	100	(11)	(16)
Other, net	4	7	(11)

Total income tax expense	$125	$169	$109

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

Huntsman International

	Year ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes	$289	$559	$370

Expected tax expense at U.S. statutory rate of 35%	$101	$196	$130
Change resulting from:
State tax expense (benefit) net of federal benefit	11	15	7
Non-U.S. tax rate differentials	10	1	6
Effects of non-U.S. operations	3	(1)	8
U.S. domestic manufacturing deduction	(14)	(8)	—
Unrealized currency exchange gains and losses	14	11	(5)
Effect of tax holidays	—	(12)	(1)
U.S. foreign tax credits, net of associated income and taxes	(86)	(21)	(4)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(22)	—	—
Tax authority audits and dispute resolutions	9	5	4
Change in valuation allowance	108	(14)	(19)
Other, net	3	7	(13)

Total income tax expense	$137	$179	$113

        Included in the non-U.S. deferred tax expense is a $22 million income tax benefit for losses from continuing operations for certain jurisdictions with valuation allowances to the extent that income was recorded in other comprehensive income in that same jurisdiction. This benefit in 2013 was largely attributable to Switzerland where changes in pension related items resulted in income in other comprehensive income (loss) and where we have a full valuation allowance against the net deferred tax asset. An offsetting income tax expense was recognized in accumulated other comprehensive loss.

        Included in the $14 million unrealized exchange gains and losses reconciliation item above is $10 million which occurred in Luxembourg where an offsetting valuation allowance was released.

        We operate in over 40 non-U.S. tax jurisdictions with no specific country earning a predominant amount of our off-shore earnings. While the vast majority of these countries have income tax rates that are lower than the U.S. statutory rate, the operating losses we incur in some of our non-U.S. jurisdictions results in a tax benefit for losses lower than the U.S. statutory rate and therefore mitigates or reverses the amount of tax rate benefit we would otherwise realize from these tax rate differentials. For the year ended December 31, 2013, this amount was an additional tax expense of $10 million, reflected in the reconciliation above.

        During 2013, we repatriated a significant amount of earnings to the U.S. from our Netherlands holding company, which included bringing onshore certain U.S. foreign tax credits. The foreign tax credits brought onshore significantly exceeded the amount needed to fully offset the cash tax impact of the dividend. After a net $9 million benefit for the utilization of foreign tax credits in 2013, a full valuation allowance was placed on the remaining foreign tax credits as it is currently more likely than

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

not that the credits will expire unused due to a shortage of foreign source income for income tax purposes. These credits represent a potential future cash benefit to the Company and we intend to expend resources and explore changes to future business operations all of which could enable us to utilize the foreign tax credits and release the valuation allowance. This is a complex area of tax law subject to very specific factors and our ability to utilize these credits will likely have a significant impact on future income tax expense.

        During 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016 with respect to certain income from Pigments products manufactured in Malaysia. We are required to make certain investments in order to enjoy the benefits of the tax holiday and we intend to make these investments.

        The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2013	2012	2011
U.S.	$419	$482	$256
Non-U.S.	(140)	65	104

Total	$279	$547	$360

Huntsman International

	Year ended December 31,
	2013	2012	2011
U.S.	$429	$494	$255
Non-U.S.	(140)	65	115

Total	$289	$559	$370

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$853	$819
Pension and other employee compensation	197	289
Property, plant and equipment	72	69
Intangible assets	22	34
Foreign tax credits	114	71
Other, net	106	107

Total	$1,364	$1,389

Deferred income tax liabilities:
Property, plant and equipment	$(543)	$(551)
Pension and other employee compensation	(6)	—
Other, net	(61)	(88)

Total	$(610)	$(639)

Net deferred tax asset before valuation allowance	$754	$750
Valuation allowance—net operating losses and other	(700)	(715)
Valuation allowance—foreign tax credits	(114)	(21)

Net deferred tax asset	$(60)	$14

Current deferred tax asset	$53	$51
Current deferred tax liability	(43)	(38)
Non-current deferred tax asset	243	229
Non-current deferred tax liability	(313)	(228)

Net deferred tax asset	$(60)	$14

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

Huntsman International

	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$853	$819
Pension and other employee compensation	196	288
Property, plant and equipment	72	69
Intangible assets	22	33
Foreign tax credits	125	113
Other, net	105	106

Total	$1,373	$1,428

Deferred income tax liabilities:
Property, plant and equipment	$(524)	$(524)
Pension and other employee compensation	(6)	—
Other, net	(62)	(88)

Total	$(592)	$(612)

Net deferred tax asset before valuation allowance	$781	$816
Valuation allowance—net operating losses and other	(707)	(724)
Valuation allowance—foreign tax credits	(125)	(21)

Net deferred tax asset	$(51)	$71

Current deferred tax asset	$53	$51
Current deferred tax liability	(44)	(39)
Non-current deferred tax asset	243	229
Non-current deferred tax liability	(303)	(170)

Net deferred tax asset	$(51)	$71

        We have NOLs of $3,189 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $923 million have a limited life (of which $860 million are subject to a valuation allowance) and $15 million are scheduled to expire in 2014 (all of which are subject to a valuation allowance). We had $15 million of NOLs expire unused in 2013 (all of which were subject to a valuation allowance).

        Included in the $3,189 million of non-U.S. NOLs is $758 million attributable to our Luxembourg entities. As of December 31, 2013, there is a valuation allowance of $180 million against these net tax-effected NOLs of $220 million. Due to the uncertainty surrounding the realization of the benefits of these losses, we have reduced the related deferred tax asset with a valuation allowance.

        Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Our judgments regarding valuation allowances are also influenced by the costs and risks associated with any tax planning idea.

        During 2013, we released valuations allowances of $16 million on a portion of our net deferred assets primarily in Luxembourg as a result of significant changes in estimated future taxable income resulting from increased intercompany debt and, therefore, increased interest income in Luxembourg.

        During 2012, we released valuation allowances of $24 million on a portion of our net deferred tax assets in China, in certain U.S. states and in Luxembourg, and we established valuation allowances of $23 million on certain net deferred tax assets in the U.S., India and Indonesia. Primarily as a result of a cumulative history of operating profits, we released the above noted valuation allowances in China and certain U.S. state tax jurisdictions. Additionally, a partial valuation allowance release was recognized in Luxembourg for $12 million as a result of significant changes in estimated future taxable income resulting from increased intercompany debt and, therefore, increased interest income in Luxembourg.

        During 2012, we amended certain prior year U.S. federal income tax filings and claimed $31 million of additional U.S. foreign tax credits. Due to uncertainty regarding our ability to actually utilize these credits before they expire in 2015, we established a partial valuation allowance of $21 million against the incremental deferred tax asset.

        During 2011, we released valuation allowances of $27 million on certain net deferred tax assets in France and Spain (as a result of recent profitability in our Pigments business), Singapore (as a result of a cumulative history of operating profits), Australia (as a result of discontinuing the unprofitable portion of the business operations in that country) and Luxembourg (as a result of significant changes in estimated future taxable income).

        Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2013	2012	2011
Valuation allowance as of January 1	$736	$756	$797
Valuation allowance as of December 31	814	736	756

Net decrease	(78)	20	41
Foreign currency movements	16	7	(30)
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(38)	(16)	5

Change in valuation allowance per rate reconciliation	$(100)	$11	$16

Components of change in valuation allowance affecting tax expense:
Pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(21)	$10	$(6)
Releases of valuation allowances in various jurisdictions	16	24	27
Establishments of valuation allowances in various jurisdictions	(95)	(23)	(5)

Change in valuation allowance per rate reconciliation	$(100)	$11	$16

Huntsman International

	2013	2012	2011
Valuation allowance as of January 1	$745	$768	$813
Valuation allowance as of December 31	832	745	768

Net decrease	(87)	23	45
Foreign currency movements	16	7	(30)
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(37)	(16)	4

Change in valuation allowance per rate reconciliation	$(108)	$14	$19

Components of change in valuation allowance affecting tax expense:
Pre-tax income (losses) in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(18)	$13	$(3)
Releases of valuation allowances in various jurisdictions	16	24	27
Establishments of valuation allowances in various jurisdictions	(106)	(23)	(5)

Change in valuation allowance per rate reconciliation	$(108)	$14	$19

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2013	2012
Unrecognized tax benefits as of January 1	$57	$39
Gross increases and decreases—tax positions taken during a prior period	39	15
Gross increases and decreases—tax positions taken during the current period	11	9
Decreases related to settlements of amounts due to tax authorities	(3)	(3)
Reductions resulting from the lapse of statutes of limitation	(7)	(3)
Foreign currency movements	(1)	—

Unrecognized tax benefits as of December 31	$96	$57

        As of December 31, 2013 and 2012, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $78 million and $37 million, respectively.

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2013	2012	2011
Interest expense included in tax expense	$2	$(1)	$5
Penalties expense included in tax expense	(1)	—	—

	December 31,
	2013	2012
Accrued liability for interest	$13	$10
Accrued liability for penalties	—	1

        We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
China	2001 and later
France	2002 and later
India	2004 and later
Italy	2009 and later
Malaysia	2003 and later
Switzerland	2007 and later
The Netherlands	2007 and later
United Kingdom	2011 and later
United States federal	2012 and later

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

        We estimate that it is reasonably possible that certain of our non-U.S. unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $3 million to $41 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

        During 2012, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, China, France and Italy. During 2012, we concluded and effectively settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, Hong Kong, Thailand and Japan. During 2011, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, Australia, China, France and Germany.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. As discussed, we made a distribution of a portion of our earnings in 2013 when the amount of foreign tax credits associated with the distribution was greater than the amount of tax otherwise due. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were approximately $194 million at December 31, 2013. It is not practicable to determine the unrecognized deferred tax liability on those earnings. We have material inter-company debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation and our ability to return cash to the U.S. through payments of inter-company debt owned by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend, we expect to utilize our inter-company debt. If any earnings were repatriated via dividend, we would need to accrue and pay taxes on the distributions.

18. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2014. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2013, 2012 and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. COMMITMENTS AND CONTINGENCIES (Continued)

2011, we made minimum payments of $7 million, nil and nil, respectively, under such take or pay contracts without taking the product.

        Total purchase commitments as of December 31, 2013 are as follows (dollars in millions):

Year ending December 31,
2014	$1,315
2015	515
2016	181
2017	91
2018	71
Thereafter	169

$2,342

OPERATING LEASES

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in our consolidated statements of operations is approximately $80 million, $79 million and $83 million for 2013, 2012 and 2011, respectively, net of sublease rentals of approximately $4 million for each of 2013, 2012 and 2011.

        Future minimum lease payments under operating leases as of December 31, 2013 are as follows (dollars in millions):

Year ending December 31,
2014	$83
2015	68
2016	59
2017	53
2018	50
Thereafter	174

$487

        Future minimum lease payments have not been reduced by minimum sublease rentals of $19 million due in the future under noncancelable subleases.

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

18. COMMITMENTS AND CONTINGENCIES (Continued)

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

	Year ended December 31,
	2013	2012	2011
Unresolved at beginning of period	1,080	1,080	1,116
Tendered during period	6	3	10
Resolved during period(1)	13	3	46
Unresolved at end of period	1,073	1,080	1,080

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

        We have never made any payments with respect to these cases. As of December 31, 2013, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2013.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. However, we may be entitled to insurance or other recoveries in some of these

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. COMMITMENTS AND CONTINGENCIES (Continued)

cases. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Year ended December 31,
	2013	2012	2011
Unresolved at beginning of period	50	36	37
Filed during period	3	21	11
Resolved during period	5	7	12
Unresolved at end of period	48	50	36

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $45,000, $559,000 and $584,000 during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accrual of $356,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of December 31, 2013.

Antitrust Matters

        We have been named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other asserted co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter are DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the Direct Purchasers since February 1, 2003. We and all other defendants settled the Direct Purchasers litigation and the court approved the settlement on December 13, 2013. We have paid the settlement in an amount immaterial to our consolidated financial statements.

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation. It is possible that additional claims will be filed by other Direct Purchasers who opted out of the class litigation.

        We have also been named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the Indirect Purchasers making essentially the same allegations as the Direct Purchasers. The Opt-Out Litigation and Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. COMMITMENTS AND CONTINGENCIES (Continued)

these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product than it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $211 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $156 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million, and we have made no accrual with respect to this matter.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2013, 2012 and 2011, our capital expenditures for EHS matters totaled $92 million, $105 million, and $92 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        Under CERCLA and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our consolidated financial statements.

        One of these sites, the North Maybe Canyon Mine site, involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by several companies, including a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA PRP for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential liabilities at this site.

        In addition, under the RCRA in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a clean-up notice by the EPA Victoria due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked the second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of December 31, 2013, we had an accrued liability of approximately $24 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be required for the clean up.

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

19. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $27 million and $34 million for environmental liabilities as of December 31, 2013 and 2012, respectively. Of these amounts, $5 million and $10 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2013 and 2012, respectively, and $22 million and $24 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2013 and 2012, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        The European Union regulatory framework for chemicals, called "REACH," became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations, our first phase registrations by the November 30, 2010 deadline and our second phase registrations by the May 31, 2013 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2018, our REACH implementation team is now strategically focused on the authorization phase of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the European Union, such as in Korea and Taiwan.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $4 million, $8 million and $5 million in 2013, 2012 and 2011, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the European Union, continues in its third phase. The European Union parliament continues with a process to formalized "backloading"—the withholding of GHG allowances to prop up carbon prices. In addition, the European Union has recently announced its intentions to cut GHG emissions to 40% below 1990 levels by 2040 and impose a 27% renewable energy requirement at the European Union level. In the U.S., California has commenced the first compliance period of its cap-and-trade program. In June 2013, China implemented its first pilot carbon emissions exchange in Shenzhen, China. Pilot carbon emissions schemes have also begun in Beijing, Shanghai, Guangdong, and Tianjin. Further expansion of China's regional cap-and-trade is planned, and ultimately it is expected that these regional systems will form the backbone of a national cap-and-trade program. As these programs have not been fully implemented and have experienced significant price volatility on low early trading volumes, we are unable at this time to determine their impact on our operations.

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will continue to be led by the EPA's GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Some of our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

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

        We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or European Union emissions trading scheme requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

        Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the DOJ notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

20. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

DIVIDENDS ON COMMON STOCK

        During each quarter of 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders for a total of $120 million of cash dividends paid during 2013. During each quarter of 2012, we paid cash dividends of $24 million, or $0.10 per share, to common stockholders for a total of $96 million of cash dividends paid during 2012.

21. STOCK-BASED COMPENSATION PLAN

        Under the Stock Incentive Plan, a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2013 we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of December 31, 2013, we had 6 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. STOCK-BASED COMPENSATION PLAN (Continued)

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2013	2012	2011
Huntsman Corporation compensation cost	$29	$27	$24
Huntsman International compensation cost	28	26	22

        The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $7 million, $6 million and $6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted averages of the assumptions utilized for all stock options granted during the year.

	Year ended December 31,
	2013	2012	2011
Dividend yield	2.8%	3.0%	2.3%
Expected volatility	62.5%	65.3%	65.6%
Risk-free interest rate	1.0%	1.3%	2.8%
Expected life of stock options granted during the period	5.6 years	6.6 years	6.6 years

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. STOCK-BASED COMPENSATION PLAN (Continued)

STOCK OPTIONS

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2013 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2013	10,517	$14.52
Granted	1,239	17.87
Exercised	(1,365)	9.65
Forfeited	(372)	21.18

Outstanding at December 31, 2013	10,019	15.39	4.9	$92

Exercisable at December 31, 2013	7,614	15.14	3.8	72

        The weighted-average grant-date fair value of stock options granted during 2013, 2012 and 2011 was $7.93, $6.36 and $9.17 per option, respectively. As of December 31, 2013, there was $10 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of stock options exercised was $14 million, $10 million and $19 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. STOCK-BASED COMPENSATION PLAN (Continued)

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2013 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2013	1,789		$13.87	638	$14.50
Granted	803		17.88	270	17.85
Vested	(753)	(1)	14.61	(314)	14.57
Forfeited	(9)		17.01	(20)	15.60

Nonvested at December 31, 2013	1,830		15.31	574	16.03

(1)
As of December 31, 2013, a total of 591,106 restricted stock units were vested, of which 74,768 vested during 2013. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of December 31, 2013, there was $21 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The value of share awards that vested during the years ended December 31, 2013, 2012 and 2011 was $18 million, $21 million and $23 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) consisted of the following (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2013	$269	$(1,036)	$7	$3	$(757)	$13	$(744)

Other comprehensive (loss) income before reclassifications	(23)	246	5	5	233	(5)	228
Amounts reclassified from accumulated other comprehensive loss(c)	—	(61)	—	—	(61)	—	(61)

Net current-period other comprehensive (loss) income	(23)	185	5	5	172	(5)	167

Ending balance, December 31, 2013	$246	$(851)	$12	$8	$(585)	$8	$(577)

(a)
Amounts are net of tax of $13 and $20 as of December 31, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $83 and $197 as of December 31, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2012	$218	$(800)	$8	$3	$(571)	$12	$(559)

Other comprehensive income (loss) before reclassifications	51	(194)	(1)	—	(144)	1	(143)
Amounts reclassified from accumulated other comprehensive loss(c)	—	(42)	—	—	(42)	—	(42)

Net current-period other comprehensive income (loss)	51	(236)	(1)	—	(186)	1	(185)

Ending balance, December 31, 2012	$269	$(1,036)	$7	$3	$(757)	$13	$(744)

(a)
Amounts are net of tax of $20 and $24 as of December 31, 2012 and January 1, 2012, respectively.

(b)
Amounts are net of tax of $197 and $124 as of December 31, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$8	$10	$9	(b)
Actuarial loss	(80)	(46)	(34)	(b)(c)
Settlement loss	(12)	(13)	—	(b)

	(84)	(49)	(25)	Total before tax
	23	7	5	Income tax expense

Total reclassifications for the period	$(61)	$(42)	$(20)	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 16. Employee Benefit Plans."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(c)
Amounts contain approximately $6 million, $4 million and $3 million of actuarial losses related to discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2013	$268	$(1,076)	$7	$(3)	$(804)	$13	$(791)

Other comprehensive (loss) income before reclassifications	(25)	259	5	5	244	(5)	239
Amounts reclassified from accumulated other comprehensive loss(c)	—	(66)	—	—	(66)	—	(66)

Net current-period other comprehensive (loss) income	(25)	193	5	5	178	(5)	173

Ending balance, December 31, 2013	$243	$(883)	$12	$2	$(626)	$8	$(618)

(a)
Amounts are net of tax of nil and $7 as of December 31, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $113 and $228 as of December 31, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2012	$217	$(845)	$8	$(3)	$(623)	$12	$(611)

Other comprehensive income (loss) before reclassifications	51	(185)	(1)	—	(135)	1	(134)
Amounts reclassified from accumulated other comprehensive loss(c)	—	(46)	—	—	(46)	—	(46)

Net current-period other comprehensive income (loss)	51	(231)	(1)	—	(181)	1	(180)

Ending balance, December 31, 2012	$268	$(1,076)	$7	$(3)	$(804)	$13	$(791)

(a)
Amounts are net of tax of $7 and $11 as of December 31, 2012 and January 1, 2012, respectively.

(b)
Amounts are net of tax of $228 and $155 as of December 31, 2012 and January 1, 2012, respectively.

(c)
See table below for details about these reclassifications.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$8	$10	$9	(b)
Actuarial loss	(86)	(51)	(39)	(b)(c)
Settlement loss	(12)	(13)	—	(b)

	(90)	(54)	(30)	Total before tax
	24	8	6	Income tax expense

Total reclassifications for the period	$(66)	$(46)	$(24)	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 16. Employee Benefit Plans."

(c)
Amounts contain approximately $6 million and $4 million and $3 million of actuarial losses related to discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

23. RELATED PARTY TRANSACTIONS

        Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2013	2012	2011
Sales to:
Unconsolidated affiliates	$232	$223	$180
Inventory purchases from:
Unconsolidated affiliates	597	565	465

        Pursuant to an agreement entered into in 2001, our subsidiary Airstar Corporation ("Airstar") subleases a Gulfstream IV-SP Aircraft (the "Aircraft") from Jstar Corporation ("Jstar"), a corporation wholly owned by Jon M. Huntsman. Jon M. Huntsman is the Executive Chairman and the father of our Chief Executive Officer, Peter R. Huntsman, and our director, Jon M. Huntsman, Jr. In 2011, this arrangement was extended for an additional 10 year period. Under this arrangement, monthly sublease payments from Airstar to Jstar are approximately $115,000, and an aggregate of $11 million is payable through the end of the remaining eight year lease term. These monthly sublease payments are used to fund financing costs paid by Jstar to a leasing company. An unrelated third party pays $2.4 million per year to our subsidiary for such third party's part-time use of the Aircraft (or an alternate owned by us if the Aircraft is unavailable), subject to an annual adjustment, which typically has been at least fair market value for the number of flight hours used by such third party. We bear all other costs of operating the Aircraft. In accordance with our Aircraft Use Policy, we have entered into aircraft time-sharing agreements with certain members of the Huntsman family, pursuant to which these persons pay for the costs of any personal use of the Aircraft by them.

        An agreement was reached prior to the initial public offering of our common stock in February 2005 with the Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman, to further the charitable interests of the Huntsman family, that we would donate our Salt Lake City office building and our option to acquire an adjacent undeveloped parcel of land to the foundation free of debt. On March 24, 2010, we completed this donation. At the time of the donation, the building had an appraised value of approximately $10 million. We continue to occupy and use a portion of the building under a lease pursuant to which we make annual lease payments of approximately $2 million to the Huntsman Foundation. During each of the years ended 2013, 2012 and 2011, we made payments of approximately $2 million to the Huntsman Foundation under the lease. The lease expires on December 31, 2018, subject to a five-year extension, at our option.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. RELATED PARTY TRANSACTIONS (Continued)

        Through May 2002, we paid the premiums on various life insurance policies for Jon M. Huntsman. These policies have been liquidated, and the cash values have been paid to Mr. Huntsman. Mr. Huntsman is indebted to us in the amount of approximately $2 million with accrued interest, which represents the insurance premiums paid on his behalf through May 2002. This amount is included in other noncurrent assets in our consolidated balance sheets.

24. OPERATING SEGMENT INFORMATION

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

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	textile chemicals and dyes
Pigments	titanium dioxide

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

	Year ended December 31,
	2013	2012	2011
Revenues:
Polyurethanes	$4,964	$4,894	$4,434
Performance Products	3,019	3,065	3,301
Advanced Materials	1,267	1,325	1,372
Textile Effects	811	752	737
Pigments	1,269	1,436	1,642
Eliminations	(251)	(285)	(265)

Total	$11,079	$11,187	$11,221

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$696	$726	$469
Performance Products	372	360	385
Advanced Materials	86	54	125
Textile Effects	(78)	(49)	(199)
Pigments	79	352	501
Corporate and other(2)	(261)	(251)	(236)

Subtotal	894	1,192	1,045
Discontinued Operations(3)	(5)	(5)	(6)

Total	889	1,187	1,039
Interest expense, net	(190)	(226)	(249)
Income tax expense—continuing operations	(125)	(169)	(109)
Income tax benefit—discontinued operations	2	3	5
Depreciation and amortization	(448)	(432)	(439)

Net income attributable to Huntsman Corporation	$128	$363	$247

Depreciation and Amortization:
Polyurethanes	$156	$152	$160
Performance Products	121	113	110
Advanced Materials	38	31	33
Textile Effects	17	23	27
Pigments	73	69	74
Corporate and other(2)	41	39	35

Subtotal	446	427	439
Discontinued Operations	2	5	—

Total	$448	$432	$439

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2013	2012	2011
Capital Expenditures:
Polyurethanes	$132	$107	$85
Performance Products	115	117	96
Advanced Materials	73	41	39
Textile Effects	31	27	34
Pigments	98	98	57
Corporate and other	22	22	19

Total	$471	$412	$330

	December 31,
	2013	2012	2011
Total Assets(4):
Polyurethanes	$2,839	$2,733	$2,687
Performance Products	2,320	2,242	2,205
Advanced Materials	918	909	874
Textile Effects	653	630	591
Pigments	1,469	1,536	1,376
Corporate and other	989	834	924

Total	$9,188	$8,884	$8,657

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2013	2012	2011
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$696	$726	$469
Performance Products	372	360	385
Advanced Materials	86	54	125
Textile Effects	(78)	(49)	(199)
Pigments	79	352	501
Corporate and other(2)	(262)	(251)	(236)

Subtotal	893	1,192	1,045
Discontinued Operations(3)	(5)	(5)	(6)

Total	888	1,187	1,039
Interest expense, net	(203)	(238)	(262)
Income tax expense—continuing operations	(137)	(179)	(113)
Income tax benefit—discontinued operations	2	3	5
Depreciation and amortization	(424)	(408)	(416)

Net income attributable to Huntsman International LLC	$126	$365	$253

Depreciation and Amortization:
Polyurethanes	$156	$152	$160
Performance Products	121	113	110
Advanced Materials	38	31	33
Textile Effects	17	23	27
Pigments	73	69	74
Corporate and other(2)	17	15	12

Subtotal	422	403	416
Discontinued Operations	2	5	—

Total	$424	$408	$416

Capital Expenditures:
Polyurethanes	$132	$107	$85
Performance Products	115	117	96
Advanced Materials	73	41	39
Textile Effects	31	27	34
Pigments	98	98	57
Corporate and other	22	22	19

Total	$471	$412	$330

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2013	2012	2011
Total Assets(4):
Polyurethanes	$2,839	$2,733	$2,687
Performance Products	2,320	2,242	2,205
Advanced Materials	918	909	874
Textile Effects	653	630	591
Pigments	1,469	1,536	1,376
Corporate and other	1,212	820	597

Total	$9,411	$8,870	$8,330

(1)
Segment EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, expenses associated with the Terminated Merger and related litigation (Huntsman Corporation only), unallocated restructuring, impairment and plant closing costs and non-operating income and expense.

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented.

(4)
Effective in the fourth quarter of 2013, we began reclassifying cash and deferred tax amounts from our business segments to Corporate and other and we began reclassifying intercompany investment amounts from our business segments to Corporate and other to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

  mirror the treatment of related elimination amounts. The amounts for prior periods have been reclassified to conform to the current presentation.

	Year ended December 31,
	2013	2012	2011
By Geographic Area
Revenues(1):
United States	$3,319	$3,347	$3,470
China	1,081	1,040	944
Mexico	853	954	723
Germany	586	600	638
Italy	437	465	558
Other nations	4,803	4,781	4,888

Total	$11,079	$11,187	$11,221

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2013	2012	2011
Long-lived assets(2):
Huntsman Corporation
United States	$1,422	$1,387	$1,390
The Netherlands	356	351	310
United Kingdom	312	314	306
Saudi Arabia	220	231	243
Germany	200	201	205
China	202	169	162
Italy	197	164	152
Switzerland	154	163	166
France	162	154	126
Spain	138	147	157
Other nations	461	464	405

Total	$3,824	$3,745	$3,622

Huntsman International
United States	$1,357	$1,299	$1,278
The Netherlands	356	351	310
United Kingdom	312	314	306
Saudi Arabia	220	231	243
Germany	200	201	205
China	202	169	162
Italy	197	164	152
Switzerland	154	163	166
France	162	154	126
Spain	138	147	157
Other nations	461	463	405

Total	$3,759	$3,656	$3,510

(1)
Geographic information for revenues is based upon countries into which product is sold.

(2)
Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. There are no contractual restrictions limiting transfers of cash from Guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$308	$—	$207	$—	$515
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	28	130	1,384	—	1,542
Accounts receivable from affiliates	2,386	4,823	140	(7,024)	325
Inventories	112	297	1,339	(7)	1,741
Prepaid expenses	70	64	47	(120)	61
Deferred income taxes	12	—	59	(18)	53
Other current assets	379	4	199	(382)	200

Total current assets	3,295	5,318	3,384	(7,551)	4,446
Property, plant and equipment, net	390	954	2,414	1	3,759
Investment in unconsolidated affiliates	5,393	1,178	178	(6,464)	285
Intangible assets, net	48	1	39	—	88
Goodwill	(17)	82	66	—	131
Deferred income taxes	323	—	239	(319)	243
Notes receivable from affiliates	22	658	1	(680)	1
Other noncurrent assets	67	172	220	(1)	458

Total assets	$9,521	$8,363	$6,541	$(15,014)	$9,411

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50	$267	$750	$—	$1,067
Accounts payable to affiliates	3,655	1,476	1,946	(7,024)	53
Accrued liabilities	138	517	590	(503)	742
Deferred income taxes	—	57	8	(21)	44
Note payable to affiliate	100	—	—	—	100
Current portion of debt	28	—	249	—	277

Total current liabilities	3,971	2,317	3,543	(7,548)	2,283
Long-term debt	3,290	—	343	—	3,633
Notes payable to affiliates	772	—	687	(680)	779
Deferred income taxes	25	200	39	39	303
Other noncurrent liabilities	137	140	661	—	938

Total liabilities	8,195	2,657	5,273	(8,189)	7,936
Equity
Huntsman International LLC members' equity
Members' equity	3,138	4,354	2,215	(6,569)	3,138
Accumulated deficit	(1,194)	66	(450)	384	(1,194)
Accumulated other comprehensive (loss) income	(618)	1,286	(645)	(641)	(618)

Total Huntsman International LLC members' equity	1,326	5,706	1,120	(6,826)	1,326
Noncontrolling interests in subsidiaries	—	—	148	1	149

Total equity	1,326	5,706	1,268	(6,825)	1,475

Total liabilities and equity	$9,521	$8,363	$6,541	$(15,014)	$9,411

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2012
(In Millions)

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

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$1,039	$3,193	$6,615	$—	$10,847
Related party sales	315	470	1,277	(1,830)	232

Total revenues	1,354	3,663	7,892	(1,830)	11,079
Cost of goods sold	1,097	2,904	7,137	(1,829)	9,309

Gross profit	257	759	755	(1)	1,770
Selling, general and administrative	168	131	637	—	936
Research and development	51	38	51	—	140
Other operating (income) expense	(6)	(10)	26	—	10
Restructuring, impairment and plant closing costs	13	15	123	—	151

Operating income (loss)	31	585	(82)	(1)	533
Interest (expense) income, net	(185)	43	(61)	—	(203)
Equity in income (loss) of investment in affiliates and subsidiaries	118	(134)	8	16	8
Loss on early extinguishment of debt	(51)	—	—	—	(51)
Other income	2	—	2	(2)	2

Loss (income) from continuing operations before income taxes	(85)	494	(133)	13	289
Income tax benefit (expense)	210	(200)	26	(173)	(137)

Income (loss) from continuing operations	125	294	(107)	(160)	152
Income (loss) from discontinued operations, net of tax	1	(1)	(5)	—	(5)

Net income (loss)	126	293	(112)	(160)	147
Net income attributable to noncontrolling interests	—	—	(22)	1	(21)

Net income (loss) attributable to Huntsman International LLC	$126	$293	$(134)	$(159)	$126

Net income (loss)	$126	$293	$(112)	$(160)	$147
Other comprehensive income	173	34	48	(77)	178
Comprehensive income attributable to noncontrolling interests	—	—	(23)	(3)	(26)

Comprehensive income (loss) attributable to Huntsman International LLC	$299	$327	$(87)	$(240)	$299

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$932	$3,443	$6,589	$—	$10,964
Related party sales	745	447	1,161	(2,130)	223

Total revenues	1,677	3,890	7,750	(2,130)	11,187
Cost of goods sold	1,424	3,003	6,849	(2,130)	9,146

Gross profit	253	887	901	—	2,041
Selling, general and administrative	191	120	623	—	934
Research and development	47	36	69	—	152
Other operating (income) expense	(5)	2	(3)	—	(6)
Restructuring, impairment and plant closing costs	4	7	81	—	92

Operating income	16	722	131	—	869
Interest (expense) income, net	(207)	42	(73)	—	(238)
Equity in income of investment in affiliates and subsidiaries	503	40	9	(545)	7
Loss on early extinguishment of debt	(80)	—	—	—	(80)
Other (expense) income	(12)	14	(1)	—	1

Income from continuing operations before income taxes	220	818	66	(545)	559
Income tax benefit (expense)	141	(243)	1	(78)	(179)

Income from continuing operations	361	575	67	(623)	380
Income (loss) from discontinued operations, net of tax	4	1	(12)	—	(7)

Income before extraordinary gain	365	576	55	(623)	373
Extraordinary gain on the acquisition of a
business, net of tax of nil	—	—	2	—	2

Net income	365	576	57	(623)	375
Net income attributable to noncontrolling interests	—	—	(16)	6	(10)

Net income attributable to Huntsman International LLC	$365	$576	$41	$(617)	$365

Net income	$365	$576	$57	$(623)	$375
Other comprehensive loss	(180)	(250)	(148)	397	(181)
Comprehensive income attributable to
noncontrolling interests	—	—	(16)	7	(9)

Comprehensive income (loss) attributable to Huntsman International LLC	$185	$326	$(107)	$(219)	$185

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2011
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$885	$3,349	$6,807	$—	$11,041
Related party sales	453	493	1,098	(1,864)	180

Total revenues	1,338	3,842	7,905	(1,864)	11,221
Cost of goods sold	1,178	3,160	6,855	(1,830)	9,363

Gross profit	160	682	1,050	(34)	1,858
Selling, general and administrative	182	97	637	—	916
Research and development	50	34	82	—	166
Other operating expense (income)	35	(18)	(37)	—	(20)
Restructuring, impairment and plant closing costs	1	—	166	—	167

Operating (loss) income	(108)	569	202	(34)	629
Interest (expense) income, net	(216)	43	(89)	—	(262)
Equity in income of investment in affiliates and subsidiaries	381	77	9	(459)	8
Loss on early extinguishment of debt	(7)	—	—	—	(7)
Other (expense) income	(35)	—	1	36	2

Income from continuing operations before income taxes	15	689	123	(457)	370
Income tax benefit (expense)	232	(210)	(35)	(100)	(113)

Income from continuing operations	247	479	88	(557)	257
Income (loss) from discontinued operations, net of tax	6	(1)	(6)	—	(1)

Income before extraordinary gain	253	478	82	(557)	256
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	4	—	4

Net income	253	478	86	(557)	260
Net income attributable to noncontrolling interests	—	(2)	(6)	1	(7)

Net income attributable to Huntsman International LLC	$253	$476	$80	$(556)	$253

Net income	$253	$478	$86	$(557)	$260
Other comprehensive loss	(257)	(98)	(232)	325	(262)
Comprehensive income attributable to noncontrolling interests	—	(3)	(1)	2	(2)

Comprehensive (loss) income attributable to Huntsman International LLC	$(4)	377	$(147)	$(230)	$(4)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$113	$167	$456	$(2)	$734

Investing activities:
Capital expenditures	(52)	(134)	(285)	—	(471)
Cash received from unconsolidated affiliates	—	71	—	—	71
Investment in affiliate	68	(11)	—	(57)	—
Investment in unconsolidated affiliates	—	(60)	(44)	—	(104)
Acquisition of a business, net of cash acquired	(66)	—	—	—	(66)
Proceeds from sale of businesses/assets	—	—	2	—	2
Increase in receivable from affiliate	(48)	—	—	—	(48)
Other, net	(2)	—	4	—	2

Net cash used in investing activities	(100)	(134)	(323)	(57)	(614)

Financing activities:
Net repayments under revolving loan facilities	—	—	(4)	—	(4)
Net borrowings on overdraft facilities	—	—	(9)	—	(9)
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	15	—	15
Repayments of long-term debt	(761)	—	(79)	—	(840)
Proceeds from issuance of long-term debt	978	—	1	—	979
Proceeds from notes payable to affiliate	177	—	—	—	177
Repayments of notes payable	(33)	—	(7)	—	(40)
Borrowings on notes payable	33	—	2	—	35
Debt issuance costs paid	(11)	—	—	—	(11)
Call premiums and other costs related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	11	(24)	13	—
Distribution to parent	—	(44)	—	44	—
Dividends paid to parent	(96)	(2)	—	2	(96)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	4	—	(1)	—	3

Net cash provided by (used in) financing activities	288	(35)	(124)	59	188
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	301	(2)	6	—	305
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$308	$—	$207	$—	$515

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$85	269	$508	$(2)	$860

Investing activities:
Capital expenditures	(23)	(111)	(278)	—	(412)
Cash received from unconsolidated affiliates	—	80	2	—	82
Investment in affiliate	225	(62)	48	(211)	—
Investment in unconsolidated affiliates	(3)	(100)	(24)	—	(127)
Acquisition of businesses, net of cash acquired	—	—	(18)	—	(18)
Proceeds from sale of businesses/assets	—	—	6	—	6
Increase in receivable from affiliate	(108)	—	—	—	(108)
Other, net	—	1	(1)	(1)	(1)

Net cash provided by (used in) investing activities	91	(192)	(265)	(212)	(578)

Financing activities:
Net repayments under revolving loan facilities	—	—	(15)	—	(15)
Net borrowings on overdraft facilities	—	—	2	—	2
Repayments of short-term debt	—	—	(53)	—	(53)
Repayments of long-term debt	(625)	—	(69)	—	(694)
Proceeds from issuance of long-term debt	400	—	5	—	405
Repayments of notes payable to affiliate	(139)	—	—	—	(139)
Proceeds from notes payable to affiliate	299	—	—	—	299
Repayments of notes payable	(33)	—	(4)	—	(37)
Borrowings on notes payable	33	—	1	—	34
Debt issuance costs paid	(11)	—	—	—	(11)
Call premiums related to early extinguishment of debt	(2)	—	—	—	(2)
Contribution from parent	—	14	—	(14)	—
Distribution to parent	—	(87)	(138)	225	—
Dividends paid to parent	(96)	(2)	(1)	3	(96)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	(3)	—	—	—	(3)

Net cash used in financing activities	(173)	(75)	(272)	214	(306)
Effect of exchange rate changes on cash	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	3	2	(26)	—	(21)
Cash and cash equivalents at beginning of period	4	—	227	—	231

Cash and cash equivalents at end of period	$7	2	$201	$—	$210

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$304	$99	$34	$(5)	$432

Investing activities:
Capital expenditures	(21)	(70)	(239)	—	(330)
Cash received from unconsolidated affiliates	—	30	2	—	32
Investment in affiliates	(56)	(16)	—	72	—
Investment in unconsolidated affiliate	—	(26)	—	—	(26)
Proceeds from settlements treated as reimbursement of capital expenditures	—	—	3	—	3
Acquisition of businesses, net of cash acquired	—	—	(34)	—	(34)
Cash assumed in connection with the initial consolidation of a variable interest entity	—	—	28	—	28
Proceeds from sale of businesses/assets	—	8	40	—	48
Increase in receivable from affiliate	(57)	—	—	—	(57)
Other, net	—	—	(4)	3	(1)

Net cash used in investing activities	(134)	(74)	(204)	75	(337)

Financing activities:
Net repayments under revolving loan facilities	—	—	(2)	—	(2)
Net borrowings on overdraft facilities	—	—	9	—	9
Repayments of short-term debt	—	—	(187)	—	(187)
Borrowings on short-term debt	—	—	162	—	162
Repayments of long-term debt	(305)	—	(103)	—	(408)
Proceeds from issuance of long-term debt	—	—	98	—	98
Repayments of notes payable to affiliate	(105)	—	—	—	(105)
Proceeds from notes payable to affiliate	105	—	—	—	105
Repayments of notes payable	(32)	—	(2)	—	(34)
Borrowings on notes payable	33	—	2	—	35
Debt issuance costs paid	(7)	—	—	—	(7)
Call premiums related to early extinguishment of debt	(6)	—	—	—	(6)
Contribution from parent	—	(32)	104	(72)	—
Dividends paid to parent	(79)	(2)	—	2	(79)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Excess tax benefit related to stock-based compensation	10	—	—	—	10
Other, net	—	—	—	—	—

Net cash (used in) provided by financing activities	(386)	(34)	72	(70)	(418)

Effect of exchange rate changes on cash	—	—	(7)	—	(7)

Decrease in cash and cash equivalents	(216)	(9)	(105)	—	(330)
Cash and cash equivalents at beginning of period	220	9	332	—	561

Cash and cash equivalents at end of period	$4	$—	$227	$—	$231

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012 is as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$2,702	$2,830	$2,842	$2,705
Gross profit	349	451	507	446
Restructuring, impairment and plant closing costs	44	29	37	41
(Loss) income from continuing operations	(15)	54	72	43
Net (loss) income	(17)	54	70	42
Net (loss) income attributable to Huntsman Corporation	(24)	47	64	41
Basic income (loss) per share(3):
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.09)	0.20	0.28	0.17
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.10)	0.20	0.27	0.17
Diluted (loss) income per share(3):
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.09)	0.19	0.27	0.17
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.10)	0.19	0.26	0.17

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2012(1)	June 30, 2012	September 30, 2012(1)	December 31, 2012(1)(2)
Revenues	$2,913	$2,914	$2,741	$2,619
Gross profit	550	527	537	420
Restructuring, impairment and plant closing costs	—	5	47	40
Income (loss) from continuing operations	167	130	120	(39)
Income (loss) before extraordinary gain	163	128	119	(39)
Net income (loss)	163	128	120	(38)
Net income (loss) attributable to Huntsman Corporation	163	124	116	(40)
Basic income (loss) per share(3):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.71	0.53	0.49	(0.17)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.69	0.52	0.49	(0.17)
Diluted income (loss) per share(3):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.70	0.52	0.48	(0.17)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.68	0.52	0.48	(0.17)

Huntsman International

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$2,702	$2,830	$2,842	$2,705
Gross profit	353	456	511	450
Restructuring, impairment and plant closing costs	44	29	37	41
(Loss) income from continuing operations	(14)	56	76	34
Net (loss) income	(16)	56	74	33
Net (loss) income attributable to Huntsman International LLC	(23)	49	68	32

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2012(1)	June 30, 2012	September 30, 2012(1)	December 31, 2012(1)(2)
Revenues	$2,913	$2,914	$2,741	$2,619
Gross profit	554	532	542	413
Restructuring, impairment and plant closing costs	—	5	47	40
Income (loss) from continuing operations	170	133	121	(44)
Income (loss) before extraordinary gain	166	131	120	(44)
Net income (loss)	166	131	121	(43)
Net income (loss) attributable to Huntsman International LLC	166	127	117	(45)

(1)
During 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs. In connection with this program, we recorded restructuring expenses of $5 million, $32 million and $1 million in the first, third and fourth quarters of 2012, respectively.

(2)
During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and ensure its long-term global competitiveness. In connection with this global transformational change program, we recorded charges of $28 million related primarily to workforce reduction costs.

Also during the fourth quarter of 2012, we recorded a loss on early extinguishment of debt of $77 million in connection with the redemption of $400 million of our 2016 Senior Notes.

(3)
Basic and diluted income per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant
HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$5	$177
Receivable from affiliate	7	13
Note receivable from affiliate	100	100

Total current assets	112	290
Note receivable from affiliate-long-term	772	595
Investment in and advances to affiliates	1,399	1,146

Total assets	$2,283	$2,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to affiliate	$292	$250
Accrued liabilities	2	2

Total current liabilities	294	252
Other long-term liabilities	9	6

Total liabilities	303	258

STOCKHOLDERS' EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 245,930,859 and 243,813,779 issued and 240,401,442 and 238,273,422 outstanding in 2013 and 2012, respectively	2	2
Additional paid-in capital	3,305	3,264
Treasury stock, 4,043,526 shares at both December 31, 2013 and 2012	(50)	(50)
Unearned stock-based compensation	(13)	(12)
Accumulated deficit	(687)	(687)
Accumulated other comprehensive loss	(577)	(744)

Total stockholders' equity	1,980	1,773

Total liabilities and stockholders' equity	$2,283	$2,031

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS
(In Millions)

	Year ended December 31,
	2013	2012	2011
Selling, general and administrative	$(13)	$(3)	$(15)
Interest income, net	13	13	13
Equity in income of subsidiaries	32	257	170
Dividend income—affiliate	96	96	79
Income tax benefit	—	—	—

Net income	$128	$363	$247

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Millions)

	Year ended December 31,
	2013	2012	2011
Net income	$128	$363	$247
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of $13, $20 and $24 in 2013, 2012 and 2011, respectively	(23)	51	(80)
Pension and other postretirement benefits adjustments, net of tax of $83, $197 and $124 in 2013, 2012 and 2011, respectively	185	(236)	(187)
Other, net	31	9	7

Other comprehensive income (loss), net of tax	193	(176)	(260)

Comprehensive income (loss)	321	187	(13)
Comprehensive income attributable to noncontrolling interests	(26)	(9)	(2)

Comprehensive income (loss) attributable to Huntsman Corporation	$295	$178	$(15)

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS' EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Total equity
Balance, January 1, 2011	236,799,455	$2	$3,186	$—	$(11)	$(1,090)	$(297)	$1,790
Net income	—	—	—	—	—	247	—	247
Other comprehensive loss	—	—	—	—	—	—	(262)	(262)
Issuance of nonvested stock awards	—	—	11	—	(11)	—	—	—
Vesting of stock awards	2,229,418	—	13	—	—	—	—	13
Recognition of stock-based compensation	—	—	5	—	10	—	—	15
Repurchase of common stock	(4,043,526)	—	—	(50)	—	—	—	(50)
Repurchase and cancellation of stock awards	(507,624)	—	—	—	—	(8)	—	(8)
Stock options exercised	1,268,364	—	3	—	—	—	—	3
Excess tax benefit related to stock- based compensation	—	—	10	—	—	—	—	10
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2011	235,746,087	2	3,228	(50)	(12)	(947)	(559)	1,662
Net income	—	—	—	—	—	363	—	363
Other comprehensive loss	—	—	—	—	—	—	(185)	(185)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—
Vesting of stock awards	2,162,043	—	10	—	—	—	—	10
Recognition of stock-based compensation	—	—	9	—	12	—	—	21
Repurchase and cancellation of stock awards	(537,039)	—	—	—	—	(7)	—	(7)
Stock options exercised	902,331	—	3	—	—	—	—	3
Excess tax benefit related to stock- based compensation	—	—	4	—	—	—	—	4
Acquisition of a business	—		(2)	—	—	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2012	238,273,422	2	3,264	(50)	(12)	(687)	(744)	1,773
Net income	—	—	—	—	—	128	—	128
Other comprehensive income	—	—	—	—	—	—	167	167
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	8	—	13	—	—	21
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	(6)
Stock options exercised	1,364,341	—	13	—	—	—	—	13
Excess tax benefit related to stock- based compensation	—	—	1	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	(2)
Dividends declared on common stock	—	—	—	—	—	(120)	—	(120)

Balance, December 31, 2013	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$1,980

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$128	$363	$247
Equity in income of subsidiaries	(32)	(257)	(170)
Stock-based compensation	1	1	1
Noncash interest expense (income)	6	(13)	(13)
Changes in operating assets and liabilities	63	128	62

Net cash provided by operating activities	166	222	127

Investing Activities:
Loan to affiliate	(177)	(299)	(105)
Repayments of loan by affiliate	—	139	105

Net cash used in investing activities	(177)	(160)	—

Financing Activities:
Dividends paid to common stockholders	(120)	(96)	(96)
Repurchase and cancellation of stock awards	(6)	(7)	(8)
Proceeds from issuance of common stock	13	3	3
Repuchase of common stock	—	—	(50)
Increase in payable to affiliates	(48)	(108)	(57)
Other, net	—	—	(1)

Net cash used in financing activities	(161)	(208)	(209)

Decrease in cash and cash equivalents	(172)	(146)	(82)
Cash and cash equivalents at beginning of period	177	323	405

Cash and cash equivalents at end of period	$5	$177	$323

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$47	$2	$(7)	$—	$42
Year ended December 31, 2012	46	4	(3)	—	47
Year ended December 31, 2011	52	(4)	(2)	—	46

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (Credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$47	$2	$(7)	$—	$42
Year ended December 31, 2012	46	4	(3)	—	47
Year ended December 31, 2011	52	(4)	(2)	—	46

EXHIBIT INDEX

Number	Description
2.1	Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013)
3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Fourth Amended and Restated Bylaws of Huntsman Corporation effective September 12, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 12, 2013)
4.1
Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))
4.2	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)
4.3
Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)
4.4
Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)
4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008)
4.6
Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008)
4.7
Indenture, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on March 19, 2010)
4.8	Form of 8.625% Senior Subordinated Note due 2020 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on March 19, 2010)
4.9	Form of Guarantee (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on March 19, 2010)
4.10
Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.11	Form of 8.625% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.12	Form of Guarantee (included as Exhibit E to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)

Number	Description
4.13	Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)
4.14	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)
4.15	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.24) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)
4.16
Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2013)
4.17	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2013)
4.18	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2013)
10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.3
Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.4
Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.6
Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.9
Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))

Number	Description
10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)
10.11
Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))
10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.16
Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))
10.17
Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2007 (File No. 001-32427))
10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008)
10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008)
10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008)
10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008)
10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008)
10.23
Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008)
10.24
Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008)

Number	Description
10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)
10.26
Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)
10.27
Form of Registration Rights Agreement dated as of June 23, 2009, by and among Huntsman International LLC, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on June 23, 2009)
10.28
Voting Agreement, dated as of June 22, 2009, by and among Huntsman International LLC, Deutsche Bank AG New York Branch and Credit Suisse, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed on June 23, 2009)
10.29
U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)
10.30
U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)
10.31
European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)
10.32
European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)
10.33
Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)
10.34
Registration Rights Agreement, dated as of March 17, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 19, 2010)

Number	Description
10.35	Registration Rights Agreement, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on September 30, 2010)
10.36
Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)
10.37
Registration Rights Agreement, dated as of November 12, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 15, 2010)
10.38	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)
10.39	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)
10.40	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)
10.41	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)
10.42	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)
10.43	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)
10.44
Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)
10.45
Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)
10.46
Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
10.47	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)
10.48	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)
10.49	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)

Number	Description
10.50	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)
10.51
Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)
10.52
Registration Rights Agreement, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Wells Fargo Securities, LLC, PNC Capital Markets LLC and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 19, 2012)
10.53	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)
10.54	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)
10.55	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.56 to our annual report on Form 10-K filed on February 12, 2013)
10.56
Registration Rights Agreement, dated as of March 4, 2013, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers(incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 4, 2013)
10.57
Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)
10.58
Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)
10.59	Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 2, 2013)
10.60	Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013)
10.61
Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)

Number		Description
10.62		Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)
10.63		Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2013)
10.64
Registration Rights Agreement, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein and Citigroup Global Markets Limited, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 23, 2013)
10.65	*	Consulting Agreement effective January 1, 2014 between Huntsman International LLC and Jon M. Huntsman, Jr.

21.1	*	Subsidiaries of Huntsman Corporation

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.