Form 10-Q
period 2014-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2014-04-29
CIK 1307954, 1089748

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and . smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

          On April 21, 2014, 242,782,684 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

 HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2014

 PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$277	$520
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $41 and $42, respectively), ($876 and $521 pledged as collateral, respectively)(a)	1,691	1,542
Accounts receivable from affiliates	33	33
Inventories(a)	1,911	1,741
Prepaid expenses	52	61
Deferred income taxes	53	53
Other current assets(a)	202	200

Total current assets	4,228	4,159
Property, plant and equipment, net(a)	3,794	3,824
Investment in unconsolidated affiliates	285	285
Intangible assets, net(a)	82	87
Goodwill	130	131
Deferred income taxes	241	243
Notes receivable from affiliates	—	1
Other noncurrent assets(a)	467	458

Total assets	$9,227	$9,188

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,144	$1,067
Accounts payable to affiliates	41	46
Accrued liabilities(a)	717	726
Deferred income taxes	43	43
Current portion of debt(a)	270	277

Total current liabilities	2,215	2,159
Long-term debt(a)	3,621	3,633
Notes payable to affiliates	5	6
Deferred income taxes	292	313
Other noncurrent liabilities(a)	917	948

Total liabilities	7,050	7,059
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 246,823,206 and 245,930,859 issued and 241,327,794 and 240,401,442 outstanding in 2014 and 2013, respectively	2	2
Additional paid-in capital	3,334	3,305
Treasury stock, 4,043,526 shares at both March 31, 2014 and December 31, 2013	(50)	(50)
Unearned stock-based compensation	(23)	(13)
Accumulated deficit	(669)	(687)
Accumulated other comprehensive loss	(574)	(577)

Total Huntsman Corporation stockholders' equity	2,020	1,980
Noncontrolling interests in subsidiaries	157	149

Total equity	2,177	2,129

Total liabilities and equity	$9,227	$9,188

(a)
At March 31, 2014 and December 31, 2013, respectively, $34 and $39 of cash and cash equivalents, $9 each of restricted cash, $47 and $41 of accounts and notes receivable (net), $64 and $54 of inventories, $4 and $3 of other current assets, $363 and $369 of property, plant and equipment (net), $16 and $17 of intangible assets (net), $30 and $28 of other noncurrent assets, $85 and $73 of accounts payable, $30 and $32 of accrued liabilities, $179 and $183 of current portion of debt, $59 and $64 of long-term debt, and $43 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2014	2013
Revenues:
Trade sales, services and fees, net	$2,693	$2,635
Related party sales	62	67

Total revenues	2,755	2,702
Cost of goods sold	2,305	2,353

Gross profit	450	349
Operating expenses:
Selling, general and administrative	229	226
Research and development	36	36
Other operating income	(4)	(7)
Restructuring, impairment and plant closing costs	39	44

Total expenses	300	299

Operating income	150	50
Interest expense	(48)	(51)
Equity in income of investment in unconsolidated affiliates	2	1
Loss on early extinguishment of debt	—	(35)
Other income	1	—

Income (loss) from continuing operations before income taxes	105	(35)
Income tax (expense) benefit	(36)	20

Income (loss) from continuing operations	69	(15)
Loss from discontinued operations	(7)	(2)

Net income (loss)	62	(17)
Net income attributable to noncontrolling interests	(8)	(7)

Net income (loss) attributable to Huntsman Corporation	$54	$(24)

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.25	$(0.09)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.03)	(0.01)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.22	$(0.10)

Weighted average shares	240.9	239.0

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.25	$(0.09)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.03)	(0.01)

Net income (loss) attributable to Huntsman Corporation common stockholders	$0.22	$(0.10)

Weighted average shares	244.5	239.0

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$61	$(22)
Loss from discontinued operations, net of tax	(7)	(2)

Net income (loss)	$54	$(24)

Dividends per share	$0.125	$0.125

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In Millions)

	Three months ended March 31,
	2014	2013
Net income (loss)	$62	$(17)
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of nil and $2, respectively	(2)	(67)
Pension and other postretirement benefits adjustments, net of tax of $(3) and $(10), respectively	9	33
Other, net	—	1

Other comprehensive income (loss)	7	(33)

Comprehensive income (loss)	69	(50)
Comprehensive income attributable to noncontrolling interests	(12)	(7)

Comprehensive income (loss) attributable to Huntsman Corporation	$57	$(57)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit			Total equity
Balance, January 1, 2014	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$149	$2,129
Net income	—	—	—	—	—	54	—	8	62
Other comprehensive income	—	—	—	—	—	—	3	4	7
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	997,196	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(295,205)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	224,361	—	4	—	—	—	—	—	4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(30)	—	—	(30)

Balance, March 31, 2014	241,327,794	$2	$3,334	$(50)	$(23)	$(669)	$(574)	$157	$2,177

Balance, January 1, 2013	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$123	$1,896
Net (loss) income	—	—	—	—	—	(24)	—	7	(17)
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)
Issuance of nonvested stock awards	—	—	13	—	(13)	—	—	—	—
Vesting of stock awards	1,045,187	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(301,212)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	637,673	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(30)	—	—	(30)

Balance, March 31, 2013	239,655,070	$2	$3,288	$(50)	$(21)	$(747)	$(777)	$130	$1,825

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$62	$(17)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(2)	(1)
Depreciation and amortization	123	107
Loss on early extinguishment of debt	—	35
Noncash interest expense	1	2
Deferred income taxes	(23)	(67)
Noncash loss on foreign currency transactions	3	10
Stock-based compensation	8	8
Impairment of assets	6	1
Other, net	—	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(149)	(85)
Inventories	(172)	(9)
Prepaid expenses	9	1
Other current assets	(3)	16
Other noncurrent assets	(4)	(73)
Accounts payable	107	10
Accrued liabilities	(12)	(44)
Other noncurrent liabilities	(21)	28

Net cash used in operating activities	(67)	(74)

Investing Activities:
Capital expenditures	(107)	(89)
Cash received from unconsolidated affiliates	15	15
Investment in unconsolidated affiliates	(11)	(5)
Acquisition of businesses, net of cash acquired	—	(7)
Other, net	(1)	1

Net cash used in investing activities	(104)	(85)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Three months ended March 31,
	2014	2013
Financing Activities:
Net borrowings under revolving loan facilities	$2	$—
Net borrowings on overdraft facilities	4	1
Repayments of short-term debt	(3)	(5)
Borrowings on short-term debt	1	13
Repayments of long-term debt	(22)	(413)
Proceeds from issuance of long-term debt	—	473
Repayments of notes payable	(10)	(10)
Borrowings on notes payable	1	—
Debt issuance costs paid	(2)	—
Contingent consideration paid for acquisition	(6)	—
Call premiums related to early extinguishment of debt	—	(4)
Dividends paid to common stockholders	(30)	(30)
Repurchase and cancellation of stock awards	(6)	(6)
Proceeds from issuance of common stock	4	3
Excess tax benefit related to stock-based compensation	1	1
Other, net	(5)	(2)

Net cash (used in) provided by financing activities	(71)	21

Effect of exchange rate changes on cash	(1)	(2)

Increase (decrease) in cash and cash equivalents	(243)	(140)
Cash and cash equivalents at beginning of period	520	387

Cash and cash equivalents at end of period	$277	$247

Supplemental cash flow information:
Cash paid for interest	$54	$59
Cash paid for income taxes	46	17

        During the three months ended March 31, 2014 and 2013, the amount of capital expenditures in accounts payable decreased by $25 million each. During the three months ended March 31, 2014 and 2013, we acquired assets under capital leases of $10 million and nil, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$205	$515
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $41 and $42, respectively), ($876 and $521 pledged as collateral, respectively)(a)	1,691	1,542
Accounts receivable from affiliates	332	325
Inventories(a)	1,911	1,741
Prepaid expenses	50	61
Deferred income taxes	53	53
Other current assets(a)	202	200

Total current assets	4,453	4,446
Property, plant and equipment, net(a)	3,735	3,759
Investment in unconsolidated affiliates	285	285
Intangible assets, net(a)	83	88
Goodwill	130	131
Deferred income taxes	240	243
Notes receivable from affiliates	—	1
Other noncurrent assets(a)	467	458

Total assets	$9,393	$9,411

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,144	$1,067
Accounts payable to affiliates	51	53
Accrued liabilities(a)	733	742
Deferred income taxes	44	44
Note payable to affiliate	100	100
Current portion of debt(a)	270	277

Total current liabilities	2,342	2,283
Long-term debt(a)	3,621	3,633
Notes payable to affiliates	712	779
Deferred income taxes	282	303
Other noncurrent liabilities(a)	914	938

Total liabilities	7,871	7,936
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,146	3,138
Accumulated deficit	(1,167)	(1,194)
Accumulated other comprehensive loss	(614)	(618)

Total Huntsman International LLC members' equity	1,365	1,326
Noncontrolling interests in subsidiaries	157	149

Total equity	1,522	1,475

Total liabilities and equity	$9,393	$9,411

(a)
At March 31, 2014 and December 31, 2013, respectively, $34 and $39 of cash and cash equivalents, $9 each of restricted cash, $47 and $41 of accounts and notes receivable (net), $64 and $54 of inventories, $4 and $3 of other current assets, $363 and $369 of property, plant and equipment (net), $16 and $17 of intangible assets (net), $30 and $28 of other noncurrent assets, $85 and $73 of accounts payable, $30 and $32 of accrued liabilities, $179 and $183 of current portion of debt, $59 and $64 of long-term debt, and $43 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2014	2013
Revenues:
Trade sales, services and fees, net	$2,693	$2,635
Related party sales	62	67

Total revenues	2,755	2,702
Cost of goods sold	2,300	2,349

Gross profit	455	353
Operating expenses:
Selling, general and administrative	227	224
Research and development	36	36
Other operating income	(4)	(7)
Restructuring, impairment and plant closing costs	39	44

Total expenses	298	297

Operating income	157	56
Interest expense	(51)	(54)
Equity in income of investment in unconsolidated affiliates	2	1
Loss on early extinguishment of debt	—	(35)
Other income	1	—

Income (loss) from continuing operations before income taxes	109	(32)
Income tax (expense) benefit	(37)	18

Income (loss) from continuing operations	72	(14)
Loss from discontinued operations, net of tax	(7)	(2)

Net income (loss)	65	(16)
Net income attributable to noncontrolling interests	(8)	(7)

Net income (loss) attributable to Huntsman International LLC	$57	$(23)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In Millions)

	Three months ended March 31,
	2014	2013
Net income (loss)	$65	$(16)
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of nil and $2, respectively	(3)	(67)
Pension and other postretirement benefits adjustments, net of tax of $(4) and $(11), respectively	10	33
Other, net	1	2

Other comprehensive income (loss)	8	(32)

Comprehensive income (loss)	73	(48)
Comprehensive income attributable to noncontrolling interests	(12)	(7)

Comprehensive income (loss) attributable to Huntsman International LLC	$61	$(55)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 31, 2014	2,728	$3,138	$(1,194)	$(618)	$149	$1,475
Net income	—	—	57	—	8	65
Dividends paid to parent	—	—	(30)	—	—	(30)
Other comprehensive income	—	—	—	4	4	8
Contribution from parent	—	7	—	—	—	7
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, March 31, 2014	2,728	$3,146	$(1,167)	$(614)	$157	$1,522

Balance, January 31, 2013	2,728	$3,109	$(1,224)	$(791)	$123	$1,217
Net (loss) income	—	—	(23)	—	7	(16)
Dividends paid to parent	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	(32)	—	(32)
Contribution from parent	—	7	—	—	—	7
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, March 31, 2013	2,728	$3,117	$(1,277)	$(823)	$130	$1,147

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$65	$(16)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(2)	(1)
Depreciation and amortization	116	102
Loss on early extinguishment of debt	—	35
Noncash interest expense	3	5
Deferred income taxes	(21)	(65)
Noncash loss on foreign currency transactions	3	10
Noncash compensation	7	7
Impairment of assets	6	1
Other, net	1	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(149)	(85)
Inventories	(172)	(9)
Prepaid expenses	11	3
Other current assets	(3)	16
Other noncurrent assets	(4)	(73)
Accounts payable	105	6
Accrued liabilities	(14)	(44)
Other noncurrent liabilities	(19)	29

Net cash used in operating activities	(67)	(75)

Investing Activities:
Capital expenditures	(107)	(89)
Cash received from unconsolidated affiliates	15	15
Investment in unconsolidated affiliates	(11)	(5)
Acquisition of businesses, net of cash acquired	—	(7)
Increase in receivable from affiliate	(5)	(3)
Other, net	(1)	1

Net cash used in investing activities	(109)	(88)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Three months ended March 31,
	2014	2013
Financing Activities:
Net borrowings under revolving loan facilities	$2	$—
Net borrowings on overdraft facilities	4	1
Repayments of short-term debt	(3)	(5)
Borrowings on short-term debt	1	13
Repayments of long-term debt	(22)	(413)
Proceeds from issuance of long-term debt	—	473
Proceeds from notes payable to affiliate	—	145
Repayments of notes payable to affiliate	(65)	—
Repayments of notes payable	(10)	(10)
Borrowings on notes payable	1	—
Debt issuance costs paid	(2)	—
Contingent consideration paid for acquisition	(6)	—
Call premiums related to early extinguishment of debt	—	(4)
Dividends paid to parent	(30)	(30)
Excess tax benefit related to stock-based compensation	1	1
Other, net	(4)	(1)

Net cash (used in) provided by financing activities	(133)	170

Effect of exchange rate changes on cash	(1)	(2)

Increase in cash and cash equivalents	(310)	5
Cash and cash equivalents at beginning of period	515	210

Cash and cash equivalents at end of period	$205	$215

Supplemental cash flow information:
Cash paid for interest	$54	$59
Cash paid for income taxes	46	17

        During the three months ended March 31, 2014 and 2013, the amount of capital expenditures in accounts payable decreased by $25 million each. During the three months ended March 31, 2014 and 2013, Huntsman Corporation contributed $7 million each related to stock-based compensation. During the three months ended March 31, 2014 and 2013, we acquired assets under capital leases of $10 million and nil, respectively.

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

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for our Company and Huntsman International.

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

RECENT DEVELOPMENTS

Performance Additives and Titanium Dioxide Acquisition

        On September 17, 2013, we entered into a definitive agreement (the "Stock Purchase Agreement") with Rockwood Holdings, Inc., which was amended on March 20, 2014. Pursuant to the Stock Purchase Agreement, as amended, we will acquire Rockwood's Performance Additives and Titanium Dioxide businesses for approximately $1.05 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions, and we continue to work with Rockwood and the regulatory authorities to close the transaction.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

Restructuring of European Surfactants Business

        On April 10, 2014, we announced that Wilmar Europe Holdings B.V. ("Wilmar") has agreed to purchase our European commodity surfactants business, including the ethoxylation facility in Lavera, France. In addition, Wilmar will enter into a multi-year arrangement to purchase sulphated surfactant products from our facilities in St. Mihiel, France and Castiglione Delle Stiviere, Italy. Completion of the sale remains subject to customary closing conditions, including regulatory procedures in France.

        In addition, we announced our intention to cease production at our Patrica, Italy surfactants facility by October 2014.

        For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs."

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2014

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, requiring entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. We adopted the amendments in this ASU effective January 1, 2014, and the initial adoption of the amendments in this ASU did not have any impact on our condensed consolidated financial statements (unaudited).

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, resolving diversity in practice and clarifying the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity. We adopted the amendments in this ASU effective January 1, 2014, and the initial adoption of the amendments in this ASU did not have any impact on our condensed consolidated financial statements (unaudited).

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

the disallowance of a tax position when net operating loss carryforwards ("NOLs"), similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted the amendments in this ASU effective January 1, 2014, and the initial adoption of the amendments in this ASU did not have any impact on our condensed consolidated financial statements (unaudited).

Accounting Pronouncements Pending Adoption in Future Periods

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changing the criteria for reporting discontinued operations and enhancing reporting requirements for discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Further, the amendments in this ASU will require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this ASU are effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

OXID ACQUISITION

        On August 29, 2013, we completed the acquisition of the chemical business of Oxid L.P. (the "Oxid Acquisition"), a privately-held manufacturer and marketer of specialty urethane polyols based in Houston, Texas. The acquisition cost of approximately $76 million consists of cash payments of approximately $66 million and contingent consideration of $10 million. The contingent consideration relates to an earn-out agreement which will be paid over two years if certain conditions are met. Related to this earn-out agreement, $6 million was paid during the three months ended March 31, 2014. The acquired business has been integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant.

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

        Intangible assets acquired consist primarily of developed technology and customer relationships, both of which will be amortized over 15 years. If this acquisition were to have occurred on January 1, 2013, the following estimated pro forma revenues and net loss attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

Pro Forma
Three months ended March 31, 2013 (Unaudited)
Revenues	$2,722
Net loss attributable to Huntsman Corporation	23

Huntsman International

Pro Forma
Three months ended March 31, 2013 (Unaudited)
Revenues	$2,722
Net loss attributable to Huntsman International	22

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2014	December 31, 2013
Raw materials and supplies	$450	$433
Work in progress	90	92
Finished goods	1,450	1,290

Total	1,990	1,815
LIFO reserves	(79)	(74)

Net	$1,911	$1,741

        For both March 31, 2014 and December 31, 2013, approximately 11% of inventories were recorded using the LIFO cost method.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        Creditors of these entities have no recourse to our general credit. As the primary beneficiary of these variable interest entities at March 31, 2014, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	March 31, 2014	December 31, 2013
Current assets	$180	$147
Property, plant and equipment, net	363	369
Other noncurrent assets	77	76
Deferred income taxes	28	28
Intangible assets	16	17
Goodwill	16	16

Total assets	$680	$653

Current liabilities	$359	$330
Long-term debt	65	72
Deferred income taxes	9	9
Other noncurrent liabilities	43	45

Total liabilities	$476	$456

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2014 and December 31, 2013, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2014	$52	$—	$60	$1	$113
2014 charges for 2013 and prior initiatives	33	2	4	2	41
Reversal of reserves no longer required	(4)	—	—	—	(4)
2014 payments for 2013 and prior initiatives	(17)	(2)	(3)	(2)	(24)

Accrued liabilities as of March 31, 2014	$64	$—	$61	$1	$126

(1)
The workforce reduction reserves relate to the termination of 483 positions, of which 415 positions had not been terminated as of March 31, 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2014	December 31, 2013
2012 and prior initiatives	$83	$95
2013 initiatives	43	18

Total	$126	$113

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2014	$9	$10	$12	$68	$2	$3	$9	$113
2014 charges for 2013 and prior initiatives	—	23	7	6	3	—	2	41
Reversal of reserves no longer required	—	—	(3)	—	—	—	(1)	(4)
2014 payments for 2013 and prior initiatives	(1)	(1)	(9)	(10)	(1)	—	(2)	(24)
Foreign currency effect on liability balance	—	—	—	1	(1)	—	—	—

Accrued liabilities as of March 31, 2014	$8	$32	$7	$65	$3	$3	$8	$126

Current portion of restructuring reserves	$3	$32	$7	$12	$3	$3	$8	$68
Long-term portion of restructuring reserves	5	—	—	53	—	—	—	58

        Details with respect to cash and noncash restructuring charges for the three months ended March 31, 2014 and 2013 by initiative are provided below (dollars in millions):

Three months ended March 31, 2014
Cash charges:
2014 charges for 2013 and prior initiatives	$41
Pension related charges	1
Reversal of reserves no longer required	(4)
Non-cash charges	1

Total 2014 Restructuring, Impairment and Plant Closing Costs	$39

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

Three months ended March 31, 2013
Cash charges:
2013 charges for 2012 and prior initiatives	$44
2013 charges for 2013 initiatives	2
Pension related charges	4
Reversal of reserves no longer required	(7)
Non-cash charges	1

Total 2013 Restructuring, Impairment and Plant Closing Costs	$44

2014 RESTRUCTURING ACTIVITIES

        During 2013, our Performance Products segment initiated a restructuring program to refocus our surfactants business in Europe. During the three months ended March 31, 2014, we recorded charges of $23 million primarily related to workforce reductions and a charge of $1 million for the impairment of long-lived assets relating to the announced agreement to purchase our Lavera, France manufacturing facility by Wilmar Europe Holdings B.V..

        During the three months ended March 31, 2014, our Advanced Materials segment recorded charges of $7 million primarily related to workforce reductions related to our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and improve its long-term global competitiveness. Our Advanced Materials segment also reversed charges of $3 million related to this initiative.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the three months ended March 31, 2014, our Textile Effects segment recorded charges of $2 million for long-term contract termination costs and $2 million for decommissioning associated with this initiative. Additionally, we recorded charges of $2 million for long-term contract termination costs for other initiatives.

        During the three months ended March 31, 2014, our Pigments segment recorded charges of $3 million primarily related to the workforce reductions at our Huelva, Spain facility.

2013 RESTRUCTURING ACTIVITIES

        During the three months ended March 31, 2013, our Polyurethanes segment reversed charges of $4 million related to workforce reductions in association with our program to reduce annualized fixed costs by approximately $75 million. Our Polyurethanes segment also recorded pension-related settlement charges of $5 million related to this program.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        During the three months ended March 31, 2013, our Advanced Materials segment recorded charges of $23 million primarily related to workforce reductions related to our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and improve its long-term global competitiveness. Our Advanced Materials segment also reversed charges of $2 million related to this initiative.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the three months ended March 2013, our Textile Effects segment recorded charges of $16 million for long-term contract termination costs, $4 million for decommissioning and $1 million for other restructuring and reversed charges of $1 million related to workforce reductions associated with this initiative.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$1,338	$1,351
Amounts outstanding under A/R programs	247	248
Senior notes	1,060	1,061
Senior subordinated notes	891	891
HPS (China) debt	40	40
Variable interest entities	238	247
Other	77	72

Total debt—excluding debt to affiliates	$3,891	$3,910

Total current portion of debt	$270	$277
Long-term portion	3,621	3,633

Total debt—excluding debt to affiliates	$3,891	$3,910

Total debt—excluding debt to affiliates	$3,891	$3,910
Notes payable to affiliates-noncurrent	5	6

Total debt	$3,896	$3,916

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	March 31, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$1,338	$1,351
Amounts outstanding under A/R programs	247	248
Senior notes	1,060	1,061
Senior subordinated notes	891	891
HPS (China) debt	40	40
Variable interest entities	238	247
Other	77	72

Total debt—excluding debt to affiliates	$3,891	$3,910

Total current portion of debt	$270	$277
Long-term portion	3,621	3,633

Total debt—excluding debt to affiliates	$3,891	$3,910

Total debt—excluding debt to affiliates	$3,891	$3,910
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	712	779

Total debt	$4,703	$4,789

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

Senior Credit Facilities

        As of March 31, 2014, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		952		951		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		339		339		USD LIBOR plus 2.75%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
We have commitments with certain financial institutions to provide for a $200 million increase to our Revolving Facility ("Revolving Increase") to an aggregate Revolving Facility committed amount of $600 million upon completion of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

Amendment to the Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The amendment, among other things, permits us to incur a senior secured term loan facility in an aggregate principal amount of $1.2 billion (the "New Term Loan") and to increase our Revolving Facility.

        We have entered into commitments with certain financial institutions to provide for the New Term Loan and provide for $200 million of the Revolving Increase. We intend to use the net proceeds of the New Term Loan, when funded, to pay the cash consideration related to Huntsman International's acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. If the acquisition is not consummated, we may use the net proceeds to refinance certain indebtedness of Huntsman International. These commitments will expire on September 17, 2014.

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        We did not redeem or repurchase any of our notes during the three months ended March 31, 2014. During the three months ended March 31, 2013, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34

Variable Interest Entity Debt

        As of March 31, 2014, Arabian Amines Company had $166 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants under its loan commitments. We do not guarantee these loan commitments, and Arabian Amines Company is not a guarantor of any of our other debt obligations. Arabian Amines Company's noncompliance with its financial covenants does not affect any of our debt obligations. While the lenders under the loan commitments have agreed to certain modifications, we continue discussions with Arabian Amines Company's lenders and expect to resolve the noncompliance. As of March 31, 2014, the amounts outstanding under these loan commitments were classified as current in our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2014, we have a loan of $807 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2014 on our condensed consolidated balance sheets (unaudited). As of March 31, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

compliance with certain financial covenants contained under its loan commitments. See "—Variable Interest Entity Debt" above.

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

        Our Senior Credit Facilities are subject to a single financial covenant (the "Leverage Covenant") which applies only to the Revolving Facility and is calculated at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2014, we had approximately $201 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2014, the fair value of the hedge was $1 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2014, the fair value of the hedge was $1 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of March 31, 2014, the combined fair value of these two hedges was $3 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedges as of March 31, 2014 was €33 million (approximately $45 million) and the derivative transactions do not qualify for hedge accounting. As of March 31, 2014, the fair value of the hedges was €1 million (approximately $1 million) and was recorded as a liability on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2014, we recorded a reduction of interest expense of nil due to changes in the fair value of the hedges.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of March 31, 2014 was $30 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2014, the fair value of the swap was $3 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2014, we recorded additional (reduction of) interest expense of nil due to changes in fair value of the swap. As of March 31, 2014, Arabian Amines Company was not in compliance with certain financial covenants under its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2014, the fair value of this swap was $1 million and was recorded as an asset on our condensed consolidated balance sheets (unaudited).

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2014, we have designated approximately €505 million (approximately $695 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2014, the amount of gain recognized on the hedge of our net investment was less than $1 million and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of March 31, 2014, we had approximately €1,012 million (approximately $1,394 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$21	$21	$21	$21
Cross-currency interest rate contracts	1	1	2	2
Interest rate contracts	(9)	(9)	(10)	(10)
Long-term debt (including current portion)	(3,891)	(4,006)	(3,910)	(4,010)

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

        The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2014	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)(3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	1	—	1	—

Total assets	$22	$21	$1	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(9)	$—	$(9)	$—

		Fair Value Amounts Using
Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)(3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	2	—	2	—

Total assets	$23	$21	$2	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(10)	$—	$(10)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2014 and the year ended December 31, 2013. During the three months ended March 31, 2014 and 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2014 and 2013, we recorded charges of $6 million and nil, respectively, for the impairment of long-lived assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2014 and 2013 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Service cost	$15	$17	$1	$1
Interest cost	37	33	1	1
Expected return on assets	(49)	(44)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	—
Amortization of actuarial loss	13	20	—	—
Special termination benefits	3	5	—	—
Settlement loss	1	—	—	—

Net periodic benefit cost	$19	$29	$1	$2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Service cost	$15	$17	$1	$1
Interest cost	37	33	1	1
Expected return on assets	(49)	(44)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	—
Amortization of actuarial loss	15	21	—	—
Special termination benefits	3	5	—	—
Settlement loss	1	—	—	—

Net periodic benefit cost	$21	$30	$1	$2

        During the three months ended March 31, 2014 and 2013, we made contributions to our pension and other postretirement benefit plans of $28 million and $31 million, respectively. During the remainder of 2014, we expect to contribute an additional amount of approximately $108 million to these plans.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        During each of the three months ended March 31, 2014 and 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2014	$246	$(851)	$12	$8	$(585)	$8	$(577)

Other comprehensive (loss) income before reclassifications	(2)	—	—	—	(2)	(4)	(6)
Amounts reclassified from accumulated other comprehensive loss(c)	—	9	—	—	9	—	9

Net current-period other comprehensive (loss) income	(2)	9	—	—	7	(4)	3

Ending balance, March 31, 2014	$244	$(842)	$12	$8	$(578)	$4	$(574)

(a)
Amounts are net of tax of $13 for both March 31, 2014 and January 1, 2014.

(b)
Amounts are net of tax of $80 and $83 as of March 31, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2013	$269	$(1,036)	$7	$3	$(757)	$13	$(744)

Other comprehensive (loss) income before reclassifications	(67)	25	—	1	(41)	—	(41)
Amounts reclassified from accumulated other comprehensive loss(c)	—	8	—	—	8	—	8

Net current-period other comprehensive (loss) income	(67)	33	—	1	(33)	—	(33)

Ending balance, March 31, 2013	$202	$(1,003)	$7	$4	$(790)	$13	$(777)

(a)
Amounts are net of tax of $22 and $20 as of March 31, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $187 and $197 as of March 31, 2013 and January 1, 2013, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(c)
See table below for details about these reclassifications.

	Three months ended March 31,
	2014	2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(b)
Actuarial loss	13	20	(b)(c)
Settlement loss	1	—	(b)

	12	18	Total before tax
	(3)	(10)	Income tax expense

Total reclassifications for the period	$9	$8	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for each of the three months ended March 31, 2014 and 2013.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2014	$243	$(883)	$12	$2	$(626)	$8	$(618)

Other comprehensive (loss) income before reclassifications	(3)	—	—	1	(2)	(4)	(6)
Amounts reclassified from accumulated other comprehensive loss(c)	—	10	—	—	10	—	10

Net current-period other comprehensive (loss) income	(3)	10	—	1	8	(4)	4

Ending balance, March 31, 2014	$240	$(873)	$12	$3	$(618)	$4	$(614)

(a)
Amounts are net of tax of nil for both March 31, 2014 and January 1, 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(b)
Amounts are net of tax of $109 and $113 as of March 31, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2013	$268	$(1,076)	$7	$(3)	$(804)	$13	$(791)

Other comprehensive (loss) income before reclassifications	(67)	25	—	2	(40)	—	(40)
Amounts reclassified from accumulated other comprehensive loss(c)	—	8	—	—	8	—	8

Net current-period other comprehensive (loss) income	(67)	33	—	2	(32)	—	(32)

Ending balance, March 31, 2013	$201	$(1,043)	$7	$(1)	$(836)	$13	$(823)

(a)
Amounts are net of tax of $9 and $7 as of March 31, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $217 and $228 as of March 31, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended March 31,
	2014	2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(b)
Actuarial loss	15	21	(b)(c)
Settlement loss	1	—	(b)

	14	19	Total before tax
	(4)	(11)	Income tax expense

Total reclassifications for the period	$10	$8	Net of tax

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for each of the three months ended March 31, 2014 and 2013.

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

	Three months ended March 31,
	2014	2013
Unresolved at beginning of period	1,073	1,080
Tendered during period	—	2
Resolved during period(1)	1	1
Unresolved at end of period	1,072	1,081

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        We have never made any payments with respect to these cases. As of March 31, 2014, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2014.

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

	Three months ended March 31,
	2014	2013
Unresolved at beginning of period	48	50
Filed during period	3	—
Resolved during period	3	—
Unresolved at end of period	48	50

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of nil during each of the three months ended March 31, 2014 and 2013. As of March 31, 2014, we had an accrual of $425,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of March 31, 2014.

Antitrust Matters

        We have been named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other asserted co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter are DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants (the "Direct Purchasers") since February 1, 2003. We and all other defendants settled the Direct Purchasers

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

litigation and the court approved the settlement on December 13, 2013. We have paid the settlement in an amount immaterial to our condensed consolidated financial statements (unaudited).

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants and ordered our case transferred to the U.S. District Court for the Southern District of Texas. It is possible that additional claims will be filed by other Direct Purchasers who opted out of the class litigation.

        We have also been named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as the Direct Purchasers. The Opt-Out Litigation and Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

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

Indemnification Matter

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, or the banks, demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our shareholders, the plaintiffs, in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas. The banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the banks and our Company, dated June 22, 2009, wherein the banks and our Company settled claims that we brought relating to the failed merger with Hexion. The plaintiffs claim that the banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

substantial losses to their 19 million shares of our common stock as a result of the banks' misrepresentations. The plaintiffs are asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post- judgment interest. We denied the banks' indemnification demand. On December 21, 2012, the court dismissed the plaintiffs' claims. The plaintiffs have appealed to the Ninth Court of Appeals at Beaumont, Texas.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2014 and 2013, our capital expenditures for EHS matters totaled $17 million and $16 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the clean up of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for clean-up liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our condensed consolidated financial statements (unaudited).

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        In addition, under the Resource Conservation and Recovery Act ("RCRA") in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on- site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a clean-up notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second clean-up notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the agency that a mortgage on the land will be held by the agency as financial surety during the period covered by the current clean-up notice, which ends on July 30, 2014. As of March 31, 2014, we had an accrued liability of approximately $24 million related to estimated environmental remediation costs at this site. We can provide no assurance that the agency will not seek to institute additional requirements for the site or that additional costs will not be required for the clean up.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental clean-up obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

do not include amounts recorded as asset retirement obligations. We had accrued $28 million and $27 million for environmental liabilities as of March 31, 2014 and December 31, 2013, respectively. Of these amounts, $5 million was classified as accrued liabilities in our consolidated balance sheets as of both March 31, 2014 and December 31, 2013, and $23 million and $22 million were classified as other noncurrent liabilities in our consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

REGULATORY DEVELOPMENTS

        The European Union regulatory framework for chemicals, called "REACH," became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations, our first phase registrations by the November 30, 2010 deadline and our second phase registrations by the May 31, 2013 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2018, our REACH implementation team is now strategically focused on the evaluation and authorization phases of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we are also actively monitoring and addressing analogous regulatory regimes being considered or implemented outside of the European Union, such as in Korea and Taiwan.

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

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will continue to be led by the U.S. Environmental Protection Agency's (the "EPA's") GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act's (the "CAA") Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Some of our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

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

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2014, we were authorized to grant up to 32.6 million shares under the Stock Incentive Plan. As of March 31, 2014, we had 4 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2014	2013
Huntsman Corporation compensation cost	$8	$8
Huntsman International compensation cost	7	7

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements were $1 million and $2 million, respectively, for the three months ended March 31, 2014 and 2013, respectively.

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

	Three months ended March 31,
	2014	2013
Dividend yield	2.4%	2.8%
Expected volatility	60.3%	62.6%
Risk-free interest rate	1.7%	1.0%
Expected life of stock options granted during the period	5.7 years	5.6 years

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2014 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2014	10,019	$15.39
Granted	1,116	21.22
Exercised	(224)	18.62
Forfeited	—	—

Outstanding at March 31, 2014	10,911	15.92	5.3	$92

Exercisable at March 31, 2014	8,506	15.16	4.1	79

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2014 was $9.63 per option. As of March 31, 2014, there was $18 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

        The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $1 million and $9 million, respectively.

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

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of March 31, 2014 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2014	1,830		$15.31	574	$16.03
Granted	730		21.22	237	21.22
Vested	(715)	(1)	16.07	(283)	15.97
Forfeited	(5)		15.99	(4)	15.93

Nonvested at March 31, 2014	1,840		17.36	524	18.41

(1)
As of March 31, 2014, a total of 388,299 restricted stock units were vested, of which 44,534 vested during the three months ended March 31, 2014. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2014, there was $36 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The value of share awards that vested during the three months ended March 31, 2014 and 2013 was $19 million and $17 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on an individual tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of our businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the three months ended March 31, 2014 and 2013, on a discrete basis, we released a valuation allowance of $4 million and $1 million, respectively, on certain net deferred tax assets in Luxembourg as a result of significant changes in estimated future taxable income resulting from increased intercompany debt and, therefore, increased interest income in Luxembourg.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

        During the three months ended March 31, 2014 and 2013, for unrecognized tax benefits that impact tax expenses, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $3 million and $1 million, respectively. Additional decreases in unrecognized tax benefits were offset by cash settlements or increases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax (expense) benefit of $(36) million and $20 million for the three months ended March 31, 2014 and 2013, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax (expense) benefit of $(37) million and $18 million for the three months ended March 31, 2014 and 2013, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended March 31,
	2014	2013
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$61	$(22)

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$54	$(24)

Shares (denominator):
Weighted average shares outstanding	240.9	239.0
Dilutive securities:
Stock-based awards	3.6	—

Total weighted average shares outstanding, including dilutive shares	244.5	239.0

        Additional stock-based awards of 1.3 million and 7.0 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2014 and 2013, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 because the effect would be anti-dilutive.

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

	Three months ended March 31,
	2014	2013
Revenues:
Polyurethanes	$1,200	$1,182
Performance Products	765	722
Advanced Materials	319	336
Textile Effects	224	188
Pigments	318	330
Eliminations	(71)	(56)

Total	$2,755	$2,702

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$158	$167
Performance Products	92	49
Advanced Materials	41	3
Textile Effects	8	(27)
Pigments	13	3
Corporate and other(2)	(44)	(80)

Subtotal	268	115
Discontinued Operations(3)	(7)	(3)

Total	261	112
Interest expense	(48)	(51)
Income tax (expense) benefit—continuing operations	(36)	20
Income tax benefit—discontinued operations	—	2
Depreciation and amortization	(123)	(107)

Net income (loss) attributable to Huntsman Corporation	$54	$(24)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2014	2013
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$158	$167
Performance Products	92	49
Advanced Materials	41	3
Textile Effects	8	(27)
Pigments	13	3
Corporate and other(2)	(44)	(79)

Subtotal	268	116
Discontinued Operations(3)	(7)	(3)

Total	261	113
Interest expense	(51)	(54)
Income tax (expense) benefit—continuing operations	(37)	18
Income tax benefit—discontinued operations	—	2
Depreciation and amortization	(116)	(102)

Net income (loss) attributable to Huntsman International LLC	$57	$(23)

(1)
Segment EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$43	$—	$162	$—	$205
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	41	120	1,530	—	1,691
Accounts receivable from affiliates	1,763	4,286	126	(5,843)	332
Inventories	121	334	1,465	(9)	1,911
Prepaid expenses	53	35	40	(78)	50
Deferred income taxes	12	—	59	(18)	53
Other current assets	426	2	202	(428)	202

Total current assets	2,459	4,777	3,593	(6,376)	4,453
Property, plant and equipment, net	389	961	2,384	1	3,735
Investment in unconsolidated affiliates	5,562	1,262	183	(6,722)	285
Intangible assets, net	43	1	39	—	83
Goodwill	(17)	82	65	—	130
Deferred income taxes	316	—	235	(311)	240
Notes receivable from affiliates	22	656	—	(678)	—
Other noncurrent assets	76	168	222	1	467

Total assets	$8,850	$7,907	$6,721	$(14,085)	$9,393

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50	$246	$848	$—	$1,144
Accounts payable to affiliates	3,064	838	1,992	(5,843)	51
Accrued liabilities	111	548	580	(506)	733
Deferred income taxes	—	58	8	(22)	44
Note payable to affiliate	100	—	—	—	100
Current portion of debt	20	—	250	—	270

Total current liabilities	3,345	1,690	3,678	(6,371)	2,342
Long-term debt	3,275	—	346	—	3,621
Notes payable to affiliates	707	—	683	(678)	712
Deferred income taxes	24	202	9	47	282
Other noncurrent liabilities	134	138	642	—	914

Total liabilities	7,485	2,030	5,358	(7,002)	7,871
Equity
Huntsman International LLC members' equity
Members' equity	3,146	4,346	2,314	(6,660)	3,146
Accumulated deficit	(1,167)	148	(463)	315	(1,167)
Accumulated other comprehensive (loss) income	(614)	1,383	(642)	(741)	(614)

Total Huntsman International LLC members' equity	1,365	5,877	1,209	(7,086)	1,365
Noncontrolling interests in subsidiaries	—	—	154	3	157

Total equity	1,365	5,877	1,363	(7,083)	1,522

Total liabilities and equity	$8,850	$7,907	$6,721	$(14,085)	$9,393

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$260	$766	$1,667	$—	$2,693
Related party sales	97	130	341	(506)	62

Total revenues	357	896	2,008	(506)	2,755
Cost of goods sold	300	709	1,796	(505)	2,300

Gross profit	57	187	212	(1)	455
Selling, general and administrative	31	38	158	—	227
Research and development	11	9	16	—	36
Other operating (income) expense	(3)	(5)	4	—	(4)
Restructuring, impairment and plant closing (credits) costs	(2)	2	39	—	39

Operating income (loss)	20	143	(5)	(1)	157
Interest (expense) income	(47)	8	(12)	—	(51)
Equity in income (loss) of investment in affiliates and subsidiaries	79	(13)	2	(66)	2
Other income	1	—	—	—	1

Income (loss) from continuing operations before income taxes	53	138	(15)	(67)	109
Income tax benefit (expense)	4	(56)	15	—	(37)

Income from continuing operations	57	82	—	(67)	72
Loss from discontinued operations, net of tax	—	—	(7)	—	(7)

Net income (loss)	57	82	(7)	(67)	65
Net income attributable to noncontrolling interests	—	—	(6)	(2)	(8)

Net income (loss) attributable to Huntsman International LLC	$57	$82	$(13)	$(69)	$57

Net income (loss)	$57	$82	$(7)	$(67)	$65
Other comprehensive income	4	97	5	(98)	8
Comprehensive income attributable to noncontrolling interests	—	—	(10)	(2)	(12)

Comprehensive income (loss) attributable to Huntsman International LLC	$61	$179	$(12)	$(167)	$61

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$242	$784	$1,609	$—	$2,635
Related party sales	198	116	331	(578)	67

Total revenues	440	900	1,940	(578)	2,702
Cost of goods sold	388	748	1,789	(576)	2,349

Gross profit	52	152	151	(2)	353
Selling, general and administrative	36	37	151	—	224
Research and development	11	9	16	—	36
Other operating expense (income)	6	6	(19)	—	(7)
Restructuring, impairment and plant closing (credits) costs	(1)	7	38	—	44

Operating income (loss)	—	93	(35)	(2)	56
Interest (expense) income	(48)	10	(16)	—	(54)
Equity in income (loss) of investment in affiliates and subsidiaries	22	(78)	1	56	1
Loss on early extinguishment of debt	(35)	—	—	—	(35)

(Loss) income from continuing operations before income taxes	(61)	25	(50)	54	(32)
Income tax benefit (expense)	39	(8)	(13)	—	18

(Loss) income from continuing operations	(22)	17	(63)	54	(14)
(Loss) income from discontinued operations, net of tax	(1)	1	(2)	—	(2)

Net (loss) income	(23)	18	(65)	54	(16)
Net income attributable to noncontrolling interests	—	—	(7)	—	(7)

Net (loss) income attributable to Huntsman International LLC	$(23)	$18	$(72)	$54	$(23)

Net (loss) income	$(23)	$18	$(65)	$54	$(16)
Other comprehensive loss	(32)	(188)	(16)	204	(32)
Comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)

Comprehensive loss attributable to Huntsman International LLC	$(55)	$(170)	$(88)	$258	$(55)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(32)	$36	$(72)	$1	$(67)

Investing activities:
Capital expenditures	(15)	(32)	(60)	—	(107)
Cash received from unconsolidated affiliates	—	15	—	—	15
Investment in affiliate	(88)	(3)	—	91	—
Investment in unconsolidated affiliates	—	(11)	—	—	(11)
Increase in receivable from affiliate	(5)	—	—	—	(5)
Other, net	—	1	(1)	(1)	(1)

Net cash used in investing activities	(108)	(30)	(61)	90	(109)

Financing activities:
Net borrowings under revolving loan facilities	—	—	2	—	2
Net borrowings on overdraft facilities	—	—	4	—	4
Repayments of short-term debt	—	—	(3)	—	(3)
Borrowings on short-term debt	—	—	1	—	1
Repayments of long-term debt	(13)	—	(9)	—	(22)
Repayments of notes payable to affiliate	(65)	—	—	—	(65)
Repayments of notes payable	(9)	—	(1)	—	(10)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(2)	—	—	—	(2)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Contribution from parent	—	3	96	(99)	—
Distribution to parent	—	(8)	—	8	—
Dividends paid to parent	(30)	—	—	—	(30)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	(1)	(1)	(2)	—	(4)

Net cash provided by (used in) financing activities	(125)	(6)	89	(91)	(133)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	(265)	—	(45)	—	(310)
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$43	$—	$162	$—	$205

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(84)	$24	$(15)	$—	$(75)

Investing activities:
Capital expenditures	(8)	(22)	(59)	—	(89)
Cash received from unconsolidated affiliates	—	15	—	—	15
Investment in affiliate	(79)	(4)	—	83	—
Investment in unconsolidated affiliates	—	(5)	—	—	(5)
Acquisition of businesses, net of cash acquired	—	—	(7)	—	(7)
Increase in receivable from affiliate	(3)	—	—	—	(3)
Other, net	—	—	1	—	1

Net cash used in investing activities	(90)	(16)	(65)	83	(88)

Financing activities:
Net borrowings on overdraft facilities	—	—	1	—	1
Repayments of short-term debt	—	—	(5)	—	(5)
Borrowings on short-term debt	—	—	13	—	13
Repayments of long-term debt	(393)	—	(20)	—	(413)
Proceeds from issuance of long-term debt	470	—	3	—	473
Proceeds from notes payable to affiliate	145	—	—	—	145
Repayments of notes payable	(9)	—	(1)	—	(10)
Call premiums related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	4	90	(94)	—
Distribution to parent	—	(11)	—	11	—
Dividends paid to parent	(30)	—	—	—	(30)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	(2)	—	1	—	(1)

Net cash provided by (used in) financing activities	178	(7)	82	(83)	170
Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase in cash and cash equivalents	4	1	—	—	5
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$11	$3	$201	$—	$215

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the three months ended March 31, 2014 and 2013 of $2,755 million and $2,702 million, respectively.

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

RECENT DEVELOPMENTS

Performance Additives and Titanium Dioxide Acquisition

        On September 17, 2013, we entered into the Stock Purchase Agreement with Rockwood Holdings, Inc., which was amended on March 20, 2014. Pursuant to the Stock Purchase Agreement, as amended, we will acquire Rockwood's Performance Additives and Titanium Dioxide businesses for approximately $1.05 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions, and we continue to work with Rockwood and the regulatory authorities to close the transaction.

Restructuring of European Surfactants Business

        On April 10, 2014, we announced that Wilmar Europe Holdings B.V. ("Wilmar") has agreed to purchase our European commodity surfactants business, including the ethoxylation facility in Lavera, France. In addition, Wilmar will enter into a multi-year arrangement to purchase sulphated surfactant products from our facilities in St. Mihiel, France and Castiglione Delle Stiviere, Italy. Completion of the sale remains subject to customary closing conditions, including regulatory procedures in France.

        In addition, we announced our intention to cease production at our Patrica, Italy surfactants facility by October 2014.

OUTLOOK

        We continue to see strong results in our Performance Products and MDI polyurethanes businesses, which make up the core of our earnings. The benefits of our previous year's restructuring efforts are visible in both our Advanced Materials and Textile Effects results. We are encouraged by these results, and we believe we are well positioned to experience sustained long-term growth across our business segments.

Polyurethanes:

  •
  MDI demand strong in U.S. and Asia, modest in Europe

  •
  Improving sales price leverage

  •
  High raw material costs

Performance Products:

  •
  Benefits of European surfactants restructuring expected in 2015

  •
  Improving amines sales volumes and margins

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Second quarter 2014 planned maintenance expected EBITDA impact of approximately $15 million

Advanced Materials:

  •
  Restructuring benefit

  •
  Strong aerospace market

  •
  Weak base liquid resin epoxy market

Textile Effects:

  •
  Continued growth in key markets above underlying market demand

  •
  Reorganization and restructuring benefit

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

        We expect our full year 2014 adjusted effective tax rate to be approximately 35%, excluding the impact of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. We believe our long term effective income tax rate will be approximately 30%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended March 31,
			Percent Change
	2014	2013
Revenues	$2,755	$2,702	2%
Cost of goods sold	2,305	2,353	(2)%

Gross profit	450	349	29%
Operating expenses	261	255	2%
Restructuring, impairment and plant closing costs	39	44	(11)%

Operating income	150	50	200%
Interest expense	(48)	(51)	(6)%
Equity in income of investment in unconsolidated affiliates	2	1	100%
Loss on early extinguishment of debt	—	(35)	NM
Other income	1	—	NM

Income (loss) from continuing operations before income taxes	105	(35)	NM
Income tax (expense) benefit	(36)	20	NM

Income (loss) from continuing operations	69	(15)	NM
Loss from discontinued operations, net of tax	(7)	(2)	250%

Net income (loss)	62	(17)	NM
Net income attributable to noncontrolling interests	(8)	(7)	14%

Net income (loss) attributable to Huntsman Corporation	54	(24)	NM
Interest expense	48	51	(6)%
Income tax expense (benefit) from continuing operations	36	(20)	NM
Income tax benefit from discontinued operations	—	(2)	NM
Depreciation and amortization	123	107	15%

EBITDA(1)	$261	$112	133%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$261	$112
Acquisition expenses and purchase accounting inventory adjustments	8	3
EBITDA from discontinued operations	7	3
Loss on early extinguishment of debt	—	35
Certain legal settlements and related expenses	—	2
Amortization of pension and postretirement actuarial losses	13	19
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	1	1
Performance Products	24	2
Advanced Materials	4	21
Textile Effects	7	22
Pigments	3	—
Corporate and other	1	—

Total restructuring, impairment and plant closing and transition costs(3)	40	46

Adjusted EBITDA(1)	$329	$220

Net cash used in operating activities	$(67)	$(74)	(9)%
Net cash used in investing activities	(104)	(85)	22%
Net cash (used in) provided by financing activities	(71)	21	NM

Huntsman International

	Three months ended March 31,
			Percent Change
	2014	2013
Revenues	$2,755	$2,702	2%
Cost of goods sold	2,300	2,349	(2)%

Gross profit	455	353	29%
Operating expenses	259	253	2%
Restructuring, impairment and plant closing costs	39	44	(11)%

Operating income	157	56	180%
Interest expense	(51)	(54)	(6)%
Equity in income of investment in unconsolidated affiliates	2	1	100%
Loss on early extinguishment of debt	—	(35)	NM
Other income	1	—	NM

Income (loss) from continuing operations before income taxes	109	(32)	NM
Income tax (expense) benefit	(37)	18	NM

Income (loss) from continuing operations	72	(14)	NM
Loss from discontinued operations, net of tax	(7)	(2)	250%

Net income (loss)	65	(16)	NM
Net income attributable to noncontrolling interests	(8)	(7)	14%

Net income (loss) attributable to Huntsman International LLC	57	(23)	NM
Interest expense	51	54	(6)%
Income tax expense (benefit) from continuing operations	37	(18)	NM
Income tax benefit from discontinued operations	—	(2)	NM
Depreciation and amortization	116	102	14%

EBITDA(1)	$261	$113	131%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$261	$113
Acquisition expenses and purchase accounting inventory adjustments	8	3
EBITDA from discontinued operations	7	3
Loss on early extinguishment of debt	—	35
Certain legal settlements and related expenses	—	2
Amortization of pension and postretirement actuarial losses	15	20
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	1	1
Performance Products	24	2
Advanced Materials	4	21
Textile Effects	7	22
Pigments	3	—
Corporate and other	1	—

Total restructuring, impairment and plant closing and transition costs(3)	40	46

Adjusted EBITDA(1)	$331	$222

Net cash used in operating activities	$(67)	$(75)	(11)%
Net cash used in investing activities	(109)	(88)	24%
Net cash (used in) provided by financing activities	(133)	170	NM

Huntsman Corporation

	Three months ended March 31,
	2014	2013
Reconciliation of net income (loss) to adjusted net income:
Net income (loss) attributable to Huntsman Corporation	$54	$(24)
Acquisition expenses and purchase accounting inventory adjustments, net of tax of $(2) and $(1), respectively	6	2
Loss from discontinued operations, net of tax of nil and $(2), respectively	7	2
Discount amortization on settlement financing, net of tax of nil and $(1), respectively	—	2
Loss on early extinguishment of debt, net of tax of nil and $(13), respectively	—	22
Certain legal settlements and related expenses, net of tax of nil and $(1), respectively	—	1
Amortization of pension and postretirement actuarial losses, net of tax of $(4) and $(7), respectively	9	12
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(11) and $(17), respectively	29	29

Adjusted net income(2)	$105	$46

Weighted average shares-basic	240.9	239.0
Weighted average shares-diluted	244.5	239.0
Weighted average shares for adjusted income per share-diluted	244.5	241.8
Net income (loss) per share:
Basic	$0.22	$(0.10)
Diluted	0.22	(0.10)
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$0.44	$0.19
Diluted	0.43	0.19

Huntsman International

	Three months ended March 31,
	2014	2013
Reconciliation of net income (loss) to adjusted net income:
Net income (loss) attributable to Huntsman International	$57	$(23)
Acquisition expenses and purchase accounting inventory adjustments, net of tax of $(2) and $(1), respectively	6	2
Loss from discontinued operations, net of tax of nil and $(2), respectively	7	2
Discount amortization on settlement financing, net of tax of nil and $(1), respectively	—	2
Loss on early extinguishment of debt, net of tax of nil and $(13), respectively	—	22
Certain legal settlements and related expenses, net of tax of nil and $(1), respectively	—	1
Amortization of pension and postretirement actuarial losses, net of tax of $(4) and $(7), respectively	11	13
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(11) and $(17), respectively	29	29

Adjusted net income(2)	$110	$48

NM—Not Meaningful

(1)
Our management uses EBITDA and adjusted EBITDA to assess financial performance. EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) loss on early extinguishment of debt; (d) certain legal settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment, plant closing and transition costs.

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

(3)
Includes cost associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our condensed consolidated statement of operations (unaudited).

Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

        For the three months ended March 31, 2014, net income attributable to Huntsman Corporation was $54 million on revenues of $2,755 million, compared with net loss attributable to Huntsman Corporation of $24 million on revenues of $2,702 million for the same period of 2013. For the three months ended March 31, 2014, net income attributable to Huntsman International was $57 million on revenues of $2,755 million, compared with net loss attributable to Huntsman International of $23 million on revenues of $2,702 million for the same period of 2013. The increase of $78 million in net income attributable to Huntsman Corporation and the increase of $80 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended March 31, 2014 increased by $53 million, or 2%, as compared with the 2013 period. The increase was due principally to higher average selling prices in our Advanced Materials and Textile Effects segments and higher sales volumes in our Polyurethanes, Performance Products and Textile Effects segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2014 increased by $101 million and $102, respectively, or 29% each, as compared with the 2013 period. The increase resulted from higher gross margins in all our segments, except for our Polyurethanes segment. See "—Segment Analysis" below.

  •
  Operating expenses for the three months ended March 31, 2014 increased by $6 million, or 2%, as compared with the 2013 period, primarily related to an increase in acquisition related expenses.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2014 decreased to $39 million from $44 million in the 2013 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Interest expense for the three months ended March 31, 2014 decreased by $3 million, or 6%, as compared with the 2013 period. The decrease was due primarily to lower average interest rates.

  •
  Loss on early extinguishment of debt for the three months ended March 31, 2014 decreased to nil from $35 million in the 2013 period. During the three months ended March 31, 2013, we recorded a loss on early extinguishment of debt of $35 million primarily from the repurchase of the remainder of our 2016 Senior Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense and the income tax expense of Huntsman International for the three months ended March 31, 2014 increased by $56 million and $55 million, respectively, as compared with the same period in 2013 primarily due to increased pre-tax income. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended March 31,
			Percent Change Favorable (Unfavorable)
	2014	2013
Revenues
Polyurethanes	$1,200	$1,182	2%
Performance Products	765	722	6%
Advanced Materials	319	336	(5)%
Textile Effects	224	188	19%
Pigments	318	330	(4)%
Eliminations	(71)	(56)	(27)%

Total	$2,755	$2,702	2%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$158	$167	(5)%
Performance Products	92	49	88%
Advanced Materials	41	3	NM
Textile Effects	8	(27)	NM
Pigments	13	3	333%
Corporate and other	(44)	(80)	45%

Subtotal	268	115	133%
Discontinued Operations	(7)	(3)	133%

Total	$261	$112	133%

Huntsman International
Segment EBITDA
Polyurethanes	$158	$167	(5)%
Performance Products	92	49	88%
Advanced Materials	41	3	NM
Textile Effects	8	(27)	NM
Pigments	13	3	333%
Corporate and other	(44)	(79)	44%

Subtotal	268	116	131%
Discontinued Operations	(7)	(3)	133%

Total	$261	$113	131%

(1)
For more information, including reconciliation of segment EBITDA to net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended March 31, 2014 vs. 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(4)%	—	1%	5%
Performance Products	2%	—	(10)%	14%
Advanced Materials	6%	(1)%	6%	(16)%
Textile Effects	15%	(2)%	2%	4%
Pigments	(5)%	1%	—	—
Total Company	(2)%	—	(4)%	8%

	Three months ended March 31, 2014 vs. December 31, 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	1%	—	—	(3)%
Performance Products	2%	—	4%	(3)%
Advanced Materials	3%	—	1%	2%
Textile Effects	5%	(1)%	2%	1%
Pigments	(1)%	—	(1)%	10%
Total Company	1%	—	1%	—

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to higher sales volumes, partially offset by lower average selling prices. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes remained essentially unchanged. PO/MTBE average selling prices decreased primarily due to less favorable market conditions and MDI average selling prices remained unchanged. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings, partially offset by increased MDI earnings.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to higher sales volumes and higher average selling prices, partially offset by the mix effect of more toll business. Sales volumes increased due to the impact of the scheduled maintenance on our olefins and ethylene oxide facilities in Port Neches, Texas in the first quarter of 2013, as well as improved demand for amines and maleic anhydride. Average selling prices increased, notably for maleic anhydride and surfactants, in response to higher raw material costs. The increase in segment EBITDA was primarily due to the impact of our scheduled maintenance in the first quarter of 2013, estimated at $55 million, offset by higher restructuring charges. During the three months ended March 31, 2014 and 2013, our Performance Products segment recorded restructuring, impairment and plant closing costs of $24 million and $2 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to lower sales volumes, partially offset by higher average selling prices and favorable sales mix. Sales volumes decreased in our base resins business primarily due to our restructuring efforts. During the fourth quarter of 2013, we closed two of our base resins production units as we focus on higher value component and formulations sales, such as aerospace, transportation and industrial markets. Average selling prices increased in all regions primarily due to increased prices for certain products as well as an increased focus on higher value component and formulations sales. The increase in segment EBITDA was primarily due to higher margins, lower restructuring, impairment and plant closing costs and lower selling, general and administrative costs as a result of recent restructuring efforts. During the three months ended March 31, 2014 and 2013, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $4 million and $21 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended March 31, 2014 compared to the same period of 2013 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily in response to higher raw material costs. Sales volumes increased primarily due to increased market share and stronger consumer end market sentiment. The increase in segment EBITDA was primarily due to higher margins and sales volumes, lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts and lower restructuring, impairment and plant closing and transition costs. During the three months ended March 31, 2014 and 2013, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $7 million and $22 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the three months ended March 31, 2014 compared to the same period of 2013 was primarily due to lower average selling prices as sales volumes were essentially unchanged. Average selling prices decreased primarily as a result of high industry inventory levels, offset in part by the strength of the euro against the U.S. dollar. The increase in segment EBITDA was primarily due to lower manufacturing costs due to higher absorption of fixed costs at higher production rates, partially offset by higher restructuring, impairment and plant closing costs. During the three months ended March 31, 2014 and 2013, our Pigments segment recorded restructuring, impairment and plant closing costs of $3 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2014, EBITDA from Corporate and other for Huntsman Corporation increased by $36 million to a loss of $44 million from a loss of $80 million for the same period in 2013. For the three months ended March 31, 2014, EBITDA from Corporate and other for Huntsman International increased by $35 million to a loss of $44 million from a loss of $79 million for the same period in 2013. The increase in EBITDA from Corporate and other resulted primarily from a decrease in loss on early extinguishment of debt of $35 million (nil in 2014 compared to $35 million loss in 2013). For more information concerning the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

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

Cash

        Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $67 million and $74 million, respectively. The decrease in net cash used in operating activities during the three months ended March 31, 2014 compared with the same period in 2013 was primarily attributable to an increase in operating income as described in "—Results of Operations" above, offset in part by a $89 million unfavorable variance in operating assets and liabilities for the three months ended March 31, 2014 as compared with the same period of 2013.

        Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $104 million and $85 million, respectively. During the three months ended March 31, 2014 and 2013, we paid $107 million and $89 million, respectively, for capital expenditures. During the three months ended March 31, 2014 and 2013, we made investments in Louisiana Pigment Company, L.P. of $11 million and $5 million, respectively, and received dividends from Louisiana Pigment Company, L.P. of $15 million each. During the three months ended March 31, 2014 and 2013, we paid nil and $7 million, respectively, for the acquisition of businesses.

        Net cash (used in) provided by financing activities for the three months ended March 31, 2014 and 2013 was $(71) million and $21 million, respectively. The decrease in net cash provided by financing activities was primarily due to lower net borrowings during the 2014 period as compared to the 2013.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Cash and cash equivalents	$277	$520	$(243)	(47)%
Restricted cash	9	9	—	—
Accounts and notes receivable, net	1,724	1,575	149	9%
Inventories	1,911	1,741	170	10%
Prepaid expenses	52	61	(9)	(15)%
Deferred income taxes	53	53	—	—
Other current assets	202	200	2	1%

Total current assets	4,228	4,159	69	2%

Accounts payable	1,185	1,113	72	6%
Accrued liabilities	717	726	(9)	(1)%
Deferred income taxes	43	43	—	—
Current portion of debt	270	277	(7)	(3)%

Total current liabilities	2,215	2,159	56	3%

Working capital	$2,013	$2,000	$13	1%

        Our working capital increased by $13 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $243 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable increased by $149 million mainly due to higher sales in the first quarter 2014 compared with the prior quarter.

  •
  Inventories increased by $170 million mainly due to higher inventory levels primarily in our Polyurethanes and Performance Products segments resulting from anticipated scheduled maintenance outages at certain manufacturing facilities during the second quarter of 2014 and higher benzene raw material costs.

  •
  The increase in accounts payable of $72 million was primarily due to higher purchases to support the higher inventory balance noted above.

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

Senior Credit Facilities

        As of March 31, 2014, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(2)	Maturity
Revolving Facility	$400	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		952		951		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		339		339		USD LIBOR plus 2.75%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
We have commitments with certain financial institutions to provide for a $200 million increase to our Revolving Increase to an aggregate Revolving Facility committed amount of $600 million upon completion of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendment to the Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the Credit Agreement. The amendment, among other things, permits us to incur the New Term Loan and to increase our Revolving Facility.

        We have entered into commitments with certain financial institutions to provide for the New Term Loan and provide for $200 million of the Revolving Increase. We intend to use the net proceeds of the New Term Loan, when funded, to pay the cash consideration related to Huntsman International's acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. If the acquisition is not consummated, we may use the net proceeds to refinance certain indebtedness of Huntsman International. These commitments will expire on September 17, 2014.

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        We did not redeem or repurchase any of our notes during the three months ended March 31, 2014. During the three months ended March 31, 2013, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34

Variable Interest Entity Debt

        As of March 31, 2014, Arabian Amines Company had $166 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants under its loan commitments. We do not guarantee these loan commitments, and Arabian Amines Company is not a guarantor of any of our other debt obligations. Arabian Amines Company's noncompliance with its financial covenants does not affect any of our debt obligations. While the lenders under the loan commitments have agreed to certain modifications, we continue discussions with Arabian Amines Company's lenders and expect to resolve the noncompliance. As of March 31, 2014, the amounts outstanding under these loan commitments were classified as current in our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2014, we have a loan of $807 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2014 on our condensed consolidated balance sheets (unaudited). As of March 31, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our A/R Programs and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants contained under its loan commitments. See "Note 7. Debt—Direct and Subsdiary Debt—Variable Interest Entity Debt" to our condensed consolidated financial statements (unaudited).

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

        Our Senior Credit Facilities are subject to the Leverage Covenant which applies only to the Revolving Facility and is calculated at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2014, we had $902 million of combined cash and unused borrowing capacity, consisting of $286 million in cash and restricted cash, $383 million in availability under our Revolving Facility, and $233 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $214 million for the three months ended March 31, 2014, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During 2014, we expect to spend approximately $500 million on capital expenditures, net of reimbursements, excluding any amounts associated with the planned acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the three months ended March 31, 2014, we made contributions to our pension and postretirement benefit plans of $28 million. During 2014, we expect to contribute an additional amount of approximately $108 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2014, we had $123 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $33 million.

  •
  On September 17, 2013, we entered into the Stock Purchase Agreement with Rockwood Holdings, Inc., which was amended on March 20, 2014. Pursuant to the Stock Purchase Agreement, as amended, we will acquire Rockwood's Performance Additives and Titanium Dioxide businesses for approximately $1.05 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions, and we continue to work with Rockwood and the regulatory authorities to close the transaction. See "Note 1. General—Recent Developments—Performance Additives and Titanium Dioxide Acquisition" to our condensed consolidated financial statements (unaudited). In connection with the acquisition, we have entered into financing commitments with certain financial institutions to provide a $1.2 billion New Term Loan and a $200 million Revolving Increase under our existing Senior Credit Facilities. These commitments will expire on September 17, 2014. See "Note 7. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements (unaudited).

        As of March 31, 2014, we had $270 million classified as current portion of debt, including debt at our variable interest entities of $179 million, a borrowing facility and short term debt in China for Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd) totaling $40 million, our scheduled Senior Credit Facilities amortization payments totaling $14 million, $6 million related to the annual financing of our insurance premiums, and certain other short-term facilities and scheduled amortization payments totaling $31 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of March 31, 2014, we had approximately $168 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to adverse tax consequences. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments are involved in cost reduction programs that are expected to reduce costs in these businesses by approximately $240 million. These cost savings are expected to be achieved through the beginning of 2015. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2014, we had approximately $201 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of March 31, 2014, the fair value of the hedge was $1 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of March 31, 2014, the fair value of the hedge was $1 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of March 31, 2014, the combined fair value of these two hedges was $3 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the hedges as of March 31, 2014 was €33 million (approximately $45 million) and the derivative transactions do not qualify for hedge accounting. As of March 31, 2014, the fair value of the hedges was €1 million (approximately $1 million) and was recorded as a liability on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2014, we recorded a reduction of interest expense of nil due to changes in the fair value of the hedges.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of March 31, 2014 was $30 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2014, the fair value of the swap was $3 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2014, we recorded additional (reduction of) interest expense of nil due to changes in fair value of the swap. As of March 31, 2014, Arabian Amines Company was not in compliance with certain financial covenants under its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt" to our condensed consolidated financial statements (unaudited).

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of March 31, 2014, the fair value of this swap was $1 million and was recorded as an asset on our condensed consolidated balance sheets (unaudited).

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2014, we have designated approximately €505 million (approximately $695 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2014, the amount of gain recognized on the hedge of our net investment was less than $1 million and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of March 31, 2014, we had approximately €1,012 million (approximately $1,394 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended March 31, 2014, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	—
February	258,746	21.80	—	—
March	—	—	—	—

Total	258,746	$21.80	—

(1)
There were 258,746 shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during February.

ITEM 6.    EXHIBITS

2.1	*	Amendment to Stock Purchase Agreement dated as of March 20, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith. The schedule to the Amendment to Stock Purchase Agreement has been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish a supplemental copy of the schedule to the Securities and Exchange Commission upon request.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2014	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

 EXHIBIT INDEX

2.1	*	Amendment to Stock Purchase Agreement dated as of March 20, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith. The schedule to the Amendment to Stock Purchase Agreement has been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish a supplemental copy of the schedule to the Securities and Exchange Commission upon request.