Form 10-Q
period 2014-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2014-07-30
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

          On July 21, 2014, 243,914,003 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$403	$520
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $41 and $42, respectively), ($651 and $521 pledged as collateral, respectively)(a)	1,819	1,542
Accounts receivable from affiliates	51	33
Inventories(a)	1,847	1,741
Prepaid expenses	47	61
Deferred income taxes	53	53
Other current assets(a)	219	200

Total current assets	4,448	4,159
Property, plant and equipment, net(a)	3,776	3,824
Investment in unconsolidated affiliates	290	285
Intangible assets, net(a)	75	87
Goodwill	130	131
Deferred income taxes	240	243
Notes receivable from affiliates	—	1
Other noncurrent assets(a)	483	458

Total assets	$9,442	$9,188

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,117	$1,067
Accounts payable to affiliates	45	46
Accrued liabilities(a)	682	726
Deferred income taxes	43	43
Current portion of debt(a)	257	277

Total current liabilities	2,144	2,159
Long-term debt(a)	3,809	3,633
Notes payable to affiliates	5	6
Deferred income taxes	270	313
Other noncurrent liabilities(a)	906	948

Total liabilities	7,134	7,059
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 247,957,529 and 245,930,859 issued and 242,476,602 and 240,401,442 outstanding in 2014 and 2013, respectively	2	2
Additional paid-in capital	3,359	3,305
Treasury stock, 4,043,526 shares at both June 30, 2014 and December 31, 2013	(50)	(50)
Unearned stock-based compensation	(20)	(13)
Accumulated deficit	(582)	(687)
Accumulated other comprehensive loss	(556)	(577)

Total Huntsman Corporation stockholders' equity	2,153	1,980
Noncontrolling interests in subsidiaries	155	149

Total equity	2,308	2,129

Total liabilities and equity	$9,442	$9,188

(a)
At June 30, 2014 and December 31, 2013, respectively, $38 and $39 of cash and cash equivalents, $9 each of restricted cash, $45 and $41 of accounts and notes receivable (net), $57 and $54 of inventories, $6 and $3 of other current assets, $357 and $369 of property, plant and equipment (net), $18 and $17 of intangible assets (net), $26 and $28 of other noncurrent assets, $86 and $73 of accounts payable, $32 each of accrued liabilities, $180 and $183 of current portion of debt, $51 and $64 of long-term debt, and $39 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Trade sales, services and fees, net	$2,921	$2,774	$5,614	$5,409
Related party sales	67	56	129	123

Total revenues	2,988	2,830	5,743	5,532
Cost of goods sold	2,483	2,379	4,788	4,732

Gross profit	505	451	955	800
Operating expenses:
Selling, general and administrative	244	233	473	459
Research and development	37	34	73	70
Other operating (income) expense	(5)	14	(9)	7
Restructuring, impairment and plant closing costs	13	29	52	73

Total expenses	289	310	589	609

Operating income	216	141	366	191
Interest expense	(51)	(47)	(99)	(98)
Equity in income of investment in unconsolidated affiliates	2	2	4	3
Loss on early extinguishment of debt	—	—	—	(35)
Other income	—	2	1	2

Income from continuing operations before income taxes	167	98	272	63
Income tax expense	(43)	(44)	(79)	(24)

Income from continuing operations	124	54	193	39
Loss from discontinued operations	—	—	(7)	(2)

Net income	124	54	186	37
Net income attributable to noncontrolling interests	(5)	(7)	(13)	(14)

Net income attributable to Huntsman Corporation	$119	$47	$173	$23

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.49	$0.20	$0.75	$0.11
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.03)	(0.01)

Net income attributable to Huntsman Corporation common stockholders	$0.49	$0.20	$0.72	$0.10

Weighted average shares	241.8	239.7	241.3	239.4

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.48	$0.19	$0.74	$0.11
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.03)	(0.01)

Net income attributable to Huntsman Corporation common stockholders	$0.48	$0.19	$0.71	$0.10

Weighted average shares	245.7	242.2	245.0	242.0

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$119	$47	$180	$25
Loss from discontinued operations, net of tax	—	—	(7)	(2)

Net income	$119	$47	$173	$23

Dividends per share	$0.125	$0.125	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$124	$54	$186	$37
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of $(2) and $1 for the three months ended, respectively, and $(2) and $(1) for the six months ended, respectively	2	(30)	—	(97)
Pension and other postretirement benefits adjustments, net of tax of $(3) and $(5) for the three months ended, respectively, and $(6) and $(15) for the six months ended, respectively	8	17	17	50
Other, net	1	1	1	2

Other comprehensive income (loss)	11	(12)	18	(45)

Comprehensive income (loss)	135	42	204	(8)
Comprehensive loss (income) attributable to noncontrolling interests	2	(4)	(10)	(11)

Comprehensive income (loss) attributable to Huntsman Corporation	$137	$38	$194	$(19)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2014	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$149	$2,129
Net income	—	—	—	—	—	173	—	13	186
Other comprehensive income	—	—	—	—	—	—	21	(3)	18
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	1,003,482	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	5	—	8	—	—	—	13
Repurchase and cancellation of stock awards	(296,925)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	1,368,603	—	28	—	—	—	—	—	28
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax expense related to stock-based compensation	—	—	(1)	—	—	—	—	—	(1)
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends declared on common stock	—	—	—	—	—	(60)	—	—	(60)

Balance, June 30, 2014	242,476,602	$2	$3,359	$(50)	$(20)	$(582)	$(556)	$155	$2,308

Balance, January 1, 2013	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$123	$1,896
Net income	—	—	—	—	—	23	—	14	37
Other comprehensive loss	—	—	—	—	—	—	(42)	(3)	(45)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,057,272	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	4	—	7	—	—	—	11
Repurchase and cancellation of stock awards	(303,247)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	750,558	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(60)	—	—	(60)

Balance, June 30, 2013	239,778,005	$2	$3,294	$(50)	$(19)	$(732)	$(786)	$134	$1,843

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net income	$186	$37
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(4)	(3)
Depreciation and amortization	239	216
Loss on early extinguishment of debt	—	35
Noncash interest expense	5	3
Deferred income taxes	(32)	(69)
Noncash loss on foreign currency transactions	4	23
Stock-based compensation	16	14
Impairment of assets	6	1
Other, net	(2)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(300)	(186)
Inventories	(109)	79
Prepaid expenses	14	10
Other current assets	(19)	(30)
Other noncurrent assets	(13)	(97)
Accounts payable	94	(60)
Accrued liabilities	(75)	14
Other noncurrent liabilities	(27)	11

Net cash used in operating activities	(17)	(2)

Investing Activities:
Capital expenditures	(214)	(181)
Cash received from unconsolidated affiliates	30	34
Investment in unconsolidated affiliates	(29)	(32)
Acquisition of businesses, net of cash acquired	—	(7)
Proceeds from sale of businesses/assets	14	2
Other, net	(3)	2

Net cash used in investing activities	(202)	(182)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Six months ended June 30,
	2014	2013
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(2)
Net borrowings on overdraft facilities	8	10
Repayments of short-term debt	(8)	(18)
Borrowings on short-term debt	5	13
Repayments of long-term debt	(35)	(418)
Proceeds from issuance of long-term debt	204	473
Repayments of notes payable	(16)	(21)
Borrowings on notes payable	1	1
Debt issuance costs paid	(4)	(3)
Contingent consideration paid for acquisition	(6)	—
Call premiums related to early extinguishment of debt	—	(4)
Dividends paid to common stockholders	(60)	(60)
Repurchase and cancellation of stock awards	(7)	(6)
Proceeds from issuance of common stock	28	3
Excess tax (expense) benefit related to stock-based compensation	(1)	4
Other, net	(5)	1

Net cash provided by (used in) financing activities	103	(27)

Effect of exchange rate changes on cash	(1)	(4)

Decrease in cash and cash equivalents	(117)	(215)
Cash and cash equivalents at beginning of period	520	387

Cash and cash equivalents at end of period	$403	$172

Supplemental cash flow information:
Cash paid for interest	$91	$95
Cash paid for income taxes	143	46

        During the six months ended June 30, 2014 and 2013, the amount of capital expenditures in accounts payable decreased by $32 million and $34 million, respectively. During the six months ended June 30, 2014 and 2013, we acquired assets under capital leases of $10 million and nil, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$308	$515
Restricted cash(a)	9	9
Accounts and notes receivable (net of allowance for doubtful accounts of $41 and $42, respectively), ($651 and $521 pledged as collateral, respectively)(a)	1,817	1,542
Accounts receivable from affiliates	352	325
Inventories(a)	1,847	1,741
Prepaid expenses	45	61
Deferred income taxes	53	53
Other current assets(a)	213	200

Total current assets	4,644	4,446
Property, plant and equipment, net(a)	3,722	3,759
Investment in unconsolidated affiliates	290	285
Intangible assets, net(a)	77	88
Goodwill	130	131
Deferred income taxes	239	243
Notes receivable from affiliates	—	1
Other noncurrent assets(a)	483	458

Total assets	$9,585	$9,411

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,117	$1,067
Accounts payable to affiliates	57	53
Accrued liabilities(a)	694	742
Deferred income taxes	44	44
Note payable to affiliate	100	100
Current portion of debt(a)	257	277

Total current liabilities	2,269	2,283
Long-term debt(a)	3,809	3,633
Notes payable to affiliates	712	779
Deferred income taxes	259	303
Other noncurrent liabilities(a)	900	938

Total liabilities	7,949	7,936
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,152	3,138
Accumulated deficit	(1,077)	(1,194)
Accumulated other comprehensive loss	(594)	(618)

Total Huntsman International LLC members' equity	1,481	1,326
Noncontrolling interests in subsidiaries	155	149

Total equity	1,636	1,475

Total liabilities and equity	$9,585	$9,411

(a)
At June 30, 2014 and December 31, 2013, respectively, $38 and $39 of cash and cash equivalents, $9 each of restricted cash, $45 and $41 of accounts and notes receivable (net), $57 and $54 of inventories, $6 and $3 of other current assets, $357 and $369 of property, plant and equipment (net), $18 and $17 of intangible assets (net), $26 and $28 of other noncurrent assets, $86 and $73 of accounts payable, $32 each of accrued liabilities, $180 and $183 of current portion of debt, $51 and $64 of long-term debt, and $39 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Trade sales, services and fees, net	$2,921	$2,774	$5,614	$5,409
Related party sales	67	56	129	123

Total revenues	2,988	2,830	5,743	5,532
Cost of goods sold	2,482	2,374	4,782	4,723

Gross profit	506	456	961	809
Operating expenses:
Selling, general and administrative	243	232	470	456
Research and development	37	34	73	70
Other operating (income) expense	(5)	14	(9)	7
Restructuring, impairment and plant closing costs	13	29	52	73

Total expenses	288	309	586	606

Operating income	218	147	375	203
Interest expense	(52)	(51)	(103)	(105)
Equity in income of investment in unconsolidated affiliates	2	2	4	3
Loss on early extinguishment of debt	—	—	—	(35)
Other income	—	2	1	2

Income from continuing operations before income taxes	168	100	277	68
Income tax expense	(43)	(44)	(80)	(26)

Income from continuing operations	125	56	197	42
Loss from discontinued operations, net of tax	—	—	(7)	(2)

Net income	125	56	190	40
Net income attributable to noncontrolling interests	(5)	(7)	(13)	(14)

Net income attributable to Huntsman International LLC	$120	$49	$177	$26

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$125	$56	$190	$40
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of $(2) and $1 for the three months ended, respectively, and $(2) and $(1) for the six months ended, respectively	3	(30)	—	(97)
Pension and other postretirement benefits adjustments, net of tax of $(3) and $(4) for the three months ended, respectively, and $(7) and $(15) for the six months ended, respectively	10	19	20	52
Other, net	—	1	1	3

Other comprehensive income (loss)	13	(10)	21	(42)

Comprehensive income (loss)	138	46	211	(2)
Comprehensive loss (income) attributable to noncontrolling interests	2	(4)	(10)	(11)

Comprehensive income (loss) attributable to Huntsman International LLC	$140	$42	$201	$(13)

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2014	2,728	$3,138	$(1,194)	$(618)	$149	$1,475
Net income	—	—	177	—	13	190
Dividends paid to parent	—	—	(60)	—	—	(60)
Other comprehensive income	—	—	—	24	(3)	21
Contribution from parent	—	15	—	—	—	15
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax expense related to stock-based compensation	—	(1)	—	—	—	(1)

Balance, June 30, 2014	2,728	$3,152	$(1,077)	$(594)	$155	$1,636

Balance, January 1, 2013	2,728	$3,109	$(1,224)	$(791)	$123	$1,217
Net income	—	—	26	—	14	40
Dividends paid to parent	—	—	(60)	—	—	(60)
Other comprehensive loss	—	—	—	(39)	(3)	(42)
Contribution from parent	—	13	—	—	—	13
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, June 30, 2013	2,728	$3,126	$(1,258)	$(830)	$134	$1,172

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net income	$190	$40
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(4)	(3)
Depreciation and amortization	229	204
Loss on early extinguishment of debt	—	35
Noncash interest expense	9	10
Deferred income taxes	(31)	(67)
Noncash loss on foreign currency transactions	4	23
Noncash compensation	15	13
Impairment of assets	6	1
Other, net	(2)	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(299)	(186)
Inventories	(109)	79
Prepaid expenses	15	11
Other current assets	(13)	(30)
Other noncurrent assets	(13)	(97)
Accounts payable	89	(67)
Accrued liabilities	(80)	12
Other noncurrent liabilities	(23)	14

Net cash used in operating activities	(17)	(6)

Investing Activities:
Capital expenditures	(214)	(181)
Cash received from unconsolidated affiliates	30	34
Investment in unconsolidated affiliates	(29)	(32)
Acquisition of businesses, net of cash acquired	—	(7)
Proceeds from sale of businesses/assets	14	2
Increase in receivable from affiliate	(5)	—
Other, net	(3)	2

Net cash used in investing activities	(207)	(182)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Six months ended June 30,
	2014	2013
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(2)
Net borrowings on overdraft facilities	8	10
Repayments of short-term debt	(8)	(18)
Borrowings on short-term debt	5	13
Repayments of long-term debt	(35)	(418)
Proceeds from issuance of long-term debt	204	473
Proceeds from notes payable to affiliate	—	177
Repayments of notes payable to affiliate	(65)	—
Repayments of notes payable	(16)	(21)
Borrowings on notes payable	1	1
Debt issuance costs paid	(4)	(3)
Contingent consideration paid for acquisition	(6)	—
Call premiums related to early extinguishment of debt	—	(4)
Dividends paid to parent	(60)	(60)
Excess tax (expense) benefit related to stock-based compensation	(1)	4
Other, net	(4)	1

Net cash provided by financing activities	18	153

Effect of exchange rate changes on cash	(1)	(4)

Decrease in cash and cash equivalents	(207)	(39)
Cash and cash equivalents at beginning of period	515	210

Cash and cash equivalents at end of period	$308	$171

Supplemental cash flow information:
Cash paid for interest	$91	$95
Cash paid for income taxes	143	46

        During the six months ended June 30, 2014 and 2013, the amount of capital expenditures in accounts payable decreased by $32 million and $34 million, respectively. During the six months ended June 30, 2014 and 2013, Huntsman Corporation contributed $15 million and $13 million related to stock-based compensation, respectively. During the six months ended June 30, 2014 and 2013, we acquired assets under capital leases of $10 million and nil, respectively.

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

RECENT DEVELOPMENTS

Performance Additives and Titanium Dioxide Acquisition

        On September 17, 2013, we entered into a definitive agreement (the "Stock Purchase Agreement") with Rockwood Holdings, Inc. ("Rockwood"), which was amended on March 20, 2014. Pursuant to the Stock Purchase Agreement, as amended, we will acquire Rockwood's Performance Additives and Titanium Dioxide businesses for approximately $1.05 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions, and we continue to work with the European Commission in their review of the proposed acquisition of Rockwood's Performance Additives and Titanium Dioxide business. We have proposed certain remedies we believe address the Commission's concerns and are confident that final approval

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

1. GENERAL (Continued)

will be secured by the end of the third quarter of 2014. To accommodate possible delays that may arise from the European Commission review, we have entered into an amendment to the Stock Purchase Agreement to extend its term to the end of October. This extension is conditioned on also extending the financing arrangements, which we are in the process of doing.

Restructuring of the European Surfactants Business

        In connection with the restructuring of our European surfactants business, on June 25, 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France, to Wilmar Europe Holdings B.V. ("Wilmar"). In connection with this sale, we recognized a gain of $2 million in the second quarter of 2014. In addition, Wilmar has entered into a multi-year arrangement to purchase certain sulphated surfactants products from our facilities in St. Mihiel, France and Castiglione delle Stiviere, Italy. Additionally, we intend to cease production at our Patrica, Italy surfactants facility by October 2014.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments in this ASU should be applied retrospectively, and early application is not permitted. We are currently evaluating the impact of the adoption of the amendments in this ASU on our condensed consolidated financial statements (unaudited).

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
(UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

relates to an earn-out agreement which will be paid over two years if certain conditions are met. Related to this earn-out agreement, $6 million was paid during the six months ended June 30, 2014. The acquired business has been integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant.

        We have accounted for the Oxid Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

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

        Intangible assets acquired consist primarily of developed technology and customer relationships, both of which will be amortized over 15 years. If this acquisition were to have occurred on January 1, 2013, the following estimated pro forma revenues and net loss attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma	Pro Forma
	Three months ended June 30, 2013 (Unaudited)	Six months ended June 30, 2013 (Unaudited)
Revenues	$2,856	$5,578
Net income attributable to Huntsman Corporation	50	27

Huntsman International

	Pro Forma	Pro Forma
	Three months ended June 30, 2013 (Unaudited)	Six months ended June 30, 2013 (Unaudited)
Revenues	$2,856	$5,578
Net income attributable to Huntsman International	52	30

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2014	December 31, 2013
Raw materials and supplies	$454	$433
Work in progress	90	92
Finished goods	1,382	1,290

Total	1,926	1,815
LIFO reserves	(79)	(74)

Net	$1,847	$1,741

        For both June 30, 2014 and December 31, 2013, approximately 11% of inventories were recorded using the LIFO cost method.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        Creditors of these entities have no recourse to our general credit. As the primary beneficiary of these variable interest entities at June 30, 2014, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	June 30, 2014	December 31, 2013
Current assets	$189	$147
Property, plant and equipment, net	357	369
Other noncurrent assets	70	76
Deferred income taxes	28	28
Intangible assets	18	17
Goodwill	16	16

Total assets	$678	$653

Current liabilities	$364	$330
Long-term debt	57	72
Deferred income taxes	9	9
Other noncurrent liabilities	39	45

Total liabilities	$469	$456

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2014 and December 31, 2013, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2014	$52	$—	$60	$1	$113
2014 charges for 2013 and prior initiatives	38	4	3	6	51
2014 charges for 2014 initiatives	6	—	—	—	6
Reversal of reserves no longer required	(7)	—	—	(1)	(8)
2014 payments for 2013 and prior initiatives	(30)	(4)	(3)	(6)	(43)
Foreign currency effect on liability balance	—	—	(1)	—	(1)

Accrued liabilities as of June 30, 2014	$59	$—	$59	$—	$118

(1)
The workforce reduction reserves relate to the termination of 646 positions, of which 507 positions had not been terminated as of June 30, 2014.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2014	December 31, 2013
2012 and prior initiatives	$75	$95
2013 initiatives	37	18
2014 initiatives	6	—

Total	$118	$113

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2014	$9	$10	$12	$68	$2	$3	$9	$113
2014 charges for 2013 and prior initiatives	—	23	9	10	3	—	6	51
2014 charges for 2014 initiatives	—	—	—	5	—	—	1	6
Reversal of reserves no longer required	—	(1)	(4)	(2)	—	—	(1)	(8)
2014 payments for 2013 and prior initiatives	(2)	(3)	(12)	(16)	(3)	—	(7)	(43)
Foreign currency effect on liability balance	—	—	—	—	(1)	—	—	(1)

Accrued liabilities as of June 30, 2014	$7	$29	$5	$65	$1	$3	$8	$118

Current portion of restructuring reserves	$3	$29	$3	$9	$1	$3	$8	$56
Long-term portion of restructuring reserves	4	—	2	56	—	—	—	62

        Details with respect to cash and noncash restructuring charges for the six months ended June 30, 2014 and 2013 by initiative are provided below (dollars in millions):

	Three months ended June 30, 2014	Six months ended June 30, 2014
Cash charges:
2014 charges for 2013 and prior initiatives	$10	$51
2014 charges for 2014 initiatives	6	6
Pension related charges	1	2
Reversal of reserves no longer required	(4)	(8)
Non-cash charges	—	1

Total 2014 Restructuring, Impairment and Plant Closing Costs	$13	$52

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

	Three months ended June 30, 2013	Six months ended June 30, 2013
Cash charges:
2013 charges for 2012 and prior initiatives	$18	$62
2013 charges for 2013 initiatives	12	14
Pension related charges	1	5
Reversal of reserves no longer required	(2)	(9)
Non-cash charges	—	1

Total 2013 Restructuring, Impairment and Plant Closing Costs	$29	$73

2014 RESTRUCTURING ACTIVITIES

        During 2013, our Performance Products segment initiated a restructuring program to refocus our surfactants business in Europe. In connection with this program, on June 25, 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France to Wilmar. In addition, Wilmar has entered into a multi-year arrangement to purchase certain sulphated surfactant products from our facilities in St. Mihiel, France and Castiglione delle Stiviere, Italy. Additionally, we intend to cease production at our Patrica, Italy surfactants facility by October 2014. During the six months ended June 30, 2014, we recorded charges of $23 million primarily related to workforce reductions, reversed reserves of $1 million that were no longer required and recorded a charge of $1 million for the impairment of long-lived assets relating to the sale of our Lavera, France manufacturing facility to Wilmar.

        During the six months ended June 30, 2014, our Advanced Materials segment recorded charges of $9 million primarily related to workforce reductions with our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance its commercial excellence and improve its long-term global competitiveness. Our Advanced Materials segment also reversed reserves of $4 million related to this initiative that were no longer required.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the six months ended June 30, 2014, our Textile Effects segment recorded charges of $2 million for long-term contract termination costs, $4 million for decommissioning, $1 million for workforce reduction and $1 million in other restructuring costs associated with this initiative. Additionally, we reversed reserves of $2 million related to this initiative that were no longer required. In June 2014, we announced plans for the closure our Qingdao, China plant to be completed by December 2015. During the six months ended June 30, 2014, we recorded charges of $5 million primarily related to workforce reductions related to this initiative. Additionally, we recorded charges of $1 million for long-term contract termination costs and $1 million for workforce reductions for other restructuring initiatives.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        During the six months ended June 30, 2014, our Corporate and other segment recorded charges of $6 million and reversed reserves of $1 million primarily related to workforce reductions in association with a reorganization of our global information technology organization. Additionally, we recorded charges of $1 million for other restructuring initiatives.

2013 RESTRUCTURING ACTIVITIES

        During the six months ended June 30, 2013, our Polyurethanes segment recorded charges of $3 million and reversed reserves of $5 million related to workforce reductions in association with our program to reduce annualized fixed costs by approximately $75 million. Our Polyurethanes segment also recorded pension-related settlement charges of $5 million related to this program.

        During the six months ended June 30, 2013, our Performance Products segment recorded charges of $4 million primarily related to workforce reductions in our Australian operation.

        During the six months ended June 30, 2013, our Advanced Materials segment recorded charges of $28 million primarily related to workforce reductions with our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance its commercial excellence and improve its long-term global competitiveness. Our Advanced Materials segment also recorded a $1 million noncash charge for asset impairments and reversed reserves of $2 million related to this initiative.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the six months ended June 30, 2013, our Textile Effects segment recorded charges of $19 million for long-term fixed cost contracts, $8 million for decommissioning, $2 million for other restructuring and $1 million for workforce reduction and reversed reserves of $2 million related to workforce reduction associated with this initiative.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	June 30, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$1,339	$1,351
Amounts outstanding under A/R programs	245	248
Senior notes	1,258	1,061
Senior subordinated notes	890	891
HPS (China) debt	33	40
Variable interest entities	231	247
Other	70	72

Total debt—excluding debt to affiliates	$4,066	$3,910

Total current portion of debt	$257	$277
Long-term portion	3,809	3,633

Total debt—excluding debt to affiliates	$4,066	$3,910

Total debt—excluding debt to affiliates	$4,066	$3,910
Notes payable to affiliates—noncurrent	5	6

Total debt	$4,071	$3,916

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	June 30, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$1,339	$1,351
Amounts outstanding under A/R programs	245	248
Senior notes	1,258	1,061
Senior subordinated notes	890	891
HPS (China) debt	33	40
Variable interest entities	231	247
Other	70	72

Total debt—excluding debt to affiliates	$4,066	$3,910

Total current portion of debt	$257	$277
Long-term portion	3,809	3,633

Total debt—excluding debt to affiliates	$4,066	$3,910

Total debt—excluding debt to affiliates	$4,066	$3,910
Notes payable to affiliates—current	100	100
Notes payable to affiliates—noncurrent	712	779

Total debt	$4,878	$4,789

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

Senior Credit Facilities

        As of June 30, 2014, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

7. DEBT (Continued)

Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$400	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		952		952		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		339		339		USD LIBOR plus 2.75%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
We have commitments with certain financial institutions to provide for a $200 million increase to our Revolving Facility ("Revolving Increase") to an aggregate Revolving Facility committed amount of $600 million upon completion of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

        We have entered into commitments with certain financial institutions to provide for the New Term Loan and provide for $200 million of the Revolving Increase. We intend to use the net proceeds of the New Term Loan, when funded, to pay the cash consideration related to Huntsman International's acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood. If the acquisition is not consummated, we may use the net proceeds to refinance certain indebtedness of Huntsman International. These commitments will expire on September 17, 2014. We intend to make certain modifications to these financing arrangements that will effectively extend the expiration date to December 17, 2014.

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

Notes

        As of June 30, 2014, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
Senior Notes ("2020 Senior Notes")	November 2020	4.875%	$650 ($647 carrying value)
Senior Notes ("2021 Senior Notes")	April 2021	5.125%	€445 (€450 carrying value ($611))
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($540 carrying value)

        On June 2, 2014, pursuant to an indenture entered into on December 23, 2013, Huntsman International issued €145 million (approximately $197 million) aggregate principal amount of additional 2021 Senior Notes. The notes are recorded at carrying value €150 million (approximately $204 million) as of June 30, 2014.

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

        The 2021 Senior Notes and 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2021 Senior Notes and 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2021 and 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

7. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        We did not redeem or repurchase any of our notes during the six months ended June 30, 2014. During the six months ended June 30, 2013, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34

Variable Interest Entity Debt

        As of June 30, 2014, Arabian Amines Company, our consolidated 50%-owned joint venture, had $166 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company is currently not in compliance with certain financial covenants under its loan commitments. We do not guarantee these loan commitments, and Arabian Amines Company is not a guarantor of any of our other debt obligations. Arabian Amines Company's noncompliance with its financial covenants does not affect any of our debt obligations. While the lenders under the loan commitments have agreed to certain modifications, we continue discussions with Arabian Amines Company's lenders and expect to resolve the noncompliance. As of June 30, 2014, the amounts outstanding under these loan commitments were classified as current in our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2014, we have a loan of $807 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2014 on our condensed consolidated balance sheets (unaudited). As of June 30, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. accounts receivable securitization program ("U.S. A/R Program"), less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our U.S. A/R Program and our European accounts receivable securitization program ("European A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants contained under its loan commitments. See "—Variable Interest Entity Debt" above.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2014, we had approximately $215 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2014, the fair value of the hedge was $1 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2014, the fair value of the hedge was $1 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

June 30, 2014, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the hedges as of June 30, 2014 was €25 million (approximately $34 million) and the derivative transactions do not qualify for hedge accounting. As of June 30, 2014, the fair value of the hedges was less than €1 million (less than approximately $1 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2014, we recorded a reduction of interest expense of nil and €1 million (approximately $1 million), respectively, due to changes in the fair value of the hedges.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of June 30, 2014 was $30 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2014, the fair value of the swap was $3 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2014, we recorded additional (reduction of) interest expense of nil each due to changes in fair value of the swap. As of June 30, 2014, Arabian Amines Company was not in compliance with certain financial covenants under its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2014, the fair value of this swap was $3 million and was recorded in current assets on our condensed consolidated balance sheets (unaudited).

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2014, we have designated approximately €475 million (approximately $645 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2014, the amount of gain recognized on the hedge of our net investment was $5 million and $6 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of June 30, 2014, we had approximately €1,028 million (approximately $1,397 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$21	$21	$21	$21
Cross-currency interest rate contracts	3	3	2	2
Interest rate contracts	(9)	(9)	(10)	(10)
Long-term debt (including current portion)	(4,066)	(4,197)	(3,910)	(4,010)

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

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2014	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)(3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	3	—	3	—

Total assets	$24	$21	$3	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(9)	$—	$(9)	$—

		Fair Value Amounts Using
Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)(3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	2	—	2	—

Total assets	$23	$21	$2	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(10)	$—	$(10)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the six months ended June 30, 2014 and the year ended December 31, 2013. During the six months ended June 30, 2014 and 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended June 30, 2014 and 2013, we recorded charges of $6 million and $1 million, respectively, for the impairment of long-lived assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Service cost	$15	$16	$—	$1
Interest cost	37	32	2	1
Expected return on assets	(49)	(42)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	13	20	1	1

Net periodic benefit cost	$14	$25	$2	$2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$30	$33	$1	$2
Interest cost	74	65	3	2
Expected return on assets	(98)	(86)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(1)
Amortization of actuarial loss	26	40	1	1
Special termination benefits	3	5	—	—
Settlement loss	1	—	—	—

Net periodic benefit cost	$33	$54	$3	$4

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Service cost	$15	$17	$—	$1
Interest cost	37	32	2	1
Expected return on assets	(49)	(42)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	15	21	1	1

Net periodic benefit cost	$16	$27	$2	$2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$30	$34	$1	$2
Interest cost	74	65	3	2
Expected return on assets	(98)	(86)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(1)
Amortization of actuarial loss	30	42	1	1
Special termination benefits	3	5	—	—
Settlement loss	1	—	—	—

Net periodic benefit cost	$37	$57	$3	$4

        During the six months ended June 30, 2014 and 2013, we made contributions to our pension and other postretirement benefit plans of $60 million and $76 million, respectively. During the remainder of 2014, we expect to contribute an additional amount of approximately $76 million to these plans.

        Beginning July 1, 2014, the Huntsman Defined Benefit Pension Plan was closed to new, non-union entrants. New, non-union entrants will be provided with a defined contribution plan with a non-discretionary employer contribution and a company match.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        During each of the quarters ended June 30, 2014 and 2013 and March 31, 2014 and 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2014	$246	$(851)	$12	$8	$(585)	$8	$(577)
Other comprehensive income before reclassifications	—	—	—	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss(c)	—	17	—	1	18	—	18

Net current-period other comprehensive income	—	17	—	1	18	3	21

Ending balance, June 30, 2014	$246	$(834)	$12	$9	$(567)	$11	$(556)

(a)
Amounts are net of tax of $15 and $13 as of June 30, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $77 and $83 as of June 30, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2013	$269	$(1,036)	$7	$3	$(757)	$13	$(744)
Other comprehensive (loss) income before reclassifications	(97)	22	—	2	(73)	3	(70)
Amounts reclassified from accumulated other comprehensive loss(c)	—	28	—	—	28	—	28

Net current-period other comprehensive income	(97)	50	—	2	(45)	3	(42)

Ending balance, June, 30 2013	$172	$(986)	$7	$5	$(802)	$16	$(786)

(a)
Amounts are net of tax of $21 and $20 as of June 30, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $182 and $197 as of June 30, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended June 30, 2014	Six months ended June 30, 2014
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(a)(b)
Actuarial loss	14	27	(a)(b)(c)
Settlement loss	—	1	(a)(b)

	11	23	Total before tax
	(3)	(6)	Income tax expense

Total reclassifications for the period	$8	$17	Net of tax

	Three months ended June 30, 2013	Six months ended June 30, 2013
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(a)(b)
Actuarial loss	21	41	(a)(b)(c)

	19	37	Total before tax
	(5)	(9)	Income tax expense

Total reclassifications for the period	$14	$28	Net of tax

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

(c)
Amounts contain approximately $1 million and $3 million of actuarial losses related to discontinued operations for each of the three months ended June 30, 2014 and 2013, respectively, and $2 and $4 million for the six months ended June 30, 2014 and 2013, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2014	$243	$(883)	$12	$2	$(626)	$8	$(618)

Other comprehensive income before reclassifications	—	—	—	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss(c)	—	20	—	1	21	—	21

Net current-period other comprehensive income	—	20	—	1	21	3	24

Ending balance, June 30, 2014	$243	$(863)	$12	$3	$(605)	$11	$(594)

(a)
Amounts are net of tax of $2 and nil as of June 30, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $106 and $113 as of June 30, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2013	$268	$(1,076)	$7	$(3)	$(804)	$13	$(791)

Other comprehensive income before reclassifications	(97)	22	—	3	(72)	3	(69)
Amounts reclassified from accumulated other comprehensive loss(c)	—	30	—	—	30	—	30

Net current-period other comprehensive (loss) income	(97)	52	—	3	(42)	3	(39)

Ending balance, June 30, 2013	$171	$(1,024)	$7	$—	$(846)	$16	$(830)

(a)
Amounts are net of tax of $8 and $7 as of June 30, 2013 and January 1, 2013, respectively.

(b)
Amounts are net of tax of $213 and $228 as of June 30, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended June 30, 2014	Six months ended June 30, 2014
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(a)(b)
Actuarial loss	16	31	(a)(b)(c)
Settlement loss	—	1	(a)(b)

	13	27	Total before tax
	(3)	(7)	Income tax expense

Total reclassifications for the period	$10	$20	Net of tax

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Three months ended June 30, 2013	Six months ended June 30, 2013
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(a)(b)
Actuarial loss	22	43	(a)(b)(c)

	20	39	Total before tax
	(4)	(9)	Income tax expense

Total reclassifications for the period	$16	$30	Net of tax

(a)
Amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million and $3 million of actuarial losses related to discontinued operations for each of the three months ended June 30, 2014 and 2013, respectively, and $2 and $4 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Six months ended June 30,
	2014	2013
Unresolved at beginning of period	1,073	1,080
Tendered during period	—	3
Resolved during period(1)	1	11
Unresolved at end of period	1,072	1,072

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

        We have never made any payments with respect to these cases. As of June 30, 2014, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2014.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Six months ended June 30,
	2014	2013
Unresolved at beginning of period	48	50
Filed during period	4	2
Resolved during period	5	1
Unresolved at end of period	47	51

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $414,000 and nil for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accrual of $141,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity; accordingly, we are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of June 30, 2014.

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

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product than it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $208 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $154 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million, and we have made no accrual with respect to this matter.

Indemnification Matters

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, or the banks, demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our stockholders ("MatlinPatterson") in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas (the "Texas Litigation"). The banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the banks and our Company, dated June 22, 2009, wherein the banks and our Company settled claims that we brought relating to the failed merger with Hexion. MatlinPatterson claims that the banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our common stock as a result of the banks' misrepresentations. MatlinPatterson is asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees, pre-judgment and post-judgment interest. On December 21, 2012, the court dismissed the Texas Litigation, a decision which was affirmed by the Ninth Court of Appeals of Texas on May 15, 2014. A subsequent motion for rehearing by MatlinPatterson was denied by the same appellate court on June 12, 2014. A petition for discretionary review in the Texas Supreme Court was filed on July 28, 2014.

        On July 14, 2014, the banks demanded that we indemnify them for claims brought by certain former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders have made essentially the same allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. The plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. We denied the banks' indemnification demand for both the Texas and Wisconsin Litigation.

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

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

        We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to operational and process safety, pollution, protection of the environment, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

June 30, 2014 and 2013, our capital expenditures for EHS matters totaled $37 million and $35 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. We have reached agreement with the authority that a mortgage on the land will be held by the authority as financial surety during the period covered by the current cleanup notice, which ends on July 30, 2014. As of June 30, 2014, we had an accrued liability of approximately $24 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

Environmental Reserves

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $28 million and $27 million for environmental liabilities as of June 30, 2014 and December 31, 2013, respectively. Of these amounts, $3 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of June 30, 2014 and December 31, 2013, and $25 million and $22 million were classified as other noncurrent liabilities in our consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2014, we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of June 30, 2014, we had 9 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Huntsman Corporation compensation cost	$8	$6	$16	$14
Huntsman International compensation cost	8	6	15	13

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $3 million for each of the six months ended June 30, 2014 and 2013.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Dividend yield	N/A	2.7%	2.4%	2.8%
Expected volatility	N/A	61.6%	60.3%	62.5%
Risk-free interest rate	N/A	1.3%	1.7%	1.0%
Expected life of stock options granted during the period	N/A	5.6 years	5.7 years	5.6 years

        During the three months ended June 30, 2014, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2014 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2014	10,019	$15.39
Granted	1,116	21.22
Exercised	(1,369)	20.22
Forfeited	(11)	18.47

Outstanding at June 30, 2014	9,755	15.37	5.4	$123

Exercisable at June 30, 2014	7,375	14.33	4.2	102

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2014 was $9.63 per option. As of June 30, 2014, there was $16 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

        The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $8 million and $10 million, respectively.

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

because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of June 30, 2014 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2014	1,830		$15.31	574	$16.03
Granted	730		21.22	237	21.22
Vested	(721	)(1)	16.09	(283)	15.97
Forfeited	(13)		17.38	(8)	16.91

Nonvested at June 30, 2014	1,826		17.35	520	18.42

(1)
As of June 30, 2014, a total of 388,299 restricted stock units were vested but not yet issued, of which 44,534 vested during the six months ended June 30, 2014. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of June 30, 2014, there was $33 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the six months ended June 30, 2014 and 2013 was $19 million and $17 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on an individual tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During the six months ended June 30, 2014 and 2013, on a discrete basis, we released a valuation allowance of $11 million and $2 million, respectively, on certain net deferred tax assets in Luxembourg as a result of significant changes in estimated future taxable income resulting from increased intercompany debt and, therefore, increased interest income in Luxembourg. During the six months ended June 30, 2014, we

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

16. INCOME TAXES (Continued)

released a valuation allowance of $1 million on certain net deferred tax assets in Italy as a result of the restructuring of our European surfactants business which caused our tax expense to be $5 million lower than it would have been because we are also able to record a tax benefit for losses incurred during the six months ended June 30, 2014. During the six months ended June 30, 2014, our US tax position changed and allowed us to release the valuation allowance on $8 million of US foreign tax credits.

        During the six months ended June 30, 2014 and 2013, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $4 million and $2 million, respectively. Additional decreases in unrecognized tax benefits were offset by cash settlements or increase in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $79 million and $24 million for the six months ended June 30, 2014 and 2013, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax expense of $80 million and $26 million for the six months ended June 30, 2014 and 2013, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

17. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$119	$47	$180	$25

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$119	$47	$173	$23

Shares (denominator):
Weighted average shares outstanding	241.8	239.7	241.3	239.4
Dilutive securities:
Stock-based awards	3.9	2.5	3.7	2.6

Total weighted average shares outstanding, including dilutive shares	245.7	242.2	245.0	242.0

        Additional stock-based awards of 1.1 million and 7.8 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2014 and 2013, respectively, and additional stock-based awards of 1.1 million and 7.4 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2014 and 2013, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Polyurethanes	$1,310	$1,246	$2,510	$2,428
Performance Products	833	777	1,598	1,499
Advanced Materials	324	321	643	657
Textile Effects	248	216	472	404
Pigments	340	334	658	664
Eliminations	(67)	(64)	(138)	(120)

Total	$2,988	$2,830	$5,743	$5,532

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$186	$163	$344	$330
Performance Products	117	105	209	154
Advanced Materials	50	24	91	27
Textile Effects	14	(9)	22	(36)
Pigments	12	25	25	28
Corporate and other(2)	(50)	(61)	(94)	(141)

Subtotal	329	247	597	362
Discontinued Operations(3)	(2)	2	(9)	(1)

Total	327	249	588	361
Interest expense	(51)	(47)	(99)	(98)
Income tax expense—continuing operations	(43)	(44)	(79)	(24)
Income tax benefit (expense)—discontinued operations	2	(2)	2	—
Depreciation and amortization	(116)	(109)	(239)	(216)

Net income attributable to Huntsman Corporation	$119	$47	$173	$23

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$186	$163	$344	$330
Performance Products	117	105	209	154
Advanced Materials	50	24	91	27
Textile Effects	14	(9)	22	(36)
Pigments	12	25	25	28
Corporate and other(2)	(51)	(62)	(95)	(141)

Subtotal	328	246	596	362
Discontinued Operations(3)	(2)	2	(9)	(1)

Total	326	248	587	361
Interest expense	(52)	(51)	(103)	(105)
Income tax expense—continuing operations	(43)	(44)	(80)	(26)
Income tax benefit (expense)—discontinued operations	2	(2)	2	—
Depreciation and amortization	(113)	(102)	(229)	(204)

Net income attributable to Huntsman International LLC	$120	$49	$177	$26

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

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$64	$—	$244	$—	$308
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	42	169	1,601	5	1,817
Accounts receivable from affiliates	1,828	4,285	157	(5,918)	352
Inventories	123	297	1,434	(7)	1,847
Prepaid expenses	39	17	33	(44)	45
Deferred income taxes	12	—	59	(18)	53
Other current assets	514	5	208	(514)	213

Total current assets	2,622	4,773	3,745	(6,496)	4,644
Property, plant and equipment, net	393	977	2,351	1	3,722
Investment in unconsolidated affiliates	5,751	1,329	197	(6,987)	290
Intangible assets, net	36	1	40	—	77
Goodwill	(17)	82	65	—	130
Deferred income taxes	320	—	235	(316)	239
Notes receivable from affiliates	22	650	—	(672)	—
Other noncurrent assets	89	180	215	(1)	483

Total assets	$9,216	$7,992	$6,848	$(14,471)	$9,585

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49	$255	$809	$4	$1,117
Accounts payable to affiliates	3,099	666	2,210	(5,918)	57
Accrued liabilities	144	610	499	(559)	694
Deferred income taxes	—	57	9	(22)	44
Note payable to affiliate	100	—	—	—	100
Current portion of debt	14	—	243	—	257

Total current liabilities	3,406	1,588	3,770	(6,495)	2,269
Long-term debt	3,474	—	335	—	3,809
Notes payable to affiliates	707	—	677	(672)	712
Deferred income taxes	17	201	(1)	42	259
Other noncurrent liabilities	131	138	631	—	900

Total liabilities	7,735	1,927	5,412	(7,125)	7,949
Equity
Huntsman International LLC members' equity
Members' equity	3,152	4,341	2,358	(6,699)	3,152
Accumulated deficit	(1,077)	285	(449)	164	(1,077)
Accumulated other comprehensive (loss) income	(594)	1,439	(624)	(815)	(594)

Total Huntsman International LLC members' equity	1,481	6,065	1,285	(7,350)	1,481
Noncontrolling interests in subsidiaries	—	—	151	4	155

Total equity	1,481	6,065	1,436	(7,346)	1,636

Total liabilities and equity	$9,216	$7,992	$6,848	$(14,471)	$9,585

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
(UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$311	$850	$1,760	$—	$2,921
Related party sales	79	127	371	(510)	67

Total revenues	390	977	2,131	(510)	2,988
Cost of goods sold	321	765	1,908	(512)	2,482

Gross profit	69	212	223	2	506
Selling, general and administrative	52	40	151	—	243
Research and development	13	10	14	—	37
Other operating (income) expense	(7)	(2)	4	—	(5)
Restructuring, impairment and plant closing costs	4	—	9	—	13

Operating income	7	164	45	2	218
Interest (expense) income	(46)	10	(16)	—	(52)
Equity in income of investment in affiliates and subsidiaries	137	15	2	(152)	2
Other income	1	—	—	(1)	—

Income from continuing operations before income taxes	99	189	31	(151)	168
Income tax benefit (expense)	19	(50)	(12)	—	(43)

Income from continuing operations	118	139	19	(151)	125
Income (loss) from discontinued operations, net of tax	2	—	(2)	—	—

Net income	120	139	17	(151)	125
Net income attributable to noncontrolling interests	—	—	(4)	(1)	(5)

Net income attributable to Huntsman International LLC	$120	$139	$13	$(152)	$120

Net income	$120	$139	$17	$(151)	$125
Other comprehensive income	19	56	14	(76)	13
Comprehensive income attributable to noncontrolling interests	—	—	3	(1)	2

Comprehensive income attributable to Huntsman International LLC	$139	$195	$34	$(228)	$140

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$571	$1,616	$3,427	$—	$5,614
Related party sales	176	257	712	(1,016)	129

Total revenues	747	1,873	4,139	(1,016)	5,743
Cost of goods sold	621	1,474	3,704	(1,017)	4,782

Gross profit	126	399	435	1	961
Selling, general and administrative	83	78	309	—	470
Research and development	24	19	30	—	73
Other operating (income) expense	(10)	(7)	8	—	(9)
Restructuring, impairment and plant closing costs	2	2	48	—	52

Operating income	27	307	40	1	375
Interest (expense) income	(93)	18	(28)	—	(103)
Equity in income of investment in affiliates and subsidiaries	216	2	4	(218)	4
Other income	2	—	—	(1)	1

Income from continuing operations before income taxes	152	327	16	(218)	277
Income tax benefit (expense)	23	(106)	3	—	(80)

Income from continuing operations	175	221	19	(218)	197
Income (loss) from discontinued operations, net of tax	2	—	(9)	—	(7)

Net income	177	221	10	(218)	190
Net income attributable to noncontrolling interests	—	—	(10)	(3)	(13)

Net income attributable to Huntsman International LLC	$177	$221	$—	$(221)	$177

Net income	$177	$221	$10	$(218)	$190
Other comprehensive income	23	153	19	(174)	21
Comprehensive income attributable to noncontrolling interests	—	—	(7)	(3)	(10)

Comprehensive income attributable to Huntsman International LLC	$200	$374	$22	$(395)	$201

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(128)	$74	$38	$(1)	$(17)

Investing activities:
Capital expenditures	(30)	(68)	(116)	—	(214)
Cash received from unconsolidated affiliates	—	30	—	—	30
Investment in affiliate	(122)	(6)	—	128	—
Investment in unconsolidated affiliates	—	(17)	(12)	—	(29)
Proceeds from sale of businesses/assets	3	—	11	—	14
Increase in receivable from affiliate	(5)	—	—	—	(5)
Other, net	(1)	—	(2)	—	(3)

Net cash used in investing activities	(155)	(61)	(119)	128	(207)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1)	—	(1)
Net borrowings on overdraft facilities	—	—	8	—	8
Repayments of short-term debt	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	5	—	5
Repayments of long-term debt	(13)	—	(22)	—	(35)
Proceeds from issuance of long-term debt	204	—	—	—	204
Repayments of notes payable to affiliate	(65)	—	—	—	(65)
Repayments of notes payable	(15)	—	(1)	—	(16)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Contribution from parent	—	6	139	(145)	—
Distribution to parent	—	(17)	—	17	—
Dividends paid to parent	(60)	(1)	—	1	(60)
Excess tax expense related to stock-based compensation	(1)	—	—	—	(1)
Other, net	(1)	(1)	(2)	—	(4)

Net cash provided by (used in) financing activities	39	(13)	119	(127)	18
Effect of exchange rate changes on cash	—	—	(1)	—	(1)

(Decrease) increase in cash and cash equivalents	(244)	—	37	—	(207)
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$64	$—	$244	$—	$308

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(72)	$60	$7	$(1)	$(6)

Investing activities:
Capital expenditures	(23)	(48)	(110)	—	(181)
Cash received from unconsolidated affiliates	—	34	—	—	34
Investment in affiliate	(84)	(6)	—	90	—
Investment in unconsolidated affiliates	—	(20)	(12)	—	(32)
Acquisition of a business	—	—	(7)	—	(7)
Proceeds from sale of businesses/assets	—	—	2	—	2
Other, net	—	—	2	—	2

Net cash used in investing activities	(107)	(40)	(125)	90	(182)

Financing activities:
Net repayments under revolving loan facilities	—	—	(2)	—	(2)
Net borrowings on overdraft facilities	—	—	10	—	10
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	13	—	13
Repayments of long-term debt	(393)	—	(25)	—	(418)
Proceeds from issuance of long-term debt	470	—	3	—	473
Proceeds from notes payable to affiliate	177	—	—	—	177
Repayments of notes payable	(15)	—	(6)	—	(21)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(3)	—	—	—	(3)
Call premiums and other costs related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	6	107	(113)	—
Distribution to parent	—	(23)	—	23	—
Dividends paid to parent	(60)	(1)	—	1	(60)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	1	—	—	—	1

Net cash provided by (used in) financing activities	177	(18)	83	(89)	153
Effect of exchange rate changes on cash	—	—	(4)	—	(4)

(Decrease) increase in cash and cash equivalents	(2)	2	(39)	—	(39)
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$5	$4	$162	$—	$171

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the six months ended June 30, 2014 and 2013 of $5,743 million and $5,532 million, respectively.

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

RECENT DEVELOPMENTS

Performance Additives and Titanium Dioxide Acquisition

        On September 17, 2013, we entered into the Stock Purchase Agreement with Rockwood, which was amended on March 20, 2014. Pursuant to the Stock Purchase Agreement, as amended, we will acquire Rockwood's Performance Additives and Titanium Dioxide businesses for approximately $1.05 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions, and we continue to work with the European Commission in their review of the proposed acquisition of Rockwood's Performance Additives and Titanium Dioxide business. We have proposed certain remedies we believe address the Commission's concerns and are confident that final approval will be secured by the end of the third quarter of 2014. To accommodate possible delays that may arise from the European Commission review, we have entered into an amendment to the Stock Purchase Agreement to extend its term to the end of October. This extension is conditioned on also extending the financing arrangements, which we are in the process of doing.

Restructuring of the European Surfactants Business

        In connection with the restructuring of our European surfactants business, on June 25, 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France, to Wilmar. In connection with this sale, we recognized a gain of $2 million in the second quarter of 2014. In addition, Wilmar has entered into a multi-year arrangement to purchase certain sulphated surfactants products from our facilities in St. Mihiel, France and Castiglione delle Stiviere, Italy. Additionally, we intend to cease production at our Patrica, Italy surfactants facility by October 2014.

OUTLOOK

        We are seeing strong earnings growth across our business. Notably, demand for key products such as MDI and amines is growing and selling prices are improving for many of our products. The benefits of our restructuring efforts are most evident in the improved earnings of our Advanced Materials and Textile Effects segments. We believe we are well positioned to experience accelerated growth across our business segments over the next two to three years.

Polyurethanes:

  •
  MDI demand strong in U.S. and Asia, modest in Europe

  •
  Improving sales price leverage

  •
  High raw material costs, notably benzene

Performance Products:

  •
  Benefits of European surfactants restructuring expected in 2015

  •
  Improving amines sales volumes and margins

  •
  U.S. Gulf Coast raw material cost advantage

Advanced Materials:

  •
  Strong aerospace market

  •
  Weak base liquid resin epoxy market

  •
  Third quarter 2014 seasonal slowdown in Europe

Textile Effects:

  •
  Selective growth above underlying market demand

  •
  Progressive environmental regulations impacting raw materials costs

Pigments:

  •
  Favorable ilmenite raw material advantage versus traditional chloride ores

  •
  Improving sales prices

  •
  Strategic acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood

        We expect to spend approximately $500 million in 2014 on capital expenditures, net of reimbursements, for growth initiatives and maintenance, excluding any amounts associated with the planned acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood.

        We expect our full year 2014 adjusted effective tax rate to be in the low thirties, excluding the impact of the planned acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood. We expect our adjusted long term effective tax rate to be approximately 30%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2014	2013		2014	2013
Revenues	$2,988	$2,830	6%	$5,743	$5,532	4%
Cost of goods sold	2,483	2,379	4%	4,788	4,732	1%

Gross profit	505	451	12%	955	800	19%
Operating expenses	276	281	(2)%	537	536	—
Restructuring, impairment and plant closing costs	13	29	(55)%	52	73	(29)%

Operating income	216	141	53%	366	191	92%
Interest expense	(51)	(47)	9%	(99)	(98)	1%
Equity in income of investment in unconsolidated affiliates	2	2	—	4	3	33%
Loss on early extinguishment of debt	—	—	—	—	(35)	NM
Other income	—	2	NM	1	2	(50)%

Income from continuing operations before income taxes	167	98	70%	272	63	332%
Income tax expense	(43)	(44)	(2)%	(79)	(24)	229%

Income from continuing operations	124	54	130%	193	39	395%
Loss from discontinued operations, net of tax	—	—	—	(7)	(2)	250%

Net income	124	54	130%	186	37	403%
Net income attributable to noncontrolling interests	(5)	(7)	(29)%	(13)	(14)	(7)%

Net income attributable to Huntsman Corporation	119	47	153%	173	23	652%
Interest expense	51	47	9%	99	98	1%
Income tax expense from continuing operations	43	44	(2)%	79	24	229%
Income tax (benefit) expense from discontinued operations	(2)	2	NM	(2)	—	NM
Depreciation and amortization	116	109	6%	239	216	11%

EBITDA(1)	$327	$249	31%	$588	$361	63%

	Three months ended June 30,		Six months ended June 30,
					Percent Change
Reconciliation of EBITDA to adjusted EBITDA:	2014	2013	2014	2013
EBITDA(1)	$327	$249	$588	$361
Acquisition expenses and integration costs	9	2	17	5
EBITDA from discontinued operations	2	(2)	9	1
Gain on disposition of businesses/assets	(2)	—	(2)	—
Loss on early extinguishment of debt	—	—	—	35
Certain legal settlements and related expenses	2	6	2	8
Amortization of pension and postretirement actuarial losses	12	18	25	37
Restructuring, impairment and plant closing and transition costs (credits)(3):
Polyurethanes	1	2	2	3
Performance Products	(1)	2	23	4
Advanced Materials	1	6	5	27
Textile Effects	7	10	14	32
Pigments	—	3	3	3
Corporate and other	5	8	6	8

Total restructuring, impairment and plant closing and transition costs (credits)(3)	13	31	53	77

Adjusted EBITDA(1)	$363	$304	$692	$524

Net cash used in operating activities			$(17)	$(2)	750%
Net cash used in investing activities			(202)	(182)	11%
Net cash provided by (used in) financing activities			103	(27)	NM

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2014	2013		2014	2013
Revenues	$2,988	$2,830	6%	$5,743	$5,532	4%
Cost of goods sold	2,482	2,374	5%	4,782	4,723	1%

Gross profit	506	456	11%	961	809	19%
Operating expenses	275	280	(2)%	534	533	—
Restructuring, impairment and plant closing costs	13	29	(55)%	52	73	(29)%

Operating income	218	147	48%	375	203	85%
Interest expense	(52)	(51)	2%	(103)	(105)	(2)%
Equity in income of investment in unconsolidated affiliates	2	2	—	4	3	33%
Loss on early extinguishment of debt	—	—	—	—	(35)	NM
Other income	—	2	NM	1	2	(50)%

Income from continuing operations before income taxes	168	100	68%	277	68	307%
Income tax expense	(43)	(44)	(2)%	(80)	(26)	208%

Income from continuing operations	125	56	123%	197	42	369%
Loss from discontinued operations, net of tax	—	—	—	(7)	(2)	250%

Net income	125	56	123%	190	40	375%
Net income attributable to noncontrolling interests	(5)	(7)	(29)%	(13)	(14)	(7)%

Net income attributable to Huntsman International LLC	120	49	145%	177	26	581%
Interest expense	52	51	2%	103	105	(2)%
Income tax expense from continuing operations	43	44	(2)%	80	26	208%
Income tax (benefit) expense from discontinued operations	(2)	2	NM	(2)	—	NM
Depreciation and amortization	113	102	11%	229	204	12%

EBITDA(1)	$326	$248	31%	$587	$361	63%

	Three months ended June 30,		Six months ended June 30,
					Percent Change
Reconciliation of EBITDA to adjusted EBITDA:	2014	2013	2014	2013
EBITDA(1)	$326	$248	$587	$361
Acquisition expenses and integration costs	9	2	17	5
EBITDA from discontinued operations	2	(2)	9	1
Gain on disposition of businesses/assets	(2)	—	(2)	—
Loss on early extinguishment of debt	—	—	—	35
Certain legal settlements and related expenses	2	6	2	8
Amortization of pension and postretirement actuarial losses	14	17	29	37
Restructuring, impairment and plant closing and transition costs (credits)(3):
Polyurethanes	1	2	2	3
Performance Products	(1)	2	23	4
Advanced Materials	1	6	5	27
Textile Effects	7	10	14	32
Pigments	—	3	3	3
Corporate and other	5	8	6	8

Total restructuring, impairment and plant closing and transition costs (credits)(3)	13	31	53	77

Adjusted EBITDA(1)	$364	$302	$695	$524

Net cash used in operating activities			$(17)	$(6)	183%
Net cash used in investing activities			(207)	(182)	14%
Net cash provided by financing activities			18	153	(88)%

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman Corporation	$119	$47	$173	$23
Acquisition expenses and integration costs, net of tax of $(2) and nil for the three months ended, respectively, and $(4) and $(1) for the six months ended, respectively	7	2	13	4
Loss from discontinued operations, net of tax of $(2) and $2 for the three months ended, respectively, and $(2) and nil for the six months ended, respectively	—	—	7	2
Discount amortization on settlement financing, net of tax of nil and $(1) for the three months ended, respectively, and nil and $(2) for the six months ended, respectively	—	1	—	3
Gain on disposition of businesses/assets, net of tax of $1 and nil for the three months ended, respectively, and $1 and nil for the six months ended, respectively	(1)	—	(1)	—
Loss on early extinguishment of debt, net of tax of nil each for the three months ended and nil and $(13) for the six months ended, respectively	—	—	—	22
Certain legal settlements and related expenses, net of tax of nil and $(1) for the three months ended, respectively, and nil and $(2) for the six months ended, respectively	2	5	2	6
Amortization of pension and postretirement actuarial losses, net of tax of $(4) each for the three months ended and $(8) and $(11) for the six months ended, respectively	8	14	17	26
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(3) and $(6) for the three months ended, respectively, and $(14) and $(23) for the six months ended, respectively	10	25	39	54

Adjusted net income(2)	$145	$94	$250	$140

Weighted average shares-basic	241.8	239.7	241.3	239.4
Weighted average shares-diluted	245.7	242.2	245.0	242.0
Weighted average shares for adjusted income per share-diluted	245.7	242.2	245.0	242.0
Net income per share:
Basic	$0.49	$0.20	$0.72	$0.10
Diluted	0.48	0.19	0.71	0.10
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$0.60	$0.39	$1.04	$0.58
Diluted	0.59	0.39	1.02	0.58

Huntsman International

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman International	$120	$49	$177	$26
Acquisition expenses and integration costs, net of tax of $(2) and nil for the three months ended, respectively, and $(4) and $(1) for the six months ended, respectively	7	2	13	4
Loss from discontinued operations, net of tax of $(2) and $2 for the three months ended, respectively, and $(2) and nil for the six months ended, respectively	—	—	7	2
Discount amortization on settlement financing, net of tax of nil and $(1) for the three months ended, respectively, and nil and $(2) for the six months ended, respectively	—	1	—	3
Gain on disposition of businesses/assets, net of tax of $1 and nil for the three months ended, respectively, and $1 and nil for the six months ended, respectively	(1)	—	(1)	—
Loss on early extinguishment of debt, net of tax of nil each for the three months ended and nil and $(13) for the six months ended, respectively	—	—	—	22
Certain legal settlements and related expenses, net of tax of nil and $(1) for the three months ended, respectively, and nil and $(2) for the six months ended, respectively	2	5	2	6
Amortization of pension and postretirement actuarial losses, net of tax of $(4) each for the three months ended and $(8) and $(11) for the six months ended, respectively	10	13	21	26
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(3) and $(6) for the three months ended, respectively, and $(14) and $(23) for the six months ended, respectively	10	25	39	54

Adjusted net income(2)	$148	$95	$258	$143

NM—Not Meaningful

(1)
Our management uses EBITDA and adjusted EBITDA to assess financial performance. EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition expenses and integration costs; (b) EBITDA from discontinued operations; (c) gain on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment, plant closing and transition costs.

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition expenses and integration costs; (b) loss from discontinued operations; (c) discount amortization on settlement financing; (d) gain on disposition of businesses/assets; (e) loss on early extinguishment of debt; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; and (h) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

(3)
Includes cost associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These transition costs were included in cost of sales on our condensed consolidated statement of operations (unaudited).

Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

        For the three months ended June 30, 2014, net income attributable to Huntsman Corporation was $119 million on revenues of $2,988 million, compared with net income attributable to Huntsman Corporation of $47 million on revenues of $2,830 million for the same period of 2013. For the three months ended June 30, 2014, net income attributable to Huntsman International was $120 million on revenues of $2,988 million, compared with net income attributable to Huntsman International of $49 million on revenues of $2,830 million for the same period of 2013. The increase of $72 million in net income attributable to Huntsman Corporation and the increase of $71 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended June 30, 2014 increased by $158 million, or 6%, as compared with the 2013 period. The increase was due principally to higher average selling prices in all our segments, except for our Pigments segment, and higher sales volumes in our Polyurethanes and Pigments segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2014 increased by $54 million and $50 million, or 12% and 11%, respectively, as compared with the 2013 period. The increase resulted from higher gross margins in all our segments, except for our Pigments segment. See "—Segment Analysis" below.

  •
  Operating expenses for the three months ended June 30, 2014 decreased by $5 million, or 2%, as compared with the 2013 period, primarily related to a decrease in legal settlement costs and lower foreign currency losses, partially offset by higher acquisition and integration related costs.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2014 decreased to $13 million from $29 million in the 2013 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Income tax expense for the three months ended June 30, 2014 decreased by $1 million as compared with the same period in 2013, primarily due to increased pre-tax income. For the three months ended June 30, 2014, our effective tax rate was 26%, which is lower than our effective tax rate of 45% for the three months ended June 30, 2013, primarily due to various valuation allowance releases in 2014 as well as our Textile Effects segment's restructuring charges in 2013 which received little tax benefit. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended June 30,
			Percent Change Favorable (Unfavorable)
	2014	2013
Revenues
Polyurethanes	$1,310	$1,246	5%
Performance Products	833	777	7%
Advanced Materials	324	321	1%
Textile Effects	248	216	15%
Pigments	340	334	2%
Eliminations	(67)	(64)	(5)%

Total	$2,988	$2,830	6%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$186	$163	14%
Performance Products	117	105	11%
Advanced Materials	50	24	108%
Textile Effects	14	(9)	NM
Pigments	12	25	(52)%
Corporate and other	(50)	(61)	18%

Subtotal	329	247	33%
Discontinued Operations	(2)	2	NM

Total	$327	$249	31%

Huntsman International
Segment EBITDA
Polyurethanes	$186	$163	14%
Performance Products	117	105	11%
Advanced Materials	50	24	108%
Textile Effects	14	(9)	NM
Pigments	12	25	(52)%
Corporate and other	(51)	(62)	18%

Subtotal	328	246	33%
Discontinued Operations	(2)	2	NM

Total	$326	$248	31%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended June 30, 2014 vs. 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	—	1%	1%	3%
Performance Products	4%	1%	3%	(1)%
Advanced Materials	3%	1%	8%	(11)%
Textile Effects	19%	—	1%	(5)%
Pigments	(4)%	3%	—	3%
Total Company	3%	1%	—	2%

	Three months ended June 30, 2014 vs. March 31, 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	1%	—	(1)%	9%
Performance Products	3%	—	1%	5%
Advanced Materials	1%	—	1%	—
Textile Effects	11%	—	1%	(1)%
Pigments	—	—	(1)%	8%
Total Company	2%	—	(1)%	7%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher sales volumes. MDI sales volumes increased as a result of improved demand in all regions and across most major markets. PO/MTBE sales volumes decreased as a result of a manufacturing disruption at our Port Neches, Texas facility, which resulted in lower EBITDA of approximately $10 million. MDI average selling prices increased in the Americas and European regions, offset by lower component pricing in China. PO/MTBE average selling prices increased primarily due to favorable market conditions. The increase in segment EBITDA was due to higher MDI sales volumes and margins.

Performance Products

        The increase in revenues in our Performance Products segment for the three months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased in response to higher raw material costs and strong market conditions for amines, maleic anhydride and specialty surfactants. Sales volumes decreased primarily due to the impact of scheduled maintenance, partially offset by increased sales volumes in amines and maleic anhydride. The increase in segment EBITDA was primarily due to higher margins and lower restructuring charges. During the three months ended June 30, 2014 and 2013, our Performance Products segment recorded restructuring, impairment and plant closing (credits) costs of $(1) million and $2 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). In addition, we recorded a gain on the sale of our European commodity surfactants business of $2 million during the second quarter of 2014.

Advanced Materials

        The increase in revenues in our Advanced Materials segment for the three months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices and favorable sales mix, partially offset by lower sales volumes. Average selling prices increased in all regions and across most markets primarily due to certain price increase initiatives and higher value sales markets. Sales volumes decreased in our base resins business primarily due to our restructuring efforts. During the fourth quarter of 2013, we closed two of our base resins production units as we focus on higher value markets, such as aerospace, transportation and industrial and coatings and construction. The increase in segment EBITDA was primarily due to higher margins, lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts and lower restructuring, impairment and plant closing costs. During the three months ended June 30, 2014 and 2013, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $1 million and $6 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily in response to higher raw material costs. Sales volumes decreased primarily due to the de-selection of lower value business. The increase in segment EBITDA was primarily due to higher margins, lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts and lower restructuring, impairment and plant closing and transition costs. During the three months ended June 30, 2014 and 2013, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $7 million and $10 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for the three months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily as a result of higher end-use demand, particularly in Europe. Average selling prices decreased primarily as a result of high industry inventory levels, partially offset by the strength of the euro against the U.S. dollar. The decrease in segment EBITDA was primarily due to lower margins and higher acquisition expenses and integration costs, partially offset by higher sales volumes and lower restructuring, impairment and plant closing costs. During the three months ended June 30, 2014 and 2013, our Pigments segment recorded acquisition expenses and integration costs of $6 million and nil, respectively. For more information concerning acquisition expenses and integration costs, see "Note 1. General—Recent Developments—Performance Additives and Titanium Dioxide Acquisition" to our condensed consolidated financial statements (unaudited). During the three months ended June 30, 2014 and 2013, our Pigments segment recorded restructuring, impairment and plant closing costs of nil and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2014, EBITDA from Corporate and other for Huntsman Corporation increased by $11 million to a loss of $50 million from a loss of $61 million for the same period in 2013. For the three months ended June 30, 2014, EBITDA from Corporate and other for Huntsman International increased by $11 million to a loss of $51 million from a loss of $62 million for the same period in 2013. The increase in EBITDA from Corporate and other resulted primarily from a decrease in legal settlements of $5 million (nil in 2014 compared to $5 million of expense in 2013), a $3 million decrease in loss from benzene sales ($1 million loss in 2014 compared to $4 million loss in 2013), a decrease in unallocated foreign exchange loss of $3 million (nil in 2014 compared to $3 million loss in 2013) and a $3 million decrease in restructuring, impairment and plant closing costs ($5 million of expense in 2014 compared to $8 million of expense in 2013). For more information concerning restructuring activities, see "Note 6. Restructuring Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was partially offset by a $4 million decrease in LIFO inventory valuation income (nil in 2014 compared to $4 million income in 2013).

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

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

        For the six months ended June 30, 2014, net income attributable to Huntsman Corporation was $173 million on revenues of $5,743 million, compared with net income attributable to Huntsman Corporation of $23 million on revenues of $5,532 million for the same period of 2013. For the six months ended June 30, 2014, net income attributable to Huntsman International was $177 million on revenues of $5,743 million, compared with net income attributable to Huntsman International of $26 million on revenues of $5,532 million for the same period of 2013. The increase of $150 million in net income attributable to Huntsman Corporation and the increase of $151 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the six months ended June 30, 2014 increased by $211 million, or 4%, as compared with the 2013 period. The increase was due principally to higher average selling prices in our Performance Products, Advanced Materials and Textile Effects segments and higher sales volumes in our Polyurethanes, Performance Products and Pigments segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2014 increased by $155 million and $152 million, respectively, or 19% each, as compared with the 2013 period. The increase resulted from higher gross margins in all our segments, except for our Polyurethanes and Pigments segments. See "—Segment Analysis" below.

  •
  Operating expenses for the six months ended June 30, 2014 increased by $1 million, or 0%, as compared with the 2013 period, primarily related to higher acquisition and integration related costs, partially offset by lower legal settlement costs and lower foreign currency losses.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2014 decreased to $52 million from $73 million in the 2013 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Loss on early extinguishment of debt for the six months ended June 30, 2014 decreased to nil from $35 million in the 2013 period. During the six months ended June 30, 2013, we recorded a loss on early extinguishment of debt of $35 million primarily from the repurchase of the remainder of our 2016 Senior Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense increased and the income tax expense of Huntsman International increased by $55 million and $54 million, respectively, as compared with the same period in 2013, primarily due to increased pre-tax income. For the six months ended June 30, 2014, our effective tax rate was 29%, which is lower than our effective tax rate of 39% for the six months ended June 30, 2013, primarily due to various valuation allowance releases in 2014, as well as our Textile Effects segment's restructuring charges in 2013 which received little tax benefit. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Six months ended June 30,
			Percent Change Favorable (Unfavorable)
	2014	2013
Revenues
Polyurethanes	$2,510	$2,428	3%
Performance Products	1,598	1,499	7%
Advanced Materials	643	657	(2)%
Textile Effects	472	404	17%
Pigments	658	664	(1)%
Eliminations	(138)	(120)	(15)%

Total	$5,743	$5,532	4%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$344	$330	4%
Performance Products	209	154	36%
Advanced Materials	91	27	237%
Textile Effects	22	(36)	NM
Pigments	25	28	(11)%
Corporate and other	(94)	(141)	33%

Subtotal	597	362	65%
Discontinued Operations	(9)	(1)	(800)%

Total	$588	$361	63%

Huntsman International
Segment EBITDA
Polyurethanes	$344	$330	4%
Performance Products	209	154	36%
Advanced Materials	91	27	237%
Textile Effects	22	(36)	NM
Pigments	25	28	(11)%
Corporate and other	(95)	(141)	33%

Subtotal	596	362	65%
Discontinued Operations	(9)	(1)	(800)%

Total	$587	$361	63%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Six months ended June 30, 2014 vs. 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(1)%	—	—	4%
Performance Products	4%	—	(3)%	6%
Advanced Materials	5%	—	7%	(14)%
Textile Effects	17%	(1)%	2%	(1)%
Pigments	(5)%	2%	1%	1%
Total Company	1%	—	(2)%	5%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased as a result of an increase in MDI sales volumes due to improved demand in all regions and across most major markets, partially offset by a decrease in PO/MTBE sales volumes primarily as a result of a manufacturing disruption at our Port Neches, Texas facility, which resulted in lower EBITDA of approximately $10 million. Average selling prices decreased as a result of a decrease in PO/MTBE average selling prices, primarily due to less favorable market conditions. The decrease in average selling prices was partially offset by an increase in MDI average selling prices in the Americas and European regions, partially offset by lower component pricing in China. The increase in segment EBITDA was primarily due to increased MDI earnings, partially offset by lower PO/MTBE earnings.

Performance Products

        The increase in revenues in our Performance Products segment for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased in response to higher raw material costs and strong market conditions for amines, maleic anhydride and specialty surfactants. Sales volumes increased due to a lower level of scheduled maintenance outage at our major production facilities in Port Neches, Texas during the six months ended June 30, 2014 compared to the same period of 2013, as well as improved demand for amines and maleic anhydride. The increase in segment EBITDA was primarily due to the impact of our scheduled maintenance in the first quarter of 2013, estimated at $55 million, and increased margins in amines and maleic anhydride, partially offset by higher restructuring charges. During the six months ended June 30, 2014 and 2013, our Performance Products segment recorded restructuring, impairment and plant closing costs of $23 million and $4 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to lower sales volumes, partially offset by higher average selling prices and favorable sales mix. Sales volumes decreased in our base resins business primarily due to our restructuring efforts. During the fourth quarter of 2013, we closed two of our base resins production units as we focus on higher value markets, such as aerospace, transportation and industrial and coatings and construction markets. Average selling prices increased in all regions and across most markets primarily due to certain price increase initiatives and higher value sales. The increase in segment EBITDA was primarily due to higher margins, lower restructuring, impairment and plant closing costs and lower selling, general and administrative costs as a result of recent restructuring efforts. During the six months ended June 30, 2014 and 2013, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $5 million and $27 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily in response to higher raw material costs. Sales volumes decreased primarily due to the de-selection of lower value business. The increase in segment EBITDA was primarily due to higher margins, lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts and lower restructuring, impairment and plant closing and transition costs. During the six months ended June 30, 2014 and 2013, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $14 million and $32 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The decrease in revenues in our Pigments segment for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily as a result of high industry inventory levels, partially offset by the strength of the euro against the U.S. dollar. Sales volumes increased primarily as a result of higher end-use demand, particularly in Europe. The decrease in segment EBITDA was primarily due to lower margins and higher acquisition expenses and integration costs, partially offset by higher sales volumes and lower manufacturing and selling, general and administrative costs. During the six months ended June 30, 2014 and 2013, our Pigments segment recorded acquisition expenses and integration costs of $12 million and $1 million, respectively. For more information concerning acquisition expenses and integration costs, see "Note 1. General—Recent Developments—Performance Additives and Titanium Dioxide Acquisition" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2014, EBITDA from Corporate and other for Huntsman Corporation increased by $47 million to a loss of $94 million from a loss of $141 million for the same period in 2013. For the six months ended June 30, 2014, EBITDA from Corporate and other for Huntsman International increased by $46 million to a loss of $95 million from a loss of $141 million for the same period in 2013. The increase in EBITDA from Corporate and other resulted primarily from a decrease in loss on early extinguishment of debt of $35 million (nil in 2014 compared to $35 million loss in 2013). For more information concerning the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase in EBITDA also resulted from a $10 million increase in income from benzene sales ($4 million gain in 2014 compared to $6 million loss in 2013), a decrease in legal settlements of $5 million (nil in 2014 compared to $5 million of expense in 2013), a decrease in unallocated foreign exchange loss of $2 million (nil in 2014 compared to $2 million loss in 2013) and a $2 million decrease in restructuring, impairment and plant closing costs ($6 million expense in 2014 compared to $8 million expense in 2013). For more information concerning restructuring activities, see "Note 6. Restructuring Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was partially offset by a $4 million increase in LIFO inventory valuation expense ($5 million of expense in 2014 compared to $1 million of expense in 2013).

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

Cash

        Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $17 million and $2 million, respectively. The decrease in net cash used in operating activities during the six months ended June 30, 2014 compared with the same period in 2013 was primarily attributable to a $176 million unfavorable variance in operating assets and liabilities for the six months ended June 30, 2014 as compared with the same period of 2013, offset in part by an increase in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $202 million and $182 million, respectively. During the six months ended June 30, 2014 and 2013, we paid $214 million and $181 million, respectively, for capital expenditures. During the six months ended June 30, 2014 and 2013, we made investments in Louisiana Pigment Company, L.P. of $17 million and $20 million, respectively, and in Nanjing Jinling Huntsman New Materials Co., Ltd of $12 million in each period, and we received dividends from Louisiana Pigment Company, L.P. of $30 million and $34 million, respectively. During the six months ended June 30, 2014 and 2013, we paid nil and $7 million, respectively, for the acquisition of businesses and received $14 million and $2 million, respectively, from the sale of businesses and assets.

        Net cash provided by (used in) financing activities for the six months ended June 30, 2014 and 2013 was $103 million and $(27) million, respectively. The increase in net cash provided by financing activities was primarily due to higher net borrowings during the 2014 period as compared to the 2013.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2014	December 31, 2013	(Decrease) Increase	Percent Change
Cash and cash equivalents	$403	$520	$(117)	(23)%
Restricted cash	9	9	—	—
Accounts and notes receivable, net	1,870	1,575	295	19%
Inventories	1,847	1,741	106	6%
Prepaid expenses	47	61	(14)	(23)%
Deferred income taxes	53	53	—	—
Other current assets	219	200	19	10%

Total current assets	4,448	4,159	289	7%

Accounts payable	1,162	1,113	49	4%
Accrued liabilities	682	726	(44)	(6)%
Deferred income taxes	43	43	—	—
Current portion of debt	257	277	(20)	(7)%

Total current liabilities	2,144	2,159	(15)	(1)%

Working capital	$2,304	$2,000	$304	15%

        Our working capital increased by $304 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $117 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable increased by $295 million mainly due to higher sales in the second quarter of 2014 compared with the fourth quarter of 2013.

  •
  Inventories increased by $106 million mainly due to higher inventory levels primarily in our Polyurethanes and Performance Products segments resulting from higher benzene and raw material costs, anticipation of higher seasonal demand in the third quarter of 2014 and anticipated scheduled maintenance outages at certain manufacturing facilities during the third quarter of 2014.

  •
  The increase in accounts payable of $49 million was primarily due to higher purchases to support the higher inventory balance.

  •
  The decrease in accrued liabilities of $44 million was primarily due to decreases in accrued taxes, other than income taxes, of $14 million, accrued payroll of $17 million and accrued rebates of $26 million, partially offset by an increase in debt issuance costs of $21 million related to our anticipated acquisition of Rockwood.

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

Senior Credit Facilities

        As of June 30, 2014, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$400	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		952		952		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		339		339		USD LIBOR plus 2.75%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
We have commitments with certain financial institutions to provide for a $200 million increase to our Revolving Increase to an aggregate Revolving Facility committed amount of $600 million upon completion of the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendment to the Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the agreement governing the Credit Agreement. The amendment, among other things, permits us to incur the New Term Loan and to increase our Revolving Facility.

        We have entered into commitments with certain financial institutions to provide for the New Term Loan and provide for $200 million of the Revolving Increase. We intend to use the net proceeds of the New Term Loan, when funded, to pay the cash consideration related to Huntsman International's acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood. If the acquisition is not consummated, we may use the net proceeds to refinance certain indebtedness of Huntsman International. These commitments will expire on September 17, 2014. We intend to make certain modifications to these financing arrangements that will effectively extend the expiration date to December 17, 2014.

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

Notes

        As of June 30, 2014, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€450 carrying value ($611))
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($540 carrying value)

        On June 2, 2014, pursuant to an indenture entered into on December 23, 2013, Huntsman International issued €145 million (approximately $197 million) aggregate principal amount of additional 2021 Senior Notes. The notes are recorded at carrying value €150 million (approximately $204 million) as of June 30, 2014.

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

        The 2021 Senior Notes and 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2021 Senior Notes and 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's 2021 and 2020 Senior Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        We did not redeem or repurchase any of our notes during the six months ended June 30, 2014. During the six months ended June 30, 2013, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34

Variable Interest Entity Debt

        As of June 30, 2014, Arabian Amines Company, our consolidated 50%-owned joint venture, had $166 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company is currently not in compliance with certain financial covenants under its loan commitments. We do not guarantee these loan commitments, and Arabian Amines Company is not a guarantor of any of our other debt obligations. Arabian Amines Company's noncompliance with its financial covenants does not affect any of our debt obligations. While the lenders under the loan commitments have agreed to certain modifications, we continue discussions with Arabian Amines Company's lenders and expect to resolve the noncompliance. As of June 30, 2014, the amounts outstanding under these loan commitments were classified as current in our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2014, we have a loan of $807 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2014 on our condensed consolidated balance sheets (unaudited). As of June 30, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2014, we had $1,072 million of combined cash and unused borrowing capacity, consisting of $412 million in cash and restricted cash, $383 million in availability under our Revolving Facility, and $277 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $315 million for the six months ended June 30, 2014, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During 2014, we expect to spend approximately $500 million on capital expenditures, net of reimbursements, excluding any amounts associated with the planned acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the six months ended June 30, 2014, we made contributions to our pension and postretirement benefit plans of $60 million. During 2014, we expect to contribute an additional amount of approximately $76 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2014, we had $115 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $39 million.

  •
  On September 17, 2013, we entered into the Stock Purchase Agreement with Rockwood, which was amended on March 20, 2014. Pursuant to the Stock Purchase Agreement, as amended, we will acquire Rockwood's Performance Additives and Titanium Dioxide businesses for approximately $1.05 billion in cash, subject to certain purchase price adjustments, and the assumption of certain unfunded pension liabilities estimated at $225 million as of June 30, 2013. The transaction remains subject to regulatory approvals and customary closing conditions, and we continue to work with the European Commission in their review of the proposed acquisition of Rockwood's Performance Additives and Titanium Dioxide business. We have proposed certain remedies we believe address the Commission's concerns and are confident that final approval will be secured by the end of the third quarter of 2014. To accommodate possible delays that may arise from the European Commission review, we have entered into an amendment to the Stock Purchase Agreement to extend its term to the end of October. This extension is conditioned on also extending the financing arrangements, which we are in the process of doing. See "Note 1. General—Recent Developments—Performance Additives and Titanium Dioxide Acquisition" to our condensed consolidated financial statements (unaudited). In connection with the acquisition, we have entered into financing commitments with certain financial institutions to provide a $1.2 billion New Term Loan and a $200 million Revolving Increase under our existing Senior Credit Facilities. These commitments will expire on September 17, 2014. See "Note 7. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements (unaudited).

        As of June 30, 2014, we had $257 million classified as current portion of debt, including debt at our variable interest entities of $180 million, a borrowing facility and short term debt in China for Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd) totaling $33 million, our scheduled Senior Credit Facilities amortization payments totaling $14 million and certain other short-term facilities and scheduled amortization payments totaling $30 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of June 30, 2014, we had approximately $250 million of cash and cash equivalents, including restricted cash held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2014, we had approximately $215 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of June 30, 2014, the fair value of the hedge was $1 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of June 30, 2014, the fair value of the hedge was $1 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of

June 30, 2014, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the hedges as of June 30, 2014 was €25 million (approximately $34 million) and the derivative transactions do not qualify for hedge accounting. As of June 30, 2014, the fair value of the hedges was less than €1 million (less than approximately $1 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2014, we recorded a reduction of interest expense of nil and €1 million (approximately $1 million), respectively, due to changes in the fair value of the hedges.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of June 30, 2014 was $30 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2014, the fair value of the swap was $3 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2014, we recorded additional (reduction of) interest expense of nil each due to changes in fair value of the swap. As of June 30, 2014, Arabian Amines Company was not in compliance with certain financial covenants under its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt" to our condensed consolidated financial statements (unaudited).

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of June 30, 2014, the fair value of this swap was $3 million and was recorded in current assets on our condensed consolidated balance sheets (unaudited).

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2014, we have designated approximately €475 million (approximately $645 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2014, the amount of gain recognized on the hedge of our net investment was $5 million and $6 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of June 30, 2014, we had approximately €1,028 million (approximately $1,397 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the six months ended June 30, 2014, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	—
May	—	—	—	—
June	1,720	28.83	—	—

Total	1,720	$28.83	—

(1)
There were 1,720 shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during June.

ITEM 6.    EXHIBITS

10.1	Registration Rights Agreement, dated as of June 2, 2014, by and among Huntsman International LLC, the guarantors named therein and Barclays Bank PLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 2, 2014)
10.2*	Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2014	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Registration Rights Agreement, dated as of June 2, 2014, by and among Huntsman International LLC, the guarantors named therein and Barclays Bank PLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 2, 2014)
10.2*	Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Filed
herewith.