Form 10-Q
period 2014-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2014-10-27
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

          On October 20, 2014, 244,197,601 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$582	$520
Restricted cash(a)	10	9
Accounts and notes receivable (net of allowance for doubtful accounts of $36 and $42, respectively), ($554 and $521 pledged as collateral, respectively)(a)	1,639	1,542
Accounts receivable from affiliates	37	33
Inventories(a)	1,788	1,741
Prepaid expenses	91	61
Deferred income taxes	52	53
Other current assets(a)	295	200

Total current assets	4,494	4,159
Property, plant and equipment, net(a)	3,703	3,824
Investment in unconsolidated affiliates	292	285
Intangible assets, net(a)	71	87
Goodwill	126	131
Deferred income taxes	217	243
Notes receivable from affiliates	—	1
Other noncurrent assets(a)	506	458

Total assets	$9,409	$9,188

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,133	$1,067
Accounts payable to affiliates	43	46
Accrued liabilities(a)	629	726
Deferred income taxes	43	43
Current portion of debt(a)	274	277

Total current liabilities	2,122	2,159
Long-term debt(a)	3,752	3,633
Notes payable to affiliates	6	6
Deferred income taxes	295	313
Other noncurrent liabilities(a)	838	948

Total liabilities	7,013	7,059
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 248,232,373 and 245,930,859 issued and 242,757,427 and 240,401,442 outstanding in 2014 and 2013, respectively	3	2
Additional paid-in capital	3,366	3,305
Treasury stock, 4,043,526 shares at both September 30, 2014 and December 31, 2013	(50)	(50)
Unearned stock-based compensation	(17)	(13)
Accumulated deficit	(425)	(687)
Accumulated other comprehensive loss	(643)	(577)

Total Huntsman Corporation stockholders' equity	2,234	1,980
Noncontrolling interests in subsidiaries	162	149

Total equity	2,396	2,129

Total liabilities and equity	$9,409	$9,188

(a)
At September 30, 2014 and December 31, 2013, respectively, $42 and $39 of cash and cash equivalents, $10 and $9 of restricted cash, $43 and $41 of accounts and notes receivable (net), $64 and $54 of inventories, $5 and $3 of other current assets, $343 and $369 of property, plant and equipment (net), $17 each of intangible assets (net), $27 and $28 of other noncurrent assets, $82 and $73 of accounts payable, $30 and $32 of accrued liabilities, $176 and $183 of current portion of debt, $44 and $64 of long-term debt, and $33 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Trade sales, services and fees, net	$2,819	$2,789	$8,433	$8,198
Related party sales	65	53	194	176

Total revenues	2,884	2,842	8,627	8,374
Cost of goods sold	2,369	2,335	7,157	7,067

Gross profit	515	507	1,470	1,307
Operating expenses:
Selling, general and administrative	227	238	700	697
Research and development	40	35	113	105
Other operating expense (income)	7	(1)	(2)	6
Restructuring, impairment and plant closing costs	39	37	91	110

Total expenses	313	309	902	918

Operating income	202	198	568	389
Interest expense	(49)	(48)	(148)	(146)
Equity in income of investment in unconsolidated affiliates	2	3	6	6
Loss on early extinguishment of debt	—	—	—	(35)
Other (expense) income	(1)	—	—	2

Income from continuing operations before income taxes	154	153	426	216
Income tax benefit (expense)	40	(81)	(39)	(105)

Income from continuing operations	194	72	387	111
Loss from discontinued operations	—	(2)	(7)	(4)

Net income	194	70	380	107
Net income attributable to noncontrolling interests	(6)	(6)	(19)	(20)

Net income attributable to Huntsman Corporation	$188	$64	$361	$87

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.77	$0.28	$1.52	$0.38
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.01)	(0.03)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.77	$0.27	$1.49	$0.36

Weighted average shares	242.6	239.8	241.8	239.5

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.76	$0.27	$1.50	$0.38
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.01)	(0.03)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.76	$0.26	$1.47	$0.36

Weighted average shares	246.7	242.5	245.7	242.1

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$188	$66	$368	$91
Loss from discontinued operations, net of tax	—	(2)	(7)	(4)

Net income	$188	$64	$361	$87

Dividends per share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$194	$70	$380	$107
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments, net of tax of $(17) and $3 for the three months ended, respectively, and $(19) and $2 for the nine months ended, respectively	(108)	53	(108)	(44)
Pension and other postretirement benefits adjustments, net of tax of $(5) and $(6) for the three months ended, respectively, and $(11) and $(21) for the nine months ended, respectively	16	18	33	68
Other, net	1	3	2	5

Other comprehensive (loss) income, net of tax	(91)	74	(73)	29

Comprehensive income	103	144	307	136
Comprehensive income attributable to noncontrolling interests	(2)	(8)	(12)	(19)

Comprehensive income attributable to Huntsman Corporation	$101	$136	$295	$117

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2014	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$149	$2,129
Net income	—	—	—	—	—	361	—	19	380
Other comprehensive loss	—	—	—	—	—	—	(66)	(7)	(73)
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	1,006,291	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	7	—	11	—	—	—	18
Repurchase and cancellation of stock awards	(298,045)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	1,647,739	1	32	—	—	—	—	—	33
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	—	—	—	5	5
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends declared on common stock	—	—	—	—	—	(91)	—	—	(91)

Balance, September 30, 2014	242,757,427	$3	$3,366	$(50)	$(17)	$(425)	$(643)	$162	$2,396

Balance, January 1, 2013	238,273,422	$2	$3,264	$(50)	$(12)	$(687)	$(744)	$123	$1,896
Net income	—	—	—	—	—	87	—	20	107
Other comprehensive income	—	—	—	—	—	—	30	(1)	29
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	6	—	10	—	—	—	16
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	853,698	—	4	—	—	—	—	—	4
Excess tax benefit related to stock- based compensation	—	—	4	—	—	—	—	—	4
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(90)	—	—	(90)

Balance, September 30, 2013	239,890,799	$2	$3,297	$(50)	$(16)	$(698)	$(714)	$142	$1,963

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net income	$380	$107
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(6)	(6)
Depreciation and amortization	335	326
Loss on early extinguishment of debt	—	35
Noncash interest expense	8	7
Deferred income taxes	(44)	31
Noncash loss on foreign currency transactions	13	23
Stock-based compensation	22	21
Noncash restructuring and impairment of assets	36	7
Other, net	(6)	5
Changes in operating assets and liabilities:
Accounts and notes receivable	(161)	(146)
Inventories	(112)	118
Prepaid expenses	(32)	(16)
Other current assets	(74)	17
Other noncurrent assets	(32)	(108)
Accounts payable	131	(18)
Accrued liabilities	(59)	(45)
Other noncurrent liabilities	(56)	30

Net cash provided by operating activities	343	388

Investing Activities:
Capital expenditures	(351)	(295)
Cash received from unconsolidated affiliates	38	48
Investment in unconsolidated affiliates	(37)	(76)
Acquisition of businesses, net of cash acquired	—	(66)
Proceeds from sale of businesses/assets	15	(1)
Other, net	(2)	2

Net cash used in investing activities	(337)	(388)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Nine months ended September 30,
	2014	2013
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(3)
Net borrowings on overdraft facilities	2	(2)
Repayments of short-term debt	(8)	(18)
Borrowings on short-term debt	10	14
Repayments of long-term debt	(42)	(459)
Proceeds from issuance of long-term debt	204	572
Repayments of notes payable	(25)	(30)
Borrowings on notes payable	32	34
Debt issuance costs paid	(39)	(4)
Contingent consideration paid for acquisition	(6)	—
Call premiums related to early extinguishment of debt	—	(4)
Dividends paid to common stockholders	(91)	(90)
Repurchase and cancellation of stock awards	(7)	(6)
Proceeds from issuance of common stock	32	4
Cash received for a noncontrolling interest of a subsidiary	5	—
Excess tax benefit related to stock-based compensation	—	4
Other, net	(4)	—

Net cash provided by financing activities	62	12

Effect of exchange rate changes on cash	(6)	(2)

Increase in cash and cash equivalents	62	10
Cash and cash equivalents at beginning of period	520	387

Cash and cash equivalents at end of period	$582	$397

Supplemental cash flow information:
Cash paid for interest	$145	$152
Cash paid for income taxes	156	60

        During the nine months ended September 30, 2014 and 2013, the amount of capital expenditures in accounts payable decreased by $31 million and $41 million, respectively. During the nine months ended September 30, 2014 and 2013, we acquired assets under capital leases of $10 million and nil, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$480	$515
Restricted cash(a)	10	9
Accounts and notes receivable (net of allowance for doubtful accounts of $36 and $42, respectively), ($554 and $521 pledged as collateral, respectively)(a)	1,639	1,542
Accounts receivable from affiliates	340	325
Inventories(a)	1,788	1,741
Prepaid expenses	90	61
Deferred income taxes	52	53
Other current assets(a)	288	200

Total current assets	4,687	4,446
Property, plant and equipment, net(a)	3,651	3,759
Investment in unconsolidated affiliates	292	285
Intangible assets, net(a)	72	88
Goodwill	126	131
Deferred income taxes	217	243
Notes receivable from affiliates	—	1
Other noncurrent assets(a)	505	458

Total assets	$9,550	$9,411

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,133	$1,067
Accounts payable to affiliates	58	53
Accrued liabilities(a)	627	742
Deferred income taxes	43	44
Note payable to affiliate	100	100
Current portion of debt(a)	274	277

Total current liabilities	2,235	2,283
Long-term debt(a)	3,752	3,633
Notes payable to affiliates	713	779
Deferred income taxes	286	303
Other noncurrent liabilities(a)	832	938

Total liabilities	7,818	7,936
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,159	3,138
Accumulated deficit	(910)	(1,194)
Accumulated other comprehensive loss	(679)	(618)

Total Huntsman International LLC members' equity	1,570	1,326
Noncontrolling interests in subsidiaries	162	149

Total equity	1,732	1,475

Total liabilities and equity	$9,550	$9,411

(a)
At September 30, 2014 and December 31, 2013, respectively, $42 and $39 of cash and cash equivalents, $10 and $9 of restricted cash, $43 and $41 of accounts and notes receivable (net), $64 and $54 of inventories, $5 and $3 of other current assets, $343 and $369 of property, plant and equipment (net), $17 each of intangible assets (net), $27 and $28 of other noncurrent assets, $82 and $73 of accounts payable, $30 and $32 of accrued liabilities, $176 and $183 of current portion of debt, $44 and $64 of long-term debt, and $33 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Trade sales, services and fees, net	$2,819	$2,789	$8,433	$8,198
Related party sales	65	53	194	176

Total revenues	2,884	2,842	8,627	8,374
Cost of goods sold	2,368	2,331	7,150	7,054

Gross profit	516	511	1,477	1,320
Operating expenses:
Selling, general and administrative	226	236	696	692
Research and development	40	35	113	105
Other operating expense (income)	7	(1)	(2)	6
Restructuring, impairment and plant closing costs	39	37	91	110

Total expenses	312	307	898	913

Operating income	204	204	579	407
Interest expense	(52)	(51)	(155)	(156)
Equity in income of investment in unconsolidated affiliates	2	3	6	6
Loss on early extinguishment of debt	—	—	—	(35)
Other (expense) income	(1)	—	—	2

Income from continuing operations before income taxes	153	156	430	224
Income tax benefit (expense)	51	(80)	(29)	(106)

Income from continuing operations	204	76	401	118
Loss from discontinued operations, net of tax	—	(2)	(7)	(4)

Net income	204	74	394	114
Net income attributable to noncontrolling interests	(6)	(6)	(19)	(20)

Net income attributable to Huntsman International LLC	$198	$68	$375	$94

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$204	$74	$394	$114
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments, net of tax of $(17) and $3 for the three months ended, respectively, and $(19) and $2 for the nine months ended, respectively	(108)	53	(108)	(44)
Pension and other postretirement benefits adjustments, net of tax of $(5) and $(7) for the three months ended, respectively, and $(12) and $(22) for the nine months ended, respectively	18	19	38	71
Other, net	1	2	2	5

Other comprehensive (loss) income, net of tax	(89)	74	(68)	32

Comprehensive income	115	148	326	146
Comprehensive income attributable to noncontrolling interests	(2)	(8)	(12)	(19)

Comprehensive income attributable to Huntsman International LLC	$113	$140	$314	$127

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2014	2,728	$3,138	$(1,194)	$(618)	$149	$1,475
Net income	—	—	375	—	19	394
Dividends paid to parent	—	—	(91)	—	—	(91)
Other comprehensive loss	—	—	—	(61)	(7)	(68)
Contribution from parent	—	21	—	—	—	21
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	5	5

Balance, September 30, 2014	2,728	$3,159	$(910)	$(679)	$162	$1,732

Balance, January 1, 2013	2,728	$3,109	$(1,224)	$(791)	$123	$1,217
Net income	—	—	94	—	20	114
Dividends paid to parent	—	—	(90)	—	—	(90)
Other comprehensive income	—	—	—	33	(1)	32
Contribution from parent	—	20	—	—	—	20
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, September 30, 2013	2,728	$3,133	$(1,220)	$(758)	$142	$1,297

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net income	$394	$114
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of investment in unconsolidated affiliates	(6)	(6)
Depreciation and amortization	322	308
Loss on early extinguishment of debt	—	35
Noncash interest expense (income)	15	(1)
Deferred income taxes	(43)	6
Noncash loss on foreign currency transactions	13	23
Noncash compensation	21	20
Noncash restructuring and impairment of assets	36	7
Other, net	(6)	7
Changes in operating assets and liabilities:
Accounts and notes receivable	(161)	(146)
Inventories	(112)	118
Prepaid expenses	(31)	(16)
Other current assets	(67)	17
Other noncurrent assets	(33)	(108)
Accounts payable	124	(9)
Accrued liabilities	(78)	(20)
Other noncurrent liabilities	(50)	33

Net cash provided by operating activities	338	382

Investing Activities:
Capital expenditures	(351)	(295)
Cash received from unconsolidated affiliates	38	48
Investment in unconsolidated affiliates	(37)	(76)
Acquisition of businesses, net of cash acquired	—	(66)
Proceeds from sale of businesses/assets	15	(1)
Increase in receivable from affiliate	(4)	(16)
Other, net	(2)	2

Net cash used in investing activities	(341)	(404)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Nine months ended September 30,
	2014	2013
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(3)
Net borrowings on overdraft facilities	2	(2)
Repayments of short-term debt	(8)	(18)
Borrowings on short-term debt	10	14
Repayments of long-term debt	(42)	(459)
Proceeds from issuance of long-term debt	204	572
Proceeds from notes payable to affiliate	—	177
Repayments of notes payable to affiliate	(65)	—
Repayments of notes payable	(25)	(30)
Borrowings on notes payable	32	34
Debt issuance costs paid	(39)	(4)
Contingent consideration paid for acquisition	(6)	—
Call premiums related to early extinguishment of debt	—	(4)
Dividends paid to parent	(91)	(90)
Cash received for a noncontrolling interest of a subsidiary	5	—
Excess tax benefit related to stock-based compensation	—	4
Other, net	(2)	1

Net cash (used in) provided by financing activities	(26)	192

Effect of exchange rate changes on cash	(6)	(2)

(Decrease) increase in cash and cash equivalents	(35)	168
Cash and cash equivalents at beginning of period	515	210

Cash and cash equivalents at end of period	$480	$378

Supplemental cash flow information:
Cash paid for interest	$145	$170
Cash paid for income taxes	156	60

        During the nine months ended September 30, 2014 and 2013, the amount of capital expenditures in accounts payable decreased by $31 million and $41 million, respectively. During the nine months ended September 30, 2014 and 2013, Huntsman Corporation contributed $21 million and $20 million related to stock-based compensation, respectively. During the nine months ended September 30, 2014 and 2013, we acquired assets under capital leases of $10 million and nil, respectively.

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

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces primarily inorganic chemical products. In a series of transactions beginning in 2006, we sold or shutdown substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We report the results of these businesses as discontinued operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

RECENT DEVELOPMENTS

Rockwood Acquisition

        On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. ("Rockwood"), which manufacture and market specialty titanium dioxide and performance additives products (the "Rockwood Acquisition"). We paid $1.04 billion in cash, subject to certain purchase price adjustments, and assumed certain unfunded

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

1. GENERAL (Continued)

pension liabilities in connection with the Rockwood Acquisition. The acquisition was financed using a bank term loan.

        The following businesses were acquired from Rockwood:

  •
  titanium dioxide, a white pigment derived from titanium bearing ores with strong specialty business in fibers, inks, pharmaceuticals, food and cosmetics;

  •
  functional additives made from barium and zinc based inorganics used to make colors more brilliant, primarily in plastics, coatings, films, food, cosmetics, pharmaceuticals and paper;

  •
  color pigments made from synthetic iron-oxide and other non-TiO2 inorganic pigments used by manufacturers of coatings and colorants;

  •
  timber treatment wood protection chemicals used primarily in residential and commercial applications;

  •
  water treatment products used to improve water purity in industrial, commercial and municipal applications; and

  •
  specialty automotive molded components.

        The unaudited condensed combined balance sheet of the acquired businesses as of June 30, 2014 and the unaudited condensed combined statements of operations, comprehensive income (loss), cash flows, and changes in parent company equity of the acquired businesses for the six months ended June 30, 2014 and June 30, 2013 can be found in our current report on Form 8-K filed on October 7, 2014.

        In connection with securing certain regulatory approvals required to complete the Rockwood Acquisition, we entered into a definitive agreement to sell our Ti02 product line used in printing inks to Henan Billions Chemicals Co., Ltd. The sale does not include any manufacturing assets. The sale is expected to close in the fourth quarter of 2014.

Port Neches Manufacturing Disruption

        During the third quarter of 2014, we experienced an unplanned manufacturing disruption on a production unit at our facility in Port Neches, Texas for approximately three weeks. There were no injuries resulting from the equipment failure. The Port Neches facility manufactures methyl tertiary butyl ether (MTBE), propylene oxide (PO) and propylene glycols (PG). The manufacturing disruption also impacted internal PO supply to downstream derivatives.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2014

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Accounting Pronouncements Pending Adoption in Future Periods

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changing the criteria for reporting discontinued operations and enhancing reporting requirements for discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Further, the amendments in this ASU will require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, providing guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

ROCKWOOD ACQUISITION

        On October 1, 2014, we completed the Rockwood Acquisition and paid $1.04 billion in cash, subject to certain purchase price adjustments, and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. For more information, see "Note 1. General—Recent Developments—Rockwood Acquisition." The majority of the acquired businesses will be integrated into our Pigments segment. Transaction costs charged to expense related to this acquisition were $10 million for the nine months ended September 30, 2014 and were recorded in selling, general and administrative expenses in our condensed consolidated statements of operations (unaudited).

        We have accounted for the Rockwood Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3. BUSINESS COMBINATIONS (Continued)

preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Acquisition cost	$1,039

Fair value of assets acquired and liabilities assumed:
Cash	$68
Accounts receivable, net	248
Inventories	485
Prepaid expenses and other current assets	31
Property, plant and equipment	423
Intangible assets	188
Deferred income taxes, non-current	106
Other assets	10
Accounts payable	(154)
Accrued compensation	(45)
Accrued expenses and other current liabilities	(45)
Long-term debt, current	(2)
Long-term debt, non-current	(4)
Pension and related liabilities	(240)
Other liabilities	(30)

Total fair value of net assets acquired	$1,039

        The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment and intangible assets. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of historical carrying values to property, plant and equipment and no amounts have been allocated to goodwill. It is possible that changes to this allocation could occur. The estimated pro forma revenues and earnings information for the three and nine months ended September 30, 2014 and 2013 has not been provided as that information is not yet available.

OXID ACQUISITION

        On August 29, 2013, we completed the acquisition of the chemical business of Oxid L.P. (the "Oxid Acquisition"), a privately-held manufacturer and marketer of specialty urethane polyols based in Houston, Texas. The acquisition cost of approximately $76 million consists of cash payments of approximately $66 million and contingent consideration of $10 million. The contingent consideration relates to an earn-out agreement which will be paid over two years if certain conditions are met. Related to this earn-out agreement, $6 million was paid during the nine months ended September 30, 2014. The acquired business has been integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant.

        We have accounted for the Oxid Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

        Intangible assets acquired consist primarily of developed technology and customer relationships, both of which will be amortized over 15 years. If the Oxid Acquisition were to have occurred on January 1, 2013, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma
	Three months ended September 30, 2013 (Unaudited)	Nine months ended September 30, 2013 (Unaudited)
Revenues	$2,868	$8,446
Net income attributable to Huntsman Corporation	67	94

Huntsman International

	Pro Forma
	Three months ended September 30, 2013 (Unaudited)	Nine months ended September 30, 2013 (Unaudited)
Revenues	$2,868	$8,446
Net income attributable to Huntsman International	71	101

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2014	December 31, 2013
Raw materials and supplies	$424	$433
Work in progress	78	92
Finished goods	1,365	1,290

Total	1,867	1,815
LIFO reserves	(79)	(74)

Net	$1,788	$1,741

        For September 30, 2014 and December 31, 2013, approximately 12% and 11%, respectively, of inventories were recorded using the LIFO cost method.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

5. VARIABLE INTEREST ENTITIES (Continued)

        Creditors of these entities have no recourse to our general credit. As the primary beneficiary of these variable interest entities at September 30, 2014, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations (dollars in millions):

	September 30, 2014	December 31, 2013
Current assets	$186	$147
Property, plant and equipment, net	343	369
Other noncurrent assets	68	76
Deferred income taxes	28	28
Intangible assets	17	17
Goodwill	15	16

Total assets	$657	$653

Current liabilities	$353	$330
Long-term debt	51	72
Deferred income taxes	9	9
Other noncurrent liabilities	32	45

Total liabilities	$445	$456

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2014 and December 31, 2013, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2014	$52	$—	$60	$1	$113
2014 charges for 2013 and prior initiatives	40	5	4	11	60
2014 charges for 2014 initiatives	6	—	—	—	6
Reversal of reserves no longer required	(7)	—	—	(1)	(8)
2014 payments for 2013 and prior initiatives	(39)	(5)	(6)	(10)	(60)
Net activity of discontinued operations	—	—	(1)	—	(1)
Foreign currency effect on liability balance	(3)	—	(4)	1	(6)

Accrued liabilities as of September 30, 2014	$49	$—	$53	$2	$104

(1)
The workforce reduction reserves relate to the termination of 635 positions, of which 496 positions had not been terminated as of September 30, 2014.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2014	December 31, 2013
2012 and prior initiatives	$68	$95
2013 initiatives	30	18
2014 initiatives	6	—

Total	$104	$113

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2014	$9	$10	$12	$68	$2	$3	$9	$113
2014 charges for 2013 and prior initiatives	—	23	12	11	3	—	11	60
2014 charges for 2014 initiatives	—	—	—	6	—	—	—	6
Reversal of reserves no longer required	—	(1)	(4)	(2)	—	—	(1)	(8)
2014 payments for 2013 and prior initiatives	(3)	(7)	(13)	(21)	(3)	—	(13)	(60)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	(1)	—	(4)	(1)	—	—	(6)

Accrued liabilities as of September 30, 2014	$6	$24	$7	$58	$1	$2	$6	$104

Current portion of restructuring reserves	$2	$24	$6	$7	$1	$2	$6	$48
Long-term portion of restructuring reserves	4	—	1	51	—	—	—	56

        Details with respect to cash and noncash restructuring charges for the three and nine months ended September 30, 2014 and 2013 by initiative are provided below (dollars in millions):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Cash charges:
2014 charges for 2013 and prior initiatives	$9	$60
2014 charges for 2014 initiatives	—	6
Pension related charges	—	2
Reversal of reserves no longer required	—	(8)
Noncash charges	30	31

Total 2014 Restructuring, Impairment and Plant Closing Costs	$39	$91

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Cash charges:
2013 charges for 2012 and prior initiatives	$25	$87
2013 charges for 2013 initiatives	14	28
Pension related charges	2	7
Reversal of reserves no longer required	(10)	(19)
Non-cash charges	6	7

Total 2013 Restructuring, Impairment and Plant Closing Costs	$37	$110

2014 RESTRUCTURING ACTIVITIES

        In connection with a September 2014 announcement of a feasibility study into a MDI production expansion at our Geismar, Louisiana facility, we concluded that certain capitalized engineering costs associated with a previously planned MDI production expansion at our Rotterdam, The Netherlands facility were impaired and our Polyurethanes segment recorded a noncash impairment charge of $16 million during the third quarter of 2014.

        During 2013, our Performance Products segment initiated a restructuring program to refocus its surfactants business in Europe. In connection with this program, on June 25, 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France to Wilmar. In addition, Wilmar has entered into a multi-year arrangement to purchase certain sulphated surfactant products from our facilities in St. Mihiel, France and Castiglione delle Stiviere, Italy. Additionally, we intend to cease production at our Patrica, Italy surfactants facility by late October 2014. During the nine months ended September 30, 2014, we recorded charges of $23 million primarily related to workforce reductions. We expect to complete this program by the end of 2015.

        During the nine months ended September 30, 2014, our Advanced Materials segment recorded charges of $12 million primarily related to workforce reductions with our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance its commercial excellence and improve its long-term global competitiveness. We expect to incur charges related to this program through the first quarter of 2015.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2014, our Textile Effects segment recorded charges of $9 million and an $8 million noncash charge for a pension settlement loss associated with this initiative. We expect to incur charges related to this program through 2015. In June 2014, we announced plans for the closure our Qingdao, China plant to be completed by December 2015. During the nine months ended September 30, 2014,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

we recorded charges of $6 million primarily related to workforce reductions related to this initiative. We expect to incur charges related to this program through the end of 2016.

        During the nine months ended September 30, 2014, our Corporate and other segment recorded charges of $11 million in association with a reorganization of our global information technology organization. We expect to incur charges related to this program through the end of 2015.

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

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects business, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2013, our Textile Effects segment recorded charges of $48 million as well as recorded a $6 million noncash charge for a pension settlement loss. In addition, during the nine months ended September 30, 2013, we reversed charges of $8 million in relation to our consolidation of manufacturing activities and processes at our site in Basel, Switzerland.

        During the nine months ended September 30, 2013, our Corporate and other segment recorded charges of $11 million primarily related to workforce reductions in association with a reorganization of our global information technology organization.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	September 30, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$1,339	$1,351
Amounts outstanding under A/R programs	235	248
Senior notes	1,219	1,061
Senior subordinated notes	890	891
HPS (China) debt	38	40
Variable interest entities	220	247
Other	85	72

Total debt—excluding debt to affiliates	$4,026	$3,910

Total current portion of debt	$274	$277
Long-term portion	3,752	3,633

Total debt—excluding debt to affiliates	$4,026	$3,910

Total debt—excluding debt to affiliates	$4,026	$3,910
Notes payable to affiliates-noncurrent	6	6

Total debt	$4,032	$3,916

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. DEBT (Continued)

Huntsman International

	September 30, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$1,339	$1,351
Amounts outstanding under A/R programs	235	248
Senior notes	1,219	1,061
Senior subordinated notes	890	891
HPS (China) debt	38	40
Variable interest entities	220	247
Other	85	72

Total debt—excluding debt to affiliates	$4,026	$3,910

Total current portion of debt	$274	$277
Long-term portion	3,752	3,633

Total debt—excluding debt to affiliates	$4,026	$3,910

Total debt—excluding debt to affiliates	$4,026	$3,910
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	713	779

Total debt	$4,839	$4,789

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

Senior Credit Facilities

        As of September 30, 2014, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. DEBT (Continued)

Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$600	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		952		952		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		339		339		USD LIBOR plus 2.75%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
On October 1, 2014, Huntsman International entered into the thirteenth amendment to the agreement governing the Senior Credit Facilities ("the Credit Agreement"). The amendment increased revolving commitments in an aggregate principal amount of $25 million.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

Amendment to the Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the Credit Agreement. The amendment, among other things, permits us to incur a senior secured term loan facility in an aggregate principal amount of $1.2 billion (the "New Term Loan") and to increase our Revolving Facility. In August 2014, we entered into the eleventh and twelfth amendments, which modified the Credit Agreement to initially fund the New Term Loan into escrow and completed the increase of our Revolving Facility by $200 million.

        On October 1, 2014, the New Term Loan was used to fund the Rockwood Acquisition. See "Note 1. General—Recent Developments—Rockwood Acquisition." The New Term Loan matures on October 1, 2021 and will amortize in aggregate annual amounts equal to 1% of the original principal amount of the New Term Loan, payable quarterly commencing March 31, 2015. The New Term Loan bears interest at an interest rate margin of LIBOR plus 3.00% (subject to a 0.75% floor). The $1.2 billion New Term Loan will be recorded at a carrying value of $1,188 million as of October 1, 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. DEBT (Continued)

        The commitments associated with the increase of our Revolving Facility bear interest at the same rate as the existing Revolving Facility and will mature on the same date as the existing facility.

Notes

        As of September 30, 2014, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
Senior Notes ("2020 Senior Notes")	November 2020	4.875%	$650 ($647 carrying value)
Senior Notes ("2021 Senior Notes")	April 2021	5.125%	€445 (€450 carrying value ($572))
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($540 carrying value)

        On June 2, 2014, pursuant to an indenture entered into on December 23, 2013, Huntsman International issued €145 million (approximately $197 million) aggregate principal amount of additional 2021 Senior Notes. The additional notes are recorded at carrying value €150 million (approximately $190 million) as of September 30, 2014.

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

        The 2021 Senior Notes and 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2021 Senior Notes and 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

7. DEBT (Continued)

Redemption of Notes and Loss on Early Extinguishment of Debt

        We did not redeem or repurchase any of our notes during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34

Variable Interest Entity Debt

        As of September 30, 2014, Arabian Amines Company, our consolidated 50%-owned joint venture, had $163 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company is currently not in compliance with certain financial covenants under its loan commitments. We do not guarantee these loan commitments, and Arabian Amines Company is not a guarantor of any of our other debt obligations. Arabian Amines Company's noncompliance with its financial covenants does not affect any of our debt obligations. While the lenders under the loan commitments have agreed to certain modifications, we continue discussions with Arabian Amines Company's lenders and expect to resolve the noncompliance. As of September 30, 2014, the amounts outstanding under these loan commitments were classified as current in our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2014, we have a loan of $807 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2014 on our condensed consolidated balance sheets (unaudited). As of September 30, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. accounts receivable securitization program ("U.S. A/R Program"), less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2014, we had approximately $175 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2014, the fair value of the hedge was less than $1 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2014, the fair value of the hedge was less than $1million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2014, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the fixed rate contracts as of September 30, 2014 was €12 million (approximately $15 million) and the notional amount of caps as of September 30, 2014 was €22 million (approximately $28 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2014, the fair value of the hedges was less than €1 million (less than approximately $1 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2014, we recorded a reduction of interest expense of nil and €1 million (approximately nil and $1 million), respectively, due to changes in the fair value of the hedges.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of September 30, 2014 was $28 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2014, the fair value of the swap was $3 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2014, we recorded additional (reduction of) interest expense of nil and ($1) million, respectively, due to changes in fair value of the swap. As of September 30, 2014, Arabian Amines Company was not in compliance with certain financial covenants under its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2014, the fair value of this swap was $30 million and was recorded in current assets on our condensed consolidated balance sheets (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2014, we have designated approximately €575 million (approximately $731 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2014, the amount of gain recognized on the hedge of our net investment was $56 million and $62 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of September 30, 2014, we had approximately €967 million (approximately $1,229 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$21	$21	$21	$21
Cross-currency interest rate contracts	30	30	2	2
Interest rate contracts	(7)	(7)	(10)	(10)
Long-term debt (including current portion)	(4,026)	(4,069)	(3,910)	(4,010)

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

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2014	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)(3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	30	—	30	—

Total assets	$51	$21	$30	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(7)	$—	$(7)	$—

		Fair Value Amounts Using
Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)(3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	2	—	2	—

Total assets	$23	$21	$2	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(10)	$—	$(10)	$—

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

9. FAIR VALUE (Continued)

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the nine months ended September 30, 2014 and the year ended December 31, 2013. During the nine months ended September 30, 2014 and 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the nine months ended September 30, 2014 and 2013, we recorded charges of $26 million and $1 million, respectively, for the impairment of long-lived assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Service cost	$14	$18	$1	$1
Interest cost	36	32	1	2
Expected return on assets	(48)	(44)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	13	19	—	1
Special termination benefits	—	2	—	—
Settlement loss	10	6	—	—

Net periodic benefit cost	$24	$32	$1	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$44	$51	$2	$3
Interest cost	110	97	4	4
Expected return on assets	(146)	(130)	—	—
Amortization of prior service benefit	(4)	(4)	(3)	(2)
Amortization of actuarial loss	39	59	1	2
Special termination benefits	3	7	—	—
Settlement loss	11	6	—	—

Net periodic benefit cost	$57	$86	$4	$7

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Service cost	$14	$17	$1	$1
Interest cost	36	32	1	2
Expected return on assets	(48)	(44)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	15	22	—	1
Special termination benefits	—	2	—	—
Settlement loss	10	6	—	—

Net periodic benefit cost	$26	$34	$1	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$44	$51	$2	$3
Interest cost	110	97	4	4
Expected return on assets	(146)	(130)	—	—
Amortization of prior service benefit	(4)	(4)	(3)	(2)
Amortization of actuarial loss	45	64	1	2
Special termination benefits	3	7	—	—
Settlement loss	11	6	—	—

Net periodic benefit cost	$63	$91	$4	$7

        During the nine months ended September 30, 2014 and 2013, we made contributions to our pension and other postretirement benefit plans of $113 million and $130 million, respectively. During the remainder of 2014, we expect to contribute an additional amount of approximately $30 million to these plans, excluding expected contributions to employee benefit plans assumed in the Rockwood Acquisition.

        In connection with employee terminations related to restructuring programs, we recorded noncash pension settlement losses of $11 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively.

        Beginning July 1, 2014, the Huntsman Defined Benefit Pension Plan was closed to new, non-union entrants. New, non-union entrants will be provided with a defined contribution plan with a non-discretionary employer contribution and a company match.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        During the quarter ended September 30, 2014, we paid cash dividends of $31 million, or $0.125 per share, to common stockholders, and during each of the quarters ended September 30, 2013, June 30, 2014 and 2013 and March 31, 2014 and 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2014	$246	$(851)	$12	$8	$(585)	$8	$(577)
Other comprehensive (loss) income before reclassifications	(108)	—	—	2	(106)	7	(99)
Amounts reclassified from accumulated other comprehensive loss(c)	—	33	—	—	33	—	33

Net current-period other comprehensive (loss) income	(108)	33	—	2	(73)	7	(66)

Ending balance, September 30, 2014	$138	$(818)	$12	$10	$(658)	$15	$(643)

(a)
Amounts are net of tax of $32 and $13 as of September 30, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $72 and $83 as of September 30, 2014 and January 1, 2014, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(7)	(a)(b)
Actuarial loss	13	40	(a)(b)(c)
Settlement loss	10	11	(a)(b)

	21	44	Total before tax
	(5)	(11)	Income tax expense

Total reclassifications for the period	$16	$33	Net of tax

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(6)	(a)(b)
Actuarial loss	20	61	(a)(b)(c)
Settlement loss	6	6	(a)(b)

	24	61	Total before tax
	(6)	(15)	Income tax expense

Total reclassifications for the period	$18	$46	Net of tax

(a)
Amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain $1 million of actuarial losses related to discontinued operations for both of the three months ended September 30, 2014 and 2013, and $3 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2014	$243	$(883)	$12	$2	$(626)	$8	$(618)

Other comprehensive (loss) income before reclassifications	(108)	—	—	2	(106)	7	(99)
Amounts reclassified from accumulated other comprehensive loss(c)	—	38	—	—	38	—	38

Net current-period other comprehensive (loss) income	(108)	38	—	2	(68)	7	(61)

Ending balance, September 30, 2014	$135	$(845)	$12	$4	$(694)	$15	$(679)

(a)
Amounts are net of tax of $19 and nil as of September 30, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $101 and $113 as of September 30, 2014 and January 1, 2014, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(7)	(a)(b)
Actuarial loss	15	46	(a)(b)(c)
Settlement loss	10	11	(a)(b)

	23	50	Total before tax
	(5)	(12)	Income tax expense

Total reclassifications for the period	$18	$38	Net of tax

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Details about Accumulated Other Comprehensive Loss Components:	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(6)	(a)(b)
Actuarial loss	23	66	(a)(b)(c)
Settlement loss	6	6	(a)(b)

	27	66	Total before tax
	(8)	(17)	Income tax expense

Total reclassifications for the period	$19	$49	Net of tax

(a)
Amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both of the three months ended September 30, 2014 and 2013, and $3 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

	Nine months ended September 30,
	2014	2013
Unresolved at beginning of period	1,073	1,080
Tendered during period	4	6
Resolved during period(1)	1	13
Unresolved at end of period	1,076	1,073

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

        We have never made any payments with respect to these cases. As of September 30, 2014, we had an accrued liability of approximately $10 million relating to these cases and a corresponding receivable of approximately $10 million relating to our indemnity protection with respect to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity. We are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2014.

        Certain cases in which we are a premises defendant are not subject to indemnification by prior owners or operators. However, we may be entitled to insurance or other recoveries in some of these

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

cases. The following table presents for the periods indicated certain information about these cases. Cases include all cases for which service has been received by us. Certain prior cases that were filed in error against us have been dismissed.

	Nine months ended September 30,
	2014	2013
Unresolved at beginning of period	48	50
Filed during period	5	2
Resolved during period	5	2
Unresolved at end of period	48	50

        We paid gross settlement costs for asbestos exposure cases that are not subject to indemnification of $531,000 and $48,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accrual of $228,000 relating to these cases. We cannot assure you that our liability will not exceed our accruals or that our liability associated with these cases would not be material to our financial condition, results of operations or liquidity. We are not able to estimate the amount or range of loss in excess of our accruals. Additional asbestos exposure claims may be made against us in the future, and such claims could be material. However, because we are not able to estimate the amount or range of losses associated with such claims, we have made no accruals with respect to unasserted asbestos exposure claims as of September 30, 2014.

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

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Trial is scheduled for February 22, 2016. It is possible that additional claims will be filed by other Direct Purchasers who opted out of the class litigation.

        We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as the Direct

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Purchasers. On October 14, 2014, Plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to merchants and consumers of architectural coatings containing titanium dioxide. Plaintiffs have raised state antitrust claims under the laws of 16 states, consumer protection claims under the laws of 10 states, as well as unjust enrichment claims under the laws of 20 states. The Opt-Out Litigation and Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our allegedly delivering a different product than it had ordered. Our customer claims that it was unaware that the different product had been delivered until after it had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims of up to an aggregate of €153 million (approximately $202 million) relating to this matter and believed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $149 million). Based on the facts currently available to us, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $149 million), and we have made no accrual with respect to this matter.

Indemnification Matters

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, or the banks, demanded that we indemnify them for claims brought by certain MatlinPatterson entities that were formerly our stockholders ("MatlinPatterson") in litigation filed June 19, 2012 in the 9th District Court in Montgomery County, Texas (the "Texas Litigation"). The banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the banks and our Company, dated June 22, 2009, wherein the banks and our Company settled claims that we brought relating to the failed merger with Hexion. MatlinPatterson claims that the banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial losses to their 19 million shares of our common stock as a result of the banks' misrepresentations. MatlinPatterson is asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees and pre-judgment and post-judgment interest. On December 21, 2012, the court dismissed the Texas Litigation, a decision which was affirmed by the Ninth Court of Appeals of Texas on May 15, 2014. A subsequent motion for rehearing by MatlinPatterson was denied by the same

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

13. COMMITMENTS AND CONTINGENCIES (Continued)

appellate court on June 12, 2014. A petition for discretionary review in the Texas Supreme Court was filed on July 28, 2014.

        On July 14, 2014, the banks demanded that we indemnify them for claims brought by certain former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders have made essentially the same allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. The plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. We denied the banks' indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us.

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2014 and 2013, our capital expenditures for EHS matters totaled $70 million and $53 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Another of these sites, the Star Lake Canal site in Port Neches, TX, involves a discharge point for manufacturing facilities owned by us and several other local chemical manufacturers. The U.S.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

Environmental Protection Agency (the "EPA") issued a draft Consent Decree related to cleanup at this site to us and a prior owner in September 2014. The prior owner has an indemnification obligation and has accepted defense of this matter. As of September 30, 2014, we had an accrued liability of approximately $18 million relating to this matter and a corresponding receivable of approximately $18 million relating to our indemnity protection.

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

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of September 30, 2014, we had an accrued liability of approximately $21 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $44 million and $27 million for environmental liabilities as of September 30, 2014 and December 31, 2013, respectively. Of these amounts, $4 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of September 30, 2014 and December 31, 2013, and $40 million and $22 million were classified as other noncurrent liabilities in our consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

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

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2014, we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of September 30, 2014, we had 9 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Huntsman Corporation compensation cost	$6	$7	$22	$21
Huntsman International compensation cost	6	7	21	20

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $4 million for each of the nine months ended September 30, 2014 and 2013.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. STOCK-BASED COMPENSATION PLANS (Continued)

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Dividend yield	N/A	2.9%	2.4%	2.8%
Expected volatility	N/A	60.9%	60.3%	62.5%
Risk-free interest rate	N/A	1.8%	1.7%	1.0%
Expected life of stock options granted during the period	N/A	5.6 years	5.7 years	5.6 years

        During the three months ended September 30, 2014, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2014 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2014	10,019	$15.39
Granted	1,116	21.22
Exercised	(1,648)	19.22
Forfeited	(49)	17.64

Outstanding at September 30, 2014	9,438	15.39	5.1	$100

Exercisable at September 30, 2014	7,103	14.33	4.0	83

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2014 was $9.63 per option. As of September 30, 2014, there was $14 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $12 million each.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

15. STOCK-BASED COMPENSATION PLANS (Continued)

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of September 30, 2014 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2014	1,830		$15.31	574	$16.03
Granted	730		21.22	237	21.22
Vested	(723	)(1)	16.08	(284)	15.98
Forfeited	(17)		18.27	(24)	16.59

Nonvested at September 30, 2014	1,820		17.35	503	18.48

(1)
As of September 30, 2014, a total of 388,299 restricted stock units were vested but not yet issued, of which 44,534 vested during the nine months ended September 30, 2014. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2014, there was $27 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the nine months ended September 30, 2014 and 2013 was $19 million and $18 million, respectively.

16. INCOME TAXES

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on an individual tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. During

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

16. INCOME TAXES (Continued)

the nine months ended September 30, 2014 and 2013, on a discrete basis, we released a valuation allowance of $8 million and $7 million, respectively, on certain net deferred tax assets in Luxembourg as a result of significant changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased interest income in Luxembourg, our primary treasury center outside of the U.S. During the nine months ended September 30, 2014 we released a valuation allowance of $1 million on certain net deferred tax assets in Italy as a result of the restructuring of our European Performance Products business which caused our tax expense to be $7 million lower than it would have been because we are also able to record a tax benefit for losses incurred during the nine months ended September 30, 2014.

        During the nine months ended September 30, 2014, after extensive analysis, we filed amended U.S. tax returns for tax years 2008 through 2012, along with our original U.S. tax return for tax year 2013, which allowed us to utilize substantially all of our U.S. foreign tax credits. As a result of utilizing these assets which had been subject to a valuation allowance, we recognized a discrete income tax benefit of $94 million in the third quarter of 2014.

        During the nine months ended September 30, 2014 and 2013, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $4 million for each period. Additional decreases in unrecognized tax benefits were offset by cash settlements or decrease in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $39 million and $105 million for the nine months ended September 30, 2014 and 2013, respectively. Absent the $94 million benefit of U.S. foreign tax credits, our income tax expense would have been $133 million for the nine months ended September 30, 2014. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax expense of $29 million and $106 million for the nine months ended September 30, 2014 and 2013, respectively. Absent the $105 million benefit of U.S. foreign tax credits, Huntsman International's income tax expense would have been $134 million for the nine months ended September 30, 2014. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$188	$66	$368	$91

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$188	$64	$361	$87

Shares (denominator):
Weighted average shares outstanding	242.6	239.8	241.8	239.5
Dilutive securities:
Stock-based awards	4.1	2.7	3.9	2.6

Total weighted average shares outstanding, including dilutive shares	246.7	242.5	245.7	242.1

        Additional stock-based awards of 1.1 million and 7.6 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2014 and 2013, respectively, and additional stock-based awards of 1.0 million and 7.5 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2014 and 2013, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

18. OPERATING SEGMENT INFORMATION (Continued)

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	epoxy resin compounds and tooling materials; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based adhesives and tooling resin materials
Textile Effects	textile chemicals and dyes
Pigments	titanium dioxide

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Polyurethanes	$1,321	$1,306	$3,831	$3,734
Performance Products	762	779	2,360	2,278
Advanced Materials	310	309	953	966
Textile Effects	221	198	693	602
Pigments	318	310	976	974
Eliminations	(48)	(60)	(186)	(180)

Total	$2,884	$2,842	$8,627	$8,374

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$162	$203	$506	$533
Performance Products	123	106	332	260
Advanced Materials	51	33	142	60
Textile Effects	3	(18)	25	(54)
Pigments	6	27	31	55
Corporate and other(2)	(52)	(46)	(146)	(187)

Subtotal	293	305	890	667
Discontinued Operations(3)	—	(2)	(9)	(3)

Total	293	303	881	664

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

18. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest expense	(49)	(48)	(148)	(146)
Income tax benefit (expense)—continuing operations	40	(81)	(39)	(105)
Income tax benefit—discontinued operations	—	—	2	—
Depreciation and amortization	(96)	(110)	(335)	(326)

Net income attributable to Huntsman Corporation	$188	$64	$361	$87

Huntsman International:
Segment EBITDA(1):
Polyurethanes	$162	$203	$506	$533
Performance Products	123	106	332	260
Advanced Materials	51	33	142	60
Textile Effects	3	(18)	25	(54)
Pigments	6	27	31	55
Corporate and other(2)	(53)	(46)	(148)	(187)

Subtotal	292	305	888	667
Discontinued Operations(3)	—	(2)	(9)	(3)

Total	292	303	879	664
Interest expense	(52)	(51)	(155)	(156)
Income tax benefit (expense)—continuing operations	51	(80)	(29)	(106)
Income tax benefit—discontinued operations	—	—	2	—
Depreciation and amortization	(93)	(104)	(322)	(308)

Net income attributable to Huntsman International	$198	$68	$375	$94

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$159	$—	$321	$—	$480
Restricted cash	—	—	10	—	10
Accounts and notes receivable, net	41	125	1,467	6	1,639
Accounts receivable from affiliates	1,856	4,494	148	(6,158)	340
Inventories	107	317	1,368	(4)	1,788
Prepaid expenses	46	16	61	(33)	90
Deferred income taxes	12	—	58	(18)	52
Other current assets	642	5	209	(568)	288

Total current assets	2,863	4,957	3,642	(6,775)	4,687
Property, plant and equipment, net	404	1,010	2,236	1	3,651
Investment in unconsolidated affiliates	5,773	1,289	198	(6,968)	292
Intangible assets, net	35	1	36	—	72
Goodwill	(16)	82	60	—	126
Deferred income taxes	316	—	212	(311)	217
Notes receivable from affiliates	23	613	—	(636)	—
Other noncurrent assets	102	197	207	(1)	505

Total assets	$9,500	$8,149	$6,591	$(14,690)	$9,550

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47	$258	$821	$7	$1,133
Accounts payable to affiliates	3,351	739	2,127	(6,159)	58
Accrued liabilities	104	655	470	(602)	627
Deferred income taxes	—	57	8	(22)	43
Note payable to affiliate	100	—	—	—	100
Current portion of debt	37	—	237	—	274

Total current liabilities	3,639	1,709	3,663	(6,776)	2,235
Long-term debt	3,434	—	318	—	3,752
Notes payable to affiliates	707	—	642	(636)	713
Deferred income taxes	26	214	(1)	47	286
Other noncurrent liabilities	124	141	567	—	832

Total liabilities	7,930	2,064	5,189	(7,365)	7,818
Equity
Huntsman International LLC members' equity
Members' equity	3,159	4,348	2,408	(6,756)	3,159
Accumulated (deficit) income	(910)	389	(448)	59	(910)
Accumulated other comprehensive (loss) income	(679)	1,348	(715)	(633)	(679)

Total Huntsman International LLC members' equity	1,570	6,085	1,245	(7,330)	1,570
Noncontrolling interests in subsidiaries	—	—	157	5	162

Total equity	1,570	6,085	1,402	(7,325)	1,732

Total liabilities and equity	$9,500	$8,149	$6,591	$(14,690)	$9,550

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$308	$—	$207	$—	$515
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	28	130	1,384	—	1,542
Accounts receivable from affiliates	2,386	4,823	140	(7,024)	325
Inventories	112	297	1,339	(7)	1,741
Prepaid expenses	70	64	47	(120)	61
Deferred income taxes	12	—	59	(18)	53
Other current assets	379	4	199	(382)	200

Total current assets	3,295	5,318	3,384	(7,551)	4,446
Property, plant and equipment, net	390	954	2,414	1	3,759
Investment in unconsolidated affiliates	5,393	1,178	178	(6,464)	285
Intangible assets, net	48	1	39	—	88
Goodwill	(17)	82	66	—	131
Deferred income taxes	323	—	239	(319)	243
Notes receivable from affiliates	22	658	1	(680)	1
Other noncurrent assets	67	172	220	(1)	458

Total assets	$9,521	$8,363	$6,541	$(15,014)	$9,411

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50	$267	$750	$—	$1,067
Accounts payable to affiliates	3,655	1,476	1,946	(7,024)	53
Accrued liabilities	138	517	590	(503)	742
Deferred income taxes	—	57	8	(21)	44
Note payable to affiliate	100	—	—	—	100
Current portion of debt	28	—	249	—	277

Total current liabilities	3,971	2,317	3,543	(7,548)	2,283
Long-term debt	3,290	—	343	—	3,633
Notes payable to affiliates	772	—	687	(680)	779
Deferred income taxes	25	200	39	39	303
Other noncurrent liabilities	137	140	661	—	938

Total liabilities	8,195	2,657	5,273	(8,189)	7,936
Equity
Huntsman International LLC members' equity
Members' equity	3,138	4,354	2,215	(6,569)	3,138
Accumulated (deficit) income	(1,194)	66	(450)	384	(1,194)
Accumulated other comprehensive (loss) income	(618)	1,286	(645)	(641)	(618)

Total Huntsman International LLC members' equity	1,326	5,706	1,120	(6,826)	1,326
Noncontrolling interests in subsidiaries	—	—	148	1	149

Total equity	1,326	5,706	1,268	(6,825)	1,475

Total liabilities and equity	$9,521	$8,363	$6,541	$(15,014)	$9,411

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$336	$772	$1,711	$—	$2,819
Related party sales	66	123	341	(465)	65

Total revenues	402	895	2,052	(465)	2,884
Cost of goods sold	323	700	1,813	(468)	2,368

Gross profit	79	195	239	3	516
Selling, general and administrative	43	32	151	—	226
Research and development	12	11	17	—	40
Other operating (income) expense	(3)	1	9	—	7
Restructuring, impairment and plant closing costs	3	3	33	—	39

Operating income	24	148	29	3	204
Interest (expense) income	(49)	9	(12)	—	(52)
Equity in income of investment in affiliates and subsidiaries	107	—	2	(107)	2
Other income	—	—	—	(1)	(1)

Income from continuing operations before income taxes	82	157	19	(105)	153
Income tax benefit (expense)	116	(54)	(11)	—	51

Income from continuing operations	198	103	8	(105)	204
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income	198	103	8	(105)	204
Net income attributable to noncontrolling interests	—	—	(5)	(1)	(6)

Net income attributable to Huntsman International LLC	$198	$103	$3	$(106)	$198

Net income	$198	$103	$8	$(105)	$204
Other comprehensive loss	(84)	(91)	(96)	182	(89)
Comprehensive income attributable to noncontrolling interests	—	—	(1)	(1)	(2)

Comprehensive income (loss) attributable to Huntsman International LLC	$114	$12	$(89)	$76	$113

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$283	$830	$1,676	$—	$2,789
Related party sales	207	118	308	(580)	53

Total revenues	490	948	1,984	(580)	2,842
Cost of goods sold	415	723	1,771	(578)	2,331

Gross profit	75	225	213	(2)	511
Selling, general and administrative	37	38	161	—	236
Research and development	12	9	14	—	35
Other operating (income) expense	(8)	(7)	14	—	(1)
Restructuring, impairment and plant closing costs	2	3	32	—	37

Operating income (loss)	32	182	(8)	(2)	204
Interest (expense) income	(45)	11	(17)	—	(51)
Equity in (loss) income of investment in affiliates and subsidiaries	(3)	(23)	2	27	3
Other income	1	—	1	(2)	—

(Loss) income from continuing operations before income taxes	(15)	170	(22)	23	156
Income tax benefit (expense)	83	(168)	5	—	(80)

Income (loss) from continuing operations	68	2	(17)	23	76
Income (loss) from discontinued operations, net of tax	—	1	(3)	—	(2)

Net income (loss)	68	3	(20)	23	74
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net income (loss) attributable to Huntsman International LLC	$68	$3	$(26)	$23	$68

Net income (loss)	$68	$3	$(20)	$23	$74
Other comprehensive income	72	288	52	(338)	74
Comprehensive income attributable to noncontrolling interests	—	—	(8)	—	(8)

Comprehensive income attributable to Huntsman International LLC	$140	$291	$24	$(315)	$140

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$907	$2,388	$5,138	$—	$8,433
Related party sales	242	380	1,053	(1,481)	194

Total revenues	1,149	2,768	6,191	(1,481)	8,627
Cost of goods sold	944	2,174	5,517	(1,485)	7,150

Gross profit	205	594	674	4	1,477
Selling, general and administrative	126	110	460	—	696
Research and development	36	30	47	—	113
Other operating (income) expense	(13)	(6)	17	—	(2)
Restructuring, impairment and plant closing costs	5	5	81	—	91

Operating income	51	455	69	4	579
Interest (expense) income	(142)	27	(40)	—	(155)
Equity in income of investment in affiliates and subsidiaries	323	2	6	(325)	6
Other income	2	—	—	(2)	—

Income from continuing operations before income taxes	234	484	35	(323)	430
Income tax benefit (expense)	139	(160)	(8)	—	(29)

Income from continuing operations	373	324	27	(323)	401
Income (loss) from discontinued operations, net of tax	2	—	(9)	—	(7)

Net income	375	324	18	(323)	394
Net income attributable to noncontrolling interests	—	—	(15)	(4)	(19)

Net income attributable to Huntsman International LLC	$375	$324	$3	$(327)	$375

Net income	$375	$324	$18	$(323)	$394
Other comprehensive (loss) income	(61)	62	(77)	8	(68)
Comprehensive income attributable to noncontrolling interests	—	—	(8)	(4)	(12)

Comprehensive income (loss) attributable to Huntsman International LLC	$314	$386	$(67)	$(319)	$314

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$798	$2,434	$4,966	$—	$8,198
Related party sales	592	357	943	(1,716)	176

Total revenues	1,390	2,791	5,909	(1,716)	8,374
Cost of goods sold	1,208	2,206	5,353	(1,713)	7,054

Gross profit	182	585	556	(3)	1,320
Selling, general and administrative	112	111	469	—	692
Research and development	38	28	39	—	105
Other operating (income) expense	—	(3)	9	—	6
Restructuring, impairment and plant closing costs	9	14	87	—	110

Operating income (loss)	23	435	(48)	(3)	407
Interest (expense) income	(139)	32	(49)	—	(156)
Equity in income (loss) of investment in affiliates and subsidiaries	204	(110)	5	(93)	6
Loss on early extinguishment of debt	(35)	—	—	—	(35)
Other income	2	—	2	(2)	2

Income (loss) from continuing operations before income taxes	55	357	(90)	(98)	224
Income tax benefit (expense)	39	(149)	4	—	(106)

Income (loss) from continuing operations	94	208	(86)	(98)	118
Income (loss) from discontinued operations, net of tax	—	1	(5)	—	(4)

Net income (loss)	94	209	(91)	(98)	114
Net income attributable to noncontrolling interests	—	—	(20)	—	(20)

Net income (loss) attributable to Huntsman International LLC	$94	$209	$(111)	$(98)	$94

Net income (loss)	$94	$209	$(91)	$(98)	$114
Other comprehensive income	33	109	9	(119)	32
Comprehensive income attributable to noncontrolling interests	—	—	(19)	—	(19)

Comprehensive income (loss) attributable to Huntsman International LLC	$127	$318	$(101)	$(217)	$127

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(50)	$135	$254	$(1)	$338

Investing activities:
Capital expenditures	(50)	(122)	(179)	—	(351)
Cash received from unconsolidated affiliates	—	38	—	—	38
Investment in affiliate	(45)	(10)	—	55	—
Investment in unconsolidated affiliates	—	(25)	(12)	—	(37)
Proceeds from sale of businesses/assets	3	—	12	—	15
Increase in receivable from affiliate	(4)	—	—	—	(4)
Other, net	—	—	(2)	—	(2)

Net cash used in investing activities	(96)	(119)	(181)	55	(341)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1)	—	(1)
Net borrowings on overdraft facilities	—	—	2	—	2
Repayments of short-term debt	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	10	—	10
Repayments of long-term debt	(13)	—	(29)	—	(42)
Proceeds from issuance of long-term debt	204	—	—	—	204
Repayments of notes payable to affiliate	(65)	—	—	—	(65)
Repayments of notes payable	(24)	—	(1)	—	(25)
Borrowings on notes payable	31	—	1	—	32
Debt issuance costs paid	(39)	—	—	—	(39)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Contribution from parent	—	10	70	(80)	—
Distribution to parent	—	(25)	—	25	—
Dividends paid to parent	(91)	(1)	—	1	(91)
Cash received for a noncontrolling interest of a subsidiary	—	—	5	—	5
Other, net	—	—	(2)	—	(2)

Net cash (used in) provided by financing activities	(3)	(16)	47	(54)	(26)
Effect of exchange rate changes on cash	—	—	(6)	—	(6)

(Decrease) increase in cash and cash equivalents	(149)	—	114	—	(35)
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$159	$—	$321	$—	$480

        During the third quarter of 2014, we capitalized $116 million of intercompany notes as a noncash transaction between guarantor and nonguarantor entities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(13)	$108	$288	$(1)	$382

Investing activities:
Capital expenditures	(35)	(76)	(184)	—	(295)
Cash received from unconsolidated affiliates	—	48	—	—	48
Investment in affiliate	(23)	(8)	—	31	—
Investment in unconsolidated affiliates	—	(44)	(32)	—	(76)
Acquisition of a business, net of cash acquired	(66)	—	—	—	(66)
Proceeds from sale of businesses/assets	—	(3)	2	—	(1)
Increase in receivable from affiliate	(16)	—	—	—	(16)
Other, net	—	—	2	—	2

Net cash used in investing activities	(140)	(83)	(212)	31	(404)

Financing activities:
Net repayments under revolving loan facilities	—	—	(3)	—	(3)
Net repayments on overdraft facilities	—	—	(2)	—	(2)
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	14	—	14
Repayments of long-term debt	(393)	—	(66)	—	(459)
Proceeds from issuance of long-term debt	570	—	2	—	572
Proceeds from notes payable to affiliate	177	—	—	—	177
Repayments of notes payable	(24)	—	(6)	—	(30)
Borrowings on notes payable	33	—	1	—	34
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums and other costs related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	8	57	(65)	—
Distribution to parent	—	(34)	—	34	—
Dividends paid to parent	(90)	(1)	—	1	(90)
Excess tax benefit related to stock-based compensation	4	—	—	—	4
Other, net	1	—	—	—	1

Net cash provided by (used in) financing activities	270	(27)	(21)	(30)	192
Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	117	(2)	53	—	168
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$124	$—	$254	$—	$378

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

OVERVIEW

Business

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes and titanium dioxide. We had revenues for the nine months ended September 30, 2014 and 2013 of $8,627 million and $8,374 million, respectively.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments segment produces primarily inorganic chemical products.

RECENT DEVELOPMENTS

Rockwood Acquisition

        On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood, which manufacture and market specialty titanium dioxide and performance additives products. We paid $1.04 billion in cash, subject to certain purchase price adjustments, and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. The acquisition was financed using a bank term loan.

        The following businesses were acquired from Rockwood:

  •
  titanium dioxide, a white pigment derived from titanium bearing ores with strong specialty business in fibers, inks, pharmaceuticals, food and cosmetics;

  •
  functional additives made from barium and zinc based inorganics used to make colors more brilliant, primarily in plastics, coatings, films, food, cosmetics, pharmaceuticals and paper;

  •
  color pigments made from synthetic iron-oxide and other non-TiO2 inorganic pigments used by manufacturers of coatings and colorants;

  •
  timber treatment wood protection chemicals used primarily in residential and commercial applications;

  •
  water treatment products used to improve water purity in industrial, commercial and municipal applications; and

  •
  specialty automotive molded components.

        The unaudited condensed combined balance sheet of the acquired businesses as of June 30, 2014 and the unaudited condensed combined statements of operations, comprehensive income (loss), cash flows, and changes in parent company equity of the acquired businesses for the six months ended June 30, 2014 and June 30, 2013 can be found in our current report on Form 8-K filed on October 7, 2014.

        In connection with securing certain regulatory approvals required to complete the Rockwood Acquisition, we entered into a definitive agreement to sell our Ti02 product line used in printing inks to Henan Billions Chemicals Co., Ltd. The sale does not include any manufacturing assets. The sale is expected to close in the fourth quarter of 2014.

Port Neches Manufacturing Disruption

        During the third quarter of 2014, we experienced an unplanned manufacturing disruption on a production unit at our facility in Port Neches, Texas. There were no injuries resulting from the equipment failure. The Port Neches facility manufactures methyl tertiary butyl ether (MTBE), propylene oxide (PO) and propylene glycols (PG). The manufacturing disruption also impacted internal PO supply to downstream derivatives. The affected unit was off-line for approximately three weeks, with an estimated negative impact of approximately $30 million EBITDA for our Polyurethanes segment.

OUTLOOK

        We continue to experience growing demand for key products such as MDI polyurethanes, amines, aerospace composites and textile dyes and chemicals and broad earnings growth from products across our business segments. With the successful completion of the Rockwood Acquisition, we believe we can deliver synergies within the next couple of years that will drive strong earnings growth for years to come.

        The following is a summary of the key trends in our business segments:

Polyurethanes:

  •
  Strong MDI demand in the U.S. and Asia, modest demand in Europe

  •
  Improving sales price leverage

  •
  Fourth quarter 2014 seasonal slowdown

  •
  PO/MTBE maintenance outage in the first quarter 2015

Performance Products:

  •
  Benefits of European surfactants restructuring expected in 2015

  •
  Improving amines sales volumes and margins

  •
  U.S. Gulf Coast raw material cost advantage

  •
  Fourth quarter 2014 seasonal slowdown

Advanced Materials:

  •
  Strong aerospace market

  •
  Fourth quarter 2014 seasonal slowdown in Europe

Textile Effects:

  •
  Selective growth above underlying market demand

  •
  New environmental regulations impacting raw materials costs

Pigments:

  •
  Approximately $130 million of synergies from integration of former Rockwood businesses

        We expect to spend approximately $550 million in 2014 on capital expenditures, net of reimbursements, and including approximately $50 million in the fourth quarter for the acquired Rockwood businesses, including the Augusta, Georgia facility.

        We expect our 2014 adjusted effective tax rate to be approximately 30%, including the impact of the Rockwood Acquisition.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2014	2013		2014	2013
Revenues	$2,884	$2,842	1%	$8,627	$8,374	3%
Cost of goods sold	2,369	2,335	1%	7,157	7,067	1%

Gross profit	515	507	2%	1,470	1,307	12%
Operating expenses	274	272	1%	811	808	—
Restructuring, impairment and plant closing costs	39	37	5%	91	110	(17)%

Operating income	202	198	2%	568	389	46%
Interest expense	(49)	(48)	2%	(148)	(146)	1%
Equity in income of investment in unconsolidated affiliates	2	3	(33)%	6	6	—
Loss on early extinguishment of debt	—	—	—	—	(35)	NM
Other (expense) income	(1)	—	NM	—	2	NM

Income from continuing operations before income taxes	154	153	1%	426	216	97%
Income tax benefit (expense)	40	(81)	NM	(39)	(105)	(63)%

Income from continuing operations	194	72	169%	387	111	249%
Loss from discontinued operations, net of tax	—	(2)	NM	(7)	(4)	75%

Net income	194	70	177%	380	107	255%
Net income attributable to noncontrolling interests	(6)	(6)	—	(19)	(20)	(5)%

Net income attributable to Huntsman Corporation	188	64	194%	361	87	315%
Interest expense	49	48	2%	148	146	1%
Income tax expense from continuing operations	(40)	81	NM	39	105	(63)%
Income tax benefit from discontinued operations	—	—	—	(2)	—	NM
Depreciation and amortization	96	110	(13)%	335	326	3%

EBITDA(1)	$293	$303	(3)%	$881	$664	33%

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$293	$303	$881	$664
Acquisition expenses and integration costs	10	9	27	14
EBITDA from discontinued operations	—	2	9	3
Gain on disposition of businesses/assets	—	—	(2)	—
Loss on early extinguishment of debt	—	—	—	35
Certain legal settlements and related expenses	1	—	3	8
Amortization of pension and postretirement actuarial losses	12	19	37	56
Restructuring, impairment and plant closing and transition costs (credits)(3):
Polyurethanes	16	—	18	3
Performance Products	4	13	27	17
Advanced Materials	5	3	10	30
Textile Effects	11	24	25	56
Pigments	—	—	3	3
Corporate and other	4	3	10	11

Total restructuring, impairment and plant closing and transition costs (credits)(3)	40	43	93	120

Adjusted EBITDA(1)	$356	$376	$1,048	$900

Net cash provided by operating activities			$343	$388	(12)%
Net cash used in investing activities			(337)	(388)	(13)%
Net cash provided by financing activities			62	12	417%

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2014	2013		2014	2013
Revenues	$2,884	$2,842	1%	$8,627	$8,374	3%
Cost of goods sold	2,368	2,331	2%	7,150	7,054	1%

Gross profit	516	511	1%	1,477	1,320	12%
Operating expenses	273	270	1%	807	803	—
Restructuring, impairment and plant closing costs	39	37	5%	91	110	(17)%

Operating income	204	204	—	579	407	42%
Interest expense	(52)	(51)	2%	(155)	(156)	(1)%
Equity in income of investment in unconsolidated affiliates	2	3	(33)%	6	6	—
Loss on early extinguishment of debt	—	—	—	—	(35)	NM
Other (expense) income	(1)	—	NM	—	2	NM

Income from continuing operations before income taxes	153	156	(2)%	430	224	92%
Income tax benefit (expense)	51	(80)	NM	(29)	(106)	(73)%

Income from continuing operations	204	76	168%	401	118	240%
Loss from discontinued operations, net of tax	—	(2)	NM	(7)	(4)	75%

Net income	204	74	176%	394	114	246%
Net income attributable to noncontrolling interests	(6)	(6)	—	(19)	(20)	(5)%

Net income attributable to Huntsman International LLC	198	68	191%	375	94	299%
Interest expense	52	51	2%	155	156	(1)%
Income tax expense from continuing operations	(51)	80	NM	29	106	(73)%
Income tax benefit from discontinued operations	—	—	—	(2)	—	NM
Depreciation and amortization	93	104	(11)%	322	308	5%

EBITDA(1)	$292	$303	(4)%	$879	$664	32%

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$292	$303	$879	$664
Acquisition expenses and integration costs	10	9	27	14
EBITDA from discontinued operations	—	2	9	3
Gain on disposition of businesses/assets	—	—	(2)	—
Loss on early extinguishment of debt	—	—	—	35
Certain legal settlements and related expenses	1	—	3	8
Amortization of pension and postretirement actuarial losses	14	24	43	61
Restructuring, impairment and plant closing and transition costs (credits)(3):
Polyurethanes	16	—	18	3
Performance Products	4	13	27	17
Advanced Materials	5	3	10	30
Textile Effects	11	24	25	56
Pigments	—	—	3	3
Corporate and other	4	3	10	11

Total restructuring, impairment and plant closing and transition costs (credits)(3)	40	43	93	120

Adjusted EBITDA(1)	$357	$381	$1,052	$905

Net cash provided by operating activities			$338	$382	(12)%
Net cash used in investing activities			(341)	(404)	(16)%
Net cash (used in) provided by financing activities			(26)	192	NM

Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman Corporation	$188	$64	$361	$87
Acquisition expenses and integration costs, net of tax of $(2) and $(1) for the three months ended, respectively, and $(6) and $(2) for the nine months ended, respectively	8	8	21	12
Impact of certain foreign tax credit elections	(94)	—	(94)	—
Loss from discontinued operations, net of tax of nil each for the three months ended and $(2) and nil for the nine months ended, respectively	—	2	7	4
Discount amortization on settlement financing, net of tax of nil each for the three months ended, respectively, and nil and $(2) for the nine months ended, respectively	—	2	—	5
Gain on disposition of businesses/assets, net of tax of nil each for the three months ended and $1 and nil for the nine months ended, respectively	—	—	(1)	—
Loss on early extinguishment of debt, net of tax of nil each for the three months ended and nil and $(13) for the nine months ended, respectively	—	—	—	22
Certain legal settlements and related expenses, net of tax of nil each for the three months ended and nil and $(2) for the nine months ended, respectively	1	—	3	6
Amortization of pension and postretirement actuarial losses, net of tax of $(2) each for the three months ended and $(10) and $(13) for the nine months ended, respectively	10	17	27	43
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(6) and $(4) for the three months ended, respectively, and $(20) and $(27) for the nine months ended, respectively	34	39	73	93

Adjusted net income(2)	$147	$132	$397	$272

Weighted average shares-basic	242.6	239.8	241.8	239.5
Weighted average shares-diluted	246.7	242.5	245.7	242.1
Weighted average shares for adjusted income per share-diluted	246.7	242.5	245.7	242.1
Net income per share:
Basic	$0.77	$0.27	$1.49	$0.36
Diluted	0.76	0.26	1.47	0.36
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$0.61	$0.55	$1.64	$1.14
Diluted	0.60	0.54	1.62	1.12

Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman International	$198	$68	$375	$94
Acquisition expenses and integration costs, net of tax of $(2) and $(1) for the three months ended, respectively, and $(6) and $(2) for the nine months ended, respectively	8	8	21	12
Impact of certain foreign tax credit elections	(105)	—	(105)	—
Loss from discontinued operations, net of tax of nil each for the three months ended and $(2) and nil for the nine months ended, respectively	—	2	7	4
Discount amortization on settlement financing, net of tax of nil each for the three months ended, respectively, and nil and $(2) for the nine months ended, respectively	—	2	—	5
Gain on disposition of businesses/assets, net of tax of nil each for the three months ended and $1 and nil for the nine months ended, respectively	—	—	(1)	—
Loss on early extinguishment of debt, net of tax of nil each for the three months ended and nil and $(13) for the nine months ended, respectively	—	—	—	22
Certain legal settlements and related expenses, net of tax of nil each for the three months ended and nil and $(2) for the nine months ended, respectively	1	—	3	6
Amortization of pension and postretirement actuarial losses, net of tax of $(2) and $(3) for the three months ended, respectively, and $(10) and $(14) for the nine months ended, respectively	12	21	33	47
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(6) and $(4) for the three months ended, respectively, and $(20) and $(27) for the nine months ended, respectively	34	39	73	93

Adjusted net income(2)	$148	$140	$406	$283

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate:

  (a) acquisition expenses and integration costs; (b) impact of certain foreign tax credit elections; (c) loss from discontinued operations; (d) discount amortization on settlement financing; (e) gain on disposition of businesses/assets; (f) loss on early extinguishment of debt; (g) certain legal settlements and related expenses; (h) amortization of pension and postretirement actuarial losses; and (i) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

(3)
Includes cost associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These transition costs were included in cost of sales on our condensed consolidated statement of operations (unaudited).

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

        For the three months ended September 30, 2014, net income attributable to Huntsman Corporation was $188 million on revenues of $2,884 million, compared with net income attributable to Huntsman Corporation of $64 million on revenues of $2,842 million for the same period of 2013. For the three months ended September 30, 2014, net income attributable to Huntsman International was $198 million on revenues of $2,884 million, compared with net income attributable to Huntsman International of $68 million on revenues of $2,842 million for the same period of 2013. The increase of $124 million in net income attributable to Huntsman Corporation and the increase of $130 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended September 30, 2014 increased by $42 million, or 1%, as compared with the 2013 period. The increase was due principally to higher average selling prices in our Performance Products, Advanced Materials and Textile Effects segments, and higher sales volumes in our Pigments segment. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2014 increased by $8 million and $5 million, or 2% and 1%, respectively, as compared with the 2013 period. The increase resulted from higher gross margins in our Performance Products, Advanced Materials and Textile Effects segments. See "—Segment Analysis" below.

  •
  Operating expenses for the three months ended September 30, 2014 increased by $2 million and $3 million, respectively, or 1% each, as compared with the 2013 period, primarily related to an increase in legal settlement costs.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2014 increased to $39 million from $37 million in the 2013 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense decreased and the income tax expense of Huntsman International decreased by $121 million and $131 million, respectively, as compared with the same period in 2013, primarily due to the benefit of utilizing U.S. foreign tax credits, which had been subject to a valuation allowance. Excluding the impact of the U.S. foreign tax credits, our income tax expense decreased and the income tax expense of Huntsman International decreased by $27 million and $26 million, respectively, as compared with the same period in 2013. For the three months ended September 30, 2014, excluding the impact of the benefit of our U.S. foreign tax credits, our effective tax rate was 35%, which is lower than our effective tax rate of 53% for the three months ended September 30, 2013 primarily due to various valuation allowance releases in 2014 and because our Textile Effects segment's restructuring charges in 2013 received nominal tax benefit. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended September 30,
			Percent Change Favorable (Unfavorable)
	2014	2013
Revenues
Polyurethanes	$1,321	$1,306	1%
Performance Products	762	779	(2)%
Advanced Materials	310	309	—
Textile Effects	221	198	12%
Pigments	318	310	3%
Eliminations	(48)	(60)	20%

Total	$2,884	$2,842	1%

Huntsman Corporation
Segment EBITDA(1)
Polyurethanes	$162	$203	(20)%
Performance Products	123	106	16%
Advanced Materials	51	33	55%
Textile Effects	3	(18)	NM
Pigments	6	27	(78)%
Corporate and other	(52)	(46)	(13)%

Subtotal	293	305	(4)%
Discontinued Operations	—	(2)	NM

Total	$293	$303	(3)%

Huntsman International
Segment EBITDA(1)
Polyurethanes	$162	$203	(20)%
Performance Products	123	106	16%
Advanced Materials	51	33	55%
Textile Effects	3	(18)	NM
Pigments	6	27	(78)%
Corporate and other	(53)	(46)	(15)%

Subtotal	292	305	(4)%
Discontinued Operations	—	(2)	NM

Total	$292	$303	(4)%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended September 30, 2014 vs. 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	—	—	6%	(5)%
Performance Products	5%	—	1%	(8)%
Advanced Materials	4%	1%	3%	(8)%
Textile Effects	17%	1%	3%	(9)%
Pigments	(5)%	1%	1%	6%
Total Company	3%	1%	—	(3)%

	Three months ended September 30, 2014 vs. June 30, 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(2)%	—	7%	(4)%
Performance Products	(1)%	—	(2)%	(6)%
Advanced Materials	(1)%	—	1%	(4)%
Textile Effects	1%	—	(1)%	(11)%
Pigments	(1)%	(1)%	—	(4)%
Total Company	—	—	2%	(5)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2014 compared to the same period of 2013 was primarily due to improved MDI sales, partially offset by lower PO/MTBE sales volumes. MDI average selling prices increased in the Americas and European regions, partially offset by lower component pricing in China. PO/MTBE average selling prices were essentially unchanged. PO/MTBE sales volumes decreased primarily as a result of an unplanned manufacturing disruption at our Port Neches, Texas facility in the third quarter of 2014. The decrease in PO/MTBE sales volumes was partially offset by an increase in MDI sales volumes due to improved demand in the Americas and Asian regions and across most major markets. The decrease in segment EBITDA was due to lower PO/MTBE earnings, partially offset by higher MDI earnings. During the three months ended September 30, 2014 and 2013, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $16 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended September 30, 2014 compared to the same period of 2013 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily in connection with the restructuring of our European surfactants business in the second quarter of 2014, partially offset by increased sales volumes in amines and maleic anhydride. Average selling prices increased in response to higher raw material costs and continued strong market conditions for amines, maleic anhydride and specialty surfactants. The increase in segment EBITDA was primarily due to higher margins and lower restructuring charges, which more than offset lower sales volumes. During the three months ended September 30, 2014 and 2013, our Performance Products segment recorded restructuring, impairment and plant closing costs of $4 million and $13 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        Revenues in our Advanced Materials segment for the three months ended September 30, 2014 compared to the same period of 2013 were essentially unchanged. Average selling prices increased in all regions and across most markets primarily due to certain price increase initiatives and our focus on higher value markets. Sales volumes decreased primarily due to our restructuring efforts. During the fourth quarter of 2013, we closed two of our base resins production units as we focus on higher value markets, such as aerospace, transportation and industrial and coatings and construction. The increase in segment EBITDA was primarily due to higher margins and improved sales mix, partially offset by higher manufacturing and selling, general and administrative costs, and higher restructuring, impairment and plant closing costs. During the three months ended September 30, 2014 and 2013, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $5 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the three months ended September 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily in response to higher raw material costs and improved sales mix. Sales volumes decreased primarily due to the de-selection of lower value business. The increase in segment EBITDA was primarily due to higher margins and lower restructuring, impairment and plant closing and transition costs, partially offset by higher selling, general and administrative costs. During the three months ended September 30, 2014 and 2013, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $11 million and $24 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for the three months ended September 30, 2014 compared to the same period of 2013 was primarily due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily as a result of higher end-use demand, particularly in the Asia-Pacific region. Average selling prices decreased primarily as a result of high industry inventory levels. The decrease in segment EBITDA was primarily due to lower margins and higher acquisition expenses and integration costs, partially offset by higher sales volumes. During the three months ended September 30, 2014 and 2013, our Pigments segment recorded acquisition expenses and integration costs of $6 million and $5 million, respectively. For more information concerning acquisition expenses and integration costs, see "Note 1. General—Recent Developments—Rockwood Acquisition" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2014, EBITDA from Corporate and other for Huntsman Corporation decreased by $6 million to a loss of $52 million from a loss of $46 million for the same period in 2013. For the three months ended September 30, 2014, EBITDA from Corporate and other for Huntsman International decreased by $7 million to a loss of $53 million from a loss of $46 million for the same period of 2013. The decrease in EBITDA from Corporate and other resulted primarily from an increase in unallocated foreign currency exchange loss of $6 million ($6 million loss in 2014 compared to nil in 2013).

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

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

        For the nine months ended September 30, 2014, net income attributable to Huntsman Corporation was $361 million on revenues of $8,627 million, compared with net income attributable to Huntsman Corporation of $87 million on revenues of $8,374 million for the same period of 2013. For the nine months ended September 30, 2014, net income attributable to Huntsman International was $375 million on revenues of $8,627 million, compared with net income attributable to Huntsman International of $94 million on revenues of $8,374 million for the same period of 2013. The increase of $274 million in net income attributable to Huntsman Corporation and the increase of $281 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2014 increased by $253 million, or 3%, as compared with the 2013 period. The increase was due principally to higher average selling prices in our Performance Products, Advanced Materials and Textile Effects segments and higher sales volumes in our Polyurethanes, Performance Products and Pigments segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2014 increased by $163 million and $157 million, respectively, or 12% each, as compared with the 2013 period. The increase resulted from higher gross margins in our Performance Products, Advanced Materials and Textile Effects segments. See "—Segment Analysis" below.

  •
  Operating expenses for the nine months ended September 30, 2014 increased by $3 million and $4 million, respectively, or less than 1% each, as compared with the 2013 period, primarily related to higher acquisition and integration related costs and higher foreign currency losses, partially offset by lower legal settlement costs.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2014 decreased to $91 million from $110 million in the 2013 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Loss on early extinguishment of debt for the nine months ended September 30, 2014 decreased to nil from $35 million in the 2013 period. The loss in the 2013 period resulted primarily from the repurchase of the remainder of our 5.50% senior notes due 2016. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense decreased and the income tax expense of Huntsman International decreased by $66 million and $77 million, respectively, as compared with the same period in 2013, primarily due to the benefit of utilizing U.S. foreign tax credits, which had been subject to a valuation allowance. Excluding the impact of the U.S. foreign tax credits, our income tax expense increased and the income tax expense of Huntsman International increased by $28 million, as compared with the same period in 2013. For the nine months ended September 30, 2014, excluding the impact of the benefit of our U.S. foreign tax credits, our effective tax rate was 31%, which is lower than our effective tax rate of 49% for the nine months ended September 30, 2013, primarily due to various valuation allowance releases in 2014 and because our Textile Effects segment's restructuring charges in 2013 received nominal tax benefit. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Nine months ended September 30,
			Percent Change Favorable (Unfavorable)
	2014	2013
Revenues
Polyurethanes	$3,831	$3,734	3%
Performance Products	2,360	2,278	4%
Advanced Materials	953	966	(1)%
Textile Effects	693	602	15%
Pigments	976	974	—
Eliminations	(186)	(180)	(3)%

Total	$8,627	$8,374	3%

Huntsman Corporation Segment EBITDA(1)
Polyurethanes	$506	$533	(5)%
Performance Products	332	260	28%
Advanced Materials	142	60	137%
Textile Effects	25	(54)	NM
Pigments	31	55	(44)%
Corporate and other	(146)	(187)	22%

Subtotal	890	667	33%
Discontinued Operations	(9)	(3)	(200)%

Total	$881	$664	33%

Huntsman International Segment EBITDA(1)
Polyurethanes	$506	$533	(5)%
Performance Products	332	260	28%
Advanced Materials	142	60	137%
Textile Effects	25	(54)	NM
Pigments	31	55	(44)%
Corporate and other	(148)	(187)	21%

Subtotal	888	667	33%
Discontinued Operations	(9)	(3)	(200)%

Total	$879	$664	32%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Nine months ended September 30, 2014 vs. 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Sales Mix	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(1)%	—	3%	1%
Performance Products	4%	—	(1)%	1%
Advanced Materials	6%	—	5%	(12)%
Textile Effects	17%	(1)%	2%	(3)%
Pigments	(5)%	2%	—	3%
Total Company	2%	—	(1)%	2%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to higher sales volumes and improved sales mix, partially offset by lower average selling prices. MDI sales volumes increased due to improved demand in the Americas and Asian regions and across most major markets, partially offset by a decrease in PO/MTBE sales volumes primarily as a result of two manufacturing disruptions at our Port Neches, Texas facility in the second and third quarters of 2014. PO/MTBE average selling prices decreased primarily due to less favorable market conditions. MDI average selling prices increased in the Americas and European regions, partially offset by lower component pricing in China. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings, partially offset by higher MDI sales margins. During the nine months ended September 30, 2014 and 2013, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $18 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The increase in revenues in our Performance Products segment for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices and slightly higher sales volumes. Average selling prices increased in response to higher raw material costs and continued strong market conditions for amines, maleic anhydride and specialty surfactants. Sales volumes were up slightly primarily as a result of increased demand for amines and maleic anhydride, partially offset by a decline in sales volumes of surfactants, which resulted primarily from the restructuring of our European surfactants business. The increase in segment EBITDA was primarily due to the impact of our scheduled maintenance in the first quarter of 2013, estimated at $55 million, and increased margins in amines and maleic anhydride, partially offset by higher restructuring charges. During the nine months ended September 30, 2014 and 2013, our Performance Products segment recorded restructuring, impairment and plant closing costs of $27 million and $17 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to lower sales volumes, partially offset by higher average selling prices and improved sales mix. Sales volumes decreased primarily in our coatings and construction market due to our restructuring efforts, partially offset by higher demand in the wind market in the Americas and Asia Pacific regions. During the fourth quarter of 2013, we closed two of our base resins production units as we focus on higher value markets, such as aerospace, transportation and industrial and coatings construction. During the nine months ended September 30, 2014, we also experienced an unplanned production outage due to a raw materials supply disruption in the Americas. Average selling prices increased in all regions and across most markets primarily due to certain price increase initiatives and a focus on higher value markets. The increase in segment EBITDA was primarily due to higher margins, improved sales mix,lower restructuring, impairment and plant closing costs and lower selling, general and administrative costs as a result of recent restructuring efforts. During the nine months ended September 30, 2014 and 2013, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $10 million and $30 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The increase in revenues in our Textile Effects segment for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily in response to higher raw material costs and improved sales mix. Sales volumes decreased primarily due to the de-selection of lower value business. The increase in segment EBITDA was primarily due to higher margins, lower manufacturing costs and lower restructuring, impairment and plant closing and transition costs, partially offset by higher selling, general and administrative costs. During the nine months ended September 30, 2014 and 2013, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $25 million and $56 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments

        The increase in revenues in our Pigments segment for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily as a result of higher end-use demand, particularly in the European and Asia-Pacific regions. Average selling prices decreased primarily as a result of high industry inventory levels, partially offset by the strength of the euro against the U.S. dollar. The decrease in segment EBITDA was primarily due to lower margins and higher acquisition expenses and integration costs, partially offset by higher sales volumes and lower manufacturing and selling, general and administrative costs. During the nine months ended September 30, 2014 and 2013, our Pigments segment recorded acquisition expenses and integration costs of $18 million and $5 million, respectively. For more information concerning acquisition expenses and integration costs, see "Note 1. General—Recent Developments—Rockwood Acquisition" to our condensed consolidated financial statements (unaudited). During the nine months ended September 30, 2014 and 2013, our Pigments segment recorded restructuring, impairment and plant closing costs of $3 million each. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2014, EBITDA from Corporate and other for Huntsman Corporation increased by $41 million to a loss of $146 million from a loss of $187 million for the same period in 2013. For the nine months ended September 30, 2014, EBITDA from Corporate and other for Huntsman International increased by $39 million to a loss of $148 million from a loss of $187 million for the same period in 2013. The increase in EBITDA from Corporate and other resulted primarily from a $16 million increase in income from benzene sales ($8 million gain in 2014 compared to $8 million loss in 2013), a decrease in legal settlements of $5 million (nil in 2014 compared to $5 million of expense in 2013) and a decrease in loss on early extinguishment of debt of $35 million (nil in 2014 compared to $35 million loss in 2013). For more information concerning the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was partially offset by a $7 million increase in LIFO inventory valuation expense ($5 million of expense in 2014 compared to $2 million of income in 2013) and an increase in unallocated foreign currency exchange loss of $5 million ($6 million loss in 2014 compared to $1 million loss in 2013).

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

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $343 million and $388 million, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2014 compared with the same period in 2013 was primarily attributable to a $227 million unfavorable variance in operating assets and liabilities for the nine months ended September 30, 2014 as compared with the same period of 2013, offset in part by an increase in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $337 million and $388 million, respectively. During the nine months ended September 30, 2014 and 2013, we paid $351 million and $295 million, respectively, for capital expenditures. During the nine months ended September 30, 2014 and 2013, we made investments in Louisiana Pigment Company, L.P. of $25 million and $44 million, respectively, and in Nanjing Jinling Huntsman New Materials Co., Ltd of $12 and $25 million, respectively, and we received dividends from Louisiana Pigment Company, L.P.

of $38 million and $48 million, respectively. During the nine months ended September 30, 2014 and 2013, we paid nil and $66 million, respectively, for the acquisition of businesses.

        Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $62 million and $12 million, respectively. The increase in net cash provided by financing activities was primarily due to higher net borrowings during the 2014 period as compared to the 2013.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2014	December 31, 2013	Increase (Decrease)	Percent Change
Cash and cash equivalents	$582	$520	$62	12%
Restricted cash	10	9	1	11%
Accounts and notes receivable, net	1,676	1,575	101	6%
Inventories	1,788	1,741	47	3%
Prepaid expenses	91	61	30	49%
Deferred income taxes	52	53	(1)	(2)%
Other current assets	295	200	95	48%

Total current assets	4,494	4,159	335	8%

Accounts payable	1,176	1,113	63	6%
Accrued liabilities	629	726	(97)	(13)%
Deferred income taxes	43	43	—	—
Current portion of debt	274	277	(3)	(1)%

Total current liabilities	2,122	2,159	(37)	(2)%

Working capital	$2,372	$2,000	$372	19%

        Our working capital increased by $372 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $62 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable increased by $101 million mainly due to higher sales in the third quarter of 2014 compared with the fourth quarter of 2013.

  •
  Inventories increased by $47 million mainly due to higher inventory levels primarily in our Polyurethanes and Performance Products segments resulting from the timing of a MTBE shipment occurring in early October 2014, anticipated scheduled maintenance outages at certain manufacturing facilities during the first quarter of 2015 and higher raw material costs.

  •
  Prepaid expenses increased by $30 million mainly due to increases in prepaid financing costs in connection with financing the Rockwood Acquisition and prepaid insurance.

  •
  Other current assets increased by $95 million mainly due to increases in income taxes receivable and the value of cross-currency interest rate contracts.

  •
  Accounts payable increased by $63 million mainly due to higher purchases to support the higher inventory balance.

  •
  Accrued liabilities decreased by $97 million mainly due to decreases in accrued taxes other than income taxes of $25 million, income taxes payable of $15 million, accrued rebates of $19 million and accrued restructuring, impairment and plant closing costs of $8 million.

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

Senior Credit Facilities

        As of September 30, 2014, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount		Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$600	(1)	$—	(2)	$—	(2)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA		952		952		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA		339		339		USD LIBOR plus 2.75%	2017
Term Loan C	NA		50		48		USD LIBOR plus 2.25%	2016

(1)
On October 1, 2014, Huntsman International entered into the thirteenth amendment to the Credit Agreement. The amendment increased revolving commitments in an aggregate principal amount of $25 million.

(2)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendment to the Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the Credit Agreement. The amendment, among other things, permits us to incur the New Term Loan and to increase our Revolving Facility. In August 2014, we entered into the eleventh and twelfth amendments, which modified the Credit Agreement to initially fund the New Term Loan into escrow and completed the increase of our Revolving Facility of $200 million.

        On October 1, 2014, the New Term Loan was used to fund the Rockwood Acquisition. The New Term Loan matures on October 1, 2021 and will amortize in aggregate annual amounts equal to 1% of the original principal amount of the New Term Loan, payable quarterly commencing March 31, 2015. The New Term Loan bears interest at an interest rate margin of LIBOR plus 3.00% (subject to a

0.75% floor). The $1.2 billion New Term Loan will be recorded at a carrying value of $1,188 million as of October 1, 2014.

        The commitments associated with the increase of our Revolving Facility bear interest at the same rate as the existing Revolving Facility and will mature on the same date as the existing facility.

Notes

        As of September 30, 2014, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€450 carrying value ($572))
Senior Subordinated Notes	March 2020	8.625%	$350
Senior Subordinated Notes	March 2021	8.625%	$530 ($540 carrying value)

        On June 2, 2014, pursuant to an indenture entered into on December 23, 2013, Huntsman International issued €145 million (approximately $197 million) aggregate principal amount of additional 2021 Senior Notes. The additional notes are recorded at carrying value €150 million (approximately $190 million) as of September 30, 2014.

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

        The 2021 Senior Notes and 2020 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2021 Senior Notes and 2020 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        We did not redeem or repurchase any of our notes during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
March 4, 2013	5.50% Senior Notes due 2016	$200	$200	$34

Variable Interest Entity Debt

        As of September 30, 2014, Arabian Amines Company, our consolidated 50%-owned joint venture, had $163 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company is currently not in compliance with certain financial covenants under its loan commitments. We do not guarantee these loan commitments, and Arabian Amines Company is not a guarantor of any of our other debt obligations. Arabian Amines Company's noncompliance with its financial covenants does not affect any of our debt obligations. While the lenders under the loan commitments have agreed to certain modifications, we continue discussions with Arabian Amines Company's lenders and expect to resolve the noncompliance. As of September 30, 2014, the amounts outstanding under these loan commitments were classified as current in our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2014, we have a loan of $807 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2014 on our condensed consolidated balance sheets (unaudited). As of September 30, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2014, we had $1,365 million of combined cash and unused borrowing capacity, consisting of $592 million in cash and restricted cash, $583 million in availability under our Revolving Facility, and $190 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $142 million for the nine months ended September 30, 2014, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During 2014, we expect to spend approximately $550 million on capital expenditures, net of reimbursements, and including approximately $50 million for the acquired Rockwood businesses, including the Augusta, Georgia facility. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the nine months ended September 30, 2014, we made contributions to our pension and postretirement benefit plans of $113 million. During 2014, we expect to contribute an additional amount of approximately $30 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2014, we had $102 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $39 million.

  •
  During the nine months ended September 30, 2014, after extensive analysis, we filed amended U.S. tax returns for tax years 2008 thought 2012, along with our original U.S. tax return for tax year 2013, which allowed us to utilize substantially all of our U.S. foreign tax credits. As a result of utilizing these assets, we realized reductions in our cash taxes paid of $25 million for the nine months ended September 30, 2014 and expect to realize an additional $42 million reduction in future cash taxes paid.

  •
  On October 1, 2014, Huntsman completed the Rockwood Acquisition for a purchase price of $1.04 billion in cash, subject to certain purchase price adjustments. See "Note 1. Recent Developments—Rockwood Acquisition" to our condensed consolidated financial statements (unaudited). The transaction was financed by a $1.2 billion New Term Loan under our existing

    Senior Credit Facilities. See "Note 7. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements (unaudited).

  •
  On August 12, 2014, we completed an amendment to our Senior Credit Facilities to assume the increased commitments of $200 million to our existing Revolving Facility to an aggregate principal amount commitment of $600 million. See "Note 7. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements (unaudited). In addition, on October 1, 2014 we increased commitments under our Revolving Facility by $25 million to an aggregate principal amount of $625 million.

        As of September 30, 2014, we had $274 million classified as current portion of debt, including debt at our variable interest entities of $176 million, a borrowing facility and short term debt in China for Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd) totaling $38 million, our scheduled Senior Credit Facilities amortization payments totaling $14 million, our annual financing of various insurance premiums totaling $23 million, and certain other short-term facilities and scheduled amortization payments totaling $23 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of September 30, 2014, we had approximately $323 million of cash and cash equivalents, including restricted cash held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2014, we had approximately $175 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        On December 9, 2009, we entered into a five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded in other comprehensive loss. We will pay a fixed 2.6% on the hedge and receive the one-month LIBOR rate. As of September 30, 2014, the fair value of the hedge was less than $1 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On January 19, 2010, we entered into an additional five-year interest rate contract to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. The notional value of the contract is $50 million, and it has been designated as a cash flow hedge. The effective portion of the changes in the fair value of the swap was recorded as other comprehensive loss. We will pay a fixed 2.8% on the hedge and receive the one-month LIBOR rate. As of September 30, 2014, the fair value of the hedge was less than $1million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited).

        On September 1, 2011, we entered into a $50 million forward interest rate contract that will begin in December 2014 with maturity in April 2017 and a $50 million forward interest rate contract that will begin in January 2015 with maturity in April 2017. These two forward contracts are to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities once our existing interest rate hedges mature. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income. Both interest rate contracts will pay a fixed 2.5% on the hedge and receive the one-month LIBOR rate once the contracts begin in 2014 and 2015, respectively. As of September 30, 2014, the combined fair value of these two hedges was $3 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited).

        In 2009, Sasol-Huntsman entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the fixed rate contracts as of September 30, 2014 was €12 million (approximately $15 million) and the notional amount of caps as of September 30, 2014 was €22 million (approximately $28 million) and the derivative transactions do not qualify for hedge accounting. As of September 30, 2014, the fair value of the hedges was less than €1 million (less than approximately $1 million) and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2014, we recorded a reduction of interest expense of nil and €1 million (approximately nil and $1 million), respectively, due to changes in the fair value of the hedges.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of September 30, 2014 was $28 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2014, the fair value of the swap was $3 million and was recorded in current liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2014, we recorded additional (reduction of) interest expense of nil and ($1) million, respectively, due to changes in fair value of the swap. As of September 30, 2014, Arabian Amines Company was not in compliance with certain financial covenants under its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In conjunction with the issuance of our 8.625% senior subordinated notes due 2020, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of September 30, 2014, the fair value of this swap was $30 million and was recorded in current assets on our condensed consolidated balance sheets (unaudited).

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2014, we have designated approximately €575 million (approximately $731 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2014, the amount of gain recognized on the hedge of our net investment was $56 million and $62 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income (unaudited). As of September 30, 2014, we had approximately €967 million (approximately $1,229 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Star Lake Canal CERCLA site in Port Neches, TX involves a discharge point for manufacturing facilities owned by us and several other local chemical manufacturers. The EPA issued a draft Consent Decree related to cleanup at this site to us and a prior owner in September 2014. The prior owner has an indemnification obligation and has accepted defense of this matter. As of September 30, 2014, we had an accrued liability of approximately $18 million relating to this matter and a corresponding receivable of approximately $18 million relating to our indemnity protection.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August	780	26.99	—	—
September	—	—	—	—

Total	780	$26.99	—

ITEM 6.    EXHIBITS

2.1		Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on July 30, 2014)
2.2	*	Amendment No. 3 to Stock Purchase Agreement dated as of September 30, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC
10.1
Eleventh Amendment, dated as of August 12, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.2
Twelfth Amendment, dated as of August 13, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)

10.3	Thirteenth Amendment to Credit Agreement, dated as of October 1, 2014, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 7, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2014	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

2.1		Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on July 30, 2014)
2.2	*	Amendment No. 3 to Stock Purchase Agreement dated as of September 30, 2014 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC
10.1
Eleventh Amendment, dated as of August 12, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.2
Twelfth Amendment, dated as of August 13, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.3
Thirteenth Amendment to Credit Agreement, dated as of October 1, 2014, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 7, 2014)
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

*
Filed herewith. The schedules to Amendment No. 3 to Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish a supplemental copy of the schedule to the Securities and Exchange Commission upon request.