Form 10-K
period 2014-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2015-02-18
CIK 1307954, 1089748

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

           On June 30, 2014, the last business day of the registrants' most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$5,525,645,146(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)
Based on the closing price of $28.10 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

           On February 9, 2015, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	245,046,948
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of
Huntsman Corporation's fiscal year ended December 31, 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2014 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2014 ANNUAL REPORT ON FORM 10-K

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

RECENT DEVELOPMENTS

Rockwood Acquisition

        On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses (the "Rockwood Acquisition") of Rockwood Holdings, Inc. ("Rockwood"). These businesses manufacture and market titanium dioxide and performance additives products. We paid $1.04 billion in cash, subject to certain purchase price adjustments, and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. The Rockwood Acquisition was financed using a bank term loan.

        The following businesses were acquired from Rockwood:

  •
  titanium dioxide, a white pigment derived from titanium bearing ores, with strong specialty business in fibers, inks, pharmaceuticals, food and cosmetics;

  •
  functional additives made from barium and zinc-based inorganics used to make colors more brilliant, primarily in plastics, coatings, films, food, cosmetics, pharmaceuticals and paper industries;

  •
  color pigments made from synthetic iron-oxide and other (not titanium dioxide) inorganic pigments used by manufacturers of coatings and colorants;

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

        In connection with securing certain regulatory approvals required to complete the Rockwood Acquisition, we sold our TiO2 TR52 product line used in printing inks to Henan Billions Chemicals Co., Ltd. ("Henan") in December 2014. The sale did not include any manufacturing assets but does include an agreement to supply TR52 to Henan.

Pigments and Additives Restructuring

        On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. Annual cost savings are expected to exceed $130 million and are expected to be achieved by the middle of 2016. In connection with this restructuring program, we recorded restructuring expense of $57 million in the fourth quarter of 2014 related primarily to workforce reductions. We expect to record additional restructuring expense in 2015 once negotiations of employee termination benefits with European works councils are completed.

        On February 12, 2015, we announced plans to reduce our titanium dioxide capacity by approximately 100 kt by closing specific operations at our Calais, France facility, subject to consultation with employees and appropriate representative groups. Annual cost savings are expected to be approximately $35 million and are expected to be achieved by the middle of 2016. This plan is in addition to that announced on December 1, 2014.

Notes Issuance

        In November 2014, Huntsman International issued $400 million in aggregate principal amount of senior notes carrying an interest rate of 5.125% and maturing on November 15, 2022 (the "2022 Senior Notes"). We used the net proceeds of this offering to redeem all of our 8.625% senior subordinated notes due 2020 (the "2020 Senior Subordinated Notes"), including accrued interest, and for general corporate purposes.

OVERVIEW

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in more than 30 countries. As of December 31, 2014, we employed approximately 16,000 associates worldwide. Our revenues for the years ended December 31, 2014, 2013 and 2012 were $11,578 million, $11,079 million and $11,187 million, respectively.

Our Products

        We produce differentiated organic and inorganic chemical products. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments and Additives segment produces primarily inorganic chemical products.

        Growth in our differentiated products has been driven by the substitution of our products for other materials and by the level of global economic activity. Accordingly, the profitability of our differentiated products has been somewhat less influenced by the cyclicality that typically impacts the petrochemical industry. Titanium dioxide, within our Pigments and Additives segment, is cyclical and influenced by seasonal demand patterns in the coatings industry.

2014 Segment Revenues(1)	2014 Segment Adjusted EBITDA(1)

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

        The following table identifies the key products, their principal end markets and applications and representative customers of each of our business segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, CertainTeed, Electrolux, Firestone, Haier, Henkel, Johnson Controls, Louisiana Pacific, PMI, Weyerhaeuser
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
		Detergents, personal care products, agrochemicals, lubricant and fuel additives, energy, adhesives, paints and coatings, construction, marine and automotive products, composites, and PET fibers and resins	Afton, Chevron, Dow, Henkel, L'Oreal, Lubrizol, Monsanto, Procter & Gamble, Sun Products, Unilever
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
		Aerospace and industrial adhesives, composites for aerospace, automotive, oil and gas and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics and DIY adhesives	Arlon, Bodo Moeller, Boeing, BMW, Cytec, Freeman, Hexcel, Lianyungang, Omya, PPG, Ribelin, Schneider, Sherwin Williams, Siemens, Speed Fair, Toray, Viasystems
Textile Effects	Textile chemicals and dyes	Apparel, home and technical textiles	Aunde, Esquel Group, Fruit of the Loom, Guilford Mills, Hanesbrands, Nice Dyeing, Polartec, Tencate, Y.R.C., Zaber & Zubair
Pigments and Additives	Titanium dioxide, functional additives, color pigments, timber treatment and water treatment chemicals	Paints and coatings, plastics, paper, printing inks, ceramics, pharmaceuticals, food, cosmetics, wood protection and water purity	AkzoNobel, BASF, Clariant, Jotun, PolyOne, PPG

For additional information about our business segments, including related financial information, see "Note 24. Operating Segment Information" to our consolidated financial statements and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Polyurethanes

General

        We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU (each discussed in more detail below under "—Products and Markets"). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate five primary polyurethane manufacturing facilities in the U.S., Europe and China. We also operate 18 polyurethane systems houses located in close proximity to our customers worldwide (see facilities listed in "—Item 2. Properties" below), which we believe enables us to focus on customer support and service. We also operate a specialty polyol manufacturing facility focused on the insulation market and three TPU manufacturing facilities in the U.S., Europe and China.

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

        In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China. Production at our MDI finishing plant near Shanghai, China operated by HPS, a consolidated joint venture, was commissioned on June 30, 2006. Production at the MNB, aniline and crude MDI plants operated by SLIC, an unconsolidated joint venture, commenced on September 30, 2006. We intend to significantly expand the capacity of these facilities by 2017. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the significant demand growth that we believe this region will continue to experience. Additionally, in November 2012, we entered into an agreement to form a joint venture to build a world scale PO and MTBE plant in Nanjing, China. The facility is expected to be completed in the second half of 2016, and it will utilize our proprietary PO/MTBE manufacturing technology. We own a 49% interest in the joint venture.

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

        MDI experiences some seasonality in its sales reflecting its exposure to seasonal construction-related end markets such as insulation and composite wood products. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

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

        We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers' needs is critical to our long-term success. We have strategically located our polyurethane formulation facilities, commonly referred to in the chemical industry as "systems houses," close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers' requirements.

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

        The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI		Polyols	TPU	Aniline		Nitrobenzene		PO	PG	MTBE
	(millions of pounds)										(millions of gallons)
Caojing, China	330	(1)
Geismar, Louisiana	990		160		750	(2)	1,000	(2)
Houston, Texas			170
Jinshan, China				13
Osnabrück, Germany			26	59
Port Neches, Texas									525	145	260
Ringwood, Illinois				20
Rotterdam, The Netherlands	880		130
Wilton, U.K.					715		953

Total	2,200		486	92	1,465		1,953		525	145	260

(1)
Represents our 50% share of capacity from SLIC, an unconsolidated joint venture.

(2)
Represents our approximately 85% share of capacity under our consolidated Rubicon LLC manufacturing joint venture with Chemtura Corporation.

        At our Geismar, Rotterdam and Caojing facilities we utilize sophisticated proprietary technology to produce MDI. This technology contributes to our position as a low cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology and know-how developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows PO co-products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

Joint Ventures

        Rubicon Joint Venture.    Chemtura Corporation is our joint venture partner in Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 85% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's aniline, nitrobenzene and DPA facilities, Rubicon LLC also operates our wholly owned MDI, polyol and Maleic Anhydride facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

        Chinese MDI Joint Ventures.    We are involved in two related joint ventures which operate MDI production facilities near Shanghai, China. SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies, produces MNB, aniline and crude MDI. We effectively own 35% of SLIC and account for our investment under the equity method. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is a consolidated affiliate. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. The total production capacity of the SLIC facilities is 660 million pounds per year of MDI and the splitting capacity of the HPS facility is 350 million pounds per year of MDI.

        Chinese PO/MTBE Joint Venture.    On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. Our total equity investment is anticipated to be approximately $90 million, net of license fees from the joint venture. The timing of equity contributions and license fee payments depends on various factors, but the majority are expected to be made over the course of the construction period of the plant (expected to be completed in the second half of 2016). At the end of 2014, cumulative capital contributions were approximately $85 million, net of license fees from the joint venture.

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

        In our specialty SBUs (energy, materials, additives, processing chemicals and agrochemicals) we are a leading global producer of amines, carbonates, maleic anhydride and specialty surfactants. Growth in demand in our specialty markets tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand, technology substitution and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 7% in the last 10 years due to strong demand in a number of industrial applications, such as epoxy curing agents, oil drilling, agrochemicals, fuel additives and civil construction materials. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of other Performance Products businesses and other segments.

        In our intermediate SBUs we consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB, and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We operate 17

Performance Products manufacturing facilities in North America; Europe, Africa and the Middle East ("EAME"); and Asia and Australia.

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

        We have the capacity to produce approximately 2.2 billion pounds of surfactant products annually at our eight facilities located in North America, Europe, India and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. We are a leading European producer of components for powder and liquid laundry detergents and other cleaners. In addition, we manufacture and market a diversified range of mild surfactants and specialty formulations for use in personal care applications. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products for use in various industrial applications such as leather and textile treatment, foundry and construction, agrochemicals, fuels and lubricants, and polymers and coatings. Our key surfactants customers include The Sun Products Corporation, L'Oreal, Monsanto, Nufarm, Clorox, Henkel, Colgate, Procter & Gamble and Unilever.

        We are North America's largest producer of LAB, with alkylation capacity of 400 million pounds per year at our plant in Chocolate Bayou, Texas. LAB is a surfactant intermediate which is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher-molecular-weight alkylate which is used as an additive to lubricants. Our key customers for LAB and specialty alkylates include Colgate, Lubrizol, Procter & Gamble, and Unilever.

        We believe we are the largest global producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We have the capacity to produce approximately 572 million pounds annually at our facilities located in Pensacola, Florida; Geismar, Louisiana; and Moers, Germany. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include, AOC, Ashland, Bartek, CCP Composites, Cranston, Dixie, Gulf Chemical, Lubrizol, Meadwestvaco, MFG Chemical, Reichhold and Tate & Lyle.

        We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Port Neches, Texas and Botany, Australia.

        We are currently expanding EO capacity at our Port Neches, Texas facility. The additional annual capacity of 265 million pounds is expected to come onstream during the fourth quarter of 2015. All of the additional EO will be used internally to leverage exisiting capacity for EO derivatives.

        During 2013, our Performance Products segment implemented a restructuring program to refocus our surfactants business in Europe designed to improve earnings by approximately $20 million. In connection with this restructuring, in June 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France, to Wilmar Europe Holdings B.V. and the cessation of commodity surfactants production at the Patrica, Italy facility during the fourth quarter of 2014. In connection with this program, we recorded charges of $13 million during 2013 primarily related to workforce reductions.

Products and Markets

        Specialties.    Our specialty SBUs are organized around the following end markets: energy, materials, additives, processing chemicals and agrochemicals. The following table shows the end-market applications specialty products:

Product Group	Applications
Polyetheramines	polyurethane foams and insulation, construction and flooring, paints and coatings, lubricant and fuel additives, adhesives, epoxy composites, agrochemicals, oilfield chemicals, printing inks, pigment dispersion
Ethyleneamines	lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents, fungicides
Ethanolamines	wood preservatives, herbicides, construction products, gas treatment, metalworking
Specialty Amines	liquid soaps, personal care, lubricant and fuel additives, polyurethane foams, fabric softeners, paints and coatings, refinery processing, water treating
Morpholine/DGA® Agent	hydrocarbon processing, construction chemicals, synthetic rubber, water treating, electronics applications, gas treatment, agriculture
Maleic Anhydride	boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper, and food additives
Maleic Anhydride Catalyst and Technology Licensing	maleic anhydride, BDO and its derivatives, and PBT manufacturers
Specialty Surfactants	agricultural herbicides, construction, paper de-inking, lubricants
Specialty Alkylates	lubricant additive

        Amines.    Amines broadly refers to the family of intermediate chemicals that are produced by reacting ammonia with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive agent, emulsifier, dispersant, detergent, solvent or corrosion inhibitor. Growth in demand for amines is highly correlated with GDP growth due to its strong links to general industrial and consumer products markets. However, certain segments of the amines market, such as polyetheramines, have grown at rates well in excess of GDP growth due to new product development, technical innovation, and substitution and replacement of competing products. For example, polyetheramines are used by customers who demand increasingly sophisticated performance characteristics as an additive in the manufacture of highly customized epoxy formulations, enabling customers to penetrate new markets and substitute for traditional curing materials. Ethanolamines are a range of chemicals produced by the reaction of EO with ammonia. They are used in the production of a variety of industrial, agricultural and consumer products. There are a limited number of competitors due to the technical and cost barriers to entry. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end-use application, pricing does not generally fluctuate directly with movements in underlying raw materials.

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

        Maleic Anhydride and Licensing.    Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 48% of North American maleic anhydride demand. Total North American demand for maleic anhydride in 2014 was approximately 658 million pounds. Total European demand for maleic anhydride in 2014 was approximately 604 million pounds. Generally, changes in price have resulted from changes in industry capacity utilization as opposed to changes in underlying raw material costs. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

        Our maleic anhydride technology is a proprietary fixed bed process with solvent recovery and is characterized by low butane consumption and an energy-efficient, high-percentage solvent recovery system. This process competes against two other processes, the fluid bed process and the fixed bed process with water recovery. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which include PO, butadiene and acetylene as feedstocks. As a result, the growth in demand for BDO has resulted in increased demand for our maleic anhydride technology and catalyst.

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

        Three major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel and The Sun Products Corporation. We believe that over half of the LAB global capacity lies in the hands of six to seven producers, with two to three major producers in each of the three regional markets. Growth in demand for specialty alkylates for use in lubricants is expected to be higher than GDP. We have developed a unique manufacturing capability for a high molecular weight alkylate for this market. With a significant technical barrier to entry, our specialty alkylate capability has allowed us greater diversity in our portfolio and strengthened our competitive position versus LAB-only producers.

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

        We also provide extensive pre- and post-sales technical service support to our customers where our technical service professionals work closely with our research and development functions to tailor our product offerings to meet our customers unique and changing requirements. Finally, these technical service professionals interact closely with our market managers and business leadership teams to help guide future offerings and market approach strategies. In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end-use customers who cannot be served cost effectively by our direct sales forces.

Manufacturing and Operations

        Our Performance Products segment has the capacity to produce more than seven billion pounds annually of a wide variety of products and formulations at 17 manufacturing locations in North America, EAME, Asia and Australia. These production capacities are as follows:

	Current capacity
Product Area	North America	EAME		APAC(1)	Total
	(millions of pounds)
Amines	663	216	(2)	65	944
Carbonates	52				52
Surfactants	613	1,240	(4)	149	2,002
Maleic anhydride	340	232	(3)		572
EG	890			55	945
EO	1,000			100	1,100
Ethanolamines	400				400
LAB	400				400
Ethylene	460				460
Propylene	300				300

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

(4)
Reflects the sale of the ethoxylation facility in Lavera, France in June 2014 and the cessation of production at the Patrica, Italy commodity surfactants facility in the fourth quarter of 2014.

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

Raw Materials

        We have the capacity to produce 460 million pounds of ethylene and 300 million pounds of propylene, depending on feedstocks, at our Port Neches, Texas facility. All of the ethylene is used to produce EO and all of the propylene is used to produce PO at our Port Neches, Texas facility (primarily for our Polyurethanes segment). We have the capacity to use approximately 900 million pounds of ethylene each year in the production of EO and ethyleneamines. Accordingly, we purchase or toll the remainder of our ethylene requirements from third parties. We consume all of our EO in the manufacture of our EG, surfactants, carbonates and amines products. We also use internally produced PO and DEG in the manufacture of these products.

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

Competition

        In our specialty markets, there are few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, Tosoh and AkzoNobel. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price. In our maleic anhydride market, we compete primarily on the basis of price, customer service, technical support and logistics management. Our competitors include Lanxess, Flint Hills Resources, Bartek, Polynt and Ashland. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design, Ineos, BASF and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

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

        We operate synthesis, formulating and production facilities in North America, Europe, Asia, South America and Africa. We sell to more than 2,500 customers in the following end markets: civil engineering, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, LNG transport, electrical power transmission and distribution, printed circuit boards, consumer and industrial electronics, wind power generation, automotive, recreational sports equipment and medical appliances.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and improve its long-term global competitiveness. This program is anticipated to deliver approximately $70 million in annualized savings for this segment. In connection with this program, we recorded charges of $10 million during 2014 related primarily to workforce reductions. Through December 31, 2014, we have achieved approximately $71 million in earnings improvement as a result of this restructuring program.

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

        Base resins and specialty components are also used for composite applications. A structural composite is made by combining two or more different materials, such as fibers, resins and other specialty additives, to create a product with enhanced structural properties. Specifically, structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. Our product range comprises basic and advanced epoxy resins, curing agents and other advanced chemicals, additives and formulated polymer systems. The four key target markets for our structural composites are aerospace, power generation (windmill blades) and distribution (composite reinforced cable), general industrial and automotive applications, and recreational products (mainly sports equipment such as skis). Structural composites continue to substitute for traditional materials, such as metals and wood, in a wide variety of applications due to their light weight, strength and durability.

        Formulated Systems.    The structural adhesives market requires high-strength "engineering" adhesives for use in the manufacture and repair of items to bond various engineering substrates. Our business focus is on engineering adhesives based on epoxy, polyurethane, acrylic and other technologies which are used to bond materials, such as steel, aluminum, engineering plastics and composites in substitution of traditional joining techniques. Our ARALDITE® brand name has considerable value in the industrial and consumer adhesives markets. In many countries, ARALDITE® branded products are known for their high-performance adhesive capabilities, and we generally believe that this is the value-

added segment of the market where recognition of our long-standing ARALDITE® brand is a key competitive advantage. Packaging is a key characteristic of our adhesives products. Our range of adhesives is sold in a variety of packs and sizes, targeted to three specific end markets and sold through targeted routes to market:

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

        Products for the heavy electrical equipment market segment are used in power plant components, devices for power grids and insulating parts and components. In addition, there are numerous devices, such as motors and magnetic coils used in trains and medical equipment, which are manufactured using epoxy and related technologies. Products for the light electrical equipment market segment are used in applications such as industrial automation and control, consumer electronics, automotive electronics and electrical components. The end customers in the electrical insulating materials market encompass the relevant original equipment manufacturer as well as numerous manufacturers of components used in the final products. We also develop, manufacture and market materials used in the production of printed circuit boards. Our products are ultimately used in industries ranging from telecommunications and personal computer mother board manufacture to automotive electronic systems manufacture. Soldermasks are our most important product line in printed circuit board technologies. Sales are made mainly under our PROBIMER® trademark, a widely recognized brand name in this particular market.

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

Location	Description of Facility
Bad Saeckingen, Germany	Formulating Facility
Bergkamen, Germany	Synthesis Facility
Duxford, U.K.	Formulating Facility
East Lansing, Michigan.	Formulating Facility
Istanbul, Turkey(1)	Formulating Facility
Los Angeles, California.	Formulating Facility
McIntosh, Alabama.	Resins and Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Nanjing, China(1)	Formulating Facility
Pamplona, Spain(2)	Synthesis Facility
Panyu, China(1)(3)	Formulation and Synthesis Facility
Sadat City, Egypt	Formulating Facility
Taboão da Serra, Brazil	Formulating Facility

(1)
Leased land and/or building.

(2)
The base liquid resins facility in Pamplona, Spain has ceased operations effective October 22, 2013.

(3)
95%-owned and consolidated manufacturing joint venture with Guangzhou Sheng'an Package Company Limited.

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

        Additionally, we produce large volumes of some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. Approximately 65% of the BLR we produce is consumed internally in our downstream products. The balance of our BLR is sold in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a large proportion of our principal raw material gives us a competitive advantage over other epoxy-based polymer systems formulators, most of whom must buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

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

        Competition in our basic liquid and solid epoxy resins group is primarily driven by price, and is increasingly more global with industry consolidation in the North American and European markets and the emergence of new competitors in Asia. Our major competitors include Dow, Hexion, BASF, Kukdo and NanYa.

        Competition in our specialty components and structural composites product group is primarily driven by product performance, applications expertise and customer certification. Our competitive strengths include our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Major competitors include Air Products, Arizona Chemical, Hexion, BASF, Cray Valley, Evonics, DIC, Dow, Mitsui, Sumitomo and NanYa.

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

Formulation Product Group	Competition
Adhesives applications	Henkel/Loctite, ITW, National Starch, Sika, 3M, Pidilite
Electrical insulating materials	Altana, Hexion, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex, Toshiba Chemical
Printed circuit board materials	Coates, Goo, Peters, Taiyo Ink, Tamura
Tooling and modeling solution.	Axson, DSM, Sika

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

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness and designed to reduce annualized costs by approximately $75 million. In connection with this program, during 2014, our Textile Effects segment recorded charges of $19 million, including a $9 million noncash charge for a pension settlement loss. Through December 2014, we have achieved $88 million of cost savings from this restructuring program. In June 2014, we announced plans for the closure of our Qingdao, China plant to be completed by December 2015. During 2014, we recorded charges of $6 million primarily related to workforce reductions related to this initiative.

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

        Technical textiles include automotive textiles, carpet, military fabrics, mattress ticking and nonwoven and other technical fabrics. Though the product groups may differ in their end uses, the articles must provide a high-level of functionality and performance in their respective markets. High-lightfast dyes and UV absorbers are used in automotive interiors and outdoor furnishings to provide colors that don't fade when exposed to sunlight and heat. Powerful stain repellent and release technology imparts durable protection for upholstery, military and medical fabrics, without affecting the color, breathability or feel of the fabric. Specialized dyes and prints create unique camouflage patterns for military uniforms, backpacks and tarps that will not fade through wash and wear or during exposure to the elements.

Sales and Marketing

        For our textile effects products, we focus on providing effect competence and process competence to our customers. Effect competence—delivering value-added effects to our customer's products—enables us to capitalize on new and innovative technologies and to assist our customers in their efforts to differentiate themselves from competitors. Process competence—applying know-how and expertise to improve customers' processes—allows us to utilize our technical service to reduce cost, enhance efficiency and offer recommendations to improve the ecological and environmental footprint in the wet processing of textiles.

Manufacturing and Operations

        We are a global business serving customers in three principal geographic regions: EAME, the Americas and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Atotonilquillo, Mexico	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Dyes Synthesis and Formulations Facility
Basel, Switzerland(1)	Technology Center
Bogota, Colombia(1)	Chemicals Formulations Facility
Charlotte, North Carolina(1)	Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Dyes and Chemicals Formulations Facility
Hangzhou, China(1)	Chemicals Formulations Facility
Istanbul, Turkey(1)	Chemicals Formulations Facility
Karachi, Pakistan(1)	Chemicals Formulations Facility
Langweid am Leich, Germany(1)	Chemicals Synthesis and Textile Dyes and Chemicals Formulation Facility
Panyu, China(1)(2)	Chemicals Synthesis and Formulation Facility
Qingdao, China	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Taboão da Serra, Brazil(1)	Chemicals Formulations Facility

(1)
Leased land and/or building.

(2)
95%-owned and consolidated manufacturing joint venture with Guangzhou Sheng'an Package Company Limited.

Raw Materials

        The manufacture of textile effects products requires a wide selection of raw materials (approximately 1,000 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 6% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased.

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

Pigments and Additives

General

        We are a diversified global supplier of pigments and additives. Our pigments and additives improve performance and add color to thousands of everyday items including paints, inks, plastics, concrete, cosmetics, pharmaceuticals and food. We offer a wide range of products across the color spectrum. Our broad product range, coupled with our ability to develop and supply specialized products into technically exacting end-use applications, has positioned us as a leader in the markets we serve.

        We operate 34 manufacturing facilities. Our ten titanium dioxide manufacturing facilities are predominately located in Europe and our 18 color pigments manufacturing and processing facilities are predominately located in the United States. We also operate six facilities producing water treatment, timber treatment chemicals and functional additives.

        On October 1, 2014, we completed the Rockwood Acquisition and paid $1.04 billion in cash, subject to certain purchase price adjustments, and assumed certain unfunded pension liabilities. For more information, see "Part I. Item 1. Business—Recent Developments—Rockwood Acquisition." The majority of the acquired businesses have been integrated into our Pigments and Additives segment.

        In connection with securing certain regulatory approvals required to complete the Rockwood Acquisition, we sold our TiO2 TR52 product line used in printing inks to Henan in December 2014. The sale did not include any manufacturing assets but does include an agreement to supply TR52 product to Henan during a transitional period.

        On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. Annual cost savings are expected to exceed $130 million and are expected to be achieved by the middle of 2016. In connection with this restructuring program, we recorded restructuring expense of $57 million in the fourth quarter of 2014 related primarily to workforce reductions. We expect to record additional restructuring expense in 2015 once negotiations of employee termination benefits with European works councils are completed.

        On February 12, 2015, we announced plans to reduce our titanium dioxide capacity by approximately 100 kt by closing specific operations at our Calais, France facility, subject to consultation with employees and appropriate representative groups. Annual cost savings are expected to be approximately $35 million and are expected to be achieved by the middle of 2016. This plan is in addition to that announced on December 1, 2014.

Products and Markets

        Titanium Dioxide.    We are a global leader in the manufacture and marketing of specialty and standard grade titanium dioxide. Titanium Dioxide is derived from titanium bearing ores and is a white inert pigment that provides whiteness, opacity and brightness to thousands of everyday items including paints, plastics, paper, inks, fibers, food and personal care products.

        We own a portfolio of brands including TIOXIDE® and Hombitan ranges, such as DELTIO, ALTIRIS, SIKOVIT, GRANUFIN, SOLAROX and SOLAPLEX, which are produced in our ten manufacturing facilities around the globe. We service over 2,500 customers in most major industries and geographic regions. Our global manufacturing footprint allows us to service the needs of both local and global customers, including Ampacet, A. Schulman, AkzoNobel, BASF, Clariant, Jotun, PolyOne, PPG and Sun Chemical.

        Global titanium dioxide demand growth rates tend to closely track GDP growth rates; however, this varies by region. Developed markets such as the U.S. and Western Europe exhibit higher absolute consumption but lower demand growth rates, while emerging markets such as Asia exhibit much higher demand growth rates. The titanium dioxide industry experiences some seasonality in its sales reflecting the high exposure to seasonal coatings end-use markets. Coating sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        There are two manufacturing processes for the production of titanium dioxide, the sulfate process and the chloride process. We currently believe that the chloride process accounts for approximately 45% of global production capacity. Most end-use applications can use pigments produced by either process, although there are markets that prefer pigment from a specific manufacturing route—for example, the inks market prefers sulfate and the automotive coatings market prefers chloride. Regional markets typically favor products that are available locally. The sulfate process produces titanium dioxide in both the rutile and anatase forms, the latter being used in certain high-value specialty applications.

        Our Company is one of the five major producers of titanium dioxide in the world. Beyond these producers, the titanium dioxide industry currently has a large number of small regional or local producers, particularly in China. Titanium dioxide supply has historically kept pace with increases in demand as producers increased capacity through low cost incremental debottlenecks, efficiency improvements and, more recently, new capacity additions in China. During periods of low titanium dioxide demand, the industry experiences high stock levels and consequently reduces production to manage working capital. Pricing in the industry is driven primarily by supply/demand balance. Based upon current price levels and the long lead times for planning, governmental approvals and construction, we expect supply additions within the industry for the near term to be in line with historical demand growth.

        We have an established broad customer base and have successfully differentiated ourselves by establishing ourselves as a market leader in a variety of niche market segments where the innovation and specialization of our products is rewarded with higher margins, higher growth prospects and strong customer relationships. We were the first to introduce a zirconia-coated titanium dioxide pigment to improve the durability of coatings and TIOXIDE® TR92 pigment was the first product to offer our customers flexibility across systems and applications. Our experience in powder flow technology has been applied to develop DELTIO® free-flow titanium dioxide pigments, offering our customers a number of benefits over conventional powdered pigments, including high throughput, accurate metering, and less waste.

Product Type	Rutile TiO2	Anatase TiO2	Nano TiO2
Characteristics	Most common crystal form of TiO2. Harder and more durable crystal form	Softer, less abrasive pigment, preferred for some specialty applications	Ultra fine TiO2 and other TiO2 Specialties
Applications	Coatings, printing inks, PVC window frames, masterbatches	Cosmetics, pharmaceuticals, food, polyester fibers, polyamide fibers	Catalysts, Cosmetics, CICP (not an application)

        Functional Additives.    We are the leading global manufacturer of zinc and barium speciality additives. Functional additives are made from barium and zinc based inorganics and are used to make colors more brilliant, coatings shine, plastic more stable and help protect from light degradation. The dynamics of functional additives are closely aligned with titanium dioxide given the overlap in applications served including coatings, films, food, cosmetics, pharmaceuticals and paper. We are the only global producer of zinc sulfide and the largest global supplier of synthetic barium sulfate.

Product Type	Barium and Zinc Additives
Characteristics	Specialty pigments and fillers based on barium and zinc based chemistry
Applications	Coatings, films, food, cosmetics, pharmaceuticals, paper and glass fiber reinforced plastics

        Color Pigments.    We are a global leader in the manufacture and processing of liquid, powder and granulated forms of iron oxide color pigments, natural and synthetic inorganic pigments and automated pigment handling systems. These products are used by manufacturers of coatings, colorants, concrete products, plastics, rubber, paper, vinyl, cosmetics, pet food, ink, toner and other industrial uses.

        We market a wide range of yellow, red, orange, black, manganese violet and blended shades. We are also one of the leading suppliers of technical grade ultramarine blue pigments. Our color pigments deliver benefits such as corrosion protection, flame suppression and catalysis. Our color pigment products can be split into the following categories: iron oxides, ultramarines, specialty inorganics and driers.

        Our construction customers value our broad product range and benefit from our custom blending, color matching and color dosing systems. Our coatings customers benefit from a consistent and quality product.

Product Type	Color Pigments	Iron Oxides	Ultramarines	Speciality Inorganics	Driers
Characteristics	Specialty pigments and fillers based on barium and zinc based chemistry	Powdered, granulated or in liquid form are synthesized using a range of feedstocks	Range of ultramarine blue and violet and also manganese violet pigments	Complex inorganic pigments and cadmium pigments	A range of metal carboxylates and driers
Applications	Coatings, films, food, cosmetics, pharmaceuticals, paper and glass fiber reinforced plastics	Coatings, construction, plastics, cosmetics, pharmaceuticals, fibers, inks, catalyst and laminates	Predominantly used in plastics, coatings and cosmetics	Various	Predominantly coatings

        Iron oxide pigment's cost effectiveness, weather resistance, chemical and thermal stability and coloring strength make it an ideal colorant for construction materials, such as concrete, brick and roof tile, for coatings such as paints and plastics. We are one of two large color pigments producers which represent approximately 40% of the global market for iron oxide pigments. The remaining market share consists primarily of Chinese competitors.

        Made from clay, our ultramarine blue pigments are non-toxic, weather resistant and thermally stable. Ultramarine blue is used world-wide for food contact applications. Our synthetic ultramarines are permitted for unrestricted use in certain cosmetics applications. Ultramarine blue is used extensively in plastics and the paint industry. We focus on supplying our customers with technical grade ultramarine blues and violets to high specification markets such as the cosmetics industry.

        We are constructing a new advanced technology production facility in Augusta, Georgia for the synthesis of iron oxide pigments. We are the first iron oxide pigments producer to invest in U.S. based capacity in more than 35 years. The new Augusta facility will enable significant plant consolidation, cost savings opportunities and favorable raw material sourcing while reinforcing our color pigments offering of quality pigment, service and shortened lead time on delivery. We expect the Augusta facility to be complete by mid-2015.

        Copper, iron and alkali are raw materials for the manufacture of iron oxide pigments. They are used to produce colored pigment particles which are further processed into a finished pigment in powder, liquid, granule or blended powder form.

        Timber Treatment Chemicals.    We manufacture timber treatment wood protection chemicals used primarily in residential and commercial applications to prolong the service life of wood through protection from decay and fungal or insect attack.

        We manufacture our timber treatment chemicals in the U.S. and market our products primarily in North America through Viance, LLC ("Viance"), our 50%-owned joint venture with Dow Chemical formed in 2007. Our residential construction products such as ACQ, Ecolife™ and Copper Azole are sold for use in decking, fencing and other residential outdoor wood structures. Our industrial construction products such as Chromated Copper Arsenate (CCA) are sold for use in telephone poles and salt water piers and pilings.

        Water Treatment Chemicals.    We manufacture water treatment chemicals in Germany used to improve water purity in industrial, commercial and municipal applications. We are one of Europe's largest suppliers of polyaluminium chloride (PAC) based flocculants with approximately 140kt of production capacity. Main markets are municipal and industrial waste water treatment and the paper industry.

Sales and Marketing

        Approximately 85% of our titanium dioxide sales are made through our global sales and technical services network, enabling us to work closely with our customers. Our focused sales effort and local manufacturing presence have allowed us to achieve leading market positions in a number of the countries where we manufacture our products.

        We sell iron oxides primarily through our global sales force whereas our ultramarine sales are predominantly through specialty distributors. We sell the majority of our timber treatment products directly to end customers via Viance.

        Our focus is on marketing products and services to higher growth and higher value applications. For example, we believe that our Pigments and Additives segment is well-positioned to benefit from growth sectors where customers' needs are complex resulting in fewer companies that have the capability to support them. We maximize reach through specialty distributors in selected markets.

        Much of our research and development is focused on solutions that address significant emerging trends in the market.

Manufacturing and Operations

        Our Pigments and Additives segment has 34 manufacturing facilities operating in ten countries with a total capacity of approximately 1.5 million metric tons per year.

	Annual Capacity (metric tons)
Product Area	EAME	North America	APAC	Total
Titanium dioxide.	867,000	75,000	60,000	1,002,000
Functional additives	100,000			100,000
Color pigments	106,000	54,000	20,000	180,000
Timber treatment		140,000		140,000
Water treatment	140,000			140,000

        Production capacities of our ten titanium dioxide and functional additives manufacturing facilities are listed below. Approximately 87% of our titanium dioxide capacity is located in Western Europe.

	Annual Capacity (metric tons)
Site	EAME	North America	APAC	Process
Greatham, U.K.	150,000			Chloride Ti02
Pori, Finland	130,000			Sulfate Ti02
Uerdingen, Germany	107,000			Sulfate Ti02
Duisburg, Germany	100,000			Sulfate Ti02
	100,000			Functional Additives
Calais, France	95,000			Sulfate
Huelva, Spain	80,000			Sulfate
Scarlino, Italy	80,000			Sulfate
Umbogintwini, South Africa	25,000			Sulfate
Lake Charles, Louisiana(1)		75,000		Chloride
Teluk Kalung, Malaysia			60,000	Sulfate

Total	867,000	75,000	60,000

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

        Viance is our 50%-owned joint venture with Dow Chemical. Viance markets our timber treatment products. Our joint venture interest in Viance was acquired as part of the Rockwood Acquisition on October 1, 2014. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility, and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance's behalf. As a result, we concluded that we are the primary beneficiary and began consolidating Viance upon the Rockwood Acquisition on October 1, 2014.

Raw Materials

        The primary raw materials used in our Pigments and Additives segment are titanium-bearing ores and iron oxide particles.

	Titanium Dioxide	Functional Additives	Color Pigments	Timber Treatment	Water Chemicals
Primary raw materials	Titanium bearing ore, sulfuric acid	Barium and zinc based inorganics	Iron oxide particles, scrap iron, copperas	DCOIT, copper, monoethanolamine	Aluminum oxide

        In recent years, we have purchased the majority of our ores under supply contracts from a range of ore suppliers. The majority of our titanium-bearing ores is sourced from India, Africa, Canada and Norway. Ore accounts for approximately 45% of titanium dioxide variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 30% of variable manufacturing costs.

        The world market for titanium-bearing ores has an increasing number of small to medium sized suppliers alongside the three largest suppliers (Rio Tinto, Kenmare and Iluka) who account for approximately 40% of global supply between them and from whom we purchase approximately 60% of our needs. As a result of the increasing number of emerging suppliers in recent years, we have broadened our supply base by purchasing ores from these suppliers. The majority of the titanium-bearing ores market is now transacted on short-term contracts, or longer-term volume-contracts with market-based pricing re-negotiated several times per annum. This form of market-based ore contracts has introduced more flexibility and responsiveness, both in terms of pricing and quantity obligations.

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

        Co-products from both processes require treatment prior to disposal in order to comply with environmental regulations. In order to reduce our disposal costs and to increase our cost competitiveness, we have developed and marketed the co-products of our Pigments and Additives segment. We sell over 60% of the co-products generated by our business.

        We source our raw material for the majority of our Color Pigments business from China, the U.S., France and Italy. Key raw materials are iron powder and metal scrap that are sourced from various mid-size and smaller producers primarily on a spot contract basis.

Competition

        The global markets in which our Pigments and Additives segment operates are highly competitive and vary according to product.

        Competition within the standard grade titanium dioxide market is based on price, product quality and service. The major global producers against whom we compete are DuPont, Tronox, Kronos and Cristal, each of which has a global presence and the ability to service all global markets. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, the sulfate based titanium dioxide technology used by our Pigments and Additives segment is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing.

        Competition within the functional additives market is primarily based on application know-how, brand recognition, product quality and, to a certain extent, price. Key competitors for barium-based additives include Solvay S.A., Gruppo Chimico Dalton S.p.A., Sakai Chemical Industry Co., Ltd. and Chinese barium producers. Key competitors for zinc-based additives include Chinese lithopone producers.

        Competition within the specialty titanium dioxide market and the color pigments market is based on customer service, product attributes, such as product form and quality, and price. Product quality is particularly critical in the technically demanding applications in which we focus as inconsistent product quality adversely impacts consistency in the end-product. Our primary competitors within specialty titanium dioxide include Huierxin, Fuj Titanium Industry, Kronos and Precheza. Our primary competitors within color pigments include Lanxess AG, Cathay Pigments Group, Interstar Materials Inc. and Shanghai Yipin Pigments Co., Ltd.

        Competition within the timber treatment market is based on price, customer support services, innovative technology and product range. Our primary competitors are Lonza Group and Osmose Inc.

        Competition within the water treatment market is based on proximity to customers and price. Our primary competitors are Kemira and Feralco.

RESEARCH AND DEVELOPMENT

        For the years ended December 31, 2014, 2013 and 2012, we spent $158 million, $140 million and $152 million, respectively, on research and development.

        We support our business with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas; Everberg, Belgium; and Shanghai, China. Other regional development/technical service centers are located in Wynyard, England and Duisburg, Germany (pigments); Auburn Hills, Michigan (polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Melbourne, Australia (surfactants); Port Neches, Texas (process engineering support); Basel, Switzerland and Panyu, China (advanced materials and textile effects); and Mumbai, India (textile effects).

INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 440 unexpired U.S. patents, approximately 185 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 4,380 foreign issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

        We have associated brand names with a number of our products, and we have approximately 180 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,750 foreign trademark registrations and applications for registration. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

        As of December 31, 2014, we employed approximately 16,000 people in our operations around the world. Approximately 3,000 of these employees are located in the U.S., while approximately 13,000 are located in other countries. We believe our relations with our employees are good.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2014, 2013 and 2012, our capital expenditures for EHS matters totaled $125 million, $92 million, and $105 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Another of these sites, the Star Lake Canal site in Port Neches, TX, involves a discharge point for manufacturing facilities owned by us and several other local chemical manufacturers. The U.S. Environmental Protection Agency (the "EPA") issued a draft Consent Decree related to cleanup at this site to us and a prior owner in September 2014. The prior owner has an indemnification obligation and has accepted defense of this matter. As of December 31, 2014, we had an accrued liability of approximately $18 million relating to this matter and a corresponding receivable of approximately $18 million relating to our indemnity protection.

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

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of December 31, 2014, we had an accrued liability of approximately $19 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $60 million and $27 million for environmental liabilities as of December 31, 2014 and 2013, respectively. Of these amounts, $7 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2014 and 2013, respectively, and $53 million and $22 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2014 and 2013, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

        On October 1, 2014, the Company completed the Rockwood Acquisition. The properties involved in the transaction are located primarily in China, Finland, Germany, Italy, the United Kingdom and the U.S., and include both owned and leased sites. The existence of soil and groundwater contamination from historical industrial operations is known to exist at some of these new properties. As of December 31, 2014, these newly acquired businesses had accrued $17 million for environmental liabilities (including remediations, investigations, groundwater monitoring, and reclamation obligations associated with landfill operations). Of this amount, $3 million was classified as accrued liabilities and $14 million was classified as other noncurrent liabilities. In certain cases, these remediation liabilities may be payable over periods of up to 30 years. The Company is currently evaluating these new reserve amounts in relation to similar reserves recorded by the Company in the past, as well as within the context of the terms of the acquisition agreements. Pursuant to the agreements related to the Rockwood Acquisition, Rockwood has agreed to indemnify us for certain environmental matters.

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

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $5 million, $4 million and $8 million in 2014, 2013 and 2012, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

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

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and conducted field trials on an alternate flare monitoring method beginning in September 2014. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

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

        Our financial results are substantially dependent on overall economic conditions in the U.S., Europe and Asia. Declining economic conditions in all or any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. For example, our operations in Europe have been impacted by the uncertain European economy, which continues to adversely affect demand for some of our products. Additionally, the weakening of currencies in some emerging countries increases the risk of financial contagion in emerging markets globally.

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

Planned disruptions in production at our manufacturing facilities and unplanned disruptions, such as natural disasters, may have a material adverse impact on our business, results of operations and/or financial condition.

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

        While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters or from events that might increase in frequency or intensity due to climate change. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In areas prone to frequent natural or other disasters, insurance may become increasingly expensive or not available at all. Furthermore, some potential climate-driven losses, particularly inundation due to sea-level rise, may pose long-term risks to our physical facilities such that operations cannot be restored in their current locations.

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

        Other risks of international operations include trade barriers, tariffs, exchange controls, national and regional labor strikes, social and political risks, general economic risks and required compliance with a variety of U.S. and foreign laws, including tax laws, the Foreign Corrupt Practices Act (and foreign equivalents), export controls and regulations administered by the Office of Foreign Assets Control. In addition, although we maintain an anti-corruption compliance program throughout our Company, violations of our compliance program may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against us or our employees, and may have a material adverse effect on our business. Furthermore, in foreign jurisdictions where legal processes may vary from country to country, we may experience difficulty in enforcing agreements. In jurisdictions where bankruptcy laws and practices vary, we may experience difficulty collecting foreign receivables through foreign legal systems. The occurrence of these risks, among others, could disrupt the businesses of our international subsidiaries, which could significantly affect their ability to make distributions to us.

        We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. ("GAAP" or "U.S. GAAP") have required us to place valuation allowances against our net operating losses and other deferred tax assets in a significant number of tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of current valuation allowances and, potentially, the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations.

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

  •
  increased operating costs;

  •
  use of limited investment and other baskets under our debt covenants; and

  •
  difficulties due to lack of or limited prior experience in any new markets we may enter.

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

        We have completed a number of acquisitions and we will continue to acquire additional businesses and enter into joint ventures as part of our business strategy. For example, in October 2014, we completed the Rockwood Acquisition. Growth through acquisitions and joint ventures involves risks, including:

  •
  inability to efficiently operate new businesses or to integrate acquired businesses and products;

  •
  inability to accurately predict delays in realizing the costs and benefits of acquisitions, partnerships, or joint ventures;

  •
  unexpected losses of customers or suppliers of an acquired or existing business;

  •
  difficulties in retaining key employees of acquired businesses;

  •
  difficulties in realizing projected synergies; and

  •
  exposure to unanticipated liabilities, including unexpected environmental exposures, product liability or illegal activities conducted by an acquired company or a joint venture partner.

        Our inability to address these risks, including with respect to the Rockwood Acquisition, could cause us to fail to realize the anticipated benefits of such acquisitions or joint ventures and could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to execute our cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

        From time to time, we undertake actions to restructure our business segments to improve our earnings profile. We recently announced a significant restructuring of our Pigments and Additives segment. We have implemented a number of these programs and have realized a portion of the anticipated benefits. While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations, our success in achieving targeted cost and expense reductions depends upon a number of factors. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

        The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of our raw materials from third-party suppliers. The cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical. For example, the market for crude oil and natural gas feedstocks has experienced depressed pricing in recent months, leading to favorable prices for the raw materials that we purchase from third parties. Lower raw material prices, however, can lead to downward pressure on selling prices for certain of our products leading to reduced revenue. Any rebound in the pricing for such feedstocks could adversely affect our operating expenses.

        In general, the feedstocks and other raw materials we consume are organic chemical commodity products that are readily available at market prices. We frequently enter into supply agreements with particular suppliers, but disruptions of existing supply could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow.

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

        We have significant outstanding debt. As of December 31, 2014, our total consolidated outstanding debt was $5,200 million (including current portion of debt); our debt to total capitalization ratio was approximately 73%; our combined outstanding variable rate borrowings were approximately $2.9 billion; and our current portion of debt totaled $267 million. Our debt level, and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

  •
  we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;

  •
  cash flow available for other purposes, including the growth of our business, may be reduced;

  •
  our ability to obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;

  •
  our competitors with lower debt levels may have a competitive advantage relative to us; and

  •
  part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $29 million).

        Our debt level also impacts our credit ratings. Any decision by credit rating agencies to downgrade our debt ratings could restrict our ability to obtain additional financing and could result in increased interest and other costs.

Agreements governing our debt may restrict our ability to engage in certain business activities or to obtain additional financing.

        The agreements governing our debt arrangements contain certain restrictive covenants. These covenants may limit or prohibit our ability to incur more debt; make certain prepayments of debt; pay dividends, redeem stock or make other distributions; issue stock; make investments; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer or sell assets. Some of our strategies may necessitate receiving consents or waivers under our debt arrangements, which could be withheld.

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

        The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our competitive position in various products and markets throughout the world. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. Some of our competitors are owned or partially owned by foreign governments which may provide a competitive advantage to those competitors. While we are engaged in a range of research and development programs to develop new products and processes, to improve and refine existing products and processes, and to develop new applications for existing products, the failure to develop new products, processes or applications could make us less competitive. Moreover, if any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Further, it is possible that we could abandon certain products, processes, or applications due to potential infringement of third party intellectual property rights or that we could be named in future litigation for the infringement or misappropriation of a competitor's or other third party's intellectual property rights, which could include a claim for injunctive relief and damages, and, if so, such adverse results could have a material adverse effect on our business, results of operations and financial position.

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

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental, health and safety, or EHS, laws or permit requirements could result in restrictions or prohibitions on plant operations and substantial civil or criminal sanctions, as well as, under some EHS laws, the assessment of strict liability and/or joint and several liability.

        Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions regarding our products and operations, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in EHS regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability. For example, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. Compliance with these regulations and any more stringent restrictions in the future may increase our operational costs.

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

Conflicts, military actions, terrorist attacks and general instability, particularly in certain energy-producing nations, along with increased security regulations related to our industry, could adversely affect our business.

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

        We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S. This business has been profitable to us over time, and future legislative or regulatory initiatives outside the U.S. restricting MTBE could materially adversely affect our ability to market and sell MTBE and our profitability. Expansion of our PO/MTBE operations, including our joint venture with Sinopec in China, will further expose us to these risks.

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

        We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans and assumed additional unfunded pension obligations as part of our acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

        Under the Employee Retirement Income Security Act of 1974, as amended, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding and, under certain circumstances, the liability could be senior to our notes.

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

We have purchased, and may continue to purchase, a portion of our debt securities, which could impact the market for our debt securities and likely would negatively affect our liquidity.

        Consistent with past practices, we may from time to time seek to repurchase or redeem our debt securities in open market purchases, privately negotiated transactions, tender offers, partial or full calls for redemption or otherwise. Any such repurchases or redemptions and the timing and amount thereof would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Such transactions could negatively affect our liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this filing, we did not have any unresolved comments from the staff of the SEC.

ITEM 2.    PROPERTIES

        We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and in many foreign countries. Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108. The following is a list of our principal owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
Salt Lake City, Utah(1)	Corporate and other	Executive Offices
The Woodlands, Texas(1)	Various	Operating Headquarters, Global Technology Center and Accounting Shared Services Center
Kuala Lumpur, Malaysia	Various	Shared Services Center
Mumbai, India	Various	Technology Center, Administrative Offices, Labs and Accounting Shared Services Center
Sao Paulo, Brazil	Various	Administrative Offices, Labs and Accounting Shared Services Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethanes Systems House
Rotterdam, The Netherlands(1)	Polyurethanes and other various	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethanes Systems House and Accounting Shared Services Center
Caojing, China	Polyurethanes	MDI Finishing Facilities, Global Technology Center
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility

Location	Business Segment	Description of Facility
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Deer Park, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Ternate, Italy	Polyurethanes	Polyurethane Systems House and Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethane Systems House, Global Technology Center
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Canada(1)	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(4)	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes and other various	Aniline and Nitrobenzene Manufacturing Facilities and Accounting Shared Services Center
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines, PO and MTBE Manufacturing Facilities
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(5)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(6)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Ankleshwar, India(1)	Performance Products	Surfactant/Amines Manufacturing Facility
Patrica/Frosinone, Italy(7)	Performance Products	Surfactant Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Melbourne, Australia	Performance Products	Research Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Sadat City, Egypt	Advanced Materials	Formulating Facility

Location	Business Segment	Description of Facility
Taboão da Serra, Brazil	Advanced Materials, Polyurethanes and Textile Effects	Formulating Facility, Polyurethane Systems House and Chemicals Formulations Facility
Panyu, China(1)(8)	Advanced Materials and Textile Effects	Formulating and Synthesis Facility, Technology Center and Accounting Shared Services Center
Nanjing, China(1)	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Advanced Materials and Textile Effects	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Basel, Switzerland(1)	Advanced Materials and Textile Effects	Advanced Materials Regional Headquarters, Technology Center
Langweid am Leich, Germany(1)	Textile Effects	Chemicals Synthesis and Textile Dyes and Chemicals Formulation Facility
Charlotte, North Carolina(1)	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)	Textile Effects	Textiles Dyes Synthesis and Dyes and Chemicals Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Effects	Textile Dyes Synthesis and Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Effects and Polyurethanes	Textile Dyes and Chemicals Formulations Facility and Polyurethane Systems House
Qingdao, China	Textile Effects	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia(1)	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Karachi, Pakistan(1)	Textile Effects	Chemicals Formulations Facility
Wynyard, U.K.(1)	Pigments and Additives	Administrative Offices, Research Facility and Accounting Shared Services Center
Greatham, U.K.	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Birtley, U.K.	Pigments and Additives	Color Pigments Manufacturing Facility
Kidsgrove, U.K.	Pigments and Additives	Color Pigments Manufacturing Facility
Sudbury, U.K.	Pigments and Additives	Color Pigments Manufacturing Facility
Duisburg, Germany	Pigments and Additives	Titanium Dioxide, Functional Additives and Water Treatment Manufacturing Facility
Ibbenbueren, Germany	Pigments and Additives	Water Treatment Manufacturing Facility
Krefeld, Germany(1)	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Schwarzheide, Germany(1)	Pigments and Additives	Water Treatment Manufacturing Facility
Walluf, Germany(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Calais, France	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Comines, France	Pigments and Additives	Color Pigments Manufacturing Facility
Huelva, Spain	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Turin, Italy	Pigments and Additives	Color Pigments Manufacturing Facility
Pori, Finland	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Shenzhen, China(1)(9)	Pigments and Additives	Color Pigments Manufacturing Facility
Taicang, China(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Petaling Jaya, Malaysia	Pigments and Additives	Administrative Offices and Accounting Shared Services Center
Teluk Kalung, Malaysia	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Augusta, Georgia	Pigments and Additives	Color Pigments Manufacturing Facility
Lake Charles, Louisiana(10)	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Beltsville, Maryland(1)	Pigments and Additives	Administrative Offices and Color Pigments Manufacturing Facility
Los Angeles, California	Pigments and Additives	Color Pigments Manufacturing Facility

Location	Business Segment	Description of Facility
East St. Louis, Illinois(1)	Pigments and Additives	Administrative Offices and Color Pigments Manufacturing Facility
St. Louis, Missouri(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Harrisburg, North Carolina	Pigments and Additives	Timber Treatments Manufacturing Facility
Easton, Pennsylvania(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Freeport, Texas	Pigments and Additives	Timber Treatments Manufacturing Facility

(1)
Leased land and/or building.

(2)
The Geismar facility is owned as follows: we own 100% of the MDI, polyol and maleic anhydride facilities, and Rubicon LLC, a consolidated manufacturing joint venture with Chemtura Corporation in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Chemtura Corporation and our wholly owned assets at Geismar.

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

(7)
The surfactants manufacturing facility in Patrica, Italy has ceased operations effective October 28, 2014.

(8)
95%-owned consolidated manufacturing joint venture with Guangzhou Sheng'an Package Company Limited.

(9)
89%-owned consolidated manufacturing business with Shenzhen Nantou City Instdustry Co. Ltd.

(10)
Owned by Louisiana Pigment Company, L.P., our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos.

ITEM 3.    LEGAL PROCEEDINGS

Antitrust Matters

        We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other alleged co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants (the "Direct Purchasers") since February 1, 2003. We and all other defendants settled the Direct Purchasers litigation and the court approved the settlement on December 13, 2013. We paid the settlement in an amount immaterial to our consolidated financial statements.

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt-Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. Trial is scheduled for February 22, 2016. It is possible that additional claims will be filed by other Direct Purchasers who opted out of the class litigation.

        We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, Plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing titanium dioxide. Plaintiffs have raised state antitrust claims under the laws of 16 states, consumer protection claims under the laws of 10 states, as well as unjust enrichment claims under the laws of 20 states. The Opt-Out Litigation and Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $187 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $138 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $138 million), and we have made no accrual with respect to this matter.

Indemnification Matters

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (the "Banks") demanded that we indemnify them for claims brought against them by certain MatlinPatterson entities that were formerly our stockholders ("MatlinPatterson") in litigation filed by MatlinPatterson on June 19, 2012 in the 9th District Court in Montgomery County, Texas (the "Texas Litigation"). The Banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the Banks and our Company, dated June 22, 2009, wherein the Banks and our Company settled claims that we filed relating to the failed acquisition by and merger with Hexion. MatlinPatterson claims that the Banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial loss in value to their 19 million shares of our common stock as a result thereof. MatlinPatterson is asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees and pre-judgment and post-judgment interest. On December 21, 2012, the court dismissed the Texas Litigation, a decision which was affirmed by the Ninth Court of Appeals of Texas on May 15, 2014. A subsequent motion for rehearing by MatlinPatterson was denied by the same appellate court on June 12, 2014. A petition for discretionary review in the Texas Supreme Court was filed on July 28, 2014 and is currently pending.

        On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders in the Wisconsin Litigation have made essentially the same allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On December 23, 2014, the Banks filed motions to dismiss the Wisconsin Litigation on the same grounds asserted in the Texas Litigation. The court has not ruled on these motions. We denied the Banks' indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

Port Neches Flaring Matter

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the DOJ notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and conducted field trials on an alternate flare monitoring method beginning in September 2014. We are currently unable to determine the likelihood or magnitude of potential penalty or injunctive relief that may be incurred in resolving this matter.

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

        Jon M. Huntsman, age 77, is the Executive Chairman of the Board of Directors of our Company. Prior to his appointment as Executive Chairman in February 2009, Mr. Huntsman served as Chairman of the Board of our company since its formation in 2004 and the predecessors to our company since 1970, when he founded his first plastics company. Mr. Huntsman served as Chief Executive Officer of our company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top Chief Executive Officer for all businesses in Europe and North America. Mr. Huntsman was awarded the American Chemical Society's Lifetime Achievement Award in 2013. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the founding and principal benefactor of the Huntsman Cancer Institute.

Mr. Huntsman is the father of our Chief Executive Officer, Peter R. Huntsman, our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        Peter R. Huntsman, age 51, is President, Chief Executive Officer and a Director of our Company. Mr. Huntsman also serves on our Litigation Committee. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, and the brother of our Division President, Advanced Materials, James H. Huntsman, and our director, Jon M. Huntsman, Jr.

        J. Kimo Esplin, age 52, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as Chief Financial Officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

        David M. Stryker, age 56, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

        Anthony P. Hankins, age 57, is Division President, Polyurethanes and Chief Executive Officer, Asia-Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia-Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

        Paul G. Hulme, age 58, is Division President, Textile Effects. Mr. Hulme was appointed to this position in February 2009. From June 2003 to February 2009, Mr. Hulme served as Division President, Materials and Effects. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

        James H. Huntsman, age 44, is Division President, Advanced Materials. Mr. Huntsman was appointed to this position in July 2011. Prior to that time, Mr. Huntsman served as Vice President of Huntsman Advanced Materials, Americas Region since February 2009. From March 2006 to February 2009, Mr. Huntsman owned and managed a film production company based in Los Angeles, California. Prior to March 2006, he served as our Vice President, U.S. Base Chemicals and Polymers. Mr. Huntsman originally joined our Company in 1990 and has held numerous manufacturing and commercial roles of increasing responsibility within a number of divisions. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman, the brother of our Chief Executive Officer, Peter R. Huntsman, and the brother of our director, Jon M. Huntsman, Jr.

        Stewart A. Monteith, age 58, is Division President, Performance Products. Mr. Monteith was appointed to this position in February 2011. Prior to that time, Mr. Monteith served as Vice President of the Performance Specialties Unit, a position he held since August 2003. He also served as Vice President for Global Markets and Business Development. Mr. Monteith joined Huntsman in 1994. Prior to joining Huntsman, Mr. Monteith held various positions with Texaco Chemical Company and Union Carbide.

        Simon Turner, age 51, is Division President, Pigments and Additives. Prior to his appointment to this position in November 2008, Mr. Turner served as Senior Vice President, Pigments and Additives since April 2008. From September 2004 to April 2008, Mr. Turner served as Vice President of Global Sales and from July 1999 to September 2004, he held positions including General Manager Co-Products and Director Supply Chain and Shared Services. Prior to joining Huntsman in July 1999, Mr. Turner held various positions with ICI.

        Ronald W. Gerrard, age 55, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. He also serves as our Corporate Sustainability Officer. From May 2004 to June 2009, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes segment. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes segment. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

        Brian V. Ridd, age 57, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

        R. Wade Rogers, age 49, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

        Russ R. Stolle, age 52, is Senior Vice President and Deputy General Counsel. Mr. Stolle was appointed to this position in January 2010. From October 2006 to January 2010, Mr. Stolle served as our Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

        Randy W. Wright, age 56, is Vice President and Controller. Prior to his appointment to this position in February 2012, Mr. Wright served as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia-Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

        Kevin C. Hardman, age 51, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

        John R. Heskett, age 46, is Vice President, Planning and Treasurer. Mr. Heskett has held this position since December 2009. From September 2008 until October 2009, Mr. Heskett served as a Vice President at Boart Longyear Limited, a publicly-listed exploration drilling services and products company. Mr. Heskett previously served as Vice President, Corporate Development and Investor Relations for our Company from August 2004 until September 2008 and was appointed Vice President, Corporate Development in 2002. Mr. Heskett also served as Assistant Treasurer for our Company and several of our subsidiaries. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

        Steven C. Jorgensen, age 46, is Vice President, Accounting Shared Services and Internal Controls effective February 17, 2012. Prior to his appointment to this position in February 2012, Mr. Jorgensen served as Vice President, Internal Controls and Internal Audit since May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a master's degree in accounting.

        Kurt D. Ogden, age 46, is Vice President, Investor Relations and Finance. Prior to his appointment to this position in February 2009, Mr. Ogden served as Director, Corporate Finance since October 2004. Prior to joining Huntsman in 2004, Mr. Ogden held various positions with Hillenbrand Industries, Pliant Corporation and Huntsman Chemical Corporation. Mr. Ogden is a Certified Public Accountant and holds a master's degree in business administration.

        Maria Csiba-Womersley, age 56, is Vice President and Chief Information Officer. Ms. Csiba-Womersley was appointed to this position effective September 2006. Ms. Csiba-Womersley served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersley was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersley joined Huntsman in 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

        Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 9, 2015, there were approximately 194 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $23.62 per share.

        The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2014
First Quarter	$25.81	$20.79
Second Quarter	28.87	23.55
Third Quarter	29.32	25.64
Fourth Quarter	27.15	20.36

Period	High	Low
2013
First Quarter	$19.51	$16.16
Second Quarter	20.14	16.02
Third Quarter	21.11	16.18
Fourth Quarter	24.74	20.53

DIVIDENDS

        During the quarters ended December 31, 2014 and September 30, 2014, we paid cash dividends of $30 million and $31 million, respectively, or $0.125 per share, to common stockholders, and during each of the quarters ended June 30, 2014 and March 31, 2014, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders for a total of $121 million of cash dividends paid during 2014. During each quarter of 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders for a total of $120 million of cash dividends paid during 2013. The payment of dividends is a business decision made by our Board of Directors from time to time based on our earnings, financial position and prospects, and such other considerations as our Board of Directors considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        See "Part III. Item 11. Executive Compensation" for information relating to our equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

        The following table provides information with respect to shares of our common stock that we repurchased and shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2014.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	4,155	$21.26	—	—
November	—	—	—	—
December	—	—	—	—

Total	4,155	$21.26	—

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

Huntsman Corporation

	Year ended December 31,
(in millions, except per share amounts)	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenues	$11,578	$11,079	$11,187	$11,221	$9,250
Gross profit	1,919	1,753	2,034	1,840	1,461
Restructuring, impairment and plant closing costs	158	151	92	167	29
Operating income	633	510	845	606	410
Income (loss) from continuing operations	353	154	378	251	(9)
(Loss) income from discontinued operations, net of tax(a)	(8)	(5)	(7)	(1)	42
Extraordinary gain (loss) on the acquisition of a business, net of tax of nil(b)	—	—	2	4	(1)
Net income	345	149	373	254	32
Net income attributable to Huntsman Corporation	323	128	363	247	27
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.36	$0.55	$1.55	$1.03	$(0.06)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(a)	(0.03)	(0.02)	(0.03)	—	0.17
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(b)	—	—	0.01	0.01	—

Net income attributable to Huntsman Corporation common stockholders	$1.33	$0.53	$1.53	$1.04	$0.11

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$1.34	$0.55	$1.53	$1.01	$(0.06)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(a)	(0.03)	(0.02)	(0.03)	—	0.17
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(b)	—	—	0.01	0.01	—

Net income attributable to Huntsman Corporation common stockholders	$1.31	$0.53	$1.51	$1.02	$0.11

Other Data:
Depreciation and amortization	$445	$448	$432	$439	$405
Capital expenditures	601	471	412	330	236
Dividends per share	0.50	0.50	0.40	0.40	0.40
Balance Sheet Data (at period end):
Total assets	$11,002	$9,188	$8,884	$8,657	$8,714
Total debt	5,206	3,916	3,706	3,946	4,150
Total liabilities	9,051	7,059	6,988	6,881	6,864

(a)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "Part I. Item 2. Properties" above, which are located in more than 30 countries. We employed approximately 16,000 associates worldwide at December 31, 2014.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments and Additives segment produces primarily inorganic chemical products. In a series of transactions beginning in 2006, we have sold or shut down substantially all of our former Australian styrenics operations and our North American polymers and base chemicals operations. We report the results from these businesses as discontinued operations.

        Growth in our Polyurethanes and Advanced Materials segments has been driven by the continued substitution of our products for other materials across a broad range of applications, as well as by the level of global economic activity. Historically, demand for many of these products has grown at rates in excess of GDP growth. In Polyurethanes, this growth, driven largely by Asia, has in recent years resulted in improved demand and higher industry capacity utilization rates for many of our key products, including MDI. MDI does, however, experience some seasonality in its sales reflecting its exposure to seasonal construction-related end markets. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

        In our Performance Products segment, demand for our performance specialties has generally continued to grow at rates in excess of GDP, as overall demand is significantly influenced by new product and application development. Demand for most of our performance intermediates has grown in line with GDP growth. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, maleic anhydride demand can be cyclical given its dependence on the UPR market, which is influenced by construction end markets.

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

        Historically, demand for titanium dioxide pigments and additives has grown at rates approximately equal to GDP growth. Pigment prices have historically reflected industry-wide operating rates but have typically lagged behind movements in these rates by up to twelve months due to the effects of product stocking and destocking by customers and producers, contract arrangements and seasonality. The industry experiences some seasonality in its sales because sales of paints, the largest end use for titanium dioxide, generally peak during the spring and summer months in the northern hemisphere. This results in greater sales volumes in the second and third quarters of the year.

        For further information regarding sales price and demand trends, see "Results of Operations—Segment Analysis—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013" and the tables captioned "Year ended December 31, 2014 vs. 2013, Period-Over-Period Increase (Decrease)" and "Fourth Quarter 2014 vs. Third Quarter 2014, Period-Over-Period Increase (Decrease)" below.

OUTLOOK

        Our differentiated businesses that include MDI urethanes, Performance Products, Advanced Materials and Textile Effects have an attractive growth profile and we expect profitability to continue to improve during 2015.

        We have a number of initiatives underway that will improve the competitiveness and strength of our entire Company and we are investing in growth projects that will improve our businesses over the next few years. We are taking aggressive action to deliver synergies as we integrate the businesses we purchased from Rockwood.

        Our earnings are subject to fluctuations due to exchange rate movements. Our revenues and expenses are denominated in various currencies, including the primary European currencies which have recently been volatile, while our reporting currency is the U.S. dollar. Generally, a decline in the value of the Euro relative to the U.S. dollar, will reduce the reported profitability of our Polyurethanes, Performance Products, Advanced Materials and Pigments and Additives segments. A decline in the value of the Pound Sterling relative to the U.S. dollar will increase the reported profitability of our Pigments and Additives segment and an increase in the value of the Swiss Franc relative to the U.S. dollar will reduce the reported profitability of our Advanced Materials and Textile Effects segments. We are also exposed to other foreign currencies including the Chinese Renminbi, the Indian Rupiah, the Brazilian Real and the Thai Baht. In general, a decline in the value of these currencies as compared to the U.S. dollar will reduce our reported profitability.

        Notwithstanding near term headwinds and shocks to the business landscape, such as meaningful movements in foreign currency rates and lower priced oil, we believe we are well positioned to deliver increased earnings, an improvement in free cash flow and increased stockholder value over the next several years. The following is a summary of the key trends expected in our business segments:

Polyurethanes:

  •
  Strong MDI demand in the U.S. and Asia, modest demand in Europe

  •
  Improving MDI margins

  •
  Lower benzene raw material costs

  •
  Lower PO/MTBE margins

  •
  PO/MTBE maintenance outage in the first quarter 2015, approximate $60 million EBITDA impact and $90 million maintenance cost

Performance Products:

  •
  Benefits of European surfactants restructuring expected in 2015

  •
  Improving downstream product margins

  •
  Singapore polyetheramine facility expansion in mid-2016

  •
  Lower oil prices reduces U.S. Gulf Coast manufacturing advantage

Advanced Materials:

  •
  Strong aerospace market

Textile Effects:

  •
  Selective growth above underlying market demand

  •
  Progressive environmental regulations impacting raw materials costs

Pigments and Additives:

  •
  Approximately $130 million of synergies from integration of former Rockwood businesses

  •
  Approximately $35 million of cost savings from planned titanium dioxide capacity rationalization in Calais, France

  •
  Improving sales prices

        We expect to spend approximately $625 million in 2015 on capital expenditures, net of reimbursements, for growth initiatives, maintenance and restructuring.

        We expect our full year 2015 adjusted effective income tax rate to be in the low 30%s. We believe our long-term effective income tax rate will be approximately 30%.

RECENT DEVELOPMENTS

        For a discussion of recent developments, see "Part I. Item 1. Business—Recent Developments" above.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 (dollars in millions, except per share amounts).

Huntsman Corporation

				Percent Change
	Year ended December 31,
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Revenues	$11,578	$11,079	$11,187	5%	(1)%
Cost of goods sold	9,659	9,326	9,153	4%	2%

Gross profit	1,919	1,753	2,034	9%	(14)%
Operating expenses	1,128	1,092	1,097	3%	—
Restructuring, impairment and plant closing costs	158	151	92	5%	64%

Operating income	633	510	845	24%	(40)%
Interest expense	(205)	(190)	(226)	8%	(16)%
Equity in income of investment in unconsolidated affiliates	6	8	7	(25)%	14%
Loss on early extinguishment of debt	(28)	(51)	(80)	(45)%	(36)%
Other (loss) income	(2)	2	1	NM	100%

Income from continuing operations before income taxes	404	279	547	45%	(49)%
Income tax expense	(51)	(125)	(169)	(59)%	(26)%

Income from continuing operations	353	154	378	129%	(59)%
Loss from discontinued operations, net of tax	(8)	(5)	(7)	60%	(29)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—	NM

Net income	345	149	373	132%	(60)%
Net income attributable to noncontrolling interests	(22)	(21)	(10)	5%	110%

Net income attributable to Huntsman Corporation	323	128	363	152%	(65)%
Interest expense	205	190	226	8%	(16)%
Income tax expense from continuing operations	51	125	169	(59)%	(26)%
Income tax benefit from discontinued operations	(2)	(2)	(3)	—	(33)%
Depreciation and amortization	445	448	432	(1)%	4%

EBITDA(1)	$1,022	$889	$1,187	15%	(25)%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$1,022	$889	$1,187
Acquisition and integration expenses and purchase accounting adjustments	67	21	5
Loss on initial consolidation of subsidiaries	—	—	4
EBITDA from discontinued operations	10	5	5
Gain on disposition of businesses/assets	(3)	—	(3)
Loss on early extinguishment of debt	28	51	80
Extraordinary gain on the acquisition of a business	—	—	(2)
Certain legal settlements and related expenses	3	9	11
Amortization of pension and postretirement actuarial losses	51	74	43
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	19	2	38
Performance Products	28	18	1
Advanced Materials	11	34	38
Textile Effects	28	87	26
Pigments and Additives	60	4	4
Corporate and other	16	19	2

Total restructuring, impairment and plant closing and transition costs(3)	162	164	109

Adjusted EBITDA(1)	$1,340	$1,213	$1,439

Net cash provided by operating activities	$760	$708	$774	7%	(9)%
Net cash used in investing activities	(1,606)	(566)	(471)	184%	20%
Net cash provided by (used in) financing activities	1,197	(6)	(473)	NM	(99)%
Capital expenditures	(601)	(471)	(412)	28%	14%

Huntsman International

				Percent Change
	Year ended December 31,
				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012
Revenues	$11,578	$11,079	$11,187	5%	(1)%
Cost of goods sold	9,651	9,309	9,146	4%	2%

Gross profit	1,927	1,770	2,041	9%	(13)%
Operating expenses	1,123	1,086	1,080	3%	1%
Restructuring, impairment and plant closing costs	158	151	92	5%	64%

Operating income	646	533	869	21%	(39)%
Interest expense	(214)	(203)	(238)	5%	(15)%
Equity in income of investment in unconsolidated affiliates	6	8	7	(25)%	14%
Loss on early extinguishment of debt	(28)	(51)	(80)	(45)%	(36)%
Other (loss) income	(1)	2	1	NM	100%

Income from continuing operations before income taxes	409	289	559	42%	(48)%
Income tax expense	(43)	(137)	(179)	(69)%	(23)%

Income from continuing operations	366	152	380	141%	(60)%
Loss from discontinued operations, net of tax	(9)	(5)	(7)	80%	(29)%
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2	—	NM

Net income	357	147	375	143%	(61)%
Net income attributable to noncontrolling interests	(22)	(21)	(10)	5%	110%

Net income attributable to Huntsman International LLC	335	126	365	166%	(65)%
Interest expense	214	203	238	5%	(15)%
Income tax expense from continuing operations	43	137	179	(69)%	(23)%
Income tax benefit from discontinued operations	(2)	(2)	(3)	—	(33)%
Depreciation and amortization	430	424	408	1%	4%

EBITDA(1)	$1,020	$888	$1,187	15%	(25)%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$1,020	$888	$1,187
Acquisition and integration expenses and purchase accounting adjustments	67	21	5
Loss on initial consolidation of subsidiaries	—	—	4
EBITDA from discontinued operations	10	5	5
Gain on disposition of businesses/assets	(3)	—	(3)
Loss on early extinguishment of debt	28	51	80
Extraordinary gain on the acquisition of a business	—	—	(2)
Certain legal settlements and related expenses	3	9	11
Amortization of pension and postretirement actuarial losses	59	80	48
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	19	2	38
Performance Products	28	18	1
Advanced Materials	11	34	38
Textile Effects	28	87	26
Pigments and Additives	60	4	4
Corporate and other	16	19	2

Total restructuring, impairment and plant closing and transition costs(3)	162	164	109

Adjusted EBITDA(1)	$1,346	$1,218	$1,444

Net cash provided by operating activities	$754	$734	$860	3%	(15)%
Net cash used in investing activities	(1,607)	(614)	(578)	162%	6%
Net cash provided by (used in) financing activities	1,059	188	(306)	463%	NM
Capital expenditures	(601)	(471)	(412)	28%	14%

Huntsman Corporation

  Reconciliation of net income to adjusted net income:

	Year ended December 31,
	2014	2013	2012
Net income attributable to Huntsman Corporation	$323	$128	$363
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(10), $(5) and $(1) in 2014, 2013 and 2012, respectively	57	16	4
Impact of certain foreign tax credit elections	(94)	—	—
Loss on initial consolidation of subsidiaries, net of tax of nil for 2014, 2013 and 2012 each	—	—	4
Loss from discontinued operations, net of tax of $(2), $(2) and $(3) in 2014, 2013 and 2012, respectively	8	5	7
Discount amortization on settlement financing, net of tax of nil, $(3) and $(11) in 2014, 2013 and 2012, respectively	—	6	20
Gain on disposition of businesses/assets, net of tax of $1, nil and nil in 2014, 2013 and 2012, respectively	(2)	—	(3)
Loss on early extinguishment of debt, net of tax of $(10), $(19) and $(29) in 2014, 2013 and 2012, respectively	18	32	51
Extraordinary gain on the acquisition of a business, net of tax of nil for 2014, 2013 and 2012 each	—	—	(2)
Certain legal settlements and related expenses, net of tax of nil, $(2) and $(4) in 2014, 2013 and 2012, respectively	3	7	7
Amortization of pension and postretirement actuarial losses, net of tax of $(10), $(20) and $(8) in 2014, 2013 and 2012, respectively	41	54	35
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(38), $(22) and $(18) in 2014, 2013 and 2012, respectively	124	142	91

Adjusted net income(2)	$478	$390	$577

Weighted average shares-basic	242.1	239.7	237.6
Weighted average shares-diluted	246.0	242.4	240.6
Net income per share:
Basic	$1.33	$0.53	$1.53
Diluted	1.31	0.53	1.51
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$1.97	$1.63	$2.43
Diluted	1.94	1.61	2.40
Capital expenditures, net of reimbursements(4)	(564)	(467)	(408)

Huntsman International

  Reconciliation of net income to adjusted net income:

	Year ended December 31,
	2014	2013	2012
Net income attributable to Huntsman International	$335	$126	$365
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(10), $(5) and $(1) in 2014, 2013 and 2012, respectively	57	16	4
Impact of certain foreign tax credit elections	(105)	—	—
Loss on initial consolidation of subsidiaries, net of tax of nil for 2014, 2013 and 2012 each	—	—	4
Loss from discontinued operations, net of tax of $(2), $(2) and $(3) in 2014, 2013 and 2012, respectively	8	5	7
Discount amortization on settlement financing, net of tax of nil, $(3) and $(11) in 2014, 2013 and 2012, respectively	—	6	20
Gain on disposition of businesses/assets, net of tax of $1, nil and nil in 2014, 2013 and 2012, respectively	(2)	—	(3)
Loss on early extinguishment of debt, net of tax of $(10), $(19) and $(29) in 2014, 2013 and 2012, respectively	18	32	51
Extraordinary gain on the acquisition of a business, net of tax of nil for 2014, 2013 and 2012 each	—	—	(2)
Certain legal settlements and related expenses, net of tax of nil, $(2) and $(4) in 2014, 2013 and 2012, respectively	3	7	7
Amortization of pension and postretirement actuarial losses, net of tax of $(11), $(21) and $(9) in 2014, 2013 and 2012, respectively	48	59	39
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(38), $(22) and $(18) in 2014, 2013 and 2012, respectively	124	142	91

Adjusted net income(2)	$486	$393	$583

Capital expenditures, net of reimbursements(4)	(564)	(467)	(408)

NM—Not meaningful

(1)
EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Because EBITDA excludes these items, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition and integration expenses and purchase accounting adjustments; (b) loss on initial consolidation of subsidiaries; (c) EBITDA from discontinued operations; (d) gain on disposition of businesses/assets; (e) loss on early extinguishment of debt; (f) extraordinary gain on the acquisition of a business; (g) certain legal settlements and related expenses; (h) amortization of pension and postretirement actuarial losses; and (i) restructuring, impairment, plant closing and transition costs. We believe that net income attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and adjusted EBITDA.

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) impact of certain foreign tax credit elections; (c) loss on initial consolidation of subsidiaries; (d) loss from discontinued operations; (e) discount amortization on settlement financing; (f) gain on disposition of businesses/assets; (g) loss on early extinguishment of debt; (h) extraordinary gain on the acquisition of a business; (i) certain legal settlements and related expenses; (j) amortization of pension and postretirement actuarial losses; and (k) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted adjusted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

(3)
Includes cost associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These costs were included in cost of sales on our consolidated statements of operations. Additionally, includes costs associated with a reorganization of our global information technology organization.

(4)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During 2014, 2013 and 2012, capital expenditures of $601 million, $471 million and $412 million, respectively, were reimbursed in part by $37 million, $4 million and $4 million, respectively.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

        For the year ended December 31, 2014, net income attributable to Huntsman Corporation was $323 million on revenues of $11,578 million, compared with net income attributable to Huntsman Corporation of $128 million on revenues of $11,079 million for 2013. For the year ended December 31, 2014, net income attributable to Huntsman International was $335 million on revenues of $11,578 million, compared with net income attributable to Huntsman International of $126 million on revenues of $11,079 million for 2013. The increase of $195 million in net income attributable to Huntsman Corporation and the increase of $209 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the year ended December 31, 2014 increased by $499 million, or 5%, as compared with 2013. The increase was due principally to higher average selling prices in our Performance Products, Advanced Materials and Textile Effects segments and higher sales volumes in our Polyurethanes and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2014 increased by $166 million and $157 million, respectively, or 9% each, as compared with 2013. The increase resulted from higher gross margins in all our segments, except for our Pigments and Additives segment. See "—Segment Analysis" below.

  •
  Operating expenses for the year ended December 31, 2014 increased by $36 million and $37 million, respectively, or 3% each, as compared with 2013, primarily related to higher acquisition and integration costs and higher foreign currency losses.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2014 increased to $158 million from $151 million in 2013. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our interest expense and the interest expense of Huntsman International for 2014 increased by $15 million and $11 million, respectively, or 8% and 5%, respectively, as compared with 2013. The increase was due primarily to additional borrowings in 2014 that were used to fund the Rockwood Acquisition.

  •
  Loss on early extinguishment of debt for the year ended December 31, 2014 decreased to $28 million from $51 million in 2013. The loss in 2014 resulted from the redemption of our 2020 Senior Subordinated Notes. The loss in 2013 resulted primarily from the repurchase of the remainder of our 5.50% senior notes due 2016 ("2016 Senior Notes"). For more information, see "Note 13. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

  •
  Our income tax expense decreased and the income tax expense of Huntsman International decreased by $74 million and $94 million, respectively, as compared with 2013, primarily due to the benefit of utilizing U.S. foreign tax credits, which had been subject to a valuation allowance. Excluding the impact of the U.S. foreign tax credits, our income tax expense increased and the income tax expense of Huntsman International increased by $40 million and $41 million, respectively, as compared with 2013. For the year ended December 31, 2014, excluding the impact of the benefit of our U.S. foreign tax credits, our effective tax rate was 39%, which is lower than our effective tax rate of 45% for 2013, primarily due to various valuation allowance releases in 2014 and because our Textile Effects segment's restructuring charges in 2013 received nominal tax benefit. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 17. Income Taxes" to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2014	2013
Revenues
Polyurethanes	$5,032	$4,964	1%
Performance Products	3,072	3,019	2%
Advanced Materials	1,248	1,267	(1)%
Textile Effects	896	811	10%
Pigments and Additives	1,549	1,269	22%
Eliminations	(219)	(251)	13%

Total	$11,578	$11,079	5%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$669	$696	(4)%
Performance Products	440	372	18%
Advanced Materials	182	86	112%
Textile Effects	28	(78)	NM
Pigments and Additives	(59)	79	NM
Corporate and other	(228)	(261)	13%

Subtotal	1,032	894	15%
Discontinued Operations	(10)	(5)	100%

Total	$1,022	$889	15%

Huntsman International
Segment EBITDA
Polyurethanes	$669	$696	(4)%
Performance Products	440	372	18%
Advanced Materials	182	86	112%
Textile Effects	28	(78)	NM
Pigments and Additives	(59)	79	NM
Corporate and other	(230)	(262)	12%

Subtotal	1,030	893	15%
Discontinued Operations	(10)	(5)	100%

Total	$1,020	$888	15%

	Year ended December 31, 2014 vs 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(2)%	—	1%	2%
Performance Products	4%	—	(1)%	(1)%
Advanced Materials	5%	—	4%	(10)%
Textile Effects	15%	(1)%	—	(4)%
Pigments and Additives	(6)%	2%	26% (3)	—
Total Company	2%	—	3%	—

	Fourth Quarter 2014 vs. Third Quarter 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(3)%	(2)%	(7)%	3%
Performance Products	—	(2)%	(2)%	(3)%
Advanced Materials	—	(3)%	1%	(3)%
Textile Effects	(2)%	(2)%	(1)%	(3)%
Pigments and Additives	4%	(8)%	103% (3)	(19)%
Total Company	(5)%	(2)%	10%	(1)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

(3)
Includes the effects of the Rockwood Acquisition.

Polyurethanes

        The increase in revenues in our Polyurethanes segment for 2014 compared to 2013 was primarily due to higher sales volumes and improved sales mix, partially offset by lower average selling prices. MDI sales volumes increased due to improved demand in the Americas and Asian regions and across most major markets. PO/MTBE sales volumes decreased primarily as a result of two manufacturing disruptions at our Port Neches, Texas facility in the second and third quarters of 2014. PO/MTBE average selling prices decreased primarily due to less favorable market conditions. MDI average selling prices increased in the Americas and European regions, partially offset by lower component pricing in China. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings, partially offset by higher MDI sales margins. During 2014 and 2013, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $19 million and $2 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Performance Products

        The increase in revenues in our Performance Products segment for 2014 compared to 2013 was primarily due to higher average selling prices, partially offset by lower sales volumes and unfavorable changes in sales mix. Average selling prices increased in response to higher raw material costs and continued strong market conditions for amines, maleic anhydride and specialty surfactants. Sales volumes decreased primarily due to a decline in sales volumes of surfactants, which resulted from the restructuring of our European surfactants business, partially offset by an increased demand for amines and maleic anhydride. The increase in segment EBITDA was primarily due to the impact of our scheduled maintenance in the first quarter of 2013, estimated at $55 million, and increased margins in amines and maleic anhydride, partially offset by higher restructuring charges. During 2014 and 2013, our Performance Products segment recorded restructuring, impairment and plant closing costs of $28 million and $18 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for 2014 compared to 2013 was primarily due to lower sales volumes, partially offset by higher average selling prices and improved sales mix. Sales volumes decreased primarily in our coatings and construction market due to our restructuring efforts, partially offset by higher demand in the wind market in the Americas and Asia Pacific regions. During the fourth quarter of 2013, we closed two of our base resins production units as we focus on higher value markets, such as aerospace and transportation and industrial. During 2014, we also experienced an unplanned production outage due to a raw materials supply disruption in the Americas region. Average selling prices increased in all regions and across most markets primarily due to certain price increase initiatives and a focus on higher value markets. The increase in segment EBITDA was primarily due to higher margins, improved sales mix, lower restructuring, impairment and plant closing costs and lower selling, general and administrative costs as a result of recent restructuring efforts. During 2014 and 2013, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $11 million and $34 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Textile Effects

        The increase in revenues in our Textile Effects segment for 2014 compared to 2013 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily in response to higher raw material costs. Sales volumes decreased primarily due to the de-selection of lower value business. The increase in segment EBITDA was primarily due to higher margins, lower manufacturing costs and lower restructuring, impairment and plant closing and transition costs, partially offset by higher selling, general and administrative costs. During 2014 and 2013, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $28 million and $87 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Pigments and Additives

        The increase in revenues in our Pigments and Additives segment for 2014 compared to 2013 was primarily due to the impact of the Rockwood Acquisition. Other than the impact of the Rockwood Acquisition, sales volumes remained flat as a result of higher end-use demand in the European and North American regions, offset by lower demand in the Africa, Latin America and Middle East regions. Average selling prices decreased primarily as a result of high industry inventory levels, partially offset by the strength of the euro against the U.S. dollar. The decrease in segment EBITDA was primarily due to lower margins, higher acquisition expenses and integration costs and higher restructuring costs, partially offset by lower selling, general and administrative costs. During 2014 and

2013, our Pigments and Additives segment recorded acquisition expenses and integration costs of $43 million and $8 million, respectively. During 2014 and 2013, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $60 million and $4 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, last-in first-out ("LIFO") inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For 2014, EBITDA from Corporate and other for Huntsman Corporation increased by $33 million to a loss of $228 million from a loss of $261 million for 2013. For 2014, EBITDA from Corporate and other for Huntsman International increased by $32 million to a loss of $230 million from a loss of $262 million for 2013. The increase in EBITDA from Corporate and other resulted primarily from a decrease in loss on early extinguishment of debt of $23 million ($28 million loss in 2014 compared to $51 million loss in 2013). For more information regarding the loss on early extinguishment of debt, see "Note 13. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. The increase in EBITDA also resulted from a $7 million decrease in loss from benzene sales (nil in 2014 compared to $7 million loss in 2013), a $6 million decrease in restructuring, impairment and plant closing costs ($13 million of expense in 2014 compared to $19 million of expense in 2013) and a decrease in legal settlements of $5 million (nil in 2014 compared to $5 million of expense in 2013). For more information concerning restructuring activities see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements. The increase in EBITDA was partially offset by an increase in unallocated foreign exchange losses of $5 million ($5 million loss in 2014 compared to nil in 2013) and an increase in global information technology transition costs of $3 million ($3 million of expense in 2014 compared to nil in 2013).

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

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

        For the year ended December 31, 2013, the net income attributable to Huntsman Corporation was $128 million on revenues of $11,079 million, compared with net income attributable to Huntsman Corporation of $363 million on revenues of $11,187 million for 2012. For the year ended December 31, 2013, the net income attributable to Huntsman International was $126 million on revenues of $11,079 million, compared with net income attributable to Huntsman International of $365 million on revenues of $11,187 million for 2012. The decrease of $235 million in net income attributable to Huntsman Corporation and the decrease of $239 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for 2013 decreased by $108 million, or 1%, as compared with 2012. The decrease was due principally to lower average selling prices in our Pigments and Additives segment and lower sales volumes in our Performance Products and Advanced Materials segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for 2013 decreased by $281 million and $271 million, respectively, or 14% and 13%, respectively, as compared with 2012. The decrease resulted from lower gross margins in our Polyurethanes and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Restructuring, impairment and plant closing costs for 2013 increased to $151 million from $92 million in 2012. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Our interest expense and the interest expense of Huntsman International for 2013 decreased by $36 million and $35 million, respectively, or 16% and 15%, respectively, as compared with 2012. The decrease was due primarily to the reduction in noncash interest expense resulting from the repayment of our 2016 Senior Notes in 2012 and 2013.

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

Segment Analysis

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2013	2012
Revenues
Polyurethanes	$4,964	$4,894	1%
Performance Products	3,019	3,065	(2)%
Advanced Materials	1,267	1,325	(4)%
Textile Effects	811	752	8%
Pigments and Additives	1,269	1,436	(12)%
Eliminations	(251)	(285)	12%

Total	$11,079	$11,187	(1)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$696	$726	(4)%
Performance Products	372	360	3%
Advanced Materials	86	54	59%
Textile Effects	(78)	(49)	(59)%
Pigments and Additives	79	352	(78)%
Corporate and other	(261)	(251)	(4)%

Subtotal	894	1,192	(25)%
Discontinued Operations	(5)	(5)	—

Total	$889	$1,187	(25)%

Huntsman International
Segment EBITDA
Polyurethanes	$696	$726	(4)%
Performance Products	372	360	3%
Advanced Materials	86	54	59%
Textile Effects	(78)	(49)	(59)%
Pigments and Additives	79	352	(78)%
Corporate and other	(262)	(251)	(4)%

Subtotal	893	1,192	(25)%
Discontinued Operations	(5)	(5)	—

Total	$888	$1,187	(25)%

	Year ended December 31, 2013 vs. 2012
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(1)%	1%	—	1%
Performance Products	2%	—	(2)%	(2)%
Advanced Materials	4%	(1)%	3%	(10)%
Textile Effects	3%	(1)%	—	6%
Pigments and Additives	(23)%	1%	—	10%
Total Company	(2)%	—	—	1%

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

Pigments and Additives

        The decrease in revenues in our Pigments and Additives segment for 2013 compared to 2012 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased in all regions of the world primarily as a result of high industry inventory levels. Sales volumes increased in all regions primarily due to higher end-use demand. The decrease in segment EBITDA was primarily due to lower margins, partially offset by lower manufacturing and selling, general and administrative costs as a result of our restructuring efforts. During 2013 and 2012, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $4 million each. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

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

Cash Flows for Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

        Net cash provided by operating activities for 2014 and 2013 was $760 million and $708 million, respectively. The increase in net cash provided by operating activities during 2014 compared with 2013 was primarily attributable to an increase in net income as described in "—Results of Operations" above, offset in part by a $61 million unfavorable variance in operating assets and liabilities for 2014 as compared with 2013.

        Net cash used in investing activities for 2014 and 2013 was $1,606 million and $566 million, respectively. During 2014 and 2013, we paid $601 million and $471 million, respectively, for capital expenditures. During 2014, we paid $1.04 billion for Rockwood's Performance Additives and Titanium Dioxide businesses and during 2013 we paid $66 million for the acquisition of businesses. During 2014 and 2013, we made investments in Louisiana Pigment Company, L.P. of $37 million and $60 million, respectively, and in Nanjing Jinling Huntsman New Materials Co., Ltd of $62 and $37 million, respectively, and we received dividends from Louisiana Pigment Company, L.P. of $48 million and $71 million, respectively.

        Net cash provided by (used in) financing activities for 2014 and 2013 was $1,197 million and $(6) million, respectively. The increase in net cash provided by financing activities was due to higher net borrowings during 2014, primarily used to fund the Rockwood Acquisition, as compared to 2013.

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

Changes in Financial Condition

        The following information summarizes our working capital (dollars in millions):

	December 31, 2014	Less: Acquisition(1)	Subtotal	December 31, 2013	Increase (Decrease)	Percent Change
Cash and cash equivalents	$860	$(78)	$782	$520	$262	50%
Restricted cash	10	—	10	9	1	11%
Accounts and notes receivable, net	1,707	(245)	1,462	1,575	(113)	(7)%
Inventories	2,025	(400)	1,625	1,741	(116)	(7)%
Prepaid expenses	62	(3)	59	61	(2)	(3)%
Deferred income taxes	62	(2)	60	53	7	13%
Other current assets	313	(41)	272	200	72	36%

Total current assets	5,039	(769)	4,270	4,159	111	3%

Accounts payable	1,275	(146)	1,129	1,113	16	1%
Accrued liabilities	739	(71)	668	726	(58)	(8)%
Deferred income taxes	51	(9)	42	43	(1)	—
Current portion of debt	267	—	267	277	(10)	(4)%

Total current liabilities	2,332	(226)	2,106	2,159	(53)	(2)%

Working capital	$2,707	$(543)	$2,164	$2,000	$164	8%

(1)
Represents amounts related to the Rockwood Acquisition. For more information, see "Note. 3 Business Combinations and Dispositions—Rockwood Acquisition" to our consolidated financial statements.

  Excluding the effects of the Rockwood Acquisition on October 1, 2014, our working capital increased by $164 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $262 million resulted from the matters identified on our consolidated statements of cash flows.

  •
  Accounts and notes receivable decreased by $113 million mainly due to lower sales in the fourth quarter of 2014, excluding sales from the acquired Rockwood businesses, compared with the fourth quarter of 2013.

  •
  Inventories decreased by $116 million mainly due to lower raw material costs offset in part by an increase in inventory levels in anticipation of scheduled maintenance outages at certain manufacturing facilities during the first quarter of 2015.

  •
  Other current assets increased by $72 million mainly due to increases in income taxes receivable and the value of cross-currency interest rate contracts.

  •
  Accrued liabilities decreased by $58 million mainly due to decreases in accrued taxes other than income, income taxes payable and accrued rebates, offset in part by an increase in accrued restructuring, impairment and plant closing costs.

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

Senior Credit Facilities

        As of December 31, 2014, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2"), our 2014 new term loan facility ("2014 New Term Loan"), and Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$625	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	952		952		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	339		339		USD LIBOR plus 2.75%	2017
2014 New Term Loan	NA	1,200		1,188		USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	50		49		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 New Term Loan is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

Amendment to the Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The amendment, among other things, permitted us to incur a senior secured term loan facility in an aggregate principal amount of $1.2 billion, the 2014 New Term Loan, and to increase our Revolving Facility. In August 2014, we entered into the eleventh and twelfth amendments, which modified the Credit Agreement to initially fund the 2014 New Term Loan into escrow and completed the increase of our Revolving Facility by $200 million.

        On October 1, 2014, the 2014 New Term Loan was used to fund the Rockwood Acquisition. See "Note 3. Business Combinations and Dispositions—Rockwood Acquisition." The 2014 New Term Loan matures on October 1, 2021 and will amortize in aggregate annual amounts equal to 1% of the original principal amount of the 2014 New Term Loan, payable quarterly commencing March 31, 2015. The 2014 New Term Loan bears interest at an interest rate margin of LIBOR plus 3.00% (subject to a 0.75% floor). The 2014 New Term Loan was recorded at a carrying value of $1,188 million as of October 1, 2014.

        On October 1, 2014, Huntsman International entered into a further amendment to the Credit Agreement. The amendment increased revolving commitments in an aggregate principal amount of $25 million to an aggregate amount of $625 million.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") are structured so that we grant a participating undivided interest in certain of our trade receivables to a U.S. special purpose entity ("U.S. SPE") and a European special purpose entity ("EU SPE"). We retain the servicing rights and a retained interest in the securitized receivables. Information regarding our A/R Programs as of December 31, 2014 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $275)	€114 (approximately $139)	Applicable rate plus 1.35%

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

(4)
As of December 31, 2014, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of December 31, 2014 and 2013, $472 million and $521 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

        As of December 31, 2014, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
Senior Notes ("2020 Senior Notes")	November 2020	4.875%	$650 ($647 carrying value)
Senior Notes ("2021 Senior Notes")	April 2021	5.125%	€445 (€449 carrying value ($549))
2022 Senior Notes	November 2022	5.125%	$400
Senior Subordinated Notes ("2021 Senior Subordinated Notes")	March 2021	8.625%	$522 ($531 carrying value)

        On November 13, 2014, Huntsman International issued $400 million aggregate principal amount of 2022 Senior Notes. Huntsman International applied the net proceeds to redeem in full $350 million of its 2020 Senior Subordinated Notes, pay associated accrued interest and for general corporate purposes.

        The 2022 Senior Notes bear interest at 5.125% per year, payable semi-annually on November 15 and May 15, and are due on November 15, 2022. Huntsman International may redeem the 2022 Senior Notes in whole or in part at any time prior to August 15, 2022 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        On June 2, 2014, pursuant to an indenture entered into on December 23, 2013, Huntsman International issued €145 million (approximately $197 million) aggregate principal amount of additional 2021 Senior Notes. The additional notes are recorded at carrying value €149 million (approximately $182 million) as of December 31, 2014.

        The 2021 Senior Notes bear interest at 5.125% per year, payable semi-annually on April 15 and October 15, and are due on April 15, 2021. Huntsman International may redeem the 2021 Senior Notes in whole or in part at any time prior to January 15, 2021 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        The 2020, 2021 and 2022 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020, 2021 and 2022 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2014 and 2013, we redeemed or repurchased the following notes (dollars in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
December 2014	2021 Senior Subordinated Notes	$8	$9	$—
November 28, 2014	2020 Senior Subordinated Notes	350	374	28
March 4, 2013	2016 Senior Notes	200	200	34

Variable Interest Entity Debt

        As of December 31, 2014, Arabian Amines Company had $158 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of December 31, 2014, the amounts outstanding under these loan commitments were classified as current on the accompanying consolidated balance sheets.

        As of December 31, 2014, Sasol-Huntsman, our consolidated 50%-owned venture has €40 million (approximately $49 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2014, we have a loan of $750 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2014 on our consolidated balance sheets. As of December 31, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. accounts receivable securitization program ("U.S. A/R Program"), less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2014 are as follows (dollars in millions):

Year ending December 31
2015	$267
2016	322
2017	1,293
2018	25
2019	14
Thereafter	3,279

$5,200

Short-Term and Long-Term Liquidity

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2014, we had $1,601 million of combined cash and unused borrowing capacity, consisting of $870 million in cash and restricted cash, $609 million in availability under our Revolving Facility, and $122 million in availability under our A/R

Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $68 million for 2014, as reflected in our consolidated statements of cash flows. We expect volatility in our working capital components to continue.

  •
  During 2015, we expect to spend approximately $625 million on capital expenditures, net of reimbursements, including approximately $100 million combined for our new MDI facility, the completion of the Augusta, Georgia color pigments facility and replacement of Rockwood computer systems. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund this spending with cash provided by operations.

  •
  During 2014, we made contributions to our pension and postretirement benefit plans of $159 million. During 2015, we expect to contribute an additional amount of approximately $101 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of December 31, 2014, we had $138 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $150 million in 2015.

  On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. Annual cost savings are expected to exceed $130 million and are expected to be achieved by the middle of 2016. In connection with this restructuring program, we recorded restructuring expense of $57 million in the fourth quarter of 2014 related primarily to workforce reductions. We expect to record additional restructuring expense in 2015 once negotiations of employee termination benefits with European works councils are completed.

  On February 12, 2015, we announced plans to reduce our titanium dioxide capacity by approximately 100 kt by closing specific operations at our Calais, France facility, subject to consultation with employees and appropriate representative groups. Annual cost savings are expected to be approximately $35 million and are expected to be achieved by the middle of 2016. This plan is in addition to that announced on December 1, 2014.

  •
  During 2014, after extensive analysis, we filed amended U.S. tax returns for tax years 2008 thought 2012, along with our original U.S. tax return for tax year 2013, which allowed us to utilize foreign tax credits. As a result of utilizing these assets, we realized reductions in our cash taxes paid of $55 million for 2014 and expect to realize an additional $12 million reduction in future cash taxes paid.

  •
  On October 1, 2014, we completed the Rockwood Acquisition for a purchase price of $1.04 billion in cash, subject to certain purchase price adjustments. See "Note 3. Acquisition and Dispositions—Rockwood Acquisition" to our consolidated financial statements. The transaction was financed by a $1.2 billion New Term Loan under our existing Senior Credit Facilities. See "Note 13. Debt—Direct and Subsidiary Debt" to our consolidated financial statements.

  •
  In August 2014, we completed an amendment to our Senior Credit Facilities to increase our commitments by $200 million to our existing Revolving Facility to an aggregate principal amount of $600 million. See "Note 13. Debt—Direct and Subsidiary Debt" to our consolidated financial statements. In addition, in October 2014, we further increased commitments under our Revolving Facility by $25 million to an aggregate principal amount of $625 million.

  •
  During the first half of 2015, we will have scheduled maintenance at our PO/MTBE facility in Port Neches, Texas. We estimate the facility will be off-line for approximately 60 days and the EBITDA impact will be approximately $60 million. This amount includes lost revenue and unabsorbed fixed costs for the period. In addition, the maintenance costs will be approximately $90 million; however, these costs will be capitalized and amortized over approximately five years until the next scheduled maintenance outage reducing future EBITDA over that period of time.

        As of December 31, 2014, we had $267 million classified as current portion of debt, including debt at our variable interest entities of $172 million, a short term borrowing facility in China totaling $36 million, our scheduled Senior Credit Facilities amortization payments totaling $26 million, our annual financing of various insurance premiums totaling $14 million, and certain other short-term facilities and scheduled amortization payments totaling $19 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of December 31, 2014, we had approximately $356 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S. and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

Contractual Obligations and Commercial Commitments

        Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2014 are summarized below (dollars in millions):

	2015	2016 - 2017	2018 - 2019	After 2019	Total
Long-term debt, including current portion	$267	$1,615	$39	$3,279	$5,200
Interest expense(1)	245	423	357	285	1,310
Operating leases(2)	94	158	130	152	534
Purchase commitments(3)	1,365	679	181	190	2,415

Total(4)(5)	$1,971	$2,875	$707	$3,906	$9,459

(1)
Interest calculated using interest rates as of December 31, 2014 and contractual maturity dates assuming no refinancing or extension of debt instruments.

(2)
Future minimum lease payments have not been reduced by minimum sublease rentals of $3 million due in the future under noncancelable subleases.

(3)
We have various purchase commitments extending through 2027 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2015. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2014, 2013 and 2012, we made minimum payments of nil, $7 million and nil, respectively, under such take or pay contracts without taking the product.

(4)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2015	2016 - 2017	2018 - 2019	5-Year Average Annual
Pension plans	$92	$165	$237	$112
Other postretirement obligations	9	20	20	9
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

Restructuring, Impairment and Plant Closing Costs

        On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. Annual cost savings are expected to exceed $130 million and are expected to be achieved by the middle of 2016. In connection with this restructuring program, we recorded restructuring expense of $57 million in the fourth quarter of 2014 related primarily to workforce reductions. We expect to record additional restructuring expense in 2015 once negotiations of employee termination benefits with European works councils are completed.

        On February 12, 2015, we announced plans to reduce our titanium dioxide capacity by approximately 100 kt by closing specific operations at our Calais, France facility, subject to consultation with employees and appropriate representative groups. Annual cost savings are expected to be approximately $35 million and are expected to be achieved by the middle of 2016. This plan is in addition to that announced on December 1, 2014.

        During 2013, our Performance Products segment initiated a restructuring program to refocus its surfactants business in Europe. In connection with this program, in 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France to Wilmar. In addition, Wilmar has entered into a multi-year arrangement to purchase certain sulfated surfactant products from our facilities in St. Mihiel, France and Castiglione delle Stiviere, Italy. Additionally, in 2014 we ceased production at our Patrica, Italy surfactants facility. During 2014, we recorded charges of $23 million primarily related to workforce reductions. We expect to complete this program by the end of 2015.

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

        Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(29)	$(609)
—1% decrease	33	634
Expected long-term rates of return on plan assets
—1% increase	(42)	—
—1% decrease	42	—
Rate of compensation increase
—1% increase	16	116
—1% decrease	(16)	(89)

(1)
Estimated increase (decrease) on 2014 net periodic benefit cost

(2)
Estimated increase (decrease) on December 31, 2014 pension and postretirement liabilities and accumulated other comprehensive loss

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

        We tested goodwill for impairment at the beginning of the third quarter of 2014 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. Our most recent fair value determination resulted in an amount that exceeded the carrying amounts of reporting units by a significant margin.

Income Taxes

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2014, we had total valuation allowances of $702 million. See "Note 17. Income Taxes" to our consolidated financial statements for more information regarding our valuation allowances.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries that are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. We have material intercompany debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation, combined with the ability to return cash to the U.S. through payments of intercompany debt owed by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividends, we will repay certain of our intercompany debt. If any earnings were repatriated via dividend, we may need to accrue and pay taxes on the distributions. As discussed in "Note 17. Income Taxes" to our consolidated financial statements, we made a distribution of a portion of our earnings in 2013 when the amount of foreign tax credits associated with the distribution was greater than the amount of tax otherwise due. The undistributed earnings of foreign subsidiaries with positive earnings that are deemed to be permanently invested were approximately $307 million at December 31, 2014. It is not practicable to determine the unrecognized deferred tax liability on those earnings because of the significant assumptions necessary to compute the tax.

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

        Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2014, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2014 would have been approximately $34 million less or $40 million greater, respectively.

        We are required to evaluate the carrying value of our long-lived tangible and intangible assets whenever events indicate that such carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable. We determined that such indicators did not exist during the year ended December 31, 2014.

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

INTEREST RATE RISKS

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

        From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive (loss) income (dollars in millions):

December 31, 2014
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	January 2010	January 2015	2.8%	less than $1 current liability
50	December 2014	April 2017	2.5%	2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

December 31, 2013
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2009	December 2014	2.6%	$1 current liability
50	January 2010	January 2015	2.8%	1 current liability
50	December 2014	April 2017	2.5%	1 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        In 2009, Sasol-Huntsman, our consolidated 50% owned joint venture, entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. As of December 31, 2014, the interest rate contracts expired and we have only the remaining interest cap for future periods until December 2018. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the interest rate caps as of December 31, 2014 was €22 million (approximately $27 million) and the derivative transactions do not qualify for hedge accounting. As of December 31, 2014 and 2013, the fair value of this hedge was nil and €1 million (approximately $1 million), respectively, and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets. For 2014 and 2013, we recorded a reduction of interest expense of €1 million (approximately $1 million) and €1 million (approximately $2 million), respectively, due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2014 was $28 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2014 and 2013, the fair value of the swap was $3 million and $4 million, respectively, and was recorded as other current liabilities on our consolidated balance sheets. For 2014 and 2013, we recorded a reduction of interest expense of $1 million and $2 million, respectively, due to changes in fair value of the swap. As of December 31, 2014 Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 13. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        For the years ended December 31, 2014 and 2013, the changes in accumulated other comprehensive gain (loss) associated with these cash flow hedging activities were approximately $2 million and $(3) million, respectively.

        During 2015, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2014 and 2013, we had approximately $179 million and $193 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. The swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed USD payments of $5 million semi annually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of December 31, 2014 the fair value of this swap was $5 million and recorded in noncurrent assets.

        In conjunction with the issuance of our 2020 Senior Subordinated Notes, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2014 and 2013, the fair value of this swap was $43 million and $2 million, respectively, and was recorded in current assets. On February 11, 2015, we terminated $200 million notional amounts of these cross-currency interest rate contracts and received a $37 million payment from the counterparty.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive (loss) income. From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2014, we have designated approximately €655 million (approximately $800 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2014, 2013 and 2012, the amount of gain (loss) recognized on the hedge of our net investment was $97 million, $(22) million and $(11) million, respectively, and was recorded in other comprehensive (loss) income. As of December 31, 2014, we had approximately €1,516 million (approximately $1,851 million) in net euro assets.

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

        On October 1, 2014, we completed the Rockwood Acquisition. As a result, we have excluded the internal controls of Rockwood from our annual evaluation of the effectiveness of internal control over financial reporting for our Company and Huntsman International. For the year ended December 31, 2014, Rockwood represents 2.9% of total revenues of our Company and Huntsman International, and as of December 31, 2014, Rockwood represents 13.4% and 13.3% of total assets of our Company and Huntsman International, respectively.

        Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2014, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) ("COSO").

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

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company during 2014 in training, performing and evaluating our internal controls.

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
February 18, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. ("Rockwood"), which was acquired on October 1, 2014 and whose financial statements constitute 13.4% of total assets and 2.9% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Rockwood. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. ("Rockwood"), which was acquired on October 1, 2014 and whose financial statements constitute 13.3% of total assets and 2.9% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Rockwood. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2015

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

(b)
Description of exhibits.

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)

3.2	Fourth Amended and Restated Bylaws of Huntsman Corporation effective September 12, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 12, 2013)

4.1	Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))

4.2	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)

4.3	Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)

4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)

4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

Number	Description
4.6	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

4.7	Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)

4.8	Form of 8.625% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)

4.9	Form of Guarantee (included as Exhibit E to Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)

4.10	Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)

4.11	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)

4.12	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.13) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)

4.13	Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2013)

4.14	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2013)

4.15	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.13) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2013)

4.16	Indenture, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)

4.17	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.16) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)

4.18	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.16) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)

10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)

10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

Number	Description
10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.4	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.6	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

10.9	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))

10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)

10.11	Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))

10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

Number	Description
10.16	Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))

10.17	Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2007 (File No. 001-32427))

10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

10.23	Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)

10.26	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009)

Number	Description
10.27	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009)

10.28	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)

10.29	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009)

10.30	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009)

10.31	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)

10.32	Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)

10.33	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)

10.34	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)

10.35	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)

10.36	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)

10.37	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)

10.38	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)

Number	Description
10.39	Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)

10.40	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)

10.41	Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)

10.42	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)

10.43	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)

10.44	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)

10.45	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)

10.46	Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)

10.47	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)

10.48	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)

10.49	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.56 to our annual report on Form 10-K filed on February 12, 2013)

10.50	Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)

10.51	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)

10.52	Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 2, 2013)

Number	Description
10.53	Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013)

10.54	Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)

10.55	Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013) as amended by Amendment to Stock Purchase Agreement dated as of March 20, 2014 (incorporated by reference to Exhibit 2.1 to our quarterly report on Form 10-Q filed on April 29, 2014) as amended by Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on July 30, 2014) as amended by Amendment No. 3 to Stock Purchase Agreement dated as of September 30, 2014 (incorporated by reference to Exhibit 2.2 to our quarterly report on Form 10-Q filed on October 27, 2014)

10.56	Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)

10.57	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2013)

10.58	Registration Rights Agreement, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein and Citigroup Global Markets Limited, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 23, 2013)

10.59	Consulting Agreement effective January 1, 2014 between Huntsman International LLC and Jon M. Huntsman, Jr. (incorporated by reference to Exhibit 10.65 to our annual report on Form 10-K filed on February 11, 2014)

10.60	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2014)

10.61	Eleventh Amendment, dated as of August 12, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)

10.62	Twelfth Amendment, dated as of August 13, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)

Number	Description
10.63	Thirteenth Amendment to Credit Agreement, dated as of October 1, 2014, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 7, 2014)

10.64	Registration Rights Agreement, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)

10.65*	Form of Performance Share Unit Award Agreement

10.66*	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement

21.1*	Subsidiaries of Huntsman Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2015

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 18th day of February 2015.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 18th day of February 2015.

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
/s/ DAVID M. STRYKER David M. Stryker Executive Vice President, General Counsel Chief Compliance Officer and Secretary

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-4
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-8
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-10
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-11
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-12
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012	F-13
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012	F-14
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-15
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-17
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F-109
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F-114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2015

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$860	$520
Restricted cash(a)	10	9
Accounts and notes receivable (net of allowance for doubtful accounts of $34 and $42, respectively), ($472 and $521 pledged as collateral, respectively)(a)	1,665	1,542
Accounts receivable from affiliates	42	33
Inventories(a)	2,025	1,741
Prepaid expenses	62	61
Deferred income taxes	62	53
Other current assets(a)	313	200

Total current assets	5,039	4,159
Property, plant and equipment, net(a)	4,423	3,824
Investment in unconsolidated affiliates	350	285
Intangible assets, net(a)	95	87
Goodwill	122	131
Deferred income taxes	435	243
Other noncurrent assets(a)	538	459

Total assets	$11,002	$9,188

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,218	$1,067
Accounts payable to affiliates	57	46
Accrued liabilities(a)	739	726
Deferred income taxes	51	43
Current portion of debt(a)	267	277

Total current liabilities	2,332	2,159
Long-term debt(a)	4,933	3,633
Notes payable to affiliates	6	6
Deferred income taxes	333	313
Other noncurrent liabilities(a)	1,447	948

Total liabilities	9,051	7,059
Commitments and contingencies (Notes 18 and 19)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 248,893,036 and 245,930,859 issued and 243,416,979 and 240,401,442 outstanding in 2014 and 2013, respectively	3	2
Additional paid-in capital	3,385	3,305
Treasury stock, 4,043,526 shares at both December 31, 2014 and 2013	(50)	(50)
Unearned stock-based compensation	(14)	(13)
Accumulated deficit	(493)	(687)
Accumulated other comprehensive loss	(1,053)	(577)

Total Huntsman Corporation stockholders' equity	1,778	1,980
Noncontrolling interests in subsidiaries	173	149

Total equity	1,951	2,129

Total liabilities and equity	$11,002	$9,188

(a)
At December 31, 2014 and December 31, 2013, respectively, $46 and $39 of cash and cash equivalents, $10 and $9 of restricted cash, $41 each of accounts and notes receivable (net), $68 and $54 of inventories, $6 and $3 of other current assets, $339 and $369 of property, plant and equipment (net), $40 and $17 of intangible assets (net), $27 and $28 of other noncurrent assets, $92 and $73 of accounts payable, $37 and $32 of accrued liabilities, $172 and $183 of current portion of debt, $36 and $64 of long-term debt, and $97 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2014	2013	2012
Revenues:
Trade sales, services and fees, net	$11,317	$10,847	$10,964
Related party sales	261	232	223

Total revenues	11,578	11,079	11,187
Cost of goods sold	9,659	9,326	9,153

Gross profit	1,919	1,753	2,034
Operating expenses:
Selling, general and administrative	974	942	951
Research and development	158	140	152
Other operating (income) expense	(4)	10	(6)
Restructuring, impairment and plant closing costs	158	151	92

Total expenses	1,286	1,243	1,189

Operating income	633	510	845
Interest expense	(205)	(190)	(226)
Equity in income of investment in unconsolidated affiliates	6	8	7
Loss on early extinguishment of debt	(28)	(51)	(80)
Other (loss) income	(2)	2	1

Income from continuing operations before income taxes	404	279	547
Income tax expense	(51)	(125)	(169)

Income from continuing operations	353	154	378
Loss from discontinued operations	(8)	(5)	(7)

Income before extraordinary gain	345	149	371
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2

Net income	345	149	373
Net income attributable to noncontrolling interests	(22)	(21)	(10)

Net income attributable to Huntsman Corporation	$323	$128	$363

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2014	2013	2012
Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.36	$0.55	$1.55
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.03)	(0.02)	(0.03)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01

Net income attributable to Huntsman Corporation common stockholders	$1.33	$0.53	$1.53

Weighted average shares	242.1	239.7	237.6

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.34	$0.55	$1.53
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.03)	(0.02)	(0.03)
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01

Net income attributable to Huntsman Corporation common stockholders	$1.31	$0.53	$1.51

Weighted average shares	246.0	242.4	240.6

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$331	$133	$368
Loss from discontinued operations, net of tax	(8)	(5)	(7)
Extraordinary gain on the acquisition of a business, net of tax	—	—	2

Net income	$323	$128	$363

Dividends per share	$0.50	$0.50	$0.40

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2014	2013	2012
Net income	$345	$149	$373
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments, net of tax of $47, $13 and $20 in 2014, 2013 and 2012, respectively	(221)	(23)	51
Pension and other postretirement benefits adjustments, net of tax of $182, $83 and $197 in 2014, 2013 and 2012, respectively	(271)	185	(236)
Other, net	1	10	(1)

Other comprehensive (loss) income, net of tax	(491)	172	(186)

Comprehensive (loss) income	(146)	321	187
Comprehensive income attributable to noncontrolling interests	(7)	(26)	(9)

Comprehensive (loss) income attributable to Huntsman Corporation	$(153)	$295	$178

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$114	$1,776
Net income	—	—	—	—	—	363	—	10	373
Other comprehensive loss	—	—	—	—	—	—	(185)	(1)	(186)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—	—
Vesting of stock awards	2,162,043	—	10	—	—	—	—	—	10
Recognition of stock-based compensation	—	—	9	—	12	—	—	—	21
Repurchase and cancellation of stock awards	(537,039)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	902,331	—	3	—	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	—	4
Acquisition of a business	—		(2)	—	—	—	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	—	(96)

Balance, December 31, 2012	238,273,422	2	3,264	(50)	(12)	(687)	(744)	123	1,896
Net income	—	—	—	—	—	128	—	21	149
Other comprehensive income	—	—	—	—	—	—	167	5	172
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	8	—	13	—	—	—	21
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	1,364,341	—	13	—	—	—	—	—	13
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(120)	—	—	(120)

Balance, December 31, 2013	240,401,442	2	3,305	(50)	(13)	(687)	(577)	149	2,129
Net income	—	—	—	—	—	323	—	22	345
Other comprehensive loss	—	—	—	—	—	—	(476)	(15)	(491)
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	1,018,050	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	10	—	14	—	—	—	24
Repurchase and cancellation of stock awards	(302,200)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	2,299,687	1	47	—	—	—	—	—	48
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	—	—	—	5	5
Acquisition of a business	—	—	—	—	—	—	—	16	16
Dividends declared on common stock	—	—	—	—	—	(121)	—	—	(121)

Balance, December 31, 2014	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$173	$1,951

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$345	$149	$373
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(6)	(8)	(7)
Depreciation and amortization	445	448	432
Provision for losses on accounts receivable	—	2	4
Loss on disposal of businesses/assets, net	4	5	—
Loss on early extinguishment of debt	28	51	80
Noncash interest expense	11	11	33
Noncash restructuring and impairment charges	37	13	15
Deferred income taxes	(51)	10	(38)
Noncash loss on foreign currency transactions	15	31	11
Stock-based compensation	28	29	27
Other, net	(2)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	2	(11)	—
Inventories	(20)	77	(248)
Prepaid expenses	(2)	(11)	(3)
Other current assets	(44)	23	24
Other noncurrent assets	(44)	(113)	103
Accounts payable	86	(12)	146
Accrued liabilities	11	(39)	23
Other noncurrent liabilities	(83)	53	(201)

Net cash provided by operating activities	760	708	774

Investing Activities:
Capital expenditures	(601)	(471)	(412)
Cash received from unconsolidated affiliates	51	71	82
Investment in unconsolidated affiliates	(108)	(104)	(127)
Acquisition of businesses, net of cash acquired	(960)	(66)	(18)
Proceeds from sale of businesses/assets	15	2	6
Other, net	(3)	2	(2)

Net cash used in investing activities	(1,606)	(566)	(471)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2014	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(4)	$(15)
Net (repayments) borrowings on overdraft facilities	(5)	(9)	2
Repayments of short-term debt	(8)	(18)	(53)
Borrowings on short-term debt	15	15	—
Repayments of long-term debt	(418)	(840)	(694)
Proceeds from issuance of long-term debt	1,792	979	405
Repayments of notes payable	(34)	(40)	(37)
Borrowings on notes payable	33	35	34
Debt issuance costs paid	(67)	(11)	(11)
Call premiums related to early extinguishment of debt	(24)	(4)	(2)
Contingent consideration paid for acquisition	(6)	—	—
Dividends paid to common stockholders	(121)	(120)	(96)
Repurchase and cancellation of stock awards	(7)	(6)	(7)
Proceeds from issuance of common stock	47	13	3
Excess tax benefit related to stock-based compensation	1	1	4
Other, net	—	3	(6)

Net cash provided by (used in) financing activities	1,197	(6)	(473)

Effect of exchange rate changes on cash	(11)	(3)	3

Increase (decrease) in cash and cash equivalents	340	133	(167)
Cash and cash equivalents at beginning of period	520	387	554

Cash and cash equivalents at end of period	$860	$520	$387

Supplemental cash flow information:
Cash paid for interest	$208	$187	$209
Cash paid for income taxes	165	78	224

        During 2014, 2013 and 2012, the amount of capital expenditures in accounts payable (decreased) increased by $(2) million, $(16) million and $31 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

        We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2015

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents(a)	$710	$515
Restricted cash(a)	10	9
Accounts and notes receivable (net of allowance for doubtful accounts of $34 and $42, respectively), ($472 and $521 pledged as collateral, respectively)(a)	1,665	1,542
Accounts receivable from affiliates	346	325
Inventories(a)	2,025	1,741
Prepaid expenses	61	61
Deferred income taxes	62	53
Other current assets(a)	306	200

Total current assets	5,185	4,446
Property, plant and equipment, net(a)	4,375	3,759
Investment in unconsolidated affiliates	350	285
Intangible assets, net(a)	96	88
Goodwill	122	131
Deferred income taxes	435	243
Other noncurrent assets(a)	538	459

Total assets	$11,101	$9,411

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,218	$1,067
Accounts payable to affiliates	74	53
Accrued liabilities(a)	736	742
Deferred income taxes	52	44
Note payable to affiliate	100	100
Current portion of debt(a)	267	277

Total current liabilities	2,447	2,283
Long-term debt(a)	4,933	3,633
Notes payable to affiliates	656	779
Deferred income taxes	326	303
Other noncurrent liabilities(a)	1,443	938

Total liabilities	9,805	7,936
Commitments and contingencies (Notes 18 and 19)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,166	3,138
Accumulated deficit	(956)	(1,194)
Accumulated other comprehensive loss	(1,087)	(618)

Total Huntsman International LLC members' equity	1,123	1,326
Noncontrolling interests in subsidiaries	173	149

Total equity	1,296	1,475

Total liabilities and equity	$11,101	$9,411

(a)
At December 31, 2014 and December 31, 2013, respectively, $46 and $39 of cash and cash equivalents, $10 and $9 of restricted cash, $41 each of accounts and notes receivable (net), $68 and $54 of inventories, $6 and $3 of other current assets, $339 and $369 of property, plant and equipment (net), $40 and $17 of intangible assets (net), $27 and $28 of other noncurrent assets, $92 and $73 of accounts payable, $37 and $32 of accrued liabilities, $172 and $183 of current portion of debt, $36 and $64 of long-term debt, and $97 and $45 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2014	2013	2012
Revenues:
Trade sales, services and fees, net	$11,317	$10,847	$10,964
Related party sales	261	232	223

Total revenues	11,578	11,079	11,187
Cost of goods sold	9,651	9,309	9,146

Gross profit	1,927	1,770	2,041
Operating expenses:
Selling, general and administrative	969	936	934
Research and development	158	140	152
Other operating (income) expense	(4)	10	(6)
Restructuring, impairment and plant closing costs	158	151	92

Total expenses	1,281	1,237	1,172

Operating income	646	533	869
Interest expense	(214)	(203)	(238)
Equity in income of investment in unconsolidated affiliates	6	8	7
Loss on early extinguishment of debt	(28)	(51)	(80)
Other (loss) income	(1)	2	1

Income from continuing operations before income taxes	409	289	559
Income tax expense	(43)	(137)	(179)

Income from continuing operations	366	152	380
Loss from discontinued operations, net of tax	(9)	(5)	(7)

Income before extraordinary gain	357	147	373
Extraordinary gain on the acquisition of a business, net of tax of nil	—	—	2

Net income	357	147	375
Net income attributable to noncontrolling interests	(22)	(21)	(10)

Net income attributable to Huntsman International LLC	$335	$126	$365

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2014	2013	2012
Net income	$357	$147	$375
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments, net of tax of $34, nil and $7 in 2014, 2013 and 2012, respectively	(221)	(25)	51
Pension and other postretirement benefits adjustments, net of tax of $211, $113 and $228 in 2014, 2013 and 2012, respectively	(264)	193	(231)
Other, net	1	10	(1)

Other comprehensive (loss) income, net of tax	(484)	178	(181)

Comprehensive (loss) income	(127)	325	194
Comprehensive income attributable to noncontrolling interests	(7)	(26)	(9)

Comprehensive (loss) income attributable to Huntsman International LLC	$(134)	$299	$185

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2012	2,728	$3,081	$(1,493)	$(611)	$114	$1,091
Net income	—	—	365	—	10	375
Dividends paid to parent	—	—	(96)	—	—	(96)
Other comprehensive loss	—	—	—	(180)	(1)	(181)
Contribution from parent	—	26	—	—	—	26
Acquisition of a business	—	(2)	—	—	—	(2)
Excess tax benefit related to stock-based compensation	—	4	—	—	—	4

Balance, December 31, 2012	2,728	3,109	(1,224)	(791)	123	1,217
Net income	—	—	126	—	21	147
Dividends paid to parent	—	—	(96)	—	—	(96)
Other comprehensive income	—	—	—	173	5	178
Contribution from parent	—	28	—	—	—	28
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, December 31, 2013	2,728	3,138	(1,194)	(618)	149	1,475
Net income	—	—	335	—	22	357
Dividends paid to parent	—	—	(97)	—	—	(97)
Other comprehensive loss	—	—	—	(469)	(15)	(484)
Contribution from parent	—	27	—	—	—	27
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	5	5
Acquisition of a business	—	—	—	—	16	16

Balance, December 31, 2014	2,728	$3,166	$(956)	$(1,087)	$173	$1,296

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$357	$147	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(6)	(8)	(7)
Depreciation and amortization	430	424	408
Provision for losses on accounts receivable	—	2	4
Loss on disposal of businesses/assets, net	4	5	—
Loss on early extinguishment of debt	28	51	80
Noncash interest expense	21	23	45
Noncash restructuring and impairment charges	37	13	15
Deferred income taxes	(48)	56	76
Noncash loss on foreign currency transactions	15	31	11
Noncash compensation	27	28	26
Other, net	(3)	—	(2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	2	(11)	—
Inventories	(20)	77	(248)
Prepaid expenses	(2)	(11)	(3)
Other current assets	(37)	23	(1)
Other noncurrent assets	(44)	(113)	103
Accounts payable	76	(24)	134
Accrued liabilities	(8)	(39)	41
Other noncurrent liabilities	(75)	60	(197)

Net cash provided by operating activities	754	734	860

Investing Activities:
Capital expenditures	(601)	(471)	(412)
Cash received from unconsolidated affiliates	51	71	82
Investment in unconsolidated affiliates	(108)	(104)	(127)
Acquisition of businesses, net of cash acquired	(960)	(66)	(18)
Proceeds from sale of businesses/assets	15	2	6
Increase in receivable from affiliate	(2)	(48)	(108)
Other, net	(2)	2	(1)

Net cash used in investing activities	(1,607)	(614)	(578)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2014	2013	2012
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(4)	$(15)
Net (repayments) borrowings on overdraft facilities	(5)	(9)	2
Repayments of short-term debt	(8)	(18)	(53)
Borrowings on short-term debt	15	15	—
Repayments of long-term debt	(418)	(840)	(694)
Proceeds from issuance of long-term debt	1,792	979	405
Repayments of notes payable to affiliate	(122)	—	(139)
Proceeds from notes payable to affiliate	—	177	299
Repayments of notes payable	(34)	(40)	(37)
Borrowings on notes payable	33	35	34
Debt issuance costs paid	(67)	(11)	(11)
Call premiums related to early extinguishment of debt	(24)	(4)	(2)
Contingent consideration paid for acquisition	(6)	—	—
Dividends paid to parent	(97)	(96)	(96)
Excess tax benefit related to stock-based compensation	1	1	4
Other, net	—	3	(3)

Net cash provided by (used in) financing activities	1,059	188	(306)

Effect of exchange rate changes on cash	(11)	(3)	3

Increase (decrease) in cash and cash equivalents	195	305	(21)
Cash and cash equivalents at beginning of period	515	210	231

Cash and cash equivalents at end of period	$710	$515	$210

Supplemental cash flow information:
Cash paid for interest	$208	$205	$209
Cash paid for income taxes	165	44	129

        During 2014, 2013 and 2012, the amount of capital expenditures in accounts payable (decreased) increased by $(2) million, $(16) million and $31 million, respectively. During the years ended 2014, 2013 and 2012, Huntsman Corporation contributed $27 million, $28 million and $26 million, respectively to stock-based compensation.

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

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments.

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments and Additives segment produces inorganic chemical products. In a series of transactions beginning in 2006, we sold or shutdown substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We report the results of these businesses as discontinued operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ASSET RETIREMENT OBLIGATIONS

        We accrue for asset retirement obligations, which consist primarily of landfill capping, closure and post-closure costs and asbestos abatement costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its estimated settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations were $26 million and $29 million at December 31, 2014 and 2013, respectively.

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

        Foreign currency transaction gains and losses are recorded in other operating (income) expense in our consolidated statements of operations and were net losses of $15 million, $11 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        We do not provide for income taxes or benefits on the undistributed earnings of our non-U.S. subsidiaries that are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLE ASSETS AND GOODWILL

        Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents and technology	5 - 30 years
Trademarks	13 - 30 years
Licenses and other agreements	5 - 15 years
Other intangibles	5 - 15 years

        Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to any method of amortization, but is tested for impairment annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the fair value is less than the carrying value of the related reporting unit, we are required to reduce the amount of goodwill through a charge to earnings. Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. Goodwill has been assigned to reporting units for purposes of impairment testing. The net change to goodwill in response to changes in foreign currency exchange rates during 2014 was $9 million.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$331	$133	$368

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$323	$128	$363

Shares (denominator):
Weighted average shares outstanding	242.1	239.7	237.6
Dilutive securities:
Stock-based awards	3.9	2.7	3.0

Total weighted average shares outstanding, including dilutive shares	246.0	242.4	240.6

        Additional stock-based awards of 1.0 million, 7.3 million and 7.8 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2014, 2013 and 2012, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

OTHER NONCURRENT ASSETS

        Other noncurrent assets consist primarily of spare parts, deferred debt issuance costs, the overfunded portion related to defined benefit plans for employees and capitalized turnaround costs. Debt issuance costs are amortized using the interest method over the term of the related debt.

PRINCIPLES OF CONSOLIDATION

        Our consolidated financial statements include the accounts of our wholly owned and majority owned subsidiaries and any variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

Buildings and equipment	5 - 50 years
Plant and equipment	3 - 30 years
Furniture, fixtures and leasehold improvements	5 - 20 years

        Interest expense capitalized as part of plant and equipment was $16 million, $7 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

SECURITIZATION OF ACCOUNTS RECEIVABLE

        Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing in both U.S. dollars and euros. The amounts outstanding under our A/R Programs are accounted for as secured borrowings. See "Note 13. Debt—Direct and Subsidiary Debt—A/R Programs."

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2014

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, requiring entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. We adopted the amendments in this ASU effective January 1, 2014, and the initial adoption of the amendments in this ASU did not have any impact on our consolidated financial statements.

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, resolving diversity in practice and clarifying the applicable guidance for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or business within a foreign entity. We adopted the amendments in this ASU effective January 1, 2014, and the initial adoption of the amendments in this ASU did not have any impact on our consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, providing guidance on the presentation of unrecognized tax benefits in the financial statements as either a reduction to a deferred tax asset or as a liability to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards ("NOLs"), similar tax losses or tax credit carryforwards exist. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted the amendments in this ASU effective January 1, 2014, and the initial adoption of the amendments in this ASU did not have any impact on our consolidated financial statements.

        In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, providing guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period in which the change-in-control event occurs or otherwise in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this ASU were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. We adopted the amendments in this ASU effective November 18, 2014, and the initial adoption of the amendments in this ASU did not have any impact on our consolidated financial statements.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments in this ASU should be applied retrospectively, and early application is not permitted. We are currently evaluating the impact of the adoption of the amendments in this ASU on our consolidated financial statements.

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

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, eliminating from US GAAP the concept of extraordinary items. Reporting entities will no longer have to assess whether a particular event or transaction event is extraordinary. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or may also apply them retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS AND DISPOSITIONS

ROCKWOOD ACQUISITION

        On October 1, 2014, we completed the Rockwood Acquisition. We paid $1.04 billion in cash, subject to certain purchase price adjustments, and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. The acquisition was financed using a bank term loan. The majority of the acquired businesses have been integrated into our Pigments and Additives segment. Transaction costs charged to expense related to this acquisition were $24 million and $8 million for the years ended December 31, 2014 and 2013, respectively, and were recorded in selling, general and administrative expenses in our consolidated statements of operations.

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

  •
  specialty automotive molded components.

        In connection with securing certain regulatory approvals required to complete the Rockwood Acquisition, we sold our TiO2 TR52 product line used in printing inks to Henan in December 2014. The sale did not include any manufacturing assets but does include an agreement to supply TR52 product to Henan during a transitional period.

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

Cash paid for Rockwood Acquisition	$1,038
Expected purchase price adjustment receivable	(25)

Expected net acquisition cost	$1,013

Fair value of assets acquired and liabilities assumed:
Cash	$78
Accounts receivable, net	220
Inventories	400
Prepaid expenses and other current assets	46
Property, plant and equipment	591
Intangible assets	33
Deferred income taxes, non-current	126
Other assets	9
Accounts payable	(146)
Accrued expenses and other current liabilities	(80)
Long-term debt, non-current	(3)
Pension and related liabilities	(233)
Deferred income taxes, non-current	(10)
Other liabilities	(18)

Total fair value of net assets acquired	$1,013

        The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, asset retirement obligations, and environmental and other legal reserves, and finalizing the expected purchase price adjustment receivable. None of the fair value of this acquisition was allocated to goodwill. It is possible that changes to this allocation could occur. The acquired businesses had revenues and net loss of $330 million and $2 million, respectively, for the period from the date of acquisition to December 31, 2014. If the Rockwood Acquisition were to have occurred on January 1, 2013, the following estimated pro forma revenues and net income attributable to Huntsman

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

Corporation and Huntsman International would have been reported (dollars in millions, except per share amounts):

Huntsman Corporation

	Pro Forma
	Year ended December 31, (Unaudited)
	2014	2013
Revenues	$12,724	$12,599
Net income attributable to Huntsman Corporation	398	100
Income per share:
Basic	$1.64	$0.42
Diluted	1.62	0.41

Huntsman International

	Pro Forma
	Year ended December 31, (Unaudited)
	2014	2013
Revenues	$12,724	$12,599
Net income attributable to Huntsman International	410	98

OXID ACQUISITION

        On August 29, 2013, we completed the Oxid Acquisition. The acquisition cost of approximately $76 million consists of cash payments of approximately $66 million and contingent consideration of $10 million. The contingent consideration relates to an earn-out agreement which will be paid over two years if certain conditions are met. Related to this earn-out agreement, $6 million was paid during 2014 and the balance has been paid in 2015. The acquired business has been integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant.

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

        Intangible assets acquired consist primarily of developed technology and customer relationships, both of which will be amortized over 15 years. If the Oxid Acquisition were to have occurred on January 1, 2012, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions, except per share amounts):

Huntsman Corporation

	Pro Forma
	Year ended December 31, (Unaudited)
	2013	2012
Revenues	$11,142	$11,269
Net income attributable to Huntsman Corporation	135	369
Income per share:
Basic	$0.56	$1.55
Diluted	0.56	1.53

Huntsman International

	Pro Forma
	Year ended December 31, (Unaudited)
	2013	2012
Revenues	$11,142	$11,269
Net income attributable to Huntsman International	133	371

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS AND DISPOSITIONS (Continued)

TEXTILE EFFECTS ACQUISITION

        On June 30, 2006, we acquired Ciba's textile effects business and accounted for the Textile Effects Acquisition using the purchase method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed and determined the excess of fair value of net assets over cost. Because the fair value of the acquired assets and liabilities assumed exceeded the purchase price, the value of the long-lived assets acquired was reduced to zero. Accordingly, no basis was assigned to property, plant and equipment or any other non-current nonfinancial assets and the remaining excess was recorded as an extraordinary gain. During 2012, we recorded an additional extraordinary gain on the acquisition of $2 million, related to settlement of contingent purchase price consideration, the reversal of accruals for certain restructuring and employee termination costs recorded in connection with the Textile Effects Acquisition and a reimbursement by Ciba of certain costs pursuant to the acquisition agreements.

4. INVENTORIES

        Inventories consisted of the following (dollars in millions):

	December 31, 2014	December 31, 2013
Raw materials and supplies	$508	$433
Work in progress	96	92
Finished goods	1,494	1,290

Total	2,098	1,815
LIFO reserves	(73)	(74)

Net	$2,025	$1,741

        For December 31, 2014 and 2013, approximately 9% and 11%, respectively, of inventories were recorded using the LIFO cost method.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

  Huntsman Corporation

	December 31,
	2014	2013
Land	$227	$159
Buildings	799	730
Plant and equipment	6,889	6,589
Construction in progress	869	613

Total	8,784	8,091
Less accumulated depreciation	(4,361)	(4,267)

Net	$4,423	$3,824

        Depreciation expense for 2014, 2013 and 2012 was $413 million, $415 million and $399 million, respectively, of which nil, $2 million and $5 million was related to discontinued operations in 2014, 2013 and 2012, respectively.

  Huntsman International

	December 31,
	2014	2013
Land	$227	$159
Buildings	799	730
Plant and equipment	6,918	6,617
Construction in progress	869	613

Total	8,813	8,119
Less accumulated depreciation	(4,438)	(4,360)

Net	$4,375	$3,759

        Depreciation expense for 2014, 2013 and 2012 was $398 million, $391 million and $375 million, respectively, of which nil, $2 million and $5 million was related to discontinued operations in 2014, 2013 and 2012, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES (Continued)

        Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2014	2013
Equity Method:
Louisiana Pigment Company, L.P. (50%)	$91	$104
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	100	87
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	122	62
Jurong Ningwu New Materials Development Co., Ltd. (30%)	16	15
Nippon Aqua Co., Ltd. (15)%	12	8
Others	—	1

Total equity method investments	341	277
Cost Method:
International Diol Company (4%)	5	5
White Mountain Titanium Corporation (3%)	3	3
Others	1	—

Total investments	$350	$285

(1)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

        On November 13, 2012, we entered into an agreement to form a joint venture with Sinopec (Nanjing Jingling). The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. Our total equity investment is anticipated to be approximately $90 million, net of reimbursements, and we expect to receive approximately $50 million of license fees from the joint venture. The timing of equity contributions and license fee payments depends on various factors, but the majority are expected to be made over the course of the construction period of the plant (expected to be completed in the second half of 2016). At the end of 2014, cumulative capital contributions were approximately $85 million, net of license fees from the joint venture.

7. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

  •
  Pacific Iron Products Sdn Bhd manufactures products for our Pigments and Additives segment. In this joint venture we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture we are exposed to the risk related to the fluctuation of raw material pricing.

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

  •
  Viance is our 50%-owned joint venture with Dow Chemical. Viance markets timber treatment products for our Pigments and Additives segment. Our joint venture interest in Viance was acquired as part of the Rockwood Acquisition on October 1, 2014. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility, and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance's behalf. As a result, we concluded that we are the primary beneficiary and began consolidating Viance upon the Rockwood Acquisition on October 1, 2014.

        Creditors of these entities have no recourse to our general credit. See "Note 13. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at December 31, 2014, the joint ventures' assets, liabilities and results of operations are included in our consolidated financial statements.

        The following table summarizes the carrying amount of Rubicon LLC, Pacific Iron Products Sdn Bhd, Arabian Amines Company and Sasol-Huntsman's assets and liabilities included in our

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. VARIABLE INTEREST ENTITIES (Continued)

consolidated balance sheets, before intercompany eliminations, as of December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014	December 31, 2013
Current assets	$176	$147
Property, plant and equipment, net	335	369
Other noncurrent assets	70	76
Deferred income taxes	50	28
Intangible assets	15	17
Goodwill	14	16

Total assets	$660	$653

Current liabilities	$348	$330
Long-term debt	42	72
Deferred income taxes	9	9
Other noncurrent liabilities	97	45

Total liabilities	$496	$456

        The following table summarizes the fair value of Viance's assets and liabilities as of October 1, 2014 recorded upon initial consolidation in our consolidated balance sheet and the carrying amounts of such assets and liabilities as of December 31, 2014, before intercompany eliminations (dollars in millions):

	December 31, 2014	October 1, 2014
Current assets	$10	$15
Property, plant and equipment, net	5	2
Other noncurrent assets	—	1
Intangible assets	24	27

Total assets	$39	$45

Total liabilities	$8	$13

        Viance had revenues and net income of $21 million and $2 million, respectively, for the period from the date of acquisition to December 31, 2014. For more information regarding the Rockwood Acquisition, see "Note 3. Business Combinations and Dispositions—Rockwood Acquisition."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$371	$328	$43	$384	$339	$45
Licenses and other agreements	37	19	18	52	19	33
Non-compete agreements	4	2	2	4	2	2
Other intangibles	87	55	32	62	55	7

Total	$499	$404	$95	$502	$415	$87

        Amortization expense was $19 million, $21 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Huntsman International

	December 31, 2014			December 31, 2013
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$371	$328	$43	$384	$339	$45
Licenses and other agreements	37	19	18	52	19	33
Non-compete agreements	4	2	2	4	2	2
Other intangibles	94	61	33	70	62	8

Total	$506	$410	$96	$510	$422	$88

        Amortization expense for Huntsman International was $19 million, $21 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Our and Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2015	$9
2016	10
2017	10
2018	10
2019	9

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER NONCURRENT ASSETS

        Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2014	2013
Capitalized turnaround costs	$191	$192
Spare parts inventory	96	100
Debt issuance costs	83	32
Deposits	43	41
Catalyst assets	28	26
Pension assets	8	20
Other	89	48

Total	$538	$459

        Amortization expense of catalyst assets for the years ended December 31, 2014, 2013 and 2012 was $13 million, $12 million and $10 million, respectively.

10. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2014	2013
Payroll and related costs	$204	$172
Volume and rebate accruals	79	95
Restructuring and plant closing costs	89	55
Taxes other than income taxes	65	79
Income taxes	35	61
Interest	32	35
Pension liabilities	13	12
Self-insured casualty loss reserves	12	12
Other postretirement benefits	9	9
Environmental accruals	7	5
Legal reserve	6	3
Deferred revenue	5	11
Asset retirement obligations	—	1
Other miscellaneous accruals	183	176

Total	$739	$726

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES (Continued)

Huntsman International

	December 31,
	2014	2013
Payroll and related costs	$204	$172
Volume and rebate accruals	79	95
Restructuring and plant closing costs	89	55
Taxes other than income taxes	65	79
Income taxes	35	80
Interest	32	35
Pension liabilities	13	12
Self-insured casualty loss reserves	12	12
Other postretirement benefits	9	9
Environmental accruals	7	5
Legal reserve	6	3
Deferred revenue	5	11
Asset retirement obligations	—	1
Other miscellaneous accruals	180	173

Total	$736	$742

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of December 31, 2014, 2013 and 2012, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2012	$73	$—	$17	$2	$92
2012 charges for 2011 and prior initiatives	9	5	—	10	24
2012 charges for 2012 initiatives	64	—	—	5	69
Reversal of reserves no longer required	(15)	—	—	(1)	(16)
2012 payments for 2011 and prior initiatives	(31)	(6)	(2)	(11)	(50)
2012 payments for 2012 initiatives	(12)	—	—	(6)	(18)
Foreign currency effect on liability balance	2	1	—	1	4

Accrued liabilities as of December 31, 2012	90	—	15	—	105
2013 charges for 2012 and prior initiatives	32	16	53	20	121
2013 charges for 2013 initiatives	28	—	—	8	36
Reversal of reserves no longer required	(22)	—	(4)	—	(26)
2013 payments for 2012 and prior initiatives	(66)	(16)	(3)	(19)	(104)
2013 payments for 2013 initiatives	(10)	—	—	(8)	(18)
Net activity of discontinued operations	—	—	(3)	—	(3)
Foreign currency effect on liability balance	—	—	2	—	2

Accrued liabilities as of December 31, 2013	52	—	60	1	113
Pigments and Additives opening balance sheet liabilities	1	—	—	—	1
2014 charges for 2013 and prior initiatives	37	7	4	17	65
2014 charges for 2014 initiatives	64	—	—	—	64
Reversal of reserves no longer required	(4)	—	—	(1)	(5)
2014 payments for 2013 and prior initiatives	(58)	(7)	(8)	(13)	(86)
2014 payments for 2014 initiatives	(1)	—	—	(1)	(2)
Net activity of discontinued operations	—	—	(2)	—	(2)
Foreign currency effect on liability balance	(4)	—	(6)	—	(10)

Accrued liabilities as of December 31, 2014	$87	$—	$48	$3	$138

(1)
The total workforce reduction reserves of $87 million relate to the termination of 1,572 positions, of which 1,418 positions had not been terminated as of December 31, 2014.

(2)
Accrued liabilities remaining at December 31, 2014 and 2013 by year of initiatives were as follows (dollars in millions):

	December 31,
	2014	2013
2012 initiatives and prior	$63	$95
2013 initiatives	12	18
2014 initiatives	63	—

Total	$138	$113

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments and Additives	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2012	—	1	12	69	3	6	1	92
2012 charges for 2011 and prior initiatives	—	1	4	14	4	—	1	24
2012 charges for 2012 initiatives	38	—	30	—	—	—	1	69
Reversal of reserves no longer required	—	—	—	(16)	—	—	—	(16)
2012 payments for 2011 and prior initiatives	—	(2)	(15)	(27)	(5)	—	(1)	(50)
2012 payments for 2012 initiatives	(12)	—	(6)	—	—	—	—	(18)
Foreign currency effect on liability balance	1	—	2	2	(1)	—	—	4

Accrued liabilities as of December 31, 2012	27	—	27	42	1	6	2	105
2013 charges for 2012 and prior initiatives	5	—	38	73	4	—	1	121
2013 charges for 2013 initiatives	—	18	—	1	—	—	17	36
Reversal of reserves no longer required	(9)	—	(8)	(9)	—	—	—	(26)
2013 payments for 2012 and prior initiatives	(14)	—	(45)	(41)	(3)	—	(1)	(104)
2013 payments for 2013 initiatives	—	(7)	—	—	(1)	—	(10)	(18)
Net activity of discontinued operations	—	—	—	—	—	(3)	—	(3)
Foreign currency effect on liability balance	—	(1)	—	2	1	—	—	2

Accrued liabilities as of December 31, 2013	9	10	12	68	2	3	9	113
Pigments and Additives opening balance sheet liabilities	—	—	—	—	1	—	—	1
2014 charges for 2013 and prior initiatives	2	23	10	13	3	—	14	65
2014 charges for 2014 initiatives	—	—	1	6	57	—	—	64
Reversal of reserves no longer required	(1)	—	(2)	(1)	—	—	(1)	(5)
2014 payments for 2013 and prior initiatives	(3)	(22)	(14)	(25)	(4)	—	(18)	(86)
2014 payments for 2014 initiatives	—	—	(1)	(1)	—	—	—	(2)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	(1)	(2)	(1)	(6)	—	—	—	(10)

Accrued liabilities as of December 31, 2014	$6	$9	$5	$54	$59	$1	$4	$138

Current portion of restructuring reserves	$3	$9	$2	$11	$59	$1	$4	$89
Long-term portion of restructuring reserve	3	—	3	43	—	—	—	49

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges for the years ended December 31, 2014, 2013 and 2012 by initiative are provided below (dollars in millions):

Cash charges:
2014 charges for 2013 and prior initiatives	65
2014 charges for 2014 initiatives	64
Reversal of reserves no longer required	(5)
Pension-related charges	2
Non-cash charges	32

Total 2014 Restructuring, Impairment and Plant Closing Costs	$158

Cash charges:
2013 charges for 2012 and prior initiatives	$121
2013 charges for 2013 initiatives	36
Reversal of reserves no longer required	(26)
Pension-related charges	7
Non-cash charges	13

Total 2013 Restructuring, Impairment and Plant Closing Costs	$151

Cash charges:
2012 charges for 2011 and prior initiatives	$24
2012 charges for 2012 initiatives	69
Reversal of reserves no longer required	(16)
Non-cash charges	15

Total 2012 Restructuring, Impairment and Plant Closing Costs	$92

2014 RESTRUCTURING ACTIVITIES

        In connection with a September 2014 announcement of a feasibility study into a MDI production expansion at our Geismar, Louisiana facility, we concluded that certain capitalized engineering costs associated with a previously planned MDI production expansion at our Rotterdam, The Netherlands facility were impaired and our Polyurethanes segment recorded a noncash impairment charge of $16 million during 2014.

        During 2013, our Performance Products segment initiated a restructuring program to refocus its surfactants business in Europe. In connection with this program, in 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France to Wilmar. In addition, Wilmar has entered into a multi-year arrangement to purchase certain sulfated surfactant products from our facilities in St. Mihiel, France and Castiglione delle Stiviere, Italy. Additionally, in 2014 we ceased production at our Patrica, Italy surfactants facility. During 2014, we recorded charges of $23 million primarily related to workforce reductions. We expect to complete this program by the end of 2015.

        During 2014, our Advanced Materials segment recorded charges of $11 million primarily related to workforce reductions with our global transformational change program designed to improve the segment's manufacturing efficiencies, enhance its commercial excellence and improve its long-term global competitiveness. We expect to incur charges related to this program through the second quarter of 2015.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        During 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this program, during 2014, our Textile Effects segment recorded charges of $19 million, including a $9 million noncash charge for a pension settlement loss. We expect to incur charges related to this program through 2015. In June 2014, we announced plans for the closure of our Qingdao, China plant to be completed by December 2015. During 2014, we recorded charges of $6 million primarily related to workforce reductions related to this initiative. We expect to incur charges related to this program through the end of 2016.

        On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $57 million in the fourth quarter of 2014 related primarily to workforce reductions. We expect to record additional restructuring expense in 2015 once negotiations of employee termination benefits with European works councils are completed.

        On February 12, 2015, we announced plans to reduce our titanium dioxide capacity by approximately 100 kt by closing specific operations at our Calais, France facility, subject to consultation with employees and appropriate representative groups. This plan is in addition to that announced on December 1, 2014.

        During 2014, our Corporate and other segment recorded charges of $13 million primarily related to the reorganization of our global information technology organization. We expect to incur charges related to this program through the end of 2015.

2013 RESTRUCTURING ACTIVITIES

        During 2012, our Polyurethanes segment began implementing a restructuring program to reduce annualized fixed costs. In connection with this program, we recorded cash charges of $5 million and reversed charges of $9 million during 2013 primarily for workforce reductions. Our Polyurethanes segment also recorded pension-related charges of $6 million during 2013 related to this program.

        During 2013, our Performance Products segment recorded charges of $13 million primarily related to workforce reductions in association with plans to refocus our surfactants business in Europe and $5 million primarily related to workforce reductions in our Australian operation.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and improve its long-term global competitiveness. During 2013, we recorded cash charges of $38 million and noncash charges of $4 million and reversed charges of $8 million.

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness. In connection with this program, during 2013, we recorded cash charges of $73 million, a noncash charge of $9 million for a pension settlement loss and reversed charges of $5 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        During 2013, our Corporate and other segment recorded charges of $18 million primarily related to workforce reductions in association with a reorganization of our global information technology organization.

2012 RESTRUCTURING ACTIVITIES

        During 2012, our Polyurethanes segment implemented a restructuring program to reduce annualized fixed costs. In connection with this program, we recorded restructuring expenses of $38 million during 2012 primarily for workforce reductions.

        During the fourth quarter of 2012, our Advanced Materials segment began implementing a global transformational change program, subject to consultation with relevant employee representatives, designed to improve the segment's manufacturing efficiencies, enhance commercial excellence and ensure its long-term global competitiveness. During 2012, we recorded charges of $38 million, including noncash charges of $4 million related to pension settlements.

        During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness. In connection with this plan, during 2012, we recorded cash charges of $10 million, an $11 million noncash charge primarily for pension settlements and reversed charges of $7 million. Additionally, we reversed charges of $9 million for other initiatives.

12. OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2014	2013
Pension liabilities	$965	$546
Other postretirement benefits	134	101
Environmental accruals	53	22
Restructuring and plant closing costs	49	58
Employee benefit accrual	39	38
Asset retirement obligations	26	28
Legal reserve	11	11
Other	170	144

Total	$1,447	$948

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER NONCURRENT LIABILITIES (Continued)

Huntsman International

	December 31,
	2014	2013
Pension liabilities	$965	$546
Other postretirement benefits	134	101
Environmental accruals	53	22
Restructuring and plant closing costs	49	58
Employee benefit accrual	39	38
Asset retirement obligations	26	28
Legal reserve	11	11
Other	166	134

Total	$1,443	$938

13. DEBT

        Outstanding debt of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$2,528	$1,351
Amounts outstanding under A/R programs	229	248
Senior notes	1,596	1,061
Senior subordinated notes	531	891
Variable interest entities	207	247
Other	109	112

Total debt—excluding debt to affiliates	$5,200	$3,910

Total current portion of debt	$267	$277
Long-term portion	4,933	3,633

Total debt—excluding debt to affiliates	$5,200	$3,910

Total debt—excluding debt to affiliates	$5,200	$3,910
Notes payable to affiliates-noncurrent	6	6

Total debt	$5,206	$3,916

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Huntsman International

	December 31, 2014	December 31, 2013
Senior Credit Facilities:
Term loans	$2,528	$1,351
Amounts outstanding under A/R programs	229	248
Senior notes	1,596	1,061
Senior subordinated notes	531	891
Variable interest entities	207	247
Other	109	112

Total debt—excluding debt to affiliates	$5,200	$3,910

Total current portion of debt	$267	$277
Long-term portion	4,933	3,633

Total debt—excluding debt to affiliates	$5,200	$3,910

Total debt—excluding debt to affiliates	$5,200	$3,910
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	656	779

Total debt	$5,956	$4,789

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Senior Credit Facilities

        As of December 31, 2014, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2, our 2014 New Term Loan, and Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$625	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	952		952		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	339		339		USD LIBOR plus 2.75%	2017
2014 New Term Loan	NA	1,200		1,188		USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	50		49		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 New Term Loan is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2014, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendment to the Credit Agreement

        On October 15, 2013, Huntsman International entered into a tenth amendment to the agreement governing the Credit Agreement. The amendment, among other things, permitted us to incur a senior secured term loan facility in an aggregate principal amount of $1.2 billion, the 2014 New Term Loan, and to increase our Revolving Facility. In August 2014, we entered into the eleventh and twelfth amendments, which modified the Credit Agreement to initially fund the 2014 New Term Loan into escrow and completed the increase of our Revolving Facility by $200 million.

        On October 1, 2014, the 2014 New Term Loan was used to fund the Rockwood Acquisition. See "Note 3. Business Combinations and Dispositions—Rockwood Acquisition." The 2014 New Term Loan matures on October 1, 2021 and will amortize in aggregate annual amounts equal to 1% of the original principal amount of the 2014 New Term Loan, payable quarterly commencing March 31, 2015. The 2014 New Term Loan bears interest at an interest rate margin of LIBOR plus 3.00% (subject to a 0.75% floor). The 2014 New Term Loan was recorded at a carrying value of $1,188 million as of October 1, 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

        On October 1, 2014, Huntsman International entered into a further amendment to the Credit Agreement. The amendment increased revolving commitments in an aggregate principal amount of $25 million to an aggregate amount of $625 million.

A/R Programs

        Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding our A/R Programs as of December 31, 2014 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	April 2016	$250	$90(4)	Applicable rate plus 1.10%
EU A/R Program	April 2016	€225 (approximately $275)	€114 (approximately $139)	Applicable rate plus 1.35%

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

(4)
As of December 31, 2014, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of December 31, 2014 and 2013, $472 million and $521 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

        As of December 31, 2014, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€449 carrying value ($549))
2022 Senior Notes	November 2022	5.125%	$400
2021 Senior Subordinated Notes	March 2021	8.625%	$522 ($531 carrying value)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

        On November 13, 2014, Huntsman International issued $400 million aggregate principal amount of 2022 Senior Notes. Huntsman International applied the net proceeds to redeem in full $350 million of its 2020 Senior Subordinated Notes, pay associated accrued interest and for general corporate purposes.

        The 2022 Senior Notes bear interest at 5.125% per year, payable semi-annually on November 15 and May 15, and are due on November 15, 2022. Huntsman International may redeem the 2022 Senior Notes in whole or in part at any time prior to August 15, 2022 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        On June 2, 2014, pursuant to an indenture entered into on December 23, 2013, Huntsman International issued €145 million (approximately $197 million) aggregate principal amount of additional 2021 Senior Notes. The additional notes are recorded at carrying value €149 million (approximately $182 million) as of December 31, 2014.

        The 2021 Senior Notes bear interest at 5.125% per year, payable semi-annually on April 15 and October 15, and are due on April 15, 2021. Huntsman International may redeem the 2021 Senior Notes in whole or in part at any time prior to January 15, 2021 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        The 2020, 2021 and 2022 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020, 2021 and 2022 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the years ended December 31, 2014 and 2013, we redeemed or repurchased the following notes (dollars in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
December 2014	2021 Senior Subordinated Notes	$8	$9	$—
November 28, 2014	2020 Senior Subordinated Notes	350	374	28
March 4, 2013	2016 Senior Notes	200	200	34

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

Variable Interest Entity Debt

        As of December 31, 2014, Arabian Amines Company had $158 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. We are currently in discussions with the lenders under these loan commitments and expect to resolve the noncompliance. As of December 31, 2014, the amounts outstanding under these loan commitments were classified as current on the accompanying consolidated balance sheets.

        As of December 31, 2014, Sasol-Huntsman, our consolidated 50%-owned venture has €40 million (approximately $49 million) outstanding under the term loan facility. The facility will be repaid over semiannual installments with the final repayment scheduled for December 2018. Obligations under the facility agreement are secured by, among other things, first priority right on the property, plant and equipment of Sasol-Huntsman.

Note Payable from Huntsman International to Huntsman Corporation

        As of December 31, 2014, we have a loan of $750 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2014 on our consolidated balance sheets. As of December 31, 2014, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DEBT (Continued)

        Our Senior Credit Facilities are the Leverage Covenant which applies only to the Revolving Facility and is calculated at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

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

MATURITIES

        The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2014 are as follows (dollars in millions):

Year ending December 31
2015	$267
2016	322
2017	1,293
2018	25
2019	14
Thereafter	3,279

$5,200

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

INTEREST RATE RISKS

        Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest bearing liabilities, as well as entering into interest rate derivative instruments.

        From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

        Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive (loss) income (dollars in millions):

December 31, 2014
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	January 2010	January 2015	2.8%	less than $1 current liability
50	December 2014	April 2017	2.5%	2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

December 31, 2013
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2009	December 2014	2.6%	$1 current liability
50	January 2010	January 2015	2.8%	1 current liability
50	December 2014	April 2017	2.5%	1 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        In 2009, Sasol-Huntsman, our consolidated 50% owned joint venture, entered into derivative transactions to hedge the variable interest rate associated with its local credit facility. These derivative rate hedges include a floating to fixed interest rate contract providing Sasol-Huntsman with EURIBOR interest payments for a fixed payment of 3.62% and a cap for future periods with a strike price of 3.62%. As of December 31, 2014, the interest rate contracts expired and we have only the remaining interest cap for future periods until December 2018. In connection with the consolidation of Sasol-Huntsman as of April 1, 2011, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the interest rate caps as of December 31,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

2014 was €22 million (approximately $27 million) and the derivative transactions do not qualify for hedge accounting. As of December 31, 2014 and 2013, the fair value of this hedge was nil and €1 million (approximately $1 million), respectively, and was recorded in other noncurrent liabilities on the accompanying consolidated balance sheets. For 2014 and 2013, we recorded a reduction of interest expense of €1 million (approximately $1 million) and €1 million (approximately $2 million), respectively, due to changes in the fair value of the swap.

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2014 was $28 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2014 and 2013, the fair value of the swap was $3 million and $4 million, respectively, and was recorded as other current liabilities on our consolidated balance sheets. For 2014 and 2013, we recorded a reduction of interest expense of $1 million and $2 million, respectively, due to changes in fair value of the swap. As of December 31, 2014 Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 13. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        For the years ended December 31, 2014 and 2013, the changes in accumulated other comprehensive gain (loss) associated with these cash flow hedging activities were approximately $2 million and $(3) million, respectively.

        During 2015, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2014 and 2013, we had approximately $179 million and $193 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. The swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed USD payments of $5 million semi annually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of December 31, 2014 the fair value of this swap was $5 million and recorded in noncurrent assets.

        In conjunction with the issuance of our 2020 Senior Subordinated Notes, we entered into cross-currency interest rate contracts with three counterparties. On March 17, 2010, we made payments of $350 million to these counterparties and received €255 million from these counterparties, and on maturity (March 15, 2015) we are required to pay €255 million to these counterparties and will receive $350 million from these counterparties. On March 15 and September 15 of each year, we will receive U.S. dollar interest payments of approximately $15 million (equivalent to an annual rate of 8.625%) and make interest payments of approximately €11 million (equivalent to an annual rate of approximately 8.41%). This swap is designated as a hedge of net investment for financial reporting purposes. As of December 31, 2014 and 2013, the fair value of this swap was $43 million and $2 million, respectively, and was recorded in current assets. On February 11, 2015, we terminated $200 million notional amounts of these cross-currency interest rate contracts and received a $37 million payment from the counterparty.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive (loss) income. From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2014, we have designated approximately €655 million (approximately $800 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2014, 2013 and 2012, the amount of gain (loss) recognized on the hedge of our net investment was $97 million, $(22) million and $(11) million, respectively, and was recorded in other comprehensive (loss) income. As of December 31, 2014, we had approximately €1,516 million (approximately $1,851 million) in net euro assets.

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

15. FAIR VALUE

        The fair values of our financial instruments were as follows (dollars in millions):

	December 31,
	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$22	$22	$21	$21
Cross-currency interest rate contacts	48	48	2	2
Interest rate contracts	(7)	(7)	(10)	(10)
Long-term debt (including current portion)	(5,200)	(5,210)	(3,910)	(4,010)

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$22	$22	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	48	—	43	5

Total assets	$70	$22	$43	$5

Liabilities:
Derivatives:
Interest rate contracts(2)	$(7)	$—	$(7)	$—

		Fair Value Amounts Using
Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$21	$21	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	2	—	2	—

Total assets	$23	$21	$2	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(10)	$—	$(10)	$—

(1)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates, exchange rates, and yield curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract. These instruments have been categorized by us as Level 3 within the fair value hierarchy due to unobservable inputs associated with the credit valuation adjustment, which we deemed to be significant inputs to the overall measurement of fair value at inception.

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2014 and 2013.

        The following table shows a reconciliation of beginning and ending balances for the year ended December 31, 2014 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the year ended December 31, 2013, there were no instruments categorized as Level 3 within the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2014	$—
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	5
Purchases, sales, issuances and settlements	—

Ending balance, December 31, 2014	$5

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2014	$—

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Interest expense	Other comprehensive income (loss)
2014
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at December 31, 2014	—	5

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During 2014 and 2013, we recorded charges of $26 million and nil, respectively, for the impairment of long-lived assets.

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

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act. On March 30, 2010, President Obama signed into law a reconciliation measure, the Health Care and Education Reconciliation Act of 2010. The passage of this legislation has resulted in comprehensive reform of health care in the U.S. We do not believe that this will have a significant impact on our financial position.

        Beginning July 1, 2014, the Huntsman Defined Benefit Pension Plan was closed to new non-union entrants. New, non-union entrants will be provided with a defined contribution plan with a non-discretionary employer contribution and a company match.

        In connection with the Rockwood Acquisition, we assumed certain pension and other postretirement benefit liabilities in the amount of approximately $233 million.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2014 and 2013 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$877	$2,859	$958	$2,755	$105	$5	$136	$7
Service cost	27	32	31	38	3	—	4	—
Interest cost	45	102	40	90	5	—	5	—
Participant contributions	—	7	—	9	3	—	5	—
Plan amendments	—	(6)	—	1	—	—	(22)	—
Acquisitions/divestitures	9	333	—	—	3	—	—	—
Foreign currency exchange rate changes	—	(294)	—	92	—	—	—	(1)
Curtailments	—	(1)	—	(5)	—	—	—	—
Special termination benefits	—	3	—	9	—	—	—	—
Actuarial loss (gain)	129	458	(100)	39	30	1	(9)	—
Benefits paid	(86)	(176)	(52)	(169)	(12)	—	(14)	(1)

Benefit obligation at end of year	$1,001	$3,317	$877	$2,859	$137	$6	$105	$5

Change in plan assets
Fair value of plan assets at beginning of year	$755	$2,443	$636	$2,237	$—	$—	$—	$—
Actual return on plan assets	41	337	99	198	—	—	—	—
Foreign currency exchange rate changes	—	(235)	—	79	—	—	—	—
Participant contributions	—	7	—	9	3	—	5	—
Acquisitions/divestitures	6	106	—	—	—	—	—	—
Company contributions	45	105	72	89	9	—	9	1
Benefits paid	(86)	(176)	(52)	(169)	(12)	—	(14)	(1)

Fair value of plan assets at end of year	$761	$2,587	$755	$2,443	$—	$—	$—	$—

Funded status
Fair value of plan assets	$761	$2,587	$755	$2,443	$—	$—	$—	$—
Benefit obligation	1,001	3,317	877	2,859	137	6	105	5

Accrued benefit cost	$(240)	$(730)	$(122)	$(416)	$(137)	$(6)	$(105)	$(5)

Amounts recognized in balance sheet:
Noncurrent asset	$—	$8	$—	$20	$—	$—	$—	$—
Current liability	(6)	(7)	(6)	(6)	(9)	—	(9)	—
Noncurrent liability	(234)	(731)	(116)	(430)	(128)	(6)	(96)	(5)

	$(240)	$(730)	$(122)	$(416)	$(137)	$(6)	$(105)	$(5)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$390	$916	$264	$705	$50	$1	$21	$—
Prior service cost	(29)	(2)	(35)	5	(23)	—	(27)	—

	$361	$914	$229	$710	$27	$1	$(6)	$—

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2014		2013		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$391	$968	$266	$765	$50	$1	$21	$—
Prior service cost	(28)	(2)	(35)	5	(23)	—	(27)	—

	$363	$966	$231	$770	$27	$1	$(6)	$—

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$31	$45	$3	$—
Prior service cost	(6)	—	(3)	—

Total	$25	$45	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$31	$53	$3	$—
Prior service cost	(6)	—	(3)	—

Total	$25	$53	$—	$—

        Components of net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Service cost	$27	$31	$26	$32	$38	$32
Interest cost	45	40	42	102	90	102
Expected return on plan assets	(56)	(50)	(48)	(138)	(124)	(133)
Amortization of prior service cost	(6)	(7)	(6)	—	1	(1)
Amortization of actuarial loss	19	35	21	34	43	23
Settlement loss	—	—	—	13	12	13
Special termination benefits	—	—	—	3	9	—

Net periodic benefit cost	$29	$49	$35	$46	$69	$36

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Service cost	$3	$4	$4	$—	$—	$—
Interest cost	5	5	7	—	—	1
Amortization of prior service cost	(4)	(2)	(3)	—	—	—
Amortization of actuarial loss	1	2	2	—	—	—

Net periodic benefit cost	$5	$9	$10	$—	$—	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Service cost	$27	$31	$26	$32	$38	$32
Interest cost	45	40	42	102	90	102
Expected return on plan assets	(56)	(50)	(48)	(138)	(124)	(133)
Amortization of prior service cost	(6)	(7)	(6)	—	1	(1)
Amortization of actuarial loss	19	35	21	41	49	28
Settlement loss	—	—	—	13	12	13
Special termination benefits	—	—	—	3	9	—

Net periodic benefit cost	$29	$49	$35	$53	$75	$41

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Service cost	$3	$4	$4	$—	$—	$—
Interest cost	5	5	7	—	—	1
Amortization of prior service cost	(4)	(2)	(3)	—	—	—
Amortization of actuarial loss	1	2	2	—	—	—

Net periodic benefit cost	$5	$9	$10	$—	$—	$1

        The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2014, 2013 and 2012 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Current year actuarial loss (gain)	$144	$(149)	$103	$257	$(40)	$272
Amortization of actuarial loss	(19)	(35)	(21)	(34)	(43)	(23)
Current year prior service (credits) cost	—	—	(26)	(6)	1	—
Amortization of prior service cost (credits)	6	7	6	—	(1)	1
Settlements	—	—	—	(13)	(12)	(13)

Total recognized in other comprehensive loss (income)	131	(177)	62	204	(95)	237
Net periodic benefit cost	29	49	35	46	69	36

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$160	$(128)	$97	$250	$(26)	$273

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Current year actuarial loss (gain)	$30	$(8)	$9	$1	$(1)	$—
Amortization of actuarial loss	(1)	(2)	(2)	—	—	—
Current year prior service credit	—	(22)	—	—	—	—
Amortization of prior service cost	4	2	3	—	—	—

Total recognized in other comprehensive loss (income)	33	(30)	10	1	(1)	—
Net periodic benefit cost	5	9	10	—	—	1

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$38	$(21)	$20	$1	$(1)	$1

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Current year actuarial loss (gain)	$144	$(149)	$103	$257	$(39)	$272
Amortization of actuarial loss	(19)	(35)	(21)	(41)	(49)	(28)
Current year prior service (credits) cost	—	—	(26)	(6)	1	—
Amortization of prior service cost (credits)	6	7	6	—	(1)	1
Settlements	—	—	—	(13)	(12)	(13)

Total recognized in other comprehensive loss (income)	131	(177)	62	197	(100)	232
Net periodic benefit cost	29	49	35	53	75	41

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$160	$(128)	$97	$250	$(25)	$273

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Current year actuarial loss (gain)	$30	$(8)	$9	$1	$(1)	$—
Amortization of actuarial loss	(1)	(2)	(2)	—	—	—
Current year prior service credit	—	(22)	—	—	—	—
Amortization of prior service cost	4	2	3	—	—	—

Total recognized in other comprehensive loss (income)	33	(30)	10	1	(1)	—
Net periodic benefit cost	5	9	10	—	—	1

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$38	$(21)	$20	$1	$(1)	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

        The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Projected benefit obligation
Discount rate	4.25%	5.13%	4.18%	2.48%	3.62%	3.38%
Rate of compensation increase	4.16%	4.17%	4.19%	3.23%	3.37%	3.34%
Net periodic pension cost
Discount rate	5.13%	4.18%	5.30%	3.62%	3.38%	4.39%
Rate of compensation increase	4.17%	4.19%	3.88%	3.37%	3.34%	3.44%
Expected return on plan assets	7.75%	7.75%	8.00%	5.82%	5.75%	6.52%

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2014	2013	2012	2014	2013	2012
Projected benefit obligation
Discount rate	4.17%	4.79%	3.89%	6.44%	6.49%	5.79%
Net periodic pension cost
Discount rate	4.79%	3.89%	5.09%	6.49%	5.79%	6.09%

        At December 31, 2014 and 2013, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 6.5% and 7.0%, respectively, decreasing to 5% after 2018. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Increase	Decrease
Asset category
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	7	(5)

        The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2014 and 2013 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2014	2013	2014	2013
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$1,002	$871	$2,945	$2,234
Fair value of plan assets	761	749	2,206	1,797

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2014 and 2013 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2014	2013	2014	2013
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,002	$871	$2,253	$1,868
Accumulated benefit obligation	980	853	2,108	1,732
Fair value of plan assets	761	749	1,554	1,451

        Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2015 expected employer contributions
To plan trusts	$17	$9	$75	$—
Expected benefit payments
2015	63	10	140	—
2016	67	10	119	—
2017	60	10	121	—
2018	61	10	126	—
2019	64	10	130	—
2020 - 2024	342	45	698	2

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

        Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location. During 2014, there were no transfers in or out of Level 3 assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

        We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

        The fair value of plan assets for the pension plans was $3.3 billion and $3.2 billion at December 31, 2014 and 2013, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Asset category	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$454	$268	$186	$—
Fixed income	216	83	133	—
Real estate/other	85	34	—	51
Cash	6	6	—	—

Total U.S. pension plan assets	$761	$391	$319	$51

Non-U.S. pension plans:
Equities	$933	$487	$446	$—
Fixed income	1,207	821	386	—
Real estate/other	383	28	310	45
Cash	64	59	5	—

Total Non-U.S. pension plan assets	$2,587	$1,395	$1,147	$45

		Fair Value Amounts Using
Asset category	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$428	$245	$183	$—
Fixed income	208	88	120	—
Real estate/other	92	45	—	47
Cash	27	27	—	—

Total U.S. pension plan assets	$755	$405	$303	$47

Non-U.S. pension plans:
Equities	$1,053	$580	$473	$—
Fixed income	908	668	240	—
Real estate/other	400	30	341	29
Cash	82	80	2	—

Total Non-U.S. pension plan assets	$2,443	$1,358	$1,056	$29

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)	Year ended December 31, 2014	Year ended December 31, 2013
Balance at beginning of period	$76	$68
Return on pension plan assets	5	6
Purchases, sales and settlements	6	2
Transfers (out of) into Level 3	—	—
Acquisition date fair value of pension plan assets acquired	9	—

Balance at end of period	$96	$76

        Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.75% and 8.00%. The asset allocation for our pension plans at December 31, 2014 and 2013 and the target allocation for 2015, by asset category are as follows:

Asset category	Target Allocation 2015	Allocation at December 31, 2014	Allocation at December 31, 2013
U.S. pension plans:
Equities	54%	60%	57%
Fixed income	33%	28%	27%
Real estate/other	13%	11%	12%
Cash	—	1%	4%

Total U.S. pension plans	100%	100%	100%

Non-U.S. pension plans:
Equities	37%	36%	38%
Fixed income	46%	47%	40%
Real estate/other	11%	15%	11%
Cash	6%	2%	11%

Total non-U.S. pension plans	100%	100%	100%

        Equity securities in our pension plans did not include any equity securities of our Company or our affiliates at the end of 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYEE BENEFIT PLANS (Continued)

DEFINED CONTRIBUTION PLANS—U.S.

        We have a money purchase pension plan covering substantially all of our domestic employees who were hired prior to January 1, 2004. Employer contributions are made based on a percentage of employees' earnings (ranging up to 8%). During 2014, we closed this plan to non-union participants, continuing to provide equivalent benefits to those covered under this plan into their salary deferral account.

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

        Our total combined expense for the above defined contribution plans for each of the years ended December 31, 2014, 2013 and 2012 was $15 million, $14 million and $14 million, respectively.

DEFINED CONTRIBUTION PLANS—NON-U.S.

        We have defined contribution plans in a variety of non-U.S. locations.

        Our total combined expense for these defined contribution plans for the years ended December 31, 2014, 2013 and 2012 was $14 million each, primarily related to the Huntsman UK Pension Plan.

        All UK associates are eligible to participate in the Huntsman UK Pension Plan, a contract-based arrangement with a third party. Company contributions vary by business during a five year transition period. Plan participants elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute a matching amount not to exceed 12% of the participant's salary for new hires and 15% of the participant's salary for all other participants.

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

        Assets of these plans are included in other noncurrent assets and as of December 31, 2014 and 2013 were $24 million and $21 million, respectively. During each of the years ended December 31, 2014, 2013 and 2012, we expensed a total of $1 million as contributions to the Huntsman SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

        In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. As of December 31, 2014 we are authorized to grant up to 37.2 million shares under the Stock Incentive Plan. See "Note 21. Stock-Based Compensation Plan."

INTERNATIONAL PLANS

        International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

17. INCOME TAXES

        The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2014	2013	2012
Income tax expense (benefit):
U.S.
Current	$55	$75	$156
Deferred	(4)	79	17
Non-U.S.
Current	48	42	51
Deferred	(48)	(71)	(55)

Total	$51	$125	$169

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

Huntsman International

	Year ended December 31,
	2014	2013	2012
Income tax expense (benefit):
U.S.
Current	$43	$41	$52
Deferred	(1)	124	129
Non-U.S.
Current	48	42	51
Deferred	(47)	(70)	(53)

Total	$43	$137	$179

        The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes	$404	$279	$547

Expected tax expense at U.S. statutory rate of 35%	$142	$98	$192
Change resulting from:
State tax expense net of federal benefit	10	11	15
Non-U.S. tax rate differentials	(7)	10	1
Effects of non-U.S. operations	3	1	(2)
U.S. domestic manufacturing deduction	(14)	(14)	(16)
Currency exchange gains and losses	(7)	14	11
Effect of tax holidays	—	—	(12)
U.S. foreign tax credits, net of associated income and taxes	(2)	(86)	(21)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(7)	(22)	—
Tax authority audits and dispute resolutions	3	9	5
Change in valuation allowance	(76)	100	(11)
Other, net	6	4	7

Total income tax expense	$51	$125	$169

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

Huntsman International

	Year ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes	$409	$289	$559

Expected tax expense at U.S. statutory rate of 35%	$143	$101	$196
Change resulting from:
State tax expense net of federal benefit	10	11	15
Non-U.S. tax rate differentials	(7)	10	1
Effects of non-U.S. operations	4	3	(1)
U.S. domestic manufacturing deduction	(13)	(14)	(8)
Currency exchange gains and losses	(7)	14	11
Effect of tax holidays	—	—	(12)
U.S. foreign tax credits, net of associated income and taxes	(2)	(86)	(21)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(7)	(22)	—
Tax authority audits and dispute resolutions	3	9	5
Change in valuation allowance	(88)	108	(14)
Other, net	7	3	7

Total income tax expense	$43	$137	$179

        During 2012, we amended certain prior year U.S. federal income tax filings and claimed $31 million of additional U.S. foreign tax credits. Due to uncertainty regarding our ability to utilize these credits before they were to expire in 2015, we established a partial valuation allowance of $21 million against the incremental deferred tax asset.

        During 2013, we repatriated a significant amount of foreign earnings to the U.S., which included bringing onshore certain U.S. foreign tax credits. The foreign tax credits brought onshore significantly exceeded the amount needed to offset the cash tax impact of the dividend. A full valuation allowance was placed on the remaining foreign tax credits since it was more likely than not that the credits would expire unused due to a shortage of foreign source income for income tax purposes. In early 2014, the amount of foreign tax credits brought onshore was adjusted downward by $10 million, to $104 million, which was fully offset by a valuation allowance.

        After extensive research and analysis, in September 2014, we made certain elections and filed amended U.S. tax returns for tax years 2008 through 2012, along with our original U.S. tax return for tax year 2013. These new tax elections and amended tax returns allowed us to utilize U.S. foreign tax credits. The net result was $104 million of income tax benefit recognized during 2014 for the release of the associated valuation allowance, including a discrete income tax benefit of $94 million in the third quarter of 2014.

        Included in the non-U.S. deferred tax expense are income tax benefits of $7 million in 2014 and $22 million in 2013 for losses from continuing operations for certain jurisdictions with valuation allowances to the extent that income was recorded in other comprehensive income in that same

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

jurisdiction. The benefit in 2014 was largely attributable to the U.K and the benefit in 2013 was largely attributable to Switzerland. In both years, foreign currency gains and changes in pension related items resulted in income in other comprehensive income where we have a full valuation allowance against the net deferred tax asset. An offsetting income tax expense was recognized in accumulated other comprehensive loss.

        We operate in over 40 non-U.S. tax jurisdictions with no specific country earning a predominant amount of our off-shore earnings. The vast majority of these countries have income tax rates that are lower than the U.S. statutory rate. The average statutory rate for countries with pre-tax losses was greater than the average statutory rate for countries with pre-tax income, resulting in a net benefit as compared to the U.S. statutory rate. For the year ended December 31, 2014, the tax rate differential resulted in lower tax expense of $7 million, reflected in the reconciliation above.

        In certain non-U.S. tax jurisdictions, our U.S. GAAP functional currency is different than the local tax currency. As a result, foreign exchange will always result in an impact to tax expense. For 2014, this resulted in a $7 million tax benefit, as reflected in the reconciliation above.

        During 2012, we were granted a tax holiday for the period from January 1, 2012 through December 31, 2016 with respect to certain income from Pigments products manufactured in Malaysia. We are required to make certain investments in order to enjoy the benefits of the tax holiday and we intend to make these investments.

        The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2014	2013	2012
U.S.	$435	$419	$482
Non-U.S.	(31)	(140)	65

Total	$404	$279	$547

Huntsman International

	Year ended December 31,
	2014	2013	2012
U.S.	$436	$429	$494
Non-U.S.	(27)	(140)	65

Total	$409	$289	$559

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$875	$853
Pension and other employee compensation	313	197
Property, plant and equipment	109	72
Intangible assets	46	22
Foreign tax credits	17	114
Other, net	100	106

Total	$1,460	$1,364

Deferred income tax liabilities:
Property, plant and equipment	$(540)	$(543)
Pension and other employee compensation	(2)	(6)
Other, net	(103)	(61)

Total	$(645)	$(610)

Net deferred tax asset before valuation allowance	$815	$754
Valuation allowance—net operating losses and other	(702)	(700)
Valuation allowance—foreign tax credits	—	(114)

Net deferred tax asset	$113	$(60)

Current deferred tax asset	$62	$53
Current deferred tax liability	(51)	(43)
Non-current deferred tax asset	435	243
Non-current deferred tax liability	(333)	(313)

Net deferred tax asset	$113	$(60)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

Huntsman International

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$874	$853
Pension and other employee compensation	311	196
Property, plant and equipment	118	72
Intangible assets	46	22
Foreign tax credits	17	125
Other, net	100	105

Total	$1,466	$1,373

Deferred income tax liabilities:
Property, plant and equipment	$(535)	$(524)
Pension and other employee compensation	(2)	(6)
Other, net	(103)	(62)

Total	$(640)	$(592)

Net deferred tax asset before valuation allowance	$826	$781
Valuation allowance—net operating losses and other	(707)	(707)
Valuation allowance—foreign tax credits	—	(125)

Net deferred tax asset	$119	$(51)

Current deferred tax asset	$62	$53
Current deferred tax liability	(52)	(44)
Non-current deferred tax asset	435	243
Non-current deferred tax liability	(326)	(303)

Net deferred tax asset	$119	$(51)

        We have gross NOLs of $3,411 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $1,174 million have a limited life (of which $910 million are subject to a valuation allowance) and $124 million are scheduled to expire in 2015 (all of which are subject to a valuation allowance). We had $14 million of gross NOLs expire unused in 2014 (all of which were subject to a valuation allowance).

        Included in the $3,411 million of gross non-U.S. NOLs is $877 million attributable to our Luxembourg entities. As of December 31, 2014, there is a valuation allowance of $209 million against these net tax-effected NOLs of $255 million. Due to the uncertainty surrounding the realization of the benefits of these losses, we have reduced the related deferred tax asset with a valuation allowance.

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

        During 2014, we released valuation allowances of $111 million and established valuation allowances of $3 million. In the U.S. we released $94 million of valuation allowance on U.S. foreign tax credits as a result of making certain tax elections and filing amended U.S. tax returns and in Luxembourg we released a valuation allowance on $6 million of certain net deferred tax assets as a result of significant changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased interest income in Luxembourg, our primary treasury center outside of the U.S. We established a valuation allowance of $3 million on certain net deferred tax assets in India as a result of closing operations in one legal entity which will more likely than not result in the loss of its net operating losses.

        During 2013, we established valuation allowances of $95 million primarily on U.S. foreign tax credits as a result of insufficient foreign source income and we released valuation allowances on $16 million of certain net deferred tax assets as a result of significant changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased interest income.

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

        Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods, or, in the case of the unexpected pre-tax earnings, the release of valuation allowances in future periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2014	2013	2012
Valuation allowance as of January 1	$814	$736	$756
Valuation allowance as of December 31	702	814	736

Net decrease	112	(78)	20
Foreign currency movements	(49)	16	7
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	13	(38)	(16)

Change in valuation allowance per rate reconciliation	$76	$(100)	$11

Components of change in valuation allowance affecting tax expense:
Pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(32)	$(21)	$10
Releases of valuation allowances in various jurisdictions	111	16	24
Establishments of valuation allowances in various jurisdictions	(3)	(95)	(23)

Change in valuation allowance per rate reconciliation	$76	$(100)	$11

Huntsman International

	2014	2013	2012
Valuation allowance as of January 1	$832	$745	$768
Valuation allowance as of December 31	707	832	745

Net decrease	125	(87)	23
Foreign currency movements	(49)	16	7
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	12	(37)	(16)

Change in valuation allowance per rate reconciliation	$88	$(108)	$14

Components of change in valuation allowance affecting tax expense:
Pre-tax income (losses) in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(31)	$(18)	$13
Releases of valuation allowances in various jurisdictions	122	16	24
Establishments of valuation allowances in various jurisdictions	(3)	(106)	(23)

Change in valuation allowance per rate reconciliation	$88	$(108)	$14

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2014	2013
Unrecognized tax benefits as of January 1	$96	$57
Gross increases and decreases—tax positions taken during a prior period	(18)	39
Gross increases and decreases—tax positions taken during the current period	1	11
Decreases related to settlements of amounts due to tax authorities	(5)	(3)
Reductions resulting from the lapse of statutes of limitation	(2)	(7)
Foreign currency movements	(4)	(1)

Unrecognized tax benefits as of December 31	$68	$96

        As of December 31, 2014 and 2013, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $36 million and $78 million, respectively.

        During 2014, 2013, and 2012, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense of $3 million, $9 million and $5 million, for each period. Additional decreases in unrecognized tax benefits were offset by cash settlements or by a decrease in net deferred tax assets and, therefore, did not affect income tax expense.

        In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2014	2013	2012
Interest expense included in tax expense	$2	$2	$(1)
Penalties expense included in tax expense	—	(1)	—

	December 31,
	2014	2013
Accrued liability for interest	$14	$13
Accrued liability for penalties	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

        We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
China	2004 and later
France	2002 and later
India	2004 and later
Italy	2010 and later
Malaysia	2003 and later
Switzerland	2008 and later
The Netherlands	2009 and later
United Kingdom	2012 and later
United States federal (except for foreign tax credits)	2009 and later

        Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

        We estimate that it is reasonably possible that certain of our non-U.S. unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of nil to $25 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

        During 2014, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, China, France and Spain. During 2013, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, China, France and Italy. During 2012, we concluded and effectively settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, Hong Kong, Thailand and Japan.

        For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries that are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. We have material intercompany debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation and our ability to return cash to the U.S. through payments of intercompany debt owned by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividends, we will repay certain of our intercompany debt. If any earnings were repatriated via dividend, we may need to accrue and pay taxes on the distributions.

        As discussed, we made a distribution of a portion of our earnings in 2013 when the amount of foreign tax credits associated with the distribution was greater than the amount of tax otherwise due. The undistributed earnings of foreign subsidiaries with positive earnings that are deemed to be permanently invested were approximately $307 million at December 31, 2014. It is not practicable to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. INCOME TAXES (Continued)

determine the unrecognized deferred tax liability on those earnings because of the significant assumptions necessary to compute the tax.

18. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        We have various purchase commitments extending through 2027 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2014. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2014, 2013 and 2012, we made minimum payments of nil, $7 million and nil, respectively, under such take or pay contracts without taking the product.

        Total purchase commitments as of December 31, 2014 are as follows (dollars in millions):

Year ending December 31,
2015	$1,365
2016	474
2017	205
2018	123
2019	58
Thereafter	190

$2,415

OPERATING LEASES

        We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in our consolidated statements of operations is approximately $97 million, $80 million and $79 million for 2014, 2013 and 2012, respectively, net of sublease rentals of approximately $3 million, $4 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under operating leases as of December 31, 2014 are as follows (dollars in millions):

Year ending December 31,
2015	$94
2016	83
2017	75
2018	71
2019	59
Thereafter	152

$534

        Future minimum lease payments have not been reduced by minimum sublease rentals of $16 million due in the future under noncancelable subleases.

LEGAL MATTERS

Antitrust Matters

        We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other alleged co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants (the "Direct Purchasers") since February 1, 2003. We and all other defendants settled the Direct Purchasers litigation and the court approved the settlement on December 13, 2013. We paid the settlement in an amount immaterial to our consolidated financial statements.

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt-Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. Trial is scheduled for February 22, 2016. It is possible that additional claims will be filed by other Direct Purchasers who opted out of the class litigation.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. COMMITMENTS AND CONTINGENCIES (Continued)

        We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, Plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing titanium dioxide. Plaintiffs have raised state antitrust claims under the laws of 16 states, consumer protection claims under the laws of 10 states, as well as unjust enrichment claims under the laws of 20 states. The Opt-Out Litigation and Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $187 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $138 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $138 million), and we have made no accrual with respect to this matter.

Indemnification Matters

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, demanded that we indemnify them for claims brought against them by certain MatlinPatterson entities that were formerly our stockholders ("MatlinPatterson") in litigation filed by MatlinPatterson on June 19, 2012 in the 9th District Court in Montgomery County, Texas (the "Texas Litigation"). The Banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the Banks and our Company, dated June 22, 2009, wherein the Banks and our Company settled claims that we filed relating to the failed acquisition by and merger with Hexion. MatlinPatterson claims that the Banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial loss in value to their 19 million shares of our common stock as a result thereof. MatlinPatterson is asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees and pre-judgment and post-judgment interest. On December 21, 2012, the court dismissed the Texas Litigation, a decision which was affirmed

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. COMMITMENTS AND CONTINGENCIES (Continued)

by the Ninth Court of Appeals of Texas on May 15, 2014. A subsequent motion for rehearing by MatlinPatterson was denied by the same appellate court on June 12, 2014. A petition for discretionary review in the Texas Supreme Court was filed on July 28, 2014 and is currently pending.

        On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders in the Wisconsin Litigation have made essentially the same allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On December 23, 2014, the Banks filed motions to dismiss the Wisconsin Litigation on the same grounds asserted in the Texas Litigation. The court has not ruled on these motions. We denied the Banks' indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2014, 2013 and 2012, our capital expenditures for EHS matters totaled $125 million, $92 million, and $105 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Another of these sites, the Star Lake Canal site in Port Neches, TX, involves a discharge point for manufacturing facilities owned by us and several other local chemical manufacturers. The EPA issued a draft Consent Decree related to cleanup at this site to us and a prior owner in September 2014. The prior owner has an indemnification obligation and has accepted defense of this matter. As of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

December 31, 2014, we had an accrued liability of approximately $18 million relating to this matter and a corresponding receivable of approximately $18 million relating to our indemnity protection.

        In addition, under RCRA in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by EPA Victoria due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of December 31, 2014, we had an accrued liability of approximately $19 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

do not include amounts recorded as asset retirement obligations. We had accrued $60 million and $27 million for environmental liabilities as of December 31, 2014 and 2013, respectively. Of these amounts, $7 million and $5 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2014 and 2013, respectively, and $53 million and $22 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2014 and 2013, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

        On October 1, 2014, the Company completed the Rockwood Acquisition. The properties involved in the transaction are located primarily in China, Finland, Germany, Italy, the United Kingdom and the U.S., and include both owned and leased sites. The existence of soil and groundwater contamination from historical industrial operations is known to exist at some of these new properties. As of December 31, 2014, these newly acquired businesses had accrued $17 million for environmental liabilities (including remediations, investigations, groundwater monitoring, and reclamation obligations associated with landfill operations). Of this amount, $3 million was classified as accrued liabilities and $14 million was classified as other noncurrent liabilities. In certain cases, these remediation liabilities may be payable over periods of up to 30 years. The Company is currently evaluating these new reserve amounts in relation to similar reserves recorded by the Company in the past, as well as within the context of the terms of the acquisition agreements. Pursuant to the agreements related to the Rockwood Acquisition, Rockwood has agreed to indemnify us for certain environmental matters.

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

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $5 million, $4 million and $8 million in 2014, 2013 and 2012, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of GHG, such as carbon dioxide and methane, which may be contributing to changes in the earth's climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the European Union, continues in its third phase. The European Union parliament continues with a process to formalized "backloading"—the withholding of GHG allowances to prop up carbon prices. In addition, the European Union has recently announced its intentions to cut GHG emissions to 40% below 1990 levels by 2040 and impose a 27% renewable energy requirement at the European Union level. In the U.S., California has commenced the first compliance period of its cap-and-trade program. In June 2013, China implemented its first pilot carbon emissions exchange in Shenzhen, China. Pilot carbon emissions schemes have also begun in Beijing, Shanghai, Guangdong, and Tianjin. Further expansion of China's regional cap-and-trade is planned, and ultimately it is expected that these regional systems will form the backbone of a national cap-and-trade program. As these programs have not been fully implemented and have experienced significant price volatility on low early trading volumes, we are unable at this time to determine their impact on our operations.

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb GHG emissions will continue to be led by the EPA's GHG regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA's Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Some of our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

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

20. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

DIVIDENDS ON COMMON STOCK

        During the quarters ended December 31, 2014 and September 30, 2014, we paid cash dividends of $30 million and $31 million, respectively, or $0.125 per share, to common stockholders, and during each of the quarters ended June 30, 2014 and March 31, 2014, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders for a total of $121 million of cash dividends paid during 2014. During each quarter of 2013, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders for a total of $120 million of cash dividends paid during 2013.

21. STOCK-BASED COMPENSATION PLAN

        Under the Stock Incentive Plan, a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2014 we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of December 31, 2014, we had 9 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2014	2013	2012
Huntsman Corporation compensation cost	$28	$29	$27
Huntsman International compensation cost	27	28	26

        The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $6 million, $7 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year ended December 31,
	2014	2013	2012
Dividend yield	2.4%	2.8%	3.0%
Expected volatility	60.3%	62.5%	65.3%
Risk-free interest rate	1.7%	1.0%	1.3%
Expected life of stock options granted during the period	5.7 years	5.6 years	6.6 years

        A summary of stock option activity under the Stock Incentive Plan as of December 31, 2014 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2014	10,019	$15.39
Granted	1,116	21.22
Exercised	(2,300)	20.25
Forfeited	(54)	17.51

Outstanding at December 31, 2014	8,781	14.84	5.2	$70

Exercisable at December 31, 2014	6,451	13.47	4.1	60

        The weighted-average grant-date fair value of stock options granted during 2014, 2013 and 2012 was $9.63, $7.93 and $6.36 per option, respectively. As of December 31, 2014, there was $11 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options exercised was $14 million, $14 million and $10 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. STOCK-BASED COMPENSATION PLAN (Continued)

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash. A summary of the status of our nonvested shares as of December 31, 2014 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2014	1,830		$15.31	574	$16.03
Granted	754		21.22	237	21.22
Vested	(735)	(1)	16.16	(284)	15.98
Forfeited	(28)		18.29	(35)	17.00

Nonvested at December 31, 2014	1,821		17.37	492	18.50

(1)
As of December 31, 2014, a total of 388,299 restricted stock units were vested but not yet issued, of which 44,534 vested during 2014. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of December 31, 2014, there was $22 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The value of share awards that vested during the years ended December 31, 2014, 2013 and 2012 was $19 million, $18 million and $21 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE (LOSS) INCOME

        Other comprehensive (loss) income consisted of the following (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2014	$246	$(851)	$12	$8	$(585)	$8	$(577)

Other comprehensive (loss) income before reclassifications	(221)	(223)	(2)	3	(443)	15	(428)
Amounts reclassified from accumulated other comprehensive loss(c)	—	(48)	—	—	(48)	—	(48)

Net current-period other comprehensive (loss) income	(221)	(271)	(2)	3	(491)	15	(476)

Ending balance, December 31, 2014	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

(a)
Amounts are net of tax of $47 and $13 as of December 31, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $182 and $83 as of December 31, 2014 and January 1, 2014, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$9	$8	$10	(b)
Actuarial loss	(55)	(80)	(46)	(b)(c)
Settlement loss	(13)	(12)	(13)	(b)

	(59)	(84)	(49)	Total before tax
	11	23	7	Income tax expense

Total reclassifications for the period	$(48)	$(61)	$(42)	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 16. Employee Benefit Plans."

(c)
Amounts contain approximately $4 million, $6 million and $4 million of actuarial losses related to discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2014	$243	$(883)	$12	$2	$(626)	$8	$(618)

Other comprehensive (loss) income before reclassifications	(221)	(210)	(2)	3	(430)	15	(415)
Amounts reclassified from accumulated other comprehensive loss(c)	—	(54)	—	—	(54)	—	(54)

Net current-period other comprehensive (loss) income	(221)	(264)	(2)	3	(484)	15	(469)

Ending balance, December 31, 2014	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

(a)
Amounts are net of tax of $34 and nil as of December 31, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $211 and $113 as of December 31, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

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

(b)
Amounts are net of tax of $113 and $228 as of December 31, 2013 and January 1, 2013, respectively.

(c)
See table below for details about these reclassifications.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$9	$8	$10	(b)
Actuarial loss	(62)	(86)	(51)	(b)(c)
Settlement loss	(13)	(12)	(13)	(b)

	(66)	(90)	(54)	Total before tax
	12	24	8	Income tax expense

Total reclassifications for the period	$(54)	$(66)	$(46)	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 16. Employee Benefit Plans."

(c)
Amounts contain approximately $4 million and $6 million and $4 million of actuarial losses related to discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. RELATED PARTY TRANSACTIONS

        Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2014	2013	2012
Sales to:
Unconsolidated affiliates	$261	$232	$223
Inventory purchases from:
Unconsolidated affiliates	614	597	565

        Our subsidiary Airstar Corporation ("Airstar") subleases a Gulfstream IV-SP Aircraft (the "Aircraft") from Jstar Corporation ("Jstar"), a corporation wholly owned by Jon M. Huntsman pursuant to a lease arrangement that expires in 2021. Jon M. Huntsman is the Executive Chairman and the father of our Chief Executive Officer, Peter R. Huntsman, and our director, Jon M. Huntsman, Jr. Under this arrangement, monthly sublease payments from Airstar to Jstar are approximately $115,000, and an aggregate of $10 million is payable through the end of the remaining seven year lease term. These monthly sublease payments are equal to the financing costs paid by Jstar to a leasing company and the arrangement does not result in a financial benefit to Jstar.

        We occupy and use a portion of an office building owned by the Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, under a lease pursuant to which we make annual lease payments of approximately $2 million. During each of the years ended 2014, 2013 and 2012, we made payments of approximately $2 million to the Huntsman Foundation under the lease. The lease expires on December 31, 2018, subject to a five-year extension, at our option.

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

24. OPERATING SEGMENT INFORMATION

        We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have reported our operations through five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. We have organized our business and derived our operating segments around differences in product lines.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	textile chemicals and dyes
Pigments and Additives	titanium dioxide, functional additives, color pigments, timber treatment and water treatment chemicals

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

	Year ended December 31,
	2014	2013	2012
Revenues:
Polyurethanes	$5,032	$4,964	$4,894
Performance Products	3,072	3,019	3,065
Advanced Materials	1,248	1,267	1,325
Textile Effects	896	811	752
Pigments and Additives	1,549	1,269	1,436
Eliminations	(219)	(251)	(285)

Total	$11,578	$11,079	$11,187

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$669	$696	$726
Performance Products	440	372	360
Advanced Materials	182	86	54
Textile Effects	28	(78)	(49)
Pigments and Additives	(59)	79	352
Corporate and other(2)	(228)	(261)	(251)

Subtotal	1,032	894	1,192
Discontinued Operations(3)	(10)	(5)	(5)

Total	1,022	889	1,187
Interest expense	(205)	(190)	(226)
Income tax expense—continuing operations	(51)	(125)	(169)
Income tax benefit—discontinued operations	2	2	3
Depreciation and amortization	(445)	(448)	(432)

Net income attributable to Huntsman Corporation	$323	$128	$363

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2014	2013	2012
Depreciation and Amortization:
Polyurethanes	$131	$156	$152
Performance Products	138	121	113
Advanced Materials	42	38	31
Textile Effects	16	17	23
Pigments and Additives	78	73	69
Corporate and other(2)	40	41	39

Subtotal	445	446	427
Discontinued Operations	—	2	5

Total	$445	$448	$432

Capital Expenditures:
Polyurethanes	$174	$132	$107
Performance Products	181	115	117
Advanced Materials	46	73	41
Textile Effects	38	31	27
Pigments and Additives	136	98	98
Corporate and other	26	22	22

Total	$601	$471	$412

	December 31,
	2014	2013	2012
Total Assets:
Polyurethanes	$2,859	$2,839	$2,733
Performance Products	2,326	2,320	2,242
Advanced Materials	828	918	909
Textile Effects	574	653	630
Pigments and Additives	2,640	1,469	1,536
Corporate and other	1,775	989	834

Total	$11,002	$9,188	$8,884

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	Year ended December 31,
	2014	2013	2012
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$669	$696	$726
Performance Products	440	372	360
Advanced Materials	182	86	54
Textile Effects	28	(78)	(49)
Pigments and Additives	(59)	79	352
Corporate and other(2)	(230)	(262)	(251)

Subtotal	1,030	893	1,192
Discontinued Operations(3)	(10)	(5)	(5)

Total	1,020	888	1,187
Interest expense	(214)	(203)	(238)
Income tax expense—continuing operations	(43)	(137)	(179)
Income tax benefit—discontinued operations	2	2	3
Depreciation and amortization	(430)	(424)	(408)

Net income attributable to Huntsman International LLC	$335	$126	$365

Depreciation and Amortization:
Polyurethanes	$131	$156	$152
Performance Products	138	121	113
Advanced Materials	42	38	31
Textile Effects	16	17	23
Pigments and Additives	78	73	69
Corporate and other(2)	25	17	15

Subtotal	430	422	403
Discontinued Operations	—	2	5

Total	$430	$424	$408

Capital Expenditures:
Polyurethanes	$174	$132	$107
Performance Products	181	115	117
Advanced Materials	46	73	41
Textile Effects	38	31	27
Pigments and Additives	136	98	98
Corporate and other	26	22	22

Total	$601	$471	$412

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2014	2013	2012
Total Assets:
Polyurethanes	$2,833	$2,839	$2,733
Performance Products	2,323	2,320	2,242
Advanced Materials	828	918	909
Textile Effects	574	653	630
Pigments and Additives	2,621	1,469	1,536
Corporate and other	1,922	1,212	820

Total	$11,101	$9,411	$8,870

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

	Year ended December 31,
	2014	2013	2012
By Geographic Area
Revenues(1):
United States	$6,116	$3,319	$3,347
China	1,626	1,081	1,040
Mexico	960	853	954
Germany	921	586	600
Italy	522	437	465
Other nations	1,433	4,803	4,781

Total	$11,578	$11,079	$11,187

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. OPERATING SEGMENT INFORMATION (Continued)

	December 31,
	2014	2013	2012
Long-lived assets(2):
Huntsman Corporation
United States	$1,748	$1,422	$1,387
Germany	381	200	201
The Netherlands	314	356	351
United Kingdom	311	312	314
China	221	202	169
Italy	211	197	164
Saudi Arabia	207	220	231
France	170	162	154
Switzerland	132	154	163
Spain	112	138	147
Other nations	616	461	464

Total	$4,423	$3,824	$3,745

Huntsman International
United States	$1,700	$1,357	$1,299
Germany	381	200	201
The Netherlands	314	356	351
United Kingdom	311	312	314
China	221	202	169
Italy	211	197	164
Saudi Arabia	207	220	231
France	170	162	154
Switzerland	132	154	163
Spain	112	138	147
Other nations	616	461	463

Total	$4,375	$3,759	$3,656

(1)
Geographic information for revenues is based upon countries into which product is sold.

(2)
Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012. There are no contractual restrictions limiting transfers of cash from Guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis. In connection with the financing of the Rockwood Acquisition, we added four new guarantor entities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$353	$6	$351	$—	$710
Restricted cash	—	—	10	—	10
Accounts and notes receivable, net	57	127	1,476	5	1,665
Accounts receivable from affiliates	2,256	4,732	152	(6,794)	346
Inventories	120	350	1,558	(3)	2,025
Prepaid expenses	17	9	46	(11)	61
Deferred income taxes	12	—	68	(18)	62
Other current assets	697	7	208	(606)	306

Total current assets	3,512	5,231	3,869	(7,427)	5,185
Property, plant and equipment, net	431	1,251	2,692	1	4,375
Investment in unconsolidated affiliates	6,024	1,594	256	(7,524)	350
Intangible assets, net	35	5	56	—	96
Goodwill	(15)	82	55	—	122
Deferred income taxes	454	—	435	(454)	435
Notes receivable from affiliates	23	592	—	(615)	—
Other noncurrent assets	127	203	212	(4)	538

Total assets	$10,591	$8,958	$7,575	$(16,023)	$11,101

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55	$290	$868	$5	$1,218
Accounts payable to affiliates	3,696	974	2,198	(6,794)	74
Accrued liabilities	102	699	553	(618)	736
Deferred income taxes	—	51	20	(19)	52
Note payable to affiliate	100	—	—	—	100
Current portion of debt	40	—	227	—	267

Total current liabilities	3,993	2,014	3,866	(7,426)	2,447
Long-term debt	4,629	—	304	—	4,933
Notes payable to affiliates	650	—	621	(615)	656
Deferred income taxes	29	197	46	54	326
Other noncurrent liabilities	167	261	1,015	—	1,443

Total liabilities	9,468	2,472	5,852	(7,987)	9,805
Equity
Huntsman International LLC members' equity
Members' equity	3,166	4,676	3,127	(7,803)	3,166
Accumulated (deficit) income	(956)	409	(501)	92	(956)
Accumulated other comprehensive (loss) income	(1,087)	1,401	(1,076)	(325)	(1,087)

Total Huntsman International LLC members' equity	1,123	6,486	1,550	(8,036)	1,123
Noncontrolling interests in subsidiaries	—	—	173	—	173

Total equity	1,123	6,486	1,723	(8,036)	1,296

Total liabilities and equity	$10,591	$8,958	$7,575	$(16,023)	$11,101

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$308	$—	$207	$—	$515
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	28	130	1,384	—	1,542
Accounts receivable from affiliates	2,386	4,823	140	(7,024)	325
Inventories	112	297	1,339	(7)	1,741
Prepaid expenses	70	64	47	(120)	61
Deferred income taxes	12	—	59	(18)	53
Other current assets	379	4	199	(382)	200

Total current assets	3,295	5,318	3,384	(7,551)	4,446
Property, plant and equipment, net	390	954	2,414	1	3,759
Investment in unconsolidated affiliates	5,393	1,178	178	(6,464)	285
Intangible assets, net	48	1	39	—	88
Goodwill	(17)	82	66	—	131
Deferred income taxes	323	—	239	(319)	243
Notes receivable from affiliates	22	658	—	(680)	—
Other noncurrent assets	67	172	221	(1)	459

Total assets	$9,521	$8,363	$6,541	$(15,014)	$9,411

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50	$267	$750	$—	$1,067
Accounts payable to affiliates	3,655	1,476	1,946	(7,024)	53
Accrued liabilities	138	517	590	(503)	742
Deferred income taxes	—	57	8	(21)	44
Note payable to affiliate	100	—	—	—	100
Current portion of debt	28	—	249	—	277

Total current liabilities	3,971	2,317	3,543	(7,548)	2,283
Long-term debt	3,290	—	343	—	3,633
Notes payable to affiliates	772	—	687	(680)	779
Deferred income taxes	25	200	39	39	303
Other noncurrent liabilities	137	140	661	—	938

Total liabilities	8,195	2,657	5,273	(8,189)	7,936
Equity
Huntsman International LLC members' equity
Members' equity	3,138	4,354	2,215	(6,569)	3,138
Accumulated deficit	(1,194)	66	(450)	384	(1,194)
Accumulated other comprehensive (loss) income	(618)	1,286	(645)	(641)	(618)

Total Huntsman International LLC members' equity	1,326	5,706	1,120	(6,826)	1,326
Noncontrolling interests in subsidiaries	—	—	148	1	149

Total equity	1,326	5,706	1,268	(6,825)	1,475

Total liabilities and equity	$9,521	$8,363	$6,541	$(15,014)	$9,411

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
YEAR ENDED DECEMBER 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$1,194	$3,164	$6,959	$—	$11,317
Related party sales	299	511	1,377	(1,926)	261

Total revenues	1,493	3,675	8,336	(1,926)	11,578
Cost of goods sold	1,222	2,909	7,451	(1,931)	9,651

Gross profit	271	766	885	5	1,927
Selling, general and administrative	164	163	642	—	969
Research and development	48	40	70	—	158
Other operating (income) expense	(7)	(8)	11	—	(4)
Restructuring, impairment and plant closing costs	7	5	146	—	158

Operating income	59	566	16	5	646
Interest (expense) income	(204)	37	(47)	—	(214)
Equity in income (loss) of investment in affiliates and subsidiaries	186	(51)	6	(135)	6
Loss on early extinguishment of debt	(28)	—	—	—	(28)
Other income (loss)	3	(5)	3	(2)	(1)

Income (loss) from continuing operations before income taxes	16	547	(22)	(132)	409
Income tax benefit (expense)	318	(202)	(2)	(157)	(43)

Income from continuing operations	334	345	(24)	(289)	366
Income (loss) from discontinued operations, net of tax	1	—	(10)	—	(9)

Net income (loss)	335	345	(34)	(289)	357
Net income attributable to noncontrolling interests	—	—	(18)	(4)	(22)

Net income (loss) attributable to Huntsman International LLC	$335	$345	$(52)	$(293)	$335

Net income (loss)	$335	$345	$(34)	$(289)	$357
Other comprehensive (loss) income	(469)	115	(440)	310	(484)
Comprehensive income attributable to noncontrolling interests	—	—	(8)	1	(7)

Comprehensive (loss) income attributable to Huntsman International LLC	$(134)	$460	$(482)	$22	$(134)

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$25	$252	$480	$(3)	$754

Investing activities:
Capital expenditures	(85)	(223)	(293)	—	(601)
Cash received from unconsolidated affiliates	—	48	3	—	51
Investment in affiliate	38	(10)	—	(28)	—
Investment in unconsolidated affiliates	—	(37)	(71)	—	(108)
Acquisition of businesses, net of cash acquired	(1,038)	—	78	—	(960)
Proceeds from sale of businesses/assets	3	—	12	—	15
Increase in receivable from affiliate	(2)	—	—	—	(2)
Other, net	—	—	(2)	—	(2)

Net cash used in investing activities	(1,084)	(222)	(273)	(28)	(1,607)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1)	—	(1)
Net borrowings on overdraft facilities	—	—	(5)	—	(5)
Repayments of short-term debt	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	15	—	15
Repayments of long-term debt	(372)	—	(46)	—	(418)
Proceeds from issuance of long-term debt	1,792	—	—	—	1,792
Repayments of notes payable to affiliate	(122)	—	—	—	(122)
Repayments of notes payable	(32)	—	(2)	—	(34)
Borrowings on notes payable	31	—	2	—	33
Debt issuance costs paid	(67)	—	—	—	(67)
Call premiums related to early extinguishment of debt	(24)	—	—	—	(24)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Contribution from parent	—	11	(4)	(7)	—
Distribution to parent	—	(34)	(1)	35	—
Dividends paid to parent	(97)	(2)	—	2	(97)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	—	1	(2)	1	—

Net cash (used in) provided by financing activities	1,104	(24)	(52)	31	1,059
Effect of exchange rate changes on cash	—	—	(11)	—	(11)

(Decrease) increase in cash and cash equivalents	45	6	144	—	195
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$353	$6	$351	$—	$710

        During the third quarter of 2014, we made a noncash capital contribution of $116 million between guarantor and nonguarantor entities.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

        A summary of selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013 is as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014(1)	December 31, 2014
Revenues	$2,755	$2,988	$2,884	$2,951
Gross profit	450	505	515	449
Restructuring, impairment and plant closing costs	39	13	39	67
Income (loss) from continuing operations	69	124	194	(34)
Net income (loss)	62	124	194	(35)
Net income (loss) attributable to Huntsman Corporation	54	119	188	(38)
Basic income per share(2):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.25	0.49	0.77	(0.16)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.22	0.49	0.77	(0.16)
Diluted income (loss) per share(2):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.25	0.48	0.76	(0.16)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.22	0.48	0.76	(0.16)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$2,702	$2,830	$2,842	$2,705
Gross profit	349	451	507	446
Restructuring, impairment and plant closing costs	44	29	37	41
(Loss) income from continuing operations	(15)	54	72	43
Net (loss) income	(17)	54	70	42
Net (loss) income attributable to Huntsman Corporation	(24)	47	64	41
Basic income (loss) per share(2):
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.09)	0.20	0.28	0.17
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.10)	0.20	0.27	0.17
Diluted (loss) income per share(2):
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	(0.09)	0.19	0.27	0.17
Net (loss) income attributable to Huntsman Corporation common stockholders	(0.10)	0.19	0.26	0.17

Huntsman International

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014(1)	December 31, 2014
Revenues	$2,755	$2,988	$2,884	$2,951
Gross profit	455	506	516	450
Restructuring, impairment and plant closing costs	39	13	39	67
Income (loss) from continuing operations	72	125	204	(35)
Net income (loss)	65	125	204	(37)
Net income (loss) attributable to Huntsman International	57	120	198	(40)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$2,702	$2,830	$2,842	$2,705
Gross profit	353	456	511	450
Restructuring, impairment and plant closing costs	44	29	37	41
(Loss) income from continuing operations	(14)	56	76	34
Net (loss) income	(16)	56	74	33
Net (loss) income attributable to Huntsman International	(23)	49	68	32

(1)
During the three months ended September 30, 2014, as a result of extensive research and analysis, we filed amended U.S. tax returns for tax years 2008 through 2012, along with our original U.S. tax return for tax year 2013, and made elections which allowed us to utilize U.S. foreign tax credits. As a result of utilizing these assets that had been subject to a valuation allowance, we recognized a discrete income tax benefit of $94 million in the third quarter of 2014.

(2)
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

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant
HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$150	$5
Receivable from affiliate	16	7
Note receivable from affiliate	100	100

Total current assets	266	112
Note receivable from affiliate-long-term	650	772
Investment in and advances to affiliates	1,176	1,399

Total assets	$2,092	$2,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to affiliate	$304	$292
Accrued liabilities	2	2

Total current liabilities	306	294
Other long-term liabilities	8	9

Total liabilities	314	303

STOCKHOLDERS' EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 248,893,036 and 245,930,859 issued and 243,416,979 and 240,401,442 outstanding in 2014 and 2013, respectively	3	2
Additional paid-in capital	3,385	3,305
Treasury stock, 4,043,526 shares at both December 31, 2014 and 2013	(50)	(50)
Unearned stock-based compensation	(14)	(13)
Accumulated deficit	(493)	(687)
Accumulated other comprehensive loss	(1,053)	(577)

Total stockholders' equity	1,778	1,980

Total liabilities and stockholders' equity	$2,092	$2,283

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS
(In Millions)

	Year ended December 31,
	2014	2013	2012
Selling, general and administrative	$(5)	$(13)	$(3)
Interest income	9	13	13
Equity in income of subsidiaries	222	32	257
Dividend income—affiliate	97	96	96

Net income	$323	$128	$363

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Millions)

	Year ended December 31,
	2014	2013	2012
Net income	$323	$128	$363
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments, net of tax of $47, $13 and $20 in 2014, 2013 and 2012, respectively	(221)	(23)	51
Pension and other postretirement benefits adjustments, net of tax of $182, $83 and $197 in 2014, 2013 and 2012, respectively	(271)	185	(236)
Other, net	23	31	9

Other comprehensive (loss) income, net of tax	(469)	193	(176)

Comprehensive (loss) income	(146)	321	187
Comprehensive income attributable to noncontrolling interests	(7)	(26)	(9)

Comprehensive (loss) income attributable to Huntsman Corporation	$(153)	$295	$178

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS' EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Total equity
Balance, January 1, 2012	235,746,087	$2	$3,228	$(50)	$(12)	$(947)	$(559)	$1,662
Net income	—	—	—	—	—	363	—	363
Other comprehensive loss	—	—	—	—	—	—	(185)	(185)
Issuance of nonvested stock awards	—	—	12	—	(12)	—	—	—
Vesting of stock awards	2,162,043	—	10	—	—	—	—	10
Recognition of stock-based compensation	—	—	9	—	12	—	—	21
Repurchase and cancellation of stock awards	(537,039)	—	—	—	—	(7)	—	(7)
Stock options exercised	902,331	—	3	—	—	—	—	3
Excess tax benefit related to stock-based compensation	—	—	4	—	—	—	—	4
Acquisition of a business	—		(2)	—	—	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(96)	—	(96)

Balance, December 31, 2012	238,273,422	2	3,264	(50)	(12)	(687)	(744)	1,773
Net income	—	—	—	—	—	128	—	128
Other comprehensive income	—	—	—	—	—	—	167	167
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	8	—	13	—	—	21
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	(6)
Stock options exercised	1,364,341	—	13	—	—	—	—	13
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	(2)
Dividends declared on common stock	—	—	—	—	—	(120)	—	(120)

Balance, December 31, 2013	240,401,442	2	3,305	(50)	(13)	(687)	(577)	1,980
Net income	—	—	—	—	—	323	—	323
Other comprehensive income	—	—	—	—	—	—	(476)	(476)
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—
Vesting of stock awards	1,018,050	—	7	—	—	—	—	7
Recognition of stock-based compensation	—	—	10	—	14	—	—	24
Repurchase and cancellation of stock awards	(302,200)	—	—	—	—	(7)	—	(7)
Stock options exercised	2,299,687	1	47	—	—	—	—	48
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	(1)
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	—	(121)	—	(121)

Balance, December 31, 2014	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$1,778

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$323	$128	$363
Equity in income of subsidiaries	(222)	(32)	(257)
Stock-based compensation	1	1	1
Noncash interest (income) expense	(9)	6	(13)
Changes in operating assets and liabilities	9	63	128

Net cash provided by operating activities	102	166	222

Investing Activities:
Loan to affiliate	—	(177)	(299)
Repayments of loan by affiliate	122	—	139

Net cash provided by (used in) investing activities	122	(177)	(160)

Financing Activities:
Dividends paid to common stockholders	(121)	(120)	(96)
Repurchase and cancellation of stock awards	(7)	(6)	(7)
Proceeds from issuance of common stock	47	13	3
Increase (decrease) in payable to affiliates	2	(48)	(108)
Other, net	—	—	—

Net cash used in financing activities	(79)	(161)	(208)

Increase (decrease) in cash and cash equivalents	145	(172)	(146)
Cash and cash equivalents at beginning of period	5	177	323

Cash and cash equivalents at end of period	$150	$5	$177

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$42	$—	$(8)	$—	$34
Year ended December 31, 2013	47	2	(7)	—	42
Year ended December 31, 2012	46	4	(3)	—	47

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (Credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$42	$—	$(8)	$—	$34
Year ended December 31, 2013	47	2	(7)	—	$42
Year ended December 31, 2012	46	4	(3)	—	47

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Fourth Amended and Restated Bylaws of Huntsman Corporation effective September 12, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 12, 2013)
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
4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
4.6
Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
4.7
Indenture, dated as of September 24, 2010, by and among Huntsman International LLC, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on September 30, 2010)
4.8	Form of 8.625% Senior Subordinated Note due 2021 (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on September 30, 2010)
4.9	Form of Guarantee (included as Exhibit E to Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed on September 30, 2010)
4.10
Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)
4.11	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)
4.12	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.13) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)

Number	Description
4.13	Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2013)
4.14	Form of 5 1/8 Senior Note (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2013)
4.15	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.13) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2013)
4.16
Indenture, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
4.17	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.16) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
4.18	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.16) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
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
10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)

Number	Description
10.11	Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))
10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
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
10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.23
Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

Number	Description
10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009)
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
10.28
U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009)
10.29
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
10.32
Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)
10.33	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)
10.34	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)
10.35	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)
10.36	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)

Number	Description
10.37	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)
10.38	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)
10.39
Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)
10.40
Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)
10.41
Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
10.42	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)
10.43	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)
10.44	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)
10.45	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)
10.46
Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)
10.47	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)
10.48	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)
10.49	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.56 to our annual report on Form 10-K filed on February 12, 2013)
10.50
Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)
10.51
Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)
10.52	Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 2, 2013)

Number	Description
10.53	Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013)
10.54
Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)
10.55
Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013) as amended by Amendment to Stock Purchase Agreement dated as of March 20, 2014 (incorporated by reference to Exhibit 2.1 to our quarterly report on Form 10-Q filed on April 29, 2014) as amended by Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on July 30, 2014) as amended by Amendment No. 3 to Stock Purchase Agreement dated as of September 30, 2014 (incorporated by reference to Exhibit 2.2 to our quarterly report on Form 10-Q filed on October 27, 2014)
10.56
Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)
10.57	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2013)
10.58
Registration Rights Agreement, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein and Citigroup Global Markets Limited, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 23, 2013)
10.59
Consulting Agreement effective January 1, 2014 between Huntsman International LLC and Jon M. Huntsman, Jr. (incorporated by reference to Exhibit 10.65 to our annual report on Form 10-K filed on February 11, 2014)
10.60	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2014)
10.61
Eleventh Amendment, dated as of August 12, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.62
Twelfth Amendment, dated as of August 13, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.63
Thirteenth Amendment to Credit Agreement, dated as of October 1, 2014, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 7, 2014)

Number		Description
10.64		Registration Rights Agreement, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
10.65	*	Form of Performance Share Unit Award Agreement
10.66	*	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement
21.1	*	Subsidiaries of Huntsman Corporation
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.