Form 10-Q
period 2015-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2015-04-30
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

          On April 22, 2015, 245,381,582 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$994	$860
Restricted cash(a)	9	10
Accounts and notes receivable (net of allowance for doubtful accounts of $32 and $34, respectively), ($454 and $472 pledged as collateral, respectively)(a)	1,633	1,665
Accounts receivable from affiliates	35	42
Inventories(a)	1,869	2,025
Prepaid expenses	58	62
Deferred income taxes	58	62
Other current assets(a)	231	313

Total current assets	4,887	5,039
Property, plant and equipment, net(a)	4,250	4,423
Investment in unconsolidated affiliates	350	350
Intangible assets, net(a)	94	95
Goodwill	119	122
Deferred income taxes	410	435
Other noncurrent assets(a)	641	538

Total assets	$10,751	$11,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,162	$1,218
Accounts payable to affiliates	29	57
Accrued liabilities(a)	705	739
Deferred income taxes	49	51
Current portion of debt(a)	529	267

Total current liabilities	2,474	2,332
Long-term debt(a)	4,829	4,933
Notes payable to affiliates	6	6
Deferred income taxes	327	333
Other noncurrent liabilities(a)	1,342	1,447

Total liabilities	8,978	9,051
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 249,425,108 and 248,893,036 issued and 244,126,924 and 243,416,979 outstanding in 2015 and 2014, respectively	3	3
Additional paid-in capital	3,414	3,385
Treasury stock, 4,043,526 shares at both March 31, 2015 and December 31, 2014	(50)	(50)
Unearned stock-based compensation	(28)	(14)
Accumulated deficit	(526)	(493)
Accumulated other comprehensive loss	(1,216)	(1,053)

Total Huntsman Corporation stockholders' equity	1,597	1,778
Noncontrolling interests in subsidiaries	176	173

Total equity	1,773	1,951

Total liabilities and equity	$10,751	$11,002

(a)
At March 31, 2015 and December 31, 2014, respectively, $54 and $46 of cash and cash equivalents, $9 and $10 of restricted cash, $41 each of accounts and notes receivable (net), $41 and $68 of inventories, $5 and $6 of other current assets, $326 and $339 of property, plant and equipment (net), $38 and $40 of intangible assets (net), $27 each of other noncurrent assets, $88 and $92 of accounts payable, $33 and $37 of accrued liabilities, $168 and $172 of current portion of debt, $30 and $36 of long-term debt, and $95 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2015	2014
Revenues:
Trade sales, services and fees, net	$2,560	$2,693
Related party sales	29	62

Total revenues	2,589	2,755
Cost of goods sold	2,139	2,305

Gross profit	450	450
Operating expenses:
Selling, general and administrative	246	229
Research and development	42	36
Other operating income	(8)	(4)
Restructuring, impairment and plant closing costs	93	39

Total expenses	373	300

Operating income	77	150
Interest expense	(56)	(48)
Equity in income of investment in unconsolidated affiliates	2	2
Loss on early extinguishment of debt	(3)	—
Other (loss) income	(1)	1

Income from continuing operations before income taxes	19	105
Income tax expense	(2)	(36)

Income from continuing operations	17	69
Loss from discontinued operations	(2)	(7)

Net income	15	62
Net income attributable to noncontrolling interests	(10)	(8)

Net income attributable to Huntsman Corporation	$5	$54

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.03	$0.25
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.02	$0.22

Weighted average shares	243.9	240.9

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.03	$0.25
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.02	$0.22

Weighted average shares	247.2	244.5

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$7	$61
Loss from discontinued operations, net of tax	(2)	(7)

Net income	$5	$54

Dividends per share	$0.125	$0.125

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(In Millions)

	Three months ended March 31,
	2015	2014
Net income	$15	$62
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments, net of tax of $(27) and nil, respectively	(182)	(2)
Pension and other postretirement benefits adjustments, net of tax of $(4) and $(3), respectively	13	9
Other, net	(1)	—

Other comprehensive (loss) income, net of tax	(170)	7

Comprehensive (loss) income	(155)	69
Comprehensive income attributable to noncontrolling interests	(3)	(12)

Comprehensive (loss) income attributable to Huntsman Corporation	$(158)	$57

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2015	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$173	$1,951
Net income	—	—	—	—	—	5	—	10	15
Other comprehensive loss	—	—	—	—	—	—	(163)	(7)	(170)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	1,000,585	—	6	—	—	—	—	—	6
Recognition of stock-based compensation	—	—	3	—	5	—	—	—	8
Repurchase and cancellation of stock awards	(302,372)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	11,732	—	—	—	—	—	—	—	—
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(31)	—	—	(31)

Balance, March 31, 2015	244,126,924	$3	$3,414	$(50)	$(28)	$(526)	$(1,216)	$176	$1,773

Balance, January 1, 2014	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$149	$2,129
Net income	—	—	—	—	—	54	—	8	62
Other comprehensive income	—	—	—	—	—	—	3	4	7
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	997,196	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(295,205)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	224,361	—	4	—	—	—	—	—	4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(30)	—	—	(30)

Balance, March 31, 2014	241,327,794	$2	$3,334	$(50)	$(23)	$(669)	$(574)	$157	$2,177

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net income	$15	$62
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(2)	(2)
Depreciation and amortization	95	123
Loss on early extinguishment of debt	3	—
Noncash interest expense	4	1
Noncash restructuring and impairment charges	29	6
Deferred income taxes	(33)	(23)
Noncash (gain) loss on foreign currency transactions	(6)	3
Stock-based compensation	9	8
Other, net	1	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(49)	(149)
Inventories	54	(172)
Prepaid expenses	3	9
Other current assets	25	(3)
Other noncurrent assets	(90)	(4)
Accounts payable	(2)	107
Accrued liabilities	(3)	(12)
Other noncurrent liabilities	(19)	(21)

Net cash provided by (used in) operating activities	34	(67)

Investing Activities:
Capital expenditures	(149)	(107)
Cash received from unconsolidated affiliates	15	15
Investment in unconsolidated affiliates	(13)	(11)
Cash received from termination of cross-currency interest rate contracts	66	—
Other, net	—	(1)

Net cash used in investing activities	(81)	(104)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Three months ended March 31,
	2015	2014
Financing Activities:
Net borrowings under revolving loan facilities	$—	$2
Net (repayments) borrowings on overdraft facilities	(2)	4
Repayments of short-term debt	(17)	(3)
Borrowings on short-term debt	—	1
Repayments of long-term debt	(59)	(22)
Proceeds from issuance of long-term debt	326	—
Repayments of notes payable	(9)	(10)
Borrowings on notes payable	—	1
Debt issuance costs paid	(4)	(2)
Call premiums related to early extinguishment of debt	(3)	—
Contingent consideration paid for acquisition	(4)	(6)
Dividends paid to common stockholders	(31)	(30)
Repurchase and cancellation of stock awards	(7)	(6)
Proceeds from issuance of common stock	—	4
Excess tax benefit related to stock-based compensation	1	1
Other, net	(2)	(5)

Net cash provided by (used in) financing activities	189	(71)

Effect of exchange rate changes on cash	(8)	(1)

Increase (decrease) in cash and cash equivalents	134	(243)
Cash and cash equivalents at beginning of period	860	520

Cash and cash equivalents at end of period	$994	$277

Supplemental cash flow information:
Cash paid for interest	$48	$54
Cash paid for income taxes	11	46

        During the three months ended March 31, 2015 and 2014, the amount of capital expenditures in accounts payable decreased by $26 million and $25 million, respectively. During the three months ended March 31, 2015 and 2014, we acquired assets under capital leases of nil and $10 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$796	$710
Restricted cash(a)	9	10
Accounts and notes receivable (net of allowance for doubtful accounts of $32 and $34, respectively), ($454 and $472 pledged as collateral, respectively)(a)	1,633	1,665
Accounts receivable from affiliates	347	346
Inventories(a)	1,869	2,025
Prepaid expenses	56	61
Deferred income taxes	58	62
Other current assets(a)	223	306

Total current assets	4,991	5,185
Property, plant and equipment, net(a)	4,205	4,375
Investment in unconsolidated affiliates	350	350
Intangible assets, net(a)	95	96
Goodwill	119	122
Deferred income taxes	410	435
Other noncurrent assets(a)	641	538

Total assets	$10,811	$11,101

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,162	$1,218
Accounts payable to affiliates	47	74
Accrued liabilities(a)	702	736
Deferred income taxes	50	52
Note payable to affiliate	100	100
Current portion of debt(a)	529	267

Total current liabilities	2,590	2,447
Long-term debt(a)	4,829	4,933
Notes payable to affiliates	606	656
Deferred income taxes	320	326
Other noncurrent liabilities(a)	1,345	1,443

Total liabilities	9,690	9,805
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,175	3,166
Accumulated deficit	(982)	(956)
Accumulated other comprehensive loss	(1,248)	(1,087)

Total Huntsman International LLC members' equity	945	1,123
Noncontrolling interests in subsidiaries	176	173

Total equity	1,121	1,296

Total liabilities and equity	$10,811	$11,101

(a)
At March 31, 2015 and December 31, 2014, respectively, $54 and $46 of cash and cash equivalents, $9 and $10 of restricted cash, $41 each of accounts and notes receivable (net), $41 and $68 of inventories, $5 and $6 of other current assets, $326 and $339 of property, plant and equipment (net), $38 and $40 of intangible assets (net), $27 each of other noncurrent assets, $88 and $92 of accounts payable, $33 and $37 of accrued liabilities, $168 and $172 of current portion of debt, $30 and $36 of long-term debt, and $95 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2015	2014
Revenues:
Trade sales, services and fees, net	$2,560	$2,693
Related party sales	29	62

Total revenues	2,589	2,755
Cost of goods sold	2,137	2,300

Gross profit	452	455
Operating expenses:
Selling, general and administrative	244	227
Research and development	42	36
Other operating income	(7)	(4)
Restructuring, impairment and plant closing costs	93	39

Total expenses	372	298

Operating income	80	157
Interest expense	(58)	(51)
Equity in income of investment in unconsolidated affiliates	2	2
Loss on early extinguishment of debt	(3)	—
Other (loss) income	(1)	1

Income from continuing operations before income taxes	20	109
Income tax expense	(3)	(37)

Income from continuing operations	17	72
Loss from discontinued operations, net of tax	(2)	(7)

Net income	15	65
Net income attributable to noncontrolling interests	(10)	(8)

Net income attributable to Huntsman International LLC	$5	$57

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(In Millions)

	Three months ended March 31,
	2015	2014
Net income	$15	$65
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments, net of tax of $(27) and nil, respectively	(182)	(3)
Pension and other postretirement benefits adjustments, net of tax of $(4) each	15	10
Other, net	(1)	1

Other comprehensive (loss) income, net of tax	(168)	8

Comprehensive (loss) income	(153)	73
Comprehensive income attributable to noncontrolling interests	(3)	(12)

Comprehensive (loss) income attributable to Huntsman International LLC	$(156)	$61

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2015	2,728	$3,166	$(956)	$(1,087)	$173	$1,296
Net income	—	—	5	—	10	15
Dividends paid to parent	—	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	(161)	(7)	(168)
Contribution from parent	—	8	—	—	—	8
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, March 31, 2015	2,728	$3,175	$(982)	$(1,248)	$176	$1,121

Balance, January 1, 2014	2,728	$3,138	$(1,194)	$(618)	$149	$1,475
Net income	—	—	57	—	8	65
Dividends paid to parent	—	—	(30)	—	—	(30)
Other comprehensive income	—	—	—	4	4	8
Contribution from parent	—	7	—	—	—	7
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, March 31, 2014	2,728	$3,146	$(1,167)	$(614)	$157	$1,522

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net income	$15	$65
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(2)	(2)
Depreciation and amortization	92	116
Loss on early extinguishment of debt	3	—
Noncash interest expense	6	3
Noncash restructuring and impairment charges	29	6
Deferred income taxes	(33)	(21)
Noncash (gain) loss on foreign currency transactions	(6)	3
Noncash compensation	8	7
Other, net	3	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(49)	(149)
Inventories	54	(172)
Prepaid expenses	4	11
Other current assets	25	(3)
Other noncurrent assets	(90)	(4)
Accounts payable	(4)	105
Accrued liabilities	(3)	(14)
Other noncurrent liabilities	(17)	(19)

Net cash provided by (used in) operating activities	35	(67)

Investing Activities:
Capital expenditures	(149)	(107)
Cash received from unconsolidated affiliates	15	15
Investment in unconsolidated affiliates	(13)	(11)
Increase in receivable from affiliate	(6)	(5)
Cash received from termination of cross-currency interest rate contracts	66	—
Other, net	—	(1)

Net cash used in investing activities	(87)	(109)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Three months ended March 31,
	2015	2014
Financing Activities:
Net borrowings under revolving loan facilities	$—	$2
Net (repayments) borrowings on overdraft facilities	(2)	4
Repayments of short-term debt	(17)	(3)
Borrowings on short-term debt	—	1
Repayments of long-term debt	(59)	(22)
Proceeds from issuance of long-term debt	326	—
Repayments of notes payable to affiliate	(50)	(65)
Repayments of notes payable	(9)	(10)
Borrowings on notes payable	—	1
Debt issuance costs paid	(4)	(2)
Call premiums related to early extinguishment of debt	(3)	—
Contingent consideration paid for acquisition	(4)	(6)
Dividends paid to parent	(31)	(30)
Excess tax benefit related to stock-based compensation	1	1
Other, net	(2)	(4)

Net cash provided by (used in) financing activities	146	(133)

Effect of exchange rate changes on cash	(8)	(1)

Increase (decrease) in cash and cash equivalents	86	(310)
Cash and cash equivalents at beginning of period	710	515

Cash and cash equivalents at end of period	$796	$205

Supplemental cash flow information:
Cash paid for interest	$48	$54
Cash paid for income taxes	11	46

        During the three months ended March 31, 2015 and 2014, the amount of capital expenditures in accounts payable decreased by $26 million and $25 million, respectively. During the three months ended March 31, 2015 and 2014, Huntsman Corporation contributed $8 million and $7 million, respectively, related to stock-based compensation. During the three months ended March 31, 2015 and 2014, we acquired assets under capital leases of nil and $10 million, respectively.

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

INTERIM FINANCIAL STATEMENTS

        Our interim condensed consolidated financial statements (unaudited) and Huntsman International's interim condensed consolidated financial statements (unaudited) were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements (unaudited) should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for our Company and Huntsman International.

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

RECENT DEVELOPMENTS

Debt Issuance

        On March 31, 2015, Huntsman International completed a €300 million (approximately $326 million) offering of 4.25% senior notes due April 1, 2025 ("2025 Senior Notes"). On April 17, 2015, Huntsman International used the net proceeds of this offering to redeem $289 million ($294 carrying value) of our 8.625% senior subordinated notes due 2021 ("2021 Senior Subordinated Notes"). For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt." In connection with this redemption, Huntsman International incurred a $20 million loss on early extinguishment of debt in the second quarter of 2015. As of March 31, 2015, $294 million was classified as current portion of debt on our condensed consolidated balance sheets (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. GENERAL (Continued)

Pigments and Additives Restructurings

        On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. The 'black end' is responsible for the start of the titanium dioxide manufacturing process. The 'white end' is used to finish and pack titanium dioxide and will remain operational employing up to 100 people on the site. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded incremental accelerated depreciation in the first quarter of 2015 of $28 million as restructuring, impairment and plant closing costs on our condensed consolidated statements of operations (unaudited). For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs."

        On March 4, 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment. For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs."

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2015

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changing the criteria for reporting discontinued operations and enhancing reporting requirements for discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Further, the amendments in this ASU will require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this ASU are effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We adopted the amendments in this ASU effective January 1, 2015, and the initial adoption of the amendments in this ASU did not have any impact on our condensed consolidated financial statements (unaudited).

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

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities by placing more emphasis on risk of loss when determining a controlling financial interest. These amendments affect areas specific to limited partnerships and similar legal entities, evaluating fees paid to a decision maker or service provider as a variable interest, the effects of both fee arrangements and related parties on the primary beneficiary determination and certain investment funds. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments retrospectively or using a modified retrospective approach. Early adoption is permitted, including adoption in an interim period provided that any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and that amortization of debt issuance costs shall be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. Entities would apply the new guidance retrospectively to all prior periods. We do not expect the adoption of the amendment in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into after the effective date or retrospectively to all prior periods. We do not expect the adoption of the amendment in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

ROCKWOOD ACQUISITION

        On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses (the "Rockwood Acquisition") of Rockwood Holdings, Inc. ("Rockwood"). We paid $1.04 billion in cash, subject to certain purchase price adjustments, and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. The acquisition was financed using a bank term loan. The majority of the acquired businesses have been integrated into our Pigments and Additives segment. Transaction costs charged to expense related to this acquisition were nil and $5 million for the three months ended March 31, 2015 and 2014, respectively, and were recorded in selling, general and administrative expenses in our condensed consolidated statements of operations (unaudited).

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

  •
  color pigments made from synthetic iron-oxide and other non-titanium dioxide inorganic pigments used by manufacturers of coatings and colorants;

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

Huntsman Corporation

Pro Forma
Three months ended March 31, 2014 (Unaudited)
Revenues	$3,133
Net income attributable to Huntsman Corporation	69
Income per share:
Basic	$0.29
Diluted	0.28

Huntsman International

Pro Forma
Three months ended March 31, 2014 (Unaudited)
Revenues	$3,133
Net income attributable to Huntsman International	72

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2015	December 31, 2014
Raw materials and supplies	$458	$508
Work in progress	98	96
Finished goods	1,371	1,494

Total	1,927	2,098
LIFO reserves	(58)	(73)

Net inventories	$1,869	$2,025

        For both March 31, 2015 and December 31, 2014, approximately 9% of inventories were recorded using the LIFO cost method.

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

  •
  Viance, LLC ("Viance") is our 50%-owned joint venture with Dow Chemical. Viance markets timber treatment products for our Pigments and Additives segment. Our joint venture interest in Viance was acquired as part of the Rockwood Acquisition. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility, and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance's behalf. As a result, we concluded that we are the primary beneficiary and began consolidating Viance upon the Rockwood Acquisition on October 1, 2014.

        Creditors of these entities have no recourse to our general credit. See "Note 7. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at March 31, 2015, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations, as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015	December 31, 2014
Current assets	$151	$186
Property, plant and equipment, net	326	340
Other noncurrent assets	88	70
Deferred income taxes	50	50
Intangible assets	39	39
Goodwill	13	14

Total assets	$667	$699

Current liabilities	$336	$356
Long-term debt	37	42
Deferred income taxes	8	9
Other noncurrent liabilities	95	97

Total liabilities	$476	$504

        For more information regarding the Rockwood Acquisition, see "Note 3. Business Combinations—Rockwood Acquisition."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2015 and December 31, 2014, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2015	$87	$—	$48	$3	$138
2015 charges for 2014 and prior initiatives	31	2	—	9	42
2015 charges for 2015 initiatives	24	—	—	—	24
Reversal of reserves no longer required	(1)	—	—	—	(1)
2015 payments for 2014 and prior initiatives	(16)	(2)	(1)	(8)	(27)
Foreign currency effect on liability balance	(8)	—	1	—	(7)

Accrued liabilities as of March 31, 2015	$117	$—	$48	$4	$169

(1)
The workforce reduction reserves relate to the termination of 1,572 positions, of which 1,479 positions had not been terminated as of March 31, 2015.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2015	December 31, 2014
2013 and prior initiatives	$66	$75
2014 initiatives	79	63
2015 initiatives	24	—

Total	$169	$138

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments and Additives	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2015	$6	$9	$5	$54	$59	$1	$4	$138
2015 charges for 2014 and prior initiatives	2	1	—	3	34	—	2	42
2015 charges for 2015 initiatives	—	—	—	1	23	—	—	24
Reversal of reserves no longer required	—	—	—	—	—	—	(1)	(1)
2015 payments for 2014 and prior initiatives	(3)	(3)	(1)	(4)	(13)	—	(3)	(27)
Foreign currency effect on liability balance	(1)	(1)	—	1	(6)	—	—	(7)

Accrued liabilities as of March 31, 2015	$4	$6	$4	$55	$97	$1	$2	$169

Current portion of restructuring reserves	$1	$6	$2	$11	$97	$1	$2	$120
Long-term portion of restructuring reserves	3	—	2	44	—	—	—	49

        Details with respect to cash and noncash restructuring charges for the three months ended March 31, 2015 and 2014 by initiative are provided below (dollars in millions):

Three months ended March 31, 2015
Cash charges:
2015 charges for 2014 and prior initiatives	$42
2015 charges for 2015 initiatives	24
Reversal of reserves no longer required	(1)
Accelerated depreciation	28

Total 2015 Restructuring, Impairment and Plant Closing Costs	$93

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

2015 RESTRUCTURING ACTIVITIES

        On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $34 million in the three months ended March 31, 2015 related primarily to workforce reductions. We expect to complete this program by the middle of 2016.

        On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded incremental accelerated depreciation in the three months ended March 31, 2015 of $28 million as restructuring, impairment and plant closing costs. In addition, we recorded restructuring expense of $22 million in the three months ended March 31, 2015 related primarily to workforce reductions. We expect to complete this program by the end of 2016.

        On March 4, 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment, and recorded restructuring expense of approximately $1 million in the three months ended March 31, 2015 related to workforce reductions. We expect to complete this program by the end of 2015.

2014 RESTRUCTURING ACTIVITIES

        During 2013, our Performance Products segment initiated a restructuring program to refocus our surfactants business in Europe. During the three months ended March 31, 2014, we recorded charges of $23 million primarily related to workforce reductions and a charge of $1 million for the impairment of long-lived assets relating to the announced agreement to purchase our Lavera, France manufacturing facility by Wilmar Europe Holdings B.V.

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

        During the three months ended March 31, 2014, our Pigments and Additives segment recorded charges of $3 million primarily related to the workforce reductions at our Huelva, Spain facility.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2015	December 31, 2014
Senior Credit Facilities:
Term loans	$2,512	$2,528
Amounts outstanding under A/R programs	214	229
Senior notes	1,862	1,596
Senior subordinated notes	493	531
Variable interest entities	198	207
Other	79	109

Total debt—excluding debt to affiliates	$5,358	$5,200

Total current portion of debt	$529	$267
Long-term portion	4,829	4,933

Total debt—excluding debt to affiliates	$5,358	$5,200

Total debt—excluding debt to affiliates	$5,358	$5,200
Notes payable to affiliates—noncurrent	6	6

Total debt	$5,364	$5,206

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	March 31, 2015	December 31, 2014
Senior Credit Facilities:
Term loans	$2,512	$2,528
Amounts outstanding under A/R programs	214	229
Senior notes	1,862	1,596
Senior subordinated notes	493	531
Variable interest entities	198	207
Other	79	109

Total debt—excluding debt to affiliates	$5,358	$5,200

Total current portion of debt	$529	$267
Long-term portion	4,829	4,933

Total debt—excluding debt to affiliates	$5,358	$5,200

Total debt—excluding debt to affiliates	$5,358	$5,200
Notes payable to affiliates—current	100	100
Notes payable to affiliates—noncurrent	606	656

Total debt	$6,064	$5,956

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

Senior Credit Facilities

        As of March 31, 2015, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2"), our 2014

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

new term loan facility ("2014 New Term Loan") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$625	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	943		942		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	335		335		USD LIBOR plus 3.00%	2017
2014 New Term Loan	NA	1,197		1,186		USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	50		49		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $15 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 New Term Loan is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2015, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3.0%.

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

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity ("U.S. SPE") and the European special purpose entity ("EU SPE") in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of March 31, 2015 was as follows (monetary amounts in millions):

Facility(5)	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	March 2018	$250	$90(4)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225 (approximately $245)	€114 (approximately $124)	Applicable rate plus 1.10%

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

(4)
As of March 31, 2015, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

(5)
During the three months ended March 31, 2015, we entered into amendments to our A/R Programs that, among other things, extend the scheduled commitment termination dates and reduce the applicable borrowing margins.

        As of March 31, 2015 and December 31, 2014, $454 million and $472 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

        As of March 31, 2015, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€449 carrying value ($489))
2022 Senior Notes	November 2022	5.125%	$400
2025 Senior Notes	April 2025	4.25%	€300 ($326)
2021 Senior Subordinated Notes	March 2021	8.625%	$484 ($493 carrying value)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        On March 31, 2015, Huntsman International issued €300 million (approximately $326 million) aggregate principal amount of 2025 Senior Notes. Huntsman International applied the net proceeds of this offering to redeem $289 million of its 2021 Senior Subordinated Notes in April 2015.

        The 2025 Senior Notes bear interest at 4.25% per year, payable semi-annually on April 1 and October 1, and are due on April 1, 2025. Huntsman International may redeem the 2025 Senior Notes in whole or in part at any time prior to January 1, 2025 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        The 2020, 2021, 2022 and 2025 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020, 2021, 2022 and 2025 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2015, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
January 2015	2021 Senior Subordinated Notes	$37	$40	$3

        In connection with the redemption of our 2021 Senior Subordinated Notes in April 2015, Huntsman International incurred a $20 million loss on early extinguishment of debt in the second quarter of 2015. As of March 31, 2015, $294 million was classified as current portion of debt on our condensed consolidated balance sheets (unaudited).

Variable Interest Entity Debt

        As of March 31, 2015, Arabian Amines Company had $156 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. On April 29, 2015, Arabian Amines Company obtained a waiver of certain financial covenants from the lender. We are analyzing the impact of this waiver on the balance sheet classification of these loan commitments. As of March 31, 2015, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2015, we have a loan of $700 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2015 on our condensed consolidated balance sheets (unaudited). As of March 31, 2015, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our U.S. A/R program and our EU A/R Program and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants contained under its loan commitments. See "—Variable Interest Entity Debt" above.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2015, we had approximately $245 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive (loss) income (dollars in millions):

March 31, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of March 31, 2015 was $26 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2015, the fair value of the swap was $3 million and was recorded as other current liabilities on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2015, we recorded a reduction of interest expense of nil due to changes in fair value of the swap. As of March 31, 2015, Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt."

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed USD payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of March 31, 2015, the fair value of this swap was $33 million and was recorded in noncurrent assets.

        On March 17, 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. During the three months ended March 31, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2015, we have designated approximately €331 million (approximately $360 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2015, the amount of gain recognized on the hedge of our net investment was $75 million, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive (loss) income (unaudited). As of March 31, 2015, we had approximately €1,334 million (approximately $1,451 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$25	$25	$22	$22
Cross-currency interest rate contracts	33	33	48	48
Interest rate contracts	(7)	(7)	(7)	(7)
Long-term debt (including current portion)	(5,358)	(5,412)	(5,200)	(5,210)

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

        The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2015	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$25	$25	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	33	—	—	33

Total assets	$58	$25	$—	$33

Liabilities:
Derivatives:
Interest rate contracts(2)	$(7)	$—	$(7)	$—

		Fair Value Amounts Using
Description	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)(3)	Significant other observable inputs (Level 2)(3)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$22	$22	$—	$—
Derivatives:
Cross-currency interest rate contracts(1)	48	—	43	5

Total assets	$70	$22	$43	$5

Liabilities:
Derivatives:
Interest rate contracts(2)	$(7)	$—	$(7)	$—

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

(3)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2015 and the year ended December 31, 2014.

        The following table shows a reconciliation of beginning and ending balances for the three months ended March 31, 2015 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the three months ended March 31, 2014, there were no instruments categorized as Level 3 within the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2015	$5
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive (loss) income	28
Purchases, sales, issuances and settlements	—

Ending balance, March 31, 2015	$33

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2015	$—

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive (loss) income as follows (dollars in millions):

2015	Interest expense	Other comprehensive (loss) income
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at March 31, 2015	—	28

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the three months ended March 31, 2015 and 2014, we recorded charges of nil and $6 million, respectively, for the impairment of long-lived assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2015 and 2014 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Service cost	$19	$15	$1	$1
Interest cost	31	37	1	1
Expected return on assets	(51)	(49)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	19	13	1	—
Special termination benefits	—	3	—	—
Settlement loss	—	1	—	—

Net periodic benefit cost	$16	$19	$2	$1

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Service cost	$19	$15	$1	$1
Interest cost	31	37	1	1
Expected return on assets	(51)	(49)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	21	15	1	—
Special termination benefits	—	3	—	—
Settlement loss	—	1	—	—

Net periodic benefit cost	$18	$21	$2	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

        During the three months ended March 31, 2015 and 2014, we made contributions to our pension and other postretirement benefit plans of $33 million and $28 million, respectively. During the remainder of 2015, we expect to contribute an additional amount of approximately $66 million to these plans.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        During each of the three months ended March 31, 2015 and 2014, we paid cash dividends of $31 million and $30 million, respectively, or $0.125 per share, to common stockholders.

12. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2015	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

Other comprehensive (loss) income before reclassifications	(182)	—	(1)	—	(183)	7	(176)
Amounts reclassified from accumulated other comprehensive loss(c)	—	13	—	—	13	—	13

Net current-period other comprehensive (loss) income	(182)	13	(1)	—	(170)	7	(163)

Ending balance, March 31, 2015	$(157)	$(1,109)	$9	$11	$(1,246)	$30	$(1,216)

(a)
Amounts are net of tax of $74 and $47 as of March 31, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $178 and $182 as of March 31, 2015 and January 1, 2015, respectively.

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

(a)
Amounts are net of tax of $13 as of both March 31, 2014 and January 1, 2014.

(b)
Amounts are net of tax of $80 and $83 as of March 31, 2014 and January 1, 2014, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

(c)
See table below for details about these reclassifications.

	Three months ended March 31,
	2015	2014
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(b)
Actuarial loss	19	13	(b)(c)
Settlement loss	—	1	(b)

	17	12	Total before tax
	(4)	(3)	Income tax expense

Total reclassifications for the period	$13	$9	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both the three months ended March 31, 2015 and 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2015	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

Other comprehensive (loss) income before reclassifications	(182)	—	(1)	—	(183)	7	(176)
Amounts reclassified from accumulated other comprehensive loss(c)	—	15	—	—	15	—	15

Net current-period other comprehensive (loss) income	(182)	15	(1)	—	(168)	7	(161)

Ending balance, March 31, 2015	$(160)	$(1,132)	$9	$5	$(1,278)	$30	$(1,248)

(a)
Amounts are net of tax of $61 and $34 as of March 31, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $207 and $211 as of March 31, 2015 and January 1, 2015, respectively.

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

(a)
Amounts are net of tax of nil as of both March 31, 2014 and January 1, 2014.

(b)
Amounts are net of tax of $109 and $113 as of March 31, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended March 31,
	2015	2014
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(b)
Actuarial loss	21	15	(b)(c)
Settlement loss	—	1	(b)

	19	14	Total before tax
	(4)	(4)	Income tax expense

Total reclassifications for the period	$15	$10	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both the three months ended March 31, 2015 and 2014.

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Antitrust Matters

        We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other alleged co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants (the "Direct Purchasers") since February 1, 2003. We and all other defendants settled the Direct Purchasers litigation and the court approved the settlement on December 13, 2013. We paid the settlement in an amount immaterial to our condensed consolidated financial statements (unaudited).

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

Product Delivery Claim

        We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $166 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $123 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $123 million), and we have made no accrual with respect to this matter.

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

        On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders in the Wisconsin Litigation have made essentially the same allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On April 9, 2015, the court denied the Banks' motions to dismiss the Wisconsin Litigation, which were on the same grounds asserted in the Texas Litigation, as moot. We expect the Banks to refile these motions once limited discovery related to jurisdiction is complete. We denied the Banks' indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2015 and 2014, our capital expenditures for EHS matters totaled $26 million and $17 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Another of these sites, the Star Lake Canal site in Port Neches, TX, involves a discharge point for manufacturing facilities owned by us and several other local chemical manufacturers. The U.S. Environmental Protection Agency (the "EPA") issued a draft Consent Decree related to cleanup at this site to us and a prior owner in September 2014. The prior owner has an indemnification obligation and has accepted defense of this matter. As of March 31, 2015, we had an accrued liability of approximately $18 million relating to this matter and a corresponding receivable of approximately $18 million relating to our indemnity protection.

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

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of March 31, 2015, we had an accrued liability of approximately $19 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $57 million and $60 million for environmental liabilities as of March 31, 2015 and December 31, 2014, respectively. Of these amounts, $6 million and $7 million were classified as accrued liabilities in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (unaudited), respectively, and $51 million and $53 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (unaudited), respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

        On October 1, 2014, the Company completed the Rockwood Acquisition. The properties involved in the transaction are located primarily in China, Finland, Germany, Italy, the United Kingdom and the U.S., and include both owned and leased sites. The existence of soil and groundwater contamination from historical industrial operations is known to exist at some of these new properties. As of March 31, 2015 and December 31, 2014, these newly acquired businesses had accrued $16 million and $17 million, respectively, for environmental liabilities (including remediations, investigations, groundwater monitoring, and reclamation obligations associated with landfill operations), which are included within the accrued environmental liabilities disclosed above. Of these amounts $3 million for each was classified as accrued liabilities and $13 million and $14 million was classified as other noncurrent liabilities, respectively. In certain cases, these remediation liabilities may be payable over periods of up to 30 years. The Company is currently evaluating these new reserve amounts in relation to similar reserves recorded by the Company in the past, as well as within the context of the terms of the acquisition agreements. Pursuant to the agreements related to the Rockwood Acquisition, Rockwood has agreed to indemnify us for certain environmental matters.

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

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of "greenhouse gases" ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the earth's climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System, established pursuant to the Kyoto Protocol to reduce GHG emissions in the European Union, continues in its third phase. The European Union parliament continues with a process to formalized "backloading"—the withholding of GHG allowances to prop up carbon prices. In addition, the European Union has recently announced its intentions to cut GHG emissions to 40% below 1990 levels by 2040 and impose a 27% renewable energy requirement at the European Union level. In the U.S., California has commenced the first compliance period of its cap-and-trade program. In June 2013, China implemented its first pilot carbon emissions exchange in Shenzhen, China. Pilot carbon emissions schemes have also begun in Beijing, Shanghai, Guangdong, and Tianjin. Further expansion of China's regional cap- and-trade is planned, and ultimately it is expected that these regional systems will form the backbone of a national cap-and-trade program. As these programs have not been fully implemented and have experienced significant price volatility on low early trading volumes, we are unable at this time to determine their impact on our operations.

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

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2015, we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of March 31, 2015, we had 7 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period; certain performance awards vest over a two-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2015	2014
Huntsman Corporation compensation cost	$9	$8
Huntsman International compensation cost	8	7

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements were $2 million and $1 million, respectively, for the three months ended March 31, 2015 and 2014, respectively.

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

	Three months ended March 31,
	2015	2014
Dividend yield	2.2%	2.4%
Expected volatility	58.0%	60.3%
Risk-free interest rate	1.4%	1.7%
Expected life of stock options granted during the period	5.9 years	5.7 years

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2015 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2015	8,781	$14.84
Granted	938	22.77
Exercised	(12)	15.26
Forfeited	—	—

Outstanding at March 31, 2015	9,707	15.61	5.5	$64

Exercisable at March 31, 2015	7,619	14.06	4.5	62

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2015 was $10.14 per option. As of March 31, 2015, there was $18 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was approximately nil and $1 million, respectively.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock and performance awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

        During the first quarter of 2015, we began issuing performance awards to certain employees. The fair value of each performance award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2015, the weighted-average expected volatility rate was 30.0% and the weighted average risk-free interest rate was 0.7%. For the performance awards granted in the three months ended March 31, 2015, the number of shares earned varies based upon the Company achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer-group for the two-year and three-year performance periods.

        A summary of the status of our nonvested shares as of March 31, 2015 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2015	1,821		$17.37	492	$18.50
Granted	831		23.48	256	22.77
Vested	(743)	(1)	17.26	(258)	17.09
Forfeited	(3)		19.96	—	—

Nonvested at March 31, 2015	1,906		17.03	490	21.47

(1)
As of March 31, 2015, a total of 423,873 restricted stock units were vested but not yet issued, of which 35,574 vested during the three months ended March 31, 2015. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2015, there was $39 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The value of share awards that vested during the three months ended March 31, 2015 and 2014 was $20 million and $19 million, respectively.

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

        During the three months ended March 31, 2015 and 2014, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits and a corresponding income tax benefit of $9 million, primarily in Asia, and a net increase in unrecognized benefits and a corresponding income tax expense of $4 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $2 million and $36 million for the three months ended March 31, 2015 and 2014, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax expense of $3 million and $37 million for the three months ended March 31, 2015 and 2014, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended March 31,
	2015	2014
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$7	$61

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$5	$54

Shares (denominator):
Weighted average shares outstanding	243.9	240.9
Dilutive securities:
Stock-based awards	3.3	3.6

Total weighted average shares outstanding, including dilutive shares	247.2	244.5

        Additional stock-based awards of 2.3 million and 1.3 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2015 and 2014, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014 because the effect would be anti-dilutive.

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

	Three months ended March 31,
	2015	2014
Revenues:
Polyurethanes	$890	$1,200
Performance Products	656	765
Advanced Materials	290	319
Textile Effects	206	224
Pigments and Additives	572	318
Eliminations	(25)	(71)

Total	$2,589	$2,755

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$93	$158
Performance Products	118	92
Advanced Materials	55	41
Textile Effects	11	8
Pigments and Additives	(75)	13
Corporate and other(2)	(42)	(44)

Subtotal	160	268
Discontinued Operations(3)	(1)	(7)

Total	159	261
Interest expense	(56)	(48)
Income tax expense—continuing operations	(2)	(36)
Income tax expense—discontinued operations	(1)	—
Depreciation and amortization	(95)	(123)

Net income attributable to Huntsman Corporation	$5	$54

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2015	2014
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$93	$158
Performance Products	118	92
Advanced Materials	55	41
Textile Effects	11	8
Pigments and Additives	(75)	13
Corporate and other(2)	(42)	(44)

Subtotal	160	268
Discontinued Operations(3)	(1)	(7)

Total	159	261
Interest expense	(58)	(51)
Income tax expense—continuing operations	(3)	(37)
Income tax expense—discontinued operations	(1)	—
Depreciation and amortization	(92)	(116)

Net income attributable to Huntsman International LLC	$5	$57

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$133	$—	$663	$—	$796
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	75	90	1,461	7	1,633
Accounts receivable from affiliates	2,631	4,560	181	(7,025)	347
Inventories	111	354	1,409	(5)	1,869
Prepaid expenses	13	7	42	(6)	56
Deferred income taxes	12	—	64	(18)	58
Other current assets	666	7	200	(650)	223

Total current assets	3,641	5,018	4,029	(7,697)	4,991
Property, plant and equipment, net	442	1,279	2,484	—	4,205
Investment in unconsolidated affiliates	5,979	1,713	268	(7,610)	350
Intangible assets, net	34	5	56	—	95
Goodwill	(13)	82	50	—	119
Deferred income taxes	416	—	411	(417)	410
Notes receivable from affiliates	23	538	—	(561)	—
Other noncurrent assets	155	265	222	(1)	641

Total assets	$10,677	$8,900	$7,520	$(16,286)	$10,811

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52	$288	$815	$7	$1,162
Accounts payable to affiliates	3,826	964	2,282	(7,025)	47
Accrued liabilities	90	708	559	(655)	702
Deferred income taxes	—	51	18	(19)	50
Note payable to affiliate	100	—	—	—	100
Current portion of debt	326	—	203	—	529

Total current liabilities	4,394	2,011	3,877	(7,692)	2,590
Long-term debt	4,547	—	282	—	4,829
Notes payable to affiliates	600	—	569	(563)	606
Deferred income taxes	29	178	20	93	320
Other noncurrent liabilities	162	264	919	—	1,345

Total liabilities	9,732	2,453	5,667	(8,162)	9,690
Equity
Huntsman International LLC members' equity
Members' equity	3,175	4,534	3,437	(7,971)	3,175
Accumulated (deficit) income	(982)	440	(519)	79	(982)
Accumulated other comprehensive (loss) income	(1,248)	1,473	(1,238)	(235)	(1,248)

Total Huntsman International LLC members' equity	945	6,447	1,680	(8,127)	945
Noncontrolling interests in subsidiaries	—	—	173	3	176

Total equity	945	6,447	1,853	(8,124)	1,121

Total liabilities and equity	$10,677	$8,900	$7,520	$(16,286)	$10,811

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
(LOSS) INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$257	$579	$1,724	$—	$2,560
Related party sales	68	122	267	(428)	29

Total revenues	325	701	1,991	(428)	2,589
Cost of goods sold	261	579	1,723	(426)	2,137

Gross profit	64	122	268	(2)	452
Selling, general and administrative	45	40	159	—	244
Research and development	11	10	21	—	42
Other operating (income) expense	(28)	1	20	—	(7)
Restructuring, impairment and plant closing costs	—	—	93	—	93

Operating income (loss)	36	71	(25)	(2)	80
Interest (expense) income	(57)	8	(9)	—	(58)
Equity in income (loss) of investment in affiliates and subsidiaries	25	(16)	2	(9)	2
Loss on early extinguishment of debt	(3)	—	—	—	(3)
Other income (loss)	1	(7)	5	—	(1)

Income (loss) from continuing operations before income taxes	2	56	(27)	(11)	20
Income tax benefit (expense)	4	(23)	16	—	(3)

Income (loss) from continuing operations	6	33	(11)	(11)	17
Loss from discontinued operations, net of tax	(1)	—	(1)	—	(2)

Net income (loss)	5	33	(12)	(11)	15
Net income attributable to noncontrolling interests	—	—	(8)	(2)	(10)

Net income (loss) attributable to Huntsman International LLC	$5	$33	$(20)	$(13)	$5

Net income (loss)	$5	$33	$(12)	$(11)	$15
Other comprehensive (loss) income	(161)	73	(170)	90	(168)
Comprehensive income attributable to noncontrolling interests	—	—	—	(3)	(3)

Comprehensive (loss) income attributable to Huntsman International LLC	$(156)	$106	$(182)	$76	$(156)

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(410)	$42	$403	$—	$35

Investing activities:
Capital expenditures	(22)	(53)	(74)	—	(149)
Cash received from unconsolidated affiliates	—	15	—	—	15
Investment in affiliate	(20)	(1)	—	21	—
Investment in unconsolidated affiliates	—	(4)	(9)	—	(13)
Increase in receivable from affiliate	(6)	—	—	—	(6)
Cash received from termination of cross-currency interest rate contracts	66	—	—	—	66

Net cash provided by (used in) investing activities	18	(43)	(83)	21	(87)

Financing activities:
Net repayments on overdraft facilities	—	—	(2)	—	(2)
Repayments of short-term debt	—	—	(17)	—	(17)
Repayments of long-term debt	(54)	—	(5)	—	(59)
Proceeds from issuance of long-term debt	326	—	—	—	326
Repayments of notes payable to affiliate	(50)	—	—	—	(50)
Repayments of notes payable	(9)	—	—	—	(9)
Debt issuance costs paid	(4)	—	—	—	(4)
Call premiums related to early extinguishment of debt	(3)	—	—	—	(3)
Contingent consideration paid for acquisition	(4)	—	—	—	(4)
Contribution from parent	—	2	28	(30)	—
Distribution to parent	—	(7)	(2)	9	—
Dividends paid to parent	(31)	—	—	—	(31)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	172	(5)	—	(21)	146
Effect of exchange rate changes on cash	—	—	(8)	—	(8)

(Decrease) increase in cash and cash equivalents	(220)	(6)	312	—	86
Cash and cash equivalents at beginning of period	353	6	351	—	710

Cash and cash equivalents at end of period	$133	$—	$663	$—	$796

        During the first quarter of 2015, we made a noncash capital contribution of approximately $284 million between guarantor and nonguarantor entities and a noncash capital contribution of approximately $123 million between parent and guarantor entities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(32)	$36	$(72)	$1	$(67)

Investing activities:
Capital expenditures	(15)	(32)	(60)	—	(107)
Cash received from unconsolidated affiliates	—	15	—	—	15
Investment in affiliate	(88)	(3)	—	91	—
Investment in unconsolidated affiliates	—	(11)	—	—	(11)
Increase in receivable from affiliate	(5)	—	—	—	(5)
Other, net	—	1	(1)	(1)	(1)

Net cash used in investing activities	(108)	(30)	(61)	90	(109)

Financing activities:
Net borrowings under revolving loan facilities	—	—	2	—	2
Net borrowings on overdraft facilities	—	—	4	—	4
Repayments of short-term debt	—	—	(3)	—	(3)
Borrowings on short-term debt	—	—	1	—	1
Repayments of long-term debt	(13)	—	(9)	—	(22)
Repayments of notes payable to affiliate	(65)	—	—	—	(65)
Repayments of notes payable	(9)	—	(1)	—	(10)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(2)	—	—	—	(2)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Contribution from parent	—	3	96	(99)	—
Distribution to parent	—	(8)	—	8	—
Dividends paid to parent	(30)	—	—	—	(30)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	(1)	(1)	(2)	—	(4)

Net cash (used in) provided by financing activities	(125)	(6)	89	(91)	(133)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Decrease in cash and cash equivalents	(265)	—	(45)	—	(310)
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$43	$—	$162	$—	$205

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

Business

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the three months ended March 31, 2015 and 2014 were $2,589 million and $2,755 million, respectively.

RECENT DEVELOPMENTS

Debt Issuance

        On March 31, 2015, Huntsman International completed a €300 million (approximately $326 million) offering of the 2025 Senior Notes. On April 17, 2015, Huntsman International used the net proceeds of this offering to redeem $289 million ($294 carrying value) of the 2021 Senior Subordinated Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). In connection with this redemption, Huntsman International incurred a $20 million loss on early extinguishment of debt in the second quarter of 2015. As of March 31, 2015, $294 million was classified as current portion of debt on our condensed consolidated balance sheets (unaudited).

Pigments and Additives Restructurings

        On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. The 'black end' is responsible for the start of the titanium dioxide manufacturing process. The 'white end' is used to finish and pack titanium dioxide and will remain operational employing up to 100 people on the site. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded incremental accelerated depreciation in the first quarter of 2015 of $28 million as restructuring, impairment and plant closing costs on our condensed consolidated statements of operations (unaudited). For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

        On March 4, 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment. For more information, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

OUTLOOK

        The profitability of our differentiated businesses, which include MDI urethanes, Performance Products, Advanced Materials and Textile Effects, continues to improve compared to the prior year. We continue to see strength in the markets we are serving and are encouraged by future growth prospects.

        Business conditions remain challenging for the titanium dioxide market; however, earnings improved in the first quarter compared to the fourth quarter of 2014. We have taken aggressive self-help measures in our Pigments and Additives segment to deliver synergies and restructuring savings by the middle of 2016.

        During the first quarter of 2015, we completed planned maintenance at our PO/MTBE facility in Port Neches, Texas. Following completion of the planned maintenance, we experienced some delays in the restart of the facility during April. We are currently operating at normal rates.

        Our earnings are subject to fluctuations due to exchange rate movements. Our revenues and expenses are denominated in various currencies, including the primary European currencies which have recently been volatile, while our reporting currency is the U.S. dollar. Generally, a decline in the value of the Euro relative to the U.S. dollar will reduce the reported profitability of our Polyurethanes, Performance Products, Advanced Materials and Pigments and Additives segments. A decline in the value of the Pound Sterling relative to the U.S. dollar will increase the reported profitability of our Pigments and Additives segment and an increase in the value of the Swiss Franc relative to the U.S. dollar will reduce the reported profitability of our Advanced Materials and Textile Effects segments. We are also exposed to other foreign currencies including the Chinese Renminbi, the Indian Rupiah, the Brazilian Real and the Thai Baht. In general, a decline in the value of these currencies as compared to the U.S. dollar will reduce our reported profitability. We estimate a negative EBITDA impact from changes in exchange rates of approximately $17 million during the first quarter of 2015 compared to the same period in 2014.

        The following is a summary of the key trends expected in our business segments:

Polyurethanes:

  •
  Strong MDI demand in the U.S., attractive (albeit lower) demand in Asia, improving demand in Europe

  •
  Improving MDI margins

  •
  Lower PO/MTBE margins

  •
  Delayed restart of PO/MTBE facility into the second quarter following planned maintenance

  •
  Negative foreign currency exchange impact

Performance Products:

  •
  Benefits of European surfactants restructuring in 2015

  •
  Improving downstream product margins

  •
  2016 benefits of growth projects, such as ethylene oxide expansion in the U.S. and polyetheramines expansion in Singapore

  •
  Lower oil prices reduce U.S. Gulf Coast manufacturing advantage

Advanced Materials:

  •
  Strong aerospace market

Textile Effects:

  •
  Selective growth above underlying market demand

  •
  Seasonal demand improvement in second quarter 2015

  •
  Progressive environmental regulations impacting raw material costs

Pigments and Additives:

  •
  Approximately $140 million of synergies from integration of former Rockwood businesses

  •
  Approximately $35 million of cost savings from the planned 'black end' titanium dioxide capacity rationalization in Calais, France

  •
  2016 benefits from new color pigments facility in the U.S.

        We expect to spend approximately $625 million in 2015 on capital expenditures, net of reimbursements.

        We expect our full year 2015 adjusted effective income tax rate to be in the range of 30%. We believe our long-term effective income tax rate will be approximately 30%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended March 31,
			Percent Change
	2015	2014
Revenues	$2,589	$2,755	(6)%
Cost of goods sold	2,139	2,305	(7)%

Gross profit	450	450	—
Operating expenses	280	261	7%
Restructuring, impairment and plant closing costs	93	39	138%

Operating income	77	150	(49)%
Interest expense	(56)	(48)	17%
Equity in income of investment in unconsolidated affiliates	2	2	—
Loss on early extinguishment of debt	(3)	—	NM
Other (loss) income	(1)	1	NM

Income from continuing operations before income taxes	19	105	(82)%
Income tax expense	(2)	(36)	(94)%

Income from continuing operations	17	69	(75)%
Loss from discontinued operations, net of tax	(2)	(7)	(71)%

Net income	15	62	(76)%
Net income attributable to noncontrolling interests	(10)	(8)	25%

Net income attributable to Huntsman Corporation	5	54	(91)%
Interest expense	56	48	17%
Income tax expense from continuing operations	2	36	(94)%
Income tax expense from discontinued operations	1	—	NM
Depreciation and amortization	95	123	(23)%

EBITDA(1)	$159	$261	(39)%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$159	$261
Acquisition and integration expenses and purchase accounting adjustments	9	8
EBITDA from discontinued operations	1	7
Loss on early extinguishment of debt	3	—
Certain legal settlements and related expenses	1	—
Amortization of pension and postretirement actuarial losses	18	13
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	2	1
Performance Products	1	24
Advanced Materials	—	4
Textile Effects	4	7
Pigments and Additives	85	3
Corporate and other	2	1

Total restructuring, impairment and plant closing and transition costs(3)	94	40

Adjusted EBITDA(1)	$285	$329

Net cash provided by (used in) operating activities	$34	$(67)	NM
Net cash used in investing activities	(81)	(104)	(22)%
Net cash provided by (used in) financing activities	189	(71)	NM
Capital expenditures	(149)	(107)	39%

Huntsman International

	Three months ended March 31,
			Percent Change
	2015	2014
Revenues	$2,589	$2,755	(6)%
Cost of goods sold	2,137	2,300	(7)%

Gross profit	452	455	(1)%
Operating expenses	279	259	8%
Restructuring, impairment and plant closing costs	93	39	138%

Operating income	80	157	(49)%
Interest expense	(58)	(51)	14%
Equity in income of investment in unconsolidated affiliates	2	2	—
Loss on early extinguishment of debt	(3)	—	NM
Other (loss) income	(1)	1	NM

Income from continuing operations before income taxes	20	109	(82)%
Income tax expense	(3)	(37)	(92)%

Income from continuing operations	17	72	(76)%
Loss from discontinued operations, net of tax	(2)	(7)	(71)%

Net income	15	65	(77)%
Net income attributable to noncontrolling interests	(10)	(8)	25%

Net income attributable to Huntsman International LLC	5	57	(91)%
Interest expense	58	51	14%
Income tax expense from continuing operations	3	37	(92)%
Income tax expense from discontinued operations	1	—	NM
Depreciation and amortization	92	116	(21)%

EBITDA(1)	$159	$261	(39)%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$159	$261
Acquisition and integration expenses and purchase accounting adjustments	9	8
EBITDA from discontinued operations	1	7
Loss on early extinguishment of debt	3	—
Certain legal settlements and related expenses	1	—
Amortization of pension and postretirement actuarial losses	20	15
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	2	1
Performance Products	1	24
Advanced Materials	—	4
Textile Effects	4	7
Pigments and Additives	85	3
Corporate and other	2	1

Total restructuring, impairment and plant closing and transition costs(3)	94	40

Adjusted EBITDA(1)	$287	$331

Net cash provided by (used in) operating activities	$35	$(67)	NM
Net cash used in investing activities	(87)	(109)	(20)%
Net cash provided by (used in) financing activities	146	(133)	NM
Capital expenditures	(149)	(107)	39%

Huntsman Corporation

	Three months ended March 31,
	2015	2014
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman Corporation	$5	$54
Acquisition and integration expenses and purchase accounting adjustments, net of tax of $(2) each	7	6
Loss from discontinued operations, net of tax of $1 and nil, respectively	2	7
Loss on early extinguishment of debt, net of tax of $(1) and nil, respectively	2	—
Certain legal settlements and related expenses, net of tax of nil each	1	—
Amortization of pension and postretirement actuarial losses, net of tax of $(5) and $(4), respectively	13	9
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(26) and $(11), respectively	68	29

Adjusted net income(2)	$98	$105

Weighted average shares-basic	243.9	240.9
Weighted average shares-diluted	247.2	244.5
Weighted average shares for adjusted income per share-diluted	247.2	244.5
Net income per share:
Basic	$0.02	$0.22
Diluted	0.02	0.22
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$0.40	$0.44
Diluted	0.40	0.43
Capital expenditures, net of reimbursements(4)	(147)	(107)

Huntsman International

	Three months ended March 31,
	2015	2014
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman International	$5	$57
Acquisition and integration expenses and purchase accounting adjustments, net of tax of $(2) each	7	6
Loss from discontinued operations, net of tax of $1 and nil, respectively	2	7
Loss on early extinguishment of debt, net of tax of $(1) and nil, respectively	2	—
Certain legal settlements and related expenses, net of tax of nil each	1	—
Amortization of pension and postretirement actuarial losses, net of tax of $(5) and $(4), respectively	15	11
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(26) and $(11), respectively	68	29

Adjusted net income(2)	$100	$110

Capital expenditures, net of reimbursements(4)	$(147)	$(107)

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) loss from discontinued operations; (c) loss on early extinguishment of debt; (d) certain legal settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

(3)
Includes cost associated with the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These transition costs were included in cost of sales on our condensed consolidated statement of operations (unaudited).

(4)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the three months ended March 31, 2015 and 2014, capital expenditures of $149 million and $107 million, respectively, were reimbursed in part by $2 million and nil, respectively.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

        For the three months ended March 31, 2015, net income attributable to Huntsman Corporation was $5 million on revenues of $2,589 million, compared with net income attributable to Huntsman Corporation of $54 million on revenues of $2,755 million for the same period of 2014. For the three months ended March 31, 2015, net income attributable to Huntsman International was $5 million on revenues of $2,589 million, compared with net income attributable to Huntsman International of $57 million on revenues of $2,755 million for the same period of 2014. The decrease of $49 million in net income attributable to Huntsman Corporation and the decrease of $52 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended March 31, 2015 decreased by $166 million, or 6%, as compared with the 2014 period. The decrease was due principally to lower sales volumes in all our segments and lower average selling prices in local currencies in all our segments, except for our Advanced Materials and Textile Effects segment. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2015 decreased by nil and $3 million, respectively, or nil and 1%, respectively, as compared with the 2014 period. The decrease resulted from lower gross margins in our Polyurethanes and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2015 increased by $19 million and $20 million, respectively, or 7% and 8%, respectively, as compared with the 2014 period, primarily related to the consolidated expenses of the acquired Rockwood businesses.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2015 increased to $93 million from $39 million in the 2014 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our interest expense and the interest expense of Huntsman International for the three months ended March 31, 2015 increased by $8 million and $7 million, respectively, or 17% and 14%, respectively, as compared with the 2014 period. The increase was due primarily to increased borrowings related to the Rockwood Acquisition.

  •
  Loss on early extinguishment of debt for the three months ended March 31, 2015 increased to $3 million from nil in the 2014 period. During the three months ended March 31, 2015, we recorded a loss on early extinguishment of debt of $3 million primarily from the redemption of a portion of our 2021 Senior Subordinated Notes. For more information, see "Note 7. Debt—

    Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense and the income tax expense of Huntsman International for the three months ended March 31, 2015 decreased by $34 million each, or 94% and 92%, respectively, as compared with the same period in 2014 primarily due to decreased pre-tax income. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended March 31,
			Percent Change Favorable (Unfavorable)
	2015	2014
Revenues
Polyurethanes	$890	$1,200	(26)%
Performance Products	656	765	(14)%
Advanced Materials	290	319	(9)%
Textile Effects	206	224	(8)%
Pigments and Additives	572	318	80%
Eliminations	(25)	(71)	65%

Total	$2,589	$2,755	(6)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$93	$158	(41)%
Performance Products	118	92	28%
Advanced Materials	55	41	34%
Textile Effects	11	8	38%
Pigments and Additives	(75)	13	NM
Corporate and other	(42)	(44)	5%

Subtotal	160	268	(40)%
Discontinued Operations	(1)	(7)	86%

Total	$159	$261	(39)%

Huntsman International
Segment EBITDA
Polyurethanes	$93	$158	(41)%
Performance Products	118	92	28%
Advanced Materials	55	41	34%
Textile Effects	11	8	38%
Pigments and Additives	(75)	13	NM
Corporate and other	(42)	(44)	5%

Subtotal	160	268	(40)%
Discontinued Operations	(1)	(7)	86%

Total	$159	$261	(39)%

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended March 31, 2015 vs 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(4)%	(6)%	6%	(22)%
Performance Products	(2)%	(5)%	2%	(9)%
Advanced Materials	5%	(7)%	(1)%	(6)%
Textile Effects	3%	(4)%	4%	(11)%
Pigments and Additives	(7)%	(8)%	104%	(9)%
Total Company	(2)%	(6)%	9%	(7)%

	Three months ended March 31, 2015 vs December 31, 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(4)%	(3)%	9%	(28)%
Performance Products	(2)%	(3)%	2%	(5)%
Advanced Materials	2%	(4)%	—	—
Textile Effects	1%	(3)%	—	3%
Pigments and Additives	(7)%	(4)%	—	11%
Total Company	(4)%	(3)%	7%	(12)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to scheduled maintenance outage at our PO/MTBE facility in Port Neches, Texas in the first quarter of 2015. MDI sales volumes increased due to improved demand in the Americas and European regions and across most major markets. PO/MTBE sales volumes decreased due to the scheduled maintenance outage at our PO/MTBE facility in Port Neches, Texas that commenced at the end of January 2015. PO/MTBE average selling prices decreased following lower pricing for high octane gasoline. MDI average selling prices decreased primarily in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings, partially offset by higher MDI sales margins. We estimate the reduction to segment EBITDA resulting from the planned PO/MTBE maintenance outage to be approximately $60 million in the first quarter of 2015.

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended March 31, 2015 compared to the same period of 2014 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to the sale of our European surfactants business in the second quarter of 2014, partially offset by increased sales volumes in amines and maleic anhydride. Average selling prices decreased primarily due to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The increase in segment EBITDA was primarily due to higher sales volumes and higher margins in our amines and maleic anhydride businesses and lower restructuring, impairment and plant closing costs. During the three months ended March 31, 2015 and 2014, our Performance Products segment recorded restructuring, impairment and plant closing costs of $1 million and $24 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2015 compared to the same period of 2014 was due to lower sales volumes. Sales volumes decreased primarily due to the de-selection of certain business and our restructuring efforts. Average selling prices increased in all regions on a local currency basis and across most markets primarily due to certain price increase initiatives and our focus on higher value markets, offset by the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The increase in segment EBITDA was primarily due to higher margins from our focus on higher value business and lower fixed costs as well as lower restructuring, impairment and plant closing costs. During the three months ended March 31, 2015 and 2014, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of nil and $4 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended March 31, 2015 compared to the same period of 2014 was due to lower sales volumes. Sales volumes decreased primarily due to the de-selection of lower value business and destocking within the fibers and dyes supply chain. Average selling prices increased due to the implementation of price increases, offset by the impact of a stronger U.S. dollar against major European currencies. The increase in segment EBITDA was primarily due to higher margins from our focus on higher value business and lower fixed costs and lower restructuring, impairment and plant closing and transition costs. During the three months ended March 31, 2015 and 2014, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $4 million and $7 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments and Additives

        The increase in revenues in our Pigments and Additives segment for three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the impact of the Rockwood Acquisition. Other than the impact of the Rockwood Acquisition, sales volumes declined as a result of lower end-use demand, especially in the European region. Average selling prices decreased primarily as a result of high titanium dioxide industry inventory levels and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was primarily due to lower margins, higher acquisition expenses and integration costs and higher restructuring, impairment and plant closing costs, partially offset by lower selling, general and administrative costs. During the three months ended March 31, 2015 and 2014, our Pigments and Additives segment recorded acquisition expenses and integration costs of $6 million each. During the three months ended March 31, 2015 and 2014, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $85 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2015, EBITDA from Corporate and other for Huntsman Corporation and Huntsman International increased by $2 million to a loss of $42 million from a loss of $44 million for the same period in 2014. The increase in EBITDA from Corporate and other resulted primarily from an increase in LIFO inventory valuation income, substantially offset by an increase in loss from benzene sales.

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

Cash

        Net cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014 was $34 million and $(67) million, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 2015 compared with the same period in 2014 was primarily attributable to a $164 million favorable variance in operating assets and liabilities for the three months ended March 31, 2015 as compared with the same period of 2014, despite an increase of $90 million in other noncurrent assets, primarily attributable to turnaround and inspection costs, offset in part by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $81 million and $104 million, respectively. During the three months ended March 31, 2015 and 2014, we paid $149 million and $107 million, respectively, for capital expenditures. During the three months ended March 31, 2015 and 2014, we made investments in Louisiana Pigment Company, L.P. of $4 million and $11 million, respectively, and in our BASF Huntsman Shanghai Isocyanate Investment B.V. joint venture of $9 million and nil, respectively, and received dividends from Louisiana Pigment Company, L.P. of $15 million each. During the three months ended March 31, 2015 and 2014, we received $66 million and nil, respectively, from the termination of cross-currency interest rate contracts.

        Net cash provided by (used in) financing activities for the three months ended March 31, 2015 and 2014 was $189 million and $(71) million, respectively. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from the issuance of long-term debt during the 2015 period as compared to the 2014. On March 31, 2015, we issued €300 million (approximately $326 million) aggregate principal amount of 2025 Senior Notes.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2015	December 31, 2014	Increase (Decrease)	Percent Change
Cash and cash equivalents	$994	$860	$134	16%
Restricted cash	9	10	(1)	(10)%
Accounts and notes receivable, net	1,668	1,707	(39)	(2)%
Inventories	1,869	2,025	(156)	(8)%
Prepaid expenses	58	62	(4)	(6)%
Deferred income taxes	58	62	(4)	(6)%
Other current assets	231	313	(82)	(26)%

Total current assets	4,887	5,039	(152)	(3)%
Accounts payable	1,191	1,275	(84)	(7)%
Accrued liabilities	705	739	(34)	(5)%
Deferred income taxes	49	51	(2)	(4)%
Current portion of debt	529	267	262	98%

Total current liabilities	2,474	2,332	142	6%

Working capital	$2,413	$2,707	$(294)	(11)%

        Our working capital decreased by $294 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $134 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable decreased by $39 million mainly due to lower sales in the first quarter of 2015 compared with the prior quarter, primarily due to the appreciation in value of the U.S. dollar.

  •
  Inventories decreased by $156 million mainly due to lower raw material costs and the appreciation in value of the U.S. dollar.

  •
  Other current assets decreased by $82 million mainly due to the termination and settlement of certain cross-currency interest rate contracts during the first quarter of 2015 and decreases in income taxes receivable.

  •
  The decrease in accounts payable of $84 million was primarily due to lower purchases consistent with the lower inventory balances noted above.

  •
  Accrued liabilities decreased by $34 million due to decreases in taxes other than income, accrued payroll and benefits and accrued rebates, offset in part by an increase in accrued restructuring, impairment and plant closing costs.

  •
  Current portion of debt increased by $262 million due to the reclassification of our 2021 Senior Subordinated Notes, which were redeemed on April 17, 2015, as current.

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

Senior Credit Facilities

        As of March 31, 2015, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2, our 2014 New Term Loan and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$625	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	943		942		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	335		335		USD LIBOR plus 3.00%	2017
2014 New Term Loan	NA	1,197		1,186		USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	50		49		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $15 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 New Term Loan is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2015, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3.0%.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

A/R Programs

        Our A/R Programs are structured so that we transfer certain of our trade receivables to the U.S. SPE and the EU SPE in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of March 31, 2015 was as follows (monetary amounts in millions):

Facility(5)	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	March 2018	$250	$90(4)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225 (approximately $245)	€114 (approximately $124)	Applicable rate plus 1.10%

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

(4)
As of March 31, 2015, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

(5)
During the three months ended March 31, 2015, we entered into amendments to our A/R Programs that, among other things, extend the scheduled commitment termination dates and reduce the applicable borrowing margins.

        As of March 31, 2015 and December 31, 2014, $454 million and $472 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

        As of March 31, 2015, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€449 carrying value ($489))
2022 Senior Notes	November 2022	5.125%	$400
2025 Senior Notes	April 2025	4.25%	€300 ($326)
2021 Senior Subordinated Notes	March 2021	8.625%	$484 ($493 carrying value)

        On March 31, 2015, Huntsman International issued €300 million (approximately $326 million) aggregate principal amount of 2025 Senior Notes. Huntsman International applied the net proceeds of this offering to redeem $289 million of its 2021 Senior Subordinated Notes in April 2015.

        The 2025 Senior Notes bear interest at 4.25% per year, payable semi-annually on April 1 and October 1, and are due on April 1, 2025. Huntsman International may redeem the 2025 Senior Notes in whole or in part at any time prior to January 1, 2025 at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued and unpaid interest.

        The 2020, 2021, 2022 and 2025 Senior Notes are general unsecured senior obligations of Huntsman International and are guaranteed on a general unsecured senior basis by the Guarantors. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020, 2021, 2022 and 2025 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder's notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2015, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
January 2015	2021 Senior Subordinated Notes	$37	$40	$3

        In connection with the redemption of our 2021 Senior Subordinated Notes in April 2015, Huntsman International incurred a $20 million loss on early extinguishment of debt in the second quarter of 2015. As of March 31, 2015, $294 million was classified as current portion of debt on our condensed consolidated balance sheets (unaudited).

Variable Interest Entity Debt

        As of March 31, 2015, Arabian Amines Company had $156 million outstanding under its loan commitments and debt financing arrangements. Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with payment and other obligations under these loan commitments. We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations, and the noncompliance with these financial covenants does not affect any of our other debt obligations. On April 29, 2015, Arabian Amines Company obtained a waiver of certain financial covenants from the lender. We are analyzing the impact of this waiver on the balance sheet classification of these loan commitments. As of March 31, 2015, the amounts outstanding under these loan commitments were classified as current on our condensed consolidated balance sheets (unaudited).

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2015, we have a loan of $700 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2015 on our condensed consolidated balance sheets (unaudited). As of March 31, 2015, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

COMPLIANCE WITH COVENANTS

        We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Senior Credit Facilities, our U.S. A/R program and our EU A/R Program and our notes. However, Arabian Amines Company, our consolidated 50%-owned joint venture, is currently not in compliance with certain financial covenants contained under its loan commitments. See "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt" to our condensed consolidated financial statements (unaudited).

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2015, we had $1,806 million of combined cash and unused borrowing capacity, consisting of $1,003 million in cash and restricted cash, $610 million in availability under our Revolving Facility, and $193 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $3 million for the three months ended March 31, 2015, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

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

  •
  During the three months ended March 31, 2015, we made contributions to our pension and postretirement benefit plans of $33 million. During 2015, we expect to contribute an additional amount of approximately $66 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2015, we had $168 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $150 million in 2015.

    On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. Annual cost savings are expected to exceed $130 million and are expected to be achieved by the middle of 2016. In connection with this restructuring program, we recorded restructuring expense of $34 million in the three months ended March 31, 2015 related primarily to workforce reductions. We expect to record additional restructuring expense in 2015 as we implement individual employee agreements under our variance voluntary termination plans.

    On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded incremental accelerated depreciation in the three months ended March 31, 2015 of $28 million as restructuring, impairment and plant closing costs. In addition, we recorded restructuring expense of $22 million in the three months ended March 31, 2015 related primarily to workforce reductions. We expect to record additional restructuring expense in 2015 as we conclude negotiations with the works council and implement the reduction in capacity. Annual cost savings are expected to be approximately $35 million and are expected to be achieved by the middle of 2016. This plan is in addition to that announced on December 1, 2014.

  •
  During the first half of 2015, we will have completed scheduled maintenance at our PO/MTBE facility in Port Neches, Texas with an estimated negative impact to EBITDA of approximately $95 million. This amount includes lost revenue and unabsorbed fixed costs during the maintenance period. In addition, the associated maintenance costs will be approximately $90 million, of which approximately $47 million was paid through March 31, 2015. These maintenance costs will be deferred and amortized over approximately five years until the next scheduled maintenance outage reducing future EBITDA over that period of time.

        As of March 31, 2015, we had $529 million classified as current portion of debt, including $294 million of our 2021 Senior Subordinated Notes that were redeemed on April 17, 2015, debt at our variable interest entities of $168 million, a short term borrowing facility in China totaling $19 million, our scheduled Senior Credit Facilities amortization payments totaling $26 million and certain other short-term facilities and scheduled amortization payments totaling $22 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of March 31, 2015, we had approximately $660 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our VIEs. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to US federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our VIEs, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments recently completed major cost reduction programs that are expected to reduce costs in these businesses by approximately $240 million. These cost savings are expected to be achieved through the end of 2015.

        Since the Rockwood Acquisition, our Pigments and Additives segment has been involved in a cost reduction program expected to reduce costs by approximately $140 million and improve its global competitiveness. In addition, we have announced a capacity reduction at our titanium dioxide manufacturing facility in Calais, France expected to generate approximately $35 million of annual savings. These cost savings are expected to be achieved by the middle of 2016.

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

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2015, we had approximately $245 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive (loss) income (dollars in millions):

March 31, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of March 31, 2015 was $26 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2015, the fair value of the swap was $3 million and was recorded as other current liabilities on our condensed consolidated balance sheets (unaudited). For the three months ended March 31, 2015, we recorded a reduction of interest expense of nil due to changes in fair value of the swap. As of March 31, 2015, Arabian Amines Company was not in compliance with certain financial covenants contained in its loan commitments. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt" to our condensed consolidated financial statements (unaudited).

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed USD payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of March 31, 2015, the fair value of this swap was $33 million and was recorded in noncurrent assets.

        On March 17, 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. During the three months ended March 31, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2015, we have designated approximately €331 million (approximately $360 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2015, the amount of gain recognized on the hedge of our net investment was $75 million, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive (loss) income (unaudited). As of March 31, 2015, we had approximately €1,334 million (approximately $1,451 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended March 31, 2015, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2015.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January	—	$—	—	—
February	266,783	22.89	—	—
March	—	—	—	—

Total	266,783	$22.89	—

ITEM 6.    EXHIBITS

4.1	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.2	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.3	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
10.1
Master Amendment No. 4 to the European Receivables Loan Agreement, the Servicing Agreement, the Liquidation Servicer Agreement and the Transaction Documents, dated as of March 5, 2015 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2015)
10.2
Registration Rights Agreement, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein and the several initial purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 2, 2015)
10.3
Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 2, 2015)
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

Dated: April 30, 2015	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

4.1	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.2	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.3	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
10.1
Master Amendment No. 4 to the European Receivables Loan Agreement, the Servicing Agreement, the Liquidation Servicer Agreement and the Transaction Documents, dated as of March 5, 2015 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2015)
10.2
Registration Rights Agreement, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein and the several initial purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 2, 2015)
10.3
Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 2, 2015)
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