Form 10-Q
period 2015-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2015-07-29
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

         On July 21, 2015, 245,443,816 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$599	$860
Restricted cash(a)	9	10
Accounts and notes receivable (net of allowance for doubtful accounts of $31 and $34, respectively), ($519 and $472 pledged as collateral, respectively)(a)	1,721	1,665
Accounts receivable from affiliates	33	42
Inventories(a)	1,938	2,025
Prepaid expenses	46	62
Deferred income taxes	59	62
Other current assets(a)	190	313

Total current assets	4,595	5,039
Property, plant and equipment, net(a)	4,328	4,423
Investment in unconsolidated affiliates	350	350
Intangible assets, net(a)	92	95
Goodwill	119	122
Deferred income taxes	444	435
Other noncurrent assets(a)	650	538

Total assets	$10,578	$11,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,179	$1,218
Accounts payable to affiliates	30	57
Accrued liabilities(a)	737	739
Deferred income taxes	49	51
Current portion of debt(a)	127	267

Total current liabilities	2,122	2,332
Long-term debt(a)	4,920	4,933
Notes payable to affiliates	7	6
Deferred income taxes	339	333
Other noncurrent liabilities(a)	1,348	1,447

Total liabilities	8,736	9,051
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 249,457,421 and 248,893,036 issued and 244,168,343 and 243,416,979 outstanding in 2015 and 2014, respectively	3	3
Additional paid-in capital	3,416	3,385
Treasury stock, 4,043,526 shares at both June 30, 2015 and December 31, 2014	(50)	(50)
Unearned stock-based compensation	(24)	(14)
Accumulated deficit	(528)	(493)
Accumulated other comprehensive loss	(1,159)	(1,053)

Total Huntsman Corporation stockholders' equity	1,658	1,778
Noncontrolling interests in subsidiaries	184	173

Total equity	1,842	1,951

Total liabilities and equity	$10,578	$11,002

(a)
At June 30, 2015 and December 31, 2014, respectively, $28 and $46 of cash and cash equivalents, $9 and $10 of restricted cash, $42 and $41 of accounts and notes receivable (net), $51 and $68 of inventories, $5 and $6 of other current assets, $326 and $339 of property, plant and equipment (net), $38 and $40 of intangible assets (net), $28 and $27 of other noncurrent assets, $77 and $92 of accounts payable, $33 and $37 of accrued liabilities, $18 and $172 of current portion of debt, $147 and $36 of long-term debt, and $97 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Trade sales, services and fees, net	$2,697	$2,921	$5,257	$5,614
Related party sales	43	67	72	129

Total revenues	2,740	2,988	5,329	5,743
Cost of goods sold	2,191	2,483	4,330	4,788

Gross profit	549	505	999	955
Operating expenses:
Selling, general and administrative	249	244	495	473
Research and development	41	37	83	73
Other operating income	(1)	(5)	(9)	(9)
Restructuring, impairment and plant closing costs	114	13	207	52

Total expenses	403	289	776	589

Operating income	146	216	223	366
Interest expense	(53)	(51)	(109)	(99)
Equity in income of investment in unconsolidated affiliates	3	2	5	4
Loss on early extinguishment of debt	(20)	—	(23)	—
Other (loss) income	(1)	—	(2)	1

Income from continuing operations before income taxes	75	167	94	272
Income tax expense	(34)	(43)	(36)	(79)

Income from continuing operations	41	124	58	193
Loss from discontinued operations	(2)	—	(4)	(7)

Net income	39	124	54	186
Net income attributable to noncontrolling interests	(10)	(5)	(20)	(13)

Net income attributable to Huntsman Corporation	$29	$119	$34	$173

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.13	$0.49	$0.16	$0.75
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.02)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.12	$0.49	$0.14	$0.72

Weighted average shares	244.1	241.8	244.0	241.3

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.13	$0.48	$0.16	$0.74
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.02)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.12	$0.48	$0.14	$0.71

Weighted average shares	247.5	245.7	247.3	245.0

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$31	$119	$38	$180
Loss from discontinued operations, net of tax	(2)	—	(4)	(7)

Net income	$29	$119	$34	$173

Dividends per share	$0.125	$0.125	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$39	$124	$54	$186
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of $7 and $(2) for the three months ended, respectively, and $(20) and $(2) for the six months ended, respectively	40	2	(142)	—
Pension and other postretirement benefits adjustments, net of tax of $(2) and $(3) for the three months ended, respectively, and $(6) each for the six months ended	9	8	22	17
Other, net	10	1	9	1

Other comprehensive income (loss), net of tax	59	11	(111)	18

Comprehensive income (loss)	98	135	(57)	204
Comprehensive (income) loss attributable to noncontrolling interests	(12)	2	(15)	(10)

Comprehensive income (loss) attributable to Huntsman Corporation	$86	$137	$(72)	$194

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive (loss) income
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2015	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$173	$1,951
Net income	—	—	—	—	—	34	—	20	54
Other comprehensive loss	—	—	—	—	—	—	(106)	(5)	(111)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	1,006,871	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	5	—	9	—	—	—	14
Repurchase and cancellation of stock awards	(304,079)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	48,572	—	1	—	—	—	—	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(62)	—	—	(62)

Balance, June 30, 2015	244,168,343	$3	$3,416	$(50)	$(24)	$(528)	$(1,159)	$184	$1,842

Balance, January 1, 2014	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$149	$2,129
Net income	—	—	—	—	—	173	—	13	186
Other comprehensive income	—	—	—	—	—	—	21	(3)	18
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	1,003,482	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	5	—	8	—	—	—	13
Repurchase and cancellation of stock awards	(296,925)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	1,368,603	—	28	—	—	—	—	—	28
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax expense related to stock-based compensation	—	—	(1)	—	—	—	—	—	(1)
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends declared on common stock	—	—	—	—	—	(60)	—	—	(60)

Balance, June 30, 2014	242,476,602	$2	$3,359	$(50)	$(20)	$(582)	$(556)	$155	$2,308

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net income	$54	$186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(5)	(4)
Depreciation and amortization	194	239
Loss on early extinguishment of debt	23	—
Noncash interest expense	8	5
Noncash restructuring and impairment charges	85	6
Deferred income taxes	(59)	(32)
Noncash (gain) loss on foreign currency transactions	(4)	4
Stock-based compensation	17	16
Other, net	4	(2)
Changes in operating assets and liabilities:
Accounts and notes receivable	(142)	(300)
Inventories	7	(109)
Prepaid expenses	14	14
Other current assets	62	(19)
Other noncurrent assets	(99)	(13)
Accounts payable	12	94
Accrued liabilities	31	(75)
Other noncurrent liabilities	(21)	(27)

Net cash provided by (used in) operating activities	181	(17)

Investing Activities:
Capital expenditures	(296)	(214)
Cash received from unconsolidated affiliates	25	30
Investment in unconsolidated affiliates	(32)	(29)
Acquisition of business, net of cash acquired	(15)	—
Cash received from purchase price adjustment for business acquired	18	—
Proceeds from sale of businesses/assets	1	14
Cash received from termination of cross-currency interest rate contracts	66	—
Other, net	—	(3)

Net cash used in investing activities	(233)	(202)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Six months ended June 30,
	2015	2014
Financing Activities:
Net borrowings under revolving loan facilities	$—	$(1)
Net (repayments) borrowings on overdraft facilities	(2)	8
Repayments of short-term debt	(17)	(8)
Borrowings on short-term debt	—	5
Repayments of long-term debt	(388)	(35)
Proceeds from issuance of long-term debt	326	204
Repayments of notes payable	(15)	(16)
Borrowings on notes payable	1	1
Debt issuance costs paid	(5)	(4)
Call premiums related to early extinguishment of debt	(26)	—
Contingent consideration paid for acquisition	(4)	(6)
Dividends paid to common stockholders	(62)	(60)
Dividends paid to noncontrolling interests	(4)	(4)
Repurchase and cancellation of stock awards	(7)	(7)
Proceeds from issuance of common stock	1	28
Excess tax benefit related to stock-based compensation	1	(1)
Other, net	(1)	(1)

Net cash (used in) provided by financing activities	(202)	103

Effect of exchange rate changes on cash	(7)	(1)

Decrease in cash and cash equivalents	(261)	(117)
Cash and cash equivalents at beginning of period	860	520

Cash and cash equivalents at end of period	$599	$403

Supplemental cash flow information:
Cash paid for interest	$115	$91
Cash paid for income taxes	30	143

        As of June 30, 2015 and 2014, the amount of capital expenditures in accounts payable was $55 million and $40 million, respectively. During the six months ended June 30, 2015 and 2014, we acquired assets under capital leases of nil and $10 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$597	$710
Restricted cash(a)	9	10
Accounts and notes receivable (net of allowance for doubtful accounts of $31 and $34, respectively), ($519 and $472 pledged as collateral, respectively)(a)	1,721	1,665
Accounts receivable from affiliates	344	346
Inventories(a)	1,938	2,025
Prepaid expenses	45	61
Deferred income taxes	59	62
Other current assets(a)	190	306

Total current assets	4,903	5,185
Property, plant and equipment, net(a)	4,286	4,375
Investment in unconsolidated affiliates	350	350
Intangible assets, net(a)	93	96
Goodwill	119	122
Deferred income taxes	444	435
Other noncurrent assets(a)	650	538

Total assets	$10,845	$11,101

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,179	$1,218
Accounts payable to affiliates	51	74
Accrued liabilities(a)	742	736
Deferred income taxes	50	52
Note payable to affiliate	100	100
Current portion of debt(a)	127	267

Total current liabilities	2,249	2,447
Long-term debt(a)	4,920	4,933
Notes payable to affiliates	802	656
Deferred income taxes	333	326
Other noncurrent liabilities(a)	1,347	1,443

Total liabilities	9,651	9,805
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,183	3,166
Accumulated deficit	(983)	(956)
Accumulated other comprehensive loss	(1,190)	(1,087)

Total Huntsman International LLC members' equity	1,010	1,123
Noncontrolling interests in subsidiaries	184	173

Total equity	1,194	1,296

Total liabilities and equity	$10,845	$11,101

(a)
At June 30, 2015 and December 31, 2014, respectively, $28 and $46 of cash and cash equivalents, $9 and $10 of restricted cash, $42 and $41 of accounts and notes receivable (net), $51 and $68 of inventories, $5 and $6 of other current assets, $326 and $339 of property, plant and equipment (net), $38 and $40 of intangible assets (net), $28 and $27 of other noncurrent assets, $77 and $92 of accounts payable, $33 and $37 of accrued liabilities, $18 and $172 of current portion of debt, $147 and $36 of long-term debt, and $97 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Trade sales, services and fees, net	$2,697	$2,921	$5,257	$5,614
Related party sales	43	67	72	129

Total revenues	2,740	2,988	5,329	5,743
Cost of goods sold	2,191	2,482	4,328	4,782

Gross profit	549	506	1,001	961
Operating expenses:
Selling, general and administrative	248	243	492	470
Research and development	41	37	83	73
Other operating income	(2)	(5)	(9)	(9)
Restructuring, impairment and plant closing costs	114	13	207	52

Total expenses	401	288	773	586

Operating income	148	218	228	375
Interest expense	(56)	(52)	(114)	(103)
Equity in income of investment in unconsolidated affiliates	3	2	5	4
Loss on early extinguishment of debt	(20)	—	(23)	—
Other (loss) income	—	—	(1)	1

Income from continuing operations before income taxes	75	168	95	277
Income tax expense	(34)	(43)	(37)	(80)

Income from continuing operations	41	125	58	197
Loss from discontinued operations, net of tax	(2)	—	(4)	(7)

Net income	39	125	54	190
Net income attributable to noncontrolling interests	(10)	(5)	(20)	(13)

Net income attributable to Huntsman International LLC	$29	$120	$34	$177

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$39	$125	$54	$190
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments, net of tax of $7 and $(2) for the three months ended, respectively, and $(20) and $(2) for the six months ended, respectively	39	3	(143)	—
Pension and other postretirement benefits adjustments, net of tax of $(3) each for the three months ended and $(7) each for the six months ended	11	10	26	20
Other, net	10	—	9	1

Other comprehensive income (loss), net of tax	60	13	(108)	21

Comprehensive income (loss)	99	138	(54)	211
Comprehensive (income) loss attributable to noncontrolling interests	(12)	2	(15)	(10)

Comprehensive income (loss) attributable to Huntsman International LLC	$87	$140	$(69)	$201

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive (loss) income
			Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2015	2,728	$3,166	$(956)	$(1,087)	$173	$1,296
Net income	—	—	34	—	20	54
Dividends paid to parent	—	—	(61)	—	—	(61)
Other comprehensive loss	—	—	—	(103)	(5)	(108)
Contribution from parent	—	16	—	—	—	16
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, June 30, 2015	2,728	$3,183	$(983)	$(1,190)	$184	$1,194

Balance, January 1, 2014	2,728	$3,138	$(1,194)	$(618)	$149	$1,475
Net income	—	—	177	—	13	190
Dividends paid to parent	—	—	(60)	—	—	(60)
Other comprehensive income	—	—	—	24	(3)	21
Contribution from parent	—	15	—	—	—	15
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax expense related to stock-based compensation	—	(1)	—	—	—	(1)

Balance, June 30, 2014	2,728	$3,152	$(1,077)	$(594)	$155	$1,636

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net income	$54	$190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of investment in unconsolidated affiliates	(5)	(4)
Depreciation and amortization	187	229
Loss on early extinguishment of debt	23	—
Noncash interest expense	12	9
Noncash restructuring and impairment charges	85	6
Deferred income taxes	(59)	(31)
Noncash (gain) loss on foreign currency transactions	(4)	4
Noncash compensation	16	15
Other, net	6	(2)
Changes in operating assets and liabilities:
Accounts and notes receivable	(142)	(299)
Inventories	7	(109)
Prepaid expenses	15	15
Other current assets	55	(13)
Other noncurrent assets	(99)	(13)
Accounts payable	8	89
Accrued liabilities	39	(80)
Other noncurrent liabilities	(17)	(23)

Net cash provided by (used in) operating activities	181	(17)

Investing Activities:
Capital expenditures	(296)	(214)
Cash received from unconsolidated affiliates	25	30
Investment in unconsolidated affiliates	(32)	(29)
Acquisition of business, net of cash acquired	(15)	—
Cash received from purchase price adjustment for business acquired	18	—
Proceeds from sale of businesses/assets	1	14
Increase in receivable from affiliate	(4)	(5)
Cash received from termination of cross-currency interest rate contracts	66	—
Other, net	—	(3)

Net cash used in investing activities	(237)	(207)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Six months ended June 30,
	2015	2014
Financing Activities:
Net borrowings under revolving loan facilities	$—	$(1)
Net (repayments) borrowings on overdraft facilities	(2)	8
Repayments of short-term debt	(17)	(8)
Borrowings on short-term debt	—	5
Repayments of long-term debt	(388)	(35)
Proceeds from issuance of long-term debt	326	204
Repayments of notes payable to affiliate	(50)	(65)
Proceeds from issuance of notes payable from affiliate	195	—
Repayments of notes payable	(15)	(16)
Borrowings on notes payable	1	1
Debt issuance costs paid	(5)	(4)
Call premiums related to early extinguishment of debt	(26)	—
Contingent consideration paid for acquisition	(4)	(6)
Dividends paid to noncontrolling interests	(4)	(4)
Dividends paid to parent	(61)	(60)
Excess tax benefit related to stock-based compensation	1	(1)
Other, net	(1)	—

Net cash (used in) provided by financing activities	(50)	18

Effect of exchange rate changes on cash	(7)	(1)

Decrease	(113)	(207)
Cash and cash equivalents at beginning of period	710	515

Cash and cash equivalents at end of period	$597	$308

Supplemental cash flow information:
Cash paid for interest	$115	$91
Cash paid for income taxes	30	143

        As of June 30, 2015 and 2014, the amount of capital expenditures in accounts payable was $55 million and $40 million, respectively. During the six months ended June 30, 2015 and 2014, Huntsman Corporation contributed $16 million and $15 million, respectively, related to stock-based compensation. During the six months ended June 30, 2015 and 2014, we acquired assets under capital leases of nil and $10 million, respectively.

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

Accounting Pronouncements Pending Adoption in Future Periods

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in this ASU should be applied retrospectively, and early application is permitted. We are currently evaluating the impact of the adoption of the amendments in this ASU on our condensed consolidated financial statements (unaudited).

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

        In July 2015, the FASB issued ASU No. 2015-011, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, but rather does apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of the amendment

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

ROCKWOOD ACQUISITION

        On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses (the "Rockwood Acquisition") of Rockwood Holdings, Inc. ("Rockwood"). We paid $1.02 billion in cash and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. The acquisition was financed using a bank term loan. The majority of the acquired businesses have been integrated into our Pigments and Additives segment. Transaction costs charged to expense related to this acquisition were nil each for the three months ended June 30, 2015 and 2014, and nil and $5 million for the six months ended June 30, 2015 and 2014, respectively, and were recorded in selling, general and administrative expenses in our condensed consolidated statements of operations (unaudited).

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

Cash paid for Rockwood Acquisition in 2014	$1,038
Purchase price adjustment received in 2015	(18)
Remaining expected purchase price adjustment receivable	(1)

Expected net acquisition cost	$1,019

Fair value of assets acquired and liabilities assumed:
Cash	$78
Accounts receivable, net	220
Inventories	400
Prepaid expenses and other current assets	46
Property, plant and equipment	597
Intangible assets	33
Deferred income taxes, non-current	126
Other assets	9
Accounts payable	(146)
Accrued expenses and other current liabilities	(80)
Long-term debt, non-current	(3)
Pension and related liabilities	(233)
Deferred income taxes, non-current	(10)
Other liabilities	(18)

Total fair value of net assets acquired	$1,019

        During the second quarter of 2015, we received $18 million related to the settlement of certain purchase price adjustments. The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, asset retirement obligations, and environmental and other legal reserves, and finalizing the remaining expected purchase price adjustment receivable. None of the fair value of this acquisition was allocated to goodwill. It is possible that changes to this allocation could occur. If the Rockwood Acquisition were to have occurred on January 1, 2013, the following estimated

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions, except per share amounts):

Huntsman Corporation

	Pro Forma	Pro Forma
	Three months ended June 30, 2014 (Unaudited)	Six months ended June 30, 2014 (Unaudited)
Revenues	$3,395	$6,528
Net income attributable to Huntsman Corporation	142	211
Income per share:
Basic	$0.59	$0.87
Diluted	0.58	0.86

Huntsman International

	Pro Forma	Pro Forma
	Three months ended June 30, 2014 (Unaudited)	Six months ended June 30, 2014 (Unaudited)
Revenues	$3,395	$6,528
Net income attributable to Huntsman International	143	215

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2015	December 31, 2014
Raw materials and supplies	$482	$508
Work in progress	109	96
Finished goods	1,397	1,494

Total	1,988	2,098
LIFO reserves	(50)	(73)

Net inventories	$1,938	$2,025

        For June 30, 2015 and December 31, 2014, approximately 9% and 11%, respectively, of inventories were recorded using the LIFO cost method.

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

        Creditors of these entities have no recourse to our general credit. See "Note 7. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at June 30, 2015, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations, as of June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
Current assets	$145	$186
Property, plant and equipment, net	326	340
Other noncurrent assets	86	70
Deferred income taxes	52	50
Intangible assets	38	39
Goodwill	13	14

Total assets	$660	$699

Current liabilities	$194	$356
Long-term debt	154	42
Deferred income taxes	8	9
Other noncurrent liabilities	97	97

Total liabilities	$453	$504

        For more information regarding the Rockwood Acquisition, see "Note 3. Business Combinations—Rockwood Acquisition."

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2015 and December 31, 2014, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2015	$87	$—	$48	$3	$138
2015 charges for 2014 and prior initiatives	55	3	6	12	76
2015 charges for 2015 initiatives	44	—	—	—	44
Reversal of reserves no longer required	(1)	—	—	—	(1)
2015 payments for 2014 and prior initiatives	(25)	(3)	(3)	(11)	(42)
2015 payments for 2015 initiatives	(4)	—	—	—	(4)
Net activity of discontinued operations	—	—	(1)	—	(1)
Foreign currency effect on liability balance	(6)	—	3	—	(3)

Accrued liabilities as of June 30, 2015	$150	$—	$53	$4	$207

(1)
The workforce reduction reserves relate to the termination of 1,344 positions, of which 1,268 positions had not been terminated as of June 30, 2015.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2015	December 31, 2014
2013 and prior initiatives	$68	$75
2014 initiatives	98	63
2015 initiatives	41	—

Total	$207	$138

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments and Additives	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2015	$6	$9	$5	$54	$59	$1	$4	$138
2015 charges for 2014 and prior initiatives	2	1	1	12	57	—	3	76
2015 charges for 2015 initiatives	13	—	3	1	27	—	—	44
Reversal of reserves no longer required	—	—	—	—	—	—	(1)	(1)
2015 payments for 2014 and prior initiatives	(4)	(4)	(2)	(9)	(19)	—	(4)	(42)
2015 payments for 2015 initiatives	—	—	—	—	(4)	—	—	(4)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	(1)	—	2	(4)	—	—	(3)

Accrued liabilities as of June 30, 2015	$17	$5	$7	$60	$116	$—	$2	$207

Current portion of restructuring reserves	$15	$5	$5	$23	$116	$—	$2	$166
Long-term portion of restructuring reserves	2	—	2	37	—	—	—	41

        Details with respect to cash and noncash restructuring charges for the three and six months ended June 30, 2015 and 2014 by initiative are provided below (dollars in millions):

	Three months ended June, 2015	Six months ended June 30, 2015
Cash charges:
2015 charges for 2014 and prior initiatives	$34	$76
2015 charges for 2015 initiatives	20	44
Pension related charges	3	3
Reversal of reserves no longer required	—	(1)
Accelerated depreciation	47	75
Non-cash charges	10	10

Total 2015 Restructuring, Impairment and Plant Closing Costs	$114	$207

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

2015 RESTRUCTURING ACTIVITIES

        In June 2015, our Polyurethanes segment announced a restructuring program in Europe. In connection with this restructuring program, we recorded restructuring expense of $13 million in the six months ended June 30, 2015 related primarily to workforce reductions.

        In June 2015, our Advanced Materials segment initiated a restructuring program in Europe. In connection with this restructuring program, we recorded restructuring expense of $6 million in the six months ended June 30, 2015 related primarily to workforce reductions and accelerated depreciation recorded as restructuring, impairment and plant closing costs.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the six months ended June 30, 2015, our Textile Effects segment recorded charges of $5 million for non-cancelable long-term contract termination costs, $3 million for decommissioning and $2 million in other restructuring costs associated with this initiative.

        On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. In connection with this restructuring program, during the six months ended June 30, 2015, our Pigments and Additives segment recorded charges of $50 million for workforce reductions, $3 million for pension related charges and $7 million in other restructuring costs associated with this initiative. We expect to complete this program by the middle of 2016.

        On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded accelerated depreciation in the six months ended June 30, 2015 of $73 million as restructuring, impairment and plant closing costs. In addition, during the six months ended June 30, 2015, we recorded charges of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

$23 million for workforce reductions and non-cash charges of $10 million. We expect to complete this program by the end of 2016.

        On March 4, 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment, and recorded restructuring expense of approximately $4 million in the six months ended June 30, 2015 related to workforce reductions. We expect to complete this program by the end of 2015.

2014 RESTRUCTURING ACTIVITIES

        During 2013, our Performance Products segment initiated a restructuring program to refocus our surfactants business in Europe. In connection with this program, on June 25, 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France to Wilmar. In addition, Wilmar entered into a multi-year arrangement to purchase certain sulphated surfactant products from our facilities in St. Mihiel, France and Castiglione delle Stiviere, Italy. Additionally, we ceased production at our Patrica, Italy surfactants facility in 2014. During the six months ended June 30, 2014, we recorded charges of $23 million primarily related to workforce reductions.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	June 30, 2015	December 31, 2014
Senior Credit Facilities:
Term loans	$2,509	$2,528
Amounts outstanding under A/R programs	217	229
Senior notes	1,884	1,596
Senior subordinated notes	198	531
Variable interest entities	165	207
Other	74	109

Total debt—excluding debt to affiliates	$5,047	$5,200

Total current portion of debt	$127	$267
Long-term portion	4,920	4,933

Total debt—excluding debt to affiliates	$5,047	$5,200

Total debt—excluding debt to affiliates	$5,047	$5,200
Notes payable to affiliates-noncurrent	7	6

Total debt	$5,054	$5,206

Huntsman International

	June 30, 2015	December 31, 2014
Senior Credit Facilities:
Term loans	$2,509	$2,528
Amounts outstanding under A/R programs	217	229
Senior notes	1,884	1,596
Senior subordinated notes	198	531
Variable interest entities	165	207
Other	74	109

Total debt—excluding debt to affiliates	$5,047	$5,200

Total current portion of debt	$127	$267
Long-term portion	4,920	4,933

Total debt—excluding debt to affiliates	$5,047	$5,200

Total debt—excluding debt to affiliates	$5,047	$5,200
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	802	656

Total debt	$5,949	$5,956

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

Senior Credit Facilities

        As of June 30, 2015, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2"), our 2014 term loan facility ("2014 Term Loan") and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$625	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	943		942		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	335		335		USD LIBOR plus 3.00%	2017
2014 Term Loan	NA	1,194		1,183		USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	50		49		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 Term Loan is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2015, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        We are launching an offer to certain of our Term Loan B holders to extend the maturity of their loans to 2019 in exchange for an upfront fee and a higher interest margin. If a significant aggregate amount of the Term Loan B holders accept this offer, the modifications to the maturity and interest margin would become effective in the third quarter of 2015.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity ("U.S. SPE") and the European special purpose entity ("EU SPE") in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of June 30, 2015 was as follows (monetary amounts in millions):

Facility(5)	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	March 2018	$250	$90(4)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225	€114	Applicable rate plus 1.10%
		(approximately $252)	(approximately $127))

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

(4)
As of June 30, 2015, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

(5)
During the three months ended March 31, 2015, we entered into amendments to our A/R Programs that, among other things, extend the scheduled commitment termination dates and reduce the applicable borrowing margins.

        As of June 30, 2015 and December 31, 2014, $519 million and $472 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Notes

        As of June 30, 2015, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€449 carrying value ($502))
2022 Senior Notes	November 2022	5.125%	$400
2025 Senior Notes	April 2025	4.25%	€300 ($335)
2021 Senior Subordinated Notes	March 2021	8.625%	$195 ($198 carrying value)

        On March 31, 2015, Huntsman International completed a €300 million (approximately $326 million) offering of 4.25% senior notes due April 1, 2025 ("2025 Senior Notes"). On April 17, 2015, Huntsman International applied the net proceeds of this offering to redeem $289 million ($294 million carrying value) of its 8.625% senior subordinated notes due 2021 ("2021 Senior Subordinated Notes").

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2015, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
January 2015	2021 Senior Subordinated Notes	$37	$40	$3
April 2015	2021 Senior Subordinated Notes	$289	$311	$20

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

        Approximately $195 million ($198 carrying value) amount of our 8 5/8% Senior Subordinated Notes due 2021 remain outstanding. By their terms, these remaining notes can be redeemed at 104.3125% of par beginning on September 15, 2015. It is our current intention to exercise our right to redeem these notes.

Variable Interest Entity Debt

        As of June 30, 2015, Arabian Amines Company, our consolidated 50%-owned joint venture, had $156 million outstanding under its loan commitments and debt financing arrangements. On April 29, 2015, Arabian Amines Company obtained a waiver of certain financial covenants from the lender as well as a waiver of prior noncompliance under the debt financing agreements. As of June 30, 2015, Arabian Amines Company is in compliance with its debt financing arrangements and we have classified $16 million as current debt and $140 million as long-term debt on our condensed consolidated balance sheets (unaudited). We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations.

Other Debt

        On July 24, 2015, Huntsman Polyurethanes Shanghai ("HPS"), our consolidated splitting joint venture, entered into a financing arrangement to fund the construction of our MDI plant in China. As part of the financing, HPS has secured commitments of a RMB 669 million (approximately $110 million) term loan and a RMB 423 million (approximately $69 million) working capital facility. These facilities are unsecured, and we do not provide a guarantee of these loan commitments. We expect to begin drawing down on these facilities in the coming quarters.

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2015, we have a loan of $895 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2015 on our condensed consolidated balance sheets (unaudited). As of June 30, 2015, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded as an unrealized currency translation adjustment in accumulated other comprehensive loss.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2015, we had approximately $223 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss) (dollars in millions):

June 30, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of June 30, 2015 was $26 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2015, the fair value of the swap was $3 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2015, we recorded a reduction of interest expense of nil each due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed USD payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of June 30, 2015, the fair value of this swap was $25 million and was recorded in noncurrent assets.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2015, we have designated approximately €526 million (approximately $588 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2015, the amount of (loss) gain recognized on the hedge of our net investment was $(19) million and $57 million, respectively, and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income (loss) (unaudited). As of June 30, 2015, we had approximately €1,369 million (approximately $1,531 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$25	$25	$22	$22
Investments in equity securities	21	21	—	—
Cross-currency interest rate contracts	25	25	48	48
Interest rate contracts	(6)	(6)	(7)	(7)
Long-term debt (including current portion)	(5,047)	(5,062)	(5,200)	(5,210)

        The carrying amounts reported in our condensed consolidated balance sheets (unaudited) of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments and investments in equity securities are obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2015	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$25	$25	$—	$—
Investments in equity securities(1)	21	21	—	—
Derivatives:
Cross-currency interest rate contracts(2)	25	—	—	25

Total assets	$71	$46	$—	$25

Liabilities:
Derivatives:
Interest rate contracts(3)	$(6)	$—	$(6)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

		Fair Value Amounts Using
Description	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$22	$22	$—	$—
Derivatives:
Cross-currency interest rate contracts(2)	48	—	43	5

Total assets	$70	$22	$43	$5

Liabilities:
Derivatives:
Interest rate contracts(3)	$(7)	$—	$(7)	$—

(1)
As of April 1, 2015, we no longer exercise significant influence in our investment in Nippon Aqua Co., Ltd., for which we previously accounted using the equity method. Consequently, we now account for this investment at fair value as an available-for-sale equity security.

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

(3)
The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

(4)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the six months ended June 30, 2015 and the year ended December 31, 2014.

        The following table shows a reconciliation of beginning and ending balances for the six months ended June 30, 2015 for instruments measured at fair value on a recurring basis using significant

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

unobservable inputs (Level 3) (dollars in millions). During the six months ended June 30, 2014, there were no instruments categorized as Level 3 within the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2015	$5
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	20
Purchases, sales, issuances and settlements	—

Ending balance, June 30, 2015	$25

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2015	$—

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

2015	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at June 30, 2015	—	20

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended June 30, 2015 and 2014, we recorded charges of nil and $6 million, respectively, for the impairment of long-lived assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended June 30, 2015 and 2014 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Service cost	$17	$15	$1	$—
Interest cost	30	37	2	2
Expected return on assets	(49)	(49)	—	—
Amortization of prior service benefit	—	(2)	(1)	(1)
Amortization of actuarial loss	18	13	1	1
Special termination benefits	3	—	—	—

Net periodic benefit cost	$19	$14	$3	$2

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$36	$30	$2	$1
Interest cost	61	74	3	3
Expected return on assets	(100)	(98)	—	—
Amortization of prior service benefit	(2)	(3)	(2)	(2)
Amortization of actuarial loss	37	26	2	1
Special termination benefits	3	3	—	—
Settlement loss	—	1	—	—

Net periodic benefit cost	$35	$33	$5	$3

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Service cost	$17	$15	$1	$—
Interest cost	30	37	2	2
Expected return on assets	(49)	(49)	—	—
Amortization of prior service benefit	—	(2)	(1)	(1)
Amortization of actuarial loss	20	15	1	1
Special termination benefits	3	—	—	—

Net periodic benefit cost	$21	$16	$3	$2

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$36	$30	$2	$1
Interest cost	61	74	3	3
Expected return on assets	(100)	(98)	—	—
Amortization of prior service benefit	(2)	(3)	(2)	(2)
Amortization of actuarial loss	41	30	2	1
Special termination benefits	3	3	—	—
Settlement loss	—	1	—	—

Net periodic benefit cost	$39	$37	$5	$3

        During the six months ended June 30, 2015 and 2014, we made contributions to our pension and other postretirement benefit plans of $55 million and $60 million, respectively. During the remainder of 2015, we expect to contribute an additional amount of approximately $45 million to these plans.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

COMMON STOCK DIVIDENDS

        During each of the quarters ended June 30, 2015 and March 31, 2015, we paid cash dividends of $31 million, or $0.125 per share, to common stockholders and during each of the quarters ended June 30, 2014 and March 31, 2014, we paid cash dividends of $30 million, or $0.125 per share, to common stockholders.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2015	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

Other comprehensive (loss) income before reclassifications	(142)	(5)	9	—	(138)	5	(133)
Amounts reclassified from accumulated other comprehensive loss(c)	—	27	—	—	27	—	27

Net current-period other comprehensive (loss) income	(142)	22	9	—	(111)	5	(106)

Ending balance, June 30, 2015	$(117)	$(1,100)	$19	$11	$(1,187)	$28	$(1,159)

(a)
Amounts are net of tax of $66 and $47 as of June 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $175 and $182 as of June 30, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2014	$246	$(851)	$12	$8	$(585)	$8	$(577)

Other comprehensive income before reclassifications	—	—	—	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss(c)	—	17	—	1	18	—	18

Net current-period other comprehensive (loss) income	—	17	—	1	18	3	21

Ending balance, June 30, 2014	$246	$(834)	$12	$9	$(567)	$11	$(556)

(a)
Amounts are net of tax of $15 and $13 as of June 30, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $77 and $83 as of June 30, 2014 and January 1, 2014, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(c)
See table below for details about these reclassifications.

	Three months ended June 30, 2015	Six months ended June 30, 2015
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(b)
Actuarial loss	20	39	(b)(c)

	18	35	Total before tax
	(4)	(8)	Income tax expense

Total reclassifications for the period	$14	$27	Net of tax

	Three months ended June 30, 2014	Six months ended June 30, 2014
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(b)
Actuarial loss	14	27	(b)(c)
Settlement loss	—	1	(b)

	11	23	Total before tax
	(3)	(6)	Income tax expense

Total reclassifications for the period	$8	$17	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 of actuarial losses related to discontinued operations for each of the three months ended June 30, 2015 and 2014 and $2 of actuarial losses related to discontinued operations for each of the six months ended June 30, 2015 and 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2015	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

Other comprehensive (loss) income before reclassifications	(143)	(5)	9	—	(139)	5	(134)
Amounts reclassified from accumulated other comprehensive loss(c)	—	31	—	—	31	—	31

Net current-period other comprehensive (loss) income	(143)	26	9	—	(108)	5	(103)

Ending balance, June 30, 2015	$(121)	$(1,121)	$19	$5	$(1,218)	$28	$(1,190)

(a)
Amounts are net of tax of $53 and $34 as of June 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $204 and $211 as of June 30, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income (loss) of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2014	$243	$(883)	$12	$2	$(626)	$8	$(618)

Other comprehensive (loss) income before reclassifications	—	—	—	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss(c)	—	20	—	1	21	—	21

Net current-period other comprehensive (loss) income	—	20	—	1	21	3	24

Ending balance, June 30, 2014	$243	$(863)	$12	$3	$(605)	$11	$(594)

(a)
Amounts are net of tax of $2 and nil as of June 30, 2014 and January 1, 2014, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(b)
Amounts are net of tax of $106 and $113 as of June 30, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended June 30, 2015	Six months ended June 30, 2015
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(b)
Actuarial loss	22	43	(b)(c)

	20	39	Total before tax
	(4)	(8)	Income tax expense

Total reclassifications for the period	$16	$31	Net of tax

	Three months ended June 30, 2014	Six months ended June 30, 2014
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(b)
Actuarial loss	16	31	(b)(c)
Settlement loss	—	1	(b)

	13	27	Total before tax
	(3)	(7)	Income tax expense

Total reclassifications for the period	$10	$20	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $1 of actuarial losses related to discontinued operations for each of the three months ended June 30, 2015 and 2014 and $2 of actuarial losses related to discontinued operations for each of the six months ended June 30, 2015 and 2014.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Antitrust Matters

        We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other alleged co- conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants (the "Direct Purchasers") since February 1, 2003. We and all other defendants settled the Direct Purchasers litigation and the court approved the settlement on December 13, 2013. We paid the settlement in an amount immaterial to our condensed consolidated financial statements (unaudited).

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

Product Delivery Claim

        We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $171 million) relating to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $126 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $126 million), and we have made no accrual with respect to this matter.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2015 and 2014, our capital expenditures for EHS matters totaled $56 million and $37 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Another of these sites, the Star Lake Canal site in Port Neches, Texas, involves a discharge point for manufacturing facilities owned by us and several other local chemical manufacturers. The U.S. Environmental Protection Agency (the "EPA") issued a draft Consent Decree related to cleanup at this site to us and a prior owner in September 2014. The prior owner has an indemnification obligation and has accepted defense of this matter. As of June 30, 2015, we had an accrued liability of approximately $18 million relating to this matter and a corresponding receivable of approximately $18 million relating to our indemnity protection.

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

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of June 30, 2015, we had an accrued liability of approximately $18 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

        Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material effect on our financial statements. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate known contamination sites.

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $56 million and $60 million for environmental liabilities as of June 30, 2015 and December 31, 2014, respectively. Of these amounts, $5 million and $7 million were classified as accrued liabilities in our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, and $51 million and $53 million were classified as other noncurrent liabilities in our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

        On October 1, 2014, the Company completed the Rockwood Acquisition. The properties involved in the transaction are located primarily in China, Finland, Germany, Italy, the United Kingdom and the U.S., and include both owned and leased sites. The existence of soil and groundwater contamination from historical industrial operations is known to exist at some of these new properties. As of June 30, 2015 and December 31, 2014, these newly acquired businesses had accrued $16 million and $17 million,

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

respectively, for environmental liabilities (including remediations, investigations, groundwater monitoring, and reclamation obligations associated with landfill operations), which are included within the accrued environmental liabilities disclosed above. Of these amounts, $3 million each was classified as accrued liabilities and $13 million and $14 million were classified as other noncurrent liabilities as of June 30, 2015 and December 31, 2014, respectively. In certain cases, these remediation liabilities may be payable over periods of up to 30 years. The Company is currently evaluating these new reserve amounts in relation to similar reserves recorded by the Company in the past, as well as within the context of the terms of the acquisition agreements. Pursuant to the agreements related to the Rockwood Acquisition, Rockwood has agreed to indemnify us for certain environmental matters.

REGULATORY DEVELOPMENTS

        The European Union regulatory framework for chemicals, called "REACH," became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations, our first phase registrations by the November 30, 2010 deadline and our second phase registrations by the May 31, 2013 deadline. While we continue our registration efforts to meet the next registration deadline of May 31, 2018, our REACH implementation team is now strategically focused on the evaluation and authorization phases of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we actively monitor and address analogous regulatory regimes being considered or implemented outside of the European Union, such as in South Korea and Taiwan. The business impact assessment for the first list of priority chemicals in South Korea is ongoing.

        Although the total long-term cost for REACH compliance is unknown at this time, we spent approximately $5 million, $4 million and $8 million in 2014, 2013 and 2012, respectively, to meet the initial REACH requirements. We cannot provide assurance that these recent expenditures are indicative of future amounts that we may be required to spend for REACH compliance.

GREENHOUSE GAS REGULATION

        Globally, our operations are increasingly subject to regulations that seek to reduce emissions of "greenhouse gases" ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the earth's climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System ("ETS"), established pursuant to the Kyoto Protocol to reduce GHG emissions in the European Union, continues in its third phase. The European Union parliament continues with a process to formalized

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

"backloading"—the withholding of GHG allowances to prop up carbon prices. As backloading is only a temporary measure, a sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. The European Commission proposes to establish a market stability reserve at the beginning of the next trading period in 2021. In addition, the European Union has recently announced the binding target to reduce domestic greenhouse gas emissions by at least 40% below the 1990 level by 2030. The European Commission proposed an objective of increasing the share of renewable energy to at least 27% of the European Union's energy consumption by 2030. The European Council endorsed this target, which is binding at the European Union level. The European Commission also proposed a 30% energy savings target for 2030. The European Council, however, endorsed an indicative target of 27% to be reviewed in 2020 having in mind a 30% target.

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

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of June 30, 2015, we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of June 30, 2015, we had 7 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period; certain performance awards vest over a two-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Huntsman Corporation compensation cost	$8	$8	$17	$16
Huntsman International compensation cost	8	8	16	15

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $3 million for each of the six months ended June 30, 2015 and 2014.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Dividend yield	N/A	N/A	2.2%	2.4%
Expected volatility	N/A	N/A	58.0%	60.3%
Risk-free interest rate	N/A	N/A	1.4%	1.7%
Expected life of stock options granted during the period	N/A	N/A	5.9 years	5.7 years

        During each of the three months ended June 30, 2015 and 2014, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of June 30, 2015 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2015	8,781	$14.84
Granted	938	22.77
Exercised	(49)	16.43
Forfeited	—	—

Outstanding at June 30, 2015	9,670	15.60	5.2	$63

Exercisable at June 30, 2015	7,596	14.06	4.2	61

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2015 was $10.14 per option. As of June 30, 2015, there was $15 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

        The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was approximately nil and $8 million, respectively.

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

        During the first quarter of 2015, we began issuing performance awards to certain employees. The fair value of each performance award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2015, the weighted-average expected volatility rate was 30.0% and the weighted average risk-free interest rate was 0.7%. For the performance awards granted in the six months ended June 30, 2015, the number of shares earned varies based upon the Company achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer-group for the two-year and three-year performance periods.

        A summary of the status of our nonvested shares as of June 30, 2015 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2015	1,821		$17.37	492	$18.50
Granted	831		23.48	256	22.77
Vested	(749)	(1)	17.27	(258)	17.09
Forfeited	(6)		20.60	(6)	20.69

Nonvested at June 30, 2015	1,897		17.02	484	21.48

(1)
As of June 30, 2015, a total of 423,873 restricted stock units were vested but not yet issued, of which 35,574 vested during the six months ended June 30, 2015. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of June 30, 2015, there was $35 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The value of share awards that vested during the six months ended June 30, 2015 and 2014 was $20 million and $19 million, respectively.

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

        During the three months ended June 30, 2015 and 2014, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits and a corresponding income tax benefit of $6 million, primarily in Asia, and a net increase in unrecognized benefits and a corresponding income tax expense of $4 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $36 million and $79 million for the six months ended June 30, 2015 and 2014, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax expense of $37 million and $80 million for the three months ended June 30, 2015 and 2014, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$31	$119	$38	$180

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$29	$119	$34	$173

Shares (denominator):
Weighted average shares outstanding	244.1	241.8	244.0	241.3
Dilutive securities:
Stock-based awards	3.4	3.9	3.3	3.7

Total weighted average shares outstanding, including dilutive shares	247.5	245.7	247.3	245.0

        Additional stock-based awards of 2.2 million and 1.1 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2015 and 2014, respectively, and additional stock-based awards of 2.7 million and 1.1 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2015 and 2014, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the six months ended June 30, 2015 and 2014 because the effect would be anti-dilutive.

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

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	basic liquid and solid epoxy resins; specialty resin compounds; cross- linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	textile chemicals and dyes
Pigments and Additives	titanium dioxide, functional additives, color pigments, timber treatment and water treatment chemicals

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Polyurethanes	$995	$1,310	$1,885	$2,510
Performance Products	675	833	1,331	1,598
Advanced Materials	282	324	572	643
Textile Effects	216	248	422	472
Pigments and Additives	592	340	1,164	658
Eliminations	(20)	(67)	(45)	(138)

Total	$2,740	$2,988	$5,329	$5,743

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$134	$186	$227	$344
Performance Products	137	117	255	209
Advanced Materials	48	50	103	91
Textile Effects	13	14	24	22
Pigments and Additives	(64)	12	(139)	25
Corporate and other(2)	(51)	(50)	(93)	(94)

Subtotal	217	329	377	597
Discontinued Operations(3)	(1)	(2)	(2)	(9)

Total	216	327	375	588
Interest expense	(53)	(51)	(109)	(99)
Income tax expense—continuing operations	(34)	(43)	(36)	(79)
Income tax (expense) benefit—discontinued operations	(1)	2	(2)	2
Depreciation and amortization	(99)	(116)	(194)	(239)

Net income attributable to Huntsman Corporation	$29	$119	$34	$173

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$134	$186	$227	$344
Performance Products	137	117	255	209
Advanced Materials	48	50	103	91
Textile Effects	13	14	24	22
Pigments and Additives	(64)	12	(139)	25
Corporate and other(2)	(52)	(51)	(94)	(95)

Subtotal	216	328	376	596
Discontinued Operations(3)	(1)	(2)	(2)	(9)

Total	215	326	374	587
Interest expense	(56)	(52)	(114)	(103)
Income tax expense—continuing operations	(34)	(43)	(37)	(80)
Income tax (expense) benefit—discontinued operations	(1)	2	(2)	2
Depreciation and amortization	(95)	(113)	(187)	(229)

Net income attributable to Huntsman International LLC	$29	$120	$34	$177

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$239	$1	$357	$—	$597
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	42	120	1,552	7	1,721
Accounts receivable from affiliates	2,228	4,491	150	(6,525)	344
Inventories	116	380	1,446	(4)	1,938
Prepaid expenses	10	4	31	—	45
Deferred income taxes	12	—	65	(18)	59
Other current assets	673	8	187	(678)	190

Total current assets	3,320	5,004	3,797	(7,218)	4,903
Property, plant and equipment, net	453	1,311	2,521	1	4,286
Investment in unconsolidated affiliates	6,160	1,791	261	(7,862)	350
Intangible assets, net	34	5	54	—	93
Goodwill	(14)	82	51	—	119
Deferred income taxes	404	—	444	(404)	444
Notes receivable from affiliates	23	551	—	(574)	—
Other noncurrent assets	141	271	239	(1)	650

Total assets	$10,521	$9,015	$7,367	$(16,058)	$10,845

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47	$272	$853	$7	$1,179
Accounts payable to affiliates	3,713	856	2,008	(6,526)	51
Accrued liabilities	72	768	581	(679)	742
Deferred income taxes	—	51	18	(19)	50
Note payable to affiliate	100	—	—	—	100
Current portion of debt	74	—	53	—	127

Total current liabilities	4,006	1,947	3,513	(7,217)	2,249
Long-term debt	4,518	—	402	—	4,920
Notes payable to affiliates	795	—	581	(574)	802
Deferred income taxes	29	174	24	106	333
Other noncurrent liabilities	163	268	916	—	1,347

Total liabilities	9,511	2,389	5,436	(7,685)	9,651
Equity
Huntsman International LLC members' equity
Members' equity	3,183	4,528	3,478	(8,006)	3,183
Accumulated (deficit) income	(983)	515	(541)	26	(983)
Accumulated other comprehensive (loss) income	(1,190)	1,583	(1,184)	(399)	(1,190)

Total Huntsman International LLC members' equity	1,010	6,626	1,753	(8,379)	1,010
Noncontrolling interests in subsidiaries	—	—	178	6	184

Total equity	1,010	6,626	1,931	(8,373)	1,194

Total liabilities and equity	$10,521	$9,015	$7,367	$(16,058)	$10,845

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$268	$658	$1,771	$—	$2,697
Related party sales	71	137	290	(455)	43

Total revenues	339	795	2,061	(455)	2,740
Cost of goods sold	258	594	1,796	(457)	2,191

Gross profit	81	201	265	2	549
Selling, general and administrative	39	56	153	—	248
Research and development	11	12	18	—	41
Other operating (income) expense	(1)	(11)	10	—	(2)
Restructuring, impairment and plant closing costs	1	4	109	—	114

Operating income (loss)	31	140	(25)	2	148
Interest (expense) income	(56)	8	(8)	—	(56)
Equity in income (loss) of investment in affiliates and subsidiaries	73	(23)	3	(50)	3
Loss on early extinguishment of debt	(20)	—	—	—	(20)
Other (loss) income	—	(1)	2	(1)	—

Income (loss) from continuing operations before income taxes	28	124	(28)	(49)	75
Income tax benefit (expense)	2	(49)	13	—	(34)

Income (loss) from continuing operations	30	75	(15)	(49)	41
Loss from discontinued operations, net of tax	(1)	(1)	—	—	(2)

Net income (loss)	29	74	(15)	(49)	39
Net income attributable to noncontrolling interests	—	—	(5)	(5)	(10)

Net income (loss) attributable to Huntsman International LLC	$29	$74	$(20)	$(54)	$29

Net income (loss)	$29	$74	$(15)	$(49)	$39
Other comprehensive income	58	109	55	(162)	60
Comprehensive income attributable to noncontrolling interests	—	—	(7)	(5)	(12)

Comprehensive income attributable to Huntsman International LLC	$87	$183	$33	$(216)	$87

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
(LOSS) INCOME (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$525	$1,237	$3,495	$—	$5,257
Related party sales	139	259	557	(883)	72

Total revenues	664	1,496	4,052	(883)	5,329
Cost of goods sold	519	1,173	3,519	(883)	4,328

Gross profit	145	323	533	—	1,001
Selling, general and administrative	84	96	312	—	492
Research and development	22	22	39	—	83
Other operating (income) expense	(29)	(10)	30	—	(9)
Restructuring, impairment and plant closing costs	1	4	202	—	207

Operating income (loss)	67	211	(50)	—	228
Interest (expense) income	(113)	16	(17)	—	(114)
Equity in income (loss) of investment in affiliates and subsidiaries	98	(39)	5	(59)	5
Loss on early extinguishment of debt	(23)	—	—	—	(23)
Other income (loss)	1	(8)	7	(1)	(1)

Income (loss) from continuing operations before income taxes	30	180	(55)	(60)	95
Income tax benefit (expense)	6	(72)	29	—	(37)

Income (loss) from continuing operations	36	108	(26)	(60)	58
Loss from discontinued operations, net of tax	(2)	(1)	(1)	—	(4)

Net income (loss)	34	107	(27)	(60)	54
Net income attributable to noncontrolling interests	—	—	(13)	(7)	(20)

Net income (loss) attributable to Huntsman International LLC	$34	$107	$(40)	$(67)	$34

Net income (loss)	$34	$107	$(27)	$(60)	$54
Other comprehensive (loss) income	(103)	182	(115)	(72)	(108)
Comprehensive income attributable to noncontrolling interests	—	—	(7)	(8)	(15)

Comprehensive (loss) income attributable to Huntsman International LLC	$(69)	$289	$(149)	$(140)	$(69)

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(112)	$113	$181	$(1)	$181

Investing activities:
Capital expenditures	(39)	(112)	(145)	—	(296)
Cash received from unconsolidated affiliates	—	25	—	—	25
Investment in affiliate	(59)	—	—	59	—
Investment in unconsolidated affiliates	—	(20)	(12)	—	(32)
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Cash received from purchase price adjustment for business acquired	18	—	—	—	18
Proceeds from sale of businesses/assets	—	—	1	—	1
Increase in receivable from affiliate	(4)	—	—	—	(4)
Cash received from termination of cross-currency interest rate contracts	66	—	—	—	66

Net cash (used in) provided by investing activities	(18)	(107)	(171)	59	(237)

Financing activities:
Net repayments on overdraft facilities	—	—	(2)	—	(2)
Repayments of short-term debt	—	—	(17)	—	(17)
Repayments of long-term debt	(346)	—	(42)	—	(388)
Proceeds from issuance of long-term debt	326	—	—	—	326
Repayments of notes payable to affiliate	(50)	—	—	—	(50)
Proceeds from issuance of notes payable from affiliate	195	—	—	—	195
Repayments of notes payable	(14)	—	(1)	—	(15)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(5)	—	—	—	(5)
Call premiums related to early extinguishment of debt	(26)	—	—	—	(26)
Contingent consideration paid for acquisition	(4)	—	—	—	(4)
Contribution from parent	—	4	73	(77)	—
Distribution to parent	—	(14)	(7)	21	—
Dividends paid to noncontrolling interests	—	—	—	(4)	(4)
Dividends paid to parent	(61)	(1)	—	1	(61)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	—	—	(2)	1	(1)

Net cash provided by (used in) financing activities	16	(11)	3	(58)	(50)
Effect of exchange rate changes on cash	—	—	(7)	—	(7)

(Decrease) increase in cash and cash equivalents	(114)	(5)	6	—	(113)
Cash and cash equivalents at beginning of period	353	6	351	—	710

Cash and cash equivalents at end of period	$239	$1	$357	$—	$597

        During the six months ended June 30, 2015, we made a noncash capital contribution of approximately $284 million between guarantor and nonguarantor entities and a noncash capital contribution of approximately $123 million between parent and guarantor entities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(128)	$74	$38	$(1)	$(17)

Investing activities:
Capital expenditures	(30)	(68)	(116)	—	(214)
Cash received from unconsolidated affiliates	—	30	—	—	30
Investment in affiliate	(122)	(6)	—	128	—
Investment in unconsolidated affiliates	—	(17)	(12)	—	(29)
Proceeds from sale of businesses/assets	3	—	11	—	14
Increase in receivable from affiliate	(5)	—	—	—	(5)
Other, net	(1)	—	(2)	—	(3)

Net cash used in investing activities	(155)	(61)	(119)	128	(207)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1)	—	(1)
Net borrowings on overdraft facilities	—	—	8	—	8
Repayments of short-term debt	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	5	—	5
Repayments of long-term debt	(13)	—	(22)	—	(35)
Proceeds from issuance of long-term debt	204	—	—	—	204
Repayments of notes payable to affiliate	(65)	—	—	—	(65)
Repayments of notes payable	(15)	—	(1)	—	(16)
Borrowings on notes payable	—	—	1	—	1
Debt issuance costs paid	(4)	—	—	—	(4)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Contribution from parent	—	6	139	(145)	—
Distribution to parent	—	(17)	—	17	—
Dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to parent	(60)	(1)	—	1	(60)
Excess tax expense related to stock-based compensation	(1)	—	—	—	(1)
Other, net	(1)	(1)	2	—	—

Net cash provided by (used in) financing activities	39	(13)	119	(127)	18
Effect of exchange rate changes on cash	—	—	(1)	—	(1)

(Decrease) increase in cash and cash equivalents	(244)	—	37	—	(207)
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$64	$—	$244	$—	$308

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

OVERVIEW

Business

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the six months ended June 30, 2015 and 2014 were $5,329 million and $5,743 million, respectively.

OUTLOOK

        We have seen improvements in our Performance Products and Advanced Materials segments, with stronger margins and low earnings volatility. We expect additional improvements in these segments with growth projects in place. In addition, we expect synergy and restructuring savings from within our Pigments and Additives segment.

        Following the completion of planned maintenance at our PO/MTBE facility in Port Neches, Texas during the first quarter of 2015, we experienced some delays in the restart of the facility in April, which resulted in an approximate EBITDA impact of $35 million and $95 million during the second quarter and first six months of 2015, respectively.

        Our earnings are subject to fluctuations due to exchange rate movements. Our revenues and expenses are denominated in various currencies, including the primary European currencies which have recently been volatile, while our reporting currency is the U.S. dollar. Generally, a decline in the value of the Euro relative to the U.S. dollar will reduce the reported profitability of our Polyurethanes, Performance Products, Advanced Materials and Pigments and Additives segments. A decline in the value of the Pound Sterling relative to the U.S. dollar will increase the reported profitability of our Pigments and Additives segment and an increase in the value of the Swiss Franc relative to the U.S. dollar will reduce the reported profitability of our Advanced Materials and Textile Effects segments. We are also exposed to other foreign currencies including the Chinese Renminbi, the Indian Rupiah, the Brazilian Real and the Thai Baht. In general, a decline in the value of these currencies as compared to the U.S. dollar will reduce our reported profitability. We estimate a negative EBITDA impact from changes in exchange rates of approximately $49 million and $66 million during the second quarter and first six months of 2015 compared to the same periods in 2014, respectively.

        The following is a summary of the key trends expected in our business segments:

Polyurethanes:

  •
  MDI demand improving in Europe, slowing demand in China

  •
  2016 benefit of MDI expansion in the U.S.

  •
  Favorable PO/MTBE margins

  •
  Negative foreign currency exchange impact

Performance Products:

  •
  Benefits of European surfactants restructuring in 2015

  •
  Improving downstream product margins

  •
  2016 benefits of growth projects, such as ethylene oxide expansion in the U.S. and polyetheramines expansion in Singapore

  •
  Lower oil prices reduce U.S. Gulf Coast manufacturing advantage

  •
  Negative foreign currency exchange impact

Advanced Materials:

  •
  Strong aerospace market

Textile Effects:

  •
  Selective growth above underlying market demand

  •
  Slowing Chinese economy

  •
  Progressive environmental regulations impacting raw material costs

Pigments and Additives:

  •
  Approximately $140 million of synergies from integration of former Rockwood businesses

  •
  Approximately $35 million of cost savings from the planned 'black end' titanium dioxide capacity rationalization in Calais, France

  •
  2016 benefits from new color pigments facility in the U.S.

  •
  Weak titanium dioxide business conditions

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

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2015	2014		2015	2014
Revenues	$2,740	$2,988	(8)%	$5,329	$5,743	(7)%
Cost of goods sold	2,191	2,483	(12)%	4,330	4,788	(10)%

Gross profit	549	505	9%	999	955	5%
Operating expenses	289	276	5%	569	537	6%
Restructuring, impairment and plant closing costs	114	13	777%	207	52	298%

Operating income	146	216	(32)%	223	366	(39)%
Interest expense	(53)	(51)	4%	(109)	(99)	10%
Equity in income of investment in unconsolidated affiliates	3	2	50%	5	4	25%
Loss on early extinguishment of debt	(20)	—	NM	(23)	—	NM
Other (loss) income	(1)	—	NM	(2)	1	NM

Income from continuing operations before income taxes	75	167	(55)%	94	272	(65)%
Income tax expense	(34)	(43)	(21)%	(36)	(79)	(54)%

Income from continuing operations	41	124	(67)%	58	193	(70)%
Loss from discontinued operations, net of tax	(2)	—	NM	(4)	(7)	(43)%

Net income	39	124	(69)%	54	186	(71)%
Net income attributable to noncontrolling interests	(10)	(5)	100%	(20)	(13)	54%

Net income attributable to Huntsman Corporation	29	119	(76)%	34	173	(80)%
Interest expense	53	51	4%	109	99	10%
Income tax expense from continuing operations	34	43	(21)%	36	79	(54)%
Income tax expense (benefit) from discontinued operations	1	(2)	NM	2	(2)	NM
Depreciation and amortization	99	116	(15)%	194	239	(19)%

EBITDA(1)	$216	$327	(34)%	$375	$588	(36)%

	Three months ended June 30,		Six months ended June 30,
					Percent Change
Reconciliation of EBITDA to adjusted EBITDA:	2015	2014	2015	2014
EBITDA(1)	$216	$327	$375	$588
Acquisition and integration expenses and purchase accounting adjustments	12	9	21	17
EBITDA from discontinued operations	1	2	2	9
Loss (gain) on disposition of businesses/assets	1	(2)	1	(2)
Loss on early extinguishment of debt	20	—	23	—
Certain legal settlements and related expenses	1	2	2	2
Amortization of pension and postretirement actuarial losses	19	12	37	25
Restructuring, impairment and plant closing and transition costs (credits)(3):
Polyurethanes	13	1	15	2
Performance Products	—	(1)	1	23
Advanced Materials	6	1	6	5
Textile Effects	9	7	13	14
Pigments and Additives	85	—	170	3
Corporate and other	2	5	4	6

Total restructuring, impairment and plant closing and transition costs (credits)(3)	115	13	209	53

Adjusted EBITDA(1)	$385	$363	$670	$692

Net cash provided by (used in) operating activities			$181	$(17)	NM
Net cash used in investing activities			(233)	(202)	15%
Net cash (used in) provided by financing activities			(202)	103	NM
Capital expenditures			(296)	(214)	38%

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2015	2014		2015	2014
Revenues	$2,740	$2,988	(8)%	$5,329	$5,743	(7)%
Cost of goods sold	2,191	2,482	(12)%	4,328	4,782	(9)%

Gross profit	549	506	8%	1,001	961	4%
Operating expenses	287	275	4%	566	534	6%
Restructuring, impairment and plant closing costs	114	13	777%	207	52	298%

Operating income	148	218	(32)%	228	375	(39)%
Interest expense	(56)	(52)	8%	(114)	(103)	11%
Equity in income of investment in unconsolidated affiliates	3	2	50%	5	4	25%
Loss on early extinguishment of debt	(20)	—	NM	(23)	—	NM
Other (loss) income	—	—	NM	(1)	1	NM

Income from continuing operations before income taxes	75	168	(55)%	95	277	(66)%
Income tax expense	(34)	(43)	(21)%	(37)	(80)	(54)%

Income from continuing operations	41	125	(67)%	58	197	(71)%
Loss from discontinued operations, net of tax	(2)	—	NM	(4)	(7)	(43)%

Net income	39	125	(69)%	54	190	(72)%
Net income attributable to noncontrolling interests	(10)	(5)	100%	(20)	(13)	54%

Net income attributable to Huntsman International LLC	29	120	(76)%	34	177	(81)%
Interest expense	56	52	8%	114	103	11%
Income tax expense from continuing operations	34	43	(21)%	37	80	(54)%
Income tax expense (benefit) from discontinued operations	1	(2)	NM	2	(2)	NM
Depreciation and amortization	95	113	(16)%	187	229	(18)%

EBITDA(1)	$215	$326	(34)%	$374	$587	(36)%

	Three months ended June 30,		Six months ended June 30,
					Percent Change
Reconciliation of EBITDA to adjusted EBITDA:	2015	2014	2015	2014
EBITDA(1)	$215	$326	$374	$587
Acquisition and integration expenses and purchase accounting adjustments	12	9	21	17
EBITDA from discontinued operations	1	2	2	9
Loss (gain) on disposition of businesses/assets	1	(2)	1	(2)
Loss on early extinguishment of debt	20	—	23	—
Certain legal settlements and related expenses	1	2	2	2
Amortization of pension and postretirement actuarial losses	21	14	41	29
Restructuring, impairment and plant closing and transition costs (credits)(3):
Polyurethanes	13	1	15	2
Performance Products	—	(1)	1	23
Advanced Materials	6	1	6	5
Textile Effects	9	7	13	14
Pigments and Additives	85	—	170	3
Corporate and other	2	5	4	6

Total restructuring, impairment and plant closing and transition costs (credits)(3)	115	13	209	53

Adjusted EBITDA(1)	$386	$364	$673	$695

Net cash provided by (used in) operating activities			$181	$(17)	NM
Net cash used in investing activities			(237)	(207)	14%
Net cash (used in) provided by financing activities			(50)	18	NM
Capital expenditures			(296)	(214)	38%

Huntsman Corporation

	Three months ended June 30,		Six months ended June 30,
Reconciliation of net income to adjusted net income:	2015	2014	2015	2014
Net income attributable to Huntsman Corporation	$29	$119	$34	$173
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(3) and $(2) for the three months ended, respectively, and $(5) and $(4) for the six months ended, respectively	9	7	16	13
Loss from discontinued operations, net of tax of $1 and $(2) for the three months ended, respectively, and $2 and $(2) for the six months ended, respectively	2	—	4	7
Loss (gain) on disposition of businesses/assets, net of tax of nil and $1 for the three months ended, respectively, and nil and $1 for the six months ended, respectively	1	(1)	1	(1)
Loss on early extinguishment of debt, net of tax of $(7) and nil for the three months ended, respectively, and $(8) and nil for the six months ended, respectively	13	—	15	—
Certain legal settlements and related expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(1) and nil for the six months ended, respectively	—	2	1	2
Amortization of pension and postretirement actuarial losses, net of tax of $(5) and $(4) for the three months ended, respectively, and $(10) and $(8) for the six months ended, respectively	14	8	27	17
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(28) and $(3) for the three months ended, respectively, and $(54) and $(14) for the six months ended, respectively	87	10	155	39

Adjusted net income(2)	$155	$145	$253	$250

Weighted average shares-basic	244.1	241.8	244.0	241.3
Weighted average shares-diluted	247.5	245.7	247.3	245.0
Weighted average shares for adjusted income per share-diluted	247.5	245.7	247.3	245.0
Net income per share:
Basic	$0.12	$0.49	$0.14	$0.72
Diluted	0.12	0.48	0.14	0.71
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$0.63	$0.60	$1.04	$1.04
Diluted	0.63	0.59	1.02	1.02
Capital expenditures, net of reimbursements(4)			(286)	(212)

Huntsman International

	Three months ended June 30,		Six months ended June 30,
Reconciliation of net income to adjusted net income:	2015	2014	2015	2014
Net income attributable to Huntsman International	$29	$120	$34	$177
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(3) and $(2) for the three months ended, respectively, and $(5) and $(4) for the six months ended, respectively	9	7	16	13
Loss from discontinued operations, net of tax of $1 and $(2) for the three months ended, respectively, and $2 and $(2) for the six months ended, respectively	2	—	4	7
Loss (gain) on disposition of businesses/assets, net of tax of nil and $1 for the three months ended, respectively, and nil and $1 for the six months ended, respectively	1	(1)	1	(1)
Loss on early extinguishment of debt, net of tax of $(7) and nil for the three months ended, respectively, and $(8) and nil for the six months ended, respectively	13	—	15	—
Certain legal settlements and related expenses, net of tax of $(1) and nil for the three months ended, respectively, and $(1) and nil for the six months ended, respectively	—	2	1	2
Amortization of pension and postretirement actuarial losses, net of tax of $(5) and $(4) for the three months ended, respectively, and $(10) and $(8) for the six months ended, respectively	16	10	31	21
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(28) and $(3) for the three months ended, respectively, and $(54) and $(14) for the six months ended, respectively	87	10	155	39

Adjusted net income(2)	$157	$148	$257	$258

Capital expenditures, net of reimbursements(4)			(286)	(212)

NM—Not Meaningful

(1)
Our management uses EBITDA and adjusted EBITDA to assess financial performance. EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition and integration expenses and purchase accounting adjustments; (b) EBITDA from discontinued operations; (c) loss (gain) on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment and plant closing and transition costs (credits).

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) loss from discontinued operations; (c) loss (gain) on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

(3)
Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations (unaudited).

(4)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the six months ended June 30, 2015 and 2014, capital expenditures of $296 million and $214 million, respectively, were reimbursed in part by $10 million and $2 million, respectively.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

        For the three months ended June 30, 2015, net income attributable to Huntsman Corporation was $29 million on revenues of $2,740 million, compared with net income attributable to Huntsman Corporation of $119 million on revenues of $2,988 million for the same period of 2014. For the three months ended June 30, 2015, net income attributable to Huntsman International was $29 million on revenues of $2,740 million, compared with net income attributable to Huntsman International of $120 million on revenues of $2,988 million for the same period of 2014. The decrease of $90 million in net income attributable to Huntsman Corporation and the decrease of $91 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended June 30, 2015 decreased by $248 million, or 8%, as compared with the 2014 period. The decrease was due principally to lower sales volumes in all our segments and lower average selling prices in local currencies in all our segments, except for our Advanced Materials segment. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2015 increased by $44 million and $43 million, respectively, or 9% and 8%, respectively, as compared with the 2014 period. The increase resulted from higher gross margins in our Performance Products, Advanced Materials and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2015 increased by $13 million and $12 million, respectively, or 5% and 4%, respectively, as compared with the 2014 period, primarily related to the consolidated expenses of the acquired Rockwood businesses.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2015 increased to $114 million from $13 million in the 2014 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our interest expense and the interest expense of Huntsman International for the three months ended June 30, 2015 increased by $2 million and $4 million, respectively, or 4% and 8%, respectively, as compared with the 2014 period. The increase was due primarily to increased borrowings related to the Rockwood Acquisition.

  •
  Loss on early extinguishment of debt for the three months ended June 30, 2015 increased to $20 million from nil in the 2014 period. During the three months ended June 30, 2015, we recorded a loss on early extinguishment of debt of $20 million related to the redemption of our 2021 Senior Subordinated Notes. For more information, see "Note 7. Debt—Direct and

    Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Income tax expense for the three months ended June 30, 2015 decreased by $9 million, or 21%, as compared with the same period in 2014 primarily due to decreased pre-tax income. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

	Three months ended June 30,
			Percent Change Favorable (Unfavorable)
	2015	2014
Revenues
Polyurethanes	$995	$1,310	(24)%
Performance Products	675	833	(19)%
Advanced Materials	282	324	(13)%
Textile Effects	216	248	(13)%
Pigments and Additives	592	340	74%
Eliminations	(20)	(67)	70%

Total	$2,740	$2,988	(8)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$134	$186	(28)%
Performance Products	137	117	17%
Advanced Materials	48	50	(4)%
Textile Effects	13	14	(7)%
Pigments and Additives	(64)	12	NM
Corporate and other	(51)	(50)	(2)%

Subtotal	217	329	(34)%
Discontinued Operations	(1)	(2)	50%

Total	$216	$327	(34)%

Huntsman International
Segment EBITDA
Polyurethanes	$134	$186	(28)%
Performance Products	137	117	17%
Advanced Materials	48	50	(4)%
Textile Effects	13	14	(7)%
Pigments and Additives	(64)	12	NM
Corporate and other	(52)	(51)	(2)%

Subtotal	216	328	(34)%
Discontinued Operations	(1)	(2)	50%

Total	$215	$326	(34)%

NM—Not meaningful

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see

  "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended June 30, 2015 vs 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(9)%	(7)%	8%	(16)%
Performance Products	(6)%	(6)%	(4)%	(3)%
Advanced Materials	2%	(9)%	(2)%	(4)%
Textile Effects	(3)%	(6)%	3%	(7)%
Pigments and Additives	(10)%	(10)%	99%	(5)%
Total Company	(5)%	(8)%	15%	(10)%

	Three months ended June 30, 2015 vs March 31, 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(3)%	(2)%	—	17%
Performance Products	(4)%	(1)%	(4)%	12%
Advanced Materials	(1)%	(3)%	(1)%	2%
Textile Effects	3%	(2)%	—	4%
Pigments and Additives	(1)%	(3)%	—	7%
Total Company	(1)%	(2)%	(2)%	11%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2015 compared to the same period of 2014 was primarily due a planned maintenance outage at our PO/MTBE facility in Port Neches, Texas that extended into the second quarter of 2015 and lower average selling prices. PO/MTBE sales volumes decreased due to the planned maintenance outage at our PO/MTBE facility in Port Neches, Texas. MDI sales volumes increased due to improved demand in the European region, primarily due to improved demand within the insulation, composite wood products and automotive markets. PO/MTBE average selling prices decreased following lower pricing for high octane gasoline. MDI average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was primarily due to lower PO/MTBE earnings and higher restructuring, impairment and plant closing costs, partially offset by higher MDI margins. We estimate the reduction to segment EBITDA resulting from the planned PO/MTBE maintenance outage to be approximately $30 million in the second quarter of 2015. During the three months ended June 30, 2015 and 2014, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $13 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended June 30, 2015 compared to the same period of 2014 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes decreased primarily due to the sale of our European commodity surfactants business on June 25, 2014. The increase in segment EBITDA was primarily due to higher margins in our amines and upstream intermediate business.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2015 compared to the same period of 2014 was primarily due to lower sales volumes. Sales volumes decreased primarily due to the de-selection of certain less profitable business and our restructuring efforts. Average selling prices increased on a local currency basis, offset by the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing costs, partially offset by higher margins from our focus on higher value business and lower fixed costs. During the three months ended June 30, 2015 and 2014, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $6 million and $1 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended June 30, 2015 compared to the same period of 2014 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to the de-selection of certain less profitable business and destocking within the fibers and dyes supply chain. The decrease in segment EBITDA was primarily due to higher restructuring, impairment and plant closing and transition costs, offset in part by higher margins from our focus on higher value business and lower fixed costs. During the three months ended June 30, 2015 and 2014, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $9 million and $7 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments and Additives

        The increase in revenues in our Pigments and Additives segment for three months ended June 30, 2015 compared to the same period in 2014 was primarily due to the impact of the Rockwood Acquisition. Other than the impact of the Rockwood Acquisition, sales volumes decreased as a result of lower end-use demand in Europe and North America. Average selling prices decreased primarily as a result of high titanium dioxide industry inventory levels and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was primarily due to lower margins, higher acquisition expenses and integration costs and higher restructuring, impairment and plant closing costs. During the three months ended June 30, 2015 and 2014, our Pigments and Additives segment recorded acquisition expenses and integration costs of $9 million and $6 million, respectively. During the three months ended June 30, 2015 and 2014, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $85 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2015, EBITDA from Corporate and other for Huntsman Corporation decreased by $1 million to a loss of $51 million from a loss of $50 million for the same period in 2014. For the three months ended June 30, 2015, EBITDA from Corporate and other for Huntsman International decreased by $1 million to a loss of $52 million from a loss of $51 million for the same period in 2014. The decrease in EBITDA from Corporate and other resulted primarily from an increase in loss on early extinguishment of debt of $20 million ($20 million of loss in 2015 compared to nil in 2014). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA was partially offset by a $9 million increase in LIFO inventory valuation income ($9 million of income in 2015 compared to nil in 2014), a $5 million increase in EBITDA from benzene sales ($4 million of income in 2015 compared to $1 million of loss in 2014), and a $3 million decrease in restructuring, impairment and plant closing costs ($2 million of expense in 2015 compared to $5 million of expense in 2014). For more information concerning restructuring activities, see "Note 6. Restructuring Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

        For the six months ended June 30, 2015, net income attributable to Huntsman Corporation was $34 million on revenues of $5,329 million, compared with net income attributable to Huntsman Corporation of $173 million on revenues of $5,743 million for the same period of 2014. For the six months ended June 30, 2015, net income attributable to Huntsman International was $34 million on revenues of $5,329 million, compared with net income attributable to Huntsman International of $177 million on revenues of $5,743 million for the same period of 2014. The decrease of $139 million in net income attributable to Huntsman Corporation and the decrease of $143 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the six months ended June 30, 2015 decreased by $414 million, or 7%, as compared with the 2014 period. The decrease was due principally to lower sales volumes in all our segments and lower average selling prices in local currencies in all our segments, except for our Advanced Materials and Textile Effects segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2015 increased by $44 million and $40 million, respectively, or 5% and 4%, respectively, as compared with the 2014 period. The increase resulted from higher gross margins in our Performance Products, Advanced Materials and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Operating expenses for the six months ended June 30, 2015 increased by $32 million, or 6%, as compared with the 2014 period, primarily related to the consolidated expenses of the acquired Rockwood businesses.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2015 increased to $207 million from $52 million in the 2014 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our interest expense and the interest expense of Huntsman International for the six months ended June 30, 2015 increased by $10 million and $11 million, respectively, or 10% and 11%, respectively, as compared with the 2014 period. The increase was due primarily to increased borrowings related to the Rockwood Acquisition.

  •
  Loss on early extinguishment of debt for the six months ended June 30, 2015 increased to $23 million from nil in the 2014 period. During the six months ended June 30, 2015, we recorded a loss on early extinguishment of debt of $20 million primarily from the redemption of our 2021 Senior Subordinated Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Income tax expense for the six months ended June 30, 2015 decreased by $43 million, or 54%, as compared with the same period in 2014 primarily due to decreased pre-tax income. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Six months ended June 30,
			Percent Change Favorable (Unfavorable)
	2015	2014
Revenues
Polyurethanes	$1,885	$2,510	(25)%
Performance Products	1,331	1,598	(17)%
Advanced Materials	572	643	(11)%
Textile Effects	422	472	(11)%
Pigments and Additives	1,164	658	77%
Eliminations	(45)	(138)	67%

Total	$5,329	$5,743	(7)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$227	$344	(34)%
Performance Products	255	209	22%
Advanced Materials	103	91	13%
Textile Effects	24	22	9%
Pigments and Additives	(139)	25	NM
Corporate and other	(93)	(94)	1%

Subtotal	377	597	(37)%
Discontinued Operations	(2)	(9)	78%

Total	$375	$588	(36)%

Huntsman International
Segment EBITDA
Polyurethanes	$227	$344	(34)%
Performance Products	255	209	22%
Advanced Materials	103	91	13%
Textile Effects	24	22	9%
Pigments and Additives	(139)	25	NM
Corporate and other	(94)	(95)	1%

Subtotal	376	596	(37)%
Discontinued Operations	(2)	(9)	78%

Total	$374	$587	(36)%

NM—Not meaningful

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Six months ended June 30, 2015 vs 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(7)%	(6)%	7%	(19)%
Performance Products	(4)%	(5)%	(2)%	(6)%
Advanced Materials	3%	(8)%	(1)%	(5)%
Textile Effects	3%	(6)%	1%	(9)%
Pigments and Additives	(9)%	(9)%	102%	(7)%
Total Company	(4)%	(7)%	16%	(12)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2015 compared to the same period of 2014 was primarily due to a planned maintenance outage at our PO/MTBE facility in Port Neches, Texas that commenced in the first quarter of 2015 and extended into the second quarter of 2015. PO/MTBE sales volumes decreased due to the planned maintenance outage at our PO/MTBE facility in Port Neches, Texas. MDI sales volumes increased due to improved demand in the European region and across most major markets. PO/MTBE average selling prices decreased following lower pricing for high octane gasoline. MDI average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was due to lower PO/MTBE earnings and higher restructuring, impairment and plant closing costs, partially offset by higher MDI margins. We estimate the reduction to segment EBITDA resulting from the planned PO/MTBE maintenance outage to be approximately $90 million in the first half of 2015. During the six months ended June 30, 2015 and 2014, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $15 million and $2 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the six months ended June 30, 2015 compared to the same period of 2014 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes decreased primarily due to the sale of our European commodity surfactants business in the second quarter of 2014.The increase in segment EBITDA was primarily due to higher margins in our amines business and lower restructuring, impairment and plant closing costs. During the six months ended June 30, 2015 and 2014, our Performance Products segment recorded restructuring, impairment and plant closing costs of $1 million and $23 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2015 compared to the same period of 2014 was due primarily to lower sales volumes. Sales volumes decreased primarily due to the de-selection of certain less profitable business and our restructuring efforts. Average selling prices increased on a local currency basis, offset by the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The increase in segment EBITDA was primarily due to higher margins, resulting from lower raw material costs, and our focus on higher value business as well as lower fixed costs. During the six months ended June 30, 2015 and 2014, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $6 million and $5 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the six months ended June 30, 2015 compared to the same period of 2014 was due to lower sales volumes. Sales volumes decreased primarily due to the de-selection of certain less profitable business and destocking within the fibers and dyes supply chain. Average selling prices increased on a local currency basis due to the implementation of price increases, offset by the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. The increase in segment EBITDA was primarily due to higher margins from our focus on higher value business and lower fixed costs and lower restructuring, impairment and plant closing and transition costs. During the six months ended June 30, 2015 and 2014, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $13 million and $14 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments and Additives

        The increase in revenues in our Pigments and Additives segment for six months ended June 30, 2015 compared to the same period in 2014 was primarily due to the impact of the Rockwood Acquisition. Other than the impact of the Rockwood Acquisition, sales volumes decreased as a result of lower end-use demand in Europe and North America. Average selling prices decreased primarily as a result of high titanium dioxide industry inventory levels and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was primarily due to lower margins, higher acquisition expenses and integration costs and higher restructuring, impairment and plant closing costs. During the six months ended June 30, 2015 and 2014, our Pigments and Additives segment recorded acquisition expenses and integration costs of $16 million and $12 million, respectively. During the six months ended June 30, 2015 and 2014, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $170 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2015, EBITDA from Corporate and other for Huntsman Corporation increased by $1 million to a loss of $93 million from a loss of $94 million for the same period in 2014. For the six months ended June 30, 2015, EBITDA from Corporate and other for Huntsman International increased by $1 million to a loss of $94 million from a loss of $95 million for the same period in 2014. The increase in EBITDA from Corporate and other resulted primarily from a $28 million increase in LIFO inventory valuation income ($23 million of income in 2015 compared to $5 million of expense in 2014) and a $2 million decrease in restructuring, impairment and plant closing costs ($4 million expense in 2015 compared to $6 million expense in 2014). For more information concerning restructuring activities, see "Note 6. Restructuring Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was partially offset by an increase in loss on early extinguishment of debt of $23 million ($23 million loss in 2015 compared to nil in 2014). For more information concerning the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The increase in EBITDA was also partially offset by an $8 million decrease in EBITDA from benzene sales ($4 million loss in 2015 compared to $4 million gain in 2014).

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

Cash

        Net cash provided by (used in) operating activities for the six months ended June 30, 2015 and 2014 was $181 million and $(17) million, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2015 compared with the same period in 2014 was primarily attributable to a $299 million favorable variance in operating assets and liabilities for the six months ended June 30, 2015 as compared with the same period of 2014, despite an increase of $81 million in other noncurrent assets, primarily attributable to turnaround costs, offset in part by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $233 million and $202 million, respectively. During the six months ended June 30, 2015 and 2014, we paid $296 million and $214 million, respectively, for capital expenditures. During the six months ended June 30, 2015 and 2014, we paid $15 million and nil, respectively, for the acquisition of businesses and we received proceeds from a purchase price adjustment of $18 million and nil, respectively, related to the Rockwood Acquisition. For further information, see "Note 3. Business Combinations" to our condensed consolidated financial statements (unaudited). During the six months ended June 30, 2015 and 2014, we made investments in Louisiana Pigment Company, L.P. of $20 million and $17 million, respectively, in Nanjing Jinling Huntsman New Materials Co., Ltd. of nil and $12 million, respectively, and in our BASF Huntsman Shanghai Isocyanate Investment B.V. joint venture of $12 million and nil, respectively, and we received dividends from Louisiana Pigment Company, L.P. of $25 million and $30 million, respectively. During the six months ended June 30, 2015 and 2014, we received $1 million and

$14 million, respectively, from the sale of businesses and assets. During the six months ended June 30, 2015 and 2014, we received $66 million and nil, respectively, from the termination of cross-currency interest rate contracts.

        Net cash (used in) provided by financing activities for the six months ended June 30, 2015 and 2014 was $(202) million and $103 million, respectively. The increase in net cash used in financing activities was primarily due to an increase in repayments of long-term debt, partially offset by an increase in proceeds from the issuance of long-term debt during the 2015 period as compared to the 2014. On March 31, 2015, we issued €300 million (approximately $326 million) aggregate principal amount of 2025 Senior Notes. On April 17, 2015, we used the net proceeds of this offering to redeem $289 million ($294 carrying value) of our 2021 Senior Subordinated Notes.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2015	December 31, 2014	Increase (Decrease)	Percent Change
Cash and cash equivalents	$599	$860	$(261)	(30)%
Restricted cash	9	10	(1)	(10)%
Accounts and notes receivable, net	1,754	1,707	47	3%
Inventories	1,938	2,025	(87)	(4)%
Prepaid expenses	46	62	(16)	(26)%
Deferred income taxes	59	62	(3)	(5)%
Other current assets	190	313	(123)	(39)%

Total current assets	4,595	5,039	(444)	(9)%
Accounts payable	1,209	1,275	(66)	(5)%
Accrued liabilities	737	739	(2)	—
Deferred income taxes	49	51	(2)	(4)%
Current portion of debt	127	267	(140)	(52)%

Total current liabilities	2,122	2,332	(210)	(9)%

Working capital	$2,473	$2,707	$(234)	(9)%

        Our working capital decreased by $234 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $261 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable increased by $47 million mainly due to higher revenues in June 2015 compared to December 2014.

  •
  Inventories decreased by $87 million mainly due to lower raw material costs and the appreciation in value of the U.S. dollar.

  •
  Other current assets decreased by $123 million mainly due to the termination and settlement of certain cross-currency interest rate contracts during the first quarter of 2015 and decreases in income taxes receivable.

  •
  The decrease in accounts payable of $66 million was primarily due to lower purchases consistent with the lower inventory balances noted above.

  •
  Current portion of debt decreased by $140 million due to the reclassification of loan commitments of Arabian Amines Company, our 50%-owned joint venture, as long-term debt upon becoming compliant with certain financial covenants.

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

Senior Credit Facilities

        As of June 30, 2015, our Senior Credit Facilities consisted of our Revolving Facility, Extended Term Loan B, our Extended Term Loan B—Series 2, our 2014 Term Loan and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$625	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	943		942		USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	335		335		USD LIBOR plus 3.00%	2017
2014 Term Loan	NA	1,194		1,183		USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	50		49		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 Term Loan is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2015, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

        We are launching an offer to certain of our Term Loan B holders to extend the maturity of their loans to 2019 in exchange for an upfront fee and a higher interest margin. If a significant aggregate amount of the Term Loan B holders accept this offer, the modifications to the maturity and interest margin would become effective in the third quarter of 2015.

A/R Programs

        Our A/R Programs are structured so that we transfer certain of our trade receivables to the U.S. SPE and the EU SPE in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of June 30, 2015 was as follows (monetary amounts in millions):

Facility(5)	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)(3)
U.S. A/R Program	March 2018	$250	$90(4)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225 (approximately $252)	€114 (approximately $127))	Applicable rate plus 1.10%

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

(4)
As of June 30, 2015, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

(5)
During the three months ended March 31, 2015, we entered into amendments to our A/R Programs that, among other things, extend the scheduled commitment termination dates and reduce the applicable borrowing margins.

        As of June 30, 2015 and December 31, 2014, $519 million and $472 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

        As of June 30, 2015, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€449 carrying value ($502))
2022 Senior Notes	November 2022	5.125%	$400
2025 Senior Notes	April 2025	4.25%	€300 ($335)
2021 Senior Subordinated Notes	March 2021	8.625%	$195 ($198 carrying value)

        On March 31, 2015, Huntsman International completed a €300 million (approximately $326 million) offering of 2025 Senior Notes. On April 17, 2015, Huntsman International applied the net proceeds of this offering to redeem $289 million ($294 million carrying value) of its 2021 Senior Subordinated Notes.

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2015, we redeemed or repurchased the following notes (monetary amounts in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
January 2015	2021 Senior Subordinated Notes	$37	$40	$3
April 2015	2021 Senior Subordinated Notes	$289	$311	$20

        Approximately $195 million ($198 carrying value) amount of our 8 5/8% Senior Subordinated Notes due 2021 remain outstanding. By their terms, these remaining notes can be redeemed at 104.3125% of par beginning on September 15, 2015. It is our current intention to exercise our right to redeem these notes.

Variable Interest Entity Debt

        As of June 30, 2015, Arabian Amines Company, our consolidated 50%-owned joint venture, had $156 million outstanding under its loan commitments and debt financing arrangements. On April 29, 2015, Arabian Amines Company obtained a waiver of certain financial covenants from the lender as well as a waiver of prior noncompliance under the debt financing agreements. As of June 30, 2015, Arabian Amines Company is in compliance with its debt financing arrangements and we have classified $16 million as current debt and $140 million as long-term debt on our condensed consolidated balance sheets (unaudited). We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations.

Other Debt

        On July 24, 2015, HPS, our consolidated splitting joint venture, entered into a financing arrangement to fund the construction of our MDI plant in China. As part of the financing, HPS has secured commitments of a RMB 669 million (approximately $110 million) term loan and a RMB 423 million (approximately $69 million) working capital facility. These facilities are unsecured, and we do not provide a guarantee of these loan commitments. We expect to begin drawing down on these facilities in the coming quarters.

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2015, we have a loan of $895 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2015 on our condensed consolidated balance sheets (unaudited). As of June 30, 2015, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2015, we had $1,418 million of combined cash and unused borrowing capacity, consisting of $608 million in cash and restricted cash, $609 million in availability under our Revolving Facility, and $201 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $123 million for the six months ended June 30, 2015, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

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

  •
  During the six months ended June 30, 2015, we made contributions to our pension and postretirement benefit plans of $55 million. During 2015, we expect to contribute an additional amount of approximately $45 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2015, we had $207 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $65 million in 2015. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

        As of June 30, 2015, we had $127 million classified as current portion of debt, including $49 million of our Term Loan C facility due June 2016, debt at our variable interest entities of $18 million, a short term borrowing facility in China totaling $19 million, our scheduled Senior Credit Facilities amortization payments totaling $26 million and certain other short-term facilities and scheduled amortization payments totaling $15 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of June 30, 2015, we had approximately $356 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to US federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

        For further discussion of these and other restructuring plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded as an unrealized currency translation adjustment in accumulated other comprehensive loss.

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2015, we had approximately $223 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss) (dollars in millions):

June 30, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of June 30, 2015 was $26 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2015, the fair value of the swap was $3 million and was recorded as a liability on our condensed consolidated balance sheets (unaudited). For the three and six months ended June 30, 2015, we recorded a reduction of interest expense of nil each due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed USD payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of June 30, 2015, the fair value of this swap was $25 million and was recorded in noncurrent assets.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2015, we have designated approximately €526 million (approximately $588 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2015, the amount of (loss) gain recognized on the hedge of our net investment was $(19) million and $57 million, respectively, and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income (loss) (unaudited). As of June 30, 2015, we had approximately €1,369 million (approximately $1,531 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended June 30, 2015, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table provides information with respect to shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the six months ended June 30, 2015.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April	—	$—	—	—
May	—	—	—	—
June	1,707	22.90	—	—

Total	1,707	$22.90	—

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2015	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase