Form 10-Q
period 2015-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2015-10-27
CIK 1307954, 1089748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

         On October 21, 2015, 245,442,518 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share and Per Share Amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$433	$860
Restricted cash(a)	4	10
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $34, respectively), ($463 and $472 pledged as collateral, respectively)(a)	1,596	1,665
Accounts receivable from affiliates	36	42
Inventories(a)	1,850	2,025
Prepaid expenses	73	62
Deferred income taxes	59	62
Other current assets(a)	200	313

Total current assets	4,251	5,039
Property, plant and equipment, net(a)	4,380	4,423
Investment in unconsolidated affiliates	346	350
Intangible assets, net(a)	86	95
Goodwill	117	122
Deferred income taxes	424	435
Other noncurrent assets(a)	632	538

Total assets	$10,236	$11,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,037	$1,218
Accounts payable to affiliates	31	57
Accrued liabilities(a)	795	739
Deferred income taxes	44	51
Current portion of debt(a)	158	267

Total current liabilities	2,065	2,332
Long-term debt(a)	4,709	4,933
Notes payable to affiliates	7	6
Deferred income taxes	348	333
Other noncurrent liabilities(a)	1,316	1,447

Total liabilities	8,445	9,051
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 249,487,540 and 248,893,036 issued and 244,198,954 and 243,416,979 outstanding in 2015 and 2014, respectively	3	3
Additional paid-in capital	3,419	3,385
Treasury stock, 4,043,526 shares at both September 30, 2015 and December 31, 2014	(50)	(50)
Unearned stock-based compensation	(21)	(14)
Accumulated deficit	(503)	(493)
Accumulated other comprehensive loss	(1,245)	(1,053)

Total Huntsman Corporation stockholders' equity	1,603	1,778
Noncontrolling interests in subsidiaries	188	173

Total equity	1,791	1,951

Total liabilities and equity	$10,236	$11,002

(a)
At September 30, 2015 and December 31, 2014, respectively, $42 and $46 of cash and cash equivalents, $4 and $10 of restricted cash, $35 and $41 of accounts and notes receivable (net), $45 and $68 of inventories, $6 each of other current assets, $313 and $339 of property, plant and equipment (net), $36 and $40 of intangible assets (net), $28 and $27 of other noncurrent assets, $72 and $92 of accounts payable, $29 and $37 of accrued liabilities, $19 and $172 of current portion of debt, $139 and $36 of long-term debt, and $99 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Trade sales, services and fees, net	$2,605	$2,819	$7,862	$8,433
Related party sales	33	65	105	194

Total revenues	2,638	2,884	7,967	8,627
Cost of goods sold	2,165	2,369	6,495	7,157

Gross profit	473	515	1,472	1,470
Operating expenses:
Selling, general and administrative	232	227	727	700
Research and development	41	40	124	113
Other operating expense (income)	17	7	8	(2)
Restructuring, impairment and plant closing costs	14	39	221	91

Total expenses	304	313	1,080	902

Operating income	169	202	392	568
Interest expense	(49)	(49)	(158)	(148)
Equity in income of investment in unconsolidated affiliates	—	2	5	6
Loss on early extinguishment of debt	(8)	—	(31)	—
Other expense	—	(1)	(2)	—

Income from continuing operations before income taxes	112	154	206	426
Income tax (expense) benefit	(49)	40	(85)	(39)

Income from continuing operations	63	194	121	387
Loss from discontinued operations	—	—	(4)	(7)

Net income	63	194	117	380
Net income attributable to noncontrolling interests	(8)	(6)	(28)	(19)

Net income attributable to Huntsman Corporation	$55	$188	$89	$361

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.23	$0.77	$0.38	$1.52
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.02)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.23	$0.77	$0.36	$1.49

Weighted average shares	244.2	242.6	244.1	241.8

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.22	$0.76	$0.38	$1.50
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.02)	(0.03)

Net income attributable to Huntsman Corporation common stockholders	$0.22	$0.76	$0.36	$1.47

Weighted average shares	246.6	246.7	247.0	245.7

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$55	$188	$93	$368
Loss from discontinued operations, net of tax	—	—	(4)	(7)

Net income	$55	$188	$89	$361

Dividends per share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$63	$194	$117	$380
Other comprehensive loss, net of tax:
Foreign currency translations adjustments, net of tax of $1 and $(17) for the three months ended, respectively, and $(19) each for the nine months ended	(96)	(108)	(238)	(108)
Pension and other postretirement benefits adjustments, net of tax of $(5) each for the three months ended, and $(11) each for the nine months ended	14	16	36	33
Other, net	(6)	1	3	2

Other comprehensive loss, net of tax	(88)	(91)	(199)	(73)

Comprehensive (loss) income	(25)	103	(82)	307
Comprehensive income attributable to noncontrolling interests	(6)	(2)	(21)	(12)

Comprehensive (loss) income attributable to Huntsman Corporation	$(31)	$101	$(103)	$295

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2015	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$173	$1,951
Net income	—	—	—	—	—	89	—	28	117
Other comprehensive loss	—	—	—	—	—	—	(192)	(7)	(199)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	1,037,743	—	6	—	—	—	—	—	6
Recognition of stock-based compensation	—	—	7	—	12	—	—	—	19
Repurchase and cancellation of stock awards	(304,340)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	48,572	—	1	—	—	—	—	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(92)	—	—	(92)

Balance, September 30, 2015	244,198,954	$3	$3,419	$(50)	$(21)	$(503)	$(1,245)	$188	$1,791

Balance, January 1, 2014	240,401,442	$2	$3,305	$(50)	$(13)	$(687)	$(577)	$149	$2,129
Net income	—	—	—	—	—	361	—	19	380
Other comprehensive loss	—	—	—	—	—	—	(66)	(7)	(73)
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	1,006,291	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	7	—	11	—	—	—	18
Repurchase and cancellation of stock awards	(298,045)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	1,647,739	1	32	—	—	—	—	—	33
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	—	—	—	5	5
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends declared on common stock	—	—	—	—	—	(91)	—	—	(91)

Balance, September 30, 2014	242,757,427	$3	$3,366	$(50)	$(17)	$(425)	$(643)	$162	$2,396

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net income	$117	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(5)	(6)
Depreciation and amortization	297	335
Loss on early extinguishment of debt	31	—
Noncash interest expense	9	8
Noncash restructuring and impairment charges	87	36
Deferred income taxes	(51)	(44)
Noncash loss on foreign currency transactions	12	13
Stock-based compensation	21	22
Other, net	2	(6)
Changes in operating assets and liabilities:
Accounts and notes receivable	(53)	(161)
Inventories	46	(112)
Prepaid expenses	(13)	(32)
Other current assets	50	(74)
Other noncurrent assets	(92)	(32)
Accounts payable	(111)	131
Accrued liabilities	74	(59)
Other noncurrent liabilities	(34)	(56)

Net cash provided by operating activities	387	343

Investing Activities:
Capital expenditures	(454)	(351)
Cash received from unconsolidated affiliates	33	38
Investment in unconsolidated affiliates	(38)	(37)
Acquisition of business, net of cash acquired	(14)	—
Cash received from purchase price adjustment for business acquired	18	—
Proceeds from sale of businesses/assets	1	15
Cash received from termination of cross-currency interest rate contracts	66	—
Change in restricted cash	5	—
Other, net	—	(2)

Net cash used in investing activities	(383)	(337)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Nine months ended September 30,
	2015	2014
Financing Activities:
Net borrowings under revolving loan facilities	$—	$(1)
Net (repayments) borrowings on overdraft facilities	(3)	2
Repayments of short-term debt	(17)	(8)
Borrowings on short-term debt	11	10
Repayments of long-term debt	(594)	(42)
Proceeds from issuance of long-term debt	326	204
Repayments of notes payable	(24)	(25)
Borrowings on notes payable	33	32
Debt issuance costs paid	(8)	(39)
Call premiums related to early extinguishment of debt	(34)	—
Contingent consideration paid for business acquired	(4)	(6)
Dividends paid to common stockholders	(92)	(91)
Dividends paid to noncontrolling interests	(6)	(4)
Repurchase and cancellation of stock awards	(7)	(7)
Proceeds from issuance of common stock	1	32
Cash received for a noncontrolling interest of a subsidiary	—	5
Excess tax benefit related to stock-based compensation	1	—
Other, net	(1)	—

Net cash (used in) provided by financing activities	(418)	62

Effect of exchange rate changes on cash	(13)	(6)

Decrease in cash and cash equivalents	(427)	62
Cash and cash equivalents at beginning of period	860	520

Cash and cash equivalents at end of period	$433	$582

Supplemental cash flow information:
Cash paid for interest	$158	$145
Cash paid for income taxes	81	156

        As of September 30, 2015 and 2014, the amount of capital expenditures in accounts payable was $49 million and $40 million, respectively. During nine months ended September 30, 2015 and 2014, we acquired assets under capital leases of nil and $10 million, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$430	$710
Restricted cash(a)	4	10
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $34, respectively), ($463 and $472 pledged as collateral, respectively)(a)	1,596	1,665
Accounts receivable from affiliates	348	346
Inventories(a)	1,850	2,025
Prepaid expenses	72	61
Deferred income taxes	59	62
Other current assets(a)	200	306

Total current assets	4,559	5,185
Property, plant and equipment, net(a)	4,341	4,375
Investment in unconsolidated affiliates	346	350
Intangible assets, net(a)	87	96
Goodwill	117	122
Deferred income taxes	424	435
Other noncurrent assets(a)	631	538

Total assets	$10,505	$11,101

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,037	$1,218
Accounts payable to affiliates	54	74
Accrued liabilities(a)	799	736
Deferred income taxes	44	52
Note payable to affiliate	100	100
Current portion of debt(a)	158	267

Total current liabilities	2,192	2,447
Long-term debt(a)	4,709	4,933
Notes payable to affiliates	802	656
Deferred income taxes	342	326
Other noncurrent liabilities(a)	1,317	1,443

Total liabilities	9,362	9,805
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,187	3,166
Accumulated deficit	(958)	(956)
Accumulated other comprehensive loss	(1,274)	(1,087)

Total Huntsman International LLC members' equity	955	1,123
Noncontrolling interests in subsidiaries	188	173

Total equity	1,143	1,296

Total liabilities and equity	$10,505	$11,101

(a)
At September 30, 2015 and December 31, 2014, respectively, $42 and $46 of cash and cash equivalents, $4 and $10 of restricted cash, $35 and $41 of accounts and notes receivable (net), $45 and $68 of inventories, $6 each of other current assets, $313 and $339 of property, plant and equipment (net), $36 and $40 of intangible assets (net), $28 and $27 of other noncurrent assets, $72 and $92 of accounts payable, $29 and $37 of accrued liabilities, $19 and $172 of current portion of debt, $139 and $36 of long-term debt, and $99 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 5. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Trade sales, services and fees, net	$2,605	$2,819	$7,862	$8,433
Related party sales	33	65	105	194

Total revenues	2,638	2,884	7,967	8,627
Cost of goods sold	2,164	2,368	6,492	7,150

Gross profit	474	516	1,475	1,477
Operating expenses:
Selling, general and administrative	231	226	723	696
Research and development	41	40	124	113
Other operating expense (income)	17	7	8	(2)
Restructuring, impairment and plant closing costs	14	39	221	91

Total expenses	303	312	1,076	898

Operating income	171	204	399	579
Interest expense	(51)	(52)	(165)	(155)
Equity in income of investment in unconsolidated affiliates	—	2	5	6
Loss on early extinguishment of debt	(8)	—	(31)	—
Other expense	—	(1)	(1)	—

Income from continuing operations before income taxes	112	153	207	430
Income tax (expense) benefit	(48)	51	(85)	(29)

Income from continuing operations	64	204	122	401
Loss from discontinued operations, net of tax	—	—	(4)	(7)

Net income	64	204	118	394
Net income attributable to noncontrolling interests	(8)	(6)	(28)	(19)

Net income attributable to Huntsman International LLC	$56	$198	$90	$375

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$64	$204	$118	$394
Other comprehensive loss, net of tax:
Foreign currency translations adjustments, net of tax of $1 and $(17) for the three months ended, respectively, and $(19) each for the nine months ended	(95)	(108)	(238)	(108)
Pension and other postretirement benefits adjustments, net of tax of $(4) and $(5) for the three months ended, respectively, and $(11) and $(12) for the nine months ended, respectively	15	18	41	38
Other, net	(6)	1	3	2

Other comprehensive loss, net of tax	(86)	(89)	(194)	(68)

Comprehensive (loss) income	(22)	115	(76)	326
Comprehensive income attributable to noncontrolling interests	(6)	(2)	(21)	(12)

Comprehensive (loss) income attributable to Huntsman International LLC	$(28)	$113	$(97)	$314

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries
	Units	Amount				Total equity
Balance, January 1, 2015	2,728	$3,166	$(956)	$(1,087)	$173	$1,296
Net income	—	—	90	—	28	118
Dividends paid to parent	—	—	(92)	—	—	(92)
Other comprehensive loss	—	—	—	(187)	(7)	(194)
Contribution from parent	—	20	—	—	—	20
Dividends paid to noncontrolling interests	—	—	—	—	(6)	(6)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, September 30, 2015	2,728	$3,187	$(958)	$(1,274)	$188	$1,143

Balance, January 1, 2014	2,728	$3,138	$(1,194)	$(618)	$149	$1,475
Net income	—	—	375	—	19	394
Dividends paid to parent	—	—	(91)	—	—	(91)
Other comprehensive loss	—	—	—	(61)	(7)	(68)
Contribution from parent	—	21	—	—	—	21
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	5	5

Balance, September 30, 2014	2,728	$3,159	$(910)	$(679)	$162	$1,732

See accompanying notes to condensed consolidated financial statements (unaudited).

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net income	$118	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(5)	(6)
Depreciation and amortization	287	322
Loss on early extinguishment of debt	31	—
Noncash interest expense	15	15
Noncash restructuring and impairment charges	87	36
Deferred income taxes	(51)	(43)
Noncash loss on foreign currency transactions	12	13
Noncash compensation	20	21
Other, net	3	(6)
Changes in operating assets and liabilities:
Accounts and notes receivable	(53)	(161)
Inventories	46	(112)
Prepaid expenses	(13)	(31)
Other current assets	43	(67)
Other noncurrent assets	(92)	(33)
Accounts payable	(118)	124
Accrued liabilities	80	(78)
Other noncurrent liabilities	(27)	(50)

Net cash provided by operating activities	383	338

Investing Activities:
Capital expenditures	(454)	(351)
Cash received from unconsolidated affiliates	33	38
Investment in unconsolidated affiliates	(38)	(37)
Acquisition of business, net of cash acquired	(14)	—
Cash received from purchase price adjustment for business acquired	18	—
Proceeds from sale of businesses/assets	1	15
Increase in receivable from affiliate	(1)	(4)
Cash received from termination of cross-currency interest rate contracts	66	—
Change in restricted cash	5	—
Other, net	—	(2)

Net cash used in investing activities	(384)	(341)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In Millions)

	Nine months ended September 30,
	2015	2014
Financing Activities:
Net borrowings under revolving loan facilities	$—	$(1)
Net (repayments) borrowings on overdraft facilities	(3)	2
Repayments of short-term debt	(17)	(8)
Borrowings on short-term debt	11	10
Repayments of long-term debt	(594)	(42)
Proceeds from issuance of long-term debt	326	204
Repayments of notes payable to affiliate	(50)	(65)
Proceeds from issuance of notes payable from affiliate	195	—
Repayments of notes payable	(24)	(25)
Borrowings on notes payable	33	32
Debt issuance costs paid	(8)	(39)
Call premiums related to early extinguishment of debt	(34)	—
Contingent consideration paid for business acquired	(4)	(6)
Dividends paid to noncontrolling interests	(6)	(4)
Dividends paid to parent	(92)	(91)
Excess tax benefit related to stock-based compensation	1	—
Cash received for a noncontrolling interest of a subsidiary	—	5
Other, net	—	2

Net cash used in financing activities	(266)	(26)

Effect of exchange rate changes on cash	(13)	(6)

Decrease	(280)	(35)
Cash and cash equivalents at beginning of period	710	515

Cash and cash equivalents at end of period	$430	$480

Supplemental cash flow information:
Cash paid for interest	$158	$145
Cash paid for income taxes	81	156

        As of September 30, 2015 and 2014, the amount of capital expenditures in accounts payable was $49 million and $40 million, respectively. During the nine months ended September 30, 2015 and 2014, Huntsman Corporation contributed $20 million and $21 million, respectively, related to stock-based compensation. During the nine months ended September 30, 2015 and 2014, we acquired assets under capital leases of nil and $10 million, respectively.

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

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects, and Pigments and Additives. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments and Additives segment produces inorganic chemical products. In a series of transactions beginning in 2006, we sold or shutdown substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We report the results of these businesses as discontinued operations.

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

RECENT DEVELOPMENTS

Share Repurchase Program

        On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. Repurchases under this program may be made through open market transactions, in privately negotiated transactions, accelerated share repurchase programs or by other means. The timing and actual number of any shares repurchased will depend on a variety of factors, including market conditions. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. During the nine months ended September 30, 2015, we did not repurchase any shares of our outstanding common stock under the authorized repurchase program. We intend to begin repurchasing shares under this program beginning in the fourth quarter of 2015.

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

Accounting Pronouncements Pending Adoption in Future Periods

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014-09 for all entities by one year. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014-09 should be applied retrospectively, and early application is permitted. We are currently evaluating the impact of the adoption of the amendments in ASU No. 2014-09 on our condensed consolidated financial statements (unaudited).

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

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, but rather does apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of the amendment in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the current reporting period in which the adjustment amounts are determined and calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of the amendment in this ASU to have a significant impact on our condensed consolidated financial statements (unaudited).

3. BUSINESS COMBINATIONS

ROCKWOOD ACQUISITION

        On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses (the "Rockwood Acquisition") of Rockwood Holdings, Inc. ("Rockwood"). We paid $1.02 billion in cash and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. The acquisition was financed using a bank term loan. The majority of the acquired businesses have been integrated into our Pigments and Additives segment. Transaction costs charged to

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

expense related to this acquisition were approximately nil and $5 million for the three months ended September 30, 2015 and 2014, respectively, and approximately nil and $10 million for the nine months ended September 30, 2015 and 2014, respectively, and were recorded in selling, general and administrative expenses in our condensed consolidated statements of operations (unaudited).

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

Cash paid for Rockwood Acquisition in 2014	$1,038
Purchase price adjustment received in 2015	(18)

Net acquisition cost	$1,020

Fair value of assets acquired and liabilities assumed:
Cash	$77
Accounts receivable, net	220
Inventories	401
Prepaid expenses and other current assets	55
Property, plant and equipment	665
Intangible assets	31
Deferred income taxes, non-current	106
Other assets	8
Accounts payable	(146)
Accrued expenses and other current liabilities	(106)
Long-term debt, non-current	(3)
Pension and related liabilities	(233)
Deferred income taxes, non-current	(9)
Other liabilities	(30)

Total fair value of net assets acquired	1,036

Noncontrolling interest	(16)

Total	$1,020

        During the second quarter of 2015, we received $18 million related to the settlement of certain purchase price adjustments. As a result of the finalization of the valuation of the assets and liabilities, reallocations were made in certain property, plant and equipment, deferred tax, accrued liability and other long-term liability balances. None of the fair value of this acquisition was allocated to goodwill. Intangible assets acquired consist primarily of developed technology, trademarks and customer relationships, all of which are being amortized over nine years. The noncontrolling interest primarily relates to Viance, LLC ("Viance"), a 50%-owned joint venture with Dow Chemical acquired as part of the Rockwood Acquisition. The noncontrolling interest was valued at 50% of the fair value of the net assets of Viance as of October 1, 2014, as dictated by the ownership interest percentages. If the Rockwood Acquisition were to have occurred on January 1, 2013, the following estimated pro forma

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. BUSINESS COMBINATIONS (Continued)

revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions, except per share amounts):

Huntsman Corporation

	Pro Forma	Pro Forma
	Three months ended September 30, 2014 (Unaudited)	Nine months ended September 30, 2014 (Unaudited)
Revenues	$3,257	$9,786
Net income attributable to Huntsman Corporation	203	410
Income per share:
Basic	$0.84	$1.70
Diluted	0.82	1.67

Huntsman International

	Pro Forma	Pro Forma
	Three months ended September 30, 2014 (Unaudited)	Nine months ended September 30, 2014 (Unaudited)
Revenues	$3,257	$9,786
Net income attributable to Huntsman International	213	424

4. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2015	December 31, 2014
Raw materials and supplies	$472	$508
Work in progress	121	96
Finished goods	1,305	1,494

Total	1,898	2,098
LIFO reserves	(48)	(73)

Net inventories	$1,850	$2,025

        For September 30, 2015 and December 31, 2014, approximately 10% and 9%, respectively, of inventories were recorded using the LIFO cost method.

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

        Creditors of these entities have no recourse to our general credit. See "Note 7. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at September 30, 2015, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements (unaudited).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. VARIABLE INTEREST ENTITIES (Continued)

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets (unaudited), before intercompany eliminations, as of September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015	December 31, 2014
Current assets	$132	$186
Property, plant and equipment, net	313	340
Other noncurrent assets	82	70
Deferred income taxes	52	50
Intangible assets	36	39
Goodwill	13	14

Total assets	$628	$699

Current liabilities	$156	$356
Long-term debt	147	42
Deferred income taxes	8	9
Other noncurrent liabilities	99	97

Total liabilities	$410	$504

        For more information regarding the Rockwood Acquisition, see "Note 3. Business Combinations—Rockwood Acquisition."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2015 and December 31, 2014, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2015	$87	$—	$48	$3	$138
2015 charges for 2014 and prior initiatives	57	5	7	18	87
2015 charges for 2015 initiatives	44	—	—	1	45
Pigments and Additives opening balance sheet liabilities	1	—	—	—	1
Reversal of reserves no longer required	(1)	—	—	—	(1)
2015 payments for 2014 and prior initiatives	(44)	(5)	(4)	(17)	(70)
2015 payments for 2015 initiatives	(11)	—	—	(1)	(12)
Net activity of discontinued operations	—	—	(1)	—	(1)
Foreign currency effect on liability balance	(7)	—	—	—	(7)

Accrued liabilities as of September 30, 2015	$126	$—	$50	$4	$180

(1)
The workforce reduction reserves relate to the termination of 1,389 positions, of which 1,279 positions had not been terminated as of September 30, 2015.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2015	December 31, 2014
2013 and prior initiatives	$65	$75
2014 initiatives	85	63
2015 initiatives	30	—

Total	$180	$138

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments and Additives	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2015	$6	$9	$5	$54	$59	$1	$4	$138
2015 charges for 2014 and prior initiatives	2	2	1	15	63	—	4	87
2015 charges for 2015 initiatives	14	—	2	2	26	—	1	45
Pigments and Additives opening balance sheet liabilities	—	—	—	—	1	—	—	1
Reversal of reserves no longer required	—	—	—	—	—	—	(1)	(1)
2015 payments for 2014 and prior initiatives	(4)	(5)	(1)	(14)	(41)	—	(5)	(70)
2015 payments for 2015 initiatives	(7)	—	—	—	(4)	—	(1)	(12)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	(1)	(1)	—	(5)	—	—	(7)

Accrued liabilities as of September 30, 2015	$11	$5	$6	$57	$99	$—	$2	$180

Current portion of restructuring reserves	$9	$5	$4	$20	$99	$—	$2	$139
Long-term portion of restructuring reserves	2	—	2	37	—	—	—	41

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges for the three and nine months ended September 30, 2015 and 2014 by initiative are provided below (dollars in millions):

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Cash charges:
2015 charges for 2014 and prior initiatives	$11	$87
2015 charges for 2015 initiatives	1	45
Pension related charges	—	3
Reversal of reserves no longer required	—	(1)
Accelerated depreciation	2	77
Non-cash charges	—	10

Total 2015 Restructuring, Impairment and Plant Closing Costs	$14	$221

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Cash charges:
2014 charges for 2013 and prior initiatives	$9	$60
2014 charges for 2014 initiatives	—	6
Pension related charges	—	2
Reversal of reserves no longer required	—	(8)
Non-cash charges	30	31

Total 2014 Restructuring, Impairment and Plant Closing Costs	$39	$91

2015 RESTRUCTURING ACTIVITIES

        In June 2015, our Polyurethanes segment announced a restructuring program in Europe. In connection with this restructuring program, we recorded restructuring expense of $14 million in the nine months ended September 30, 2015 related primarily to workforce reductions.

        In June 2015, our Advanced Materials segment initiated a restructuring program in Europe. In connection with this restructuring program, we recorded restructuring expense of $6 million in the nine months ended September 30, 2015 related primarily to workforce reductions and accelerated depreciation recorded as restructuring, impairment and plant closing costs.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2015, our Textile Effects segment recorded charges of $6 million for non-cancelable

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

long-term contract termination costs, $4 million for decommissioning and $2 million in other restructuring costs associated with this initiative. In addition, we recorded charges of $5 million associated with other initiatives. We expect to finalize negotiations for settlement of certain of these non-cancelable long-term contracts during the fourth quarter of 2015.

        On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. In connection with this restructuring program, during the nine months ended September 30, 2015, our Pigments and Additives segment recorded charges of $51 million for workforce reductions, $3 million for pension related charges and $12 million in other restructuring costs associated with this initiative. We expect to complete this program by the middle of 2016.

        On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded accelerated depreciation in the nine months ended September 30, 2015 of $73 million as restructuring, impairment and plant closing costs. In addition, during the nine months ended September 30, 2015, we recorded charges of $21 million for workforce reductions and non-cash charges of $10 million. We expect to complete this program by the end of 2016.

        On March 4, 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment, and recorded restructuring expense of approximately $5 million in the nine months ended September 30, 2015 primarily related to workforce reductions. We expect to complete this program by the middle of 2016.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2014, our Textile Effects segment recorded charges of $9 million and an $8 million noncash charge for a pension settlement loss associated with this initiative. In June 2014, we announced plans for the closure our Qingdao, China plant to be completed by December 2015. During the nine months ended September 30, 2014, we recorded charges of $6 million primarily related to workforce reductions related to this initiative.

        During the nine months ended September 30, 2014, our Corporate and other segment recorded charges of $11 million in association with a reorganization of our global information technology organization.

7. DEBT

        Outstanding debt consisted of the following (dollars in millions):

Huntsman Corporation

	September 30, 2015	December 31, 2014
Senior Credit Facilities:
Term loans	$2,507	$2,528
Amounts outstanding under A/R programs	217	229
Senior notes	1,883	1,596
Senior subordinated notes	—	531
Variable interest entities	158	207
Other	102	109

Total debt—excluding debt to affiliates	$4,867	$5,200

Total current portion of debt	$158	$267
Long-term portion	4,709	4,933

Total debt—excluding debt to affiliates	$4,867	$5,200

Total debt—excluding debt to affiliates	$4,867	$5,200
Notes payable to affiliates-noncurrent	7	6

Total debt	$4,874	$5,206

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

Huntsman International

	September 30, 2015	December 31, 2014
Senior Credit Facilities:
Term loans	$2,507	$2,528
Amounts outstanding under A/R programs	217	229
Senior notes	1,883	1,596
Senior subordinated notes	—	531
Variable interest entities	158	207
Other	102	109

Total debt—excluding debt to affiliates	$4,867	$5,200

Total current portion of debt	$158	$267
Long-term portion	4,709	4,933

Total debt—excluding debt to affiliates	$4,867	$5,200

Total debt—excluding debt to affiliates	$4,867	$5,200
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	802	656

Total debt	$5,769	$5,956

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

Senior Credit Facilities

        As of September 30, 2015, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2"), our 2015

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

extended term loan B facility ("2015 Extended Term Loan B"), our 2014 term loan facility ("2014 Term Loan"), and our term loan C facility ("Term Loan C") as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value	Interest Rate(4)	Maturity
Revolving Facility(1)	$625	$—	$—	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	312	312	USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	192	192	USD LIBOR plus 3.00%	2017
2015 Extended Term Loan B(2)	NA	773	773	USD LIBOR plus 3.00%	2019
2014 Term Loan(3)	NA	1,191	1,181	USD LIBOR plus 3.00%	2021
Term Loan C	NA	50	49	USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
On August 10, 2015, we entered into a fourteenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The Amendment extends the stated maturity date of $773 million aggregate principal amount of our Extended Term Loan B and Extended Term Loan B—Series 2 from April 19, 2017 to April 19, 2019 and increases the interest rate margin with respect to the 2015 Extended Term Loan B to LIBOR plus 3.00%.

(3)
The 2014 Term Loan is subject to a 0.75% LIBOR floor.

(4)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2015, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

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

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity ("U.S. SPE") and the European special purpose entity ("EU SPE") in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of September 30, 2015 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	March 2018	$250	$90(3)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225	€114	Applicable rate plus 1.10%
		(approximately $251)	(approximately $127)

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

(3)
As of September 30, 2015, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        During the three months ended March 31, 2015, we entered into amendments to our A/R Programs that, among other things, extend the scheduled commitment termination dates and reduce the applicable borrowing margins. As of September 30, 2015 and December 31, 2014, $463 million and $472 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

        As of September 30, 2015, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€449 carrying value ($501))
2022 Senior Notes	November 2022	5.125%	$400
2025 Senior Notes	April 2025	4.25%	€300 ($335)

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2015, we redeemed or repurchased the following notes (dollars in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
September 2015	2021 Senior Subordinated Notes	$195	$204	$7
April 2015	2021 Senior Subordinated Notes	289	311	20
January 2015	2021 Senior Subordinated Notes	37	40	3

Variable Interest Entity Debt

        As of September 30, 2015, Arabian Amines Company, our consolidated 50%-owned joint venture, had $148 million outstanding under its loan commitments and debt financing arrangements. On April 29, 2015, Arabian Amines Company obtained a waiver of certain financial covenants from the lender as well as a waiver of prior noncompliance under the debt financing agreements. As of September 30, 2015, Arabian Amines Company is in compliance with its debt financing arrangements and we have classified $16 million as current debt and $132 million as long-term debt on our condensed consolidated balance sheets (unaudited). We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations.

Other Debt

        On July 24, 2015, Huntsman Polyurethanes Shanghai ("HPS"), our consolidated splitting joint venture, entered into a financing arrangement to fund the construction of our MDI plant in China. As part of the financing, HPS has secured commitments of a RMB 669 million (approximately $105 million) term loan and a RMB 423 million (approximately $66 million) working capital facility.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. DEBT (Continued)

These facilities are unsecured, and we do not provide a guarantee of these loan commitments. We expect to begin drawing down on these facilities by the end of the year.

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2015, we had a loan of $895 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2015 on our condensed consolidated balance sheets (unaudited). As of September 30, 2015, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2015, we had approximately $208 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive loss (dollars in millions):

September 30, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities." The notional amount of the swap as of September 30, 2015 was $24 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2015, the fair value of the swap was $3 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2015, we recorded a reduction of interest expense of nil each due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of September 30, 2015, the fair value of this swap was $28 million and was recorded in noncurrent assets.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2015, we have designated approximately €626 million (approximately $699 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2015, the amount of gain recognized on the hedge of our net investment was $4 million and $61 million, respectively, and was recorded in other comprehensive loss on our condensed consolidated statements of comprehensive (loss) income (unaudited). As of September 30, 2015, we had approximately €1,291 million (approximately $1,440 million) in net euro assets.

9. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$24	$24	$22	$22
Investments in equity securities	17	17	—	—
Cross-currency interest rate contracts	28	28	48	48
Interest rate contracts	(6)	(6)	(7)	(7)
Long-term debt (including current portion)	(4,867)	(4,581)	(5,200)	(5,210)

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

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2015	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$24	$24	$—	$—
Investments in equity securities(1)	17	17	—	—
Derivatives:
Cross-currency interest rate contracts(2)	28	—	—	28

Total assets	$69	$41	$—	$28

Liabilities:
Derivatives:
Interest rate contracts(3)	$(6)	$—	$(6)	$—

		Fair Value Amounts Using
Description	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale equity securities:
Equity mutual funds	$22	$22	$—	$—
Derivatives:
Cross-currency interest rate contracts(2)	48	—	43	5

Total assets	$70	$22	$43	$5

Liabilities:
Derivatives:
Interest rate contracts(3)	$(7)	$—	$(7)	$—

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

(4)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the nine months ended September 30, 2015 and the year ended December 31, 2014.

        The following table shows a reconciliation of beginning and ending balances for the nine months ended September 30, 2015 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the nine months ended September 30, 2014, there were no instruments categorized as Level 3 within the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2015	$5
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	23
Purchases, sales, issuances and settlements	—

Ending balance, September 30, 2015	$28

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2015	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. FAIR VALUE (Continued)

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

2015	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at September 30, 2015	—	23

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the nine months ended September 30, 2015 and 2014, we recorded charges of nil and $26 million, respectively, for the impairment of long-lived assets.

10. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended September 30, 2015 and 2014 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Service cost	$18	$14	$1	$1
Interest cost	31	36	1	1
Expected return on assets	(50)	(48)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	20	13	—	—
Settlement loss	—	10	—	—

Net periodic benefit cost	$17	$24	$1	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$54	$44	$3	$2
Interest cost	92	110	4	4
Expected return on assets	(150)	(146)	—	—
Amortization of prior service benefit	(4)	(4)	(3)	(3)
Amortization of actuarial loss	57	39	2	1
Special termination benefits	3	3	—
Settlement loss	—	11	—	—

Net periodic benefit cost	$52	$57	$6	$4

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Service cost	$18	$14	$1	$1
Interest cost	31	36	1	1
Expected return on assets	(50)	(48)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	22	15	—	—
Settlement loss	—	10	—	—

Net periodic benefit cost	$19	$26	$1	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. EMPLOYEE BENEFIT PLANS (Continued)

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$54	$44	$3	$2
Interest cost	92	110	4	4
Expected return on assets	(150)	(146)	—	—
Amortization of prior service benefit	(4)	(4)	(3)	(3)
Amortization of actuarial loss	63	45	2	1
Special termination benefits	3	3	—	—
Settlement loss	—	11	—	—

Net periodic benefit cost	$58	$63	$6	$4

        During the nine months ended September 30, 2015 and 2014, we made contributions to our pension and other postretirement benefit plans of $83 million and $113 million, respectively. During the remainder of 2015, we expect to contribute an additional amount of approximately $17 million to these plans.

        In connection with employee terminations related to restructuring programs, we recorded noncash pension settlement losses of nil and $11 million for the nine months ended September 30, 2015 and 2014, respectively.

11. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. Repurchases under this program may be made through open market transactions, in privately negotiated transactions, accelerated share repurchase programs or by other means. The timing and actual number of any shares repurchased will depend on a variety of factors, including market conditions. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. During the nine months ended September 30, 2015, we did not repurchase any shares of our outstanding common stock under the authorized repurchase program. We intend to begin repurchasing shares under this program beginning in the fourth quarter of 2015.

COMMON STOCK DIVIDENDS

        During each of the quarters ended September 30, 2015, June 30, 2015, March 31, 2015 and September 30, 2014, we paid cash dividends of approximately $31 million, or $0.125 per share, to common stockholders, and during each of the quarters ended June 30, 2014 and March 31, 2014, we paid cash dividends of approximately $30 million, or $0.125 per share, to common stockholders.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2015	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

Other comprehensive (loss) income before reclassifications	(238)	(5)	(1)	4	(240)	7	(233)
Amounts reclassified from accumulated other comprehensive loss(c)	—	41	—	—	41	—	41

Net current-period other comprehensive (loss) income	(238)	36	(1)	4	(199)	7	(192)

Ending balance, September 30, 2015	$(213)	$(1,086)	$9	$15	$(1,275)	$30	$(1,245)

(a)
Amounts are net of tax of $66 and $47 as of September 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $171 and $182 as of September 30, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2014	$246	$(851)	$12	$8	$(585)	$8	$(577)

Other comprehensive income before reclassifications	(108)	—	—	2	(106)	7	(99)
Amounts reclassified from accumulated other comprehensive loss(c)	—	33	—	—	33	—	33

Net current-period other comprehensive (loss) income	(108)	33	—	2	(73)	7	(66)

Ending balance, September 30, 2014	$138	$(818)	$12	$10	$(658)	$15	$(643)

(a)
Amounts are net of tax of $32 and $13 as of September 30, 2014 and January 1, 2014, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

(b)
Amounts are net of tax of $72 and $83 as of September 30, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(7)	(b)
Actuarial loss	20	59	(b)(c)

	17	52	Total before tax
	(3)	(11)	Income tax expense

Total reclassifications for the period	$14	$41	Net of tax

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(7)	(b)
Actuarial loss	13	40	(b)(c)
Settlement loss	10	11	(b)

	21	44	Total before tax
	(5)	(11)	Income tax expense

Total reclassifications for the period	$16	$33	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $2 and $1 of actuarial losses related to discontinued operations for the three months ended September 30, 2015 and 2014, respectively, and $4 and $3 of actuarial losses related to discontinued operations for the nine months ended September 30, 2015 and 2014, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments, net of tax(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2015	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

Other comprehensive (loss) income before reclassifications	(238)	(5)	(1)	4	(240)	7	(233)
Amounts reclassified from accumulated other comprehensive loss(c)	—	46	—	—	46	—	46

Net current-period other comprehensive (loss) income	(238)	41	(1)	4	(194)	7	(187)

Ending balance, September 30, 2015	$(216)	$(1,106)	$9	$9	$(1,304)	$30	$(1,274)

(a)
Amounts are net of tax of $53 and $34 as of September 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $200 and $211 as of September 30, 2015 and January 1, 2015, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(7)	(b)
Actuarial loss	22	65	(b)(c)

	19	58	Total before tax
	(4)	(12)	Income tax expense

Total reclassifications for the period	$15	$46	Net of tax

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(7)	(b)
Actuarial loss	15	46	(b)(c)
Settlement loss	10	11	(b)

	23	50	Total before tax
	(5)	(12)	Income tax expense

Total reclassifications for the period	$18	$38	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations (unaudited).

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 10. Employee Benefit Plans."

(c)
Amounts contain approximately $2 and $1 of actuarial losses related to discontinued operations for the three months ended September 30, 2015 and 2014, respectively, and $4 and $3 of actuarial losses related to discontinued operations for the nine months ended September 30, 2015 and 2014, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Antitrust Matters

        We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other alleged co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants (the "Direct Purchasers") since February 1, 2003. On December 13, 2013, we and all other defendants settled the Direct Purchasers litigation and the court approved the settlement. We paid in settlement an amount immaterial to our condensed consolidated financial statements (unaudited).

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

        We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing titanium dioxide. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of 9 states and unjust enrichment claims under the laws of 16 states. The Opt-Out Litigation and Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

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

materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $171 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $126 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $126 million), and we have made no accrual with respect to this matter.

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

EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2015 and 2014, our capital expenditures for EHS matters totaled $92 million and $70 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

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

        Another of these sites, the Star Lake Canal site in Port Neches, Texas, involves a discharge point for manufacturing facilities owned by us and several other local chemical manufacturers. The U.S. Environmental Protection Agency (the "EPA") issued a draft Consent Decree related to cleanup at this site to us and a prior owner in September 2014. The prior owner has an indemnification obligation and has accepted defense of this matter. As of September 30, 2015, we had an accrued liability of approximately $18 million relating to this matter and a corresponding receivable of approximately $18 million relating to our indemnity protection.

        In addition, under the Resource Conservation and Recovery Act ("RCRA") in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of September 30, 2015, we had an accrued liability of approximately $16 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

        In cases where our potential liability arises from historical contamination based on operations and other events occurring prior to our ownership of a business or specific facility, we frequently obtain an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liability. We cannot assure you, however, that the liabilities for all such matters subject to indemnity will be honored by the prior owner or that our existing indemnities will be sufficient to cover our liabilities for such matters. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material effect on our financial statements. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate known contamination sites.

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $54 million and $60 million for environmental liabilities as of September 30, 2015 and December 31, 2014, respectively. Of these amounts, $4 million and $7 million were classified as accrued liabilities in our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, and $50 million and $53 million were classified as other noncurrent liabilities in our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

        On October 1, 2014, the Company completed the Rockwood Acquisition. The properties involved in the transaction are located primarily in China, Finland, Germany, Italy, the United Kingdom and the U.S., and include both owned and leased sites. The existence of soil and groundwater contamination from historical industrial operations is known to exist at some of these new properties. As of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

September 30, 2015 and December 31, 2014, these newly acquired businesses had accrued $16 million and $17 million, respectively, for environmental liabilities (including remediations, investigations, groundwater monitoring, and reclamation obligations associated with landfill operations), which are included within the accrued environmental liabilities disclosed above. Of these amounts, $3 million each was classified as accrued liabilities and $13 million and $14 million were classified as other noncurrent liabilities as of September 30, 2015 and December 31, 2014, respectively. In certain cases, these remediation liabilities may be payable over periods of up to 30 years. Pursuant to the agreements related to the Rockwood Acquisition, Rockwood has agreed to indemnify us for certain environmental matters.

REGULATORY DEVELOPMENTS

        The European Union regulatory framework for chemicals, called "REACH," became effective in 2007 and is designed to be phased in gradually over 11 years. As a REACH-regulated company that manufactures in or imports more than one metric ton per year of a chemical substance into the European Economic Area, we were required to pre-register with the European Chemicals Agency such chemical substances and isolated intermediates to take advantage of the 11 year phase-in period. To meet our compliance obligations, a cross-business REACH team was established, through which we were able to fulfill all required pre-registrations and our first and second phase registrations. While we continue our registration efforts to meet the next registration deadline of May 31, 2018, our REACH implementation team is now strategically focused on the evaluation and authorization phases of the REACH process, directing its efforts to address "Substances of Very High Concern" and evaluating potential business implications. Where warranted, evaluation of substitute chemicals will be an important element of our ongoing manufacturing sustainability efforts. As a chemical manufacturer with global operations, we actively monitor and address analogous regulatory regimes being considered or implemented outside of the European Union, such as in South Korea and Taiwan. The business impact assessment for the first list of priority chemicals in South Korea is ongoing.

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

PORT NECHES FLARING MATTER

        As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

the enforcement initiative to bring similar actions against refiners and other chemical manufacturers. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and conducted field trials on an alternate flare monitoring method beginning in September 2014. We are currently unable to determine the likelihood or magnitude of any potential penalty or injunctive relief that may be incurred in resolving this matter.

15. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of September 30, 2015, we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of September 30, 2015, we had 7 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period; certain performance awards vest over a two-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Huntsman Corporation compensation cost	$4	$6	$21	$22
Huntsman International compensation cost	4	6	20	21

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $5 million and $4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Dividend yield	3.3%	N/A	2.3%	2.4%
Expected volatility	56.7%	N/A	57.9%	60.3%
Risk-free interest rate	1.7%	N/A	1.4%	1.7%
Expected life of stock options granted during the period	5.9 years	N/A	5.9 years	5.7 years

        During the three months ended September 30, 2014, no stock options were granted.

        A summary of stock option activity under the Stock Incentive Plan as of September 30, 2015 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2015	8,781	$14.84
Granted	999	22.32
Exercised	(49)	16.43
Forfeited	(43)	21.20

Outstanding at September 30, 2015	9,688	15.58	5.0	$13

Exercisable at September 30, 2015	7,599	14.06	3.9	13

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2015 was $9.89 per option. As of September 30, 2015, there was $14 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

        The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was approximately nil and $12 million, respectively.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. STOCK-BASED COMPENSATION PLANS (Continued)

        During the first quarter of 2015, we began issuing performance awards to certain employees. The fair value of each performance award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2015, the weighted-average expected volatility rate was 30.0% and the weighted average risk-free interest rate was 0.7%. For the performance awards granted in the nine months ended September 30, 2015, the number of shares earned varies based upon the Company achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer-group for the two-year and three-year performance periods.

        A summary of the status of our nonvested shares as of September 30, 2015 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2015	1,821		$17.37	492	$18.50
Granted	855		23.25	256	22.77
Vested	(779	)(1)	17.30	(259)	17.09
Forfeited	(39)		22.07	(10)	21.27

Nonvested at September 30, 2015	1,858		19.99	479	21.48

(1)
As of September 30, 2015, a total of 393,952 restricted stock units were vested but not yet issued, of which 29,645 vested during the nine months ended September 30, 2015. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment. This table does reflect 29,921 vested restricted stock units for which shares of common stock were issued in 2015.

        As of September 30, 2015, there was $26 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The value of share awards that vested during the nine months ended September 30, 2015 and 2014 was $20 million and $19 million, respectively.

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

        During the three months ended September 30, 2015 and 2014, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits and a corresponding income tax benefit of $5 million, primarily in Asia, and a net increase in unrecognized benefits and a corresponding income tax expense of $4 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $85 million and $39 million for the nine months ended September 30, 2015 and 2014, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax expense of $85 million and $29 million for the nine months ended September 30, 2015 and 2014, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

17. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$55	$188	$93	$368

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$55	$188	$89	$361

Shares (denominator):
Weighted average shares outstanding	244.2	242.6	244.1	241.8
Dilutive securities:
Stock-based awards	2.4	4.1	2.9	3.9

Total weighted average shares outstanding, including dilutive shares	246.6	246.7	247.0	245.7

        Additional stock-based awards of 7.0 million and 1.1 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2015 and 2014, respectively, and additional stock-based awards of 2.7 million and 1.0 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2015 and 2014, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the nine months ended September 30, 2015 and 2014 because the effect would be anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Polyurethanes	$1,017	$1,321	$2,902	$3,831
Performance Products	618	762	1,949	2,360
Advanced Materials	275	310	847	953
Textile Effects	196	221	618	693
Pigments and Additives	543	318	1,707	976
Corporate and eliminations	(11)	(48)	(56)	(186)

Total	$2,638	$2,884	$7,967	$8,627

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$157	$162	$384	$506
Performance Products	119	123	374	332
Advanced Materials	53	51	156	142
Textile Effects	4	3	28	25
Pigments and Additives	(17)	6	(156)	31
Corporate and other(2)	(60)	(52)	(153)	(146)

Subtotal	256	293	633	890
Discontinued Operations(3)	(1)	—	(3)	(9)

Total	255	293	630	881
Interest expense	(49)	(49)	(158)	(148)
Income tax (expense) benefit—continuing operations	(49)	40	(85)	(39)
Income tax benefit (expense)—discontinued operations	1	—	(1)	2
Depreciation and amortization	(103)	(96)	(297)	(335)

Net income attributable to Huntsman Corporation	$55	$188	$89	$361

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

18. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$157	$162	$384	$506
Performance Products	119	123	374	332
Advanced Materials	53	51	156	142
Textile Effects	4	3	28	25
Pigments and Additives	(17)	6	(156)	31
Corporate and other(2)	(61)	(53)	(155)	(148)

Subtotal	255	292	631	888
Discontinued Operations(3)	(1)	—	(3)	(9)

Total	254	292	628	879
Interest expense	(51)	(52)	(165)	(155)
Income tax (expense) benefit—continuing operations	(48)	51	(85)	(29)
Income tax benefit (expense)—discontinued operations	1	—	(1)	2
Depreciation and amortization	(100)	(93)	(287)	(322)

Net income attributable to Huntsman International LLC	$56	$198	$90	$375

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED)

        The following condensed consolidating financial statements (unaudited) present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$89	$1	$340	$—	$430
Restricted cash	—	—	4	—	4
Accounts and notes receivable, net	34	134	1,421	7	1,596
Accounts receivable from affiliates	2,103	4,505	139	(6,399)	348
Inventories	99	359	1,398	(6)	1,850
Prepaid expenses	15	12	61	(16)	72
Deferred income taxes	12	—	65	(18)	59
Other current assets	737	8	196	(741)	200

Total current assets	3,089	5,019	3,624	(7,173)	4,559
Property, plant and equipment, net	463	1,373	2,504	1	4,341
Investment in unconsolidated affiliates	6,103	1,644	259	(7,660)	346
Intangible assets, net	33	3	51	—	87
Goodwill	(14)	82	49	—	117
Deferred income taxes	412	—	424	(412)	424
Notes receivable from affiliates	24	549	—	(573)	—
Other noncurrent assets	140	252	240	(1)	631

Total assets	$10,250	$8,922	$7,151	$(15,818)	$10,505

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52	$219	$760	$6	$1,037
Accounts payable to affiliates	3,658	781	2,017	(6,402)	54
Accrued liabilities	91	848	617	(757)	799
Deferred income taxes	—	51	12	(19)	44
Note payable to affiliate	100	—	—	—	100
Current portion of debt	98	—	60	—	158

Total current liabilities	3,999	1,899	3,466	(7,172)	2,192
Long-term debt	4,316	—	393	—	4,709
Notes payable to affiliates	795	—	579	(572)	802
Deferred income taxes	29	171	43	99	342
Other noncurrent liabilities	156	264	898	(1)	1,317

Total liabilities	9,295	2,334	5,379	(7,646)	9,362
Equity
Huntsman International LLC members' equity
Members' equity	3,187	4,508	3,428	(7,936)	3,187
Accumulated (deficit) income	(958)	619	(546)	(73)	(958)
Accumulated other comprehensive (loss) income	(1,274)	1,446	(1,276)	(170)	(1,274)

Total Huntsman International LLC members' equity	955	6,573	1,606	(8,179)	955
Noncontrolling interests in subsidiaries	—	15	166	7	188

Total equity	955	6,588	1,772	(8,172)	1,143

Total liabilities and equity	$10,250	$8,922	$7,151	$(15,818)	$10,505

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
(LOSS) INCOME (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$270	$674	$1,661	$—	$2,605
Related party sales	62	117	261	(407)	33

Total revenues	332	791	1,922	(407)	2,638
Cost of goods sold	270	598	1,701	(405)	2,164

Gross profit	62	193	221	(2)	474
Selling, general and administrative	44	37	150	—	231
Research and development	13	11	17	—	41
Other operating expense (income)	14	(10)	13	—	17
Restructuring, impairment and plant closing costs	3	1	10	—	14

Operating (loss) income	(12)	154	31	(2)	171
Interest (expense) income	(55)	9	(5)	—	(51)
Equity in income (loss) of investment in affiliates and subsidiaries	101	(7)	—	(94)	—
Loss on early extinguishment of debt	(8)	—	—	—	(8)
Other income (loss)	1	(1)	—	—	—

Income from continuing operations before income taxes	27	155	26	(96)	112
Income tax benefit (expense)	29	(49)	(28)	—	(48)

Income from continuing operations	56	106	(2)	(96)	64
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income	56	106	(2)	(96)	64
Net income attributable to noncontrolling interests	—	—	(5)	(3)	(8)

Net income (loss) attributable to Huntsman International LLC	$56	$106	$(7)	$(99)	$56

Net income	$56	$106	$(2)	$(96)	$64
Other comprehensive loss	(84)	(137)	(93)	228	(86)
Comprehensive income attributable to noncontrolling interests	—	—	(3)	(3)	(6)

Comprehensive loss attributable to Huntsman International LLC	$(28)	$(31)	$(98)	$129	$(28)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
(LOSS) INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$795	$1,911	$5,156	$—	$7,862
Related party sales	201	376	818	(1,290)	105

Total revenues	996	2,287	5,974	(1,290)	7,967
Cost of goods sold	789	1,771	5,220	(1,288)	6,492

Gross profit	207	516	754	(2)	1,475
Selling, general and administrative	128	133	462	—	723
Research and development	35	33	56	—	124
Other operating (income) expense	(15)	(20)	43	—	8
Restructuring, impairment and plant closing costs	4	5	212	—	221

Operating income (loss)	55	365	(19)	(2)	399
Interest (expense) income	(168)	25	(22)	—	(165)
Equity in income (loss) of investment in affiliates and subsidiaries	199	(46)	5	(153)	5
Loss on early extinguishment of debt	(31)	—	—	—	(31)
Other income (loss)	2	(9)	7	(1)	(1)

Income (loss) from continuing operations before income taxes	57	335	(29)	(156)	207
Income tax benefit (expense)	35	(121)	1	—	(85)

Income (loss) from continuing operations	92	214	(28)	(156)	122
Loss from discontinued operations, net of tax	(2)	(1)	(1)	—	(4)

Net income (loss)	90	213	(29)	(156)	118
Net income attributable to noncontrolling interests	—	—	(18)	(10)	(28)

Net income (loss) attributable to Huntsman International LLC	$90	$213	$(47)	$(166)	$90

Net income (loss)	$90	$213	$(29)	$(156)	$118
Other comprehensive (loss) income	(187)	45	(208)	156	(194)
Comprehensive income attributable to noncontrolling interests	—	—	(10)	(11)	(21)

Comprehensive (loss) income attributable to Huntsman International LLC	$(97)	$258	$(247)	$(11)	$(97)

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(104)	$190	$299	$(2)	$383

Investing activities:
Capital expenditures	(51)	(185)	(218)	—	(454)
Cash received from unconsolidated affiliates	—	33	—	—	33
Investment in affiliate	9	1	—	(10)	—
Investment in unconsolidated affiliates	—	(26)	(12)	—	(38)
Acquisition of businesses, net of cash acquired	—	—	(14)	—	(14)
Cash received from purchase price adjustment for business acquired	18	—	—	—	18
Proceeds from sale of businesses/assets	—	—	1	—	1
Increase in receivable from affiliate	(1)	—	—	—	(1)
Cash received from termination of cross-currency interest rate contracts	66	—	—	—	66
Change in restricted cash	—	—	5	—	5

Net cash provided by (used in) investing activities	41	(177)	(238)	(10)	(384)

Financing activities:
Net repayments on overdraft facilities	—	—	(3)	—	(3)
Repayments of short-term debt	—	—	(17)	—	(17)
Borrowings on short-term debt	—	—	11	—	11
Repayments of long-term debt	(544)	—	(50)	—	(594)
Proceeds from issuance of long-term debt	326	—	—	—	326
Repayments of notes payable to affiliate	(50)	—	—	—	(50)
Proceeds from issuance of notes payable from affiliate	195	—	—	—	195
Repayments of notes payable	(23)	—	(1)	—	(24)
Borrowings on notes payable	32	—	1	—	33
Debt issuance costs paid	(8)	—	—	—	(8)
Call premiums related to early extinguishment of debt	(34)	—	—	—	(34)
Contingent consideration paid for business acquired	(4)	—	—	—	(4)
Contribution from parent	—	4	12	(16)	—
Distribution to parent	—	(21)	(11)	32	—
Dividends paid to noncontrolling interests	—	—	—	(6)	(6)
Dividends paid to parent	(92)	(1)	—	1	(92)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	—	—	(1)	1	—

Net cash used in financing activities	(201)	(18)	(59)	12	(266)
Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Decrease in cash and cash equivalents	(264)	(5)	(11)	—	(280)
Cash and cash equivalents at beginning of period	353	6	351	—	710

Cash and cash equivalents at end of period	$89	$1	$340	$—	$430

        During the nine months ended September 30, 2015, we made a noncash capital contribution of approximately $284 million between guarantor and nonguarantor entities and a noncash capital contribution of approximately $123 million between parent and guarantor entities.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (UNAUDITED) (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(50)	$135	$254	$(1)	$338

Investing activities:
Capital expenditures	(50)	(122)	(179)	—	(351)
Cash received from unconsolidated affiliates	—	38	—	—	38
Investment in affiliate	(45)	(10)	—	55	—
Investment in unconsolidated affiliates	—	(25)	(12)	—	(37)
Proceeds from sale of businesses/assets	3	—	12	—	15
Increase in receivable from affiliate	(4)	—	—	—	(4)
Other, net	—	—	(2)	—	(2)

Net cash used in investing activities	(96)	(119)	(181)	55	(341)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1)	—	(1)
Net borrowings on overdraft facilities	—	—	2	—	2
Repayments of short-term debt	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	10	—	10
Repayments of long-term debt	(13)	—	(29)	—	(42)
Proceeds from issuance of long-term debt	204	—	—	—	204
Repayments of notes payable to affiliate	(65)	—	—	—	(65)
Repayments of notes payable	(24)	—	(1)	—	(25)
Borrowings on notes payable	31	—	1	—	32
Debt issuance costs paid	(39)	—	—	—	(39)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Dividend paid to noncontrolling interests	—	—	(4)	—	(4)
Contribution from parent	—	10	70	(80)	—
Distribution to parent	—	(25)	—	25	—
Dividends paid to parent	(91)	(1)	—	1	(91)
Cash received for a noncontrolling interest of a subsidiary	—	—	5	—	5
Other, net	—	—	2	—	2

Net cash (used in) provided by financing activities	(3)	(16)	47	(54)	(26)
Effect of exchange rate changes on cash	—	—	(6)	—	(6)

(Decrease) increase in cash and cash equivalents	(149)	—	114	—	(35)
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$159	$—	$321	$—	$480

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

        All forward-looking statements, including without limitation management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

Business

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects, and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the nine months ended September 30, 2015 and 2014 were $7,967 million and $8,627 million, respectively.

RECENT DEVELOPMENTS

Share Repurchase Program

        On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. Repurchases under this program may be made through open market transactions, in privately negotiated transactions, accelerated share repurchase programs or by other means. The timing and actual number of any shares repurchased will depend on a variety of factors, including market conditions. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. During the nine months ended September 30, 2015, we did not repurchase any shares of our outstanding common stock under the authorized repurchase program. We intend to begin repurchasing shares under this program beginning in the fourth quarter of 2015.

OUTLOOK

        We continue to focus on improvement of our core businesses. In addition, we have announced strategic priorities of free cash flow generation, with reductions in planned capital expenditures and our restructuring initiatives, and the separation of our Pigments and Additives segment.

        Our earnings are subject to fluctuations due to exchange rate movements. Our revenues and expenses are denominated in various currencies, including the primary European currencies which have recently been volatile, while our reporting currency is the U.S. dollar. Generally, a decline in the value of the Euro relative to the U.S. dollar will reduce the reported profitability of our Polyurethanes, Performance Products, Advanced Materials and Pigments and Additives segments. A decline in the value of the Pound Sterling relative to the U.S. dollar will increase the reported profitability of our Pigments and Additives segment and an increase in the value of the Swiss Franc relative to the U.S. dollar will reduce the reported profitability of our Advanced Materials and Textile Effects segments. We are also exposed to other foreign currencies including the Chinese Renminbi, the Indian Rupiah, the Brazilian Real, the Malaysian Ringgit and the Thai Baht. In general, a decline in the value of these currencies as compared to the U.S. dollar will reduce our reported profitability. We estimate a negative adjusted EBITDA impact from changes in exchange rates of approximately $43 million and $113 million during the third quarter and first nine months of 2015 compared to the same periods in 2014, respectively.

        The following is a summary of the key trends expected to impact our business segments:

Polyurethanes:

  •
  Fourth quarter 2015 seasonal slowdown in MDI demand offset by improved differentiated margins

  •
  2016 improving demand

  •
  Fourth quarter 2015 reduction in PO/MTBE margins

Performance Products:

  •
  Stable supply/demand for amines

  •
  Favorable downstream product margins

  •
  2016 benefit of growth projects, such as ethylene oxide expansion in the U.S. and polyetheramines expansion in Singapore

  •
  Lower oil prices reduce U.S. Gulf Coast cost advantage

  •
  Fourth quarter 2015 seasonal slowdown in demand

Advanced Materials:

  •
  Strong aerospace market more than one-third of earnings

  •
  Fourth quarter 2015 seasonal slowdown in demand

Textile Effects:

  •
  Selective growth above underlying market demand

  •
  Progressive environmental regulations impacting raw material costs

Pigments and Additives:

  •
  More than $100 million of incremental synergy and restructuring savings

  •
  Fourth quarter 2015 seasonal slowdown in demand

  •
  Challenging titanium dioxide business conditions

        In 2016, we expect to spend approximately $450 million on capital expenditures, net of reimbursements.

        We expect our full year 2015 tax rate to be approximately 43% and our full year adjusted effective tax rate to be approximately 30%. We believe our long-term effective income tax rate will be approximately 30%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the unaudited condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2015	2014		2015	2014
Revenues	$2,638	$2,884	(9)%	$7,967	$8,627	(8)%
Cost of goods sold	2,165	2,369	(9)%	6,495	7,157	(9)%

Gross profit	473	515	(8)%	1,472	1,470	—
Operating expenses	290	274	6%	859	811	6%
Restructuring, impairment and plant closing costs	14	39	(64)%	221	91	143%

Operating income	169	202	(16)%	392	568	(31)%
Interest expense	(49)	(49)	—	(158)	(148)	7%
Equity in income of investment in unconsolidated affiliates	—	2	NM	5	6	(17)%
Loss on early extinguishment of debt	(8)	—	NM	(31)	—	NM
Other expense	—	(1)	NM	(2)	—	NM

Income from continuing operations before income taxes	112	154	(27)%	206	426	(52)%
Income tax (expense) benefit	(49)	40	NM	(85)	(39)	118%

Income from continuing operations	63	194	(68)%	121	387	(69)%
Loss from discontinued operations, net of tax	—	—	—	(4)	(7)	(43)%

Net income	63	194	(68)%	117	380	(69)%
Net income attributable to noncontrolling interests	(8)	(6)	33%	(28)	(19)	47%

Net income attributable to Huntsman Corporation	55	188	(71)%	89	361	(75)%
Interest expense	49	49	—	158	148	7%
Income tax expense (benefit) from continuing operations	49	(40)	NM	85	39	118%
Income tax (benefit) expense—discontinued operations	(1)	—	NM	1	(2)	NM
Depreciation and amortization	103	96	7%	297	335	(11)%

EBITDA(1)	$255	$293	(13)%	$630	$881	(28)%

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$255	$293	$630	$881
Acquisition and integration expenses and purchase accounting adjustments	10	10	31	27
EBITDA from discontinued operations	1	—	3	9
Loss (gain) on disposition of businesses/assets	—	—	1	(2)
Loss on early extinguishment of debt	8	—	31	—
Certain legal settlements and related expenses	1	1	3	3
Amortization of pension and postretirement actuarial losses	19	12	56	37
Plant incident remediation costs	3	—	3	—
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	1	16	16	18
Performance Products	1	4	2	27
Advanced Materials	1	5	7	10
Textile Effects	4	11	17	25
Pigments and Additives	5	—	175	3
Corporate and other	2	4	6	10

Total restructuring, impairment and plant closing and transition costs(3)	14	40	223	93

Adjusted EBITDA(1)	$311	$356	$981	$1,048

Net cash provided by operating activities			$387	$343	13%
Net cash used in investing activities			(383)	(337)	14%
Net cash (used in) provided by financing activities			(418)	62	NM
Capital expenditures			(454)	(351)	29%

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2015	2014		2015	2014
Revenues	$2,638	$2,884	(9)%	$7,967	$8,627	(8)%
Cost of goods sold	2,164	2,368	(9)%	6,492	7,150	(9)%

Gross profit	474	516	(8)%	1,475	1,477	—
Operating expenses	289	273	6%	855	807	6%
Restructuring, impairment and plant closing costs	14	39	(64)%	221	91	143%

Operating income	171	204	(16)%	399	579	(31)%
Interest expense	(51)	(52)	(2)%	(165)	(155)	6%
Equity in income of investment in unconsolidated affiliates	—	2	NM	5	6	(17)%
Loss on early extinguishment of debt	(8)	—	NM	(31)	—	NM
Other expense	—	(1)	NM	(1)	—	NM

Income from continuing operations before income taxes	112	153	(27)%	207	430	(52)%
Income tax (expense) benefit	(48)	51	NM	(85)	(29)	193%

Income from continuing operations	64	204	(69)%	122	401	(70)%
Loss from discontinued operations, net of tax	—	—	—	(4)	(7)	(43)%

Net income	64	204	(69)%	118	394	(70)%
Net income attributable to noncontrolling interests	(8)	(6)	33%	(28)	(19)	47%

Net income attributable to Huntsman International LLC	56	198	(72)%	90	375	(76)%
Interest expense	51	52	(2)%	165	155	6%
Income tax expense (benefit) from continuing operations	48	(51)	NM	85	29	193%
Income tax (benefit) expense—discontinued operations	(1)	—	NM	1	(2)	NM
Depreciation and amortization	100	93	8%	287	322	(11)%

EBITDA(1)	$254	$292	(13)%	$628	$879	(29)%

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$254	$292	$628	$879
Acquisition and integration expenses and purchase accounting adjustments	10	10	31	27
EBITDA from discontinued operations	1	—	3	9
Loss (gain) on disposition of businesses/assets	—	—	1	(2)
Loss on early extinguishment of debt	8	—	31	—
Certain legal settlements and related expenses	1	1	3	3
Amortization of pension and postretirement actuarial losses	21	14	62	43
Plant incident remediation costs	3	—	3	—
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	1	16	16	18
Performance Products	1	4	2	27
Advanced Materials	1	5	7	10
Textile Effects	4	11	17	25
Pigments and Additives	5	—	175	3
Corporate and other	2	4	6	10

Total restructuring, impairment and plant closing and transition costs(3)	14	40	223	93

Adjusted EBITDA(1)	$312	$357	$985	$1,052

Net cash provided by operating activities			$383	$338	13%
Net cash used in investing activities			(384)	(341)	13%
Net cash used in financing activities			(266)	(26)	923%
Capital expenditures			(454)	(351)	29%

Huntsman Corporation

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman Corporation	$55	$188	$89	$361
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(2) each for the three months ended and $(7) and $(6) for the nine months ended, respectively	8	8	24	21
Impact of certain foreign tax credit elections	—	(94)	—	(94)
Loss from discontinued operations, net of tax of $(1) and nil for the three months ended, respectively, and $1 and $(2) for the nine months ended, respectively	—	—	4	7
Loss (gain) on disposition of businesses/assets, net of tax of nil each for the three months ended and nil and $1 for the nine months ended, respectively	—	—	1	(1)
Loss on early extinguishment of debt, net of tax of $(3) and nil for the three months ended, respectively, and $(11) and nil for the nine months ended, respectively	5	—	20	—
Certain legal settlements and related expenses, net of tax of nil each for the three months ended and $(1) and nil for the nine months ended, respectively	1	1	2	3
Amortization of pension and postretirement actuarial losses, net of tax of $(4) and $(2) for the three months ended, respectively, and $(14) and $(10) for the nine months ended, respectively	15	10	42	27
Plant incident remediation costs, net of tax of $(1) and nil for the three months ended, respectively, and $(1) and nil for the nine months ended, respectively	2	—	2	—
Restructuring, impairment and plant closing and transition costs(3), net of tax of $15 and $(6) for the three months ended, respectively, and $(39) and $(20) for the nine months ended, respectively	29	34	184	73

Adjusted net income(2)	$115	$147	$368	$397

Weighted average shares-basic	244.2	242.6	244.1	241.8
Weighted average shares-diluted	246.6	246.7	247.0	245.7
Weighted average shares for adjusted income per share-diluted	246.6	246.7	247.0	245.7
Net income per share:
Basic	$0.23	$0.77	$0.36	$1.49
Diluted	0.22	0.76	0.36	1.47
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$0.47	$0.61	$1.51	$1.64
Diluted	0.47	0.60	1.49	1.62
Capital expenditures, net of reimbursements(4)			(443)	(349)

Huntsman International

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman International	$56	$198	$90	$375
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(2) each for the three months ended and $(7) and $(6) for the nine months ended, respectively	8	8	24	21
Impact of certain foreign tax credit elections	—	(105)	—	(105)
Loss from discontinued operations, net of tax of $(1) and nil for the three months ended, respectively, and $1 and $(2) for the nine months ended, respectively	—	—	4	7
Loss (gain) on disposition of businesses/assets, net of tax of nil each for the three months ended and nil and $1 for the nine months ended, respectively	—	—	1	(1)
Loss on early extinguishment of debt, net of tax of $(3) and nil for the three months ended, respectively, and $(11) and nil for the nine months ended, respectively	5	—	20	—
Certain legal settlements and related expenses, net of tax of nil each for the three months ended and $(1) and nil for the nine months ended, respectively	1	1	2	3
Amortization of pension and postretirement actuarial losses, net of tax of $(4) and $(2) for the three months ended, respectively, and $(14) and $(10) for the nine months ended, respectively	17	12	48	33
Plant incident remediation costs, net of tax of $(1) and nil for the three months ended, respectively, and $(1) and nil for the nine months ended, respectively	2	—	2	—
Restructuring, impairment and plant closing and transition costs(3), net of tax of $15 and $(6) for the three months ended, respectively, and $(39) and $(20) for the nine months ended, respectively	29	34	184	73

Adjusted net income(2)	$118	$148	$375	$406

Capital expenditures, net of reimbursements(4)			$(443)	$(349)

NM—Not Meaningful

(1)
Our management uses EBITDA and adjusted EBITDA to assess financial performance. EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition and integration expenses and purchase accounting adjustments; (b) EBITDA from discontinued operations; (c) loss (gain) on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) plant incident remediation costs; and (h) restructuring, impairment and plant closing and transition costs.

  EBITDA and adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies. There are material limitations associated with our use of these measures because they do not reflect overall financial performance, including the effects of interest, income taxes, depreciation and amortization. Our management compensates for the limitations of these measures by using them as a supplement to GAAP results.

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) impact of certain foreign tax credit elections; (c) loss from discontinued operations; (d) loss (gain) on disposition of businesses/assets; (e) loss on early extinguishment of debt; (f) certain legal settlements and related expenses; (g) amortization of pension and postretirement actuarial losses; (h) plant incident remediation costs; and (i) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

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

(4)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the nine months ended September 30, 2015 and 2014, capital expenditures of $454 million and $351 million, respectively, were reimbursed in part by $11 million and $2 million, respectively.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

        For the three months ended September 30, 2015, net income attributable to Huntsman Corporation was $55 million on revenues of $2,638 million, compared with net income attributable to Huntsman Corporation of $188 million on revenues of $2,884 million for the same period of 2014. For the three months ended September 30, 2015, net income attributable to Huntsman International was $56 million on revenues of $2,638 million, compared with net income attributable to Huntsman International of $198 million on revenues of $2,884 million for the same period of 2014. The decrease of $133 million in net income attributable to Huntsman Corporation and the decrease of $142 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended September 30, 2015 decreased by $246 million, or 9%, as compared with the 2014 period. The decrease was due principally to lower sales volumes in all our segments, except for our Polyurethanes and Performance Products segment, and lower average selling prices in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2015 decreased by $42 million each, or 8% each, as compared with the 2014 period. The decrease resulted from lower gross margins in our Polyurethanes, Performance Products and Textile Effects segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2015 increased by $16 million each, or 6% each, as compared with the 2014 period, primarily related to the consolidated expenses of the acquired Rockwood businesses, partially offset by lower foreign currency losses.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2015 decreased to $14 million from $39 million in the 2014 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our interest expense for the three months ended September 30, 2015 remained unchanged as compared with the 2014 period and the interest expense of Huntsman International for the three months ended September 30, 2015 decreased by $1 million, or 2%, as compared with the 2014 period. The insignificant change in interest expense was due primarily to the redemption of the remainder of our 2021 Senior Subordinated Notes offset by increased borrowings related to the Rockwood Acquisition.

  •
  Loss on early extinguishment of debt for the three months ended September 30, 2015 increased to $8 million from nil in the 2014 period. During the three months ended September 30, 2015, we recorded a loss on early extinguishment of debt of $7 million related to the redemption of the remainder of our 2021 Senior Subordinated Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense for the three months ended September 30, 2015 increased to an income tax expense of $49 million from an income tax benefit of $40 million in the 2014 period. The income tax expense of Huntsman International for the three months ended September 30, 2015 increased to an income tax expense of $48 million from an income tax benefit of $51 million in the 2014 period. The increase in income tax expense is primarily due to the benefit in 2014 of utilizing U.S. foreign tax credits which had been subject to a valuation allowance. Excluding the impact of the U.S. foreign tax credits, our income tax expense decreased by $5 million and the income tax expense of Huntsman International decreased by $6 million, as compared with the same period in 2014. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Three months ended September 30,
			Percent Change Favorable (Unfavorable)
	2015	2014
Revenues
Polyurethanes	$1,017	$1,321	(23)%
Performance Products	618	762	(19)%
Advanced Materials	275	310	(11)%
Textile Effects	196	221	(11)%
Pigments and Additives	543	318	71%
Corporate and eliminations	(11)	(48)	77%

Total	$2,638	$2,884	(9)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$157	$162	(3)%
Performance Products	119	123	(3)%
Advanced Materials	53	51	4%
Textile Effects	4	3	33%
Pigments and Additives	(17)	6	NM
Corporate and other	(60)	(52)	(15)%

Subtotal	256	293	(13)%
Discontinued Operations	(1)	—	NM

Total	$255	$293	(13)%

Huntsman International
Segment EBITDA
Polyurethanes	$157	$162	(3)%
Performance Products	119	123	(3)%
Advanced Materials	53	51	4%
Textile Effects	4	3	33%
Pigments and Additives	(17)	6	NM
Corporate and other	(61)	(53)	(15)%

Subtotal	255	292	(13)%
Discontinued Operations	(1)	—	NM

Total	$254	$292	(13)%

  NM—Not meaningful

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Three months ended September 30, 2015 vs 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other(3)	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(13)%	(5)%	(7)%	2%
Performance Products	(10)%	(5)%	(5)%	1%
Advanced Materials	2%	(9)%	(2)%	(2)%
Textile Effects	(1)%	(7)%	1%	(4)%
Pigments and Additives	(12)%	(8)%	98%	(7)%
Total Company	(9)%	(6)%	5%	1%

	Three months ended September 30, 2015 vs June 30, 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(3)%	—	(12)%	17%
Performance Products	(3)%	—	(3)%	(2)%
Advanced Materials	1%	—	(1)%	(2)%
Textile Effects	(1)%	(1)%	1%	(8)%
Pigments and Additives	(1)%	1%	(1)%	(7)%
Total Company	(2)%	—	(7)%	5%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

(3)
Includes full revenue impact from the Rockwood Acquisition.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended September 30, 2015 compared to the same period of 2014 was primarily due lower average selling prices, offset in part by higher sales volumes. MDI average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. PO/MTBE average selling prices decreased in line with lower pricing for high octane gasoline. PO/MTBE sales volumes increased primarily as a result of not experiencing an unplanned manufacturing disruption at our Port Neches, Texas facility as we did in the third quarter of 2014. MDI sales volumes decreased due to lower demand in the Asian and Americas regions, offset in part by growth in the European region. The decrease in segment EBITDA was primarily due to the foreign currency exchange impact of a stronger U.S. dollar against major European currencies and lower MDI sales volumes, partially offset by higher MDI margins and lower restructuring, impairment and plant closing costs. During the three months ended September 30, 2015 and 2014, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $1 million and $16 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended September 30, 2015 compared to the same period of 2014 was primarily due to lower average selling prices, offset in part by higher sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes increased primarily due to higher sales volumes of ethylene oxide intermediates. The decrease in segment EBITDA was primarily due to lower margins in our upstream intermediate business, offset in part by higher margins in our amines and maleic anhydride businesses. During the three months ended September 30, 2015 and 2014, our Performance Products segment recorded restructuring, impairment and plant closing costs of $1 million and $4 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2015 compared to the same period of 2014 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to the de-selection of certain business, customer destocking and competitive pressure. Average selling prices increased on a local currency basis in the Americas region due to certain price increase initiatives and our focus on higher value markets; overall this was more than offset by the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing costs. During the three months ended September 30, 2015 and 2014, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $1 million and $5 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended September 30, 2015 compared to the same period of 2014 was due to lower average selling prices and lower sales volumes. Average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to the de-selection of certain less profitable business and challenging market conditions. The increase in segment EBITDA was primarily due to higher margins from our focus on higher value business and lower fixed costs and lower restructuring, impairment and plant closing and transition costs. During the three months ended September 30, 2015 and 2014, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $4 million and $11 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments and Additives

        The increase in revenues in our Pigments and Additives segment for three months ended September 30, 2015 compared to the same period in 2014 was primarily due to the impact of the Rockwood Acquisition. Other than the impact of the Rockwood Acquisition, average selling prices decreased primarily as a result of high titanium dioxide industry inventory levels and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes decreased primarily as a result of lower end-use demand and the impact of a nitrogen tank explosion owned and operated by a third party at our Uerdingen, Germany facility, which disrupted our manufacturing. The decrease in segment EBITDA was primarily due to lower contribution margin for titanium dioxide, higher acquisition expenses and integration costs, higher restructuring, impairment and plant closing costs and the negative impact from the manufacturing disruption at our Uerdingen, Germany facility. The total impact from the manufacturing disruption was approximately $8 million—approximately $5 million related to lost sales volumes and unabsorbed fixed costs and approximately $3 million related to clean up costs. During the three months ended September 30, 2015 and 2014, our Pigments and Additives segment recorded acquisition expenses and integration costs of $9 million and $6 million, respectively. During the three months ended September 30, 2015 and 2014, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $5 million and nil, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2015, EBITDA from Corporate and other for Huntsman Corporation decreased by $8 million to a loss of $60 million from a loss of $52 million for the same period in 2014. For the three months ended September 30, 2015, EBITDA from Corporate and other for Huntsman International decreased by $8 million to a loss of $61 million from a loss of $53 million for the same period in 2014. The decrease in EBITDA from Corporate and other resulted primarily from an $8 million decrease in EBITDA from benzene sales ($4 million of loss in 2015 compared to $4 million of income in 2014), a $4 million increase in unallocated foreign currency exchange loss ($10 million of loss in 2015 compared to $6 million of loss in 2014), and a $8 million increase in loss on early extinguishment of debt ($8 million of loss in 2015 compared to nil in 2014). For more information regarding the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA was partially offset by a $6 million decrease in unallocated corporate overhead ($40 million of expense in 2015 compared to $46 million of expense in 2014), a $1 million increase in LIFO inventory valuation income ($1 million of income in 2015 compared to nil in 2014), and a $2 million decrease in restructuring, impairment and plant closing costs ($2 million of expense in 2015 compared to $4 million of expense in 2014). For more information concerning restructuring activities, see "Note 6. Restructuring Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

        For the nine months ended September 30, 2015, net income attributable to Huntsman Corporation was $89 million on revenues of $7,967 million, compared with net income attributable to Huntsman Corporation of $361 million on revenues of $8,627 million for the same period of 2014. For the nine months ended September 30, 2015, net income attributable to Huntsman International was $90 million on revenues of $7,967 million, compared with net income attributable to Huntsman International of $375 million on revenues of $8,627 million for the same period of 2014. The decrease of $272 million in net income attributable to Huntsman Corporation and the decrease of $285 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2015 decreased by $660 million, or 8%, as compared with the 2014 period. The decrease was due principally to lower sales volumes in all our segments and lower average selling prices in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2015 remained relatively unchanged as compared with the 2014 period. The impact on gross profit resulted from higher gross margins in our Performance Products, Advanced Materials and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2015 increased by $48 million each, or 6% each, as compared with the 2014 period, primarily related to the consolidated expenses of the acquired Rockwood businesses, partially offset by lower foreign currency losses.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2015 increased to $221 million from $91 million in the 2014 period. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  Our interest expense and the interest expense of Huntsman International for the nine months ended September 30, 2015 increased by $10 million each, or 7% and 6%, respectively, as compared with the 2014 period. The increase was due primarily to increased borrowings related to the Rockwood Acquisition.

  •
  Loss on early extinguishment of debt for the nine months ended September 30, 2015 increased to $31 million from nil in the 2014 period. During the nine months ended September 30, 2015, we recorded a loss on early extinguishment of debt of $30 million related to the redemption of our 2021 Senior Subordinated Notes. For more information, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited).

  •
  Our income tax expense for the nine months ended September 30, 2015 increased to an income tax expense of $85 million from an income tax expense of $39 million in the 2014 period. The income tax expense of Huntsman International for the nine months ended September 30, 2015 increased to an income tax expense of $85 million from an income tax expense of $29 million in the 2014 period. The increase in income tax expense is primarily due to the benefit in 2014 of utilizing U.S. foreign tax credits which had been subject to a valuation allowance. Excluding the impact of the U.S. foreign tax credits, our income tax expense and the income tax expense of Huntsman International decreased by $48 million and $49 million, respectively, as compared with the same period in 2014, primarily due to lower pre-tax income. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 16. Income Taxes" to our condensed consolidated financial statements (unaudited).

Segment Analysis

	Nine months ended September 30,
			Percent Change Favorable (Unfavorable)
	2015	2014
Revenues
Polyurethanes	$2,902	$3,831	(24)%
Performance Products	1,949	2,360	(17)%
Advanced Materials	847	953	(11)%
Textile Effects	618	693	(11)%
Pigments and Additives	1,707	976	75%
Corporate and eliminations	(56)	(186)	70%

Total	$7,967	$8,627	(8)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$384	$506	(24)%
Performance Products	374	332	13%
Advanced Materials	156	142	10%
Textile Effects	28	25	12%
Pigments and Additives	(156)	31	NM
Corporate and other	(153)	(146)	(5)%

Subtotal	633	890	(29)%
Discontinued Operations	(3)	(9)	67%

Total	$630	$881	(28)%

Huntsman International
Segment EBITDA
Polyurethanes	$384	$506	(24)%
Performance Products	374	332	13%
Advanced Materials	156	142	10%
Textile Effects	28	25	12%
Pigments and Additives	(156)	31	NM
Corporate and other	(155)	(148)	(5)%

Subtotal	631	888	(29)%
Discontinued Operations	(3)	(9)	67%

Total	$628	$879	(29)%

NM—Not meaningful

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 18. Operating Segment Information" to our condensed consolidated financial statements (unaudited).

	Nine months ended September 30, 2015 vs 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other(3)	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(9)%	(6)%	3%	(12)%
Performance Products	(6)%	(5)%	(2)%	(4)%
Advanced Materials	3%	(9)%	(1)%	(4)%
Textile Effects	(1)%	(6)%	4%	(8)%
Pigments and Additives	(9)%	(9)%	100%	(7)%
Total Company	(6)%	(7)%	13%	(8)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

(3)
Includes full revenue impact from the Rockwood Acquisition.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the nine months ended September 30, 2015 compared to the same period of 2014 was primarily due to a planned maintenance outage at our PO/MTBE facility in Port Neches, Texas that commenced in the first quarter of 2015 and extended into the second quarter of 2015. PO/MTBE sales volumes decreased due to the planned maintenance outage at our PO/MTBE facility in Port Neches, Texas. MDI sales volumes decreased due to a decrease in demand in the Asian region across most major markets. PO/MTBE average selling prices decreased following lower pricing for high octane gasoline. MDI average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was due to lower PO/MTBE earnings, partially offset by lower restructuring, impairment and plant closing costs. We estimate the reduction to segment EBITDA resulting from the planned PO/MTBE maintenance outage to be approximately $90 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015 and 2014, our Polyurethanes segment recorded restructuring, impairment and plant closing costs of $16 million and $18 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Performance Products

        The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2015 compared to the same period of 2014 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes decreased primarily due to the sale of our European commodity surfactants business in the second quarter of 2014. The increase in segment EBITDA was primarily due to higher margins, resulting from lower raw material costs, and lower restructuring, impairment and plant closing costs, offset in part by lower sales volumes. During the nine months ended September 30, 2015 and 2014, our Performance Products segment recorded restructuring, impairment and plant closing costs of $2 million and $27 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2015 compared to the same period of 2014 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to the de-selection of certain business, customer destocking and competitive pressure. Average selling prices increased on a local currency basis in the Americas and Asia Pacific regions due to certain price increase initiatives and our focus on higher value markets; overall this was more than offset by the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. The increase in segment EBITDA was primarily due to higher margins, resulting from lower raw material costs, and our focus on higher value business as well as lower fixed costs. During the nine months ended September 30, 2015 and 2014, our Advanced Materials segment recorded restructuring, impairment and plant closing costs of $7 million and $10 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Textile Effects

        The decrease in revenues in our Textile Effects segment for the nine months ended September 30, 2015 compared to the same period of 2014 was due to lower average selling prices and lower sales volumes. Average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to the de-selection of certain less profitable business and challenging market conditions. The increase in segment EBITDA was primarily due to higher margins from our focus on higher value business and lower fixed costs and lower restructuring, impairment and plant closing and transition costs. During the nine months ended September 30, 2015 and 2014, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $17 million and $25 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Pigments and Additives

        The increase in revenues in our Pigments and Additives segment for nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the impact of the Rockwood Acquisition. Other than the impact of the Rockwood Acquisition, average selling prices decreased primarily as a result of high titanium dioxide industry inventory levels and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes decreased primarily as a result of lower end-use demand and the impact of a nitrogen tank explosion owned and operated by a third party at our Uerdingen, Germany facility, which disrupted our manufacturing. The decrease in segment EBITDA was primarily due to lower contribution margin for titanium dioxide, higher acquisition expenses and integration costs, higher restructuring, impairment and plant closing costs and the negative impact from the manufacturing disruption at our Uerdingen, Germany facility. The total impact from the manufacturing disruption was approximately $8 million—approximately $5 million related to lost sales volumes and unabsorbed fixed costs and approximately $3 million related to clean up costs. During the nine months ended September 30, 2015 and 2014, our Pigments and Additives segment recorded acquisition expenses and integration costs of $25 million and $18 million, respectively. During the nine months ended September 30, 2015 and 2014, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $175 million and $3 million, respectively. For more information concerning restructuring activities, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2015, EBITDA from Corporate and other for Huntsman Corporation decreased by $7 million to a loss of $153 million from a loss of $146 million for the same period in 2014. For the nine months ended September 30, 2015, EBITDA from Corporate and other for Huntsman International decreased by $7 million to a loss of $155 million from a loss of $148 million for the same period in 2014. The decrease in EBITDA from Corporate and other resulted primarily from a $16 million decrease in EBITDA from benzene sales ($8 million of loss in 2015 compared to $8 million of income in 2014), a $5 million increase in unallocated foreign currency exchange loss ($11 million of loss in 2015 compared to $6 million of loss in 2014), and a $31 million increase in loss on early extinguishment of debt ($31 million loss in 2015 compared to nil in 2014). For more information concerning the loss on early extinguishment of debt, see "Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements (unaudited). The decrease in EBITDA was partially offset by a $9 million decrease in unallocated corporate overhead ($130 million of expense in 2015 compared to $139 million of expense in 2014), a $30 million increase in LIFO inventory valuation income ($25 million of income in 2015 compared to $5 million of expense in 2014), and a $4 million decrease in restructuring, impairment and plant closing costs ($6 million expense in 2015 compared to $10 million expense in 2014). For more information concerning restructuring activities, see "Note 6. Restructuring Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

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

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2015 and 2014 was $387 million and $343 million, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 2015 compared with the same period in 2014 was primarily attributable to a $262 million favorable variance in operating assets and liabilities for the nine months ended September 30, 2015 as compared with the same period of 2014, despite an increase of $92 million in other noncurrent assets, primarily attributable to turnaround costs, offset in part by a decrease in operating income as described in "—Results of Operations" above.

        Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $383 million and $337 million, respectively. During the nine months ended September 30, 2015 and 2014, we paid $454 million and $351 million, respectively, for capital expenditures. During the nine months ended September 30, 2015 and 2014, we paid $14 million and nil, respectively, for the acquisition of businesses and we received proceeds from a purchase price adjustment of $18 million and nil, respectively, related to the Rockwood Acquisition. For further information, see "Note 3. Business Combinations" to our condensed consolidated financial statements (unaudited). During the nine months ended September 30, 2015 and 2014, we made investments in Louisiana Pigment Company, L.P. of $26 million and $25 million, respectively, in Nanjing Jinling Huntsman New Materials Co., Ltd. of nil and $12 million, respectively, and in our BASF Huntsman Shanghai Isocyanate Investment B.V. joint venture of $12 million and nil, respectively, and we received dividends from Louisiana Pigment Company, L.P. of $33 million and $38 million, respectively. During the nine months ended September 30, 2015 and 2014, we received $1 million and $15 million, respectively, from the sale of businesses and assets. During the nine months ended September 30, 2015 and 2014, we received $66 million and nil, respectively, from the termination of cross-currency interest rate contracts.

        Net cash (used in) provided by financing activities for the nine months ended September 30, 2015 and 2014 was $(418) million and $62 million, respectively. The increase in net cash used in financing activities was primarily due to an increase in repayments of long-term debt, partially offset by an increase in proceeds from the issuance of long-term debt during the 2015 period as compared to the 2014 period. On March 31, 2015, we issued €300 million (approximately $326 million) aggregate principal amount of 2025 Senior Notes. On April 17, 2015, we used the net proceeds of this offering to redeem $289 million ($294 million carrying value) of our 2021 Senior Subordinated Notes and redeemed the remaining $195 million ($198 million carrying value) of our 2021 Senior Subordinated Notes during the third quarter of 2015.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2015	December 31, 2014	(Decrease) Increase	Percent Change
Cash and cash equivalents	$433	$860	$(427)	(50)%
Restricted cash	4	10	(6)	(60)%
Accounts and notes receivable, net	1,632	1,707	(75)	(4)%
Inventories	1,850	2,025	(175)	(9)%
Prepaid expenses	73	62	11	18%
Deferred income taxes	59	62	(3)	(5)%
Other current assets	200	313	(113)	(36)%

Total current assets	4,251	5,039	(788)	(16)%
Accounts payable	1,068	1,275	(207)	(16)%
Accrued liabilities	795	739	56	8%
Deferred income taxes	44	51	(7)	(14)%
Current portion of debt	158	267	(109)	(41)%

Total current liabilities	2,065	2,332	(267)	(11)%

Working capital	$2,186	$2,707	$(521)	(19)%

        Our working capital decreased by $521 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $427 million resulted from the matters identified on our condensed consolidated statements of cash flows (unaudited).

  •
  Accounts and notes receivable decreased by $75 million mainly due to lower revenues in the three months ended September 30, 2015 compared to the three months ended December 31, 2014.

  •
  Inventories decreased by $175 million mainly due to lower raw material costs and the appreciation in value of the U.S. dollar.

  •
  Other current assets decreased by $113 million mainly due to the termination and settlement of certain cross-currency interest rate contracts during the first quarter of 2015 and decreases in income taxes receivable.

  •
  The decrease in accounts payable of $207 million was primarily due to lower purchases consistent with the lower inventory balances noted above.

  •
  Current portion of debt decreased by $109 million primarily due to the reclassification of loan commitments of Arabian Amines Company, our 50%-owned joint venture, as long-term debt upon becoming compliant with certain financial covenants.

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

Senior Credit Facilities

        As of September 30, 2015, our Senior Credit Facilities consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2, our 2015 Extended Term Loan B, our 2014 Term Loan, and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Carrying Value	Interest Rate(4)	Maturity
Revolving Facility(1)	$625	$—	$—	USD LIBOR plus 2.50%	2017
Extended Term Loan B	NA	312	312	USD LIBOR plus 2.50%	2017
Extended Term Loan B—Series 2	NA	192	192	USD LIBOR plus 3.00%	2017
2015 Extended Term Loan B(2)	NA	773	773	USD LIBOR plus 3.00%	2019
2014 Term Loan(3)	NA	1,191	1,181	USD LIBOR plus 3.00%	2021
Term Loan C	NA	50	49	USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
On August 10, 2015, we entered into the Credit Agreement. The Amendment extends the stated maturity date of $773 million aggregate principal amount of our Extended Term Loan B and Extended Term Loan B—Series 2 from April 19, 2017 to April 19, 2019 and increases the interest rate margin with respect to the 2015 Extended Term Loan B to LIBOR plus 3.00%.

(3)
The 2014 Term Loan is subject to a 0.75% LIBOR floor.

(4)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2015, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

        Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

A/R Programs

        Our A/R Programs are structured so that we transfer certain of our trade receivables to the U.S. SPE and the EU SPE in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of September 30, 2015 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	March 2018	$250	$90(3)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225 (approximately $251)	€114 (approximately $127)	Applicable rate plus 1.10%

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

(3)
As of September 30, 2015, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        During the three months ended March 31, 2015, we entered into amendments to our A/R Programs that, among other things, extend the scheduled commitment termination dates and reduce the applicable borrowing margins. As of September 30, 2015 and December 31, 2014, $463 million and $472 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

        As of September 30, 2015, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding
2020 Senior Notes	November 2020	4.875%	$650 ($647 carrying value)
2021 Senior Notes	April 2021	5.125%	€445 (€449 carrying value ($501))
2022 Senior Notes	November 2022	5.125%	$400
2025 Senior Notes	April 2025	4.25%	€300 ($335)

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

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the nine months ended September 30, 2015, we redeemed or repurchased the following notes (dollars in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
September 2015	2021 Senior Subordinated Notes	$195	$204	$7
April 2015	2021 Senior Subordinated Notes	289	311	20
January 2015	2021 Senior Subordinated Notes	37	40	3

Variable Interest Entity Debt

        As of September 30, 2015, Arabian Amines Company, our consolidated 50%-owned joint venture, had $148 million outstanding under its loan commitments and debt financing arrangements. On April 29, 2015, Arabian Amines Company obtained a waiver of certain financial covenants from the lender as well as a waiver of prior noncompliance under the debt financing agreements. As of September 30, 2015, Arabian Amines Company is in compliance with its debt financing arrangements and we have classified $16 million as current debt and $132 million as long-term debt on our condensed consolidated balance sheets (unaudited). We do not guarantee these loan commitments and Arabian Amines Company is not a guarantor of any of our other debt obligations.

Other Debt

        On July 24, 2015, HPS, our consolidated splitting joint venture, entered into a financing arrangement to fund the construction of our MDI plant in China. As part of the financing, HPS has secured commitments of a RMB 669 million (approximately $105 million) term loan and a RMB 423 million (approximately $66 million) working capital facility. These facilities are unsecured, and we do not provide a guarantee of these loan commitments. We expect to begin drawing down on these facilities by the end of the year.

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2015, we had a loan of $895 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2015 on our condensed consolidated balance sheets (unaudited). As of September 30, 2015, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2015, we had $1,215 million of combined cash and unused borrowing capacity, consisting of $437 million in cash and restricted cash, $609 million in availability under our Revolving Facility, and $169 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $118 million for the nine months ended September 30, 2015, as reflected in our condensed consolidated statements of cash flows (unaudited). We expect volatility in our working capital components to continue.

  •
  During the fourth quarter of 2015, we expect to spend approximately $200 million on capital expenditures, including approximately $40 million combined for our new MDI facility, the completion of the Augusta, Georgia color pigments facility and replacement of Rockwood computer systems. In 2016, we expect to spend approximately $450 million on capital expenditures, net of reimbursements. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund this spending with cash provided by operations.

  •
  During the nine months ended September 30, 2015, we made contributions to our pension and postretirement benefit plans of $83 million. During 2015, we expect to contribute an additional amount of approximately $17 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2015, we had $180 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of up to approximately $34 million in 2015. For further discussion of these plans and the costs involved, see "Note 6. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements (unaudited).

  •
  On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. During the nine months ended September 30, 2015, we did not repurchase any shares of our outstanding common stock under the authorized repurchase program. We intend to begin repurchasing shares under this program beginning in the fourth quarter of 2015. For more information, see "Note 11. Huntsman Corporation Stockholders' Equity" to our condensed consolidated financial statements (unaudited).

        As of September 30, 2015, we had $158 million classified as current portion of debt, including $49 million of our Term Loan C facility due June 2016, debt at our variable interest entities of $19 million, a short term borrowing facility in China totaling $29 million, our scheduled Senior Credit Facilities amortization payments totaling $25 million and certain other short-term facilities and scheduled amortization payments totaling $36 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

        As of September 30, 2015, we had approximately $339 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various foreign currencies. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2015, we had approximately $208 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive loss (dollars in millions):

September 30, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 5. Variable Interest Entities" to our condensed consolidated financial statements (unaudited). The notional amount of the swap as of September 30, 2015 was $24 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2015, the fair value of the swap was $3 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets (unaudited). For the three and nine months ended September 30, 2015, we recorded a reduction of interest expense of nil each due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of September 30, 2015, the fair value of this swap was $28 million and was recorded in noncurrent assets.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2015, we have designated approximately €626 million (approximately $699 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2015, the amount of gain recognized on the hedge of our net investment was $4 million and $61 million, respectively, and was recorded in other comprehensive loss on our condensed consolidated statements of comprehensive (loss) income (unaudited). As of September 30, 2015, we had approximately €1,291 million (approximately $1,440 million) in net euro assets.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended September 30, 2015, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

        We made no purchase of equity securities during the three months ended September 30, 2015. On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. During the third quarter of 2015, we did not repurchase any shares of our outstanding common stock under the authorized repurchase program. We intend to begin repurchasing shares under this program beginning in the fourth quarter of 2015. For more information, see "Note 11. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements (unaudited).

ITEM 6.    EXHIBITS

10.1	Fourteenth Amendment to Credit Agreement, dated as of August 10, 2015, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 10, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2015	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Fourteenth Amendment to Credit Agreement, dated as of August 10, 2015, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 10, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase