Form 10-K
period 2015-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2016-02-16
CIK 1307954, 1089748

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	42-1648585
333-85141	Huntsman International LLC 500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

                        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

                        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

                        On June 30, 2015, the last business day of the registrants' most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$4,388,665,516(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)
Based on the closing price of $22.07 per share of common stock as quoted on the New York Stock Exchange.

(2)
All units of membership interest are held by Huntsman Corporation, an affiliate.

                        On February 8, 2016, the number of shares outstanding of each of the registrant's classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	236,876,318
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days of
Huntsman Corporation's fiscal year ended December 31, 2015.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2015 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
2015 ANNUAL REPORT ON FORM 10-K

              With respect to Huntsman Corporation, certain information set forth in this report contains "forward-looking statements" within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management's plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs, or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

              All forward-looking statements, including without limitation management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable law.

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

              For convenience in this report, the terms "Company," "our," "us," or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and

ii

predecessors. Any references to our "Company," "we," "us" or "our" as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, "Huntsman International" refers to Huntsman International LLC (our 100%-owned subsidiary) and, unless the context otherwise requires, its subsidiaries; "HPS" refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); "Sasol-Huntsman" refers to Sasol-Huntsman GmbH and Co. KG (our consolidated joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany); and "SLIC" refers to Shanghai Liengheng Isocyanate Investment BV (an unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

              In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products. Many of these terms are defined in the Glossary of Chemical Terms found at the conclusion of "Part I. Item 1. Business" below.

iii

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

              Our principal executive offices are located at 10003 Woodloch Forest Drive, The Woodlands, Texas 77380, and our telephone number at that location is (281) 719-6000.

OVERVIEW

              We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "—Item 2. Properties" below, which are located in 30 countries. As of December 31, 2015, we employed approximately 15,000 associates worldwide. Our revenues for the years ended December 31, 2015, 2014 and 2013 were $10,299 million, $11,578 million and $11,079 million, respectively.

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

2015 Segment Revenues(1)	2015 Segment Adjusted EBITDA(1)

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

              The following table identifies the key products, their principal end markets and applications and representative customers of each of our business segments:

Segment	Products	End Markets and Applications	Representative Customers
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE	Refrigeration and appliance insulation, construction products, adhesives, automotive, footwear, furniture, cushioning, specialized engineering applications and fuel additives	BMW, CertainTeed, Electrolux, Firestone, Haier, Henkel, Johnson Controls, Louisiana Pacific, Norbord, PMI
Performance Products	Amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
		Detergents, personal care products, agrochemicals, lubricant and fuel additives, energy, adhesives, paints and coatings, construction, marine and automotive products, composites, and PET fibers and resins	Afton, AOC, Chevron, Colgate, DAK, L'Oreal, Lubrizol, Monsanto, Procter & Gamble, Tate & Lyle, Unilever

Segment	Products	End Markets and Applications	Representative Customers
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations	Aerospace and industrial adhesives, composites for aerospace, automotive, oil and gas and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics and DIY adhesives	Akzo, Bodo Moeller, Chenglai, Cytec, Freeman, Hexcel, Lianyungang, Omya, PPG, Ribelin, Schneider, Sherwin Williams, Siemens, Speed Fair, Toray
Textile Effects	Textile chemicals, dyes and inks	Apparel, home and technical textiles	Aunde, Esquel Group, Fruit of the Loom, Guilford Mills, Hanesbrands, Nice Dyeing, Polartec, Tencate, Y.R.C., Zaber & Zubair
Pigments and Additives	Titanium dioxide, functional additives, color pigments, timber treatment and water treatment chemicals	Paints and coatings, plastics, paper, printing inks, ceramics, pharmaceuticals, food, cosmetics, wood protection and water purity	AkzoNobel, BASF, Clariant, Jotun, PolyOne, PPG

              For additional information about our business segments, including related financial information, see "Note 25. Operating Segment Information" to our consolidated financial statements and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Polyurethanes

General

              We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU (each discussed in more detail below under "—Products and Markets"). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for MDI and MDI-based polyurethane systems. Growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate five primary polyurethane manufacturing facilities in the U.S., Europe and China. We also operate 19 strategically located polyurethane formulation facilities, commonly referred to in the chemical industry as "systems houses," located in close proximity to our customers worldwide (see facilities listed in "—Item 2. Properties" below), which enables us to focus on customer support and technical service. We also operate a specialty polyol manufacturing facility focused on the insulation market and three TPU manufacturing facilities in the U.S., Europe and China.

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

              In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China in Caojing. In June 2006, HPS, a consolidated joint venture, began production at our MDI finishing plant. In September 2006, SLIC, an unconsolidated joint venture, began production at the MNB, aniline and crude MDI plants. We intend to expand the capacity of these facilities by 2018. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market and will support the long-term demand growth that we believe this region will continue to experience. Additionally, in November 2012, we entered into an agreement with Sinopec to form a joint venture to build a world scale PO/MTBE plant in Nanjing, China. The facility is expected to be completed in the second half of 2016, with start-up expected in the first half of 2017, and will utilize our proprietary PO/MTBE manufacturing technology. We own a 49% interest in the joint venture.

Products and Markets

              MDI is used primarily in rigid foam applications and in a wide variety of customized, higher-value flexible foam as well as coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI in rigid foam, flexible foam and other non-foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals.

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

              MDI.    MDI has a substantially larger market size and a higher growth rate than other polyurethane materials. This is primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications. We believe that future growth of MDI will be driven by the continued substitution of MDI-based polyurethane for fiberglass and other materials currently used in rigid insulation foam for construction. We expect that other markets, such as binders for reconstituted wood board products, specialty cushioning applications and coatings will further contribute to the continued growth of MDI. With the recent rapid growth of the developing Asian economies, Asian markets have now become the largest in the world for MDI.

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

              MTBE.    MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of gasoline. While MTBE has been effectively eliminated in the United States, demand continues to grow in other regions of the world. See "—Item 1A. Risk Factors." In 2011, we announced the signing of a license agreement with Chinese chemicals manufacturer Yantai Wanhua Polyurethanes Co., Ltd, for the production of PO and MTBE. In November 2012, we entered into an agreement to form a joint venture with Sinopec to construct and operate a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. See "—Manufacturing and Operations" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

              Our global sales group markets our polyurethane chemicals to over 3,500 customers in approximately 100 countries. Our sales and technical resources are organized to support major regional markets and key end-use markets, which requires a global approach. These key end-use markets include the appliance, automotive, footwear, furniture and coatings, construction products, adhesives, sealants and elastomers industries.

              We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of "systems" in which we provide the total isocyanate and polyol formulation to our customers in ready-to-use form. Our ability to deliver a range of polyurethane solutions and technical support tailored to meet our customers' needs is critical to our long-term success. We have strategically located our polyurethane systems houses close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers. We manufacture polyols primarily to support our MDI customers' requirements.

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

              The following table sets forth the annual production capacity of polyurethane chemicals at each of our polyurethanes facilities:

	MDI	Polyols	TPU	Aniline	Nitrobenzene	PO	PG	MTBE
	(millions of pounds)							(millions of gallons)
Caojing, China	330(1)
Geismar, Louisiana	1,060	160		750(2)	1,000(2)
Houston, Texas		170
Jinshan, China			13
Osnabrück, Germany		26	59
Port Neches, Texas						525	145	260
Ringwood, Illinois			20
Rotterdam, The Netherlands	880	190
Wilton, U.K.				715	953

Total	2,270	546	92	1,465	1,953	525	145	260

(1)
Represents our 50% share of capacity from SLIC.

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

Joint Ventures

              Rubicon Joint Venture.    Chemtura Corporation is our joint venture partner in Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 85% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Chemtura Corporation is entitled to 100% of the DPA production. In addition to operating the joint venture's aniline, nitrobenzene and DPA facilities, Rubicon LLC operates our wholly-owned MDI, polyol and maleic anhydride facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

              Chinese MDI Joint Ventures.    We are involved in two related joint ventures which operate MDI production facilities in Caojing, China. SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies, produces MNB, aniline and crude MDI. We effectively own 35% of SLIC and account for our investment under the equity method. HPS, our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd, manufactures pure MDI, polymeric MDI and MDI variants. We own 70% of HPS and it is consolidated in our financial statements. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. The total production capacity of the SLIC facilities is 660 million pounds per year of MDI and the splitting capacity of the HPS facility is 350 million pounds per year of MDI.

              Chinese PO/MTBE Joint Venture.    In November 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. Our total equity investment is anticipated to be approximately $85 million, net of license fees from the joint venture. At the end of 2015, cumulative capital contributions were approximately $85 million, net of license fees from the joint venture. Construction of the project is expected to be completed in the second half of 2016, with start-up expected in the first half of 2017.

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

Competition

              Our major competitors in the polyurethane chemicals market include BASF, Covestro, Dow, Yantai Wanhua and LyondellBasell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based polyurethane systems. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support, including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance, our ability to react quickly to changing customer needs and providing customers with innovative solutions to their needs.

              Some of our competitors in the Polyurethanes segment are among the world's largest chemical companies and major integrated petroleum companies. These competitors may have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. See "—Item 1A. Risk Factors."

Performance Products

General

              Our Performance Products segment has leading positions in the manufacture and sale of amines, surfactants and maleic anhydride and serves a wide variety of global consumer and industrial end markets from production facilities located in North America; Europe, Africa and the Middle East ("EAME"); Asia; and Australia.

              We are a leading global producer of amines, carbonates, maleic anhydride and surfactants for sale into specialty markets such as energy, agrochemicals, and lubricants. Growth in demand in our specialty markets tends to be driven by the end-performance characteristics that our products deliver to our customers. These products are manufactured for use in a growing number of niche industrial end uses and have been characterized by growing demand, technology substitution and stable profitability. For example, we are one of two significant global producers of polyetheramines, for which our sales volumes have grown at a compound annual rate of over 7% in the last 10 years due to strong demand in a number of industrial applications, such as epoxy curing agents, oil drilling, agrochemicals, fuel additives and civil construction materials. We are the leading global licensor of maleic anhydride manufacturing technology and are also the largest supplier of butane fixed bed catalyst used in the manufacture of maleic anhydride. Our licensing group also licenses technology on behalf of other Performance Products businesses and other segments.

              We consume internally produced and third-party-sourced base petrochemicals in the manufacture of our surfactants, LAB, and ethanolamines products, which are primarily used as intermediates in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging. We operate 17 Performance Products manufacturing facilities in North America, EAME, Asia and Australia.

              We have the annual capacity to produce approximately 1.4 billion pounds of more than 200 amines and other performance chemicals. We believe we are the largest global producer of polyetheramines, one of the largest producers of 2-(2-amino ethoxy) ethanol, sold under our DGA®

brand, the second largest producer of ethyleneamines and morpholine and the second largest North American producer of ethanolamines. We are the only producer and largest supplier of propylene carbonate and ethylene carbonate in North America. We also produce substituted propylamines. We use internally produced ethylene, EO, EG and PO in the manufacture of many of our amines and carbonates. Our products are manufactured at our Port Neches, Conroe, Dayton and Freeport, Texas facilities and at our facilities in Llanelli, U.K.; Petfurdo, Hungary; Ankleshwar, India; Jurong Island, Singapore; and Jubail, Saudi Arabia. Our amines are used in a wide variety of consumer and industrial applications, including personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, composites, solvents and catalysts. Our key amines customers include Monsanto, Procter & Gamble, Chevron, AkzoNobel, Lubrizol, Afton, and PPG.

              We have the capacity to produce approximately 2.1 billion pounds of surfactant products annually at our eight facilities located in North America, Europe, India and Australia. We are a leading global manufacturer of nonionic, anionic, cationic and amphoteric surfactants products and are characterized by our breadth of product offering and market coverage. Our surfactant products are primarily used in consumer detergent and industrial cleaning applications. We are a leading European producer of components for powder and liquid laundry detergents and other cleaners. In addition, we manufacture and market a diversified range of specialty formulations for use in personal care applications. We continue to strengthen and diversify our surfactant product offering into formulated specialty surfactant products for use in various industrial applications such as agrochemicals, fuels and lubricants, polymers and coatings, leather and textile treatment, foundry and construction. Our key surfactants customers include Procter & Gamble, Monsanto, L'Oreal, Nufarm, Henkel, and Unilever.

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

              We believe we are the largest global producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We have the capacity to produce approximately 572 million pounds annually at our facilities located in Pensacola, Florida; Geismar, Louisiana; and Moers, Germany. We also license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and catalyst change schedules. Our key maleic anhydride customers include, AOC, Ashland, Bartek, CCP Composites, Cranston, Gulf Chemical, Lubrizol, Meadwestvaco, MFG Chemical, Reichhold and Tate & Lyle.

              We also have the capacity to produce approximately 945 million pounds of EG annually at our facilities in Port Neches, Texas and Botany, Australia.

              We are currently expanding EO capacity at our Port Neches, Texas facility. The additional annual capacity of 265 million pounds is expected to come onstream during the second quarter of 2016. All of the additional EO will be used internally to leverage exisiting capacity for EO derivatives.

Products and Markets

              Our global marketing groups are organized around three end markets: energy and resources, polymers and resins, and functional chemicals.

              Specialties.    The following table shows the end-market applications for our specialty products:

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

              Maleic Anhydride and Licensing.    Maleic anhydride is a chemical intermediate that is produced by oxidizing either benzene or normal butane through the use of a catalyst. The largest use of maleic anhydride in the U.S. is in the production of UPRs, which we believe account for approximately 48% of North American maleic anhydride demand. Total North American demand for maleic anhydride in 2015 was approximately 688 million pounds. Total European demand for maleic anhydride in 2015 was approximately 536 million pounds. Generally, changes in price have resulted from a combination of changes in industry capacity utilization and underlying raw material costs. UPR is the main ingredient in fiberglass reinforced resins, which are used for marine and automotive applications and commercial and residential construction products.

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

              Three major manufacturers lead the traditional detergency market for LAB in North America: Procter & Gamble, Henkel and The Sun Products Corporation. We believe that over half of the LAB global capacity lies in the hands of seven producers, with two to three major producers in each of the three regional markets. Growth in demand for specialty alkylates for use in lubricants is expected to be higher than GDP. We have developed a unique manufacturing capability for a high molecular weight alkylate for this market. With a significant technical barrier to entry, our specialty alkylate capability has allowed us greater diversity in our portfolio and strengthened our competitive position versus LAB-only producers.

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

Sales and Marketing

              We sell over 2,000 products to over 4,000 customers globally through our Performance Products sales groups, which have extensive market knowledge, considerable chemical industry experience and well established customer relationships.

              In our specialty markets (energy and resources, polymers and resins, and functional chemicals), our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers.

              Our intermediates are sold mainly into the global home and personal care market. We also sell EG.

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

Manufacturing and Operations

              Our Performance Products segment has the capacity to produce more than seven billion pounds annually of a wide variety of products and formulations at 17 manufacturing locations in North America, EAME, Asia and Australia. These production capacities are as follows:

	Current capacity
Product Area	North America	EAME		APAC(1)	Total
	(millions of pounds)
Amines	663	228	(2)	74	965
Carbonates	52				52
Surfactants	613	1,303		149	2,065
Maleic anhydride	340	232	(3)		572
EG	890			55	945
EO	1,000			100	1,100
Ethanolamines	400				400
LAB	400				400
Ethylene	460				460
Propylene	300				300

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

Competition

              In our specialty markets, there are relatively few competitors for many of our products due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Some of our global competitors include BASF, Air Products, Dow, Tosoh and AkzoNobel. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price. In our maleic anhydride market, we compete primarily on the basis of price, customer service, technical support and logistics management. Our competitors include Lanxess, Flint Hills Resources, Bartek, Polynt and Ashland. We are the leading global producer of maleic anhydride catalyst. Competitors in our maleic anhydride catalyst market include Scientific Design, Ineos, BASF and Polynt. In our maleic anhydride technology licensing market, our primary competitor is Scientific Design. We compete primarily on the basis of technological performance and service.

              There are numerous global producers of many of our intermediate products. Our main competitors include global companies such as Dow/MEGlobal, Sasol, BASF, Petresa, Clariant, Shell, Stepan, Croda and Kao, as well as various smaller or more local competitors. We compete on the basis of price with respect to the majority of our intermediate product offerings and, to a lesser degree, on the basis of product availability, performance and service with respect to certain of our more value-added products.

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

Advanced Materials

General

              Our Advanced Materials segment is a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials or in applications where traditional materials do not meet demanding engineering specifications. For example, structural materials are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels and other steel to lighten structures in aerospace, automotive and other transportation. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

              We operate synthesis, formulating and production facilities in North America, Europe, Asia, and South America. We sell to more than 2,200 customers in the following end markets: civil engineering, consumer appliances, food and beverage packaging, industrial appliances, consumer/do it yourself ("DIY"), aerospace, LNG transport, electrical power transmission and distribution, printed circuit boards, consumer and industrial electronics, wind power generation, automotive, recreational sports equipment and medical appliances.

Products and Markets

              Aerospace.    Our Advanced Materials segment is a leading global supplier of advanced, high-performance materials for the fabrication and repair of aircraft components. We supply leading aerospace companies with innovations in composites, adhesives, laminating and repair systems.

              We offer a wide range of materials to the aerospace market under the ARALDITE®, EPIBOND®, EPOCAST® and URALANE® brands. Many of these products are qualified under the specification of major aerospace original equipment manufacturers ("OEM") , complying with appropriate regulations governing large civil aircraft."

              Automotive, Wind and Industrial Composites.    We offer the automotive, wind, recreational sports equipment and industrial composite markets high end composite formulations including to leading automotive OEM's and Tier 1 suppliers. Lightweight, strength, flexibility, cycle time and fatigue resistance are key requirements of our industrial partners. Our Advanced Materials segment been awarded by the JEC Composite Association for high product, applications and process innovation to the composite industry.

              Our products are used by leading wind blade manufacturers on a large range of applications from plugs to complete composite turbine production, as well as assembly and repair. Our portfolio includes standard products as well as custom-made solutions formulated to meet specific customer requirements.

              Electrical Engineering and Electronics.    We are a leading global supplier of insulating materials for motors, generators, switchgears, distribution and instrument transformers, and insulators and bushings for utility and industrial applications.The products formulated by our Advanced Materials segment are designed to provide an extended service life and meet specific industry requirements for electrical insulation in indoor and outdoor environments.

              In the field of electronics, our Advanced Materials segment has a long history delivering a wide range of solutions meeting stringent requirements for electronics applications, such as high temperature and chemical resistance, flame-retardancy and excellent mechanical and dielectric properties.

              Structural Adhesives.    ARALDITE® is an important brand in high-performance adhesive technologies. We offer formulation expertise in various chemistries, including epoxies, polyurethanes, methacrylates and phenolics.

              Our materials address requirements such as long open times for large area applications, fast-curing adhesives for early removal and rapid through-put, resistance to high temperature, water and chemicals, thixotropy for gap-filling or vertical applications, and toughness, impact-resistance and elasticity to cope with different thermal expansions when bonding larger structures.

Sales and Marketing

              We maintain multiple routes to market to service our diverse customer base. These routes to market range from using our own direct sales force for targeted, technically-oriented distribution to mass distribution. Our direct sales force focuses on engineering solutions for our major customers who purchase significant amounts of product from us. We use technically-oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important, which reduces our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

              We conduct sales activities through dedicated regional sales teams in EAME, Asia and the Americas. Our global customers are covered by key account managers who are familiar with the specific requirements of these customers. The management of long-standing customer relationships is at critical to the sales and marketing process. We are also supported by a strong network of distributors. We serve a highly fragmented customer base in all our regions.

              For our consumer/DIY range, with the exception of the Indian market, we have entered into exclusive branding and distribution arrangements. Under these arrangements, our distribution partners fund advertising and sales promotions, negotiate and sell to major retail chains, own inventories and provide store deliveries (and sometimes shelf merchandising) in exchange for ARALDITE® branded, ready-to-sell packaged products.

Manufacturing and Operations

              We are a global business serving customers in three principal geographic regions: EAME, Asia and the Americas. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. Our facilities in Asia are well-positioned to take advantage of the market growth that is expected in these regions. The following table summarizes the plants that we operate:

Location	Description of Facility
Bad Saeckingen, Germany	Formulating Facility
Bergkamen, Germany	Synthesis Facility
Duxford, U.K.	Formulating Facility
East Lansing, Michigan	Formulating Facility
Los Angeles, California	Formulating Facility
McIntosh, Alabama	Resins and Synthesis Facility
Monthey, Switzerland	Resins and Synthesis Facility
Nanjing, China(1)	Formulating Facility
Pamplona, Spain	Synthesis Facility
Panyu, China(1)(2)	Formulation and Synthesis Facility
Taboão da Serra, Brazil	Formulating Facility

(1)
Leased land and/or building.

(2)
95%-owned and consolidated manufacturing joint venture with Guangzhou Sheng'an Package Company Limited.

Raw Materials

              The principal raw materials we purchase for the manufacture of basic and advanced epoxy resins are epichlorohydrin, bisphenol A, MDA, phenol and aminophenols. We also purchase amines, polyols, isocyanates, acrylic materials, hardeners and fillers for the production of our formulated polymer systems and complex chemicals and additives. Raw material costs constitute a sizeable percentage of the costs for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased. Formula pricing is sometimes used if advantageous for the business.

              Additionally, we produce large volumes of some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. Approximately 65% of the BLR we produce is consumed internally in our downstream products. The balance of our BLR is sold in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost. We believe that manufacturing a large proportion of our own BLR gives us a competitive advantage over other epoxy-based polymer systems formulators, who buy BLR from third-party suppliers. This position helps protect us from pricing pressure from BLR suppliers and aids in providing us a stable supply of BLR in difficult market conditions.

              We consume certain amines produced by our Performance Products segment and isocyanates produced by our Polyurethanes segment, which we use to formulate Advanced Materials products.

Competition

              The markets in which our Advanced Materials segment operates are highly competitive, and are dependent on significant capital investment, the development of proprietary technology and maintenance of product research and development. Among our competitors are some of the world's largest chemical companies and major integrated companies that have their own raw material resources.

              Competition in our basic liquid and solid epoxy resins group is primarily driven by price, and is increasingly global with industry consolidation in the North American and European markets and the emergence of new competitors in Asia. Our major competitors include Olin, Hexion, BASF, Kukdo and NanYa.

              Competition in our specialty components and structural composites product group is primarily driven by product performance, applications expertise and customer certification. Our competitive strengths include our strong technology base, broad range of value-added products, leading market positions, diverse customer base and reputation for customer service. Major competitors include Air Products, Kraton, Hexion, BASF, Cray Valley, Evonik, DIC, Olin, Mitsui, Sumitomo and NanYa.

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

Formulation Product Group	Competition
Adhesives applications	Henkel/Loctite, ITW, Sika, 3M, Pidilite
Electrical insulating materials	Altana, Hexion, Schenectady, Wuxi, Dexter-Hysol, Hitachi Chemical, Nagase Chemtex, Toshiba Chemical
Printed circuit board materials	Coates, Goo, Peters, Taiyo Ink, Tamura
Tooling and modeling solution	Axson, DSM, Sika

Textile Effects

General

              Our Textile Effects segment is a major global solutions provider for textile chemicals, dyes and inks in our chosen markets. Our textile solutions enhance the color of finished textiles and improve such performance characteristics as wrinkle resistance and the ability to repel water and stains. Our Textile Effects segment is characterized by the breadth of our product offering, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

              We operate synthesis, formulating and production facilities in North America, Europe, Asia and South America. We market multiple products to customers in multiple end-markets, including the following: consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home textiles and furnishings, carpet and other functional textiles.

              During 2011, our Textile Effects segment began implementing a significant restructuring program, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the segment's long-term global competitiveness and designed to reduce annualized costs by approximately $75 million. In connection with this program, during 2015, our Textile Effects segment recorded charges of $9 million for non-cancelable long-term contract termination costs, $21 million for decommissioning and $1 million of other restructuring costs associated with this initiative. During the fourth quarter of 2015, we settled certain of our obligations under these long-term contracts and recorded a restructuring charge of $14 million. In addition, we recorded charges of $6 million associated with other initiatives.

Products and Markets

              Textiles generally involve a complex matrix of fibers, effects and functionality, and the resulting products range from fashion apparel to bulletproof vests, home linens to carpet, and upholstery to automotive interiors. Our broad range of dyestuffs, chemicals and inks enhance both the aesthetic appearance of these products and the functionality needed to ensure that they perform in their end-use markets. Since the requirements for these markets vary dramatically, our business strategy focuses on the three major markets—apparel, home and institutional and technical textiles. We work to provide the right balance of products and service to meet the technical challenges in each of these markets. Our Textile Effects segment is affected by seasonal holiday closures and typically experiences lower sales in those periods. For example, we typically experience lower sales in Asia in the first quarter as a result of the Lunar New Year, in Europe as a result of the summer holidays, and in the Americas and Europe during the Christmas season at year-end.

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

              Technical textiles include automotive textiles, carpet, military fabrics, mattress ticking and nonwoven and other technical fabrics. Though the product groups may differ in their end uses, the articles must provide a high-level of functionality and performance in their respective markets. High-lightfast dyes and UV absorbers are used in automotive interiors and outdoor furnishings to provide colors that do not fade when exposed to sunlight and heat. Powerful stain repellent and release technology imparts durable protection for upholstery, military and medical fabrics, without affecting the color, breathability or feel of the fabric. Specialized dyes and prints create unique camouflage patterns for military uniforms, backpacks and tarps that will not fade through wash and wear or during exposure to the elements.

Sales and Marketing

              For our textile effects products, we focus on providing effect competence and process competence to our customers. Effect competence—delivering value-added effects to our customers' products—enables us to capitalize on new and innovative technologies and to assist our customers in their efforts to differentiate themselves from competitors. Process competence—applying know-how and expertise to improve customers' processes—allows us to utilize our technical service to reduce cost, enhance efficiency and offer recommendations to improve the ecological and environmental footprint in the wet processing of textiles.

Manufacturing and Operations

              We are a global business serving customers in three principal geographic regions: EAME, the Americas and Asia. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Location	Description of Facility
Atotonilquillo, Mexico	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Basel, Switzerland(1)	Technology Center
Bogota, Colombia(1)	Chemicals Formulations Facility
Charlotte, North Carolina(1)	Chemicals Formulations Facility
Fraijanes, Guatemala(1)	Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Dyes and Chemicals Formulations Facility
Hangzhou, China(1)	Chemicals Formulations Facility
Istanbul, Turkey(1)	Chemicals Formulations Facility
Karachi, Pakistan(1)	Chemicals Formulations Facility
Langweid am Leich, Germany(1)	Chemicals Synthesis and Textile Dyes and Chemicals and Inks Formulation Facility
Panyu, China(1)(2)	Chemicals Synthesis and Formulation Facility
Samutsakorn (Mahachai), Thailand(1)(3)	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Taboão da Serra, Brazil(1)	Chemicals and Inks Formulations Facility

(1)
Leased land and/or building.

(2)
95%-owned and consolidated manufacturing joint venture with Guangzhou Sheng'an Package Company Limited.

(3)
Chemicals Formulations operations were transferred to Gandaria, Jakarta, Indonesia as of the second quarter of 2015.

Raw Materials

              The manufacture of textile effects products requires a wide selection of raw materials (approximately 1,000 different chemicals), including amines, fluorochemicals and sulfones. No one raw material represents greater than 5% of our textile effects raw material expenditures. Raw material costs constitute a sizeable percentage of sales for certain applications. We have supply contracts with a number of suppliers. The terms of our supply contracts vary, but, in general, these contracts contain provisions that set forth the quantities of product to be supplied and purchased.

Competition

              We are a major global solutions provider for textile chemicals and dyes in our chosen markets. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who offer complete solutions for both markets. Our major competitors are Archroma (businesses formerly owned by Clariant and BASF), Kiri-Dystar and Longsheng. We believe that our competitive strengths include our product offering, which is characterized by its broad range; high quality; significant integration between products and service; reliable technical expertise; long-standing relationships with customers; and strong business infrastructure in Asia. We believe that we have more customer service capability and account management capability than any of our competitors worldwide.

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

              We operate 31 manufacturing facilities. Our ten titanium dioxide manufacturing facilities are predominately located in Europe and our 16 color pigments manufacturing and processing facilities are mainly located in Europe and the United States. We also operate five facilities producing water treatment, timber treatment chemicals and functional additives.

              On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses ("the Rockwood Acquisition") of Rockwood Holdings, Inc. ("Rockwood"). We paid $1.02 billion in cash and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. For more information, see "Note 3. Business Combinations" to our consolidated financial statements.

              In connection with securing certain regulatory approvals required to complete the Rockwood Acquisition, we sold our TiO2 TR52 product line used in printing inks to Henan Billions Chemicals Co., Ltd. ("Henan") in December 2014. The sale did not include any manufacturing assets but does include an agreement to supply TR52 product to Henan during a transitional period.

              On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we are reducing our workforce by approximately 900 positions. Annual cost savings are expected to be approximately $140 million and are expected to be achieved by the middle of 2016. In connection with this restructuring program, during 2015 we recorded restructuring expense of $61 million for workforce reduction, $3 million for pension related charges and $15 million in other restructuring costs associated with this initiative.

              On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which reduced our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded accelerated depreciation in 2015 of $68 million as restructuring, impairment and plant closing costs. In addition, during 2015, we recorded charges of $30 million primarily for workforce reductions and non-cash charges of $17 million. The 'black end' manufacturing operations and ancillary activities are now closed. The 'white end' of the site continues to operate.

              On March 4, 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment, and recorded restructuring expense of approximately $4 million during 2015 primarily related to workforce reductions.

              During the fourth quarter of 2015, we determined that the South African asset group of our Pigments and Additives segment was impaired and recorded an impairment charge of $19 million.

              We remain committed to a separation of our titanium dioxide business and we are actively exploring additional possibilities outside of an initial public offering or a spin-off. Our ability to effect such separation is subject to, among other things, market conditions and the approval of our Board of Directors. See "—Item 1A. Risk Factors."

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

              We own a portfolio of brands including the TIOXIDE®, HOMBITAN®, DELTIO®, and ALTIRIS® ranges, which are produced in our ten manufacturing facilities around the globe. We service over 2,500 customers in most major industries and geographic regions. Our global manufacturing footprint allows us to service the needs of both local and global customers, including Ampacet, A. Schulman, AkzoNobel, BASF, Clariant, Jotun, PolyOne, PPG and Sun Chemical.

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

Product Type	Rutile TiO2	Anatase TiO2	Nano TiO2
Characteristics	Most common crystal form of TiO2. Harder and more durable crystal form	Softer, less abrasive pigment, preferred for some specialty applications	Ultra fine TiO2 and other TiO2 Specialties
Applications	Coatings, printing inks, PVC window frames, masterbatches	Cosmetics, pharmaceuticals, food, polyester fibers, polyamide fibers	Catalysts and cosmetics

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

              Color Pigments.    We are a global leader in the manufacture and processing of liquid, powder and granulated forms of iron oxide color pigments, natural and synthetic inorganic pigments and automated pigment handling systems. We make a wide range of yellow, red, orange, black, manganese violet and blended shades and are also one of the leading suppliers of technical grade ultramarine blue pigments. Our products are sold under a portfolio of brands that are targeted to the construction sector such as DAVIS COLORS™, GRANUFIN™ and FERROXIDE® and the following brands HOLLIDAY PIGMENTS™, COPPERAS RED® and MAPICO™ focused predominantly on the coatings and plastics sectors.

              Our products are also used by manufacturers of colorants, rubber, paper, cosmetics, pet food, ink, toner and other industrial uses delivering benefits such as corrosion protection, flame suppression and catalysis.

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

              We are constructing a new advanced technology production facility in Augusta, Georgia for the synthesis of iron oxide pigments. We are the first iron oxide pigments producer to invest in U.S. based capacity in more than 35 years. The new Augusta facility will enable significant plant consolidation, cost savings opportunities and favorable raw material sourcing while reinforcing our color pigments offering of quality pigment, service and shortened lead time on delivery. We expect the Augusta facility to be complete in the first quarter of 2016.

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

              Water Treatment Chemicals.    We manufacture water treatment chemicals in Germany used to improve water purity in industrial, commercial and municipal applications. We are one of Europe's largest suppliers of polyaluminium chloride (PAC) based flocculants with approximately 140 kilotons of production capacity. Main markets are municipal and industrial waste water treatment and the paper industry.

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

Manufacturing and Operations

              Our Pigments and Additives segment has 31 manufacturing facilities operating in ten countries with a total capacity of approximately 1.3 million metric tons per year.

	Annual Capacity (metric tons)
Product Area	EAME	North America	APAC	Total
Titanium dioxide	672,000	75,000	60,000	807,000
Functional additives	100,000			100,000
Color pigments	85,000	55,000	20,000	160,000
Timber treatment		140,000		140,000
Water treatment	140,000			140,000

              Production capacities of our ten titanium dioxide and functional additives manufacturing facilities are listed below. Approximately 80% of our titanium dioxide capacity is located in Western Europe.

	Annual Capacity (metric tons)
Site	EAME	North America	APAC	Process
Greatham, U.K.	150,000			Chloride TiO2
Pori, Finland	130,000			Sulfate TiO2
Uerdingen, Germany	107,000			Sulfate TiO2
Duisburg, Germany	100,000			Sulfate TiO2
	100,000			Functional additives
Calais, France	0			TiO2 finishing plant
Huelva, Spain	80,000			Sulfate
Scarlino, Italy	80,000			Sulfate
Umbogintwini, South Africa	25,000			Sulfate
Lake Charles, Louisiana(1)		75,000		Chloride
Teluk Kalung, Malaysia			60,000	Sulfate

Total	772,000	75,000	60,000

(1)
This facility is owned and operated by Louisiana Pigment Company, L.P., a manufacturing joint venture that is owned 50% by us and 50% by Kronos. The capacity shown reflects our 50% interest in Louisiana Pigment Company, L.P.

Joint Ventures

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

Raw Materials

              The primary raw materials used in our Pigments and Additives segment are titanium-bearing ores and iron oxide particles.

	Titanium Dioxide	Functional Additives	Color Pigments	Timber Treatment	Water Chemicals
Primary raw materials	Titanium bearing ore, sulfuric acid	Barium and zinc based inorganics	Iron oxide particles, scrap iron, coppers	DCOIT, copper, monoethanolamine	Aluminum oxide

              In recent years, we have purchased the majority of our ores under supply contracts from a range of ore suppliers. The majority of our titanium-bearing ores are sourced from India, Africa, Canada and Norway. Ore accounts for approximately 45% of titanium dioxide variable manufacturing costs, while utilities (electricity, gas and steam), sulfuric acid and chlorine collectively account for approximately 30% of variable manufacturing costs.

              The world market for titanium-bearing ores has a diverse range of suppliers with the four largest suppliers (Rio Tinto, Kenmare, Iluka and Tronox) accounting for approximately 40% of global supply between them and from whom we purchase approximately 65% of our needs. The majority of the titanium-bearing ores market is now transacted on short-term contracts, or longer-term volume-contracts with market-based pricing re-negotiated several times per annum. This form of market-based ore contracts has introduced more flexibility and responsiveness, both in terms of pricing and quantity obligations.

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

              Competition within the standard grade titanium dioxide market is based on price, product quality and service. The major global producers against whom we compete are Chemours, Tronox, Kronos and Cristal, each of which has a global presence and the ability to service all global markets. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, the sulfate based titanium dioxide technology used by our Pigments and Additives segment is widely available. Accordingly, barriers to entry, apart from capital availability, may be low and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing.

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

              Competition within the specialty titanium dioxide market and the color pigments market is based on customer service, product attributes, such as product form and quality, and price. Product quality is particularly critical in the technically demanding applications in which we focus as inconsistent product quality adversely impacts consistency in the end-product. Our primary competitors within specialty titanium dioxide include Fuj Titanium Industry, Kronos and Precheza. Our primary competitors within color pigments include Lanxess AG, Cathay Pigments Group, Interstar Materials Inc. and Shanghai Yipin Pigments Co., Ltd.

              Competition within the timber treatment market is based on price, customer support services, innovative technology and product range. Our primary competitors are Lonza Group and Koppers.

              Competition within the water treatment market is based on proximity to customers and price. Our primary competitors are Kemira and Feralco.

RESEARCH AND DEVELOPMENT

              For the years ended December 31, 2015, 2014 and 2013, we spent $160 million, $158 million and $140 million, respectively, on research and development.

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

INTELLECTUAL PROPERTY RIGHTS

              Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 440 unexpired U.S. patents, approximately 135 patent applications (including provisionals) currently pending at the U.S. Patent and Trademark Office, and approximately 4,180 foreign issued patents and pending patent applications. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

              We have associated brand names with a number of our products, and we have approximately 175 U.S. trademark registrations (including applications for registration currently pending at the U.S. Patent and Trademark Office), and approximately 4,700 foreign trademark registrations and applications for registration. Some of these registrations and applications include filings under the Madrid system for the international registration of marks and may confer rights in multiple countries. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

              As of December 31, 2015, we employed approximately 15,000 associates in our operations around the world. Approximately 3,000 of these employees are located in the U.S., while approximately 12,000 are located in other countries. We believe our relations with our employees are good.

GEOGRAPHIC DATA

              For sales revenue and long-lived assets by geographic areas, see "Note 25. Operating Segment Information" to our consolidated financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

              We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to safety, pollution, protection of the environment, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to environmental, health and safety ("EHS") matters may also be found in other areas of this report including "—Item 1A. Risk Factors," "Note 2. Summary of Significant Accounting Policies—Environmental Expenditures" to our consolidated financial statements and "Note 20. Environmental Health and Safety Matters" to our consolidated financial statements.

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

Environmental Remediation

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

              Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material effect on our financial statements. However, if such indemnities are not honored or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, then such expenditures may have a material effect on our financial statements. At the current time, we are unable to estimate the total cost, exclusive of indemnification benefits, to remediate contamination sites.

Regulatory Matters

Greenhouse Gas Regulation and Climate Change

              Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases ("GHGs"), such as carbon dioxide and methane, which may be contributing to changes in the earth's climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union, agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the European Union GHG Emissions Trading System ("ETS"), established pursuant to the Kyoto Protocol to reduce GHG emissions in the European Union, continues in its third phase. The European Union parliament continues with a process to formalized "backloading"—the withholding of GHG allowances to prop up carbon prices. As backloading is only a temporary measure, a sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. The European Commission proposes to establish a market stability reserve at the beginning of the next trading period in 2021. In addition, the European Union has recently announced the binding target to reduce domestic greenhouse gas emissions by at least 40% below the 1990 level by 2030. The European Commission proposed an objective of increasing the share of renewable energy to at least 27% of the European Union's energy consumption by 2030. The European Council endorsed this target, which is binding at the European Union level. The European Commission also proposed a 30% energy savings target for 2030. The European Council, however, endorsed an indicative target of 27% to be reviewed in 2020 having in mind a 30% target.

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

              We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to Kyoto Protocol obligations and/or ETS requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases as a result of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

              Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations

AVAILABLE INFORMATION

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
DPA—diphenylamine
EG—ethylene glycol
EO—ethylene oxide
LAB—linear alkyl benzene
LAS—linear alkylbenzene sulfonate
LER—liquid epoxy resins
LNG—liquefied natural gas
MDA—methylene dioxy amphetamine
MDI—methyl diphenyl diisocyanate
MEG—mono-ethylene glycol
MNB—mononitrobenzene
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

              Our financial results are substantially dependent on overall economic conditions in the U.S., Europe and Asia. Declining economic conditions in all or any of these locations—or negative perceptions about economic conditions—could result in a substantial decrease in demand for our products and could adversely affect our business. For example, our operations in Asia have been impacted by slower growth in China, which continues to adversely affect demand for some of our products. Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the chemical industry.

The markets for many of our products are cyclical and volatile, and we may experience depressed market conditions for such products.

              Historically, the markets for many of our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. For example, recent capacity additions, particularly in China, have caused supply in the markets for some of our products to outpace demand. The volatility these markets experience occurs as a result of changes in the supply and demand for products, changes in energy prices and changes in various other economic conditions around the world. For example, demand for our products depends in part on the housing and construction industries. These industries are cyclical in nature and have historically been impacted by downturns in the economy. The cyclicality and volatility of our industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

              In particular, global prices for titanium dioxide declined throughout 2015 and have remained low in the first quarter of 2016, primarily as a result of oversupply in the market. In addition, margins for MTBE sales are volatile and seasonal. Any continuation of these trends throughout 2016 could negatively impact our business, results of operations and/or financial condition.

Planned disruptions in production at our manufacturing facilities and unplanned disruptions, such as natural disasters, may have a material adverse impact on our business, results of operations and/or financial condition.

              Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds and outages. Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, any of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

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

              In addition, we rely on a number of vendors suppliers and collaborations with other industry participants to provide us with chemicals, feedstocks and other raw materials, along with energy sources and, in certain cases, facilities, that we need to operate our business. During periods of economic disruption, some of these companies could be forced to reduce their output, shut down their operations or file for bankruptcy protection. If this were to occur, it could adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could materially disrupt our operations, including the production of certain of our products. Moreover, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases. All of these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

              We continuously evaluate opportunities for growth and change. These initiatives may involve making acquisitions, entering into partnerships and joint ventures, divesting assets, creating new financial structures and building new facilities—any of which could require a significant investment and subject us to new kinds of risks. We have incurred indebtedness to finance these opportunities, and we may incur additional indebtedness to finance future initiatives. We could also issue additional shares of stock of our Company or our subsidiaries to finance such initiatives. If our strategies for growth and change are not successful, we could face increased financial pressure, such as increased cash flow demands, reduced liquidity and diminished access to financial markets, and the equity value of our businesses could be diluted.

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

              Our inability to mitigate these risks or other problems encountered in connection with our strategies for growth and change could have a material adverse effect on our business, results of operations and financial condition.

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

              The prices of the raw materials that we purchase from third parties are cyclical and volatile. We purchase a substantial portion of our raw materials from third-party suppliers. The cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical. For example, the market for crude oil and natural gas feedstocks experienced depressed pricing throughout 2015 and has remained low in recent months, leading to favorable prices for the raw materials that we purchase from third parties. Lower raw material prices, however, can lead to downward pressure on selling prices for certain of our products leading to reduced revenue. Any rebound in the pricing for such feedstocks could adversely affect our operating expenses.

              In general, the feedstocks and other raw materials we consume are organic chemical commodity products that are readily available at market prices. There are, however, several raw materials for which there are only a limited number of suppliers or a single supplier. We frequently enter into supply agreements with particular suppliers, evaluate alternative sources of supply and evaluate alternative technologies to seek to avoid reliance on a limited or sole-source suppliers , but disruptions of existing supply could substantially impact our profitability. If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials from other sources and we may not be able to increase prices for our finished products to recoup the higher raw materials costs. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes. Any interruption in the supply of raw materials could increase our costs or decrease our revenues, which could reduce our cash flow. The inability of a sole-source supplier to meet our raw material needs could have a material adverse effect on our financial statements and results of operations.

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

We may be unable to consummate the separation of our titanium dioxide business on the timeline currently contemplated, if at all, and such separation, if completed, may not achieve the intended results.

              We remain committed to complete the separation of our titanium dioxide business, and are actively exploring divestment alternatives that may be completed. Our ability to effect such separation is subject to, among other things, market conditions and the approval of our Board of Directors. We cannot assure you that we will be able to complete the separation of our titanium dioxide business in a timely fashion, if at all. Further, even if such separation is completed, it may not achieve the intended results. Any such delays or difficulties could adversely affect our business, results of operations or financial condition.

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

Our significant debt level, a portion of which is subject to variable interest rates, makes us vulnerable to downturns and may limit our ability to respond to market conditions, to obtain additional financing or to refinance our debt.

              We have significant outstanding debt. As of December 31, 2015, our total consolidated outstanding debt was $4,795 million (including current portion of debt); our debt to total capitalization ratio was approximately 74%; our combined outstanding variable rate borrowings were approximately $2.8 billion; and our current portion of debt totaled $170 million. Our debt level and the fact that a significant percentage of our cash flow is required to make payments on our debt, could have important consequences for our business, including but not limited to the following:

  •
  we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;

  •
  cash flow available for other purposes, including the growth of our business, may be reduced;

  •
  our ability to refinance or obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;

  •
  our competitors with lower debt levels may have a competitive advantage relative to us; and

  •
  part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $28 million).

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

              Our failure to comply with any of our debt covenants, or our failure to make payments of principal or interest on our debt, could result in a default, or trigger cross-default or acceleration provisions, under our debt agreements. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments, or force us or one or more of our subsidiaries into bankruptcy or liquidation. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our debt covenants, see "Note 14. Debt—Compliance with Covenants" to our consolidated financial statements.

If we are unable to execute cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

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

              Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical products. These hazards include: chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. In addition, some equipment and operations at our facilities are owned or controlled by third parties who may not be fully integrated into our safety programs and over whom we are able to exercise limited control. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers' compensation and other matters.

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

              Many of our products and operations are subject to the chemical control laws of the countries in which they are located. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act ("TSCA") in the United States and the Registration, Evaluation and Authorization of Chemicals ("REACH") regulation in Europe. Analogous regimes exist in other parts of the world, including China, South Korea, and Taiwan. In addition, a number of countries where we operate, including the United Kingdom, have adopted rules to conform chemical labeling in accordance with the globally harmonized system. Many of these foreign regulatory regimes are in the process of a multi-year implementation period for these rules. Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, the United States Congress is considering an overhaul of the chemical control laws under TSCA. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

              Furthermore, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions regarding our products and operations, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in EHS regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

              For example, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases, or GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth's climate. There are existing efforts to address GHG emissions at the international, national, and regional levels. The 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions. The European Union ("EU") regulates GHGs under the EU Emissions Trading Scheme. China has begun pilot programs for carbon taxes and trading of GHG emissions in selected areas. In August 2015, the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Depending on how states decide to implement these rules, they may result in national or regional trading schemes. Collectively, these rules and agreements may affect the long term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. These various regulations and agreements are likely to result in increased costs to purchased energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. Compliance with these regulations and any more stringent restrictions in the future may increase our operational costs.

              In addition, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes increase the frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur in areas where we or our clients operate, they could have an adverse effect on our assets and operations.

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

              We face risks arising from various legal actions, including matters relating to antitrust, product liability, intellectual property and environmental claims. It is possible that judgments could be rendered against us in these cases or others for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters. Over the past few years, antitrust claims have been made against chemical companies, and we have been named as a defendant in the antitrust suits discussed in "—Item 3. Legal Proceedings—Antitrust Matters." In this type of litigation, the plaintiffs generally seek treble damages, which may be significant. An adverse outcome in any antitrust claim could be material and significantly impact our operations, financial condition and liquidity.

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

              We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because of the allegations that MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S. This business has been profitable to us over time, and future legislative or regulatory initiatives or changing consumer opinion outside the U.S. restricting MTBE or changing consumer opinion could materially adversely affect our ability to market and sell MTBE and our profitability. Expansion of our PO/MTBE operations, including our joint venture with Sinopec in China, will further expose us to these risks.

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

              We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rates used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

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

              Certain provisions contained in our certificate of incorporation and bylaws, such as limitations on stockholder proposals at meetings of stockholders, the inability of stockholders to call special meetings and certain provisions of Delaware law, could make it more difficult for a third party to acquire control of our Company, even if some of our stockholders were to consider such a change of control to be beneficial. Our certificate of incorporation also authorizes our Board of Directors to issue preferred stock without stockholder approval. Therefore, our Board of Directors could elect to issue preferred stock that has special voting or other rights that could make it even more difficult for a third party to acquire us, which may reduce or eliminate your ability to sell our common stock at a price higher than the current market value.

We have purchased, and may continue to purchase, a portion of our equity and debt securities, which could impact the market for our equity and debt securities and likely would negatively affect our liquidity.

              Consistent with past practices, we may from time to time seek to repurchase or redeem our equity and debt securities in open market purchases, accelerated repurchase programs, privately negotiated transactions, tender offers, partial or full calls for redemption or otherwise. Any such repurchases or redemptions and the timing and amount thereof would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Such transactions could negatively affect our liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

              As of the date of this filing, we did not have any unresolved comments from the staff of the SEC.

ITEM 2.    PROPERTIES

              We own or lease chemical manufacturing and research facilities in the locations indicated in the list below which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and in many foreign countries. Our principal executive offices are located at 10003 Woodloch Forest Drive, The Woodlands, Texas 77380. The following is a list of our principal owned or leased properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
The Woodlands, Texas(1)	Various	Executive Offices, Operating Headquarters, Global Technology Center and Shared Services Center
Salt Lake City, Utah(1)	Corporate and other	Executive Offices
Kuala Lumpur, Malaysia	Various	Shared Services Center and Pigments and Additives Administrative Offices
Mumbai, India	Various	Technology Center, Administrative Offices, Labs and Accounting Shared Services Center
Sao Paulo, Brazil	Various	Administrative Offices, Labs and Accounting Shared Services Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(2), Aniline(2), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethanes Systems House
Rotterdam, The Netherlands(1)	Polyurethanes and other various	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethanes Systems House and Accounting Shared Services Center
Caojing, China	Polyurethanes	MDI Finishing Facilities, Global Technology Center
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Deer Park, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Ternate, Italy	Polyurethanes	Polyurethane Systems House and Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethane Systems House, Global Technology Center
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Canada(1)	Polyurethanes	Polyurethane Systems House

Location	Business Segment	Description of Facility
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(4)	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Castelfranco Emilia, Italy	Polyurethanes	Polyurethanes Systems House
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center and Shared Service Center
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes and other various	Aniline and Nitrobenzene Manufacturing Facilities
Nanjing, China(5)	Polyurethanes	PO and MTBE Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines, PO and MTBE Manufacturing Facilities
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(6)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(7)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia	Performance Products	Surfactant/EG Manufacturing Facility
St. Mihiel, France	Performance Products	Surfactant Manufacturing Facility
Castiglione, Italy	Performance Products	Surfactant Manufacturing Facility
Ankleshwar, India(1)	Performance Products	Surfactant/Amines Manufacturing Facility
Barcelona, Spain(1)	Performance Products	Surfactant Manufacturing Facility
Melbourne, Australia	Performance Products	Research Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Resins and Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
McIntosh, Alabama	Advanced Materials	Resins and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials, Polyurethanes and Textile Effects	Formulating Facility, Polyurethane Systems House and Chemicals and Inks Formulations Facility
Panyu, China(1)(8)	Advanced Materials and Textile Effects	Formulating and Synthesis Facility, Technology Center and Accounting Shared Services Center
Nanjing, China(1)	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Istanbul, Turkey(1)	Textile Effects	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Basel, Switzerland(1)	Advanced Materials and Textile Effects	Advanced Materials Regional Headquarters, Technology Center
Langweid am Leich, Germany(1)	Textile Effects	Chemicals Synthesis and Textile Dyes and Chemicals and Inks Formulation Facility
Charlotte, North Carolina(1)	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand(1)(9)	Textile Effects	Textiles Dyes Synthesis and Dyes and Chemicals Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Synthesis and Formulations Facility

Location	Business Segment	Description of Facility
Baroda, India	Textile Effects	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Effects and Polyurethanes	Textile Dyes and Chemicals Formulations Facility and Polyurethane Systems House
Fraijanes, Guatemala(1)	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia(1)	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Karachi, Pakistan(1)	Textile Effects	Chemicals Formulations Facility
Singapore(1)	Textile Effects and Performance Products	Textile Effects Headquarters and Performance Products Regional Headquarters
Wynyard, U.K.(1)	Pigments and Additives	Administrative Offices, Research Facility and Shared Services Center
Greatham, U.K.	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Birtley, U.K.	Pigments and Additives	Color Pigments Manufacturing Facility
Kidsgrove, U.K.	Pigments and Additives	Color Pigments Manufacturing Facility
Sudbury, U.K.	Pigments and Additives	Color Pigments Manufacturing Facility
Duisburg, Germany	Pigments and Additives	Titanium Dioxide, Functional Additives and Water Treatment Manufacturing Facility
Ibbenbueren, Germany	Pigments and Additives	Water Treatment Manufacturing Facility
Krefeld, Germany(1)	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Schwarzheide, Germany(1)	Pigments and Additives	Water Treatment Manufacturing Facility
Walluf, Germany(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Calais, France	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Comines, France	Pigments and Additives	Color Pigments Manufacturing Facility
Huelva, Spain	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Scarlino, Italy	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Turin, Italy	Pigments and Additives	Color Pigments Manufacturing Facility
Pori, Finland	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Shenzhen, China(1)(10)	Pigments and Additives	Color Pigments Manufacturing Facility
Taicang, China(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Teluk Kalung, Malaysia	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Umbogintwini, South Africa	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Augusta, Georgia	Pigments and Additives	Color Pigments Manufacturing Facility
Lake Charles, Louisiana(11)	Pigments and Additives	Titanium Dioxide Manufacturing Facility
Beltsville, Maryland(1)	Pigments and Additives	Administrative Offices and Color Pigments Manufacturing Facility
Los Angeles, California	Pigments and Additives	Color Pigments Manufacturing Facility
St. Louis, Missouri(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Harrisburg, North Carolina	Pigments and Additives	Timber Treatments Manufacturing Facility
Easton, Pennsylvania(1)	Pigments and Additives	Color Pigments Manufacturing Facility
Freeport, Texas	Pigments and Additives	Timber Treatments Manufacturing Facility

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

(5)
49% interest in Nanjing Jinling Huntsman New Material Co., Ltd., our unconsolidated manufacturing joint venture with Sinopec. The facility is expected to be completed in the second half of 2016, with start-up expected in the first half of 2017.

(6)
50% interest in Arabian Amines Company, our consolidated manufacturing joint venture with the Zamil Group.

(7)
50% interest in Sasol-Huntsman, our consolidated manufacturing joint venture with Sasol.

(8)
95%-owned consolidated manufacturing joint venture with Guangzhou Sheng'an Package Company Limited.

(9)
Chemicals Formulations operations were transferred to Gandaria, Jakarta, Indonesia as of the second quarter of 2015.

(10)
89%-owned consolidated manufacturing business with Shenzhen Nantou City Instdustry Co. Ltd. We have entered into an agreement to sell this business and expect to complete this transaction by mid-2016.

(11)
Owned by Louisiana Pigment Company, L.P., our unconsolidated manufacturing joint venture which is owned 50% by us and 50% by Kronos.

ITEM 3.    LEGAL PROCEEDINGS

Antitrust Matters

              See "Note 19. Commitments and Contingencies—Antitrust Matters" to our consolidated financial statements.

Product Delivery Claim

              See "Note 19. Commitments and Contingencies—Product Delivery Claim" to our consolidated financial statements.

Indemnification Matters

              See "Note 19. Commitments and Contingencies—Indemnification Matters" to our consolidated financial statements.

Port Neches Flaring Matter

              See "Note 20. Environmental Health and Safety Matters—Port Neches Flaring Matter" to our consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES

              Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

              The following is information concerning our executive officers and significant employees as of the date of this report.

              Jon M. Huntsman, age 78, is the Executive Chairman of the Board of Directors of our Company. Prior to his appointment as Executive Chairman in February 2009, Mr. Huntsman served as Chairman of the Board of our company since its formation in 2004 and the predecessors to our company since 1970, when he founded his first plastics company. Mr. Huntsman served as Chief Executive Officer of our company and our affiliated companies from 1970 to 2000. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. In addition, Mr. Huntsman serves or has served as Chairman or as a member of numerous corporate, philanthropic and industry boards, including the American Red Cross, The Wharton School, University of Pennsylvania, Primary Children's Medical Center Foundation, the Chemical Manufacturers Association and the American Plastics Council. Mr. Huntsman was selected in 1994 as the chemical industry's top Chief Executive Officer for all businesses in Europe and North America. Mr. Huntsman was awarded the American Chemical Society's Lifetime Achievement Award in 2013. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He is the founding and principal benefactor of the Huntsman Cancer Institute. Mr. Huntsman is the father of our Chief Executive Officer, Peter R. Huntsman and our Division President, Advanced Materials, James H. Huntsman.

              Peter R. Huntsman, age 52, is President, Chief Executive Officer and a Director of our Company. Mr. Huntsman also serves on our Litigation Committee. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman and the brother of our Division President, Advanced Materials, James H. Huntsman.

              J. Kimo Esplin, age 53, is Executive Vice President and Chief Financial Officer. Mr. Esplin has served as Chief Financial Officer of all of the Huntsman companies since 1999. From 1994 to 1999, Mr. Esplin served as our Treasurer. Prior to joining Huntsman in 1994, Mr. Esplin was a Vice President in the Investment Banking Division of Bankers Trust Company, where he worked for seven years. Mr. Esplin also serves as a director of Nutraceutical International Corporation, a publicly traded nutrition supplements company.

              David M. Stryker, age 57, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

              Monte G. Edlund, age 60, is Division President, Performance Products. Prior to his appointment to this position in July 2015, Mr. Edlund served as Vice President—Americas, Advanced Materials since July 2011. From December 2007 to July 2011, Mr. Edlund served as Vice President—Global Specialty Textiles, Textile Effects, from April 2002 to December 2007, he served as Vice

President, Polymers and from June 1999 to April 2002, he served as Vice President, Marketing, Base Chemicals and Polymers. Prior to joining Huntsman in 1997 as Vice President—Marketing, Rexene, Mr. Edlund held numerous positions with Rexene Corporation.

              Anthony P. Hankins, age 58, is Division President, Polyurethanes and Chief Executive Officer, Asia-Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia-Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

              Paul G. Hulme, age 59, is Division President, Textile Effects. Mr. Hulme was appointed to this position in February 2009. From June 2003 to February 2009, Mr. Hulme served as Division President, Materials and Effects. From February 2000 to May 2003, Mr. Hulme served as Vice President, Performance Chemicals, and from December 1999 to February 2000 he served as Operations Director, Polyurethanes. Prior to joining Huntsman in 1999, Mr. Hulme held various positions with ICI in finance, accounting and information systems roles. Mr. Hulme is a Chartered Accountant.

              James H. Huntsman, age 45, is Division President, Advanced Materials. Mr. Huntsman was appointed to this position in July 2011. Prior to that time, Mr. Huntsman served as Vice President of Huntsman Advanced Materials, Americas Region since February 2009. From March 2006 to February 2009, Mr. Huntsman owned and managed a film production company based in Los Angeles, California. Prior to March 2006, he served as our Vice President, U.S. Base Chemicals and Polymers. Mr. Huntsman originally joined our Company in 1990 and has held numerous manufacturing and commercial roles of increasing responsibility within a number of divisions. Mr. Huntsman is the son of our Executive Chairman, Jon M. Huntsman the brother of our Chief Executive Officer, Peter R. Huntsman.

              Simon Turner, age 52, is Division President, Pigments and Additives. Prior to his appointment to this position in November 2008, Mr. Turner served as Senior Vice President, Pigments and Additives since April 2008. From September 2004 to April 2008, Mr. Turner served as Vice President of Global Sales and from July 1999 to September 2004, he held positions including General Manager Co-Products and Director Supply Chain and Shared Services. Prior to joining Huntsman in July 1999, Mr. Turner held various positions with ICI.

              Ronald W. Gerrard, age 56, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. He also serves as our Corporate Sustainability Officer. From May 2004 to June 2009, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes segment. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes segment. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

              Brian V. Ridd, age 58, is Senior Vice President, Purchasing. Mr. Ridd has held this position since July 2000. Mr. Ridd served as Vice President, Purchasing from December 1995 until he was appointed to his current position. Mr. Ridd joined Huntsman in 1984.

              R. Wade Rogers, age 50, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

              Russ R. Stolle, age 53, is Senior Vice President and Deputy General Counsel. Mr. Stolle was appointed to this position in January 2010. From October 2006 to January 2010, Mr. Stolle served as our Senior Vice President, Global Public Affairs and Communications, from November 2002 to October 2006, he served as Vice President and Deputy General Counsel, from October 2000 to November 2002 he served as Vice President and Chief Technology Counsel and from April 1994 to October 2000 he served as Chief Patent and Licensing Counsel. Prior to joining Huntsman in 1994, Mr. Stolle had been an attorney with Texaco Inc. and an associate with the law firm of Baker & Botts.

              Randy W. Wright, age 57, is Vice President and Controller. Prior to his appointment to this position in February 2012, Mr. Wright served as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia-Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

              Sean Douglas, age 51, is Vice President, Corporate Development. Mr. Douglas left the Company in July 2012 to perform charitable services and rejoined the Company in July 2015. He previously served as our Vice President, Corporate Development from December 2009 until July 2012. Mr. Douglas served as Vice President and Treasurer from 2002 to December 2009, Vice President, Finance from July 2001 to 2002 and Vice President, Administration from January 1997 to July 2001. Mr. Douglas is a Certified Public Accountant and, prior to joining Huntsman in 1990, worked for the accounting firm of PricewaterhouseCoopers.

              Kevin C. Hardman, age 52, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master's degree in tax accounting.

              John R. Heskett, age 47, is Vice President, Planning and Treasurer. Mr. Heskett has held this position since December 2009. From September 2008 until October 2009, Mr. Heskett served as a Vice President at Boart Longyear Limited, a publicly-listed exploration drilling services and products company. Mr. Heskett previously served as Vice President, Corporate Development and Investor Relations for our Company from August 2004 until September 2008 and was appointed Vice President, Corporate Development in 2002. Mr. Heskett also served as Assistant Treasurer for our Company and several of our subsidiaries. Prior to joining Huntsman in 1997, Mr. Heskett was Assistant Vice President and Relationship Manager for PNC Bank, N.A., where he worked for a number of years.

              Steven C. Jorgensen, age 47, is Vice President, Accounting Shared Services and Internal Controls effective February 2012. Prior to his appointment to this position in February 2012, Mr. Jorgensen served as Vice President, Internal Controls and Internal Audit since May 2007. Mr. Jorgensen joined Huntsman in May 2004 as Director of Internal Controls and in May 2005 was appointed as Director of Internal Audit and Controls. Prior to joining Huntsman, Mr. Jorgensen was Vice President and Audit Manager with General Electric Consumer Finance, and prior to that he was an audit Senior Manager with the accounting firm of Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant and holds a master's degree in accounting.

              Troy M. Keller, age 45, is Vice President, Government Affairs and Associate General Counsel. He has held this position since August 2015. From 2008 to 2015, Mr. Keller served as Vice President, Associate General Counsel & Assistant Secretary and from 2005 to 2008 he served as Senior Corporate Counsel & Assistant Secretary. Prior to joining Huntsman, he had been an attorney at Qwest Communications International and an associate at the law firms of Brobeck, Phleger & Harrison LLP and Brown & Wood LLP.

              Kurt D. Ogden, age 47, is Vice President, Investor Relations and Finance. Prior to his appointment to this position in February 2009, Mr. Ogden served as Director, Corporate Finance since October 2004. Prior to joining Huntsman in 2004, Mr. Ogden held various positions with Hillenbrand Industries, Pliant Corporation and Huntsman Chemical Corporation. Mr. Ogden is a Certified Public Accountant and holds a master's degree in business administration.

              Pierre Poukens, age 53, is Vice President, Internal Audit, a position he has held since February 2012. Mr. Poukens was Director of Internal Audit from April 2005 to January 2012 and joined Huntsman as Internal Audit Manager in January 2000. Prior to joining Huntsman, Mr. Poukens held various accounting and auditing positions with European companies in Belgium. Mr. Poukens is a Certified Internal Auditor.

              Maria Csiba-Womersley, age 57, is Vice President and Chief Information Officer. Ms. Csiba-Womersley was appointed to this position effective September 2006. Ms. Csiba-Womersley served as Global eBusiness Director from 2004 to 2006 and also served as our Director of Global IT Planning and Security. Previously, Ms. Csiba-Womersley was a Regional Polymer Sales Manager, a Business Director for Polypropylene and Director of Polymer Logistics. Ms. Csiba-Womersley joined Huntsman in 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

              Our common stock is listed on the New York Stock Exchange under the symbol "HUN." As of February 8, 2016, there were approximately 59 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $8.54 per share.

              The reported high and low sale prices of our common stock on the New York Stock Exchange for each of the periods set forth below are as follows:

Period	High	Low
2015
First Quarter	$24.62	$21.01
Second Quarter	23.83	21.46
Third Quarter	22.40	9.27
Fourth Quarter	14.02	9.84

Period	High	Low
2014
First Quarter	$25.81	$20.79
Second Quarter	28.87	23.55
Third Quarter	29.32	25.64
Fourth Quarter	27.15	20.36

DIVIDENDS

              The following tables represent dividends on common stock for our Company for the years ended December 31, 2015 and 2014 (dollars in millions, except per share payment amounts):

	2015
Quarter ended	Per share payment amount	Approximate amount paid
March 31, 2015	$0.125	$31
June 30, 2015	0.125	31
September 30, 2015	0.125	31
December 31, 2015	0.125	30

	2014
Quarter ended	Per share payment amount	Approximate amount paid
March 31, 2014	$0.125	$30
June 30, 2014	0.125	30
September 30, 2014	0.125	31
December 31, 2014	0.125	30

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

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

              The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program during the three months ended December 31, 2015. There were no shares of restricted stock granted under our stock incentive plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2015.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
October	7,118,928	$11.94	7,118,928	$50,000,000
November	—	—	—	50,000,000
December	—	—	—	50,000,000

Total	7,118,928	$11.94	—

(1)
On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement with Citibank, N.A. to repurchase $100 million of our common stock. Citibank, N.A. made an initial delivery of approximately 7.1 million shares of Huntsman Corporation common stock based on the closing price of $11.94 on October 27, 2015. The accelerated share repurchase agreement was completed in January 2016 with the delivery of an additional approximately 1.5 million shares of Huntsman Corporation common stock. The final number of shares repurchased and the aggregate cost per share was based on the Company's daily volume-weighted average stock price during the term of the transaction, less a discount. For more information, see "Note 21. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our consolidated financial statements.

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

Huntsman Corporation

	Year ended December 31,
(in millions, except per share amounts)	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues	$10,299	$11,578	$11,079	$11,187	$11,221
Gross profit	1,848	1,919	1,753	2,034	1,840
Restructuring, impairment and plant closing costs	302	158	151	92	167
Operating income	405	633	510	845	606
Income from continuing operations	130	353	154	378	251
Loss from discontinued operations, net of tax(a)	(4)	(8)	(5)	(7)	(1)
Extraordinary gain on the acquisition of a business, net of tax of nil(b)	—	—	—	2	4
Net income	126	345	149	373	254
Net income attributable to Huntsman Corporation	93	323	128	363	247
Basic income (loss) per common share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.40	$1.36	$0.55	$1.55	$1.03
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(a)	(0.02)	(0.03)	(0.02)	(0.03)	—
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(b)	—	—	—	0.01	0.01

Net income attributable to Huntsman Corporation common stockholders	$0.38	$1.33	$0.53	$1.53	$1.04

Diluted income (loss) per common share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.40	$1.34	$0.55	$1.53	$1.01
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(a)	(0.02)	(0.03)	(0.02)	(0.03)	—
Extraordinary gain on the acquisition of a business attributable to Huntsman Corporation common stockholders, net of tax(b)	—	—	—	0.01	0.01

Net income attributable to Huntsman Corporation common stockholders	$0.38	$1.31	$0.53	$1.51	$1.02

Other Data:
Depreciation and amortization	$399	$445	$448	$432	$439
Capital expenditures	663	601	471	412	330
Dividends per share	0.50	0.50	0.50	0.40	0.40
Balance Sheet Data (at period end):
Total assets	$9,820	$10,923	$9,159	$8,862	$8,635
Total debt	4,796	5,127	3,887	3,684	3,924
Total liabilities	8,191	8,972	7,030	6,966	6,859

(a)
Loss from discontinued operations represents the operating results and loss on disposal of our former Australian styrenics business, our former U.S. base chemicals business, our former North American polymers business, our former European base chemicals and polymers business and our former TDI business. The U.S. base chemicals business was sold on November 5, 2007, the North American polymers business was sold on August 1, 2007, the

  European base chemicals and polymers business was sold on December 29, 2006 and the TDI business was sold on July 6, 2005.

(b)
The extraordinary gain on the acquisition of a business relates to the June 30, 2006 acquisition of our Textile Effects segment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

              We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our administrative, research and development and manufacturing operations are primarily conducted at the facilities listed in "Part I. Item 2. Properties" above, which are located in 30 countries. We employed approximately 15,000 associates worldwide at December 31, 2015.

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

              In our Performance Products segment, demand for our specialty products has generally continued to grow at rates in excess of GDP, as overall demand is significantly influenced by new product and application development. Demand for most of our intermediate products has grown in line with GDP growth. Over time, demand for maleic anhydride has generally grown at rates that slightly exceed GDP growth. However, maleic anhydride demand can be cyclical given its dependence on the UPR market, which is influenced by construction end markets.

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

              For further information regarding sales price and demand trends, see "—Results of Operations—Segment Analysis—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014" and the tables captioned "Year ended December 31, 2015 vs. 2014, Period-Over-Period Increase (Decrease)" and "Fourth Quarter 2015 vs. Third Quarter 2015, Period-Over-Period Increase (Decrease)" below.

OUTLOOK

              We expect our cyclical businesses, particularly MTBE, ethylene and titanium dioxide, to continue to negatively impact our profitability in 2016. Our differentiated downstream businesses continue to have an attractive growth profile and we expect profitability to continue to improve during 2016, offsetting the impact from our cyclical businesses.

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

Polyurethanes:

  •
  2016 improving MDI urethane demand

  •
  2016 adjusted EBITDA improvement

  •
  Low PO/MTBE margins

Performance Products:

  •
  Favorable downstream product margins

  •
  2016 benefit of growth projects, such as ethylene oxide expansion in the U.S. and polyetheramines expansion in Singapore

  •
  Lower oil prices reduce U.S. Gulf Coast cost advantage

  •
  2016 adjusted EBITDA similar to 2015

Advanced Materials:

  •
  Strong aerospace market more than one-third of earnings

  •
  Moderate increase in 2016 adjusted EBITDA

Textile Effects:

  •
  Selective growth above underlying market demand

  •
  Moderate increase in 2016 adjusted EBITDA

Pigments and Additives:

  •
  More than $100 million of incremental synergy and restructuring savings

  •
  Stable additives business

  •
  Slightly positive 2016 adjusted EBITDA

              We remain committed to a separation of our titanium dioxide business and are actively exploring additional possibilities outside of an initial public offering or a spin-off. Our ability to effect such separation is subject to, among other things, market conditions and the approval of our Board of Directors. See "—Item 1A. Risk Factors."

              In 2016, we expect to spend approximately $450 million on capital expenditures, net of reimbursements.

              We expect our full year 2016 tax rate to be approximately 30% and our full year adjusted effective tax rate to be approximately 30%. We believe our long-term effective income tax rate will be approximately 30%.

RESULTS OF OPERATIONS

              For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in millions, except per share amounts).

Huntsman Corporation

	Year ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues	$10,299	$11,578	$11,079	(11)%	5%
Cost of goods sold	8,451	9,659	9,326	(13)%	4%

Gross profit	1,848	1,919	1,753	(4)%	9%
Operating expenses	1,141	1,128	1,092	1%	3%
Restructuring, impairment and plant closing costs	302	158	151	91%	5%

Operating income	405	633	510	(36)%	24%
Interest expense, net	(205)	(205)	(190)	—	8%
Equity in income of investment in unconsolidated affiliates	6	6	8	—	(25)%
Loss on early extinguishment of debt	(31)	(28)	(51)	11%	(45)%
Other income (loss)	1	(2)	2	NM	NM

Income from continuing operations before income taxes	176	404	279	(56)%	45%
Income tax expense	(46)	(51)	(125)	(10)%	(59)%

Income from continuing operations	130	353	154	(63)%	129%
Loss from discontinued operations, net of tax	(4)	(8)	(5)	(50)%	60%

Net income	126	345	149	(63)%	132%
Net income attributable to noncontrolling interests	(33)	(22)	(21)	50%	5%

Net income attributable to Huntsman Corporation	93	323	128	(71)%	152%
Interest expense, net	205	205	190	—	8%
Income tax expense from continuing operations	46	51	125	(10)%	(59)%
Income tax benefit from discontinued operations	(2)	(2)	(2)	—	—
Depreciation and amortization	399	445	448	(10)%	(1)%

EBITDA(1)	$741	$1,022	$889	(27)%	15%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$741	$1,022	$889
Acquisition and integration expenses and purchase accounting adjustments	53	67	21
EBITDA from discontinued operations	6	10	5
Loss (gain) on disposition of businesses/assets	2	(3)	—
Loss on early extinguishment of debt	31	28	51
Certain legal settlements and related expenses	4	3	9
Amortization of pension and postretirement actuarial losses	74	51	74
Net plant incident remediation costs	4	—	—
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	15	19	2
Performance Products	11	28	18
Advanced Materials	12	11	34
Textile Effects	38	28	87
Pigments and Additives	219	60	4
Corporate and other	11	16	19

Total restructuring, impairment and plant closing and transition costs(3)	306	162	164

Adjusted EBITDA(1)	$1,221	$1,340	$1,213

Net cash provided by operating activities	$575	$760	$708	(24)%	7%
Net cash used in investing activities	(600)	(1,606)	(566)	(63)%	184%
Net cash (used in) provided by financing activities	(562)	1,197	(6)	NM	NM
Capital expenditures	(663)	(601)	(471)	10%	28%

Huntsman International

	Year ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues	$10,299	$11,578	$11,079	(11)%	5%
Cost of goods sold	8,447	9,651	9,309	(12)%	4%

Gross profit	1,852	1,927	1,770	(4)%	9%
Operating expenses	1,137	1,123	1,086	1%	3%
Restructuring, impairment and plant closing costs	302	158	151	91%	5%

Operating income	413	646	533	(36)%	21%
Interest expense, net	(214)	(214)	(203)	—	5%
Equity in income of investment in unconsolidated affiliates	6	6	8	—	(25)%
Loss on early extinguishment of debt	(31)	(28)	(51)	11%	(45)%
Other income (loss)	2	(1)	2	NM	NM

Income from continuing operations before income taxes	176	409	289	(57)%	42%
Income tax expense	(45)	(43)	(137)	5%	(69)%

Income from continuing operations	131	366	152	(64)%	141%
Loss from discontinued operations, net of tax	(4)	(9)	(5)	(56)%	80%

Net income	127	357	147	(64)%	143%
Net income attributable to noncontrolling interests	(33)	(22)	(21)	50%	5%

Net income attributable to Huntsman International LLC	94	335	126	(72)%	166%
Interest expense, net	214	214	203	—	5%
Income tax expense from continuing operations	45	43	137	5%	(69)%
Income tax benefit from discontinued operations	(2)	(2)	(2)	—	—
Depreciation and amortization	387	430	424	(10)%	1%

EBITDA(1)	$738	$1,020	$888	(28)%	15%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$738	$1,020	$888
Acquisition and integration expenses and purchase accounting adjustments	53	67	21
EBITDA from discontinued operations	6	10	5
Loss (gain) on disposition of businesses/assets	2	(3)	—
Loss on early extinguishment of debt	31	28	51
Certain legal settlements and related expenses	4	3	9
Amortization of pension and postretirement actuarial losses	82	59	80
Net plant incident remediation costs	4	—	—
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	15	19	2
Performance Products	11	28	18
Advanced Materials	12	11	34
Textile Effects	38	28	87
Pigments and Additives	219	60	4
Corporate and other	11	16	19

Total restructuring, impairment and plant closing and transition costs(3)	306	162	164

Adjusted EBITDA(1)	$1,226	$1,346	$1,218

Net cash provided by operating activities	$570	$754	$734	(24)%	3%
Net cash used in investing activities	(599)	(1,607)	(614)	(63)%	162%
Net cash (used in) provided by financing activities	(408)	1,059	188	NM	463%
Capital expenditures	(663)	(601)	(471)	10%	28%

Huntsman Corporation

	Year ended December 31,
	2015	2014	2013
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman Corporation	$93	$323	$128
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(13), $(10) and $(5) in 2015, 2014 and 2013, respectively	40	57	16
Impact of certain foreign tax credit elections	—	(94)	—
Loss from discontinued operations, net of tax of $(2), $(2) and $(2) in 2015, 2014 and 2013, respectively	4	8	5
Discount amortization on settlement financing, net of tax of nil, nil and $(3) in 2015, 2014 and 2013, respectively	—	—	6
Loss (gain) on disposition of businesses/assets, net of tax of nil, $1 and nil in 2015, 2014 and 2013, respectively	2	(2)	—
Loss on early extinguishment of debt, net of tax of $(11), $(10) and $(19) in 2015, 2014 and 2013, respectively	20	18	32
Certain legal settlements and related expenses, net of tax of $(1), nil and $(2) in 2015, 2014 and 2013, respectively	3	3	7
Amortization of pension and postretirement actuarial losses, net of tax of $(17), $(10) and $(20) in 2015, 2014 and 2013, respectively	57	41	54
Net plant incident remediation costs, net of tax of $(1), nil and nil in 2015, 2014 and 2013, respectively	3	—	—
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(36), $(38) and $(22) in 2015, 2014 and 2013, respectively	270	124	142

Adjusted net income(2)	$492	$478	$390

Weighted average shares—basic	242.8	242.1	239.7
Weighted average shares—diluted	245.4	246.0	242.4
Net income per share:
Basic	$0.38	$1.33	$0.53
Diluted	0.38	1.31	0.53
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$2.03	$1.97	$1.63
Diluted	2.00	1.94	1.61
Capital expenditures, net of reimbursements(4)	(648)	(564)	(467)

Huntsman International

	Year ended December 31,
	2015	2014	2013
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman International	$94	$335	$126
Acquisition and integration expenses and purchase accounting adjustments net of tax of $(13), $(10) and $(5) in 2015, 2014 and 2013, respectively	40	57	16
Impact of certain foreign tax credit elections	—	(105)	—
Loss from discontinued operations, net of tax of $(2), $(2) and $(2) in 2015, 2014 and 2013, respectively	4	8	5
Discount amortization on settlement financing, net of tax of nil, nil and $(3) in 2015, 2014 and 2013, respectively	—	—	6
Loss (gain) on disposition of businesses/assets, net of tax of nil, $1 and nil in 2015, 2014 and 2013, respectively	2	(2)	—
Loss on early extinguishment of debt, net of tax of $(11), $(10) and $(19) in 2015, 2014 and 2013, respectively	20	18	32
Certain legal settlements and related expenses, net of tax of $(1), nil and $(2) in 2015, 2014 and 2013, respectively	3	3	7
Amortization of pension and postretirement actuarial losses, net of tax of $(18), $(11) and $(21) in 2015, 2014 and 2013, respectively	64	48	59
Net plant incident remediation costs, net of tax of $(1), nil and nil in 2015, 2014 and 2013, respectively	3	—	—
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(36), $(38) and $(22) in 2015, 2014 and 2013, respectively	270	124	142

Adjusted net income(2)	$500	$486	$393

Capital expenditures, net of reimbursements(4)	(648)	(564)	(467)

NM—Not meaningful

(1)
EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income taxes, depreciation and amortization. Because EBITDA excludes these items, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition and integration expenses and purchase accounting adjustments; (b) EBITDA from discontinued operations; (c) loss (gain) on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident remediation costs; and (h) restructuring, impairment, plant closing and transition costs. We believe that net income attributable to Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and adjusted EBITDA.

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) impact of certain foreign tax credit elections; (c) loss from discontinued operations; (d) discount amortization on settlement financing; (e) loss (gain) on disposition of businesses/assets; (f) loss on early extinguishment of debt; (g) certain legal settlements and related expenses; (h) amortization of pension and postretirement actuarial losses; (i) net plant incident remediation costs; and (j) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted adjusted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

  Adjusted net income and adjusted income per share amounts are presented solely as supplemental disclosures to net income applicable to Huntsman Corporation or Huntsman International, as appropriate, and income per share because we believe that these measures are indicative of our operating performance. These measures are also used by securities analysts, lenders and others in their evaluation of different companies because they exclude certain items that can vary widely across different industries or among companies within the same industry. Nevertheless, our management recognizes that there are material limitations associated with the use of adjusted net income and adjusted income per share in the evaluation of our Company as compared to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, which reflects overall financial performance For example, adjusted net income and adjusted income per share exclude items that may be recurring in nature and should not be disregarded in the evaluation of performance. However, we believe it is useful to exclude such items to provide a supplemental analysis of current results and trends compared to other periods because certain excluded items can vary significantly depending on specific underlying transactions or events, and the variability of such items may not relate specifically to current operating results or trends and certain excluded items, while potentially recurring in future periods, may not be indicative of future results. For example, while loss from discontinued operations is a recurring item, it is not indicative of ongoing operating results and trends or future results.

(3)
Includes cost associated with transition activities relating to the migration of our information data centers and the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our consolidated statements of operations.

(4)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During 2015, 2014 and 2013, capital expenditures of $663 million, $601 million and $471 million, respectively, were reimbursed in part by $15 million, $37 million and $4 million, respectively.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

              For the year ended December 31, 2015, net income attributable to Huntsman Corporation was $93 million on revenues of $10,299 million, compared with net income attributable to Huntsman Corporation of $323 million on revenues of $11,578 million for 2014. For the year ended December 31, 2015, net income attributable to Huntsman International was $94 million on revenues of $10,299 million, compared with net income attributable to Huntsman International of $335 million on revenues of $11,578 million for 2014. The decrease of $230 million in net income attributable to Huntsman Corporation and the decrease of $241 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the year ended December 31, 2015 decreased by $1,279 million, or 11%, as compared with 2014. The decrease was due principally to lower sales volumes and lower average selling prices in all our segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2015 decreased by $71 million and $75 million, respectively, or 4% each, as compared with 2014. The impact on gross profit resulted from lower gross margins in all of our segments, except for our Advanced Materials segment. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International increased by $13 million and $14 million, respectively, or 1% each, for the year ended December 31, 2015 as compared with 2014, primarily related to the consolidated expenses of the acquired Rockwood businesses, offset in part by the foreign currency exchange impacts of the strengthening U.S. dollar against other major international currencies.

  •
  Restructuring, impairment and plant closing costs for the year ended December 31, 2015 increased to $302 million from $158 million in 2014. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Loss on early extinguishment of debt for the year ended December 31, 2015 increased to $31 million from $28 million in 2014. During 2015, we recorded a loss on early extinguishment of debt of $30 million related to the redemption of our 8.625% senior subordinated notes due 2021 ("2021 Senior Subordinated Notes"). For more information, see "Note 14. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

  •
  Our income tax expense for the year ended December 31, 2015 decreased to $46 million from $51 million in 2014. The income tax expense of Huntsman International for the year ended December 31, 2015 increased to $45 million from $43 million in 2014. The change in income tax expense is impacted by the benefit in 2015 of generating $14 million of excess U.S. foreign tax credits and in 2014 of utilizing U.S. foreign tax credits which had been subject to a valuation allowance. Excluding the impact of the U.S. foreign tax credits, our income tax expense and the income tax expense of Huntsman International decreased by $97 million and $101 million, respectively, as compared with 2014, primarily due to lower pre-tax income and tax impacts of tax only foreign currency exchange losses. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 18. Income Taxes" to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2015	2014
Revenues
Polyurethanes	$3,811	$5,032	(24)%
Performance Products	2,501	3,072	(19)%
Advanced Materials	1,103	1,248	(12)%
Textile Effects	804	896	(10)%
Pigments and Additives	2,160	1,549	39%
Eliminations	(80)	(219)	63%

Total	$10,299	$11,578	(11)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$516	$669	(23)%
Performance Products	438	440	—
Advanced Materials	195	182	7%
Textile Effects	18	28	(36)%
Pigments and Additives	(223)	(59)	(278)%
Corporate and other	(197)	(228)	14%

Subtotal	747	1,032	(28)%
Discontinued Operations	(6)	(10)	40%

Total	$741	$1,022	(27)%

Huntsman International
Segment EBITDA
Polyurethanes	$516	$669	(23)%
Performance Products	438	440	—
Advanced Materials	195	182	7%
Textile Effects	18	28	(36)%
Pigments and Additives	(223)	(59)	(278)%
Corporate and other	(200)	(230)	13%

Subtotal	744	1,030	(28)%
Discontinued Operations	(6)	(10)	40%

Total	$738	$1,020	(28)%

	Year ended December 31, 2015 vs. 2014
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other(2)	Sales Volumes(3)
Period-Over-Period Increase (Decrease)
Polyurethanes	(12)%	(5)%	3%	(10)%
Performance Products	(7)%	(5)%	(3)%	(4)%
Advanced Materials	2%	(8)%	(1)%	(5)%
Textile Effects	1%	(6)%	2%	(7)%
Pigments and Additives	(10)%	(8)%	62%	(5)%
Total Company	(8)%	(6)%	10%	(7)%

	Fourth Quarter 2015 vs. Third Quarter 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(3)
Period-Over-Period Increase (Decrease)
Polyurethanes	(8)%	(1)%	—	(2)%
Performance Products	(2)%	(1)%	2%	(10)%
Advanced Materials	—	(2)%	4%	(9)%
Textile Effects	—	(2)%	—	(3)%
Pigments and Additives	(3)%	(1)%	(1)%	(12)%
Total Company	(5)%	(1)%	—	(6)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Includes the impact from the Rockwood Acquisition.

(3)
Excludes sales volumes of byproducts and raw materials.

NM—Not Meaningful

Polyurethanes

              The decrease in revenues in our Polyurethanes segment for 2015 compared to 2014 was primarily due to a planned maintenance outage at our PO/MTBE facility in Port Neches, Texas that commenced in the first quarter of 2015 and extended into the second quarter of 2015, lower MDI average selling prices and the foreign currency exchange impact of a stronger U.S. dollar against other key currencies. PO/MTBE sales volumes decreased due to the planned maintenance outage at our PO/MTBE facility in Port Neches, Texas. MDI sales volumes decreased slightly due to the market slowdown in China and lower sales into commercial construction in the U.S. PO/MTBE average selling prices decreased following lower pricing for high octane gasoline. MDI average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. The decrease in segment EBITDA was due to lower PO/MTBE earnings and the foreign currency exchange impact of a stronger U.S. dollar against the euro. We estimate the reduction to segment EBITDA resulting from the planned PO/MTBE maintenance outage was approximately $90 million for 2015.

Performance Products

              The decrease in revenues in our Performance Products segment for 2015 compared to 2014 was primarily due to lower average selling prices and lower sales volumes. Average selling prices decreased across all product lines primarily in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes decreased across most product lines, including the effect of the sale of our European commodity surfactants business in the second quarter of 2014 partially offset by higher toll volumes in our upstream intermediates business. The decrease in segment EBITDA was primarily due to lower margins on produced ethylene, partially offset by higher amines margins and lower restructuring, impairment and plant closing costs. During 2015 and 2014, our Performance Products segment recorded restructuring, impairment and plant closing costs of $11 million and $28 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Advanced Materials

              The decrease in revenues in our Advanced Materials segment for 2015 compared to 2014 was due to lower sales volumes and lower average selling prices. Sales volumes decreased globally primarily in our coatings and construction and transportation and industrial markets due to the de-selection of certain business and competitive pressure, partially offset by strong volume growth in our do-it-yourself and wind markets in the Asia Pacific region. Average selling prices increased, in most markets, on a local currency basis in the Americas and Asia Pacific regions due to certain price increase initiatives and our focus on higher value markets; overall this was more than offset by the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. The increase in segment EBITDA was primarily due to higher margins, resulting from lower raw material costs, and our focus on higher value business as well as lower fixed costs.

Textile Effects

              The decrease in revenues in our Textile Effects segment for 2015 compared to 2014 was due to lower average selling prices and lower sales volumes. Average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to the de-selection of certain less profitable business and challenging market conditions. The decrease in segment EBITDA was primarily due to lower margins and higher restructuring, impairment and plant closing and transition costs, partially offset by lower fixed costs. During 2015 and 2014, our Textile Effects segment recorded restructuring, impairment and plant closing and transition costs of $38 million and $28 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Pigments and Additives

              The increase in revenues in our Pigments and Additives segment for 2015 compared to 2014 was primarily due to the impact of the Rockwood Acquisition. Other than the impact of the Rockwood Acquisition, average selling prices decreased primarily as a result of high titanium dioxide industry inventory levels and the foreign currency exchange impact of a stronger U.S. dollar against major European currencies. Sales volumes decreased primarily as a result of lower end-use demand and the impact of a nitrogen tank explosion owned and operated by a third party at our Uerdingen, Germany facility, which disrupted our manufacturing during the third quarter of 2015. The decrease in segment EBITDA was primarily due to lower contribution margin for titanium dioxide, higher acquisition expenses and integration costs, higher restructuring, impairment and plant closing costs and the negative impact from the manufacturing disruption at our Uerdingen, Germany facility. During 2015 and 2014, our Pigments and Additives segment recorded acquisition expenses and integration costs of $44 million and $43 million, respectively. During 2015 and 2014, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $219 million and $60 million, respectively. For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Corporate and other

              Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, last-in first-out ("LIFO") inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For 2015, EBITDA from Corporate and other for Huntsman Corporation increased by $31 million to a loss of $197 million from a loss of $228 million for 2014. For 2015, EBITDA from Corporate and other for Huntsman International increased by $30 million to a loss of $200 million from a loss of $230 million for 2014. The increase in EBITDA from Corporate and other resulted primarily from a $28 million increase in LIFO inventory valuation income ($29 million of income in 2015 compared to $1 million of income in 2014), a $11 million decrease in unallocated corporate overhead ($178 million of expense in 2015 compared to $189 million of expense in 2014), and a $5 million decrease in restructuring, impairment and plant closing costs ($8 million of expense in 2015 compared to $13 million of expense in 2014). For more information concerning restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements. The increase in EBITDA was partially offset by a $9 million decrease in EBITDA from benzene sales ($9 million of loss in 2015 compared to nil of income in 2014), and a $3 million increase in loss on early extinguishment of debt ($31 million of loss in 2015 compared to $28 million of loss in 2014). For more information concerning the loss on early extinguishment of debt, see "Note 14. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

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

  •
  Loss on early extinguishment of debt for the year ended December 31, 2014 decreased to $28 million from $51 million in 2013. The loss in 2014 resulted from the redemption of our 2020 Senior Subordinated Notes. The loss in 2013 resulted primarily from the repurchase of the remainder of our 5.50% senior notes due 2016 ("2016 Senior Notes"). For more information, see "Note 14. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

  •
  Our income tax expense decreased and the income tax expense of Huntsman International decreased by $74 million and $94 million, respectively, as compared with 2013, primarily due to the benefit of utilizing U.S. foreign tax credits, which had been subject to a valuation allowance. Excluding the impact of the U.S. foreign tax credits, our income tax expense increased and the income tax expense of Huntsman International increased by $40 million and $41 million, respectively, as compared with 2013. For the year ended December 31, 2014, excluding the impact of the benefit of our U.S. foreign tax credits, our effective tax rate was 39%, which is lower than our effective tax rate of 45% for 2013, primarily due to various valuation allowance releases in 2014 and because our Textile Effects segment's restructuring charges in 2013 received nominal tax benefit. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 18. Income Taxes" to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year ended December 31,
			Percent Change Favorable (Unfavorable)
	2014	2013
Revenues
Polyurethanes	$5,032	$4,964	1%
Performance Products	3,072	3,019	2%
Advanced Materials	1,248	1,267	(1)%
Textile Effects	896	811	10%
Pigments and Additives	1,549	1,269	22%
Eliminations	(219)	(251)	13%

Total	$11,578	$11,079	5%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$669	$696	(4)%
Performance Products	440	372	18%
Advanced Materials	182	86	112%
Textile Effects	28	(78)	NM
Pigments and Additives	(59)	79	NM
Corporate and other	(228)	(261)	13%

Subtotal	1,032	894	15%
Discontinued Operations	(10)	(5)	100%

Total	$1,022	$889	15%

Huntsman International
Segment EBITDA
Polyurethanes	$669	$696	(4)%
Performance Products	440	372	18%
Advanced Materials	182	86	112%
Textile Effects	28	(78)	NM
Pigments and Additives	(59)	79	NM
Corporate and other	(230)	(262)	12%

Subtotal	1,030	893	15%
Discontinued Operations	(10)	(5)	100%

Total	$1,020	$888	15%

	Year ended December 31, 2014 vs 2013
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other(2)	Sales Volumes(3)
Period-Over-Period Increase (Decrease)
Polyurethanes	(2)%	—	1%	2%
Performance Products	4%	—	(1)%	(1)%
Advanced Materials	5%	—	4%	(10)%
Textile Effects	15%	(1)%	—	(4)%
Pigments and Additives	(6)%	2%	26%	—
Total Company	2%	—	3%	—

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Includes full revenue impact from the Rockwood Acquisition.

(3)
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

Corporate and other

              Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For 2014, EBITDA from Corporate and other for Huntsman Corporation increased by $33 million to a loss of $228 million from a loss of $261 million for 2013. For 2014, EBITDA from Corporate and other for Huntsman International increased by $32 million to a loss of $230 million from a loss of $262 million for 2013. The increase in EBITDA from Corporate and other resulted primarily from a decrease in loss on early extinguishment of debt of $23 million ($28 million loss in 2014 compared to $51 million loss in 2013). For more information regarding the loss on early extinguishment of debt, see "Note 14. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements. The increase in EBITDA also resulted from a $7 million decrease in loss from benzene sales (nil in 2014 compared to $7 million loss in 2013), a $6 million decrease in restructuring, impairment and plant closing costs ($13 million of expense in 2014 compared to $19 million of expense in 2013) and a decrease in legal settlements of $5 million (nil in 2014 compared to $5 million of expense in 2013). For more information concerning restructuring activities see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements. The increase in EBITDA was partially offset by an increase in unallocated foreign exchange losses of $5 million ($5 million loss in 2014 compared to nil in 2013) and an increase in global information technology transition costs of $3 million ($3 million of expense in 2014 compared to nil in 2013).

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

Cash Flows for Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

              Net cash provided by operating activities for 2015 and 2014 was $575 million and $760 million, respectively. The decrease in net cash provided by operating activities during 2015 compared with 2014 was primarily attributable to lower net income as described in "—Results of Operations" above and a $24 million unfavorable variance in operating assets and liabilities for 2015 as compared with 2014.

              Net cash used in investing activities for 2015 and 2014 was $600 million and $1,606 million, respectively. During 2015 and 2014, we paid $663 million and $601 million, respectively, for capital expenditures. During 2014, we paid $1.04 billion for the Rockwood Acquisition, and during 2015 and 2014, we received proceeds from a purchase price adjustment of $18 million and nil, respectively, related to the Rockwood Acquisition. For further information, see "Note 3. Business Combinations" to our consolidated financial statements. During 2015 and 2014, we made investments in Louisiana Pigment Company, L.P. of $42 million and $37 million, respectively, in Nanjing Jinling Huntsman New Materials Co., Ltd. of nil and $62 million, respectively, and in our BASF Huntsman Shanghai Isocyanate Investment B.V. joint venture of $12 million and $9 million, respectively, and we received dividends from Louisiana Pigment Company, L.P. of $48 million each. During 2015 and 2014, we received $1 million and $15 million, respectively, from the sale of businesses and assets. During 2015 and 2014, we received $66 million and nil, respectively, from the termination of cross-currency interest rate contracts.

              Net cash (used in) provided by financing activities for 2015 and 2014 was $(562) million and $1,197 million, respectively. The decrease in net cash provided by financing activities was primarily due to higher net borrowings during 2014, primarily used to fund the Rockwood Acquisition and an increase in repayments of long-term debt in 2015. On March 31, 2015, we issued €300 million (approximately $326 million) aggregate principal amount of 4.25% senior notes due April 1, 2025 ("2025 Senior Notes"). On April 17, 2015, we used the net proceeds of this offering to redeem $289 million ($294 million carrying value) of our 2021 Senior Subordinated Notes. In the third quarter of 2015, we redeemed the remaining $195 million ($198 million carrying value) of our 2021 Senior Subordinated Notes. During 2015, we repurchased $100 million of our common stock.

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

              Net cash used in investing activities for 2014 and 2013 was $1,606 million and $566 million, respectively. During 2014 and 2013, we paid $601 million and $471 million, respectively, for capital expenditures. During 2014, we paid $1.04 billion for Rockwood's Performance Additives and Titanium Dioxide businesses and during 2013 we paid $66 million for the acquisition of businesses. During 2014 and 2013, we made investments in Louisiana Pigment Company, L.P. of $37 million and $60 million, respectively, and in Nanjing Jinling Huntsman New Materials Co., Ltd of $62 million and $37 million, respectively, and we received dividends from Louisiana Pigment Company, L.P. of $48 million and $71 million, respectively.

              Net cash provided by (used in) financing activities for 2014 and 2013 was $1,197 million and $(6) million, respectively. The increase in net cash provided by financing activities was due to higher net borrowings during 2014, primarily used to fund the Rockwood Acquisition, as compared to 2013.

Changes in Financial Condition

              The following information summarizes our working capital (dollars in millions):

	December 31, 2015	December 31, 2014	Increase (Decrease)	Percent Change
Cash and cash equivalents	$257	$860	$(603)	(70)%
Restricted cash	12	10	2	20%
Accounts and notes receivable, net	1,449	1,707	(258)	(15)%
Inventories	1,692	2,025	(333)	(16)%
Prepaid expenses	112	62	50	81%
Deferred income taxes	—	62	(62)	NM
Other current assets	312	313	(1)	—

Total current assets	3,834	5,039	(1,205)	(24)%

Accounts payable	1,061	1,275	(214)	(17)%
Accrued liabilities	686	739	(53)	(7)%
Deferred income taxes	—	51	(51)	NM
Current portion of debt	170	267	(97)	(36)%

Total current liabilities	1,917	2,332	(415)	(18)%

Working capital	$1,917	$2,707	$(790)	(29)%

              Our working capital decreased by $790 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $603 million resulted from the matters identified on our consolidated statements of cash flows.

  •
  Accounts and notes receivable decreased by $258 million mainly due to lower revenues in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 and the appreciation in value of the U.S. dollar.

  •
  Inventories decreased by $333 million mainly due to lower raw material costs and the appreciation in value of the U.S. dollar.

  •
  Prepaid expenses increased primarily due to the prepayment of $49 million of employee termination and other restructuring costs related to the restructuring of our Pigments and Additives, Textile Effects and Performance Products segments. For more information, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

  •
  Effective October 1, 2015, we adopted Accounting Standard Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent on the statement of financial position. We adopted the amendments in this ASU on a prospective basis and classified all deferred tax liabilities and assets as noncurrent on our balance sheet for 2015 only.

  •
  The decrease in accounts payable of $214 million was primarily due to lower purchases consistent with the lower inventory balances noted above and the appreciation in value of the U.S. dollar.

  •
  Current portion of debt decreased by $97 million primarily due to the 2015 reclassification of loan commitments of Arabian Amines Company, our 50%-owned consolidated joint venture, as long-term debt. These loan commitments were classified as current portion of debt at December 31, 2014.

Direct and Subsidiary Debt

              See "Note 14. Debt—Direct and Subsidiary Debt" to our consolidated financial statements.

Debt Issuance Costs

              See "Note 14. Debt—Debt Issuance Costs" to our consolidated financial statements.

Senior Credit Facilities

              See "Note 14. Debt—Senior Credit Facilities" to our consolidated financial statements.

Amendment to Credit Agreement

              See "Note 14. Debt—Amendment to Credit Agreement" to our consolidated financial statements.

A/R Programs

              See "Note 14. Debt—A/R Programs" to our consolidated financial statements.

Notes

              See "Note 14. Debt—Notes" to our consolidated financial statements.

Redemption of Notes and Loss on Early Extinguishment of Debt

              See "Note 14. Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our consolidated financial statements.

Variable Interest Entity Debt

              See "Note 14. Debt—Variable Interest Entity Debt" to our consolidated financial statements.

Other Debt

              See "Note 14. Debt—Other Debt" to our consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

              See "Note 14. Debt—Note Payable from Huntsman International to Huntsman Corporation" to our consolidated financial statements.

Compliance with Covenants

              See "Note 14. Debt—Compliance with Covenants" to our consolidated financial statements.

Maturities

              See "Note 14. Debt—Maturities" to our consolidated financial statements.

Short-Term and Long-Term Liquidity

              We depend upon our cash, credit facilities, accounts receivable securitization programs ("A/R Programs") and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2015, we had $1,023 million of combined cash and unused borrowing capacity, consisting of $269 million in cash and restricted cash, $610 million in availability under our revolving facility ("Revolving Facility"), and $144 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash from our accounts receivable and inventory, net of accounts payable, was approximately $143 million for 2015, as reflected in our consolidated statements of cash flows. We expect volatility in our working capital components to continue.

  •
  During 2016, we expect to spend approximately $450 million on capital expenditures, net of reimbursements. Our future expenditures include certain EHS maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities or construction of new facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund this spending with cash provided by operations.

  •
  During 2015, we made contributions to our pension and postretirement benefit plans of $106 million. During 2016, we expect to contribute an additional amount of approximately $75 million to these plans.

  •
  We are also involved in a number of cost reduction programs for which we have established restructuring accruals. As of December 31, 2015, we had $167 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of approximately $9 million in 2016. For further discussion of these plans and the costs involved, see "Note 11. Restructuring, Impairment and Plant Closing costs" to our consolidated financial statements.

  •
  On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement to repurchase $100 million of our common stock. The accelerated share repurchase agreement was completed in January 2016 with the purchase of approximately 8.6 million shares of Huntsman Corporation common stock. For more information, see "Note 21. Huntsman Corporation Stockholders' Equity" to our consolidated financial statements. Our Company has the remaining $50 million available under this authorization to purchase additional shares.

              As of December 31, 2015, we had $170 million classified as current portion of debt, including $50 million of our term loan C facility ("Term Loan C") due June 30, 2016, debt at our variable interest entities of $14 million, a short term borrowing facility in China totaling $47 million, our scheduled senior credit facilities ("Senior Credit Facilities") amortization payments totaling $25 million, our annual financing of various insurance premiums totaling $15 million, and certain other short-term facilities and scheduled amortization payments totaling $19 million. Although we cannot provide assurances, we intend to renew or extend the majority of these short-term facilities in the current period.

              As of December 31, 2015, we had approximately $217 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, if necessary, to meet our cash needs in the U.S. and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

Contractual Obligations and Commercial Commitments

              Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2015 are summarized below (dollars in millions):

	2016	2017 - 2018	2019 - 2020	After 2020	Total
Long-term debt, including current portion	$170	$815	$1,479	$2,331	$4,795
Interest(1)	211	369	299	156	1,035
Operating leases(2)	87	145	119	202	553
Purchase commitments(3)	1,455	1,483	457	871	4,266

Total(4)(5)	$1,923	$2,812	$2,354	$3,560	$10,649

(1)
Interest calculated using interest rates as of December 31, 2015 and contractual maturity dates assuming no refinancing or extension of debt instruments.

(2)
Future minimum lease payments have not been reduced by minimum sublease rentals of $2 million due in the future under noncancelable subleases.

(3)
We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2016. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2015, 2014 and 2013, we made minimum payments of nil, nil and $7 million, respectively, under such take or pay contracts without taking the product.

(4)
Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans are as follows (dollars in millions):

	2016	2017 - 2018	2019 - 2020	5-Year Average Annual
Pension plans	$67	$227	$235	$113
Other postretirement obligations	9	16	16	8
(5)
The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. For additional discussion on unrecognized tax benefits, see "Note 18. Income Taxes" to our consolidated financial statements.

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

LEGAL PROCEEDINGS

              For a discussion of legal proceedings, see "Note 19. Commitments and Contingencies—Legal Matters" to our consolidated financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

              As noted above in "Part I. Item 1. Business—Environmental, Health and Safety Matters" and "Part I. Item 1A, "Risk Factors," we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition. For a discussion of environmental, health and safety matters, see "Note 20. Environmental, Health and Safety Matters" to our consolidated financial statements.

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

Employee Benefit Programs

              We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., The Netherlands, Belgium and Switzerland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S., Canada and South Africa. Amounts recorded in our consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. These assumptions are described in "Note 17. Employee Benefit Plans" to our consolidated financial statements.

              Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

Assumptions	Statement of Operations(1)	Balance Sheet Impact(2)
Discount rate
—1% increase	$(42)	$(544)
—1% decrease	43	678
Expected long-term rates of return on plan assets
—1% increase	(41)	—
—1% decrease	41	—
Rate of compensation increase
—1% increase	12	94
—1% decrease	(14)	(86)

(1)
Estimated increase (decrease) on 2015 net periodic benefit cost

(2)
Estimated increase (decrease) on December 31, 2015 pension and postretirement liabilities and accumulated other comprehensive loss

Goodwill

              We test our goodwill for impairment at least annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill has been assigned to reporting units for purposes of impairment testing. Approximately 68% of our goodwill balance relates to our Advanced Materials reporting unit. The remaining goodwill relates to three other reporting units.

              Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. The estimated fair values of our reporting units are dependent on several significant assumptions including, among others, market information, operating results, earnings projections and anticipated future cash flows.

              We tested goodwill for impairment at the beginning of the third quarter of 2015 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. Our most recent fair value determination resulted in an amount that exceeded the carrying amounts of all reporting units by a significant margin.

Income Taxes

              We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2015, we had total valuation allowances of $784 million. See "Note 18. Income Taxes" to our consolidated financial statements for more information regarding our valuation allowances.

              For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries that are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. We have material intercompany debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation, combined with the ability to return cash to the U.S. through payments of intercompany debt owed by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend we will utilize our intercompany debt. If any earnings were repatriated via dividend, we may need to accrue and pay taxes on the distributions. As discussed in "Note 18. Income Taxes" to our consolidated financial statements, we made a distribution of a portion of our earnings in 2015 and 2013 when the amount of foreign tax credits associated with the distribution was greater than the amount of tax otherwise due. The undistributed earnings of foreign subsidiaries with positive earnings that are deemed to be permanently invested were approximately $354 million at December 31, 2015. It is not practicable to determine the unrecognized deferred tax liability on those earnings because of the significant assumptions necessary to compute the tax.

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

              Management uses judgment to estimate the useful lives of our long-lived assets. At December 31, 2015, if the estimated useful lives of our property, plant and equipment had either been one year greater or one year less than their recorded lives, then depreciation expense for 2015 would have been approximately $35 million less or $41 million greater, respectively.

              We are required to evaluate the carrying value of our long-lived tangible and intangible assets whenever events indicate that such carrying value may not be recoverable in the future or when management's plans change regarding those assets, such as idling or closing a plant. We evaluate impairment by comparing undiscounted cash flows of the related asset groups that are largely independent of the cash flows of other asset groups to their carrying values. Key assumptions in determining the future cash flows include the useful life, technology, competitive pressures, raw material pricing and regulations. In connection with our asset evaluation policy, we reviewed all of our long-lived assets for indicators that the carrying value may not be recoverable. During 2015, we recorded an impairment charge of $19 million related to the impairment of our Pigments and Additives South African asset group. See "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Restructuring and Plant Closing Costs

              We have recorded restructuring charges in recent periods in connection with closing certain plant locations, workforce reductions and other cost savings programs in each of our business segments. These charges are recorded when management has committed to a plan and incurred a liability related to the plan. Estimates for plant closing costs include the write-off of the carrying value of the plant, any necessary environmental and/or regulatory costs, contract termination and demolition costs. Estimates for workforce reductions and other costs savings are recorded based upon estimates of the number of positions to be terminated, termination benefits to be provided and other information, as necessary. Management evaluates the estimates on a quarterly basis and will adjust the reserve when information indicates that the estimate is above or below the currently recorded estimate. For further discussion of our restructuring activities, see "Note 11. Restructuring, Impairment and Plant Closing Costs" to our consolidated financial statements.

Contingent Loss Accruals

              Environmental remediation costs for our facilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimates of environmental reserves require evaluating government regulation, available technology, site-specific information and remediation alternatives. We accrue an amount equal to our best estimate of the costs to remediate based upon the available information. The extent of environmental impacts may not be fully known and the processes and costs of remediation may change as new information is obtained or technology for remediation is improved. Our process for estimating the expected cost for remediation considers the information available, technology that can be utilized and estimates of the extent of environmental damage. Adjustments to our estimates are made periodically based upon additional information received as remediation progresses. For further information, see "Note 20. Environmental, Health and Safety Matters" to our consolidated financial statements.

              We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see "Note 19. Commitments and Contingencies—Legal Matters" to our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

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

              Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive (loss) income (dollars in millions):

December 31, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 noncurrent liability
50	January 2015	April 2017	2.5%	1 noncurrent liability

December 31, 2014
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	January 2010	January 2015	2.8%	less than $1 current liability
50	December 2014	April 2017	2.5%	2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

              Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities" to our consolidated financial statements. The notional amount of the swap as of December 31, 2015 was $24 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2015 and 2014, the fair value of the swap was $2 million and $3 million, respectively, and was recorded as other current liabilities on our consolidated balance sheets. For 2015 and 2014, we recorded a reduction of interest expense of $1 million and $1 million, respectively, due to changes in fair value of the swap.

              For the years ended December 31, 2015 and 2014, the changes in accumulated other comprehensive gain (loss) associated with these cash flow hedging activities were gains of approximately $1 million and $2 million, respectively.

              During 2016, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

              Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2015 and 2014, we had approximately $176 million and $179 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

              In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. The swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of December 31, 2015 the fair value of this swap was $28 million and was recorded in noncurrent assets.

              On March 17, 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. As of December 31, 2014, the fair value of this swap was $43 million, and was recorded in current assets. During the three months ended March 31, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

              We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2015, we have designated approximately €751 million (approximately $821 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2015, 2014 and 2013, the amount of gain (loss) recognized on the hedge of our net investment was $68 million, $97 million and $(22) million, respectively, and was recorded in other comprehensive (loss) income. As of December 31, 2015, we had approximately €1,213 million (approximately $1,325 million) in net euro assets.

COMMODITY PRICES RISK

              Inherent in our business is exposure to price changes for several commodities. However, our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. Consequently, we do not generally hedge our commodity exposures.

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

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

              Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

              No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

              Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2015, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) ("COSO").

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

MANAGEMENT'S PROCESS TO ASSESS THE EFFECTIVENESS OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

              To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we completed a comprehensive compliance process to evaluate our internal control over financial reporting for our Company and Huntsman International. We involved employees at all levels of our Company during 2015 in training, performing and evaluating our internal controls.

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

February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

              We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

              In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

              We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 16, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

              We have audited the internal control over financial reporting of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

              In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

              We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 16, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2016

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

1.
Consolidated Financial Statements:

See Index to Consolidated Financial Statements on page F-1

2.
Financial Statement Schedules:

Other than as stated on the Index to Consolidated Financial Statements on page F-1 with respect to Schedule I and Schedule II, financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.
Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)
Description of exhibits.

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Fourth Amended and Restated Bylaws of Huntsman Corporation effective September 12, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 12, 2013)
4.1	Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))
4.2	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)
4.3	Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)
4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)
4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)

Number	Description
4.6	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
4.7	Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)
4.8	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)
4.9	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)
4.10	Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2013)
4.11	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2013)
4.12	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.10) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2013)
4.13	Indenture, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
4.14	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
4.15	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.13) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
4.16	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.17	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.16) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.18	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.16) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)

Number	Description
10.4	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.6	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.9	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))
10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)
10.11	Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))
10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.16	Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))
10.17	Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2007 (File No. 001-32427))

Number	Description
10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.23	Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009) (File No. 001-32427)
10.26	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009) (File No. 001-32427)
10.27	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)
10.28	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)
10.29	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)
10.30	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)

Number	Description
10.31	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)
10.32	Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)
10.33	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)
10.34	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)
10.35	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)
10.36	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)
10.37	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)
10.38	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)
10.39	Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)
10.40	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)
10.41	Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
10.42	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)
10.43	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)
10.44	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)
10.45	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)
10.46	Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)

Number	Description
10.47	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)
10.48	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)
10.49	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.56 to our annual report on Form 10-K filed on February 12, 2013)
10.50	Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)
10.51	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)
10.52	Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 2, 2013)
10.53	Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013)
10.54	Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)
10.55	Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013) as amended by Amendment to Stock Purchase Agreement dated as of March 20, 2014 (incorporated by reference to Exhibit 2.1 to our quarterly report on Form 10-Q filed on April 29, 2014) as amended by Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on July 30, 2014) as amended by Amendment No. 3 to Stock Purchase Agreement dated as of September 30, 2014 (incorporated by reference to Exhibit 2.2 to our quarterly report on Form 10-Q filed on October 27, 2014)
10.56	Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)
10.57	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2013)
10.58	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2014)

Number	Description
10.59	Eleventh Amendment, dated as of August 12, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.60	Twelfth Amendment, dated as of August 13, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.61	Thirteenth Amendment to Credit Agreement, dated as of October 1, 2014, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 7, 2014)
10.62	Registration Rights Agreement, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
10.63	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.65 to our annual report on Form 10-K filed on February 18, 2015)
10.64	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.66 to our annual report on Form 10-K filed on February 18, 2015)
10.65	Registration Rights Agreement, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein and the several initial purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 2, 2015)
10.66	Master Amendment No. 4 to the European Receivables Loan Agreement, the Servicing Agreement, the Liquidation Servicer Agreement and the Transaction Documents, dated as of March 5, 2015 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2015)
10.67	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 2, 2015)
10.68	Fourteenth Amendment to Credit Agreement, dated as of August 10, 2015, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 10, 2015)
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2016

HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 16 day of February 2016.

/s/ JON M. HUNTSMAN Jon M. Huntsman Executive Chairman of the Board and Director	/s/ PETER R. HUNTSMAN Peter R. Huntsman President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)
/s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman of the Compensation Committee and Director	/s/ WAYNE A. REAUD Wayne A. Reaud Chairman of the Litigation Committee and Director
/s/ ALVIN V. SHOEMAKER Alvin V. Shoemaker Director	/s/ M. ANTHONY BURNS M. Anthony Burns Chairman of the Audit Committee and Director
/s/ MARY C. BECKERLE Mary C. Beckerle Director	/s/ SIR ROBERT MARGETTS Sir Robert Margetts Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 16 day of February 2016.

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
/s/ DAVID M. STRYKER David M. Stryker Executive Vice President, General Counsel Chief Compliance Officer and Secretary

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F-4
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2015, 2014 and 2013	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-8
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-10
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-11
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F-12
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2015, 2014 and 2013	F-13
Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013	F-14
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-15
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-17
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F-102
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F-107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Huntsman Corporation and subsidiaries

              We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

              In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

              We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2016

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$257	$860
Restricted cash(a)	12	10
Accounts and notes receivable (net of allowance for doubtful accounts of $26 and $34, respectively), ($438 and $472 pledged as collateral, respectively)(a)	1,420	1,665
Accounts receivable from affiliates	29	42
Inventories(a)	1,692	2,025
Prepaid expenses	112	62
Deferred income taxes	—	62
Other current assets(a)	312	313

Total current assets	3,834	5,039
Property, plant and equipment, net(a)	4,446	4,423
Investment in unconsolidated affiliates	347	350
Intangible assets, net(a)	86	95
Goodwill	116	122
Deferred income taxes	418	435
Other noncurrent assets(a)	573	459

Total assets	$9,820	$10,923

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,034	$1,218
Accounts payable to affiliates	27	57
Accrued liabilities(a)	686	739
Deferred income taxes	—	51
Current portion of debt(a)	170	267

Total current liabilities	1,917	2,332
Long-term debt(a)	4,625	4,854
Notes payable to affiliates	1	6
Deferred income taxes	422	333
Other noncurrent liabilities(a)	1,226	1,447

Total liabilities	8,191	8,972
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 249,483,541 and 248,893,036 issued and 237,080,026 and 243,416,979 outstanding in 2015 and 2014, respectively	3	3
Additional paid-in capital	3,407	3,385
Treasury stock, 11,162,454 and 4,043,526 shares in 2015 and 2014, respectively	(135)	(50)
Unearned stock-based compensation	(17)	(14)
Accumulated deficit	(528)	(493)
Accumulated other comprehensive loss	(1,288)	(1,053)

Total Huntsman Corporation stockholders' equity	1,442	1,778
Noncontrolling interests in subsidiaries	187	173

Total equity	1,629	1,951

Total liabilities and equity	$9,820	$10,923

(a)
At December 31, 2015 and December 31, 2014, respectively, $34 and $46 of cash and cash equivalents, $12 and $10 of restricted cash, $26 and $41 of accounts and notes receivable (net), $54 and $68 of inventories, $5 and $6 of other current assets, $307 and $339 of property, plant and equipment (net), $36 and $40 of intangible assets (net), $38 and $27 of other noncurrent assets, $82 and $92 of accounts payable, $27 and $37 of accrued liabilities, $15 and $172 of current portion of debt, $137 and $36 of long-term debt, and $54 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2015	2014	2013
Revenues:
Trade sales, services and fees, net	$10,168	$11,317	$10,847
Related party sales	131	261	232

Total revenues	10,299	11,578	11,079
Cost of goods sold	8,451	9,659	9,326

Gross profit	1,848	1,919	1,753
Operating expenses:
Selling, general and administrative	982	974	942
Research and development	160	158	140
Other operating (income) expense	(1)	(4)	10
Restructuring, impairment and plant closing costs	302	158	151

Total expenses	1,443	1,286	1,243

Operating income	405	633	510
Interest expense	(205)	(205)	(190)
Equity in income of investment in unconsolidated affiliates	6	6	8
Loss on early extinguishment of debt	(31)	(28)	(51)
Other income (loss)	1	(2)	2

Income from continuing operations before income taxes	176	404	279
Income tax expense	(46)	(51)	(125)

Income from continuing operations	130	353	154
Loss from discontinued operations	(4)	(8)	(5)

Net income	126	345	149
Net income attributable to noncontrolling interests	(33)	(22)	(21)

Net income attributable to Huntsman Corporation	$93	$323	$128

(continued)

 HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2015	2014	2013
Basic income (loss) per share:
Income from continuing operations attributable to
Huntsman Corporation common stockholders	$0.40	$1.36	$0.55
Loss from discontinued operations attributable to Huntsman
Corporation common stockholders, net of tax	(0.02)	(0.03)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.38	$1.33	$0.53

Weighted average shares	242.8	242.1	239.7

Diluted income (loss) per share:
Income from continuing operations attributable to
Huntsman Corporation common stockholders	$0.40	$1.34	$0.55
Loss from discontinued operations attributable to Huntsman
Corporation common stockholders, net of tax	(0.02)	(0.03)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.38	$1.31	$0.53

Weighted average shares	245.4	246.0	242.4

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$97	$331	$133
Loss from discontinued operations, net of tax	(4)	(8)	(5)

Net income	$93	$323	$128

Dividends per share	$0.50	$0.50	$0.50

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Millions)

	Year ended December 31,
	2015	2014	2013
Net income	$126	$345	$149
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(313)	(221)	(23)
Pension and other postretirement benefits adjustments	66	(271)	185
Other, net	7	1	10

Other comprehensive (loss) income, net of tax	(240)	(491)	172

Comprehensive (loss) income	(114)	(146)	321
Comprehensive income attributable to noncontrolling interests	(28)	(7)	(26)

Comprehensive (loss) income attributable to Huntsman Corporation	$(142)	$(153)	$295

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2013	238,273,422	2	3,264	(50)	(12)	(687)	(744)	123	1,896
Net income	—	—	—	—	—	128	—	21	149
Other comprehensive income	—	—	—	—	—	—	167	5	172
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	8	—	13	—	—	—	21
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	1,364,341	—	13	—	—	—	—	—	13
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	—	(2)
Dividends declared on common stock	—	—	—	—	—	(120)	—	—	(120)

Balance, December 31, 2013	240,401,442	2	3,305	(50)	(13)	(687)	(577)	149	2,129
Net income	—	—	—	—	—	323	—	22	345
Other comprehensive loss	—	—	—	—	—	—	(476)	(15)	(491)
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—	—
Vesting of stock awards	1,018,050	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	10	—	14	—	—	—	24
Repurchase and cancellation of stock awards	(302,200)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	2,299,687	1	47	—	—	—	—	—	48
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	—	—	—	5	5
Acquisition of a business	—	—	—	—	—	—	—	16	16
Dividends declared on common stock	—	—	—	—	—	(121)	—	—	(121)

Balance, December 31, 2014	243,416,979	3	3,385	(50)	(14)	(493)	(1,053)	173	1,951
Net income	—	—	—	—	—	93	—	33	126
Other comprehensive loss	—	—	—	—	—	—	(235)	(5)	(240)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	1,037,743	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	10	—	16	—	—	—	26
Repurchase and cancellation of stock awards	(304,340)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	48,572	—	1	—	—	—	—	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(14)	(14)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Cash paid for noncontrolling interest			(1)						(1)
Treasury stock repurchased	(7,118,928)	—	(15)	(85)	—	—	—	—	(100)
Dividends declared on common stock	—	—	—	—	—	(121)	—	—	(121)

Balance, December 31, 2015	237,080,026	$ 3	$ 3,407	$(135)	$ (17)	$ (528)	$ (1,288)	$ 187	$1,629

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$126	$345	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(6)	(6)	(8)
Depreciation and amortization	399	445	448
Provision for losses on accounts receivable	1	—	2
Loss on disposal of businesses/assets, net	4	4	5
Loss on early extinguishment of debt	31	28	51
Noncash interest expense	11	11	11
Noncash restructuring and impairment charges	112	37	13
Deferred income taxes	(25)	(51)	10
Noncash loss on foreign currency transactions	7	15	31
Stock-based compensation	30	28	29
Other, net	3	(2)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	121	2	(11)
Inventories	179	(20)	77
Prepaid expenses	(52)	(2)	(11)
Other current assets	(64)	(44)	23
Other noncurrent assets	(98)	(44)	(113)
Accounts payable	(157)	86	(12)
Accrued liabilities	(9)	11	(39)
Other noncurrent liabilities	(38)	(83)	53

Net cash provided by operating activities	575	760	708

Investing Activities:
Capital expenditures	(663)	(601)	(471)
Cash received from unconsolidated affiliates	48	51	71
Investment in unconsolidated affiliates	(54)	(108)	(104)
Acquisition of businesses, net of cash acquired	(14)	(960)	(66)
Cash received from purchase price adjustment for business acquired	18	—	—
Proceeds from sale of businesses/assets	1	15	2
Cash received from termination of cross-currency interest rate contracts	66	—	—
Change in restricted cash	(3)	—	—
Other, net	1	(3)	2

Net cash used in investing activities	(600)	(1,606)	(566)

(continued)

 HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2015	2014	2013
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(1)	$(4)
Net repayments on overdraft facilities	(8)	(5)	(9)
Repayments of short-term debt	—	(8)	(18)
Borrowings on short-term debt	12	15	15
Repayments of long-term debt	(604)	(418)	(840)
Proceeds from issuance of long-term debt	326	1,792	979
Repayments of notes payable	(33)	(34)	(40)
Borrowings on notes payable	34	33	35
Debt issuance costs paid	(8)	(67)	(11)
Call premiums related to early extinguishment of debt	(35)	(24)	(4)
Contingent consideration paid for acquisition	(4)	(6)	—
Dividends paid to common stockholders	(121)	(121)	(120)
Dividends paid to noncontrolling interests	(14)	(4)	—
Repurchase and cancellation of stock awards	(7)	(7)	(6)
Proceeds from issuance of common stock	1	47	13
Repurchase of common stock	(100)	—	—
Excess tax benefit related to stock-based compensation	1	1	1
Other, net	(1)	4	3

Net cash (used in) provided by financing activities	(562)	1,197	(6)

Effect of exchange rate changes on cash	(16)	(11)	(3)

(Decrease) increase in cash and cash equivalents	(603)	340	133
Cash and cash equivalents at beginning of period	860	520	387

Cash and cash equivalents at end of period	$257	$860	$520

Supplemental cash flow information:
Cash paid for interest	$225	$208	$187
Cash paid for income taxes	126	165	78

              As of December 31, 2015, 2014 and 2013, the amount of capital expenditures in accounts payable was $79 million, $88 million and $73 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Huntsman International LLC and subsidiaries

              We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

              In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman International LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

              We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2016

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Unit Amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents(a)	$257	$710
Restricted cash(a)	12	10
Accounts and notes receivable (net of allowance for doubtful accounts of $26 and $34, respectively), ($438 and $472 pledged as collateral, respectively)(a)	1,420	1,665
Accounts receivable from affiliates	340	346
Inventories(a)	1,692	2,025
Prepaid expenses	111	61
Deferred income taxes	—	62
Other current assets(a)	306	306

Total current assets	4,138	5,185
Property, plant and equipment, net(a)	4,410	4,375
Investment in unconsolidated affiliates	347	350
Intangible assets, net(a)	86	96
Goodwill	116	122
Deferred income taxes	418	435
Other noncurrent assets(a)	573	459

Total assets	$10,088	$11,022

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,034	$1,218
Accounts payable to affiliates	52	74
Accrued liabilities(a)	683	736
Deferred income taxes	—	52
Notes payable to affiliates	100	100
Current portion of debt(a)	170	267

Total current liabilities	2,039	2,447
Long-term debt(a)	4,625	4,854
Notes payable to affiliates	698	656
Deferred income taxes	418	326
Other noncurrent liabilities(a)	1,224	1,443

Total liabilities	9,004	9,726
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,196	3,166
Accumulated deficit	(983)	(956)
Accumulated other comprehensive loss	(1,316)	(1,087)

Total Huntsman International LLC members' equity	897	1,123
Noncontrolling interests in subsidiaries	187	173

Total equity	1,084	1,296

Total liabilities and equity	$10,088	$11,022

(a)
At December 31, 2015 and December 31, 2014, respectively, $34 and $46 of cash and cash equivalents, $12 and $10 of restricted cash, $26 and $41 of accounts and notes receivable (net), $54 and $68 of inventories, $5 and $6 of other current assets, $307 and $339 of property, plant and equipment (net), $36 and $40 of intangible assets (net), $38 and $27 of other noncurrent assets, $82 and $92 of accounts payable, $27 and $37 of accrued liabilities, $15 and $172 of current portion of debt, $137 and $36 of long-term debt, and $54 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See "Note 7. Variable Interest Entities."

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions)

	Year ended December 31,
	2015	2014	2013
Revenues:
Trade sales, services and fees, net	$10,168	$11,317	$10,847
Related party sales	131	261	232

Total revenues	10,299	11,578	11,079
Cost of goods sold	8,447	9,651	9,309

Gross profit	1,852	1,927	1,770
Operating expenses:
Selling, general and administrative	977	969	936
Research and development	160	158	140
Other operating (income) expense	—	(4)	10
Restructuring, impairment and plant closing costs	302	158	151

Total expenses	1,439	1,281	1,237

Operating income	413	646	533
Interest expense	(214)	(214)	(203)
Equity in income of investment in unconsolidated affiliates	6	6	8
Loss on early extinguishment of debt	(31)	(28)	(51)
Other income (loss)	2	(1)	2

Income from continuing operations before income taxes	176	409	289
Income tax expense	(45)	(43)	(137)

Income from continuing operations	131	366	152
Loss from discontinued operations, net of tax	(4)	(9)	(5)

Net income	127	357	147
Net income attributable to noncontrolling interests	(33)	(22)	(21)

Net income attributable to Huntsman International LLC	$94	$335	$126

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Millions)

	Year ended December 31,
	2015	2014	2013
Net income	$127	$357	$147
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(314)	(221)	(25)
Pension and other postretirement benefits adjustments	73	(264)	193
Other, net	7	1	10

Other comprehensive (loss) income, net of tax	(234)	(484)	178

Comprehensive (loss) income	(107)	(127)	325
Comprehensive income attributable to noncontrolling interests	(28)	(7)	(26)

Comprehensive (loss) income attributable to Huntsman International LLC	$(135)	$(134)	$299

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries	Total equity
	Units	Amount
Balance, January 1, 2013	2,728	$3,109	$(1,224)	$ (791)	$ 123	$1,217
Net income	—	—	126	—	21	147
Dividends paid to parent	—	—	(96)	—	—	(96)
Other comprehensive income	—	—	—	173	5	178
Contribution from parent	—	28	—	—	—	28
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, December 31, 2013	2,728	3,138	(1,194)	(618)	149	1,475
Net income	—	—	335	—	22	357
Dividends paid to parent	—	—	(97)	—	—	(97)
Other comprehensive income	—	—	—	(469)	(15)	(484)
Contribution from parent	—	27	—	—	—	27
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1
Cash received for a noncontrolling interest of a subsidiary	—	—	—	—	5	5
Acquisition of a business	—	—	—	—	16	16

Balance, December 31, 2014	2,728	3,166	(956)	(1,087)	173	1,296
Net income	—	—	94	—	33	127
Dividends paid to parent	—	—	(121)	—	—	(121)
Other comprehensive income	—	—	—	(229)	(5)	(234)
Contribution from parent	—	29	—	—	—	29
Dividends paid to noncontrolling interests	—	—	—	—	(14)	(14)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, December 31, 2015	2,728	$3,196	$(983)	$ (1,316)	$ 187	$1,084

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$127	$357	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(6)	(6)	(8)
Depreciation and amortization	387	430	424
Provision for losses on accounts receivable	1	—	2
Loss on disposal of businesses/assets, net	4	4	5
Loss on early extinguishment of debt	31	28	51
Noncash interest expense	20	21	23
Noncash restructuring and impairment charges	112	37	13
Deferred income taxes	(24)	(48)	56
Noncash loss on foreign currency transactions	7	15	31
Noncash compensation	29	27	28
Other, net	4	(3)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	121	2	(11)
Inventories	179	(20)	77
Prepaid expenses	(52)	(2)	(11)
Other current assets	(66)	(37)	23
Other noncurrent assets	(98)	(44)	(113)
Accounts payable	(166)	76	(24)
Accrued liabilities	(9)	(8)	(39)
Other noncurrent liabilities	(31)	(75)	60

Net cash provided by operating activities	570	754	734

Investing Activities:
Capital expenditures	(663)	(601)	(471)
Cash received from unconsolidated affiliates	48	51	71
Investment in unconsolidated affiliates	(54)	(108)	(104)
Acquisition of businesses, net of cash acquired	(14)	(960)	(66)
Cash received from purchase price adjustment for business acquired	18	—	—
Proceeds from sale of businesses/assets	1	15	2
Decrease (increase) in receivable from affiliate	1	(2)	(48)
Cash received from termination of cross-currency interest rate contracts	66	—	—
Change in restricted cash	(3)	—	—
Other, net	1	(2)	2

Net cash used in investing activities	(599)	(1,607)	(614)

(continued)

 HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2015	2014	2013
Financing Activities:
Net repayments under revolving loan facilities	$(1)	$(1)	$(4)
Net repayments on overdraft facilities	(8)	(5)	(9)
Repayments of short-term debt	—	(8)	(18)
Borrowings on short-term debt	12	15	15
Repayments of long-term debt	(604)	(418)	(840)
Proceeds from issuance of long-term debt	326	1,792	979
Repayments of notes payable to affiliate	(148)	(122)	—
Proceeds from notes payable to affiliate	195	—	177
Repayments of notes payable	(33)	(34)	(40)
Borrowings on notes payable	34	33	35
Debt issuance costs paid	(8)	(67)	(11)
Call premiums related to early extinguishment of debt	(35)	(24)	(4)
Contingent consideration paid for acquisition	(4)	(6)	—
Dividends paid to noncontrolling interests	(14)	(4)	—
Dividends paid to parent	(121)	(97)	(96)
Excess tax benefit related to stock-based compensation	1	1	1
Other, net	—	4	3

Net cash (used in) provided by financing activities	(408)	1,059	188

Effect of exchange rate changes on cash	(16)	(11)	(3)

(Decrease) increase in cash and cash equivalents	(453)	195	305
Cash and cash equivalents at beginning of period	710	515	210

Cash and cash equivalents at end of period	$257	$710	$515

Supplemental cash flow information:
Cash paid for interest	$225	$208	$205
Cash paid for income taxes	126	165	44

              As of December 31, 2015, 2014 and 2013, the amount of capital expenditures in accounts payable was $79 million, $88 million and $73 million, respectively. During the years ended 2015, 2014 and 2013, Huntsman Corporation contributed $29 million, $27 million and $28 million, respectively to stock-based compensation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ASSET RETIREMENT OBLIGATIONS

              We accrue for asset retirement obligations, which consist primarily of landfill capping, closure and post-closure costs, asbestos abatement costs, demolition and removal costs and leasehold remediation costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its estimated settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

CARRYING VALUE OF LONG-LIVED ASSETS

              We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved or selling price of assets held for sale. See "Note 11. Restructuring, Impairment and Plant Closing Costs."

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

              If a subsidiary operates in an economic environment that is considered to be highly inflationary (100% cumulative inflation over a three-year period), the U.S. dollar is considered to be the functional currency and gains and losses from remeasurement to the U.S. dollar from the local currency are included in the statement of operations. Where a subsidiary's operations are effectively run, managed, financed and contracted in U.S. dollars, such as certain finance subsidiaries outside of the U.S., the U.S. dollar is considered to be the functional currency.

              Foreign currency transaction gains and losses are recorded in other operating (income) expense in our consolidated statements of operations and were net losses of $7 million, $15 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

INTANGIBLE ASSETS AND GOODWILL

              Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

Patents and technology	5 - 30 years
Trademarks	9 - 30 years
Licenses and other agreements	5 - 15 years
Other intangibles	5 - 15 years

              Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to any method of amortization, but is tested for impairment annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When the fair value is less than the carrying value of the related reporting unit, we are required to reduce the amount of goodwill through a charge to earnings. Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. Goodwill has been assigned to reporting units for purposes of impairment testing. The net change to goodwill in response to changes in foreign currency exchange rates during 2015 was $6 million.

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

              Basic and diluted income per share is determined using the following information (in millions):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$97	$331	$133

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$93	$323	$128

Shares (denominator):
Weighted average shares outstanding	242.8	242.1	239.7
Dilutive securities:
Stock-based awards	2.6	3.9	2.7

Total weighted average shares outstanding, including dilutive shares	245.4	246.0	242.4

              Additional stock-based awards of 6.1 million, 1.0 million and 7.3 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

OTHER NONCURRENT ASSETS

              Other noncurrent assets consist primarily of spare parts, the overfunded portion related to defined benefit plans for employees and capitalized turnaround costs.

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

              Interest expense capitalized as part of plant and equipment was $22 million, $16 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

RECLASSIFICATIONS

              Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. Effective October 1, 2015, we retroactively applied, and information in this report reflects, the presentation and disclosure requirements of ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. See "—Recently Issued Accounting Pronouncements."

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

SECURITIZATION OF ACCOUNTS RECEIVABLE

              Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing in both U.S. dollars and euros. The amounts outstanding under our A/R Programs are accounted for as secured borrowings. See "Note 14. Debt—Direct and Subsidiary Debt—A/R Programs."

STOCK-BASED COMPENSATION

              We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. See "Note 22. Stock-Based Compensation Plan."

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2015

              In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changing the criteria for reporting discontinued operations and enhancing reporting requirements for discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Further, the amendments in this ASU will require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this ASU are effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We adopted the amendments in this ASU effective January 1, 2015, and the initial adoption of the amendments in this ASU did not have a significant impact on our consolidated financial statements.

              In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and that amortization of debt issuance costs shall be reported as interest expense. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. Entities would apply the new guidance retrospectively to all prior periods. We adopted the amendments in this ASU effective October 1, 2015 and have presented debt issuance costs as a direct deduction from the carrying amount of debt in our consolidated financial statements retrospectively to all prior periods. Debt issuance costs were previously presented as other noncurrent assets in our consolidated financial statements.

              In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the current reporting period in which the adjustment amounts are determined and calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this

ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We adopted the amendments in this ASU effective October 1, 2015, and the initial adoption of the amendments in this ASU did not have a significant impact on our consolidated financial statements.

              In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted the amendments in this ASU effective October 1, 2015 and have classified, on a prospective basis, all deferred tax liabilities and assets as noncurrent on our consolidated financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

              In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014-09 for all entities by one year. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014-09 should be applied retrospectively, and early application is permitted. We are currently evaluating the impact of the adoption of the amendments in ASU No. 2014-09 on our consolidated financial statements.

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

              In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in the ASU is not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS

ROCKWOOD ACQUISITION

              On October 1, 2014, we completed the acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. We paid $1.02 billion in cash and assumed certain unfunded pension liabilities in connection with the Rockwood Acquisition. The acquisition was financed using a bank term loan. The majority of the acquired businesses have been integrated into our Pigments and Additives segment. Transaction costs charged to expense related to this acquisition were approximately nil, $24 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were recorded in selling, general and administrative expenses in our consolidated statements of operations.

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

Cash paid for Rockwood Acquisition in 2014	$1,038
Purchase price adjustment received in 2015	(18)

Net acquisition cost	$1,020

Fair value of assets acquired and liabilities assumed:
Cash	$77
Accounts receivable	220
Inventories	401
Prepaid expenses and other current assets	55
Property, plant and equipment	665
Intangible assets	31
Deferred income taxes, non-current	106
Other assets	8
Accounts payable	(146)
Accrued expenses and other current liabilities	(106)
Long-term debt, non-current	(3)
Pension and related liabilities	(233)
Deferred income taxes, non-current	(9)
Other liabilities	(30)

Total fair value of net assets acquired	1,036

Noncontrolling interest	(16)

Total	$1,020

              During the second quarter of 2015, we received $18 million related to the settlement of certain purchase price adjustments. As a result of the finalization of the valuation of the assets and liabilities, reallocations were made in certain property, plant and equipment, deferred tax, accrued liability and other long-term liability balances. None of the fair value of this acquisition was allocated to goodwill. Intangible assets acquired consist primarily of developed technology, trademarks and customer relationships, all of which are being amortized over nine years. The noncontrolling interest primarily relates to Viance, a 50%-owned joint venture with Dow Chemical acquired as part of the Rockwood Acquisition. The noncontrolling interest was valued at 50% of the fair value of the net assets of Viance as of October 1, 2014, as dictated by the ownership interest percentages. If the Rockwood Acquisition were to have occurred on January 1, 2013, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions, except per share amounts):

Huntsman Corporation

	Pro Forma
	Year ended December 31, (Unaudited)
	2014	2013
Revenues	$12,724	$12,599
Net income attributable to Huntsman Corporation	398	100
Income per share:
Basic	$1.64	$0.42
Diluted	1.62	0.41

Huntsman International

	Pro Forma
	Year ended December 31, (Unaudited)
	2014	2013
Revenues	$12,724	$12,599
Net income attributable to Huntsman International	410	98

OXID ACQUISITION

              On August 29, 2013, we completed the acquisition of the chemical business of Oxid L.P. (the "Oxid Acquisition"). The acquisition cost of approximately $76 million consisted of cash payments of approximately $66 million and contingent consideration of $10 million. The contingent consideration related to an earn-out agreement which would be paid over two years if certain conditions were met. Related to this earn-out agreement, $6 million was paid during 2014 and the balance has been paid in 2015. The acquired business has been integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were not significant.

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

              Intangible assets acquired consist primarily of developed technology and customer relationships, both of which are being amortized over 15 years. If the Oxid Acquisition were to have occurred on January 1, 2013, the following estimated pro forma revenues and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions, except per share amounts):

Huntsman Corporation

Pro Forma
Year ended December 31, 2013 (Unaudited)
Revenues	$11,142
Net income attributable to Huntsman Corporation	135
Income per share:
Basic	$0.56
Diluted	0.56

Huntsman International

Pro Forma
Year ended December 31, 2013 (Unaudited)
Revenues	$11,142
Net income attributable to Huntsman International	133

4. INVENTORIES

              Inventories consisted of the following (dollars in millions):

	December 31,
	2015	2014
Raw materials and supplies	$389	$508
Work in progress	125	96
Finished goods	1,221	1,494

Total	1,735	2,098
LIFO reserves	(43)	(73)

Net inventories	$1,692	$2,025

              For both December 31, 2015 and 2014, approximately 9% of inventories were recorded using the LIFO cost method.

5. PROPERTY, PLANT AND EQUIPMENT

              The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2015	2014
Land	$208	$227
Buildings	793	799
Plant and equipment	6,981	6,889
Construction in progress	935	869

Total	8,917	8,784
Less accumulated depreciation	(4,471)	(4,361)

Net	$4,446	$4,423

              Depreciation expense for 2015, 2014 and 2013 was $377 million, $413 million and $415 million, respectively, of which nil, nil and $2 million was related to discontinued operations in 2015, 2014 and 2013, respectively.

Huntsman International

	December 31,
	2015	2014
Land	$208	$227
Buildings	793	799
Plant and equipment	7,009	6,918
Construction in progress	935	869

Total	8,945	8,813
Less accumulated depreciation	(4,535)	(4,438)

Net	$4,410	$4,375

              Depreciation expense for 2015, 2014 and 2013 was $365 million, $398 million and $391 million, respectively, of which nil, nil and $2 million was related to discontinued operations in 2015, 2014 and 2013, respectively.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES

              Investments in companies in which we exercise significant influence, but do not control, are accounted for using the equity method. Investments in companies in which we do not exercise significant influence are accounted for using the cost method.

              Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2015	2014
Equity Method:
Louisiana Pigment Company, L.P. (50%)	$84	$91
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(1)	116	100
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	120	122
Jurong Ningwu New Materials Development Co., Ltd. (30%)	18	16
Nippon Aqua Co., Ltd (15%)(2)	—	12

Total equity method investments	338	341
Cost Method:
International Diol Company (4%)	5	5
White Mountain Titanium Corporation (3%)	3	3
Others	1	1

Total investments	$347	$350

(1)
We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

(2)
As of April 1, 2015, we no longer exercise significant influence in our investment in Nippon Aqua Co., Ltd., for which we previously accounted using the equity method. Consequently, we now account for this investment at fair value as an available-for-sale equity security. See "Note 16. Fair Value."

              In November 2012, we entered into an agreement to form a joint venture with Sinopec (Nanjing Jingling). The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. Our total equity investment is anticipated to be approximately $85 million, net of license fees from the joint venture. At the end of 2015, cumulative capital contributions were approximately $85 million, net of license fees from the joint venture. Construction on the project is expected to be completed in the second half of 2016, with start-up expected in the first half of 2017.

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

              Creditors of these entities have no recourse to our general credit. See "Note 14. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at December 31, 2015, the joint ventures' assets, liabilities and results of operations are included in our consolidated financial statements.

              The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our consolidated balance sheets, before intercompany eliminations, as of December 31, 2015 and 2014 (dollars in millions):

	December 31,
	2015	2014
Current assets	$121	$186
Property, plant and equipment, net	307	340
Other noncurrent assets	95	70
Deferred income taxes	35	50
Intangible assets	36	39
Goodwill	13	14

Total assets	$607	$699

Current liabilities	$159	$356
Long-term debt	140	42
Deferred income taxes	11	9
Other noncurrent liabilities	54	97

Total liabilities	$364	$504

8. INTANGIBLE ASSETS

              The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$369	$327	$42	$371	$328	$43
Licenses and other agreements	38	22	16	37	19	18
Non-compete agreements	3	2	1	4	2	2
Other intangibles	82	55	27	87	55	32

Total	$492	$406	$86	$499	$404	$95

              Amortization expense was $8 million, $19 million and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Huntsman International

	December 31, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Patents, trademarks and technology	$369	$327	$42	$371	$328	$43
Licenses and other agreements	38	22	16	37	19	18
Non-compete agreements	3	2	1	4	2	2
Other intangibles	89	62	27	94	61	33

Total	$499	$413	$86	$506	$410	$96

              Amortization expense was $8 million, $19 million and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively.

              Our and Huntsman International's estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2016	$12
2017	9
2018	9
2019	9
2020	9

9. OTHER NONCURRENT ASSETS

              Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2015	2014
Capitalized turnaround costs	$248	$191
Spare parts inventory	95	96
Deposits	45	43
Catalyst assets	44	28
Investment in available for sale securities	18	—
Pension assets	35	8
Other	88	93

Total	$573	$459

              Amortization expense of catalyst assets for the years ended December 31, 2015, 2014 and 2013 was $14 million, $13 million and $12 million, respectively.

10. ACCRUED LIABILITIES

              Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2015	2014
Payroll and related costs	$183	$204
Volume and rebate accruals	72	79
Restructuring and plant closing costs	117	89
Taxes other than income taxes	65	65
Income taxes	18	35
Interest	22	32
Pension liabilities	11	13
Other postretirement benefits	9	9
Environmental accruals	6	7
Asset retirement obligations	18	—
Other miscellaneous accruals	165	206

Total	$686	$739

Huntsman International

	December 31,
	2015	2014
Payroll and related costs	$183	$204
Volume and rebate accruals	72	79
Restructuring and plant closing costs	117	89
Taxes other than income taxes	65	65
Income taxes	18	35
Interest	22	32
Pension liabilities	11	13
Other postretirement benefits	9	9
Environmental accruals	6	7
Asset retirement obligations	18	—
Other miscellaneous accruals	162	203

Total	$683	$736

11. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

              As of December 31, 2015, 2014 and 2013, accrued restructuring, impairment and plant closing costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2013	$90	$—	$15	$—	$105
2013 charges for 2012 and prior initiatives	32	16	53	20	121
2013 charges for 2013 initiatives	28	—	—	8	36
Reversal of reserves no longer required	(22)	—	(4)	—	(26)
2013 payments for 2012 and prior initiatives	(66)	(16)	(3)	(19)	(104)
2013 payments for 2013 initiatives	(10)	—	—	(8)	(18)
Net activity of discontinued operations	—	—	(3)	—	(3)
Foreign currency effect on liability balance	—	—	2	—	2

Accrued liabilities as of December 31, 2013	52	—	60	1	113
Adjustment to Pigments & Additives opening balance sheet liabilities	1	—	—	—	1
2014 charges for 2013 and prior initiatives	37	7	4	17	65
2014 charges for 2014 initiatives	64	—	—	—	64
Reversal of reserves no longer required	(4)	—	—	(1)	(5)
2014 payments for 2013 and prior initiatives	(58)	(7)	(8)	(13)	(86)
2014 payments for 2014 initiatives	(1)	—	—	(1)	(2)
Net activity of discontinued operations	—	—	(2)	—	(2)
Foreign currency effect on liability balance	(4)	—	(6)	—	(10)

Accrued liabilities as of December 31, 2014	87	—	48	3	138
Adjustment to Pigments & Additives opening balance sheet liabilities	1	—	—	—	1
2015 charges for 2014 and prior initiatives	71	24	15	23	133
2015 charges for 2015 initiatives	58	1	—	8	67
Reversal of reserves no longer required	(7)	—	(6)	—	(13)
2015 payments for 2014 and prior initiatives	(68)	(8)	(17)	(21)	(114)
2015 payments for 2015 initiatives	(26)	(1)	—	(8)	(35)
Foreign currency effect on liability balance	(7)	—	(2)	—	(9)

Accrued liabilities as of December 31, 2015	$109	$16	$38	$5	$168

(1)
The total workforce reduction reserves of $109 million relate to the termination of 1,057 positions, of which 972 positions had not been terminated as of December 31, 2015.

(2)
In December 2015, we prepaid $49 million of severance and other restructuring costs related to restructuring programs in our Pigments and Additives, Textile Effects and Performance Products segments. Certain of the severance costs were prepaid to a third party who will distribute the severance payments to affected employees when they are terminated in 2016.

(3)
Accrued liabilities remaining at December 31, 2015 and 2014 by year of initiatives were as follows (dollars in millions):

	December 31,
	2015	2014
2013 initiatives and prior	$68	$75
2014 initiatives	75	63
2015 initiatives	25	—

Total	$168	$138

              Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments and Additives	Discontinued Operations	Corporate & Other	Total
Accrued liabilities as of January 1, 2013	$27	$—	$27	$42	$1	$6	$2	$105
2013 charges for 2012 and prior initiatives	5	—	38	73	4	—	1	121
2013 charges for 2013 initiatives	—	18	—	1	—	—	17	36
Reversal of reserves no longer required	(9)	—	(8)	(9)	—	—	—	(26)
2013 payments for 2012 and prior initiatives	(14)	—	(45)	(41)	(3)	—	(1)	(104)
2013 payments for 2013 initiatives	—	(7)	—	—	(1)	—	(10)	(18)
Net activity of discontinued operations	—	—	—	—	—	(3)	—	(3)
Foreign currency effect on liability balance	—	(1)	—	2	1	—	—	2

Accrued liabilities as of December 31, 2013	9	10	12	68	2	3	9	113
Adjustment to Pigments & Additives opening balance sheet liabilities	—	—	—	—	1	—	—	1
2014 charges for 2013 and prior initiatives	2	23	10	13	3	—	14	65
2014 charges for 2014 initiatives	—	—	1	6	57	—	—	64
Reversal of reserves no longer required	(1)	—	(2)	(1)	—	—	(1)	(5)
2014 payments for 2013 and prior initiatives	(3)	(22)	(14)	(25)	(4)	—	(18)	(86)
2014 payments for 2014 initiatives	—	—	(1)	(1)	—	—	—	(2)
Net activity of discontinued operations	—	—	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	(1)	(2)	(1)	(6)	—	—	—	(10)

Accrued liabilities as of December 31, 2014	6	9	5	54	59	1	4	138
Adjustment to Pigments & Additives opening balance sheet liabilities	—	—	—	—	1	—	—	1
2015 charges for 2014 and prior initiatives	2	3	1	42	77	—	8	133
2015 charges for 2015 initiatives	17	8	5	2	34	—	1	67
Reversal of reserves no longer required	(4)	(1)	—	(7)	—	—	(1)	(13)
2015 payments for 2014 and prior initiatives	(4)	(8)	(2)	(34)	(59)	—	(7)	(114)
2015 payments for 2015 initiatives	(11)	(1)	(5)	(1)	(16)	—	(1)	(35)
Foreign currency effect on liability balance	(1)	(1)	—	(1)	(6)	—	—	(9)

Accrued liabilities as of December 31, 2015	$5	$9	$4	$55	$90	$1	$4	$168

Current portion of restructuring reserves	$4	$9	$—	$16	$83	$1	$4	$117
Long-term portion of restructuring reserve	1	—	4	39	7	—	—	51

              Details with respect to cash and noncash restructuring charges for the years ended December 31, 2015, 2014 and 2013 by initiative are provided below (dollars in millions):

Cash charges:
2015 charges for 2014 and prior initiatives	$133
2015 charges for 2015 initiatives	67
Reversal of reserves no longer required	(13)
Pension-related settlement charges	3
Accelerated depreciation	74
Other non-cash charges	38

Total 2015 Restructuring, Impairment and Plant Closing Costs	$302

Cash charges:
2014 charges for 2013 and prior initiatives	$65
2014 charges for 2014 initiatives	64
Reversal of reserves no longer required	(5)
Pension-related settlement charges	2
Non-cash charges	32

Total 2014 Restructuring, Impairment and Plant Closing Costs	$158

Cash charges:
2013 charges for 2012 and prior initiatives	$121
2013 charges for 2013 initiatives	36
Reversal of reserves no longer required	(26)
Pension-related settlement charges	7
Non-cash charges	13

Total 2013 Restructuring, Impairment and Plant Closing Costs	$151

2015 RESTRUCTURING ACTIVITIES

              In June 2015, our Polyurethanes segment initiated a restructuring program in Europe. In connection with this restructuring program, we recorded restructuring expense of $13 million during 2015 related primarily to workforce reductions. All expected charges have been incurred as of the end of 2015.

              In December 2015, our Performance Products segment announced plans for a reorganization of its commercial and technical functions and a refocused divisional business strategy to better position the segment for growth in coming years. During 2015, we recorded cash charges of $8 million primarily related to workforce reductions. We expect to incur charges through the first quarter of 2016 associated with this initiative.

              In June 2015, our Advanced Materials segment initiated a restructuring program in Europe. In connection with this restructuring program, we recorded restructuring expense of $11 million during 2015 related primarily to workforce reductions and accelerated depreciation recorded as restructuring, impairment and plant closing costs. All expected charges have been incurred as of the end of 2015.

              On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during 2015, we recorded charges of $9 million for non-cancelable long-term contract termination costs, $21 million for decommissioning and $1 million of other restructuring charges associated with this initiative. During the fourth quarter of 2015, we settled certain of our obligations under these long-term contracts and recorded a restructuring charge of $14 million. In addition, we recorded charges of $6 million associated with other initiatives.

              On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, during 2015, our Pigments and Additives segment recorded charges of $61 million for workforce reductions, $3 million for pension related charges and $15 million in other restructuring costs associated with this initiative. We expect to incur charges related to this program through the middle of 2016.

              On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded accelerated depreciation in 2015 of $68 million as restructuring, impairment and plant closing costs. In addition, during 2015, we recorded charges of $30 million primarily for workforce reductions and non-cash charges of $17 million. We expect to incur charges related to this program through the end of 2016.

              On March 4, 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment, and recorded restructuring expense of approximately $4 million during 2015 primarily related to workforce reductions. We expect to incur charges related to this program through 2016.

              During the fourth quarter of 2015, we determined that the South African asset group of our Pigments and Additives segment was impaired and recorded an impairment charge of $19 million.

              During 2015, our Corporate and other segment recorded charges of $8 million primarily related to a reorganization of our global information technology organization. We expect to incur charges related to these initiatives through the end of 2016.

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

              During 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this program, during 2014, our Textile Effects segment recorded charges of $19 million, including a $9 million noncash charge for a pension settlement loss. In June 2014, we announced plans for the closure of our Qingdao, China plant, which was completed during 2015. During 2014, we recorded charges of $6 million primarily related to workforce reductions related to this initiative.

              On December 1, 2014, we announced that we are taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $57 million in the fourth quarter of 2014 related primarily to workforce reductions.

              On February 12, 2015, we announced plans to reduce our titanium dioxide capacity by approximately 100 kilotons by closing specific operations at our Calais, France facility, subject to consultation with employees and appropriate representative groups. This plan is in addition to that announced on December 1, 2014.

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

12. ASSET RETIREMENT OBLIGATIONS

              Asset retirement obligations consist primarily of landfill capping, closure and post-closure costs, asbestos abatement costs, demolition and removal costs and leasehold remediation costs. We are legally required to perform capping and closure and post-closure care on the landfills and asbestos abatement on certain of our premises. For each asset retirement obligation we recognized the estimated fair value of a liability and capitalized the cost as part of the cost basis of the related asset.

              The following table describes changes to our asset retirement obligation liabilities (dollars in millions):

	December 31,
	2015	2014
Asset retirement obligations at beginning of year	$26	$29
Accretion expense	3	2
Liabilities incurred	—	—
Liabilities assumed in connection with the Rockwood Acquisition	30	—
Liabilities settled	(1)	(2)
Foreign currency effect on reserve balance	(6)	(3)

Asset retirement obligations at end of year	$52	$26

13. OTHER NONCURRENT LIABILITIES

              Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2015	2014
Pension liabilities	$842	$965
Other postretirement benefits	84	134
Environmental accruals	32	53
Restructuring and plant closing costs	51	49
Employee benefit accrual	36	39
Asset retirement obligations	34	26
Other	147	181

Total	$1,226	$1,447

Huntsman International

	December 31,
	2015	2014
Pension liabilities	$842	$965
Other postretirement benefits	84	134
Environmental accruals	32	53
Restructuring and plant closing costs	51	49
Employee benefit accrual	36	39
Asset retirement obligations	34	26
Other	145	177

Total	$1,224	$1,443

14. DEBT

              Outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2015	2014
Senior Credit Facilities:
Term loans	$2,454	$2,468
Amounts outstanding under A/R programs	215	229
Senior notes	1,850	1,582
Senior subordinated notes	—	526
Variable interest entities	151	207
Other	125	109

Total debt—excluding debt to affiliates	$4,795	$5,121

Total current portion of debt	$170	$267
Long-term portion	4,625	4,854

Total debt—excluding debt to affiliates	$4,795	$5,121

Total debt—excluding debt to affiliates	$4,795	$5,121
Notes payable to affiliates-noncurrent	1	6

Total debt	$4,796	$5,127

Huntsman International

	December 31,
	2015	2014
Senior Credit Facilities:
Term loans	$2,454	$2,468
Amounts outstanding under A/R programs	215	229
Senior notes	1,850	1,582
Senior subordinated notes	—	526
Variable interest entities	151	207
Other	125	109

Total debt—excluding debt to affiliates	$4,795	$5,121

Total current portion of debt	$170	$267
Long-term portion	4,625	4,854

Total debt—excluding debt to affiliates	$4,795	$5,121

Total debt—excluding debt to affiliates	$4,795	$5,121
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	698	656

Total debt	$5,593	$5,877

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

Debt Issuance Costs

              We record debt issuance costs related to a debt liabillty on the balance sheet as a reduction in the face amount of that debt liability. As of December 31, 2015 and 2014, the amount of debt issuance costs directly reducing the debt liability was $67 million and $79 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

              As of December 31, 2015, our Senior Credit Facilities consisted of our Revolving Facility, our extended term loan B facility ("Extended Term Loan B"), our extended term loan B facility—series 2 ("Extended Term Loan B—Series 2"), our 2015 extended term loan B facility ("2015 Extended Term

Loan B"), our 2014 new term loan facility ("2014 New Term Loan"), and Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding		Unamortized Discounts and Debt Issuance Costs	Carrying Value		Interest Rate(3)	Maturity
Revolving Facility	$625	$—	(1)	$— (1)	$—	(1)	USD LIBOR plus 2.75%	2017
Extended Term Loan B	NA	312		(1)	311		USD LIBOR plus 2.75%	2017
Extended Term Loan B—Series 2	NA	192		—	192		USD LIBOR plus 3.00%	2017
2015 Extended Term Loan B	NA	773		(5)	768		USD LIBOR plus 3.00%	2019
2014 New Term Loan	NA	1,188		(55)	1,133		USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	50		—	50		USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $15 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 New Term Loan is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of December 31, 2015, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 3%.

              Our obligations under the Senior Credit Facilities are guaranteed by our Guarantors, and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

Amendment to the Credit Agreement

              On August 10, 2015 we entered into a fourteenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The amendment extends the stated maturity date of $773 million aggregate principal amount of our Extended Term Loan B and Extended Term Loan B—Series 2 from April 19, 2017 to April 19, 2019 and increases the interest rate margin with respect to the 2015 Extended Term Loan B to LIBOR plus 3.00%

              On October 1, 2014, the 2014 New Term Loan in an aggregate principal amount of $1.2 billion was used to fund the Rockwood Acquisition. See "Note 3. Business Combinations and Dispositions—Rockwood Acquisition." The 2014 New Term Loan matures on October 1, 2021 and has amoritzed in aggregate annual amounts equal to 1% of the original principal amount of the 2014 New Term Loan, payable quarterly as of March 31, 2015. The 2014 New Term Loan bears interest at an interest rate margin of LIBOR plus 3.00% (subject to a 0.75% floor).

              On October 1, 2014, Huntsman International entered into a further amendment to the Credit Agreement. The amendment increased revolving commitments in an aggregate principal amount of $25 million to an aggregate amount of $625 million.

A/R Programs

              Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding our A/R Programs as of December 31, 2015 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	March 2018	$250	$90(3)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225 (approximately $246)	€114 (approximately $125)	Applicable rate plus 1.10%

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

(3)
As of December 31, 2015, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

              During the three months ended March 31, 2015, we entered into amendments to our A/R Programs that, among other things, extend the scheduled commitment termination dates and reduce the applicable borrowing margins. As of December 31, 2015 and 2014, $438 million and $472 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

              As of December 31, 2015, we had outstanding the following notes (monetary amounts in millions):

Notes	Maturity	Interest Rate	Amount Outstanding	Unamortized Discounts and Debt Issuance Costs
2020 Senior Notes	November 2020	4.875%	$650 ($646 carrying value)	($4)
2021 Senior Notes	April 2021	5.125%	€445 (€443 carrying value ($484))	($2)
2022 Senior Notes	November 2022	5.125%	$400 ($396 carrying value)	($4)
2025 Senior Notes	April 2025	4.25%	€300 (€297 carrying value ($324))	($4)

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

Redemption of Notes and Loss on Early Extinguishment of Debt

              During the years ended December 31, 2015 and 2014, we redeemed or repurchased the following notes (dollars in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
September 2015	2021 Senior Subordinated Notes	$195	$204	$7
April 2015	2021 Senior Subordinated Notes	289	311	20
January 2015	2021 Senior Subordinated Notes	37	40	3
December 2014	2021 Senior Subordinated Notes	8	9	—
November 2014	2020 Senior Subordinated Notes	350	374	28

Variable Interest Entity Debt

              As of December 31, 2015, Arabian Amines Company, our consolidated 50%-owned joint venture, had $143 million outstanding under its loan commitments and debt financing arrangements. On April 29, 2015, Arabian Amines Company obtained a waiver of certain financial covenants from the lender as well as a waiver of prior noncompliance under the debt financing agreements. As of December 31, 2015, Arabian Amines Company is in compliance with its debt financing arrangements and we have classified $11 million as current debt and $132 million as long-term debt on our consolidated balance sheets. We do not guarantee these loan commitments, and Arabian Amines Company is not a guarantor of any of our other debt obligations.

Other Debt

              On July 24, 2015, HPS entered into a financing arrangement to fund the construction of our MDI plant in China. As part of the financing, HPS has secured commitments of a RMB 669 million (approximately $103 million) term loan and a RMB 423 million (approximately $65 million) working capital facility. These facilities are unsecured, and we do not provide a guarantee of these loan commitments. As of December 31, 2015 we had nil borrowed on these facilities.

Note Payable from Huntsman International to Huntsman Corporation

              As of December 31, 2015, we have a loan of $797 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2015 on our consolidated balance sheets. As of December 31, 2015, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

MATURITIES

              The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2015 are as follows (dollars in millions):

Year ending December 31,
2016	$170
2017	546
2018	269
2019	786
2020	693
Thereafter	2,331

$4,795

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

              We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss.

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

              Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive (loss) income (dollars in millions):

December 31, 2015
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 noncurrent liability
50	January 2015	April 2017	2.5%	1 noncurrent liability

December 31, 2014
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	January 2010	January 2015	2.8%	less than $1 current liability
50	December 2014	April 2017	2.5%	2 noncurrent liability
50	January 2015	April 2017	2.5%	2 noncurrent liability

              Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 7. Variable Interest Entities." The notional amount of the swap as of December 31, 2015 was $24 million, and the interest rate contract is not designated as a cash flow hedge. As of December 31, 2015 and 2014, the fair value of the swap was $2 million and $3 million, respectively, and was recorded as other current liabilities on our consolidated balance sheets. For 2015 and 2014, we recorded a reduction of interest expense of $1 million and $1 million, respectively, due to changes in fair value of the swap.

              For the years ended December 31, 2015 and 2014, the changes in accumulated other comprehensive gain (loss) associated with these cash flow hedging activities were gains of approximately $1 million and $2 million, respectively.

              During 2016, accumulated other comprehensive loss of nil is expected to be reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

FOREIGN EXCHANGE RATE RISK

              Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2015 and 2014, we had approximately $176 million and $179 million notional amount (in U.S. dollar equivalents) outstanding, respectively, in foreign currency contracts with a term of approximately one month.

              In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. The swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of December 31, 2015 the fair value of this swap was $28 million and was recorded in noncurrent assets.

              On March 17, 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. As of December 31, 2014, the fair value of this swap was $43 million, and was recorded in current assets. During the three months ended March 31, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

              We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2015, we have designated approximately €751 million (approximately $821 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the years ended December 31, 2015, 2014 and 2013, the amount of gain (loss) recognized on the hedge of our net investment was $68 million, $97 million and $(22) million, respectively, and was recorded in other comprehensive (loss) income. As of December 31, 2015, we had approximately €1,213 million (approximately $1,325 million) in net euro assets.

COMMODITY PRICES RISK

              Inherent in our business is exposure to price changes for several commodities. However, our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. Consequently, we do not generally hedge our commodity exposures.

16. FAIR VALUE

              The fair values of our financial instruments were as follows (dollars in millions):

	December 31,
	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$26	$26	$22	$22
Investments in equity securities	18	18	—	—
Cross-currency interest rate contacts	28	28	48	48
Interest rate contracts	(4)	(4)	(7)	(7)
Long-term debt (including current portion)	(4,795)	(4,647)	(5,121)	(5,210)

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

              The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.

              The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$26	$26	$—	$—
Investments in equity securities(1)	18	18	—	—
Derivatives:
Cross-currency interest rate contracts(2)	28	—	—	28

Total assets	$72	$44	$—	$28

Liabilities:
Derivatives:
Interest rate contracts(3)	$(4)	$—	$(4)	$—

		Fair Value Amounts Using
Description	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$22	$22	$—	$—
Derivatives:
Cross-currency interest rate contracts(2)	48	—	43	5

Total assets	$70	$22	$43	$5

Liabilities:
Derivatives:
Interest rate contracts(3)	$(7)	$—	$(7)	$—

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

(4)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the years ended December 31, 2015 and 2014.

              The following tables show reconciliations of beginning and ending balances for the years ended December 31, 2015 and 2014 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2015	$5
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	23
Purchases, sales, issuances and settlements	—

Ending balance, December 31, 2015	$28

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2015	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2014	$—
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	5
Purchases, sales, issuances and settlements	—

Ending balance, December 31, 2014	$5

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2014	$—

              Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Interest expense	Other comprehensive income (loss)
2015
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at December 31, 2015	—	23

	Interest expense	Other comprehensive income (loss)
2014
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at December 31, 2014	—	5

              We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During 2015 and 2014, we recorded charges of $19 million and $26 million, respectively, for the impairment of long-lived assets. See "Note 11. Restructuring, Impairment and Plant Closing Costs."

17. EMPLOYEE BENEFIT PLANS

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

              Beginning July 1, 2014, the Huntsman Defined Benefit Pension Plan was closed to new non-union entrants and as of April 1, 2015, it was closed to new union entrants. In addition, as of January 1, 2015, Rubicon LLC also closed its defined benefit plan to new entrants. Following the closure of these plans, new hires have been provided with a defined contribution plan with a non-discretionary employer contribution of 6% of pay and a company match of up to 4% of pay, for a total company contribution of up to 10% of pay.

              In connection with the Rockwood Acquisition, we assumed certain pension and other postretirement benefit liabilities in the amount of approximately $233 million as of October 1, 2014.

              The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2015 and 2014 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,001	$3,317	$877	$2,859	$137	$6	$105	$5
Service cost	32	40	27	32	4	—	3	—
Interest cost	43	79	45	102	5	—	5	—
Participant contributions	—	6	—	7	3	—	3	—
Plan amendments	—	(31)	—	(6)	(40)	—	—	—
Acquisitions/divestitures	—	—	9	333	—	—	3	—
Foreign currency exchange rate changes	—	(210)	—	(294)	—	(1)	—	—
Curtailments	—	(4)	—	(1)	—	—	—	—
Special termination benefits	—	3	—	3	—	—	—	—
Actuarial (gain) loss	(65)	(65)	129	458	(9)	—	30	1
Benefits paid	(50)	(125)	(86)	(176)	(12)	—	(12)	—

Benefit obligation at end of year	$961	$3,010	$1,001	$3,317	$88	$5	$137	$6

Change in plan assets
Fair value of plan assets at beginning of year	$761	$2,587	$755	$2,443	$—	$—	$—	$—
Actual return on plan assets	(10)	40	41	337	—	—	—	—
Foreign currency exchange rate changes	—	(153)	—	(235)	—	—	—	—
Participant contributions	—	6	—	7	3	—	3	—
Acquisitions/divestitures	—	—	6	106	—	—	—	—
Company contributions	21	76	45	105	9	—	9	—
Benefits paid	(50)	(125)	(86)	(176)	(12)	—	(12)	—

Fair value of plan assets at end of year	$722	$2,431	$761	$2,587	$—	$—	$—	$—

Funded status
Fair value of plan assets	$722	$2,431	$761	$2,587	$—	$—	$—	$—
Benefit obligation	961	3,010	1,001	3,317	88	5	137	6

Accrued benefit cost	$(239)	$(579)	$(240)	$(730)	$(88)	$(5)	$(137)	$(6)

Amounts recognized in balance sheet:
Noncurrent asset	$—	$35	$—	$8	$—	$—	$—	$—
Current liability	(6)	(5)	(6)	(7)	(9)	—	(9)	—
Noncurrent liability	(233)	(609)	(234)	(731)	(79)	(5)	(128)	(6)

	$(239)	$(579)	$(240)	$(730)	$(88)	$(5)	$(137)	$(6)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$359	$906	$390	$916	$38	$1	$50	$1
Prior service cost	(22)	(34)	(29)	(2)	(58)	—	(23)	—

	$337	$872	$361	$914	$(20)	$1	$27	$1

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$361	$952	$391	$968	$38	$1	$50	$1
Prior service cost	(22)	(35)	(28)	(2)	(58)	—	(23)	—

	$339	$917	$363	$966	$(20)	$1	$27	$1

              The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$24	$43	$2	$—
Prior service cost	(5)	(4)	(7)	—

Total	$19	$39	$(5)	$—

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Actuarial loss	$24	$51	$2	$—
Prior service cost	(5)	(4)	(7)	—

Total	$19	$47	$(5)	$—

              Components of net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Service cost	$32	$27	$31	$40	$32	$38
Interest cost	43	45	40	79	102	90
Expected return on plan assets	(57)	(56)	(50)	(143)	(138)	(124)
Amortization of prior service cost	(6)	(6)	(7)	—	—	1
Amortization of actuarial loss	32	19	35	43	34	43
Settlement loss	—	—	—	—	13	12
Special termination benefits	—	—	—	3	3	9

Net periodic benefit cost	$44	$29	$49	$22	$46	$69

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Service cost	$4	$3	$4	$—	$—	$—
Interest cost	5	5	5	—	—	—
Amortization of prior service cost	(5)	(4)	(2)	—	—	—
Amortization of actuarial loss	3	1	2	—	—	—

Net periodic benefit cost	$7	$5	$9	$—	$—	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Service cost	$32	$27	$31	$40	$32	$38
Interest cost	43	45	40	79	102	90
Expected return on plan assets	(57)	(56)	(50)	(143)	(138)	(124)
Amortization of prior service cost	(6)	(6)	(7)	—	—	1
Amortization of actuarial loss	32	19	35	51	41	49
Settlement loss	—	—	—	—	13	12
Special termination benefits	—	—	—	3	3	9

Net periodic benefit cost	$44	$29	$49	$30	$53	$75

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Service cost	$4	$3	$4	$—	$—	$—
Interest cost	5	5	5	—	—	—
Amortization of prior service cost	(5)	(4)	(2)	—	—	—
Amortization of actuarial loss	3	1	2	—	—	—

Net periodic benefit cost	$7	$5	$9	$—	$—	$—

              The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Current year actuarial loss (gain)	$2	$144	$(149)	$33	$257	$(40)
Amortization of actuarial loss	(32)	(19)	(35)	(43)	(34)	(43)
Current year prior service (credits) cost	—	—	—	(32)	(6)	1
Amortization of prior service cost (credits)	6	6	7	—	—	(1)
Settlements	—	—	—	—	(13)	(12)

Total recognized in other comprehensive loss (income)	(24)	131	(177)	(42)	204	(95)
Net periodic benefit cost	44	29	49	22	46	69

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$20	$160	$(128)	$(20)	$250	$(26)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Current year actuarial loss (gain)	$(9)	$30	$(8)	$—	$1	$(1)
Amortization of actuarial loss	(3)	(1)	(2)	—	—	—
Current year prior service credit	(40)	—	(22)	—	—	—
Amortization of prior service cost	5	4	2	—	—	—

Total recognized in other comprehensive loss (income)	(47)	33	(30)	—	1	(1)
Net periodic benefit cost	7	5	9	—	—	—

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(40)	$38	$(21)	$—	$1	$(1)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Current year actuarial loss (gain)	$2	$144	$(149)	$33	$257	$(39)
Amortization of actuarial loss	(32)	(19)	(35)	(51)	(41)	(49)
Current year prior service (credits) cost	—	—	—	(32)	(6)	1
Amortization of prior service cost (credits)	6	6	7	—	—	(1)
Settlements	—	—	—	—	(13)	(12)

Total recognized in other comprehensive loss (income)	(24)	131	(177)	(50)	197	(100)
Net periodic benefit cost	44	29	49	30	53	75

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$20	$160	$(128)	$(20)	$250	$(25)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Current year actuarial loss (gain)	$(9)	$30	$(8)	$—	$1	$(1)
Amortization of actuarial loss	(3)	(1)	(2)	—	—	—
Current year prior service credit	(40)	—	(22)	—	—	—
Amortization of prior service cost	5	4	2	—	—	—

Total recognized in other comprehensive loss (income)	(47)	33	(30)	—	1	(1)
Net periodic benefit cost	7	5	9	—	—	—

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(40)	$38	$(21)	$—	$1	$(1)

              The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Projected benefit obligation
Discount rate	4.90%	4.25%	5.13%	2.53%	2.48%	3.62%
Rate of compensation increase	4.17%	4.16%	4.17%	3.23%	3.23%	3.37%
Net periodic pension cost
Discount rate	4.25%	5.13%	4.18%	2.48%	3.62%	3.38%
Rate of compensation increase	4.16%	4.17%	4.19%	3.23%	3.37%	3.34%
Expected return on plan assets	7.74%	7.75%	7.75%	5.79%	5.82%	5.75%

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2015	2014	2013	2015	2014	2013
Projected benefit obligation
Discount rate	4.68%	4.17%	4.79%	7.25%	6.44%	6.49%
Net periodic pension cost
Discount rate	4.20%	4.79%	3.89%	6.44%	6.49%	5.79%

              At December 31, 2015 and 2014, the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 7.0% and 6.5%, respectively, decreasing to 5% after 2024. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Increase	Decrease
Asset category
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	2	(2)

              The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2015 and 2014 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2015	2014	2015	2014
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$961	$1,002	$2,129	$2,945
Fair value of plan assets	722	761	1,514	2,206

              The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2015 and 2014 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2015	2014	2015	2014
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$961	$1,002	$1,403	$2,253
Accumulated benefit obligation	941	980	1,312	2,108
Fair value of plan assets	722	761	823	1,554

              Expected future contributions and benefit payments are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
	Defined Benefit Plans	Other Postretirement Benefit Plans	Defined Benefit Plans	Other Postretirement Benefit Plans
2016 expected employer contributions
To plan trusts	$6	$9	$60	$—
Expected benefit payments
2016	67	9	111	—
2017	71	7	112	—
2018	62	7	116	—
2019	65	7	118	—
2020	65	7	121	—
2021 - 2025	354	37	650	2

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

              Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location. During 2015, there were no transfers into or out of Level 3 assets.

              We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

              The fair value of plan assets for the pension plans was $3.2 billion and $3.3 billion at December 31, 2015 and 2014, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Asset category	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$387	$279	$108	$—
Fixed income	277	211	66	—
Real estate/other	58	—	—	58
Cash	—	—	—	—

Total U.S. pension plan assets	$722	$490	$174	$58

Non-U.S. pension plans:
Equities	$830	$446	$384	$—
Fixed income	1,113	514	599	—
Real estate/other	477	84	339	54
Cash	11	10	1	—

Total Non-U.S. pension plan assets	$2,431	$1,054	$1,323	$54

		Fair Value Amounts Using
Asset category	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. pension plans:
Equities	$454	$268	$186	$—
Fixed income	216	83	133	—
Real estate/other	85	34	—	51
Cash	6	6	—	—

Total U.S. pension plan assets	$761	$391	$319	$51

Non-U.S. pension plans:
Equities	$933	$487	$446	$—
Fixed income	1,207	821	386	—
Real estate/other	383	28	310	45
Cash	64	59	5	—

Total Non-U.S. pension plan assets	$2,587	$1,395	$1,147	$45

              The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)	Year ended December 31, 2015	Year ended December 31, 2014
Balance at beginning of period	$96	$76
Return on pension plan assets	4	5
Purchases, sales and settlements	12	6
Transfers (out of) into Level 3	—	—
Acquisition date fair value of pension plan assets acquired	—	9

Balance at end of period	$112	$96

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.75% and 7.75%.

The asset allocation for our pension plans at December 31, 2015 and 2014 and the target allocation for 2016, by asset category are as follows:

Asset category	Target Allocation 2016	Allocation at December 31, 2015	Allocation at December 31, 2014
U.S. pension plans:
Equities	53%	54%	60%
Fixed income	40%	38%	28%
Real estate/other	7%	8%	11%
Cash	—	—	1%

Total U.S. pension plans	100%	100%	100%

Non-U.S. pension plans:
Equities	36%	34%	36%
Fixed income	44%	46%	47%
Real estate/other	11%	20%	15%
Cash	9%	—	2%

Total non-U.S. pension plans	100%	100%	100%

              Equity securities in our pension plans did not include any direct investments in equity securities of our Company or our affiliates at the end of 2015.

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

              Our total combined expense for the above defined contribution plans for each of the years ended December 31, 2015, 2014 and 2013 was $23 million, $15 million and $14 million, respectively.

DEFINED CONTRIBUTION PLANS—NON-U.S.

              We have defined contribution plans in a variety of non-U.S. locations.

              Our total combined expense for these defined contribution plans for the years ended December 31, 2015, 2014 and 2013 was $13 million, $14 million and $14 million, respectively, primarily related to the Huntsman UK Pension Plan.

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

              Assets of these plans are included in other noncurrent assets and as of December 31, 2015 and 2014 were $26 million and $24 million, respectively. During each of the years ended December 31, 2015, 2014 and 2013, we expensed a total of $1 million as contributions to the Huntsman SSP and the SERP.

STOCK-BASED INCENTIVE PLAN

              In connection with the initial public offering of common and preferred stock on February 16, 2005, we adopted the Huntsman Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, nonvested stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. As of December 31, 2015 we are authorized to grant up to 37.2 million shares under the Stock Incentive Plan. See "Note 22. Stock-Based Compensation Plan."

INTERNATIONAL PLANS

              International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

18. INCOME TAXES

              The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2015	2014	2013
Income tax expense (benefit):
U.S.
Current	$48	$55	75
Deferred	21	(4)	79
Non-U.S.
Current	24	48	42
Deferred	(47)	(48)	(71)

Total	$46	$51	$125

Huntsman International

	Year ended December 31,
	2015	2014	2013
Income tax expense (benefit):
U.S.
Current	$46	$43	41
Deferred	21	(1)	124
Non-U.S.
Current	24	48	42
Deferred	(46)	(47)	(70)

Total	$45	$43	$137

              The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes	$176	$404	$279

Expected tax expense at U.S. statutory rate of 35%	$62	$142	$98
Change resulting from:
State tax expense net of federal benefit	(3)	10	11
Non-U.S. tax rate differentials	4	(7)	10
Effects of non-U.S. operations	(6)	3	1
U.S. domestic manufacturing deduction	(7)	(14)	(14)
Currency exchange gains and losses	(58)	(7)	14
Effect of tax holidays	(6)	—	—
U.S. foreign tax credits, net of associated income and taxes	(22)	(2)	(86)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(3)	(7)	(22)
Tax authority audits and dispute resolutions	10	3	9
Change in valuation allowance	75	(76)	100
Other, net	—	6	4

Total income tax expense	$46	$51	$125

Huntsman International

	Year ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes	$176	$409	$289

Expected tax expense at U.S. statutory rate of 35%	$62	$143	$101
Change resulting from:
State tax expense net of federal benefit	(3)	10	11
Non-U.S. tax rate differentials	4	(7)	10
Effects of non-U.S. operations	(5)	4	3
U.S. domestic manufacturing deduction	(7)	(13)	(14)
Currency exchange gains and losses	(58)	(7)	14
Effect of tax holidays	(6)	—	—
U.S. foreign tax credits, net of associated income and taxes	(22)	(2)	(86)
Tax benefit of losses with valuation allowances as a result of other comprehensive income	(3)	(7)	(22)
Tax authority audits and dispute resolutions	10	3	9
Change in valuation allowance	74	(88)	108
Other, net	(1)	7	3

Total income tax expense	$45	$43	$137

              During 2013, we declared a dividend from our non-U.S. operations to the U.S., which included bringing onshore certain U.S. foreign tax credits. The foreign tax credits brought onshore significantly exceeded the amount needed to offset the cash tax impact of the dividend. A full valuation allowance was placed on the remaining foreign tax credits since it was more likely than not that the credits would expire unused due to the application of specific foreign tax credit limitations. In early 2014, the amount of foreign tax credits brought onshore was adjusted downward by $10 million, to $104 million, which was fully offset by a valuation allowance.

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

              During 2015, we declared a dividend from our non-U.S. operations to the U.S. which included bringing onshore certain U.S. foreign tax credits. The foreign tax credits brought onshore exceeded the amount needed to offset the cash tax impact of the dividend, as well as enough to allow us to carry $14 million of foreign tax credits back to a prior year and claim a refund.

              Included in the non-U.S. deferred tax expense are income tax benefits of $3 million in 2015, $7 million in 2014 and $22 million in 2013 for losses from continuing operations for certain jurisdictions with valuation allowances to the extent that income was recorded in other comprehensive income in that same jurisdiction. The benefits in 2015 and 2014 were largely attributable to the U.K and the benefit in 2013 was largely attributable to Switzerland. In both years, foreign currency gains and changes in pension related items resulted in income in other comprehensive income where we have a full valuation allowance against the net deferred tax asset. An offsetting income tax expense was recognized in accumulated other comprehensive loss.

              We operate in over 40 non-U.S. tax jurisdictions with no specific country earning a predominant amount of our off-shore earnings. The vast majority of these countries have income tax rates that are lower than the U.S. statutory rate. The average statutory rate for countries with pre-tax losses was lower than the average statutory rate for countries with pre-tax income, resulting in a net expense as compared to the U.S. statutory rate. For the year ended December 31, 2015, the tax rate differential resulted in higher tax expense of $4 million, reflected in the reconciliation above.

              In certain non-U.S. tax jurisdictions, our U.S. GAAP functional currency is different than the local tax currency. As a result, foreign exchange gains and losses will impact our effective tax rate. For 2015, this resulted in a $33 million tax benefit ($58 million, net of $25 million of contingent liabilities and valuation allowances). During 2015, a number of our intercompany liabilities that were denominated in U.S. dollars were owed by entities whose tax currency was the euro. As a result of the depreciation in the euro opposite the U.S. dollar, these entities recorded a tax only foreign exchange loss. Most of the intercompany receivables associated with these same U.S. dollar denominated intercompany debts were held by entities with a tax currency of the U.S. dollar which, therefore, resulted in no taxable gain.

              During 2015, we were granted an extension of a tax holiday from 2015 to 2022 on certain of our manufacturing operations in Singapore. During 2015, pursuant to the Singapore tax holiday, we recorded a benefit of $6 million. We will continue to enjoy this benefit to the extent of continuing profits in this manufacturing endeavor.

              We calculate deferred tax assets and liabilities related to U.S. state income taxes based on projected apportionment factors. During 2015, we experienced a decrease in our projected apportionment factors, which decreased our deferred tax liability for U.S. state income taxes. The amount of our deferred tax liability for U.S. state income taxes is significant, and therefore, the change in apportionment factors for 2015 decreased our net deferred tax liabilities by $5 million. Also during 2015, we changed the legal entity location of certain of our U.S. operations. These changes had the effect of reducing our state tax expense by approximately $3 million.

              The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2015	2014	2013
U.S.	$243	$435	$419
Non-U.S.	(67)	(31)	(140)

Total	$176	$404	$279

Huntsman International

	Year ended December 31,
	2015	2014	2013
U.S.	$243	$436	$429
Non-U.S.	(67)	(27)	(140)

Total	$176	$409	$289

              Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$871	$875
Pension and other employee compensation	280	313
Property, plant and equipment	97	109
Intangible assets	131	46
Foreign tax credits	14	17
Other, net	100	100

Total	$1,493	$1,460

Deferred income tax liabilities:
Property, plant and equipment	$(577)	$(540)
Pension and other employee compensation	(8)	(2)
Other, net	(128)	(103)

Total	$(713)	$(645)

Net deferred tax asset before valuation allowance	$780	$815
Valuation allowance—net operating losses and other	(784)	(702)

Net deferred tax asset	$(4)	$113

Current deferred tax asset	$—	$62
Current deferred tax liability	—	(51)
Non-current deferred tax asset	418	435
Non-current deferred tax liability	(422)	(333)

Net deferred tax liability	$(4)	$113

Huntsman International

	December 31,
	2014	2014
Deferred income tax assets:
Net operating loss and AMT credit carryforwards	$871	$874
Pension and other employee compensation	278	311
Property, plant and equipment	103	118
Intangible assets	131	46
Foreign tax credits	14	17
Other, net	100	100

Total	$1,497	$1,466

Deferred income tax liabilities:
Property, plant and equipment	$(573)	$(535)
Pension and other employee compensation	(8)	(2)
Other, net	(128)	(103)

Total	$(709)	$(640)

Net deferred tax asset before valuation allowance	$788	$826
Valuation allowance—net operating losses and other	(788)	(707)

Net deferred tax asset	$—	$119

Current deferred tax asset	$—	$62
Current deferred tax liability	—	(52)
Non-current deferred tax asset	418	435
Non-current deferred tax liability	(418)	(326)

Net deferred tax asset	$—	$119

              We have gross NOLs of $3,347 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $852 million have a limited life (of which $489 million are subject to a valuation allowance) and $29 million are scheduled to expire in 2016 (all of which are subject to a valuation allowance). We had no NOLs expire unused in 2015.

              Included in the $3,347 million of gross non-U.S. NOLs is $919 million attributable to our Luxembourg entities. As of December 31, 2015, due to the uncertainty surrounding the realization of the benefits of these losses, there is a valuation allowance of $216 million against these net tax-effected NOLs of $265 million.

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

              During 2015, we established valuation allowances of $35 million and released valuation allowances of $3 million. In the U.S., we established $14 million of valuation allowance on U.S. foreign tax credits due to the application of specific foreign tax credit limitations, in the Netherlands we established $7 million of valuation allowance on losses which are scheduled to expire after 2016, and in Italy we established $12 million of valuation allowances on certain net deferred tax assets as a result of cumulative losses.

              During 2014, we released valuation allowances of $111 million and established valuation allowances of $3 million. In the U.S., we released $94 million of valuation allowance on U.S. foreign tax credits as a result of making certain tax elections and filing amended U.S. tax returns and in Luxembourg we released a valuation allowance on $6 million of certain net deferred tax assets as a result of significant changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased interest income in Luxembourg, our primary treasury center outside of the U.S.

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

              Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods, or, in the case of unexpected pre-tax earnings, the release of valuation allowances in future periods.

              The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2015	2014	2013
Valuation allowance as of January 1	$702	$814	$736
Valuation allowance as of December 31	784	702	814

Net (increase) decrease	(82)	112	(78)
Foreign currency movements	(22)	(49)	16
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	29	13	(38)

Change in valuation allowance per rate reconciliation	$(75)	$76	$(100)

Components of change in valuation allowance affecting tax expense:
Pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(43)	$(32)	$(21)
Releases of valuation allowances in various jurisdictions	3	111	16
Establishments of valuation allowances in various jurisdictions	(35)	(3)	(95)

Change in valuation allowance per rate reconciliation	$(75)	$76	$(100)

Huntsman International

	2015	2014	2013
Valuation allowance as of January 1	$707	$832	$745
Valuation allowance as of December 31	788	707	832

Net (increase) decrease	(81)	125	(87)
Foreign currency movements	(22)	(49)	16
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	29	12	(37)

Change in valuation allowance per rate reconciliation	$(74)	$88	$(108)

Components of change in valuation allowance affecting tax expense:
Pre-tax losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(41)	$(31)	$(18)
Releases of valuation allowances in various jurisdictions	3	122	16
Establishments of valuation allowances in various jurisdictions	(36)	(3)	(106)

Change in valuation allowance per rate reconciliation	$(74)	$88	$(108)

              The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2015	2014
Unrecognized tax benefits as of January 1	$68	$96
Gross increases and decreases—tax positions taken during a prior period	3	(18)
Gross increases and decreases—tax positions taken during the current period	5	1
Decreases related to settlements of amounts due to tax authorities	(2)	(5)
Reductions resulting from the lapse of statutes of limitation	(8)	(2)
Foreign currency movements	(4)	(4)

Unrecognized tax benefits as of December 31	$62	$68

              As of December 31, 2015 and 2014, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $50 million and $36 million, respectively.

              During 2015, 2014, and 2013, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense (not including interest and penalty expense) of $19 million, $1 million and $8 million, respectively. Additional decreases in unrecognized tax benefits were offset by cash settlements or by a decrease in net deferred tax assets and, therefore, did not affect income tax expense.

              In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2015	2014	2013
Interest expense included in tax expense	$(9)	$2	$2
Penalties expense included in tax expense	—	—	(1)

	December 31,
	2015	2014
Accrued liability for interest	$4	$14
Accrued liability for penalties	—	—

              We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
China	2011 and later
France	2002 and later
India	2004 and later
Italy	2010 and later
Malaysia	2003 and later
Switzerland	2009 and later
The Netherlands	2010 and later
United Kingdom	2012 and later
United States federal	2009 and later

              Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

              We estimate that it is reasonably possible that certain of our non-U.S. unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $4 million to $24 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

              During 2015, we concluded and effectively settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to China and France. During 2014, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, China, France and Spain. During 2013, we concluded and settled tax examinations in the U.S. (both federal and various states) and various non-U.S. jurisdictions including, but not limited to, China, France and Italy.

              For non-U.S. entities that were not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries that are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. We have material intercompany debt obligations owed by our non-U.S. subsidiaries to the U.S. We do not intend to repatriate earnings to the U.S. via dividend based on estimates of future domestic cash generation and our ability to return cash to the U.S. through payments of intercompany debt owned by our non-U.S. subsidiaries to the U.S. To the extent that cash is required in the U.S., rather than repatriate earnings to the U.S. via dividend, we expect to utilize our intercompany debt. If any earnings were repatriated via dividend, we may need to accrue and pay taxes on the distributions.

              As discussed, we made a distribution of a portion of our earnings in 2015 and 2013 when the amount of foreign tax credits associated with the distribution was greater than the amount of tax otherwise due. The undistributed earnings of foreign subsidiaries with positive earnings that are deemed to be permanently invested were approximately $354 million at December 31, 2015. It is not practicable to determine the unrecognized deferred tax liability on those earnings because of the significant assumptions necessary to compute the tax.

19. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

              We have various purchase commitments extending through 2029 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2016. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2015, 2014 and 2013, we made minimum payments of nil, nil and $7 million, respectively, under such take or pay contracts without taking the product.

              Total purchase commitments as of December 31, 2015 are as follows (dollars in millions):

Year ending December 31,
2016	$1,455
2017	876
2018	607
2019	338
2020	119
Thereafter	871

$4,266

OPERATING LEASES

              We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in our consolidated statements of operations is approximately $94 million, $97 million and $80 million for 2015, 2014 and 2013, respectively, net of sublease rentals of approximately $3 million, $3 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

              Future minimum lease payments under operating leases as of December 31, 2015 are as follows (dollars in millions):

Year ending December 31,
2016	$87
2017	75
2018	70
2019	62
2020	57
Thereafter	202

$553

              Future minimum lease payments have not been reduced by minimum sublease rentals of $2 million due in the future under noncancelable subleases.

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

              On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt-Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. The trial previously scheduled to begin February 22, 2016 has been rescheduled to begin September 26, 2016. It is possible that additional claims will be filed by other Direct Purchasers who opted out of the class litigation.

              We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing titanium dioxide. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of 9 states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss, which remains pending. The Opt-Out Litigation and

Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss associated with these claims and we have made no accruals with respect to these claims.

Product Delivery Claim

              We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $167 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $123 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $123 million), and we have made no accrual with respect to this matter.

Indemnification Matters

              On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC ("the Banks") demanded that we indemnify them for claims brought against them by certain MatlinPatterson entities that were formerly our stockholders ("MatlinPatterson") in litigation filed by MatlinPatterson on June 19, 2012 in the 9th District Court in Montgomery County, Texas (the "Texas Litigation"). The Banks assert that they are entitled to indemnification pursuant to the Agreement of Compromise and Settlement between the Banks and our Company, dated June 22, 2009, wherein the Banks and our Company settled claims that we filed relating to the failed acquisition by and merger with Hexion. MatlinPatterson claims that the Banks knowingly made materially false representations about the nature of the financing for the acquisition of our Company by Hexion and that they suffered substantial loss in value to their 19 million shares of our common stock as a result thereof. MatlinPatterson is asserting statutory fraud, common law fraud and aiding and abetting statutory fraud and are seeking actual damages, exemplary damages, costs and attorney's fees and pre-judgment and post-judgment interest. On December 21, 2012, the court dismissed the Texas Litigation, a decision which was affirmed by the Ninth Court of Appeals of Texas on May 15, 2014. A subsequent motion for rehearing by MatlinPatterson was denied by the same appellate court on June 12, 2014. A petition for discretionary review in the Texas Supreme Court was denied by final order entered January 7, 2016.

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

20. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS CAPITAL EXPENDITURES

              We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2015, 2014 and 2013, our capital expenditures for EHS matters totaled $141 million, $125 million, and $92 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

ENVIRONMENTAL RESERVES

              We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $38 million and $60 million for environmental liabilities as of December 31, 2015 and 2014, respectively. Of these amounts, $6 million and $7 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2015 and 2014, respectively, and $32 million and $53 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2015 and 2014, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

ENVIRONMENTAL MATTERS

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

West Footscray Remediation

              By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of December 31, 2015, we had an accrued liability of approximately $17 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

North Maybe Mine Remediation

              The North Maybe Canyon Mine site is a CERCLA site and involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by several companies, including a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA PRP for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential liabilities at this site.

Port Neches Flaring Matter

              As part of the EPA's national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers and has sought to collect civil penalties in excess of $100,000. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and conducted field trials on an alternate flare monitoring method beginning in September 2014. We are currently unable to determine the likelihood or magnitude of any potential penalty or injunctive relief that may be incurred in resolving this matter.

21. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

              On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. Repurchases under this program may be made through open market transactions, in privately negotiated transactions, accelerated share repurchase programs or by other means. The timing and actual number of any shares repurchased depends on a variety of factors, including market conditions. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement with Citibank, N.A. to repurchase $100 million of our common stock. Citibank, N.A. made an initial delivery of approximately 7.1 million shares of Huntsman Corporation common stock based on the closing price of $11.94 on October 27, 2015. The accelerated share repurchase agreement was completed in January 2016 with the delivery of an additional approximately 1.5 million shares of Huntsman Corporation common stock. The final number of shares repurchased and the aggregate cost per share was based on the Company's daily volume-weighted average stock price during the term of the transaction, less a discount.

DIVIDENDS ON COMMON STOCK

              The following tables represent dividends on common stock for our Company for the years ended December 31, 2015 and 2014 (dollars in millions, except per share payment amounts):

	2015
Quarter ended	Per share payment amount	Approximate amount paid
March 31, 2015	$0.125	$31
June 30, 2015	0.125	31
September 30, 2015	0.125	31
December 31, 2015	0.125	30

	2014
Quarter ended	Per share payment amount	Approximate amount paid
March 31, 2014	$0.125	$30
June 30, 2014	0.125	30
September 30, 2014	0.125	31
December 31, 2014	0.125	30

22. STOCK-BASED COMPENSATION PLAN

              Under the Stock Incentive Plan, a plan approved by stockholders, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of December 31, 2015 we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of December 31, 2015, we had 7 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period; certain performance awards vest over a two-year period and awards to our directors vest on the grant date.

              The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2015	2014	2013
Huntsman Corporation compensation cost	$30	$28	$29
Huntsman International compensation cost	29	27	28

              The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $6 million, $6 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year ended December 31,
	2015	2014	2013
Dividend yield	2.3%	2.4%	2.8%
Expected volatility	57.6%	60.3%	62.5%
Risk-free interest rate	1.4%	1.7%	1.0%
Expected life of stock options granted during the period	5.9 years	5.7 years	5.6 years

              A summary of stock option activity under the Stock Incentive Plan as of December 31, 2015 and changes during the year then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2015	8,781	$14.84
Granted	1,011	22.21
Exercised	(49)	16.43
Forfeited	(199)	19.70

Outstanding at December 31, 2015	9,544	15.51	4.8	$17

Exercisable at December 31, 2015	7,449	13.95	3.7	17

              The weighted-average grant-date fair value of stock options granted during 2015, 2014 and 2013 was $9.81, $9.63 and $7.93 per option, respectively. As of December 31, 2015, there was $11 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

              During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of stock options exercised was approximately nil, $14 million and $14 million, respectively.

NONVESTED SHARES

              Nonvested shares granted under the Stock Incentive Plan consist of restricted stock, which is accounted for as an equity award, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

              During the first quarter of 2015, we began issuing performance awards to certain employees. The fair value of each performance award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the year ended December 31, 2015 the weighted-average expected volatility rate was 30.0% and the weighted average risk-free interest rate was 0.7%. For the performance awards granted during the year ended December 31, 2015, the number of shares earned varies based upon the Company achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer-group for the two-year and three-year performance periods.

              A summary of the status of our nonvested shares as of December 31, 2015 and changes during the year then ended is presented below:

	Equity Awards
				Liability Awards
			Weighted Average Grant-Date Fair Value
	Shares			Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2015	1,821		$17.37	492	$18.50
Granted	855		23.25	261	22.60
Vested	(779)	(1)	17.30	(259)	17.09
Forfeited	(43)		21.37	(19)	21.22

Nonvested at December 31, 2015	1,854		19.97	475	21.37

(1)
As of December 31, 2015, a total of 393,952 restricted stock units were vested but not yet issued, of which 29,645 vested during 2015. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment. This table does reflect 29,921 vested restricted stock units for which shares of common stock were issued in 2015.

              As of December 31, 2015, there was $20 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The value of share awards that vested during the years ended December 31, 2015, 2014 and 2013 was $20 million, $19 million and $18 million, respectively.

23. OTHER COMPREHENSIVE (LOSS) INCOME

              Other comprehensive (loss) income consisted of the following (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2015	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

Other comprehensive (loss) income before reclassifications, gross	(271)	44	1	6	(220)	5	(215)
Tax expense	(42)	(33)	—	—	(75)	—	(75)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	69	—	—	69	—	69
Tax expense	—	(14)	—	—	(14)	—	(14)

Net current-period other comprehensive (loss) income	(313)	66	1	6	(240)	5	(235)

Ending balance, December 31, 2015	$(288)	$(1,056)	$11	$17	$(1,316)	$28	$(1,288)

(a)
Amounts are net of tax of $90 and $47 as of December 31, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $135 and $182 as of December 31, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2014	$246	$(851)	$12	$8	$(585)	$8	$(577)

Other comprehensive (loss) income before reclassifications, gross	(187)	(311)	(2)	4	(496)	15	(481)
Tax (expense) benefit	(34)	88	—	(1)	53	—	53
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	(59)	—	—	(59)	—	(59)
Tax benefit	—	11	—	—	11	—	11

Net current-period other comprehensive (loss) income	(221)	(271)	(2)	3	(491)	15	(476)

Ending balance, December 31, 2014	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

(a)
Amounts are net of tax of $47 and $13 as of December 31, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $182 and $83 as of December 31, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$10	$9	$8	(b)
Actuarial loss	(79)	(55)	(80)	(b)(c)
Settlement loss	—	(13)	(12)	(b)

	(69)	(59)	(84)	Total before tax
	14	11	23	Income tax expense

Total reclassifications for the period	$(55)	$(48)	$(61)	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 17. Employee Benefit Plans."

(c)
Amounts contain approximately $6 million, $4 million and $6 million of actuarial losses related to discontinued operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2015	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

Other comprehensive (loss) income before reclassifications, gross	(272)	44	1	6	(221)	5	(216)
Tax expense	(42)	(33)	—	—	(75)	—	(75)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	77	—	—	77	—	77
Tax expense	—	(15)	—	—	(15)	—	(15)

Net current-period other comprehensive (loss) income	(314)	73	1	6	(234)	5	(229)

Ending balance, December 31, 2015	$(292)	$(1,074)	$11	$11	$(1,344)	$28	$(1,316)

(a)
Amounts are net of tax of $76 and $34 as of December 31, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $163 and $211 as of December 31, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2014	$243	$(883)	$12	$2	$(626)	$8	$(618)

Other comprehensive (loss) income before reclassifications, gross	(187)	(296)	(2)	4	(481)	15	(466)
Tax (expense) benefit	(34)	86	—	(1)	51	—	51
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	(66)	—	—	(66)	—	(66)
Tax benefit	—	12	—	—	12	—	12

Net current-period other comprehensive (loss) income	(221)	(264)	(2)	3	(484)	15	(469)

Ending balance, December 31, 2014	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

(a)
Amounts are net of tax of $34 and nil as of December 31, 2014 and January 1, 2014, respectively.

(b)
Amounts are net of tax of $211 and $113 as of December 31, 2014 and January 1, 2014, respectively.

(c)
See table below for details about these reclassifications.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$10	$9	$8	(b)
Actuarial loss	(87)	(62)	(86)	(b)(c)
Settlement loss	—	(13)	(12)	(b)

	(77)	(66)	(90)	Total before tax
	15	12	24	Income tax expense

Total reclassifications for the period	$(62)	$(54)	$(66)	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 17. Employee Benefit Plans."

(c)
Amounts contain approximately $6 million and $4 million and $6 million of actuarial losses related to discontinued operations for the years ended December 31, 2015, 2014 and 2013, respectively.

              Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

24. RELATED PARTY TRANSACTIONS

              Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2015	2014	2013
Sales to:
Unconsolidated affiliates	$131	$261	$232
Inventory purchases from:
Unconsolidated affiliates	487	614	597

              Our subsidiary Airstar Corporation ("Airstar") subleases a Gulfstream IV-SP Aircraft (the "Aircraft") from Jstar Corporation ("Jstar"), a corporation wholly owned by Jon M. Huntsman pursuant to a lease arrangement that expires in 2021. Jon M. Huntsman is the Executive Chairman and the father of our Chief Executive Officer, Peter R. Huntsman and our Division President, Advanced Materials, James H. Huntsman. Under this arrangement, monthly sublease payments from Airstar to Jstar are approximately $120,000, and an aggregate of $8 million is payable through the end of the remaining six year lease term. These monthly sublease payments are equal to the financing costs paid by Jstar to a leasing company and the arrangement does not result in a financial benefit to Jstar.

              We occupy and use a portion of an office building owned by the Huntsman Foundation, a private charitable foundation established by Jon M. and Karen H. Huntsman to further the charitable interests of the Huntsman family, under a lease pursuant to which we make annual lease payments of approximately $2 million. During each of the years ended 2015, 2014 and 2013, we made payments of approximately $2 million to the Huntsman Foundation under the lease. The lease expires on December 31, 2018, subject to a five-year extension, at our option.

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

              Effective August 31, 2015, we entered into a new Consulting Agreement with Jon M. Huntsman, Jr., one of our former directors and the former governor of Utah and U.S. Ambassador to Singapore and China. Pursuant to the new Consulting Agreement, Jon M. Huntsman, Jr. agreed to: provide strategic advice to senior management and the board of the Company on political, economic and business matters; support development and continued maintenance of the Company's high value customers and significant business relationships across all regions; support development and continued maintenance of governmental and business relationships in developing economic regions, particularly in connection with markets and opportunities in India, China and Southeast Asia; participate in negotiations and discussions with business executives and leaders, government officials and/or dignitaries; and participate in such other meetings or discussions as may be requested by senior management of the Company upon reasonable notice. In exchange for these services, we agree to pay Jon M. Huntsman, Jr. $50,000 per month through the term of the Consulting Agreement and up to $200,000 in additional compensation based on achievement of designated results as determined by the board. The new Consulting Agreement expires on August 31, 2016, subject to our right to extend the agreement for one year terms. Jon M. Huntsman, Jr. is the son of our Executive Chairman, Jon M. Huntsman and the brother of our Chief Executive Officer, Peter R. Huntsman, and Division President, Advanced Materials, James Huntsman.

25. OPERATING SEGMENT INFORMATION

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

              The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	textile chemicals, dyes and inks
Pigments and Additives	titanium dioxide, functional additives, color pigments, timber treatment and water treatment chemicals

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

	Year ended December 31,
	2015	2014	2013
Revenues:
Polyurethanes	$3,811	$5,032	$4,964
Performance Products	2,501	3,072	3,019
Advanced Materials	1,103	1,248	1,267
Textile Effects	804	896	811
Pigments and Additives	2,160	1,549	1,269
Eliminations	(80)	(219)	(251)

Total	$10,299	$11,578	$11,079

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$516	$669	$696
Performance Products	438	440	372
Advanced Materials	195	182	86
Textile Effects	18	28	(78)
Pigments and Additives	(223)	(59)	79
Corporate and other(2)	(197)	(228)	(261)

Subtotal	747	1,032	894
Discontinued Operations(3)	(6)	(10)	(5)

Total	741	1,022	889
Interest expense, net	(205)	(205)	(190)
Income tax expense—continuing operations	(46)	(51)	(125)
Income tax benefit—discontinued operations	2	2	2
Depreciation and amortization	(399)	(445)	(448)

Net income attributable to Huntsman Corporation	$93	$323	$128

	Year ended December 31,
	2015	2014	2013
Depreciation and Amortization:
Polyurethanes	$100	$131	$156
Performance Products	119	138	121
Advanced Materials	38	42	38
Textile Effects	17	16	17
Pigments and Additives	93	78	73
Corporate and other(2)	32	40	41

Subtotal	399	445	446
Discontinued Operations	—	—	2

Total	$399	$445	$448

	Year ended December 31,
	2015	2014	2013
Capital Expenditures:
Polyurethanes	$181	$174	$132
Performance Products	205	181	115
Advanced Materials	25	46	73
Textile Effects	24	38	31
Pigments and Additives	202	136	98
Corporate and other	26	26	22

Total	$663	$601	$471

	December 31,
	2015	2014	2013
Total Assets:
Polyurethanes	$2,779	$2,859	$2,839
Performance Products	2,264	2,326	2,320
Advanced Materials	822	828	918
Textile Effects	562	574	653
Pigments and Additives	2,494	2,640	1,469
Corporate and other	899	1,696	960

Total	$9,820	$10,923	$9,159

	Year ended December 31,
	2015	2014	2013
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$516	$669	$696
Performance Products	438	440	372
Advanced Materials	195	182	86
Textile Effects	18	28	(78)
Pigments and Additives	(223)	(59)	79
Corporate and other(2)	(200)	(230)	(262)

Subtotal	744	1,030	893
Discontinued Operations(3)	(6)	(10)	(5)

Total	738	1,020	888
Interest expense, net	(214)	(214)	(203)
Income tax expense—continuing operations	(45)	(43)	(137)
Income tax benefit—discontinued operations	2	2	2
Depreciation and amortization	(387)	(430)	(424)

Net income attributable to Huntsman International	$94	$335	$126

	Year ended December 31,
	2015	2014	2013
Depreciation and Amortization:
Polyurethanes	$100	$131	$156
Performance Products	119	138	121
Advanced Materials	38	42	38
Textile Effects	17	16	17
Pigments and Additives	93	78	73
Corporate and other(2)	20	25	17

Subtotal	387	430	422
Discontinued Operations	—	—	2

Total	$387	$430	$424

	Year ended December 31,
	2015	2014	2013
Capital Expenditures:
Polyurethanes	$181	$174	$132
Performance Products	205	181	115
Advanced Materials	25	46	73
Textile Effects	24	38	31
Pigments and Additives	202	136	98
Corporate and other	26	26	22

Total	$663	$601	$471

	December 31,
	2015	2014	2013
Total Assets:
Polyurethanes	$2,760	$2,833	$2,839
Performance Products	2,262	2,323	2,320
Advanced Materials	822	828	918
Textile Effects	562	574	653
Pigments and Additives	2,480	2,621	1,469
Corporate and other	1,202	1,843	1,183

Total	$10,088	$11,022	$9,382

(1)
Segment EBITDA is defined as net income attributable to Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, and certain Corporate and other items.

(2)
Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, non-operating income and expense, benzene sales and gains and losses on the disposition of corporate assets.

(3)
The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded for all periods presented. The EBITDA of our former polymers, base chemicals and Australian styrenics businesses are included in discontinued operations for all periods presented.

	Year ended December 31,
	2015	2014(2)	2013
By Geographic Area
Revenues(1):
United States	$3,228	$3,540	$3,319
China	1,110	1,200	1,081
Mexico	475	825	853
Germany	714	677	586
Other nations	4,772	5,336	5,240

Total	$10,299	$11,578	$11,079

	December 31,
	2015	2014	2013
Long-lived assets(3):
Huntsman Corporation
United States	$1,938	$1,748	$1,422
Germany	362	381	200
The Netherlands	304	314	356
United Kingdom	320	311	312
China	217	221	202
Italy	229	211	197
Other nations	1,076	1,237	1,135

Total	$4,446	$4,423	$3,824

Huntsman International
United States	$1,902	$1,700	$1,357
Germany	362	381	200
The Netherlands	304	314	356
United Kingdom	320	311	312
China	217	221	202
Italy	229	211	197
Other nations	1,076	1,237	1,135

Total	$4,410	$4,375	$3,759

(1)
Geographic information for revenues is based upon countries into which product is sold.

(2)
Subsequent to the issuance of the Company's 2014 financial statements, revenues by geographic area were corrected to properly reflect intercompany sales eliminations.

(3)
Long-lived assets consist of property, plant and equipment, net.

26. CONDENSED CONSOLIDATING FINANCIAL INFORMATION—HUNTSMAN INTERNATIONAL

              The following condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. There are no contractual restrictions limiting transfers of cash from Guarantor subsidiaries to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed Huntsman International's outstanding notes on a joint and several basis. In connection with the financing of the Rockwood Acquisition, we added four new guarantor entities.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$44	$1	$212	$—	$257
Restricted cash	—	—	12	—	12
Accounts and notes receivable, net	21	96	1,298	5	1,420
Accounts receivable from affiliates	2,163	4,730	163	(6,716)	340
Inventories	101	322	1,275	(6)	1,692
Prepaid expenses	49	31	91	(60)	111
Other current assets	790	8	212	(704)	306

Total current assets	3,168	5,188	3,263	(7,481)	4,138
Property, plant and equipment, net	473	1,433	2,503	1	4,410
Investment in unconsolidated affiliates	5,991	1,558	263	(7,465)	347
Intangible assets, net	32	3	51	—	86
Goodwill	(13)	82	47	—	116
Deferred income taxes	473	—	430	(485)	418
Notes receivable from affiliates	36	539	6	(581)	—
Other noncurrent assets	71	223	279	—	573

Total assets	$10,231	$9,026	$6,842	$(16,011)	$10,088

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50	$207	$772	$5	$1,034
Accounts payable to affiliates	3,905	973	1,891	(6,717)	52
Accrued liabilities	74	793	581	(765)	683
Note payable to affiliate	100	—	—	—	100
Current portion of debt	89	—	81	—	170

Total current liabilities	4,218	1,973	3,325	(7,477)	2,039
Long-term debt	4,229	—	396	—	4,625
Notes payable to affiliates	703	—	576	(581)	698
Deferred income taxes	24	276	36	82	418
Other noncurrent liabilities	160	241	819	4	1,224

Total liabilities	9,334	2,490	5,152	(7,972)	9,004
Equity
Huntsman International LLC members' equity
Members' equity	3,196	4,517	3,394	(7,911)	3,196
Accumulated (deficit) income	(983)	652	(557)	(95)	(983)
Accumulated other comprehensive (loss) income	(1,316)	1,367	(1,311)	(56)	(1,316)

Total Huntsman International LLC members' equity	897	6,536	1,526	(8,062)	897
Noncontrolling interests in subsidiaries	—	—	164	23	187

Total equity	897	6,536	1,690	(8,039)	1,084

Total liabilities and equity	$10,231	$9,026	$6,842	$(16,011)	$10,088

 HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$353	$6	$351	$—	$710
Restricted cash	—	—	10	—	10
Accounts and notes receivable, net	57	127	1,476	5	1,665
Accounts receivable from affiliates	2,256	4,732	152	(6,794)	346
Inventories	120	350	1,558	(3)	2,025
Prepaid expenses	17	9	46	(11)	61
Deferred income taxes	12	—	68	(18)	62
Other current assets	697	7	208	(606)	306

Total current assets	3,512	5,231	3,869	(7,427)	5,185
Property, plant and equipment, net	431	1,251	2,692	1	4,375
Investment in unconsolidated affiliates	6,024	1,594	256	(7,524)	350
Intangible assets, net	35	5	56	—	96
Goodwill	(15)	82	55	—	122
Deferred income taxes	454	—	435	(454)	435
Notes receivable from affiliates	23	592	—	(615)	—
Other noncurrent assets	48	203	212	(4)	459

Total assets	$10,512	$8,958	$7,575	$(16,023)	$11,022

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55	$290	$868	$5	$1,218
Accounts payable to affiliates	3,696	974	2,198	(6,794)	74
Accrued liabilities	102	699	553	(618)	736
Deferred income taxes	—	51	20	(19)	52
Note payable to affiliate	100	—	—	—	100
Current portion of debt	40	—	227	—	267

Total current liabilities	3,993	2,014	3,866	(7,426)	2,447
Long-term debt	4,550	—	304	—	4,854
Notes payable to affiliates	650	—	621	(615)	656
Deferred income taxes	29	197	46	54	326
Other noncurrent liabilities	167	261	1,015	—	1,443

Total liabilities	9,389	2,472	5,852	(7,987)	9,726
Equity
Huntsman International LLC members' equity
Members' equity	3,166	4,676	3,127	(7,803)	3,166
Accumulated (deficit) income	(956)	409	(501)	92	(956)
Accumulated other comprehensive (loss) income	(1,087)	1,401	(1,076)	(325)	(1,087)

Total Huntsman International LLC members' equity	1,123	6,486	1,550	(8,036)	1,123
Noncontrolling interests in subsidiaries	—	—	173	—	173

Total equity	1,123	6,486	1,723	(8,036)	1,296

Total liabilities and equity	$10,512	$8,958	$7,575	$(16,023)	$11,022

 HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
YEAR ENDED DECEMBER 31, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$1,054	$2,478	$6,636	$—	$10,168
Related party sales	238	470	1,062	(1,639)	131

Total revenues	1,292	2,948	7,698	(1,639)	10,299
Cost of goods sold	1,026	2,341	6,717	(1,637)	8,447

Gross profit	266	607	981	(2)	1,852
Selling, general and administrative	172	174	631	—	977
Research and development	54	45	61	—	160
Other operating (income) expense	(27)	(29)	56	—	—
Restructuring, impairment and plant closing costs	7	12	283	—	302

Operating income (loss)	60	405	(50)	(2)	413
Interest (expense) income	(220)	35	(29)	—	(214)
Equity in income (loss) of investment in affiliates and subsidiaries	169	(57)	5	(111)	6
Loss on early extinguishment of debt	(31)	—	—	—	(31)
Other income (loss)	2	(12)	13	(1)	2

(Loss) income from continuing operations before income taxes	(20)	371	(61)	(114)	176
Income tax benefit (expense)	113	(123)	24	(59)	(45)

Income (loss) from continuing operations	93	248	(37)	(173)	131
Income (loss) from discontinued operations, net of tax	1	(2)	(3)	—	(4)

Net income (loss)	94	246	(40)	(173)	127
Net income attributable to noncontrolling interests	—	—	(22)	(11)	(33)

Net income (loss) attributable to Huntsman International LLC	$94	$246	$(62)	$(184)	$94

Net income (loss)	$94	$246	$(40)	$(173)	$127
Other comprehensive loss	(229)	(35)	(248)	278	(234)
Comprehensive income attributable to noncontrolling interests	—	—	(13)	(15)	(28)

Comprehensive (loss) income attributable to Huntsman International LLC	$(135)	$211	$(301)	$90	$(135)

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

 HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$1,039	$3,193	$6,615	$—	$10,847
Related party sales	315	470	1,277	(1,830)	232

Total revenues	1,354	3,663	7,892	(1,830)	11,079
Cost of goods sold	1,097	2,904	7,137	(1,829)	9,309

Gross profit	257	759	755	(1)	1,770
Selling, general and administrative	168	131	637	—	936
Research and development	51	38	51	—	140
Other operating (income) expense	(6)	(10)	26	—	10
Restructuring, impairment and plant closing costs	13	15	123	—	151

Operating income (loss)	31	585	(82)	(1)	533
Interest (expense) income, net	(185)	43	(61)	—	(203)
Equity in income (loss) of investment in affiliates and subsidiaries	118	(134)	8	16	8
Loss on early extinguishment of debt	(51)	—	—	—	(51)
Other income	2	—	2	(2)	2

(Loss) income from continuing operations before income taxes	(85)	494	(133)	13	289
Income tax benefit (expense)	210	(200)	26	(173)	(137)

Income (loss) from continuing operations	125	294	(107)	(160)	152
Income (loss) from discontinued operations, net of tax	1	(1)	(5)	—	(5)

Net income (loss)	126	293	(112)	(160)	147
Net income attributable to noncontrolling interests	—	—	(22)	1	(21)

Net income (loss) attributable to Huntsman International LLC	$126	$293	$(134)	$(159)	$126

Net income (loss)	$126	$293	$(112)	$(160)	$147
Other comprehensive income	173	34	48	(77)	178
Comprehensive income attributable to noncontrolling interests	—	—	(23)	(3)	(26)

Comprehensive income (loss) attributable to Huntsman International LLC	$299	$327	$(87)	$(240)	$299

 HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash (used in) provided by operating activities	$(23)	$277	$318	$(2)	$570

Investing activities:
Capital expenditures	(70)	(267)	(326)	—	(663)
Cash received from unconsolidated affiliates	—	48	—	—	48
Investment in affiliate	34	3	(6)	(31)	—
Investment in unconsolidated affiliates	—	(42)	(12)	—	(54)
Acquisition of businesses, net of cash acquired	—	—	(14)	—	(14)
Cash received from purchase price adjustment for business acquired	18	—	—	—	18
Proceeds from sale of businesses/assets	—	—	1	—	1
Increase in receivable from affiliate	1	—	—	—	1
Cash received from termination of cross-currency interest rate contracts	66	—	—	—	66
Change in restricted cash	—	—	(3)	—	(3)
Other, net	1	—	—	—	1

Net cash provided by (used in) investing activities	50	(258)	(360)	(31)	(599)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1)	—	(1)
Net borrowings on overdraft facilities	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	12	—	12
Repayments of long-term debt	(548)	—	(56)	—	(604)
Proceeds from issuance of long-term debt	326	—	—	—	326
Repayments of notes payable to affiliate	(148)	—	—	—	(148)
Proceeds from notes payable to affiliate	201	—	—	(6)	195
Repayments of notes payable	(32)	—	(1)	—	(33)
Borrowings on notes payable	32	—	2	—	34
Debt issuance costs paid	(8)	—	—	—	(8)
Call premiums related to early extinguishment of debt	(35)	—	—	—	(35)
Contingent consideration paid for acquisition	(4)	—	—	—	(4)
Dividends paid to noncontrolling intrests	—	—	(14)	—	(14)
Contribution from parent	—	5	(7)	2	—
Distribution to parent	—	(27)	(8)	35	—
Dividends paid to parent	(121)	(2)	—	2	(121)
Excess tax benefit related to stock-based compensation	1	—	—	—	1

Net cash used in financing activities	(336)	(24)	(81)	33	(408)
Effect of exchange rate changes on cash	—	—	(16)	—	(16)

Decrease in cash and cash equivalents	(309)	(5)	(139)	—	(453)
Cash and cash equivalents at beginning of period	353	6	351	—	710

Cash and cash equivalents at end of period	$44	$1	$212	$—	$257

              During the first quarter of 2015, we made a noncash capital contribution of approximately $284 million between guarantor and nonguarantor entities and a noncash capital contribution of approximately $123 million between parent and guarantor entities.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$25	$252	$480	$(3)	$754

Investing activities:
Capital expenditures	(85)	(223)	(293)	—	(601)
Cash received from unconsolidated affiliates	—	48	3	—	51
Investment in affiliate	38	(10)	—	(28)	—
Investment in unconsolidated affiliates	—	(37)	(71)	—	(108)
Acquisition of businesses, net of cash acquired	(1,038)	—	78	—	(960)
Proceeds from sale of businesses/assets	3	—	12	—	15
Increase in receivable from affiliate	(2)	—	—	—	(2)
Other, net	—	—	(2)	—	(2)

Net cash used in investing activities	(1,084)	(222)	(273)	(28)	(1,607)

Financing activities:
Net repayments under revolving loan facilities	—	—	(1)	—	(1)
Net borrowings on overdraft facilities	—	—	(5)	—	(5)
Repayments of short-term debt	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	15	—	15
Repayments of long-term debt	(372)	—	(46)	—	(418)
Proceeds from issuance of long-term debt	1,792	—	—	—	1,792
Repayments of notes payable to affiliate	(122)	—	—	—	(122)
Repayments of notes payable	(32)	—	(2)	—	(34)
Borrowings on notes payable	31	—	2	—	33
Debt issuance costs paid	(67)	—	—	—	(67)
Call premiums related to early extinguishment of debt	(24)	—	—	—	(24)
Contingent consideration paid for acquisition	(6)	—	—	—	(6)
Contribution from parent	—	11	(4)	(7)	—
Dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Distribution to parent	—	(34)	(1)	35	—
Dividends paid to parent	(97)	(2)	—	2	(97)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	—	1	2	1	4

Net cash provided by (used in) financing activities	1,104	(24)	(52)	31	1,059
Effect of exchange rate changes on cash	—	—	(11)	—	(11)

Increase in cash and cash equivalents	45	6	144	—	195
Cash and cash equivalents at beginning of period	308	—	207	—	515

Cash and cash equivalents at end of period	$353	$6	$351	$—	$710

              During the third quarter of 2014, we made a noncash capital contribution of $116 million between guarantor and nonguarantor entities.

 HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$113	$167	$456	$(2)	$734

Investing activities:
Capital expenditures	(52)	(134)	(285)	—	(471)
Cash received from unconsolidated affiliates	—	71	—	—	71
Investment in affiliate	68	(11)	—	(57)	—
Investment in unconsolidated affiliates	—	(60)	(44)	—	(104)
Acquisition of a business, net of cash acquired	(66)	—	—	—	(66)
Proceeds from sale of businesses/assets	—	—	2	—	2
Increase in receivable from affiliate	(48)	—	—	—	(48)
Other, net	(2)	—	4	—	2

Net cash used in investing activities	(100)	(134)	(323)	(57)	(614)

Financing activities:
Net repayments under revolving loan facilities	—	—	(4)	—	(4)
Net borrowings on overdraft facilities	—	—	(9)	—	(9)
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	15	—	15
Repayments of long-term debt	(761)	—	(79)	—	(840)
Proceeds from issuance of long-term debt	978	—	1	—	979
Proceeds from notes payable to affiliate	177	—	—	—	177
Repayments of notes payable	(33)	—	(7)	—	(40)
Borrowings on notes payable	33	—	2	—	35
Debt issuance costs paid	(11)	—	—	—	(11)
Call premiums and other costs related to early extinguishment of debt	(4)	—	—	—	(4)
Contribution from parent	—	11	(24)	13	—
Distribution to parent	—	(44)	—	44	—
Dividends paid to parent	(96)	(2)	—	2	(96)
Excess tax benefit related to stock-based compensation	1	—	—	—	1
Other, net	4	—	(1)	—	3

Net cash provided by (used in) financing activities	288	(35)	(124)	59	188
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	301	(2)	6	—	305
Cash and cash equivalents at beginning of period	7	2	201	—	210

Cash and cash equivalents at end of period	$308	$—	$207	$—	$515

 HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

              A summary of selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014 is as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015(1)
Revenues	$2,589	$2,740	$2,638	$2,332
Gross profit	450	549	473	376
Restructuring, impairment and plant closing costs	93	114	14	81
Income from continuing operations	17	41	63	9
Net income	15	39	63	9
Net income attributable to Huntsman Corporation	5	29	55	4
Basic income per share(3):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.03	0.13	0.23	0.02
Net income attributable to Huntsman Corporation common stockholders	0.02	0.12	0.23	0.02
Diluted income per share(3):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.03	0.13	0.22	0.02
Net income attributable to Huntsman Corporation common stockholders	0.02	0.12	0.22	0.02

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014(2)	December 31, 2014
Revenues	$2,755	$2,988	$2,884	$2,951
Gross profit	450	505	515	449
Restructuring, impairment and plant closing costs	39	13	39	67
Income (loss) from continuing operations	69	124	194	(34)
Net income (loss)	62	124	194	(35)
Net income (loss) attributable to Huntsman Corporation	54	119	188	(38)
Basic income (loss) per share(3):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.25	0.49	0.77	(0.16)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.22	0.49	0.77	(0.16)
Diluted income (loss) per share(3):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.25	0.48	0.76	(0.16)
Net income (loss) attributable to Huntsman Corporation common stockholders	0.22	0.48	0.76	(0.16)

Huntsman International

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015(1)
Revenues	$2,589	$2,740	$2,638	$2,332
Gross profit	452	549	474	377
Restructuring, impairment and plant closing costs	93	114	14	81
Income from continuing operations	17	41	64	9
Net income	15	39	64	9
Net income attributable to Huntsman International	5	29	56	4

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014(2)	December 31, 2014
Revenues	$2,755	$2,988	$2,884	$2,951
Gross profit	455	506	516	450
Restructuring, impairment and plant closing costs	39	13	39	67
Income (loss) from continuing operations	72	125	204	(35)
Net income (loss)	65	125	204	(37)
Net income (loss) attributable to Huntsman International	57	120	198	(40)

(1)
During the three months ended December 31, 2015, we declared a dividend from our non-U.S. operations to the U.S., which included bringing onshore certain U.S. foreign tax credits. The foreign tax credits brought onshore exceeded the amount needed to offset the cash tax impact of the dividend, as well as enough to allow us to carry $14 million of foreign tax credits back to a prior year and claim a refund. During 2015, a number of our intercompany liabilities that were denominated in U.S. dollars were owed by entities whose tax currency was the euro. As a result of the depreciation in the euro opposite the U.S. dollar, these entities recorded a tax only foreign exchange loss. Most of the intercompany receivables associated with these same U.S. dollar denominated intercompany debts were held by entities with a tax currency of the U.S. dollar which, therefore, resulted in no taxable gain. This resulted in a $33 million tax benefit ($58 million, net of $25 million of contingent liabilities and valuation allowances) in the fourth quarter of 2015.

(2)
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

HUNTSMAN CORPORATION (PARENT ONLY)
Schedule I—Condensed Financial Information of Registrant
HUNTSMAN CORPORATION (Parent Only)
BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$—	$150
Receivable from affiliate	26	16
Note receivable from affiliate	100	100

Total current assets	126	266
Note receivable from affiliate-long-term	697	650
Investment in and advances to affiliates	938	1,176

Total assets	$1,761	$2,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to affiliate	$312	$304
Accrued liabilities	2	2

Total current liabilities	314	306
Other long-term liabilities	5	8

Total liabilities	319	314

STOCKHOLDERS' EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 249,483,541 and 248,893,036 issued and 237,080,026 and 243,416,979 outstanding in 2015 and 2014, respectively	3	3
Additional paid-in capital	3,407	3,385
Treasury stock, 11,162,454 and 4,043,526 shares in 2015 and 2014, respectively	(135)	(50)
Unearned stock-based compensation	(17)	(14)
Accumulated deficit	(528)	(493)
Accumulated other comprehensive loss	(1,288)	(1,053)

Total stockholders' equity	1,442	1,778

Total liabilities and stockholders' equity	$1,761	$2,092

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF OPERATIONS
(In Millions)

	Year ended December 31,
	2015	2014	2013
Selling, general and administrative	$(5)	$(5)	$(13)
Interest income	9	9	13
Equity in (loss) income of subsidiaries	(32)	222	32
Dividend income—affiliate	121	97	96

Net income	$93	$323	$128

This statement should be read in conjunction with the notes to the consolidated financial statements.

 HUNTSMAN CORPORATION (Parent Only)
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Millions)

	Year ended December 31,
	2015	2014	2013
Net income	$93	$323	$128
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(313)	(221)	(23)
Pension and other postretirement benefits adjustments	66	(271)	185
Other, net	40	23	31

Other comprehensive (loss) income, net of tax	(207)	(469)	193

Comprehensive (loss) income	(114)	(146)	321
Comprehensive income attributable to noncontrolling interests	(28)	(7)	(26)

Comprehensive (loss) income attributable to Huntsman Corporation	$(142)	$(153)	$295

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS' EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Total equity
Balance, January 1, 2013	238,273,422	$ 2	$3,264	$(50)	$ (12)	$ (687)	$ (744)	$1,773
Net income	—	—	—	—	—	128	—	128
Other comprehensive income	—	—	—	—	—	—	167	167
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—
Vesting of stock awards	1,067,888	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	8	—	13	—	—	21
Repurchase and cancellation of stock awards	(304,209)	—	—	—	—	(6)	—	(6)
Stock options exercised	1,364,341	—	13	—	—	—	—	13
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(2)	—	(2)
Dividends declared on common stock	—	—	—	—	—	(120)	—	(120)

Balance, December 31, 2013	240,401,442	2	3,305	(50)	(13)	(687)	(577)	1,980
Net income	—	—	—	—	—	323	—	323
Other comprehensive loss	—	—	—	—	—	—	(476)	(476)
Issuance of nonvested stock awards	—	—	15	—	(15)	—	—	—
Vesting of stock awards	1,018,050	—	7	—	—	—	—	7
Recognition of stock-based compensation	—	—	10	—	14	—	—	24
Repurchase and cancellation of stock awards	(302,200)	—	—	—	—	(7)	—	(7)
Stock options exercised	2,299,687	1	47	—	—	—	—	48
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	1
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	(1)
Dividends declared on common stock	—	—	—	—	—	(121)	—	(121)

Balance, December 31, 2014	243,416,979	3	3,385	(50)	(14)	(493)	(1,053)	1,778
Net income	—	—	—	—	—	93	—	93
Other comprehensive loss	—	—	—	—	—	—	(235)	(235)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—
Vesting of stock awards	1,037,743	—	7	—	—	—	—	7
Recognition of stock-based compensation	—	—	10	—	16	—	—	26
Repurchase and cancellation of stock awards	(304,340)	—	—	—	—	(7)	—	(7)
Stock options exercised	48,572	—	1	—	—	—	—	1
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	1
Cash paid for noncontrolling interest	—	—	(1)	—	—	—	—	(1)
Treasury stock repurchased	(7,118,928)	—	(15)	(85)	—	—	—	(100)
Dividends declared on common stock	—	—	—	—	—	(121)	—	(121)

Balance, December 31, 2015	237,080,026	$ 3	$3,407	$(135)	$ (17)	$ (528)	$ (1,288)	$1,442

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$93	$323	$128
Equity in loss (income) of subsidiaries	32	(222)	(32)
Stock-based compensation	1	1	1
Noncash interest (income) expense	(9)	(9)	6
Changes in operating assets and liabilities	8	9	63

Net cash provided by operating activities	125	102	166

Investing Activities:
Loan to affiliate	(195)	—	(177)
Repayments of loan by affiliate	148	122	—

Net cash (used in) provided by investing activities	(47)	122	(177)

Financing Activities:
Dividends paid to common stockholders	(121)	(121)	(120)
Repurchase and cancellation of stock awards	(7)	(7)	(6)
Proceeds from issuance of common stock	1	47	13
Repurchase of common stock	(100)	—	—
(Decrease) increase in payable to affiliates	(1)	2	(48)

Net cash used in financing activities	(228)	(79)	(161)

(Decrease) increase in cash and cash equivalents	(150)	145	(172)
Cash and cash equivalents at beginning of period	150	5	177

Cash and cash equivalents at end of period	$—	$150	$5

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$34	$1	$(9)	$—	26
Year ended December 31, 2014	42	—	(8)	—	34
Year ended December 31, 2013	47	2	(7)	—	42

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges (credits) to cost and expenses	Charged to other accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$34	$1	$(9)	$—	$26
Year ended December 31, 2014	42	—	(8)	—	34
Year ended December 31, 2013	47	2	(7)	—	42

EXHIBIT INDEX

Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Huntsman Corporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1/A filed on February 9, 2005)
3.2	Fourth Amended and Restated Bylaws of Huntsman Corporation effective September 12, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on September 12, 2013)
4.1	Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 16, 2005 (File No. 001-32427))
4.2	Form of stock certificate of Huntsman Corporation (incorporated by reference to Exhibit 4.68 to amendment No. 3 to our registration statement on Form S-1 filed on February 8, 2005)
4.3	Form of Restricted Stock Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.7 to our registration statement on Form S-8 filed on February 10, 2006)
4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 4.8 of our registration statement on Form S-8 filed on February 10, 2006)
4.5	Form of Restricted Stock Agreement for Outside Directors (incorporated by reference to Exhibit 4.31 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
4.6	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 4.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
4.7	Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed November 19, 2012)
4.8	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed November 19, 2012)
4.9	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed November 19, 2012)
4.10	Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed December 23, 2013)
4.11	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.10) (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2013)
4.12	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.10) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed December 23, 2013)
4.13	Indenture, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
4.14	Form of 5 1/8% Senior Note (included as Exhibit A to Exhibit 4.13) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)

Number	Description
4.15	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.13) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
4.16	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.17	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.16) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
4.18	Form of Notation of Guarantee (included as Exhibit D to Exhibit 4.16) (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on April 2, 2015)
10.1	Employment Agreement with Anthony Hankins (incorporated by reference to Exhibit 10.27 to amendment No. 2 to our registration statement on Form S-1 filed on January 28, 2005)
10.2	Huntsman Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011 (incorporated by reference to Exhibit 10.20 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.4	Form of Restricted Stock Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.21 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.5	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.22 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.6	Form of Phantom Share Agreement, effective for grants prior to February 6, 2008 (incorporated by reference to Exhibit 10.23 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.7	Form of Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.24 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to amendment No. 4 to our registration statement on Form S-1 filed on February 8, 2005)
10.9	Credit Agreement dated August 16, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed August 22, 2005 (File No. 333-85141))
10.10	Form of Non-qualified Stock Option Agreement for Outside Directors (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 8, 2005 (File No. 001-32427)
10.11	Consent and First Amendment to Credit Agreement dated December 12, 2005 among Huntsman International LLC, Deutsche Bank AG New York Branch as Administrative Agent and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to Huntsman International LLC's current report on Form 8-K filed December 27, 2005 (File No. 333-85141))
10.12	Amended and Restated Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))

Number	Description
10.13	Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.14	Amended and Restated Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.15	Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed December 30, 2005 (File No. 001-32427))
10.16	Consent and Second Amendment to Credit Agreement and Amendment to Security Documents, dated June 30, 2006, by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 7, 2006 (File No. 001-32427))
10.17	Third Amendment to Credit Agreement dated April 19, 2007 by and among Huntsman International LLC, as Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 24, 2007 (File No. 001-32427))
10.18	First Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.32 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.19	First Amendment to Huntsman Supplemental Executive MPP Plan (incorporated by reference to Exhibit 10.33 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.20	First Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.34 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.21	Second Amendment to Huntsman Supplemental Savings Plan (incorporated by reference to Exhibit 10.35 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.22	First Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.36 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.23	Form of Restricted Stock Agreement effective for grants from February 6, 2008 to September 21, 2010 (incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.24	Form of Phantom Share Agreement effective for grants from February 6, 2008 to February 23, 2010 (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 22, 2008) (File No. 001-32427)
10.25	Letter Agreement, dated June 15, 2009, among Huntsman Polyurethanes (UK) Ltd. and Paul G. Hulme (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 17, 2009) (File No. 001-32427)
10.26	Fourth Amendment to Credit Agreement, dated as of June 22, 2009, by and among Huntsman International LLC and Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 23, 2009) (File No. 001-32427)

Number	Description
10.27	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)
10.28	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)
10.29	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)
10.30	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed on October 22, 2009) (File No. 001-32427)
10.31	Fifth Amendment to Credit Agreement, dated as of March 9, 2010, by and among Huntsman International LLC, JPMorgan Chase Bank, N.A. and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 10-Q filed on May 7, 2010)
10.32	Certain exhibits and schedules to Exhibit A to the Fifth Amendment to Credit Agreement, dated as of March 9, 2010, which was previously filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed May 7, 2010 (incorporated by reference to Exhibit 10.2 to our current report on Form 10-Q filed on November 4, 2010)
10.33	Second Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.38 to our annual report on Form 10-K filed on February 17, 2011)
10.34	Third Amendment to Huntsman Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.39 to our annual report on Form 10-K filed on February 17, 2011)
10.35	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to our annual report on Form 10-K filed on February 17, 2011)
10.36	Form of Phantom Share Agreement (incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K filed on February 17, 2011)
10.37	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K filed on February 17, 2011)
10.38	Form of Restricted Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 10.43 to our annual report on Form 10-K filed on February 17, 2011)
10.39	Sixth Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2011)
10.40	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 20, 2011)

Number	Description
10.41	Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 20, 2011)
10.42	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.4 to our current report on Form 10-Q filed on May 5, 2011)
10.43	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to our current report on Form 10-Q filed on May 5, 2011)
10.44	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.6 to our current report on Form 10-Q filed on May 5, 2011)
10.45	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed on May 10, 2011)
10.46	Seventh Amendment, dated as of March 6, 2012, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 6, 2012)
10.47	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Jon M. Huntsman (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 4, 2013)
10.48	Severance Agreement dated January 1, 2013 between Huntsman Corporation and Peter R. Huntsman (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on January 4, 2013)
10.49	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.56 to our annual report on Form 10-K filed on February 12, 2013)
10.50	Eighth Amendment, dated as of March 11, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 12, 2013)
10.51	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 2, 2013)
10.52	Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on May 2, 2013)
10.53	Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended June 30, 2013)
10.54	Ninth Amendment, dated as of August 22, 2013, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 26, 2013)

Number	Description
10.55	Stock Purchase Agreement dated as of September 17, 2013 by and between Rockwood Specialties Group, Inc. and Huntsman International LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on September 20, 2013) as amended by Amendment to Stock Purchase Agreement dated as of March 20, 2014 (incorporated by reference to Exhibit 2.1 to our quarterly report on Form 10-Q filed on April 29, 2014) as amended by Amendment No. 2 to Stock Purchase Agreement dated as of July 24, 2014 (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed on July 30, 2014) as amended by Amendment No. 3 to Stock Purchase Agreement dated as of September 30, 2014 (incorporated by reference to Exhibit 2.2 to our quarterly report on Form 10-Q filed on October 27, 2014)
10.56	Tenth Amendment to Credit Agreement, Second Amendment to Collateral Security Agreement, Second Amendment to Pledge Agreement and Second Amendment to Subsidiary Guaranty, dated as of October 15, 2013, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 18, 2013)
10.57	Huntsman Executive Severance Plan (as amended and restated) (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2013)
10.58	Huntsman Corporation Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2014)
10.59	Eleventh Amendment, dated as of August 12, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.60	Twelfth Amendment, dated as of August 13, 2014, to Credit Agreement, dated as of August 16, 2005, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 15, 2014)
10.61	Thirteenth Amendment to Credit Agreement, dated as of October 1, 2014, among Huntsman International LLC, the subsidiary guarantors party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on October 7, 2014)
10.62	Registration Rights Agreement, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein and J.P. Morgan Securities LLC, as representative of the several purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on November 17, 2014)
10.63	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.65 to our annual report on Form 10-K filed on February 18, 2015)
10.64	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.66 to our annual report on Form 10-K filed on February 18, 2015)
10.65	Registration Rights Agreement, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein and the several initial purchasers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 2, 2015)

Number	Description
10.66	Master Amendment No. 4 to the European Receivables Loan Agreement, the Servicing Agreement, the Liquidation Servicer Agreement and the Transaction Documents, dated as of March 5, 2015 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 9, 2015)
10.67	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015 (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on April 2, 2015)
10.68	Fourteenth Amendment to Credit Agreement, dated as of August 10, 2015, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 10, 2015)
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*
Filed herewith.