Form 10-Q
period 2016-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2016-04-28
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42-1648585
333-85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87-0630358

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

         On April 20, 2016, 238,163,547 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

         This Quarterly Report on Form 10-Q presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly-owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10-Q is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated. Huntsman International LLC meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents(a)	$208	$257
Restricted cash(a)	10	12
Accounts and notes receivable (net of allowance for doubtful accounts of $29 and $26, respectively), ($493 and $438 pledged as collateral, respectively)(a)	1,558	1,420
Accounts receivable from affiliates	14	29
Inventories(a)	1,689	1,692
Prepaid expenses	70	112
Other current assets(a)	281	312

Total current assets	3,830	3,834
Property, plant and equipment, net(a)	4,437	4,446
Investment in unconsolidated affiliates	344	347
Intangible assets, net(a)	106	86
Goodwill	123	116
Deferred income taxes	424	418
Other noncurrent assets(a)	576	573

Total assets	$9,840	$9,820

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$999	$1,034
Accounts payable to affiliates	28	27
Accrued liabilities(a)	652	686
Current portion of debt(a)	103	170

Total current liabilities	1,782	1,917
Long-term debt(a)	4,724	4,625
Notes payable to affiliates	1	1
Deferred income taxes	425	422
Other noncurrent liabilities(a)	1,223	1,226

Total liabilities	8,155	8,191
Commitments and contingencies (Notes 12 and 13)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 250,770,770 and 249,483,541 shares issued and 236,271,202 and 237,080,026 shares outstanding, respectively	3	3
Additional paid-in capital	3,439	3,407
Treasury stock, 12,607,223 and 11,162,454 shares, respectively	(150)	(135)
Unearned stock-based compensation	(28)	(17)
Accumulated deficit	(504)	(528)
Accumulated other comprehensive loss	(1,261)	(1,288)

Total Huntsman Corporation stockholders' equity	1,499	1,442
Noncontrolling interests in subsidiaries	186	187

Total equity	1,685	1,629

Total liabilities and equity	$9,840	$9,820

(a)
At March 31, 2016 and December 31, 2015, respectively, $21 and $34 of cash and cash equivalents, $10 and $12 of restricted cash, $30 and $26 of accounts and notes receivable (net), $37 and $54 of inventories, $5 each of other current assets, $303 and $307 of property, plant and equipment (net), $37 and $36 of intangible assets (net), $42 and $38 of other noncurrent assets, $77 and $82 of accounts payable, $30 and $27 of accrued liabilities, $17 and $15 of current portion of debt, $123 and $137 of long-term debt, and $54 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended March 31,
	2016	2015
Revenues:
Trade sales, services and fees, net	$2,321	$2,560
Related party sales	34	29

Total revenues	2,355	2,589
Cost of goods sold	1,939	2,139

Gross profit	416	450
Operating expenses:
Selling, general and administrative	223	246
Research and development	37	42
Other operating expense (income)	5	(8)
Restructuring, impairment and plant closing costs	13	93

Total expenses	278	373

Operating income	138	77
Interest expense	(50)	(56)
Equity in income of investment in unconsolidated affiliates	1	2
Loss on early extinguishment of debt	—	(3)
Other income (loss)	1	(1)

Income from continuing operations before income taxes	90	19
Income tax expense	(27)	(2)

Income from continuing operations	63	17
Loss from discontinued operations	(1)	(2)

Net income	62	15
Net income attributable to noncontrolling interests	(6)	(10)

Net income attributable to Huntsman Corporation	$56	$5

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.24	$0.03
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.01)

Net income attributable to Huntsman Corporation common stockholders	$0.24	$0.02

Weighted average shares	236.1	243.9

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.24	$0.03
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.01)

Net income attributable to Huntsman Corporation common stockholders	$0.24	$0.02

Weighted average shares	237.9	247.2

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$57	$7
Loss from discontinued operations, net of tax	(1)	(2)

Net income	$56	$5

Dividends per share	$0.125	$0.125

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended March 31,
	2016	2015
Net income	$62	$15
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	27	(182)
Pension and other postretirement benefits adjustments	13	13
Other, net	(11)	(1)

Other comprehensive income (loss), net of tax	29	(170)

Comprehensive income (loss)	91	(155)
Comprehensive income attributable to noncontrolling interests	(8)	(3)

Comprehensive income (loss) attributable to Huntsman Corporation	$83	$(158)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2016	237,080,026	$3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$187	$1,629
Net income	—	—	—	—	—	56	—	6	62
Other comprehensive income	—	—	—	—	—	—	27	2	29
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	880,269	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(244,324)	—	—	—	—	(2)	—	—	(2)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—	—
Excess tax shortfall related to stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	(30)	—	—	(30)

Balance, March 31, 2016	236,271,202	$3	$3,439	$(150)	$(28)	$(504)	$(1,261)	$186	$1,685

Balance, January 1, 2015	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$173	$1,951
Net income	—	—	—	—	—	5	—	10	15
Other comprehensive loss	—	—	—	—	—	—	(163)	(7)	(170)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	1,000,585	—	6	—	—	—	—	—	6
Recognition of stock-based compensation	—	—	3	—	5	—	—	—	8
Repurchase and cancellation of stock awards	(302,372)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	11,732	—	—	—	—	—	—	—	—
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(31)	—	—	(31)

Balance, March 31, 2015	244,126,924	$3	$3,414	$(50)	$(28)	$(526)	$(1,216)	$176	$1,773

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net income	$62	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(1)	(2)
Depreciation and amortization	100	95
Loss on early extinguishment of debt	—	3
Noncash interest expense	4	4
Noncash restructuring and impairment charges	5	29
Deferred income taxes	6	(33)
Noncash gain on foreign currency transactions	—	(6)
Stock-based compensation	8	9
Other, net	2	1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(105)	(49)
Inventories	22	54
Prepaid expenses	2	3
Other current assets	33	25
Other noncurrent assets	(20)	(90)
Accounts payable	(31)	(2)
Accrued liabilities	—	(3)
Other noncurrent liabilities	1	(19)

Net cash provided by operating activities	88	34

Investing Activities:
Capital expenditures	(99)	(149)
Cash received from unconsolidated affiliates	10	15
Investment in unconsolidated affiliates	(12)	(13)
Cash received from termination of cross-currency interest rate contracts	—	66
Change in restricted cash	2	—
Other, net	(2)	—

Net cash used in investing activities	(101)	(81)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months ended March 31,
	2016	2015
Financing Activities:
Net borrowings under revolving loan facilities	$45	$—
Net repayments on overdraft facilities	—	(2)
Repayments of short-term debt	(12)	(17)
Borrowings on short-term debt	4	—
Repayments of long-term debt	(27)	(59)
Proceeds from issuance of long-term debt	—	326
Repayments of notes payable	(9)	(9)
Borrowings on notes payable	2	—
Debt issuance costs paid	—	(4)
Call premiums related to early extinguishment of debt	—	(3)
Contingent consideration paid for acquisition	—	(4)
Dividends paid to common stockholders	(30)	(31)
Dividends paid to noncontrolling interests	(9)	—
Repurchase and cancellation of stock awards	(2)	(7)
Excess tax benefit related to stock-based compensation	—	1
Other, net	—	(2)

Net cash (used in) provided by financing activities	(38)	189

Effect of exchange rate changes on cash	2	(8)

(Decrease) increase in cash and cash equivalents	(49)	134
Cash and cash equivalents at beginning of period	257	860

Cash and cash equivalents at end of period	$208	$994

Supplemental cash flow information:
Cash paid for interest	$35	$48
Cash paid for income taxes	5	11

        As of March 31, 2016 and 2015, the amount of capital expenditures in accounts payable was $62 million and $58 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents(a)	$208	$257
Restricted cash(a)	10	12
Accounts and notes receivable (net of allowance for doubtful accounts of $29 and $26, respectively), ($493 and $438 pledged as collateral, respectively)(a)	1,558	1,420
Accounts receivable from affiliates	329	340
Inventories(a)	1,689	1,692
Prepaid expenses	69	111
Other current assets(a)	276	306

Total current assets	4,139	4,138
Property, plant and equipment, net(a)	4,405	4,410
Investment in unconsolidated affiliates	344	347
Intangible assets, net(a)	106	86
Goodwill	123	116
Deferred income taxes	424	418
Other noncurrent assets(a)	576	573

Total assets	$10,117	$10,088

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$998	$1,034
Accounts payable to affiliates	54	52
Accrued liabilities(a)	650	683
Notes payable to affiliates	100	100
Current portion of debt(a)	103	170

Total current liabilities	1,905	2,039
Long-term debt(a)	4,724	4,625
Notes payable to affiliates	698	698
Deferred income taxes	421	418
Other noncurrent liabilities(a)	1,226	1,224

Total liabilities	8,974	9,004
Commitments and contingencies (Notes 12 and 13)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,200	3,196
Accumulated deficit	(957)	(983)
Accumulated other comprehensive loss	(1,286)	(1,316)

Total Huntsman International LLC members' equity	957	897
Noncontrolling interests in subsidiaries	186	187

Total equity	1,143	1,084

Total liabilities and equity	$10,117	$10,088

(a)
At March 31, 2016 and December 31, 2015, respectively, $21 and $34 of cash and cash equivalents, $10 and $12 of restricted cash, $30 and $26 of accounts and notes receivable (net), $37 and $54 of inventories, $5 each of other current assets, $303 and $307 of property, plant and equipment (net), $37 and $36 of intangible assets (net), $42 and $38 of other noncurrent assets, $77 and $82 of accounts payable, $30 and $27 of accrued liabilities, $17 and $15 of current portion of debt, $123 and $137 of long-term debt, and $54 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended March 31,
	2016	2015
Revenues:
Trade sales, services and fees, net	$2,321	$2,560
Related party sales	34	29

Total revenues	2,355	2,589
Cost of goods sold	1,938	2,137

Gross profit	417	452
Operating expenses:
Selling, general and administrative	221	244
Research and development	37	42
Other operating expense (income)	5	(7)
Restructuring, impairment and plant closing costs	13	93

Total expenses	276	372

Operating income	141	80
Interest expense	(53)	(58)
Equity in income of investment in unconsolidated affiliates	1	2
Loss on early extinguishment of debt	—	(3)
Other income (loss)	1	(1)

Income from continuing operations before income taxes	90	20
Income tax expense	(27)	(3)

Income from continuing operations	63	17
Loss from discontinued operations, net of tax	(1)	(2)

Net income	62	15
Net income attributable to noncontrolling interests	(6)	(10)

Net income attributable to Huntsman International LLC	$56	$5

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended March 31,
	2016	2015
Net income	$62	$15
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	28	(182)
Pension and other postretirement benefits adjustments	15	15
Other, net	(11)	(1)

Other comprehensive income (loss), net of tax	32	(168)

Comprehensive income (loss)	94	(153)
Comprehensive income attributable to noncontrolling interests	(8)	(3)

Comprehensive income (loss) attributable to Huntsman International LLC	$86	$(156)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity			Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries
	Units	Amount				Total equity
Balance, January 1, 2016	2,728	$3,196	$(983)	$(1,316)	$187	$1,084
Net income	—	—	56	—	6	62
Dividends paid to parent	—	—	(30)	—	—	(30)
Other comprehensive income	—	—	—	30	2	32
Contribution from parent	—	7	—	—	—	7
Excess tax shortfall related to stock-based compensation	—	(3)	—	—	—	(3)
Dividends paid to noncontrolling interests	—	—	—	—	(9)	(9)

Balance, March 31, 2016	2,728	$3,200	$(957)	$(1,286)	$186	$1,143

Balance, January 1, 2015	2,728	$3,166	$(956)	$(1,087)	$173	$1,296
Net income	—	—	5	—	10	15
Dividends paid to parent	—	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	(161)	(7)	(168)
Contribution from parent	—	8	—	—	—	8
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, March 31, 2015	2,728	$3,175	$(982)	$(1,248)	$176	$1,121

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net income	$62	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(1)	(2)
Depreciation and amortization	97	92
Loss on early extinguishment of debt	—	3
Noncash interest expense	7	6
Noncash restructuring and impairment charges	5	29
Deferred income taxes	6	(33)
Noncash gain on foreign currency transactions	—	(6)
Noncash compensation	7	8
Other, net	2	3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(105)	(49)
Inventories	22	54
Prepaid expenses	3	4
Other current assets	32	25
Other noncurrent assets	(20)	(90)
Accounts payable	(33)	(4)
Accrued liabilities	—	(3)
Other noncurrent liabilities	3	(17)

Net cash provided by operating activities	87	35

Investing Activities:
Capital expenditures	(99)	(149)
Cash received from unconsolidated affiliates	10	15
Investment in unconsolidated affiliates	(12)	(13)
Increase in receivable from affiliate	(2)	(6)
Cash received from termination of cross-currency interest rate contracts	—	66
Change in restricted cash	2	—
Other, net	(1)	—

Net cash used in investing activities	(102)	(87)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months ended March 31,
	2016	2015
Financing Activities:
Net borrowings under revolving loan facilities	$45	$—
Net repayments on overdraft facilities	—	(2)
Repayments of short-term debt	(12)	(17)
Borrowings on short-term debt	4	—
Repayments of long-term debt	(27)	(59)
Proceeds from issuance of long-term debt	—	326
Repayments of notes payable to affiliate	—	(50)
Repayments of notes payable	(9)	(9)
Borrowings on notes payable	2	—
Debt issuance costs paid	—	(4)
Call premiums related to early extinguishment of debt	—	(3)
Contingent consideration paid for acquisition	—	(4)
Dividends paid to noncontrolling interests	(9)	—
Dividends paid to parent	(30)	(31)
Excess tax benefit related to stock-based compensation	—	1
Other, net	—	(2)

Net cash (used in) provided by financing activities	(36)	146

Effect of exchange rate changes on cash	2	(8)

(Decrease) increase in cash and cash equivalents	(49)	86
Cash and cash equivalents at beginning of period	257	710

Cash and cash equivalents at end of period	$208	$796

Supplemental cash flow information:
Cash paid for interest	$35	$48
Cash paid for income taxes	5	11

        As of March 31, 2016 and 2015, the amount of capital expenditures in accounts payable was $62 million and $58 million, respectively. During the three months ended March 31, 2016 and 2015, Huntsman Corporation contributed $7 million and $8 million, respectively, related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

CERTAIN DEFINITIONS

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, "Huntsman International" refers to Huntsman International LLC (our wholly-owned subsidiary) and, unless the context otherwise requires, its subsidiaries.

        In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

        Our unaudited interim condensed consolidated financial statements and Huntsman International's unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") and in management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 for our Company and Huntsman International.

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

        Currently, we operate all of our businesses through Huntsman International, our wholly-owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

        Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International's financial statements relate primarily to the following:

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

RECENT DEVELOPMENTS

Debt Activity

        On April 1, 2016, Huntsman International entered into a new $550 million term loan B due 2023 ("2016 Term Loan B"). Proceeds from the 2016 Term Loan B were used to repay in full our extended term loan B facility due 2017 ("Extended Term Loan B"), our extended term loan B facility—series 2 due 2017 ("Extended Term Loan B—Series 2"), and our term loan C due 2016 ("Term Loan C"). In connection with these repayments, we expect to record a loss on early extinguishment of debt of approximately $1 million in the second quarter of 2016. In addition, Huntsman International extended the maturity date of its revolving credit facility ("Revolving Facility") to 2021 and increased the committed amount to $650 million. For more information, see "Note 6. Debt—Direct and Subsidiary Debt."

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2016

        In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, eliminating from US GAAP the concept of extraordinary items. Reporting entities will no longer have to assess whether a particular event or transaction event is extraordinary. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted the amendments in this ASU effective January 1, 2016, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities by placing more emphasis on risk of loss when determining a controlling financial interest. These amendments affect areas specific to limited partnerships and similar legal entities, evaluating fees paid to a decision maker or service provider as a variable interest, the effects of both fee arrangements and related parties on the primary beneficiary determination and certain investment funds. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted the amendments in this ASU effective January 1, 2016, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted the amendments in this ASU effective January 1, 2016, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014-09 for all entities by one year. Further, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations, and in April 2016, the

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014-09, ASU No. 2016-08 and ASU No. 2016-10 should be applied retrospectively, and early application is permitted. We are currently evaluating the impact of the adoption of the amendments in ASU No. 2014-09, ASU No. 2016-08 and ASU No. 2016-10 on our condensed consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, but rather does apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted for all entities. Reporting entities are required to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of the amendments in this ASU on our condensed consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption of the amendments in this ASU is permitted in any interim or annual period. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using last-in first-out ("LIFO"), first-in first-out, and average costs methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31, 2016	December 31, 2015
Raw materials and supplies	$383	$389
Work in progress	112	125
Finished goods	1,233	1,221

Total	1,728	1,735
LIFO reserves	(39)	(43)

Net inventories	$1,689	$1,692

        For both March 31, 2016 and December 31, 2015, approximately 9% of inventories were recorded using the LIFO cost method.

4. VARIABLE INTEREST ENTITIES

        We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

  •
  Rubicon LLC is our 50%-owned joint venture with Chemtura that manufactures products for our Polyurethanes and Performance Products segments. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

  •
  Pacific Iron Products Sdn Bhd is our 50%-owned joint venture with Coogee Chemicals that manufactures products for our Pigments and Additives segment. In this joint venture, we supply all the raw materials through a fixed cost supply contract, operate the manufacturing facility and market the products of the joint venture to customers. Through a fixed price raw materials supply contract with the joint venture, we are exposed to risk related to the fluctuation of raw material pricing.

  •
  Arabian Amines Company is our 50%-owned joint venture with Zamil group that manufactures products for our Performance Products segment. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company's production and sell it to our customers. Substantially all of the joint venture's activities are conducted on our behalf.

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

4. VARIABLE INTEREST ENTITIES (Continued)

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

        Creditors of these entities have no recourse to our general credit. See "Note 6. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at March 31, 2016, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements.

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets, before intercompany eliminations, as of March 31, 2016 and our consolidated balance sheets as of December 31, 2015 (dollars in millions):

	March 31, 2016	December 31, 2015
Current assets	$87	$121
Property, plant and equipment, net	303	307
Other noncurrent assets	112	95
Deferred income taxes	35	35
Intangible assets	37	36
Goodwill	13	13

Total assets	$587	$607

Current liabilities	$158	$159
Long-term debt	125	140
Deferred income taxes	11	11
Other noncurrent liabilities	55	54

Total liabilities	$349	$364

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of March 31, 2016 and December 31, 2015, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2016	$109	$16	$38	$5	$168
2016 charges for 2015 and prior initiatives	2	1	1	5	9
Reversal of reserves no longer required	—	—	(1)	—	(1)
Distribution of prefunded restructuring costs	(38)	(2)	—	—	(40)
2016 payments for 2015 and prior initiatives	(14)	(1)	—	(5)	(20)
Foreign currency effect on liability balance	1	—	1	—	2

Accrued liabilities as of March 31, 2016	$60	$14	$39	$5	$118

(1)
The workforce reduction reserves relate to the termination of 773 positions, of which 702 positions had not been terminated as of March 31, 2016.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
2014 and prior initiatives	$98	$143
2015 initiatives	20	25

Total	$118	$168

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2016	$5	$9	$4	$55	$90	$1	$4	$168
2016 charges for 2015 and prior initiatives	—	—	—	2	6	—	1	9
Reversal of reserves no longer required	—	—	—	(1)	—	—	—	(1)
Distribution of prefunded restructuring costs	—	(2)	—	(2)	(36)	—	—	(40)
2016 payments for 2015 and prior initiatives	(1)	(1)	—	(1)	(16)	—	(1)	(20)
Foreign currency effect on liability balance	—	—	—	1	1	—	—	2

Accrued liabilities as of March 31, 2016	$4	$6	$4	$54	$45	$1	$4	$118

Current portion of restructuring reserves	$4	$6	$—	$14	$38	$1	$4	$67
Long-term portion of restructuring reserves	—	—	4	40	7	—	—	51

        Details with respect to cash and noncash restructuring charges for the three months ended March 31, 2016 and 2015 by initiative are provided below (dollars in millions):

Three months ended March 31, 2016
Cash charges:
2016 charges for 2015 and prior initiatives	$9
Reversal of reserves no longer required	(1)
Accelerated depreciation	4
Other non-cash charges	1

Total 2016 Restructuring, Impairment and Plant Closing Costs	$13

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

Three months ended March 31, 2015
Cash charges:
2015 charges for 2014 and prior initiatives	$42
2015 charges for 2015 initiatives	24
Reversal of reserves no longer required	(1)
Accelerated depreciation	28

Total 2015 Restructuring, Impairment and Plant Closing Costs	$93

2016 RESTRUCTURING ACTIVITIES

        On December 1, 2014, we announced a comprehensive restructuring program to improve the global competitiveness of our Pigments and Additives segment. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $3 million in the three months ended March 31, 2016.

        On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we recorded restructuring expense of $1 million in the three months ended March 31, 2016.

        On March 4, 2015, we announced plans to restructure our color pigments business, another step in our comprehensive restructuring program in our Pigments and Additives segment, and recorded restructuring expense of approximately $3 million in the three months ended March 31, 2016.

        In connection with planned restructuring activities, our Pigments and Additives segment recorded accelerated depreciation as restructuring expense of $4 million during the three months ended March 31, 2016.

2015 RESTRUCTURING ACTIVITIES

        As part of the comprehensive restructuring program in our Pigments and Additives segment announced in December 2014, we recorded restructuring expense of $34 million in the three months ended March 31, 2015 related primarily to workforce reductions.

        In connection with the closure of the 'black end' at our Calais, France site announced in February 2015, we began to accelerate depreciation on the affected assets and recorded incremental accelerated depreciation in the three months ended March 31, 2015 of $28 million as restructuring, impairment and plant closing costs. In addition, we recorded restructuring expense of $22 million in the three months ended March 31, 2015 related primarily to workforce reductions.

        In connection with our plans announced in March 2015 to restructure our color pigments business within our Pigments and Additives segment, we recorded restructuring expense of approximately $1 million in the three months ended March 31, 2015 related to workforce reductions.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

        Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	March 31, 2016	December 31, 2015
Senior Credit Facilities:
Term loans	$2,441	$2,454
Amounts outstanding under A/R programs	263	215
Senior notes	1,872	1,850
Variable interest entities	140	151
Other	111	125

Total debt—excluding debt to affiliates	$4,827	$4,795

Total current portion of debt	$103	$170
Long-term portion	4,724	4,625

Total debt—excluding debt to affiliates	$4,827	$4,795

Total debt—excluding debt to affiliates	$4,827	$4,795
Notes payable to affiliates-noncurrent	1	1

Total debt	$4,828	$4,796

Huntsman International

	March 31, 2016	December 31, 2015
Senior Credit Facilities:
Term loans	$2,441	$2,454
Amounts outstanding under A/R programs	263	215
Senior notes	1,872	1,850
Variable interest entities	140	151
Other	111	125

Total debt—excluding debt to affiliates	$4,827	$4,795

Total current portion of debt	$103	$170
Long-term portion	4,724	4,625

Total debt—excluding debt to affiliates	$4,827	$4,795

Total debt—excluding debt to affiliates	$4,827	$4,795
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	698	698

Total debt	$5,625	$5,593

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

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

Debt Issuance Costs

        We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of March 31, 2016 and December 31, 2015, the amount of debt issuance costs directly reducing the debt liability was $64 million and $67 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

        As of March 31, 2016, our senior credit facilities ("Senior Credit Facilities") consisted of our Revolving Facility, our Extended Term Loan B, our Extended Term Loan B—Series 2, our 2015 extended term loan B facility ("2015 Extended Term Loan B"), our 2014 term loan facility ("2014 Term Loan B") and our Term Loan C as follows (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Unamortized Discounts and Debt Issuance Costs	Carrying Value	Interest Rate(3)	Maturity
Revolving Facility(1)	$625	$—	$—	$—	USD LIBOR plus 3.00%	2017
Extended Term Loan B	NA	309	(1)	308	USD LIBOR plus 2.75%	2017
Extended Term Loan B—Series 2	NA	190	—	190	USD LIBOR plus 3.00%	2017
2015 Extended Term Loan B	NA	766	(4)	762	USD LIBOR plus 3.00%	2019
2014 Term Loan B	NA	1,185	(53)	1,132	USD LIBOR plus 3.00%(2)	2021
Term Loan C	NA	49	—	49	USD LIBOR plus 2.25%	2016

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $15 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

(2)
The 2014 Term Loan B is subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of March 31, 2016, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 4%.

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

Amendment to the Credit Agreement

        On April 1, 2016, Huntsman International entered into a fifteenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The amendment provides for a new term loan facility, 2016 Term Loan B, to refinance existing term loans pursuant to the Credit Agreement in an aggregate principal amount of $550 million. The net proceeds of the 2016 Term Loan B were used to repay in full Huntsman International's Extended Term Loan B, Extended Term Loan B—Series 2 and Term Loan C. In connection with these repayments, we expect to record a loss on early extinguishment of debt of approximately $1 million in the second quarter of 2016.

        The 2016 Term Loan B matures on April 1, 2023, provided that the maturity date will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay certain our senior notes upon maturity. The 2016 Term Loan B is subject to the same terms and conditions as our existing senior secured term loan facilities.

        The 2016 Term Loan B bears interest at an interest rate margin of LIBOR plus 3.50% (subject to a 0.75% floor) and amortizes in annual amounts equal to 1% of the principal amount of the 2016 Term Loan B, payable quarterly commencing on June 30, 2016.

        The amendment also extends the stated termination date of our Revolving Facility from March 20, 2017 to March 20, 2021, provided that the maturity date will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our Term Loan B due 2019 or our senior notes upon their maturity. The amendment further increases the committed amount of our Revolving Facility by $25 million (from $625 million to $650 million). Borrowings under the Revolving Facility bear interest at the same rate as the existing revolving commitments. As of March 31, 2016 we had no borrowings under our Revolving Facility.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity ("U.S. SPE") and the European special purpose entity ("EU SPE") in transactions intended to be true sales or true contributions. The receivables collateralize debt

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of March 31, 2016 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	March 2018	$250	$135(3)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225	€114	Applicable rate plus 1.10%
		(approximately $252)	(approximately $128)

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

(3)
As of March 31, 2016, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of March 31, 2016 and December 31, 2015, $493 million and $438 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the three months ended March 31, 2015, we redeemed or repurchased the following notes (dollars in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
January 2015	2021 Senior Subordinated Notes	$37	$40	$3

Note Payable from Huntsman International to Huntsman Corporation

        As of March 31, 2016, we had a loan of $797 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2016 on our condensed consolidated balance sheets. As of March 31, 2016, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

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

        Our Senior Credit Facilities are subject to a single financial covenant (the "Leverage Covenant"), which applies only to the Revolving Facility and is calculated at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant, which requires that Huntsman International's ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

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

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2016, we had approximately $185 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into two interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss) (dollars in millions):

March 31, 2016
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 noncurrent liability
50	January 2015	April 2017	2.5%	1 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 4. Variable Interest Entities." The notional amount of the swap as of March 31, 2016 was $22 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2016, the fair value of the swap was $2 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three months ended March 31, 2016 and 2015, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of March 31, 2016, the fair value of this swap was $20 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

        In March 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. During the three months ended March 31, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income (loss) on our condensed statements of comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2016, we have designated approximately €621 million (approximately $697 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2016, the amount of loss recognized on the hedge of our net investment was $21 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income (loss).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$27	$27	$26	$26
Investments in equity securities	14	14	18	18
Cross-currency interest rate contracts	20	20	28	28
Interest rate contracts	(4)	(4)	(4)	(4)
Long-term debt (including current portion)	(4,827)	(4,837)	(4,795)	(4,647)

        The carrying amounts reported in our condensed consolidated balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments and investments in equity securities are obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

        The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	March 31, 2016	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$27	$27	$—	$—
Investments in equity securities(1)	14	14	—	—
Derivatives:
Cross-currency interest rate contracts(2)	20	—	—	20

Total assets	$61	$41	$—	$20

Liabilities:
Derivatives:
Interest rate contracts(3)	$(4)	$—	$(4)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE (Continued)

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

(4)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the three months ended March 31, 2016 and the year ended December 31, 2015.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE (Continued)

        The following table shows a reconciliation of beginning and ending balances for the three months ended March 31, 2016 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2016	$28
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	(8)
Purchases, sales, issuances and settlements	—

Ending balance, March 31, 2016	$20

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2016	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts
Beginning balance, January 1, 2015	$5
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	28
Purchases, sales, issuances and settlements	—

Ending balance, March 31, 2015	$33

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2015	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE (Continued)

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

2016	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—
Changes in unrealized losses relating to assets still held at March 31, 2016	—	(8)

2015	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—
Changes in unrealized gains relating to assets still held at March 31, 2015	—	28

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During each of the three months ended March 31, 2016 and 2015, we recorded charges of nil for the impairment of long-lived assets.

9. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Service cost	$16	$19	$1	$1
Interest cost	30	31	1	1
Expected return on assets	(47)	(51)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(1)
Amortization of actuarial loss	16	19	1	1

Net periodic benefit cost	$13	$16	$1	$2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Service cost	$16	$19	$1	$1
Interest cost	30	31	1	1
Expected return on assets	(47)	(51)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(1)
Amortization of actuarial loss	18	21	1	1

Net periodic benefit cost	$15	$18	$1	$2

        During the three months ended March 31, 2016 and 2015, we made contributions to our pension and other postretirement benefit plans of $20 million and $33 million, respectively. During the remainder of 2016, we expect to contribute an additional amount of approximately $55 million to these plans.

10. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of Huntsman Corporation common stock. Repurchases under this program may be made through open market transactions, in privately negotiated transactions, through accelerated share repurchase programs or by other means. The timing and actual number of shares repurchased depends on a variety of factors, including market conditions. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement with Citibank, N.A. to repurchase $100 million of our common stock. Citibank, N.A. made an initial delivery of approximately 7.1 million shares of our common stock based on the closing price of $11.94 on October 27, 2015. The accelerated share repurchase agreement was completed in January 2016 with the delivery of an additional approximately 1.5 million shares of common stock. The final number of shares repurchased and the aggregate cost per share of $11.68 was based on the Company's daily volume-weighted average stock price during the term of the transaction, less a discount. For more information, see "Part 2. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

COMMON STOCK DIVIDENDS

        During the three months ended March 31, 2016 and 2015, we paid cash dividends of approximately $30 million and $31 million, respectively, or $0.125 per share, to common stockholders.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2016	$(288)	$(1,056)	$11	$17	$(1,316)	$28	$(1,288)

Other comprehensive income (loss) before reclassifications, gross	17	—	(11)	—	6	(2)	4
Tax benefit	10	—	—	—	10	—	10
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	13	—	—	13	—	13
Tax benefit	—	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	27	13	(11)	—	29	(2)	27

Ending balance, March 31, 2016	$(261)	$(1,043)	$—	$17	$(1,287)	$26	$(1,261)

(a)
Amounts are net of tax of $80 and $90 as of March 31, 2016 and January 1, 2016, respectively.

(b)
Amounts are net of tax of $135 as of both March 31, 2016 and January 1, 2016.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2015	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

Other comprehensive (loss) income before reclassifications, gross	(155)	—	(1)	—	(156)	7	(149)
Tax expense	(27)	—	—	—	(27)	—	(27)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	17	—	—	17	—	17
Tax expense	—	(4)	—	—	(4)	—	(4)

Net current-period other comprehensive (loss) income	(182)	13	(1)	—	(170)	7	(163)

Ending balance, March 31, 2015	$(157)	$(1,109)	$9	$11	$(1,246)	$30	$(1,216)

(a)
Amounts are net of tax of $74 and $47 as of March 31, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $178 and $182 as of March 31, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended March 31,
	2016	2015
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(2)	(b)
Actuarial loss	17	19	(b)(c)

	13	17	Total before tax
	—	(4)	Income tax expense

Total reclassifications for the period	$13	$13	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 9. Employee Benefit Plans."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both three months ended March 31, 2016 and 2015.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2016	$(292)	$(1,074)	$11	$11	$(1,344)	$28	$(1,316)

Other comprehensive income (loss) before reclassifications, gross	18	—	(11)	—	7	(2)	5
Tax benefit	10	—	—	—	10	—	10
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	15	—	—	15	—	15
Tax benefit	—	—	—	—	—	—	—

Net current-period other comprehensive income (loss)	28	15	(11)	—	32	(2)	30

Ending balance, March 31, 2016	$(264)	$(1,059)	$—	$11	$(1,312)	$26	$(1,286)

(a)
Amounts are net of tax of $66 and $76 as of March 31, 2016 and January 1, 2016, respectively.

(b)
Amounts are net of tax of $163 as of both March 31, 2016 and January 1, 2016.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2015	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

Other comprehensive (loss) income before reclassifications, gross	(155)	—	(1)	—	(156)	7	(149)
Tax expense	(27)	—	—	—	(27)	—	(27)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	19	—	—	19	—	19
Tax expense	—	(4)	—	—	(4)	—	(4)

Net current-period other comprehensive (loss) income	(182)	15	(1)	—	(168)	7	(161)

Ending balance, March 31, 2015	$(160)	$(1,132)	$9	$5	$(1,278)	$30	$(1,248)

(a)
Amounts are net of tax of $61 and $34 as of March 31, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $207 and $211 as of March 31, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended March 31,
	2016	2015
Details about Accumulated Other Comprehensive Loss Components(a):	Amount reclassified from accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(2)	(b)
Actuarial loss	19	21	(b)(c)

	15	19	Total before tax
	—	(4)	Income tax expense

Total reclassifications for the period	$15	$15	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 9. Employee Benefit Plans."

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both three months ended March 31, 2016 and 2015.

12. COMMITMENTS AND CONTINGENCIES

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

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt-Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. On February 26, 2016, we reached an agreement to settle the Opt-Out Litigation for an amount immaterial to our financial statements. The case was subsequently dismissed on March 9, 2016.

        We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing titanium dioxide. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of 9 states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss, which remains pending. The Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to this claim and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of this case, we are unable to reasonably estimate any possible loss or range of loss and we have made no accrual with respect to this claim.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Product Delivery Claim

        We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $172 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $127 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $127 million), and we have made no accrual with respect to this matter.

Indemnification Matters

        On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC ("the Banks") demanded that we indemnify them for claims brought against them by certain MatlinPatterson entities that were formerly our stockholders ("MatlinPatterson") in litigation filed by MatlinPatterson on June 19, 2012 in the 9th District Court in Montgomery County, Texas (the "Texas Litigation"). These claims allegedly arose from the failed acquisition by and merger with Hexion. The Texas Litigation was dismissed, which was upheld by the Ninth Court of Appeals and the Texas Supreme Court denied review by final order entered January 7, 2016.

        On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders in the Wisconsin Litigation have made essentially the same factual allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On April 9, 2015, the court denied the Banks' motions to dismiss the Wisconsin Litigation, which were on the same grounds asserted in the Texas Litigation, as moot. We expect the Banks to refile these motions once limited discovery related to jurisdiction is complete. We denied the Banks' indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2016 and 2015, our capital expenditures for EHS matters totaled $11 million and $26 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $39 million and $38 million for environmental liabilities as of March 31, 2016 and December 31, 2015, respectively. Of these amounts, $7 million and $6 million were classified as accrued liabilities in our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, and $32 million was classified as other noncurrent liabilities in our consolidated balance sheets for both March 31, 2016 and December 31, 2015. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

        Under the Resource Conservation and Recovery Act ("RCRA") in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

other sites in the future. For example, our Port Neches, Texas, and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

West Footscray Remediation

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of March 31, 2016, we had an accrued liability of approximately $17 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

Port Neches Flaring Matter

        As part of the Environmental Protection Agency's (the "EPA") national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the CAA based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers and has sought to collect civil penalties in excess of $100,000. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and conducted field trials on an alternate flare monitoring method beginning in September 2014. We are currently unable to determine the likelihood or magnitude of any potential penalty or injunctive relief that may be incurred in resolving this matter.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS

        Under the Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Stock Incentive Plan"), a plan approved by stockholders, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share unit awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants are fixed at the grant date. As of March 31, 2016, we were authorized to grant up to 37.2 million shares under the Stock Incentive Plan. As of March 31, 2016, we had 3 million shares remaining under the Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Stock-based awards generally vest over a three-year period; certain performance share unit awards vest over a two-year period.

        The compensation cost from continuing operations under the Stock Incentive Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2016	2015
Huntsman Corporation compensation cost	$8	$9
Huntsman International compensation cost	7	8

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million for each of the three months ended March 31, 2016 and 2015.

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

	Three months ended March 31,
	2016	2015
Dividend yield	5.6%	2.2%
Expected volatility	57.9%	58.0%
Risk-free interest rate	1.4%	1.4%
Expected life of stock options granted during the period	5.9 years	5.9 years

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the Stock Incentive Plan as of March 31, 2016 and changes during the three months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2016	9,544	$15.51
Granted	2,940	8.86
Exercised	—	—
Forfeited	(931)	20.29

Outstanding at March 31, 2016	11,553	13.43	6.2	$33

Exercisable at March 31, 2016	7,558	14.07	4.5	20

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2016 was $2.94 per option. As of March 31, 2016, there was $16 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

        The total intrinsic value of stock options exercised during the three months ended both March 31, 2016 and 2015 was approximately nil.

NONVESTED SHARES

        Nonvested shares granted under the Stock Incentive Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

        The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2016 and 2015, the weighted-average expected volatility rate was 39.3% and 30.0%, respectively and the weighted average risk-free interest rate was 0.9% and 0.7%, respectively. For the performance share unit awards granted in the three months ended March 31, 2016 and 2015 the number of shares earned varies based upon the Company achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year and three-year performance periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of our nonvested shares as of March 31, 2016 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2016	1,854		$19.97	475	$21.37
Granted	1,871		9.23	693	8.86
Vested	(652	)(1)	19.86	(229)	20.65
Forfeited	(3)		22.25	(13)	18.95

Nonvested at March 31, 2016	3,070		13.44	926	12.22

(1)
As of March 31, 2016, a total of 454,900 restricted stock units were vested but not yet issued, of which 60,948 vested during the three months ended March 31, 2016. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of March 31, 2016, there was $40 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The value of share awards that vested during the three months ended March 31, 2016 and 2015 was $15 million and $20 million, respectively.

15. INCOME TAXES

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

        During the three months ended March 31, 2016 and 2015, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits and a corresponding income tax benefit of $1 million and a net decrease in unrecognized benefits and a corresponding income tax benefit of $9 million, respectively. Additional increases and decreases in unrecognized tax

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $27 million and $2 million for the three months ended March 31, 2016 and 2015, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax expense of $27 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

16. NET INCOME PER SHARE

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

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended March 31,
	2016	2015
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$57	$7

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$56	$5

Shares (denominator):
Weighted average shares outstanding	236.1	243.9
Dilutive securities:
Stock-based awards	1.8	3.3

Total weighted average shares outstanding, including dilutive shares	237.9	247.2

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. NET INCOME PER SHARE (Continued)

        Additional stock-based awards of 11.8 million and 2.3 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2016 and 2015, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 because the effect would be anti-dilutive.

17. OPERATING SEGMENT INFORMATION

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

Company as a whole. The revenues and EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended March 31,
	2016	2015
Revenues:
Polyurethanes	$836	$890
Performance Products	536	656
Advanced Materials	266	290
Textile Effects	185	206
Pigments and Additives	540	572
Corporate and eliminations	(8)	(25)

Total	$2,355	$2,589

Huntsman Corporation:
Segment EBITDA(1):
Polyurethanes	$123	$93
Performance Products	90	118
Advanced Materials	57	55
Textile Effects	15	11
Pigments and Additives	(8)	(75)
Corporate and other(2)	(43)	(42)

Subtotal	234	160
Discontinued Operations(3)	(2)	(1)

Total	232	159
Interest expense, net	(50)	(56)
Income tax expense—continuing operations	(27)	(2)
Income tax benefit (expense)—discontinued operations	1	(1)
Depreciation and amortization	(100)	(95)

Net income attributable to Huntsman Corporation	$56	$5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2016	2015
Huntsman International:
Segment EBITDA(1):
Polyurethanes	$123	$93
Performance Products	90	118
Advanced Materials	57	55
Textile Effects	15	11
Pigments and Additives	(8)	(75)
Corporate and other(2)	(43)	(42)

Subtotal	234	160
Discontinued Operations(3)	(2)	(1)

Total	232	159
Interest expense, net	(53)	(58)
Income tax expense—continuing operations	(27)	(3)
Income tax benefit (expense)—discontinued operations	1	(1)
Depreciation and amortization	(97)	(92)

Net income attributable to Huntsman International	$56	$5

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC

        The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is wholly-owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$31	$—	$177	$—	$208
Restricted cash	—	—	10	—	10
Accounts and notes receivable, net	31	105	1,415	7	1,558
Accounts receivable from affiliates	1,885	4,777	172	(6,505)	329
Inventories	87	338	1,268	(4)	1,689
Prepaid expenses	36	13	48	(28)	69
Other current assets	804	8	194	(730)	276

Total current assets	2,874	5,241	3,284	(7,260)	4,139
Property, plant and equipment, net	459	1,432	2,513	1	4,405
Investment in unconsolidated affiliates	6,132	1,644	256	(7,688)	344
Intangible assets, net	31	3	72	—	106
Goodwill	(13)	82	54	—	123
Deferred income taxes	480	—	436	(492)	424
Notes receivable from affiliates	36	550	—	(586)	—
Other noncurrent assets	63	216	298	(1)	576

Total assets	$10,062	$9,168	$6,913	$(16,026)	$10,117

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47	$181	$763	$7	$998
Accounts payable to affiliates	3,678	976	1,905	(6,505)	54
Accrued liabilities	78	811	518	(757)	650
Note payable to affiliate	100	—	—	—	100
Current portion of debt	27	—	76	—	103

Total current liabilities	3,930	1,968	3,262	(7,255)	1,905
Long-term debt	4,293	—	431	—	4,724
Notes payable to affiliates	697	—	588	(587)	698
Deferred income taxes	24	278	44	75	421
Other noncurrent liabilities	161	244	820	1	1,226

Total liabilities	9,105	2,490	5,145	(7,766)	8,974
Equity
Huntsman International LLC members' equity
Members' equity	3,200	4,512	3,386	(7,898)	3,200
Accumulated (deficit) income	(957)	746	(514)	(232)	(957)
Accumulated other comprehensive (loss) income	(1,286)	1,420	(1,267)	(153)	(1,286)

Total Huntsman International LLC members' equity	957	6,678	1,605	(8,283)	957
Noncontrolling interests in subsidiaries	—	—	163	23	186

Total equity	957	6,678	1,768	(8,260)	1,143

Total liabilities and equity	$10,062	$9,168	$6,913	$(16,026)	$10,117

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

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

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$251	$566	$1,504	$—	$2,321
Related party sales	53	104	269	(392)	34

Total revenues	304	670	1,773	(392)	2,355
Cost of goods sold	240	548	1,543	(393)	1,938

Gross profit	64	122	230	1	417
Selling, general and administrative	40	46	135	—	221
Research and development	11	11	15	—	37
Other operating expense (income)	12	(7)	—	—	5
Restructuring, impairment and plant closing costs	—	4	9	—	13

Operating income	1	68	71	1	141
Interest (expense) income	(54)	8	(7)	—	(53)
Equity in income of investment in affiliates and subsidiaries	92	44	1	(136)	1
Other income	1	—	—	—	1

Income from continuing operations before income taxes	40	120	65	(135)	90
Income tax benefit (expense)	15	(26)	(16)	—	(27)

Income from continuing operations	55	94	49	(135)	63
Income (loss) from discontinued operations, net of tax	1	—	(2)	—	(1)

Net income	56	94	47	(135)	62
Net income attributable to noncontrolling interests	—	—	(3)	(3)	(6)

Net income attributable to Huntsman International LLC	$56	$94	$44	$(138)	$56

Net income	$56	$94	$47	$(135)	$62
Other comprehensive income	30	55	50	(103)	32
Comprehensive income attributable to noncontrolling interests	—	—	(5)	(3)	(8)

Comprehensive income attributable to Huntsman International LLC	$86	$149	$92	$(241)	$86

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by (used in) operating activities	$55	$34	$(3)	$1	$87

Investing activities:
Capital expenditures	(6)	(31)	(62)	—	(99)
Cash received from unconsolidated affiliates	—	10	—	—	10
Investment in affiliate	(7)	2	—	5	—
Investment in unconsolidated affiliates	—	(11)	(1)	—	(12)
Increase in receivable from affiliate	(2)	—	—	—	(2)
Change in restricted cash	—	—	2	—	2
Other, net	—	—	(1)	—	(1)

Net cash used in investing activities	(15)	(30)	(62)	5	(102)

Financing activities:
Net borrowings under revolving loan facilities	—	—	45	—	45
Repayments of short-term debt	—	—	(12)	—	(12)
Borrowings on short-term debt	—	—	4	—	4
Repayments of long-term debt	(16)	—	(11)	—	(27)
Proceeds from notes payable to affiliate	—	—	6	(6)	—
Repayments of notes payable	(9)	—	—	—	(9)
Borrowings on notes payable	2	—	—	—	2
Dividends paid to noncontrolling intrests	—	—	(5)	(4)	(9)
Contribution from parent	—	2	7	(9)	—
Distribution to parent	—	(7)	(6)	13	—
Dividends paid to parent	(30)	—	—	—	(30)

Net cash (used in) provided by financing activities	(53)	(5)	28	(6)	(36)
Effect of exchange rate changes on cash	—	—	2	—	2

Decrease in cash and cash equivalents	(13)	(1)	(35)	—	(49)
Cash and cash equivalents at beginning of period	44	1	212	—	257

Cash and cash equivalents at end of period	$31	$—	$177	$—	$208

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
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

        During the three months ended March 31, 2015, we made a noncash capital contribution of approximately $284 million between guarantor and nonguarantor entities and a noncash capital contribution of approximately $123 million between parent and guarantor entities.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

Business

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the three months ended March 31, 2016 and 2015 were $2,355 million and $2,589 million, respectively.

RECENT DEVELOPMENTS

Debt Activity

        On April 1, 2016, Huntsman International entered into the 2016 Term Loan B. Proceeds from the 2016 Term Loan B were used to repay in full our Extended Term Loan B, our Extended Term Loan B—Series 2 and our Term Loan C. In connection with these repayments, we expect to record a loss on early extinguishment of debt of approximately $1 million in the second quarter of 2016. In addition, Huntsman International extended the maturity date of its Revolving Facility to 2021 and increased the committed amount to $650 million. For more information, see "Note 6. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements.

OUTLOOK

        We are encouraged by our first quarter 2016 results and we believe we will continue to see improvements across our businesses during 2016 as we remain focused on three strategic priorities: first, growing margins and earnings in our core downstream differentiated businesses; second, generating free cash flow of $350 million in 2016; and third, separating our titanium dioxide business. We believe that our first quarter results position us well to accomplish these objectives. The following is a summary of the key trends expected in our business segments:

Polyurethanes:

  •
  2016 improving MDI urethane demand

  •
  Low MTBE margins

Performance Products:

  •
  Favorable downstream product margins

  •
  2016 benefit of growth projects, such as ethylene oxide expansion in the U.S. and polyetheramines expansion in Singapore

  •
  Relatively low ethylene margins

Advanced Materials:

  •
  Strong aerospace market more than one-third of earnings

Textile Effects:

  •
  Second quarter 2016 seasonal increase in demand

Pigments and Additives:

  •
  Delivery on synergy and restructuring savings

  •
  Stable additives business

  •
  Increasing titanium dioxide selling prices

        We remain committed to a separation of some or all of our Pigments and Additives businesses and are actively exploring additional possibilities outside of an initial public offering or a spin-off. Our ability to effect such separation is subject to, among other things, market conditions and the approval of our Board of Directors.

        In 2016, we expect to spend approximately $450 million on capital expenditures, net of reimbursements.

        We expect our full year 2016 tax rate to be approximately 30% and our full year adjusted effective tax rate to be approximately 30%. We believe our long-term effective income tax rate will be approximately 30%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended March 31,
			Percent Change
	2016	2015
Revenues	$2,355	$2,589	(9)%
Cost of goods sold	1,939	2,139	(9)%

Gross profit	416	450	(8)%
Operating expenses	265	280	(5)%
Restructuring, impairment and plant closing costs	13	93	(86)%

Operating income	138	77	79%
Interest expense, net	(50)	(56)	(11)%
Equity in income of investment in unconsolidated affiliates	1	2	(50)%
Loss on early extinguishment of debt	—	(3)	NM
Other income (loss)	1	(1)	NM

Income from continuing operations before income taxes	90	19	374%
Income tax expense	(27)	(2)	NM

Income from continuing operations	63	17	271%
Loss from discontinued operations, net of tax	(1)	(2)	(50)%

Net income	62	15	313%
Net income attributable to noncontrolling interests	(6)	(10)	(40)%

Net income attributable to Huntsman Corporation	56	5	NM
Interest expense, net	50	56	(11)%
Income tax expense from continuing operations	27	2	NM
Income tax (benefit) expense from discontinued operations	(1)	1	NM
Depreciation and amortization	100	95	5%

EBITDA(1)	$232	$159	46%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$232	$159
Acquisition and integration expenses and purchase accounting adjustments	9	9
EBITDA from discontinued operations	2	1
Loss on early extinguishment of debt	—	3
Certain legal settlements and related expenses	1	1
Amortization of pension and postretirement actuarial losses	16	18
Net plant incident remediation costs	1	—
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	—	2
Performance Products	—	1
Textile Effects	1	4
Pigments and Additives	11	85
Corporate and other	1	2

Total restructuring, impairment and plant closing and transition costs(3)	13	94

Adjusted EBITDA(1)	$274	$285

Net cash provided by operating activities	$88	$34	159%
Net cash used in investing activities	(101)	(81)	25%
Net cash (used in) provided by financing activities	(38)	189	NM
Capital expenditures	(99)	(149)	(34)%

Huntsman International

	Three months ended March 31,
			Percent Change
	2016	2015
Revenues	$2,355	$2,589	(9)%
Cost of goods sold	1,938	2,137	(9)%

Gross profit	417	452	(8)%
Operating expenses	263	279	(6)%
Restructuring, impairment and plant closing costs	13	93	(86)%

Operating income	141	80	76%
Interest expense, net	(53)	(58)	(9)%
Equity in income of investment in unconsolidated affiliates	1	2	(50)%
Loss on early extinguishment of debt	—	(3)	NM
Other income (loss)	1	(1)	NM

Income from continuing operations before income taxes	90	20	350%
Income tax expense	(27)	(3)	800%

Income from continuing operations	63	17	271%
Loss from discontinued operations, net of tax	(1)	(2)	(50)%

Net income	62	15	313%
Net income attributable to noncontrolling interests	(6)	(10)	(40)%

Net income attributable to Huntsman International LLC	56	5	NM
Interest expense, net	53	58	(9)%
Income tax expense from continuing operations	27	3	800%
Income tax (benefit) expense from discontinued operations	(1)	1	NM
Depreciation and amortization	97	92	5%

EBITDA(1)	$232	$159	46%

Reconciliation of EBITDA to adjusted EBITDA:
EBITDA(1)	$232	$159
Acquisition and integration expenses and purchase accounting adjustments	9	9
EBITDA from discontinued operations	2	1
Loss on early extinguishment of debt	—	3
Certain legal settlements and related expenses	1	1
Amortization of pension and postretirement actuarial losses	16	20
Net plant incident remediation costs	1	—
Restructuring, impairment and plant closing and transition costs(3):
Polyurethanes	—	2
Performance Products	—	1
Textile Effects	1	4
Pigments and Additives	11	85
Corporate and other	1	2

Total restructuring, impairment and plant closing and transition costs(3)	13	94

Adjusted EBITDA(1)	$274	$287

Net cash provided by operating activities	$87	$35	149%
Net cash used in investing activities	(102)	(87)	17%
Net cash (used in) provided by financing activities	(36)	146	NM
Capital expenditures	(99)	(149)	(34)%

Huntsman Corporation

	Three months ended March 31,
	2016	2015
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman Corporation	$56	$5
Acquisition and integration expenses and purchase accounting adjustments, net of tax of $(3) and $(2), respectively	6	7
Loss from discontinued operations, net of tax of $(1) and $1, respectively	1	2
Loss on early extinguishment of debt, net of tax of nil and $(1), respectively	—	2
Certain legal settlements and related expenses, net of tax of nil each	1	1
Amortization of pension and postretirement actuarial losses, net of tax of $(3) and $(5), respectively	13	13
Net plant incident remediation costs, net of tax of nil each	1	—
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(3) and $(26), respectively	10	68

Adjusted net income(2)	$88	$98

Weighted average shares—basic	236.1	243.9
Weighted average shares—diluted	237.9	247.2
Net income per share:
Basic	$0.24	$0.02
Diluted	0.24	0.02
Other non-GAAP measures:
Adjusted income per share(2):
Basic	$0.37	$0.40
Diluted	0.37	0.40

Huntsman International

	Three months ended March 31,
	2016	2015
Reconciliation of net income to adjusted net income:
Net income attributable to Huntsman International	$56	$5
Acquisition and integration expenses and purchase accounting adjustments, net of tax of $(3) and $(2), respectively	6	7
Loss from discontinued operations, net of tax of $(1) and $1, respectively	1	2
Loss on early extinguishment of debt, net of tax of nil and $(1), respectively	—	2
Certain legal settlements and related expenses, net of tax of nil each	1	1
Amortization of pension and postretirement actuarial losses, net of tax of $(3) and $(5), respectively	13	15
Net plant incident remediation costs, net of tax of nil each	1	—
Restructuring, impairment and plant closing and transition costs(3), net of tax of $(3) and $(26), respectively	10	68

Adjusted net income(2)	$88	$100

NM—Not Meaningful

(1)
Our management uses EBITDA and adjusted EBITDA to assess financial performance. EBITDA is defined as net income (loss) attributable to Huntsman Corporation or Huntsman International,

  as appropriate, before interest, income taxes, depreciation and amortization. Adjusted EBITDA is computed by eliminating the following from EBITDA: (a) acquisition and integration expenses and purchase accounting adjustments; (b) EBITDA from discontinued operations; (c) loss on early extinguishment of debt; (d) certain legal settlements and related (income) expenses; (e) amortization of pension and postretirement actuarial losses; (f) net plant incident remediation costs; and (g) restructuring, impairment and plant closing and transition costs.

  EBITDA and adjusted EBITDA are not necessarily comparable to other similarly titled measures used by other companies. There are material limitations associated with our use of these measures because they do not reflect overall financial performance, including the effects of interest, income taxes, depreciation and amortization. Our management compensates for the limitations of these measures by using them as a supplement to GAAP results.

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) loss from discontinued operations; (c) loss on early extinguishment of debt; (d) certain legal settlements and related (income) expenses; (e) amortization of pension and postretirement actuarial losses; (f) net plant incident remediation costs; and (g) restructuring, impairment and plant closing and transition costs. The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. We do not adjust for changes in tax valuation allowances because we do not believe it provides more meaningful information than is provided under GAAP. Basic adjusted income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Adjusted net income and adjusted income per share amounts are presented solely as supplemental information.

(3)
Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

        For the three months ended March 31, 2016, net income attributable to Huntsman Corporation and net income attributable to Huntsman International was $56 million on revenues of $2,355 million, compared with net income attributable to Huntsman Corporation and net income attributable to Huntsman International of $5 million on revenues of $2,589 million for the same period of 2015. The increase of $51 million in net income attributable to Huntsman Corporation and net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended March 31, 2016 decreased by $234 million, or 9%, as compared with the 2015 period. The decrease was due principally to lower average selling prices in all our segments and lower sales volumes in our Advanced Materials and Textile Effects segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2016 decreased by $34 million and $35 million, respectively, or 8% each, as compared with the 2015 period. The decrease resulted from lower gross margins in our Performance Products and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2016 decreased by $15 million and $16 million, respectively, or 5% and 6%, respectively, as compared with the 2015 period, primarily related to the impact of translating foreign currency amounts to the U.S. dollar.

  •
  Restructuring, impairment and plant closing costs for the three months ended March 31, 2016 decreased to $13 million from $93 million in the 2015 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

  •
  Our interest expense and the interest expense of Huntsman International for the three months ended March 31, 2016 decreased $6 million and $5 million, respectively, or 11% and 9%, respectively, as compared with the 2015 period. The decrease in interest expense was primarily related to reduced weighted average interest rate on our debt.

  •
  Our income tax expense for the three months ended March 31, 2016 increased to an income tax expense of $27 million from income tax expense of $2 million in the 2015 period. The income tax expense of Huntsman International for the three months ended March 31, 2016 increased to an income tax expense of $27 million from income tax expense of $3 million in the 2015 period. The increases were due primarily to increased pre-tax income. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 15. Income Taxes" to our condensed consolidated financial statements.

Segment Analysis

	Three months ended March 31,
			Percent Change Favorable (Unfavorable)
	2016	2015
Revenues
Polyurethanes	$836	$890	(6)%
Performance Products	536	656	(18)%
Advanced Materials	266	290	(8)%
Textile Effects	185	206	(10)%
Pigments and Additives	540	572	(6)%
Corporate and eliminations	(8)	(25)	NM

Total	$2,355	$2,589	(9)%

Huntsman Corporation
Segment EBITDA
Polyurethanes	$123	$93	32%
Performance Products	90	118	(24)%
Advanced Materials	57	55	4%
Textile Effects	15	11	36%
Pigments and Additives	(8)	(75)	89%
Corporate and other	(43)	(42)	(2)%

Subtotal	234	160	46%
Discontinued Operations	(2)	(1)	(100)%

Total	$232	$159	46%

Huntsman International
Segment EBITDA
Polyurethanes	$123	$93	32%
Performance Products	90	118	(24)%
Advanced Materials	57	55	4%
Textile Effects	15	11	36%
Pigments and Additives	(8)	(75)	89%
Corporate and other	(43)	(42)	(2)%

Subtotal	234	160	46%
Discontinued Operations	(2)	(1)	(100)%

Total	$232	$159	46%

NM—Not meaningful

(1)
For more information, including reconciliation of segment EBITDA to net income attributable to Huntsman Corporation or Huntsman International, as appropriate, see "Note 17. Operating Segment Information" to our condensed consolidated financial statements.

	Three months ended March 31, 2016 vs 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(19)%	(2)%	2%	13%
Performance Products	(13)%	(2)%	(10)%	7%
Advanced Materials	(3)%	(5)%	2%	(2)%
Textile Effects	(2)%	(5)%	(1)%	(2)%
Pigments and Additives	(11)%	(3)%	2%	6%
Total Company	(13)%	(3)%	(2)%	9%

	Three months ended March 31, 2016 vs December 31, 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(4)%	—	2%	(6)%
Performance Products	(5)%	—	(7)%	9%
Advanced Materials	(2)%	(1)%	—	7%
Textile Effects	(3)%	(1)%	(2)%	5%
Pigments and Additives	(2)%	—	(1)%	22%
Total Company	(4)%	—	—	5%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to lower average selling prices. MDI average selling prices decreased in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MDI sales volumes increased due to higher demand in the Americas and European regions. PO/MTBE sales volumes increased due to the impact of the prior year planned maintenance outage. The increase in segment EBITDA was primarily due to the impact of the planned PO/MTBE maintenance outage of approximately $60 million and higher MDI volumes, partially offset by lower MTBE margins and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro.

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended March 31, 2016 compared to the same period of 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily in response to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro. Sales volumes increased primarily due to higher sales volumes of ethylene oxide intermediates, partially offset by lower sales volumes for amines and maleic anhydride. The decrease in segment

EBITDA was primarily due to lower sales volumes for amines and maleic anhydride and lower margins for ethylene and maleic anyhydride.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2016 compared to the same period of 2015 was due to lower sales volumes and lower average selling prices. Sales volumes decreased in the Americas region, primarily due to competitive pressure, partially offset by strong volume growth in our European and Asia Pacific regions. Average selling prices decreased in our European and Asia Pacific regions as a result of competitive pricing pressure and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro. The increase in segment EBITDA was primarily due to higher margins from lower raw material costs.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended March 31, 2016 compared to the same period of 2015 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily due to the foreign currency exchange impact of a stronger U.S. dollar. Sales volumes decreased primarily due to the de-selection of lower value business and destocking within the dyes supply chain. The increase in segment EBITDA was primarily due to higher margins from lower raw material costs, lower selling, general and administrative expenses and lower restructuring costs.

Pigments and Additives

        The decrease in revenues in our Pigments and Additives segment for three months ended March 31, 2016 compared to the same period in 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily as a result of competitive pressure and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro. Sales volumes increased primarily due to increased end use demand. The increase in segment EBITDA was primarily due to lower restructuring, impairment and plant closing costs, partially offset by lower margins for titatnium dioxide. During the three months ended March 31, 2016 and 2015, our Pigments and Additives segment recorded acquisition expenses and integration costs of $5 million and $6 million, respectively. During the three months ended March 31, 2016 and 2015, our Pigments and Additives segment recorded restructuring, impairment and plant closing costs of $11 million and $85 million, respectively. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2016, EBITDA from Corporate and other for Huntsman Corporation and Huntsman International decreased by $1 million to a loss of $43 million from a loss of $42 million for the same period in 2015. The decrease in EBITDA from Corporate and other resulted primarily from a decrease in LIFO inventory valuation income, substantially offset by a decrease in loss from benzene sales and a decrease in loss on early extinguishment of debt.

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

Cash

        Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $88 million and $34 million, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 2016 compared with the same period in 2015 was primarily attributable to increased operating income as described in "—Results of Operations" above, offset in part by a $17 million unfavorable variance in operating assets and liabilities for the three months ended March 31, 2016 as compared with the same period of 2015.

        Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $101 million and $81 million, respectively. During the three months ended March 31, 2016 and 2015, we paid $99 million and $149 million, respectively, for capital expenditures. During the three months ended March 31, 2016 and 2015, we made investments in Louisiana Pigment Company, L.P. of $11 million and $4 million, respectively, and in our BASF Huntsman Shanghai Isocyanate Investment B.V. joint venture of nil and $9 million, respectively, and received dividends from Louisiana Pigment Company, L.P. of $10 million and $15 million, respectively. During the three months ended March 31, 2015, we received $66 million from the termination of cross-currency interest rate contracts.

        Net cash (used in) provided by financing activities for the three months ended March 31, 2016 and 2015 was $(38) million and $189 million, respectively. The decrease in net cash provided by financing activities was primarily due to the issuance of long-term debt during the three months ended March 31, 2015. On March 31, 2015, we issued €300 million (approximately $326 million) aggregate principal amount of 4.25% senior notes due 2025.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	March 31, 2016	December 31, 2015	Increase (Decrease)	Percent Change
Cash and cash equivalents	$208	$257	$(49)	(19)%
Restricted cash	10	12	(2)	(17)%
Accounts and notes receivable, net	1,572	1,449	123	8%
Inventories	1,689	1,692	(3)	—
Prepaid expenses	70	112	(42)	(38)%
Other current assets	281	312	(31)	(10)%

Total current assets	3,830	3,834	(4)	—

Accounts payable	1,027	1,061	(34)	(3)%
Accrued liabilities	652	686	(34)	(5)%
Current portion of debt	103	170	(67)	(39)%

Total current liabilities	1,782	1,917	(135)	(7)%

Working capital	$2,048	$1,917	$131	7%

        Our working capital increased by $131 million as a result of the net impact of the following significant changes:

  •
  The decrease in cash and cash equivalents of $49 million resulted from the matters identified on our condensed consolidated statements of cash flows.

  •
  Accounts and notes receivable increased by $123 million mainly due to higher revenues in the latter portion of the first quarter of 2016 as compared to the latter portion of the fourth quarter of 2014.

  •
  Prepaid expenses decreased by $42 million mainly due to the distribution of employee termination and other restructuring costs that were prefunded during the fourth quarter of 2015.

  •
  Other current assets decreased by $31 million mainly due to decreases in income taxes receivable.

  •
  Accounts payable decreased by $34 million primarily due to the payment of accrued capital expenditures during the first quarter of 2016.

  •
  Accrued liabilities decreased by $34 million primarily due to the distribution of prefunded restructuring costs, offset in part by an increase in accrued interest during the first quarter of 2016.

  •
  Current portion of debt decreased by $67 million primarily due to the reclassification of our Term Loan C from current portion of debt to long-term portion of debt as of March 31, 2016. On April 1, 2016, this debt was refinanced with the 2016 Term Loan B. See "Note 6. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements.

DIRECT AND SUBSIDIARY DEBT

        See "Note 6. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements.

Debt Issuance Costs

        See "Note 6. Debt—Direct and Subsidiary Debt—Debt Issuance Costs" to our condensed consolidated financial statements.

Senior Credit Facilities

        See "Note 6. Debt—Direct and Subsidiary Debt—Senior Credit Facilities" to our condensed consolidated financial statements.

Amendment to the Credit Agreement

        See "Note 6. Debt—Direct and Subsidiary Debt—Amendment to the Credit Agreement" to our condensed consolidated financial statements.

A/R Programs

        See "Note 6. Debt—Direct and Subsidiary Debt—A/R Programs" to our condensed consolidated financial statements.

Redemption of Notes and Loss on Early Extinguishment of Debt

        See "Note 6. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt" to our condensed consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

        See "Note 6. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation" to our condensed consolidated financial statements.

COMPLIANCE WITH COVENANTS

        See "Note 6. Debt—Compliance with Covenants" to our condensed consolidated financial statements.

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2016, we had $974 million of combined cash and unused borrowing capacity, consisting of $218 million in cash and restricted cash, $610 million in availability under our Revolving Facility, and $146 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash invested in our accounts receivable and inventory, net of accounts payable, increased by approximately $114 million for the three months ended March 31, 2016, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

  •
  During 2016, we expect to spend approximately $450 million on capital expenditures, net of reimbursements. Our future expenditures include certain EHS maintenance and upgrades; and periodic maintenance and repairs applicable to major units of manufacturing facilities. We expect to fund this spending with cash provided by operations.

  •
  During the three months ended March 31, 2016, we made contributions to our pension and postretirement benefit plans of $20 million. During 2016, we expect to contribute an additional amount of approximately $55 million to these plans.

  •
  We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2016, we had $117 million of accrued restructuring costs from continuing operations, and we expect to incur and pay additional restructuring and plant closing costs of approximately $5 million in the remainder of 2016. For further discussion of these plans and the costs involved, see "Note 5. Restructuring, Impairment and Plant Closing costs" to our condensed consolidated financial statements.

  •
  On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement to repurchase $100 million of our common stock that was completed in January 2016 with the purchase of 8.6 million shares. We have $50 million remaining that is available under this authorization that is available to be used to purchase additional shares. For more information, see "Note. 10. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements.

        As of March 31, 2016, we had $103 million classified as current portion of debt, including a short-term borrowing facility in China totaling $39 million, scheduled Senior Credit Facilities amortization payments totaling $20 million, debt at our variable interest entities of $17 million, and certain other short-term facilities and scheduled amortization payments totaling $27 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

        As of March 31, 2016, we had approximately $175 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

        For further discussion of these and other restructuring plans and the costs involved, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

LEGAL PROCEEDINGS

        For a discussion of legal proceedings, see "Note 12. Commitments and Contingencies—Legal Matters" and "Note 13. Environmental, Health and Safety Matters" to our condensed consolidated financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

        As noted in our Annual Report on Form 10-K for the year ended December 31, 2015, "Part I. Item 1. Business—Environmental, Health and Safety Matters" and "Part I. Item 1A, "Risk Factors," we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations or proposals on our future financial condition. For a discussion of environmental, health and safety matters, see "Note 13. Environmental, Health and Safety Matters" to our condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        For a discussion of recently issued accounting pronouncements, see "Note 2. Recently Issued Accounting Pronouncements" to our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

        Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2016, we had approximately $185 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into two interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss) (dollars in millions):

March 31, 2016
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 noncurrent liability
50	January 2015	April 2017	2.5%	1 noncurrent liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 4. Variable Interest Entities" to our condensed consolidated financial statements. The notional amount of the swap as of March 31, 2016 was $22 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2016, the fair value of the swap was $2 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three months ended March 31, 2016 and 2015, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of March 31, 2016, the fair value of this swap was $20 million and was recorded in noncurrent assetsin our condensed consolidated balance sheets.

        In March 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. During the three months ended March 31, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2016, we have designated approximately €

621 million (approximately $697 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2016, the amount of loss recognized on the hedge of our net investment was $21 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income (loss).

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Antitrust Matters

        On February 26, 2016, we reached an agreement to settle the Opt-Out Litigation for an amount immaterial to our financial statements. The case was subsequently dismissed on March 9, 2016. See "Note 12. Commitments and Contingencies—Legal Matters—Antitrust Matters" to our condensed consolidated financial statements.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our Stock Incentive Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2016.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
January	1,444,769	$11.68	1,444,769	$50,000,000
February	210,087	9.07	—	50,000,000
March	—	—	—	50,000,000

Total	1,654,856	$11.35	1,444,769

(1)
On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement with Citibank, N.A. to repurchase $100 million of our common stock. Citibank, N.A. made an initial delivery of approximately 7.1 million shares of Huntsman Corporation common stock based on the closing price of $11.94 on October 27, 2015. The accelerated share repurchase agreement was completed in January 2016 with the delivery of an additional approximately 1.5 million shares of Huntsman Corporation common stock. The final number of shares repurchased and the aggregate cost per share of $11.68 was based on the Company's daily volume-weighted average stock price during the term of the transaction, less a discount.

ITEM 6.    EXHIBITS

10.1	Fifteenth Amendment to Credit Agreement, dated as of August 10, 2015, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 6, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2016	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Fifteenth Amendment to Credit Agreement, dated as of August 10, 2015, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 6, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase