Form 10-Q
period 2016-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2016-08-03
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation	Delaware	42-1648585
10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000
333-85141	Huntsman International LLC	Delaware	87-0630358
10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000

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

          On July 19, 2016, 238,158,879 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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
ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents(a)	$373	$257
Restricted cash(a)	10	12
Accounts and notes receivable (net of allowance for doubtful accounts of $29 and $26, respectively), ($492 and $438 pledged as collateral, respectively)(a)	1,532	1,420
Accounts receivable from affiliates	14	29
Inventories(a)	1,522	1,692
Prepaid expenses	55	112
Other current assets(a)	285	312

Total current assets	3,791	3,834
Property, plant and equipment, net(a)	4,377	4,446
Investment in unconsolidated affiliates	335	347
Intangible assets, net(a)	97	86
Goodwill	123	116
Deferred income taxes	407	418
Other noncurrent assets(a)	597	573

Total assets	$9,727	$9,820

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$963	$1,034
Accounts payable to affiliates	28	27
Accrued liabilities(a)	602	686
Current portion of debt(a)	96	170

Total current liabilities	1,689	1,917
Long-term debt(a)	4,653	4,625
Notes payable to affiliates	1	1
Deferred income taxes	466	422
Other noncurrent liabilities(a)	1,210	1,226

Total liabilities	8,019	8,191
Commitments and contingencies (Notes 12 and 13)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 250,764,279 and 249,483,541 shares issued and 236,298,003 and 237,080,026 shares outstanding, respectively	3	3
Additional paid-in capital	3,443	3,407
Treasury stock, 12,607,223 and 11,162,454 shares, respectively	(150)	(135)
Unearned stock-based compensation	(24)	(17)
Accumulated deficit	(447)	(528)
Accumulated other comprehensive loss	(1,296)	(1,288)

Total Huntsman Corporation stockholders' equity	1,529	1,442
Noncontrolling interests in subsidiaries	179	187

Total equity	1,708	1,629

Total liabilities and equity	$9,727	$9,820

(a)
At June 30, 2016 and December 31, 2015, respectively, $25 and $34 of cash and cash equivalents, $10 and $12 of restricted cash, $29 and $26 of accounts and notes receivable (net), $39 and $54 of inventories, $5 each of other current assets, $295 and $307 of property, plant and equipment (net), $34 and $36 of intangible assets (net), $43 and $38 of other noncurrent assets, $76 and $82 of accounts payable, $33 and $27 of accrued liabilities, $19 and $15 of current portion of debt, $123 and $137 of long-term debt, and $55 and $54 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Trade sales, services and fees, net	$2,512	$2,697	$4,833	$5,257
Related party sales	32	43	66	72

Total revenues	2,544	2,740	4,899	5,329
Cost of goods sold	2,087	2,191	4,026	4,330

Gross profit	457	549	873	999
Operating expenses:
Selling, general and administrative	234	249	457	495
Research and development	39	41	76	83
Other operating income, net	(21)	(1)	(16)	(9)
Restructuring, impairment and plant closing costs	29	114	42	207

Total expenses	281	403	559	776

Operating income	176	146	314	223
Interest expense, net	(50)	(53)	(100)	(109)
Equity in income of investment in unconsolidated affiliates	2	3	3	5
Loss on early extinguishment of debt	(2)	(20)	(2)	(23)
Other income (loss)	1	(1)	2	(2)

Income from continuing operations before income taxes	127	75	217	94
Income tax expense	(32)	(34)	(59)	(36)

Income from continuing operations	95	41	158	58
Loss from discontinued operations	(1)	(2)	(2)	(4)

Net income	94	39	156	54
Net income attributable to noncontrolling interests	(7)	(10)	(13)	(20)

Net income attributable to Huntsman Corporation	$87	$29	$143	$34

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.37	$0.13	$0.62	$0.16
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.01)	(0.01)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.37	$0.12	$0.61	$0.14

Weighted average shares	236.3	244.1	236.2	244.0

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.36	$0.13	$0.61	$0.16
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.01)	$(0.01)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.36	$0.12	$0.60	$0.14

Weighted average shares	239.5	247.5	238.3	247.3

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$88	$31	$145	$38
Loss from discontinued operations, net of tax	(1)	(2)	(2)	(4)

Net income	$87	$29	$143	$34

Dividends per share	$0.125	$0.125	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$94	$39	$156	$54
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(53)	40	(26)	(142)
Pension and other postretirement benefits adjustments	11	9	24	22
Other, net	5	10	(6)	9

Other comprehensive (loss) income, net of tax	(37)	59	(8)	(111)

Comprehensive income (loss)	57	98	148	(57)
Comprehensive income attributable to noncontrolling interests	(5)	(12)	(13)	(15)

Comprehensive income (loss) attributable to Huntsman Corporation	$52	$86	$135	$(72)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2016	237,080,026	$3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$187	$1,629
Net income	—	—	—	—	—	143	—	13	156
Other comprehensive income	—	—	—	—	—	—	(8)	—	(8)
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	886,555	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	5	—	10	—	—	—	15
Repurchase and cancellation of stock awards	(246,663)	—	—	—	—	(2)	—	—	(2)
Stock options exercised	22,854	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—	—
Excess tax shortfall related to stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	(60)	—	—	(60)

Balance, June 30, 2016	236,298,003	$3	$3,443	$(150)	$(24)	$(447)	$(1,296)	$179	$1,708

Balance, January 1, 2015	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$173	$1,951
Net income	—	—	—	—	—	34	—	20	54
Other comprehensive loss	—	—	—	—	—	—	(106)	(5)	(111)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	1,006,871	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	5	—	9	—	—	—	14
Repurchase and cancellation of stock awards	(304,079)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	48,572	—	1	—	—	—	—	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(62)	—	—	(62)

Balance, June 30, 2015	244,168,343	$3	$3,416	$(50)	$(24)	$(528)	$(1,159)	$184	$1,842

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net income	$156	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(3)	(5)
Depreciation and amortization	209	194
Loss on disposal of businesses/assets, net	2	—
Loss on early extinguishment of debt	2	23
Noncash interest expense	8	8
Noncash restructuring and impairment charges	9	85
Deferred income taxes	52	(59)
Noncash gain on foreign currency transactions	—	(4)
Stock-based compensation	17	17
Portion of insurance proceeds representing cash provided by investing activities	(8)	—
Other, net	(1)	4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(90)	(142)
Inventories	177	7
Prepaid expenses	14	14
Other current assets	22	62
Other noncurrent assets	(36)	(99)
Accounts payable	(56)	12
Accrued liabilities	(39)	31
Other noncurrent liabilities	8	(21)

Net cash provided by operating activities	443	181

Investing Activities:
Capital expenditures	(189)	(296)
Insurance proceeds for recovery of property damage	8	—
Cash received from unconsolidated affiliates	19	25
Investment in unconsolidated affiliates	(14)	(32)
Acquisition of business, net of cash acquired	—	(15)
Cash received from purchase price adjustment for business acquired	—	18
Proceeds from sale of businesses/assets	—	1
Cash received from termination of cross-currency interest rate contracts	—	66
Change in restricted cash	2	—

Net cash used in investing activities	(174)	(233)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months ended June 30,
	2016	2015
Financing Activities:
Net repayments on overdraft facilities	$(1)	$(2)
Repayments of short-term debt	(18)	(17)
Borrowings on short-term debt	6	—
Repayments of long-term debt	(582)	(388)
Proceeds from issuance of long-term debt	547	326
Repayments of notes payable	(16)	(15)
Borrowings on notes payable	2	1
Debt issuance costs paid	(8)	(5)
Call premiums related to early extinguishment of debt	—	(26)
Contingent consideration paid for acquisition	—	(4)
Dividends paid to common stockholders	(60)	(62)
Dividends paid to noncontrolling interests	(21)	(4)
Repurchase and cancellation of stock awards	(2)	(7)
Proceeds from issuance of common stock	—	1
Excess tax benefit related to stock-based compensation	—	1
Other, net	—	(1)

Net cash used in financing activities	(153)	(202)

Effect of exchange rate changes on cash	—	(7)

Increase (decrease) in cash and cash equivalents	116	(261)
Cash and cash equivalents at beginning of period	257	860

Cash and cash equivalents at end of period	$373	$599

Supplemental cash flow information:
Cash paid for interest	$103	$115
Cash paid for income taxes	21	30

        As of June 30, 2016 and 2015, the amount of capital expenditures in accounts payable was $59 million and $55 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents(a)	$373	$257
Restricted cash(a)	10	12
Accounts and notes receivable (net of allowance for doubtful accounts of $29 and $26, respectively), ($492 and $438 pledged as collateral, respectively)(a)	1,532	1,420
Accounts receivable from affiliates	329	340
Inventories(a)	1,522	1,692
Prepaid expenses	54	111
Other current assets(a)	279	306

Total current assets	4,099	4,138
Property, plant and equipment, net(a)	4,347	4,410
Investment in unconsolidated affiliates	335	347
Intangible assets, net(a)	98	86
Goodwill	123	116
Deferred income taxes	407	418
Other noncurrent assets(a)	596	573

Total assets	$10,005	$10,088

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$963	$1,034
Accounts payable to affiliates	57	52
Accrued liabilities(a)	599	683
Notes payable to affiliates	100	100
Current portion of debt(a)	96	170

Total current liabilities	1,815	2,039
Long-term debt(a)	4,653	4,625
Notes payable to affiliates	697	698
Deferred income taxes	462	418
Other noncurrent liabilities(a)	1,212	1,224

Total liabilities	8,839	9,004
Commitments and contingencies (Notes 12 and 13)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,209	3,196
Accumulated deficit	(901)	(983)
Accumulated other comprehensive loss	(1,321)	(1,316)

Total Huntsman International LLC members' equity	987	897
Noncontrolling interests in subsidiaries	179	187

Total equity	1,166	1,084

Total liabilities and equity	$10,005	$10,088

(a)
At June 30, 2016 and December 31, 2015, respectively, $25 and $34 of cash and cash equivalents, $10 and $12 of restricted cash, $29 and $26 of accounts and notes receivable (net), $39 and $54 of inventories, $5 each of other current assets, $295 and $307 of property, plant and equipment (net), $34 and $36 of intangible assets (net), $43 and $38 of other noncurrent assets, $76 and $82 of accounts payable, $33 and $27 of accrued liabilities, $19 and $15 of current portion of debt, $123 and $137 of long-term debt, and $55 and $54 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Trade sales, services and fees, net	$2,512	$2,697	$4,833	$5,257
Related party sales	32	43	66	72

Total revenues	2,544	2,740	4,899	5,329
Cost of goods sold	2,086	2,191	4,024	4,328

Gross profit	458	549	875	1,001
Operating expenses:
Selling, general and administrative	234	248	455	492
Research and development	39	41	76	83
Other operating income, net	(21)	(2)	(16)	(9)
Restructuring, impairment and plant closing costs	29	114	42	207

Total expenses	281	401	557	773

Operating income	177	148	318	228
Interest expense	(53)	(56)	(106)	(114)
Equity in income of investment in unconsolidated affiliates	2	3	3	5
Loss on early extinguishment of debt	(2)	(20)	(2)	(23)
Other income (loss)	1	—	2	(1)

Income from continuing operations before income taxes	125	75	215	95
Income tax expense	(31)	(34)	(58)	(37)

Income from continuing operations	94	41	157	58
Loss from discontinued operations, net of tax	(1)	(2)	(2)	(4)

Net income	93	39	155	54
Net income attributable to noncontrolling interests	(7)	(10)	(13)	(20)

Net income attributable to Huntsman International LLC	$86	$29	$142	$34

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$93	$39	$155	$54
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(54)	39	(26)	(143)
Pension and other postretirement benefits adjustments	11	11	26	26
Other, net	6	10	(5)	9

Other comprehensive (loss) income, net of tax	(37)	60	(5)	(108)

Comprehensive income (loss)	56	99	150	(54)
Comprehensive income attributable to noncontrolling interests	(5)	(12)	(13)	(15)

Comprehensive income (loss) attributable to Huntsman International LLC	$51	$87	$137	$(69)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity
			Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests in subsidiaries
	Units	Amount				Total equity
Balance, January 1, 2016	2,728	$3,196	$(983)	$(1,316)	$187	$1,084
Net income	—	—	142	—	13	155
Dividends paid to parent	—	—	(60)	—	—	(60)
Other comprehensive income	—	—	—	(5)	—	(5)
Contribution from parent	—	16	—	—	—	16
Dividends paid to noncontrolling interests	—	—	—	—	(21)	(21)
Excess tax shortfall related to stock-based compensation	—	(3)	—	—	—	(3)

Balance, June 30, 2016	2,728	$3,209	$(901)	$(1,321)	$179	$1,166

Balance, January 1, 2015	2,728	$3,166	$(956)	$(1,087)	$173	$1,296
Net income	—	—	34	—	20	54
Dividends paid to parent	—	—	(61)	—	—	(61)
Other comprehensive loss	—	—	—	(103)	(5)	(108)
Contribution from parent	—	16	—	—	—	16
Dividends paid to noncontrolling interests	—	—	—	—	(4)	(4)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, June 30, 2015	2,728	$3,183	$(983)	$(1,190)	$184	$1,194

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net income	$155	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(3)	(5)
Depreciation and amortization	203	187
Loss on disposal of businesses/assets, net	2	—
Loss on early extinguishment of debt	2	23
Noncash interest expense	13	12
Noncash restructuring and impairment charges	9	85
Deferred income taxes	53	(59)
Noncash gain on foreign currency transactions	—	(4)
Noncash compensation	16	16
Portion of insurance proceeds representing cash provided by investing activities	(8)	—
Other, net	(1)	6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(90)	(142)
Inventories	177	7
Prepaid expenses	15	15
Other current assets	22	55
Other noncurrent assets	(36)	(99)
Accounts payable	(62)	8
Accrued liabilities	(38)	39
Other noncurrent liabilities	12	(17)

Net cash provided by operating activities	441	181

Investing Activities:
Capital expenditures	(189)	(296)
Insurance proceeds for recovery of property damage	8	—
Cash received from unconsolidated affiliates	19	25
Investment in unconsolidated affiliates	(14)	(32)
Acquisition of business, net of cash acquired	—	(15)
Cash received from purchase price adjustment for business acquired	—	18
Proceeds from sale of businesses/assets	—	1
Increase in receivable from affiliate	—	(4)
Cash received from termination of cross-currency interest rate contracts	—	66
Change in restricted cash	2	—

Net cash used in investing activities	(174)	(237)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months ended June 30,
	2016	2015
Financing Activities:
Net repayments on overdraft facilities	$(1)	$(2)
Repayments of short-term debt	(18)	(17)
Borrowings on short-term debt	6	—
Repayments of long-term debt	(582)	(388)
Proceeds from issuance of long-term debt	547	326
Repayments of notes payable to affiliate	(1)	(50)
Proceeds from issuance of notes payable from affiliate	—	195
Repayments of notes payable	(16)	(15)
Borrowings on notes payable	2	1
Debt issuance costs paid	(8)	(5)
Call premiums related to early extinguishment of debt	—	(26)
Contingent consideration paid for acquisition	—	(4)
Dividends paid to noncontrolling interests	(21)	(4)
Dividends paid to parent	(60)	(61)
Excess tax benefit related to stock-based compensation	—	1
Other, net	1	(1)

Net cash used in financing activities	(151)	(50)

Effect of exchange rate changes on cash	—	(7)

Increase (decrease) in cash and cash equivalents	116	(113)
Cash and cash equivalents at beginning of period	257	710

Cash and cash equivalents at end of period	$373	$597

Supplemental cash flow information:
Cash paid for interest	$103	$115
Cash paid for income taxes	21	30

        As of June 30, 2016 and 2015, the amount of capital expenditures in accounts payable was $59 million and $55 million, respectively. During each of the six months ended June 30, 2016 and 2015, Huntsman Corporation contributed $16 million, related to stock-based compensation.

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

RECENT DEVELOPMENTS

Prepayment of Debt

        On July 22, 2016, Huntsman International prepaid $100 million of the 2015 extended term loan B facility due 2019 ("2015 Extended Term Loan B"). For more information, see "Note 6. Debt—Direct and Subsidiary Debt."

Sale of European Surfactants Manufacturing Facilities

        On July 29, 2016, Huntsman Investments (Netherlands) BV ("HIBV"), a wholly-owned subsidiary of Huntsman Corporation, entered into an Exclusivity and Put Option Agreement (the "Put Option Agreement") with Innospec International LTD ("Innospec"), a wholly-owned subsidiary of Innospec Inc. The Put Option Agreement, together with a Share and Asset Purchase Agreement in an agreed form and attached thereto as an exhibit (the "Purchase Agreement," and together with the Put Option Agreement, the "Acquisition Agreements"), set forth the terms of a commitment from Innospec to purchase HIBV's European surfactants manufacturing facilities and related assets for an enterprise value of $225 million. Pursuant to the terms of the Acquisition Agreements, HIBV would retain its accounts receivable and certain trade payables. The purchase price would also be subject to additional working capital and other adjustments (the "Transaction"). Pursuant to the terms of the Acquisition Agreements, Innospec, upon exercise of the Put Option Agreement by HIBV and following satisfaction of closing conditions referred to below, would acquire HIBV's manufacturing facilities located in

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

Saint-Mihiel, France; Castiglione delle Stiviere, Italy; and Barcelona, Spain and HIBV would enter into supply and long-term tolling arrangements with Innospec to continue supplying certain surfactants and other key products globally.

        The Acquisition Agreements contain customary representations, warranties, and covenants and provide for indemnification rights with respect to a breach of a representation, warranty or covenant by either party, as well as for other specified matters.

        The Transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others: (i) the representative bodies consultation processes required by French legislation, (ii) clearance by any applicable competition law authorities, and (iii) the absence of a change that has had or is reasonably likely to have a material adverse effect on the business. The Acquisition Agreements also contain certain customary termination rights for each of HIBV and Innospec.

        The foregoing description of the terms of the Acquisition Agreements is qualified in its entirety by reference to such Agreements, which will be filed subsequently with the Securities and Exchange Commission.

        The Acquisition Agreements will be included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about HIBV. The representations, warranties and covenants contained in the Acquisition Agreements were made only for purposes of such Agreements and as of specific dates, were solely for the benefit of the parties to such Agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Acquisition Agreements. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Acquisition Agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2016

        In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, eliminating from U.S. GAAP the concept of extraordinary items. Reporting entities will no longer have to assess whether a particular event or transaction event is extraordinary. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted the amendments in this ASU effective January 1, 2016, and the initial adoption of

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

Accounting Pronouncements Pending Adoption in Future Periods

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014-09 for all entities by one year. Further, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time), and in May 2016, the FASB issued ASU No. 2016-12, Revenue from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606. The amendments in these ASUs are effective for annual reporting periods

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 should be applied retrospectively, and early application is permitted. We are currently evaluating the impact of the adoption of the amendments in ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 on our condensed consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU do not apply to inventory that is measured using last-in first-out ("LIFO") or the retail inventory method, but rather does apply to all other inventory, which includes inventory that is measured using first-in first-out or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

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

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption of the amendments in this ASU is permitted in any interim or annual period. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30, 2016	December 31, 2015
Raw materials and supplies	$353	$389
Work in progress	110	125
Finished goods	1,101	1,221

Total	1,564	1,735
LIFO reserves	(42)	(43)

Net inventories	$1,522	$1,692

        For both June 30, 2016 and December 31, 2015, approximately 9% of inventories were recorded using the LIFO cost method.

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

        Creditors of these entities have no recourse to our general credit. See "Note 6. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at June 30, 2016, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements.

        The following table summarizes the carrying amount of our variable interest entities' assets and liabilities included in our condensed consolidated balance sheets, before intercompany eliminations, as of June 30, 2016 and our consolidated balance sheets as of December 31, 2015 (dollars in millions):

	June 30, 2016	December 31, 2015
Current assets	$91	$121
Property, plant and equipment, net	295	307
Other noncurrent assets	112	95
Deferred income taxes	35	35
Intangible assets	34	36
Goodwill	13	13

Total assets	$580	$607

Current liabilities	$155	$159
Long-term debt	125	140
Deferred income taxes	11	11
Other noncurrent liabilities	55	54

Total liabilities	$346	$364

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of June 30, 2016 and December 31, 2015, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2016	$109	$16	$38	$5	$168
2016 charges for 2015 and prior initiatives	4	1	1	22	28
2016 charges for 2016 initiatives	4	—	—	2	6
Reversal of reserves no longer required	(1)	—	—	—	(1)
Distribution of prefunded restructuring costs	(39)	(2)	—	(1)	(42)
2016 payments for 2015 and prior initiatives	(27)	(3)	(2)	(22)	(54)
2016 payments for 2016 initiatives	—	—	—	(2)	(2)
Foreign currency effect on liability balance	—	—	1	—	1

Accrued liabilities as of June 30, 2016	$50	$12	$38	$4	$104

(1)
The workforce reduction reserves relate to the termination of 545 positions, of which 485 positions had not been terminated as of June 30, 2016.

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30, 2016	December 31, 2015
2014 and prior initiatives	86	143
2015 initiatives	14	25
2016 initiatives	4	—

Total	$104	$168

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and Other	Total
Accrued liabilities as of January 1, 2016	$5	$9	$4	$55	$90	$1	$4	$168
2016 charges for 2015 and prior initiatives	—	10	—	4	12	—	2	28
2016 charges for 2016 initiatives	2	—	—	1	3	—	—	6
Reversal of reserves no longer required	—	—	—	(1)	—	—	—	(1)
Distribution of prefunded restructuring costs	—	(4)	—	(2)	(36)	—	—	(42)
2016 payments for 2015 and prior initiatives	(1)	(12)	—	(6)	(33)	—	(2)	(54)
2016 payments for 2016 initiatives	(2)	—	—	—	—	—	—	(2)
Foreign currency effect on liability balance	—	—	—	1	1	—	(1)	1

Accrued liabilities as of June 30, 2016	$4	$3	$4	$52	$37	$1	$3	$104

Current portion of restructuring reserves	$3	$3	$2	$12	$31	$1	$3	$55
Long-term portion of restructuring reserves	1	—	2	40	6	—	—	49

        Details with respect to cash and noncash restructuring charges for the three and six months ended June 30, 2016 and 2015 by initiative are provided below (dollars in millions):

	Three months ended June 30, 2016	Six months ended June 30, 2016
Cash charges:
2016 charges for 2015 and prior initiatives	$19	$28
2016 charges for 2016 initiatives	6	6
Reversal of reserves no longer required	—	(1)
Accelerated depreciation	3	7
Other non-cash charges	1	2

Total 2016 Restructuring, Impairment and Plant Closing Costs	$29	$42

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

	Three months ended June 30, 2015	Six months ended June 30, 2015
Cash charges:
2015 charges for 2014 and prior initiatives	$34	$76
2015 charges for 2015 initiatives	20	44
Pension related charges	3	3
Reversal of reserves no longer required	—	(1)
Accelerated depreciation	47	75
Other non-cash charges	10	10

Total 2015 Restructuring, Impairment and Plant Closing Costs	$114	$207

2016 RESTRUCTURING ACTIVITIES

        In December 2015, our Performance Products segment announced plans for a reorganization of its commercial and technical functions and a refocused divisional business strategy to better position the segment for growth in coming years. In addition, a program was launched to capture growth opportunities, improve manufacturing cost efficiency and reduce inventories. In connection with this restructuring program, we recorded restructuring expense of $10 million in the six months ended June 30, 2016.

        On September 27, 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the six months ended June 30, 2016, our Textile Effects segment recorded charges of $1 million for non-cancelable long-term contract termination costs, $1 million for decommissioning and $2 million in other restructuring costs associated with this initiative.

        On December 1, 2014, we announced a comprehensive restructuring program to improve the global competitiveness of our Pigments and Additives segment. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $4 million in the six months ended June 30, 2016.

        On March 4, 2015, we announced plans to restructure our color pigments business, another step in our comprehensive restructuring program in our Pigments and Additives segment, and recorded restructuring expense of approximately $8 million in the six months ended June 30, 2016.

        On July 6, 2016, we announced plans to close our Pigments and Additives segment's South African titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of approximately $3 million in the six months ended June 30, 2016. Additionally, we recorded an impairment charge of $1 million during the second quarter of 2016. The majority of the long-lived assets associated with this manufacturing facility were impaired in the fourth quarter of 2015.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        In connection with planned restructuring activities, our Pigments and Additives segment recorded accelerated depreciation as restructuring expense of $7 million during the six months ended June 30, 2016.

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

        On February 12, 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded accelerated depreciation in the six months ended June 30, 2015 of $73 million as restructuring, impairment and plant closing costs. In addition, during the six months ended June 30, 2015, we recorded charges of $23 million for workforce reductions and non-cash charges of $10 million.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

        Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	June 30, 2016	December 31, 2015
Senior Credit Facilities:
Term loans	$2,435	$2,454
Amounts outstanding under A/R programs	216	215
Senior notes	1,862	1,850
Variable interest entities	142	151
Other	94	125

Total debt—excluding debt to affiliates	$4,749	$4,795

Total current portion of debt	$96	$170
Long-term portion	4,653	4,625

Total debt—excluding debt to affiliates	$4,749	$4,795

Total debt—excluding debt to affiliates	$4,749	$4,795
Notes payable to affiliates-noncurrent	1	1

Total debt	$4,750	$4,796

Huntsman International

	June 30, 2016	December 31, 2015
Senior Credit Facilities:
Term loans	$2,435	$2,454
Amounts outstanding under A/R programs	216	215
Senior notes	1,862	1,850
Variable interest entities	142	151
Other	94	125

Total debt—excluding debt to affiliates	$4,749	$4,795

Total current portion of debt	$96	$170
Long-term portion	4,653	4,625

Total debt—excluding debt to affiliates	$4,749	$4,795

Total debt—excluding debt to affiliates	$4,749	$4,795
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	697	698

Total debt	$5,546	$5,593

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

        Certain of our subsidiaries are designated as nonguarantor subsidiaries ("Nonguarantors") and have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Debt Issuance Costs

        We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of June 30, 2016 and December 31, 2015, the amount of debt issuance costs directly reducing the debt liability was $64 million and $67 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

        As of June 30, 2016, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our 2015 Extended Term Loan B, our 2014 term loan B facility due 2021 ("2014 Term Loan B"), and our 2016 term loan B facility due 2023 ("2016 Term Loan B") (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Unamortized Discounts and Debt Issuance Costs	Carrying Value	Interest Rate(3)	Maturity
Revolving Facility(1)	$650	$—	$—	$—	USD LIBOR plus 3.00%	2021
2015 Extended Term Loan B	N/A	766	(4)	762	USD LIBOR plus 3.00%	2019
2014 Term Loan B	N/A	1,182	(50)	1,132	USD LIBOR plus 3.00%(2)	2021
2016 Term Loan B	N/A	549	(8)	541	USD LIBOR plus 3.50%(2)	2023

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 Term Loan B and the 2016 Term Loan B are subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of June 30, 2016, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 4%.

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

        On July 22, 2016, Huntsman International prepaid $100 million of the 2015 Extended Term Loan B.

Amendment to the Credit Agreement

        On April 1, 2016, Huntsman International entered into a fifteenth amendment to the agreement governing the Senior Credit Facilities (the "Credit Agreement"). The amendment provides for a new term loan facility, the 2016 Term Loan B, to refinance existing term loans pursuant to the Credit Agreement in an aggregate principal amount of $550 million. The net proceeds of the 2016 Term Loan B were used to repay in full Huntsman International's extended term loan B due 2017, our extended term loan B—series 2 due 2017 and our term loan C due 2016 ("Term Loan C"). In connection with these repayments, we recorded a loss on early extinguishment of debt of approximately $2 million in the second quarter of 2016.

        The 2016 Term Loan B matures on April 1, 2023, provided that the maturity date will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay certain of our senior notes upon maturity. The 2016 Term Loan B is subject to the same terms and conditions as our existing senior secured term loan facilities.

        The 2016 Term Loan B bears interest at an interest rate margin of LIBOR plus 3.50% (subject to a 0.75% floor) and amortizes in annual amounts equal to 1% of the principal amount of the 2016 Term Loan B, payable quarterly commencing on June 30, 2016.

        The amendment also extends the stated termination date of our Revolving Facility from March 20, 2017 to March 20, 2021, provided that the maturity date will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 2015 Term Loan B due 2019 or our senior notes upon their maturity. The amendment further increased the committed amount of our Revolving Facility by $25 million (from $625 million to $650 million). Borrowings under the Revolving Facility bear interest at the same rate as the existing revolving commitments. As of June 30, 2016 we had no borrowings under our Revolving Facility.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity ("U.S. SPE") and the European special purpose entity ("EU SPE") in transactions intended to be true sales or true contributions. The receivables collateralize debt

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of June 30, 2016 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	March 2018	$250	$90(3)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225	€114	Applicable rate plus 1.10%
		(approximately $249)	(approximately $126)

(1)
The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)
The applicable rate for our U.S. A/R Program is defined by the lender as either USD LIBOR or CP rate. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender's commitment.

(3)
As of June 30, 2016, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

        As of June 30, 2016 and December 31, 2015, $492 million and $438 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Redemption of Notes and Loss on Early Extinguishment of Debt

        During the six months ended June 30, 2015, we redeemed or repurchased the following notes (dollars in millions):

Date of Redemption	Notes	Principal Amount of Notes Redeemed	Amount Paid (Excluding Accrued Interest)	Loss on Early Extinguishment of Debt
April 2015	2021 Senior Subordinated Notes	$289	$311	$20
January 2015	2021 Senior Subordinated Notes	37	40	3

Note Payable from Huntsman International to Huntsman Corporation

        As of June 30, 2016, we had a loan of $796 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2016 on our condensed consolidated balance sheets. As of June 30, 2016, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        All derivatives, whether designated as hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded as an unrealized currency translation adjustment in accumulated other comprehensive loss.

        Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2016, we had approximately $168 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into two interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss) (dollars in millions):

June 30, 2016
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 current liability
50	January 2015	April 2017	2.5%	1 current liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 4. Variable Interest Entities." The notional amount of the swap as of June 30, 2016 was $22 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2016, the fair value of the swap was $2 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and six months ended June 30, 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of June 30, 2016, the fair value of this swap was $26 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

        In March 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. During the six months ended June 30, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive (loss) income on our condensed statements of comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2016, we have designated approximately €651 million (approximately $721 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2016, the amount of gain (loss) recognized on the hedge of our net investment was $14 million and $(7) million, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive income (loss).

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$27	$27	$26	$26
Investments in equity securities	18	18	18	18
Cross-currency interest rate contracts	26	26	28	28
Interest rate contracts	(4)	(4)	(4)	(4)
Long-term debt (including current portion)	(4,749)	(4,789)	(4,795)	(4,647)

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

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	June 30, 2016	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$27	$27	$—	$—
Investments in equity securities(1)	18	18	—	—
Derivatives:
Cross-currency interest rate contracts(2)	26	—	—	26

Total assets	$71	$45	$—	$26

Liabilities:
Derivatives:
Interest rate contracts(3)	$(4)	$—	$(4)	$—

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

(4)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the six months ended June 30, 2016 and the year ended December 31, 2015.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE (Continued)

        The following table shows a reconciliation of beginning and ending balances for the three and six months ended June 30, 2016 and 2015 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions).

	Three months ended June 30, 2016	Six months ended June 30, 2016
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$20	$28
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	6	(2)
Purchases, sales, issuances and settlements	—	—

Ending balance, June 30, 2016	$26	$26

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2016	$—	$—

	Three months ended June 30, 2015	Six months ended June 30, 2015
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$33	$5
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(8)	20
Purchases, sales, issuances and settlements	—	—

Ending balance, June 30, 2015	$25	$25

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2015	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE (Continued)

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Interest expense	Other comprehensive income (loss)	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized gains (losses) relating to assets still held at June 30, 2016	—	6	—	(2)

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Interest expense	Other comprehensive income (loss)	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized (losses) gains relating to assets still held at June 30, 2015	—	(8)	—	20

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended June 30, 2016 and 2015, we recorded charges of $1 million and nil, respectively, for the impairment of long-lived assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Service cost	$16	$17	$—	$1
Interest cost	31	30	1	2
Expected return on assets	(48)	(49)	—	—
Amortization of prior service benefit	(3)	—	(1)	(1)
Amortization of actuarial loss	18	18	—	1
Special termination benefits	—	3	—	—

Net periodic benefit cost	$14	$19	$—	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$32	$36	$1	$2
Interest cost	61	61	2	3
Expected return on assets	(95)	(100)	—	—
Amortization of prior service benefit	(5)	(2)	(3)	(2)
Amortization of actuarial loss	34	37	1	2
Special termination benefits	—	3	—	—

Net periodic benefit cost	$27	$35	$1	$5

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Service cost	$16	$17	$—	$1
Interest cost	31	30	1	2
Expected return on assets	(48)	(49)	—	—
Amortization of prior service benefit	(3)	—	(1)	(1)
Amortization of actuarial loss	19	20	—	1
Special termination benefits	—	3	—	—

Net periodic benefit cost	$15	$21	$—	$3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$32	$36	$1	$2
Interest cost	61	61	2	3
Expected return on assets	(95)	(100)	—	—
Amortization of prior service benefit	(5)	(2)	(3)	(2)
Amortization of actuarial loss	37	41	1	2
Special termination benefits	—	3	—	—

Net periodic benefit cost	$30	$39	$1	$5

        During the six months ended June 30, 2016 and 2015, we made contributions to our pension and other postretirement benefit plans of $38 million and $55 million, respectively. During the remainder of 2016, we expect to contribute an additional amount of approximately $36 million to these plans.

10. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

        On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of Huntsman Corporation common stock. Repurchases under this program may be made through open market transactions, in privately negotiated transactions, through accelerated share repurchase programs or by other means. The timing and actual number of shares repurchased depends on a variety of factors, including market conditions. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. HUNTSMAN CORPORATION STOCKHOLDERS' EQUITY (Continued)

to time without prior notice. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement to repurchase $100 million of our common stock that was completed in January 2016 with the purchase of 8.6 million shares. During the three months ended June 30, 2016, we did not repurchase any shares of our outstanding common stock under the repurchase program. As of June 30, 2016, there remained approximately $50 million of the amount authorized under the program that can be used for repurchases.

COMMON STOCK DIVIDENDS

        During each of the quarters ended June 30, 2016 and March 31, 2016, we paid dividends of $30 million, or $0.125 per share, to common stockholders and during each of the quarters ended June 30, 2015 and March 31, 2015, we paid cash dividends of $31 million, or $0.125 per share, to common stockholders.

11. OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2016	$(288)	$(1,056)	$11	$17	$(1,316)	$28	$(1,288)

Other comprehensive (loss) income before reclassifications, gross	(30)	—	(8)	2	(36)	—	(36)
Tax benefit	4	—	—	—	4	—	4
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	27	—	—	27	—	27
Tax expense	—	(3)	—	—	(3)	—	(3)

Net current-period other comprehensive (loss) income	(26)	24	(8)	2	(8)	—	(8)

Ending balance, June 30, 2016	$(314)	$(1,032)	$3	$19	$(1,324)	$28	$(1,296)

(a)
Amounts are net of tax of $86 and $90 as of June 30, 2016 and January 1, 2016, respectively.

(b)
Amounts are net of tax of $132 and $135 as of June 30, 2016 and January 1, 2016, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2015	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

Other comprehensive (loss) income before reclassifications, gross	(123)	(5)	9	—	(119)	5	(114)
Tax expense	(19)	—	—	—	(19)	—	(19)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	35	—	—	35	—	35
Tax expense	—	(8)	—	—	(8)	—	(8)

Net current-period other comprehensive (loss) income	(142)	22	9	—	(111)	5	(106)

Ending balance, June 30, 2015	$(117)	$(1,100)	$19	$11	$(1,187)	$28	$(1,159)

(a)
Amounts are net of tax of $66 and $47 as of June 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $175 and $182 as of June 30, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended June 30, 2016	Six months ended June 30, 2016
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(8)	(b)
Actuarial loss	16	35	(b)(c)

	12	27	Total before tax
	(3)	(3)	Income tax expense

Total reclassifications for the period	$9	$24	Net of tax

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended June 30, 2015	Six months ended June 30, 2015
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(b)
Actuarial loss	20	39	(b)(c)

Settlement loss	18	35	Total before tax
	(4)	(8)	Income tax expense

Total reclassifications for the period	$14	$27	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 9. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for each of the three months ended June 30, 2016 and 2015 and $2 million of actuarial losses related to discontinued operations for each of the six months ended June 30, 2016 and 2015.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2016	$(292)	$(1,074)	$11	$11	$(1,344)	$28	$(1,316)

Other comprehensive income (loss) before reclassifications, gross	(30)	—	(8)	3	(35)	—	(35)
Tax benefit	4	—	—	—	4	—	4
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	30	—	—	30	—	30
Tax expense	—	(4)	—	—	(4)	—	(4)

Net current-period other comprehensive income (loss)	(26)	26	(8)	3	(5)	—	(5)

Ending balance, June 30, 2016	$(318)	$(1,048)	$3	$14	$(1,349)	$28	$(1,321)

(a)
Amounts are net of tax of $72 and $76 as of June 30, 2016 and January 1, 2016, respectively.

(b)
Amounts are net of tax of $159 and $163 as of June 30, 2016 and January 1, 2016, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2015	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

Other comprehensive (loss) income before reclassifications, gross	(124)	(5)	9	—	(120)	5	(115)
Tax expense	(19)	—	—	—	(19)	—	(19)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	39	—	—	39	—	39
Tax expense	—	(8)	—	—	(8)	—	(8)

Net current-period other comprehensive (loss) income	(143)	26	9	—	(108)	5	(103)

Ending balance, June 30, 2015	$(121)	$(1,121)	$19	$5	$(1,218)	$28	$(1,190)

(a)
Amounts are net of tax of $53 and $34 as of June 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $204 and $211 as of June 30, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended June 30, 2016	Six months ended June 30, 2016
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(8)	(b)
Actuarial loss	19	38	(b)(c)

	15	30	Total before tax
	(4)	(4)	Income tax expense

Total reclassifications for the period	$11	$26	Net of tax

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

	Three months ended June 30, 2015	Six months ended June 30, 2015
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(4)	(b)
Actuarial loss	22	43	(b)(c)

	20	39	Total before tax
	(4)	(8)	Income tax expense

Total reclassifications for the period	$16	$31	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 9. Employee Benefit Plans."

(c)
Amounts contain approximately $1 million of actuarial losses related to discontinued operations for each of the three months ended June 30, 2016 and 2015 and $2 million of actuarial losses related to discontinued operations for each of the six months ended June 30, 2016 and 2015.

12. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Antitrust Matters

        We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we and our co-defendants and other alleged co-conspirators conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants (the "Direct Purchasers") since February 1, 2003. On December 13, 2013, we and all other defendants settled the Direct Purchasers litigation and the court approved the settlement. We paid the settlement in an amount immaterial to our condensed consolidated financial statements.

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

Litigation for an amount immaterial to our condensed consolidated financial statements. The case was subsequently dismissed on March 9, 2016.

        We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing titanium dioxide. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of 9 states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state. The Indirect Purchasers plaintiffs seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to this claim and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of this case, we are unable to reasonably estimate any possible loss or range of loss and we have made no accrual with respect to this claim.

Product Delivery Claim

        We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $169 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $125 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $125 million), and we have made no accrual with respect to this matter.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders in the Wisconsin Litigation have made essentially the same factual allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and filed responses to the Banks' previously filed motions to dismiss. We denied the Banks' indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

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

13. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2016 and 2015, our capital expenditures for EHS matters totaled $22 million and $56 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $38 million for environmental liabilities as of both June 30, 2016 and December 31, 2015. Of these amounts, $5 million and $6 million were classified as accrued liabilities in our consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, and $33 million and $32 million were classified as other noncurrent liabilities in our consolidated balance sheets for June 30, 2016 and December 31, 2015, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

ENVIRONMENTAL MATTERS

        Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately 10 former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our condensed consolidated financial statements.

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

West Footscray Remediation

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of June 30, 2016, we had an accrued liability of approximately $16 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

Port Neches Flaring Matter

        As part of the Environmental Protection Agency's (the "EPA") national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the Clear Air Act ("CAA") based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers and has sought to collect civil penalties in excess of $100,000. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations and conducted field trials on an alternate flare monitoring method beginning in September 2014. We are currently unable to determine the likelihood or magnitude of any potential penalty or injunctive relief that may be incurred in resolving this matter.

14. STOCK-BASED COMPENSATION PLANS

        On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the "2016 Stock Incentive Plan"), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Prior Plan"), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of June 30, 2016, we were authorized to grant up to 8.2 million shares under the 2016 Stock Incentive Plan. As of June 30, 2016, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period; certain performance share unit awards vest over a two-year period.

        The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Huntsman Corporation compensation cost	$9	$8	$17	$17
Huntsman International compensation cost	9	8	16	16

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS (Continued)

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $3 million each for the six months ended June 30, 2016 and 2015.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Dividend yield	3.3%	N/A	5.6%	2.2%
Expected volatility	57.7%	N/A	57.9%	58.0%
Risk-free interest rate	1.5%	N/A	1.4%	1.4%
Expected life of stock options granted during the period	5.9 years	N/A	5.9 years	5.9 years

        During the three months ended June 30, 2015, no stock options were granted.

        A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of June 30, 2016 and changes during the six months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2016	9,544	$15.51
Granted	2,964	8.91
Exercised	(30)	4.53
Forfeited	(1,036)	19.89

Outstanding at June 30, 2016	11,442	13.44	5.9	$34

Exercisable at June 30, 2016	7,513	14.09	4.2	20

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2016 was $2.97 per option. As of June 30, 2016, there was $14 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS (Continued)

        The total intrinsic value of stock options exercised during the six months ended both June 30, 2016 and 2015 was approximately nil.

NONVESTED SHARES

        Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

        The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2016 and 2015, the weighted-average expected volatility rate was 39.3% and 30.0%, respectively and the weighted average risk-free interest rate was 0.9% and 0.7%, respectively. For the performance share unit awards granted in the six months ended June 30, 2016 and 2015 the number of shares earned varies based upon the Company achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year and three-year performance periods.

        A summary of the status of our nonvested shares as of June 30, 2016 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2016	1,854		$19.97	475	$21.37
Granted	1,873		9.23	703	8.95
Vested	(658)	(1)	19.85	(229)	20.65
Forfeited	(39)		18.10	(21)	17.38

Nonvested at June 30, 2016	3,030		13.37	928	12.23

(1)
As of June 30, 2016, a total of 454,900 restricted stock units were vested but not yet issued, of which 60,948 vested during the six months ended June 30, 2016. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of June 30, 2016, there was $35 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The value of share awards that vested during the six months ended June 30, 2016 and 2015 was $15 million and $20 million, respectively.

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

        During the six months ended June 30, 2016 and 2015, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits and a corresponding income tax expense of $1 million and a net decrease in unrecognized benefits and a corresponding income tax benefit of $6 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $59 million and $36 million for the six months ended June 30, 2016 and 2015, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

Huntsman International

        Huntsman International recorded income tax expense of $58 million and $37 million for the six months ended June 30, 2016 and 2015, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$88	$31	$145	$38

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$87	$29	$143	$34

Denominator:
Weighted average shares outstanding	236.3	244.1	236.2	244.0
Dilutive shares:
Stock-based awards	3.2	3.4	2.1	3.3

Total weighted average shares outstanding, including dilutive shares	239.5	247.5	238.3	247.3

        Additional stock-based awards of 5.9 million and 2.2 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2016 and 2015, respectively, and 7.8 million and 2.7 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2016 and 2015, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015 because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

        Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The adjusted EBITDA of operating segments excludes items that principally apply to our Company as a whole. The revenues and adjusted EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Polyurethanes	$976	$995	$1,812	$1,885
Performance Products	566	675	1,102	1,331
Advanced Materials	261	282	527	572
Textile Effects	198	216	383	422
Pigments and Additives	576	592	1,116	1,164
Corporate and eliminations	(33)	(20)	(41)	(45)

Total	$2,544	$2,740	$4,899	$5,329

Segment adjusted EBITDA(1):
Huntsman Corporation:
Polyurethanes	$171	$159	$302	$264
Performance Products	86	141	178	262
Advanced Materials	58	58	118	116
Textile Effects	24	23	42	40
Pigments and Additives	31	35	46	56
Corporate and other(2)	(45)	(31)	(87)	(68)

Total	325	385	599	670
Reconciliation of adjusted EBITDA to net income:
Interest expense, net	(50)	(53)	(100)	(109)
Income tax expense—continuing operations	(32)	(34)	(59)	(36)
Income tax benefit (expense)—discontinued operations	—	(1)	1	(2)
Depreciation and amortization	(109)	(99)	(209)	(194)
Net income attributable to noncontrolling interests	7	10	13	20
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	(4)	(12)	(13)	(21)
EBITDA of discontinued operations	(1)	(1)	(3)	(2)
Loss on disposition of business/assets	—	(1)	—	(1)
Loss on early extinguishment of debt	(2)	(20)	(2)	(23)
Certain legal settlements and related expenses	—	(1)	(1)	(2)
Amortization of pension and postretirement actuarial losses	(17)	(19)	(33)	(37)
Net plant incident remediation credits	7	—	6	—
Restructuring, impairment and plant closing and transition costs	(30)	(115)	(43)	(209)

Net income	$94	$39	$156	$54

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$171	$159	$302	$264
Performance Products	86	141	178	262
Advanced Materials	58	58	118	116
Textile Effects	24	23	42	40
Pigments and Additives	31	35	46	56
Corporate and other(2)	(43)	(30)	(85)	(65)

Total	327	386	601	673
Reconciliation of adjusted EBITDA to net income:
Interest expense, net	(53)	(56)	(106)	(114)
Income tax expense—continuing operations	(31)	(34)	(58)	(37)
Income tax benefit (expense)—discontinued operations	—	(1)	1	(2)
Depreciation and amortization	(106)	(95)	(203)	(187)
Net income attributable to noncontrolling interests	7	10	13	20
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	(4)	(12)	(13)	(21)
EBITDA of discontinued operations	(1)	(1)	(3)	(2)
Loss on disposition of business/assets	—	(1)	—	(1)
Loss on early extinguishment of debt	(2)	(20)	(2)	(23)
Certain legal settlements and related expenses	—	(1)	(1)	(2)
Amortization of pension and postretirement actuarial losses	(21)	(21)	(37)	(41)
Net plant incident remediation credits	7	—	6	—
Restructuring, impairment and plant closing and transition costs	(30)	(115)	(43)	(209)

Net income	$93	$39	$155	$54

(1)
Beginning in the second quarter of 2016, we used segment adjusted EBITDA as the measure of each segment's profit or loss. We believe that adjusted EBITDA more accurately reflects what management uses to make decisions about resources to be allocated to the segments and assess their financial performance. We have restated the measure of each segment's profit or loss in the prior periods disclosed to reflect adjusted EBITDA.

  Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) acquisition and integration expenses and purchase accounting adjustments; (b) EBITDA from discontinued operations; (c) loss on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

  expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident remediation credits; and (h) restructuring, impairment, plant closing and transition costs.

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

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC

        The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the Nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$111	$1	$261	$—	$373
Restricted cash	—	—	10	—	10
Accounts and notes receivable, net	31	114	1,383	4	1,532
Accounts receivable from affiliates	1,709	4,595	160	(6,135)	329
Inventories	97	286	1,143	(4)	1,522
Prepaid expenses	21	8	36	(11)	54
Other current assets	822	5	183	(731)	279

Total current assets	2,791	5,009	3,176	(6,877)	4,099
Property, plant and equipment, net	454	1,433	2,459	1	4,347
Investment in unconsolidated affiliates	6,044	1,714	255	(7,678)	335
Intangible assets, net	30	3	65	—	98
Goodwill	(13)	82	54	—	123
Deferred income taxes	473	—	419	(485)	407
Notes receivable from affiliates	37	548	—	(585)	—
Other noncurrent assets	71	215	311	(1)	596

Total assets	$9,887	$9,004	$6,739	$(15,625)	$10,005

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44	$167	$748	$4	$963
Accounts payable to affiliates	3,507	871	1,814	(6,135)	57
Accrued liabilities	71	803	467	(742)	599
Note payable to affiliate	100	—	—	—	100
Current portion of debt	26	—	70	—	96

Total current liabilities	3,748	1,841	3,099	(6,873)	1,815
Long-term debt	4,272	—	381	—	4,653
Notes payable to affiliates	696	—	586	(585)	697
Deferred income taxes	24	307	49	82	462
Other noncurrent liabilities	160	267	785	—	1,212

Total liabilities	8,900	2,415	4,900	(7,376)	8,839
Equity
Huntsman International LLC members' equity
Members' equity	3,209	4,505	3,449	(7,954)	3,209
Accumulated (deficit) income	(901)	642	(455)	(187)	(901)
Accumulated other comprehensive (loss) income	(1,321)	1,442	(1,311)	(131)	(1,321)

Total Huntsman International LLC members' equity	987	6,589	1,683	(8,272)	987
Noncontrolling interests in subsidiaries	—	—	156	23	179

Total equity	987	6,589	1,839	(8,249)	1,166

Total liabilities and equity	$9,887	$9,004	$6,739	$(15,625)	$10,005

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$272	$623	$1,617	$—	$2,512
Related party sales	41	106	279	(394)	32

Total revenues	313	729	1,896	(394)	2,544
Cost of goods sold	237	610	1,634	(395)	2,086

Gross profit	76	119	262	1	458
Selling, general and administrative	44	36	154	—	234
Research and development	11	11	17	—	39
Other operating income	(4)	(10)	(7)	—	(21)
Restructuring, impairment and plant closing costs	3	15	11	—	29

Operating income	22	67	87	1	177
Interest (expense) income	(57)	9	(5)	—	(53)
Equity in (loss) income of investment in affiliates and subsidiaries	(107)	59	2	48	2
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Dividend income	216	—	—	(216)
Other (loss) income	(1)	8	(6)	—	1

Income from continuing operations before income taxes	71	143	78	(167)	125
Income tax benefit (expense)	15	(30)	(16)	—	(31)

Income from continuing operations	86	113	62	(167)	94
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)

Net income	86	112	62	(167)	93
Net income attributable to noncontrolling interests	—	—	(3)	(4)	(7)

Net income attributable to Huntsman International LLC	$86	$112	$59	$(171)	$86

Net income	$86	$112	$62	$(167)	$93
Other comprehensive (loss) income	(35)	21	(47)	24	(37)
Comprehensive income attributable to noncontrolling interests	—	—	(1)	(4)	(5)

Comprehensive income attributable to Huntsman International LLC	$51	$133	$14	$(147)	$51

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$523	$1,189	$3,121	$—	$4,833
Related party sales	94	210	548	(786)	66

Total revenues	617	1,399	3,669	(786)	4,899
Cost of goods sold	477	1,158	3,177	(788)	4,024

Gross profit	140	241	492	2	875
Selling, general and administrative	84	82	289	—	455
Research and development	22	22	32	—	76
Other operating expense (income)	8	(17)	(7)	—	(16)
Restructuring, impairment and plant closing costs	3	19	20	—	42

Operating income	23	135	158	2	318
Interest (expense) income	(111)	17	(12)	—	(106)
Equity in (loss) income of investment in affiliates and subsidiaries	(15)	103	3	(88)	3
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Dividend income	216	—	—	(216)	—
Other income (loss)	—	8	(6)	—	2

Income from continuing operations before income taxes	111	263	143	(302)	215
Income tax benefit (expense)	30	(56)	(32)	—	(58)

Income from continuing operations	141	207	111	(302)	157
Income (loss) from discontinued operations, net of tax	1	(1)	(2)	—	(2)

Net income	142	206	109	(302)	155
Net income attributable to noncontrolling interests	—	—	(6)	(7)	(13)

Net income attributable to Huntsman International LLC	$142	$206	$103	$(309)	$142

Net income	$142	$206	$109	$(302)	$155
Other comprehensive (loss) income	(5)	76	3	(79)	(5)
Comprehensive income attributable to noncontrolling interests	—	—	(6)	(7)	(13)

Comprehensive income attributable to Huntsman International LLC	$137	$282	$106	$(388)	$137

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$227	$63	$151	$—	$441

Investing activities:
Capital expenditures	(11)	(63)	(115)	—	(189)
Insurance proceeds for recovery of property damage	—	—	8	—	8
Cash received from unconsolidated affiliates	—	19	—	—	19
Investment in affiliate	(46)	5	—	41	—
Investment in unconsolidated affiliates	—	(13)	(1)	—	(14)
Change in restricted cash	—	—	2	—	2

Net cash used in investing activities	(57)	(52)	(106)	41	(174)

Financing activities:
Net borrowings on overdraft facilities	—	—	(1)	—	(1)
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	6	—	6
Repayments of long-term debt	(569)	—	(13)	—	(582)
Proceeds from issuance of long-term debt	547	—	—	—	547
Repayments of notes payable to affiliate	(1)	—	—	—	(1)
Proceeds from notes payable to affiliate	—	—	6	(6)	—
Repayments of notes payable	(15)	—	(1)	—	(16)
Borrowings on notes payable	2	—	—	—	2
Debt issuance costs paid	(8)	—	—	—	(8)
Dividends paid to noncontrolling intrests	—	—	(13)	(8)	(21)
Contribution from parent	—	3	53	(56)	—
Distribution to parent	—	(14)	(15)	29	—
Dividends paid to parent	(60)	—	—	—	(60)
Other, net	1	—	—	—	1

Net cash (used in) provided by financing activities	(103)	(11)	4	(41)	(151)
Effect of exchange rate changes on cash	—	—	—	—	—

Increase in cash and cash equivalents	67	—	49	—	116
Cash and cash equivalents at beginning of period	44	1	212	—	257

Cash and cash equivalents at end of period	$111	$1	$261	$—	$373

        During the six months ended June 30, 2016, we made a noncash capital contribution of approximately $215 million between Parent Company and Guarantor entities.

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

        During the six months ended June 30, 2015, we made a noncash capital contribution of approximately $284 million between Guarantor and Nonguarantor entities and a noncash capital contribution of approximately $123 million between Parent Company and Guarantor entities.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part II. Item 1A. Risk Factors" below and "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

Business

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the six months ended June 30, 2016 and 2015 were $4,899 million and $5,329 million, respectively.

RECENT DEVELOPMENTS

Prepayment of Debt

        On July 22, 2016, Huntsman International prepaid $100 million of the 2015 Extended Term Loan B. For more information, see "Note 6. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements.

Sale of European Surfactants Manufacturing Facilities

        On July 29, 2016, Huntsman Investments (Netherlands) BV ("HIBV"), a wholly-owned subsidiary of Huntsman Corporation, entered into an Exclusivity and Put Option Agreement (the "Put Option Agreement") with Innospec International LTD ("Innospec"), a wholly-owned subsidiary of Innospec Inc. The Put Option Agreement, together with a Share and Asset Purchase Agreement in an agreed form and attached thereto as an exhibit (the "Purchase Agreement," and together with the Put Option Agreement, the "Acquisition Agreements"), set forth the terms of a commitment from Innospec to purchase HIBV's European surfactants manufacturing facilities and related assets for an enterprise value of $225 million. Pursuant to the terms of the Acquisition Agreements, HIBV would retain its accounts receivable and certain trade payables. The purchase price would also be subject to additional working capital and other adjustments (the "Transaction"). Pursuant to the terms of the Acquisition Agreements, Innospec, upon exercise of the Put Option Agreement by HIBV and following satisfaction of closing conditions referred to below, would acquire HIBV's manufacturing facilities located in Saint-Mihiel, France; Castiglione delle Stiviere, Italy; and Barcelona, Spain and HIBV would enter into supply and long-term tolling arrangements with Innospec to continue supplying certain surfactants and other key products globally.

        The Acquisition Agreements contain customary representations, warranties, and covenants and provide for indemnification rights with respect to a breach of a representation, warranty or covenant by either party, as well as for other specified matters.

        The Transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others: (i) the representative bodies consultation processes required by French legislation, (ii) clearance by any applicable competition law authorities, and (iii) the absence of a change that has had or is reasonably likely to have a material adverse effect on the business. The Acquisition Agreements also contain certain customary termination rights for each of HIBV and Innospec.

        The foregoing description of the terms of the Acquisition Agreements is qualified in its entirety by reference to such Agreements, which will be filed subsequently with the Securities and Exchange Commission.

        The Acquisition Agreements will be included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about HIBV. The representations, warranties and covenants contained in the Acquisition Agreements were made only for purposes of such Agreements and as of specific dates, were solely for the benefit of the parties to such Agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Acquisition Agreements. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to the Acquisition Agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

OUTLOOK

        Our second quarter 2016 results reflect our continued focus on three strategic priorities: first, generating free cash flow of more than $350 million in 2016; second, growing margins and earnings in our core downstream differentiated businesses; and third, separating our titanium dioxide business.

        We believe that we are well positioned to accomplish these objectives. With an increased focus on inventory management, we generated strong free cash flow in the second quarter. We are expanding margins in our MDI urethanes business and have healthy margins in our Performance Products and Advanced Materials segments.

        We are actively pursuing a separation of our Pigments and Additives segment and are currently exploring a spin-off of this segment, potentially combined with other of our businesses, to our stockholders. We are experiencing improved business conditions within the Pigments and Additives segment and we believe we will be well positioned for a separation. Our ability to effect such spin-off or any alternative strategic transaction is subject to, among other things, market conditions and the approval of our Board of Directors.

        The following is a summary of the key trends expected in our business segments:

Polyurethanes:

  •
  Continued focus on downstream MDI differentiation

  •
  MDI demand growth

  •
  Low MTBE margins

Performance Products:

  •
  Benefit from self-help business optimization

  •
  Long term margin improvement

  •
  Benefit of growth projects, such as ethylene oxide expansion in the U.S. and polyetheramines expansion in Singapore

  •
  Relatively low ethylene margins

Advanced Materials:

  •
  Strong aerospace market more than one-third of earnings

Textile Effects:

  •
  Third quarter 2016 seasonal moderation in demand

Pigments and Additives:

  •
  Increasing titanium dioxide selling prices

  •
  Second half 2016 seasonality in demand

        In 2016, we expect to spend approximately $450 million on capital expenditures.

        We expect our full year 2016 adjusted effective tax rate to be approximately 25%-30%. Our MTBE earnings are taxed at the U.S. statutory rate of 35%, and variability in our MTBE earnings will have a meaningful impact on where our adjusted tax rate will be within that range. We expect our long-term adjusted effective tax rate will be approximately 30%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2016	2015		2016	2015
Revenues	$2,544	$2,740	(7)%	$4,899	$5,329	(8)%
Cost of goods sold	2,087	2,191	(5)%	4,026	4,330	(7)%

Gross profit	457	549	(17)%	873	999	(13)%
Operating expenses	252	289	(13)%	517	569	(9)%
Restructuring, impairment and plant closing costs	29	114	(75)%	42	207	(80)%

Operating income	176	146	21%	314	223	41%
Interest expense, net	(50)	(53)	(6)%	(100)	(109)	(8)%
Equity in income of investment in unconsolidated affiliates	2	3	(33)%	3	5	(40)%
Loss on early extinguishment of debt	(2)	(20)	(90)%	(2)	(23)	(91)%
Other income (loss)	1	(1)	NM	2	(2)	NM

Income from continuing operations before income taxes	127	75	69%	217	94	131%
Income tax expense	(32)	(34)	(6)%	(59)	(36)	64%

Income from continuing operations	95	41	132%	158	58	172%
Loss from discontinued operations, net of tax	(1)	(2)	(50)%	(2)	(4)	(50)%

Net income	94	39	141%	156	54	189%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(7)	(10)	(30)%	(13)	(20)	(35)%
Interest expense, net	50	53	(6)%	100	109	(8)%
Income tax expense from continuing operations	32	34	(6)%	59	36	64%
Income tax (benefit) expense from discontinued operations	—	1	(100)%	(1)	2	NM
Depreciation and amortization	109	99	10%	209	194	8%
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	4	12		13	21
EBITDA from discontinued operations	1	1		3	2
Loss on disposition of business/assets	—	1		—	1
Loss on early extinguishment of debt	2	20		2	23
Certain legal settlements and related expenses	—	1		1	2
Amortization of pension and postretirement actuarial losses	17	19		33	37
Net plant incident remediation credits	(7)	—		(6)	—
Restructuring, impairment and plant closing and transition costs	30	115		43	209

Adjusted EBITDA(1)	$325	$385	(16)%	$599	$670	(11)%

Net cash provided by operating activities				$443	$181	145%
Net cash used in investing activities				(174)	(233)	(25)%
Net cash used in financing activities				(153)	(202)	(24)%
Capital expenditures				(189)	(296)	(36)%

Huntsman International

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2016	2015		2016	2015
Revenues	$2,544	$2,740	(7)%	$4,899	$5,329	(8)%
Cost of goods sold	2,086	2,191	(5)%	4,024	4,328	(7)%

Gross profit	458	549	(17)%	875	1,001	(13)%
Operating expenses	252	287	(12)%	515	566	(9)%
Restructuring, impairment and plant closing costs	29	114	(75)%	42	207	(80)%

Operating income	177	148	20%	318	228	39%
Interest expense, net	(53)	(56)	(5)%	(106)	(114)	(7)%
Equity in income of investment in unconsolidated affiliates	2	3	(33)%	3	5	(40)%
Loss on early extinguishment of debt	(2)	(20)	(90)%	(2)	(23)	(91)%
Other income (loss)	1	—	NM	2	(1)	NM

Income from continuing operations before income taxes	125	75	67%	215	95	126%
Income tax expense	(31)	(34)	(9)%	(58)	(37)	57%

Income from continuing operations	94	41	129%	157	58	171%
Loss from discontinued operations, net of tax	(1)	(2)	(50)%	(2)	(4)	(50)%

Net income	93	39	138%	155	54	187%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(7)	(10)	(30)%	(13)	(20)	(35)%
Interest expense, net	53	56	(5)%	106	114	(7)%
Income tax expense from continuing operations	31	34	(9)%	58	37	57%
Income tax (benefit) expense from discontinued operations	—	1	(100)%	(1)	2	NM
Depreciation and amortization	106	95	12%	203	187	9%
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	4	12		13	21
EBITDA from discontinued operations	1	1		3	2
Loss on disposition of business/assets	—	1		—	1
Loss on early extinguishment of debt	2	20		2	23
Certain legal settlements and related expenses	—	1		1	2
Amortization of pension and postretirement actuarial losses	21	21		37	41
Net plant incident remediation credits	(7)	—		(6)	—
Restructuring, impairment and plant closing and transition costs	30	115		43	209

Adjusted EBITDA(1)	$327	$386	(15)%	$601	$673	(11)%

Net cash provided by operating activities				$441	$181	144%
Net cash used in investing activities				(174)	(237)	(27)%
Net cash used in financing activities				(151)	(50)	202%
Capital expenditures				(189)	(296)	(36)%

Huntsman Corporation

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$94			$39
Net income attributable to noncontrolling interests			(7)			(10)
Acquisition and integration expenses and purchase accounting adjustments,	$4	$—	4	$12	$(3)	9
Loss from discontinued operations	1	—	1	1	1	2
Loss on disposition of businesses/assets	—	—	—	1	—	1
Loss on early extinguishment of debt	2	(1)	1	20	(7)	13
Certain legal settlements and related expenses	—	—	—	1	(1)	—
Amortization of pension and postretirement actuarial losses	17	(3)	14	19	(5)	14
Net plant incident remediation credits	(7)	1	(6)	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	30	(5)	25	115	(28)	87

Adjusted net income(2)			$126			$155

Weighted average shares—basic			236.3			244.1
Weighted average shares—diluted			239.5			247.5
Net income attributable to Huntsman Corporation per share:
Basic			$0.37			$0.12
Diluted			0.36			0.12
Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.53			$0.63
Diluted			0.53			0.63

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$156			$54
Net income attributable to noncontrolling interests			(13)			(20)
Acquisition and integration expenses and purchase accounting adjustments,	$13	$(3)	10	$21	$(5)	16
Loss from discontinued operations	3	(1)	2	2	2	4
Loss on disposition of businesses/assets	—	—	—	1	—	1
Loss on early extinguishment of debt	2	(1)	1	23	(8)	15
Certain legal settlements and related expenses	1	—	1	2	(1)	1
Amortization of pension and postretirement actuarial losses	33	(6)	27	37	(10)	27
Net plant incident remediation credits	(6)	1	(5)	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	43	(8)	35	209	(54)	155

Adjusted net income(2)			$214			$253

Weighted average shares—basic			236.2			244.0
Weighted average shares—diluted			238.3			247.3
Net income attributable to Huntsman Corporation per share:
Basic			$0.61			$0.14
Diluted			0.60			0.14
Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.91			$1.04
Diluted			0.90			1.02
Capital expenditures, net of reimbursements(5)			$(162)			$(286)
Net cash provided by operating activities			$443			$181
Capital expenditures			(189)			(296)
All other investing activities			15			63
Excluding merger and acquisition activities			—			(3)

Free cash flow(6)			$269			$(55)

Huntsman International

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$93			$39
Net income attributable to noncontrolling interests			(7)			(10)
Acquisition and integration expenses and purchase accounting adjustments,	$4	$—	4	$12	$(3)	9
Loss from discontinued operations	1	—	1	1	1	2
Loss on disposition of businesses/assets	—	—	—	1	—	1
Loss on early extinguishment of debt	2	(1)	1	20	(7)	13
Certain legal settlements and related expenses	—	—	—	1	(1)	—
Amortization of pension and postretirement actuarial losses	21	(3)	18	21	(5)	16
Net plant incident remediation credits	(7)	1	(6)	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	30	(5)	25	115	(28)	87

Adjusted net income(2)			$129			$157

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$155			$54
Net income attributable to noncontrolling interests			(13)			(20)
Acquisition and integration expenses and purchase accounting adjustments,	$13	$(3)	10	$21	$(5)	16
Loss from discontinued operations	3	(1)	2	2	2	4
Loss on disposition of businesses/assets	—	—	—	1	—	1
Loss on early extinguishment of debt	2	(1)	1	23	(8)	15
Certain legal settlements and related expenses	1	—	1	2	(1)	1
Amortization of pension and postretirement actuarial losses	37	(6)	31	41	(10)	31
Net plant incident remediation credits	(6)	1	(5)	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	43	(8)	35	209	(54)	155

Adjusted net income(2)			$217			$257

Other non-GAAP measures:
Capital expenditures, net of reimbursements(5)			$(162)			$(286)

NM—Not Meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) acquisition and integration expenses and purchase accounting adjustments;

  (b) EBITDA from discontinued operations; (c) loss on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident remediation credits; and (h) restructuring, impairment, plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

  We believe adjusted EBITDA is useful to investors in assessing the businesses' ongoing financial performance and provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses' operational profitability and that may obscure underlying business results and trends. However, this measure should not be considered in isolation or viewed as a substitute for net income of Huntsman Corporation or Huntsman International, as appropriate, or other measures of performance determined in accordance with U.S. GAAP. Moreover, adjusted EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation. Our management believes this measure is useful to compare general operating performance from period to period and to make certain related management decisions. Adjusted EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

  Nevertheless, our management recognizes that there are material limitations associated with the use of adjusted EBITDA in the evaluation of our Company as compared to net income of Huntsman Corporation or Huntsman International, as appropriate, which reflects overall financial performance. For example, we have borrowed money in order to finance our operations and interest expense is a necessary element of our costs and ability to generate revenue. Our management compensates for the limitations of using adjusted EBITDA by using this measure to supplement U.S. GAAP results to provide a more complete understanding of the factors and trends affecting the business rather than U.S. GAAP results alone.

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) loss from discontinued operations; (c) loss on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related (income) expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident remediation credits; and (h) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

(3)
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

(4)
Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment's production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations.

(5)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the six months ended June 30, 2016 and 2015, capital expenditures of $189 million and $296 million, respectively, were reimbursed in part by $27 million and $10 million, respectively.

(6)
Management internally uses a free cash flow measure: (a) to evaluate the Company's liquidity, (b) to evaluate strategic investments, (c) to plan stock buyback and dividend levels, and (d) to evaluate the Company's ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow as cash flows provided by operating activities and used in investing activities, excluding merger and acquisition activities. Free cash flow is typically derived directly from the Company's condensed consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

        For the three months ended June 30, 2016, net income attributable to Huntsman Corporation was $87 million on revenues of $2,544 million, compared with net income attributable to Huntsman Corporation of $29 million on revenues of $2,740 million for the same period of 2015. For the three months ended June 30, 2016 net income attributable to Huntsman International was $86 million on revenues of $2,544 million, compared with net income attributable to Huntsman International of $29 million on revenues of $2,740 million for the same period of 2015. The increase of $58 million in net income attributable to Huntsman Corporation and the increase of $57 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended June 30, 2016 decreased by $196 million, or 7%, as compared with the 2015 period. The decrease was primarily due to lower average selling prices in all our segments and lower sales volumes in our Performance Products and Advanced Materials segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2016 decreased by $92 million and $91 million, respectively, or 17% each, as compared with the 2015 period. The decrease resulted from lower gross margins in our Performance Products and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2016 decreased by $37 million and $35 million, respectively, or 13% and 12%, respectively, as compared with the 2015 period, primarily related to a decrease in acquisition expenses, the impact of translating foreign currency amounts to the U.S. dollar and a decrease in selling, general and administrative expenses as a result of cost savings from restructuring programs.

  •
  Restructuring, impairment and plant closing costs for the three months ended June 30, 2016 decreased to $29 million from $114 million in the 2015 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

  •
  Our interest expense and the interest expense of Huntsman International for the three months ended June 30, 2016 decreased $3 million each, or 6% and 5%, respectively, as compared with the 2015 period. The decrease in interest expense was primarily related to lower average debt balances.

  •
  Loss on early extinguishment of debt for three months ended June 30, 2016 decreased to $2 million from $20 million in the 2015 period. During the three months ended June 30, 2015, we recorded a loss on early extinguishment of debt of $20 million related to the redemption of our senior subordinated notes due 2021.

  •
  Our income tax expense for the three months ended June 30, 2016 decreased to $32 million from $34 million in the 2015 period. The income tax expense of Huntsman International for the three months ended June 30, 2016 decreased to $31 million from $34 million in the 2015 period. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 15. Income Taxes" to our condensed consolidated financial statements.

Segment Analysis

	Three months ended June 30,
			Percent Change Favorable (Unfavorable)
	2016	2015
Revenues
Polyurethanes	$976	$995	(2)%
Performance Products	566	675	(16)%
Advanced Materials	261	282	(7)%
Textile Effects	198	216	(8)%
Pigments and Additives	576	592	(3)%
Corporate and eliminations	(33)	(20)	NM

Total	$2,544	$2,740	(7)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$171	$159	8%
Performance Products	86	141	(39)%
Advanced Materials	58	58	—
Textile Effects	24	23	4%
Pigments and Additives	31	35	(11)%
Corporate and other	(45)	(31)	(45)%

Total	$325	$385	(16)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$171	$159	8%
Performance Products	86	141	(39)%
Advanced Materials	58	58	—
Textile Effects	24	23	4%
Pigments and Additives	31	35	(11)%
Corporate and other	(43)	(30)	(43)%

Total	$327	$386	(15)%

NM—Not meaningful

(1)
For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see "Note 17. Operating Segment Information" to our condensed consolidated financial statements.

	Three months ended June 30, 2016 vs 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(19)%	—	(7)%	24%
Performance Products	(9)%	—	(3)%	(4)%
Advanced Materials	(1)%	(1)%	4%	(9)%
Textile Effects	(7)%	(2)%	—	1%
Pigments and Additives	(8)%	1%	1%	3%
Total Company	(12)%	—	(5)%	10%

	Three months ended June 30, 2016 vs March 31, 2016
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	—	1%	(6)%	22%
Performance Products	1%	1%	4%	—
Advanced Materials	—	2%	2%	(6)%
Textile Effects	(5)%	1%	4%	7%
Pigments and Additives	2%	1%	—	4%
Total Company	—	1%	(3)%	10%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2016 compared to the same period of 2015 was primarily due to lower average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased in response to lower raw material costs. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MDI sales volumes increased due to higher demand in the Americas and European regions. PO/MTBE sales volumes increased due to the impact of the prior year planned maintenance outage. The increase in segment adjusted EBITDA was primarily due to the impact of the prior year planned PO/MTBE maintenance outage of approximately $30 million and higher MDI margins and sales volumes, partially offset by lower MTBE margins.

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended June 30, 2016 compared to the same period of 2015 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and competitive market conditions. Sales volumes decreased primarily due to softer demand in China and oilfield applications as well as competitive market conditions. The decrease in segment adjusted EBITDA was primarily due to lower margins in our amines, maleic anhydride and upstream intermediates businesses.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2016 compared to the same period of 2015 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to soft demand for low value business in our coatings and construction market, partially offset by growth in our aerospace market across all regions. Average selling prices decreased in our Asia Pacific region primarily as a result of competitive pressure in our electrical and wind markets, partially offset by higher average selling prices in our European and Americas regions. Segment adjusted EBITDA was unchanged as higher margins from lower raw material costs were offset by lower sales volumes.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended June 30, 2016 compared to the same period of 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to lower raw material costs. Sales volumes increased in key target countries, such as Bangladesh and India. The increase in segment adjusted EBITDA was primarily due to higher margins from lower raw material costs.

Pigments and Additives

        The decrease in revenues in our Pigments and Additives segment for the three months ended June 30, 2016 compared to the same period in 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily as a result of competitive pressure; however, they increased compared to the prior quarter. Sales volumes increased primarily due to increased end use demand. The decrease in segment adjusted EBITDA was primarily due to lower margins for titanium dioxide.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2016, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $14 million to a loss of $45 million from a loss of $31 million for the same period in 2015. For the three months ended June 30, 2016, adjusted EBITDA from Corporate and other for Huntsman International decreased by $13 million to a loss of $43 million from a loss of $30 million for the same period in 2015. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a decrease in LIFO inventory valuation income and a decrease in income from benzene sales.

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The adjusted EBITDA of these former businesses are included in discontinued operations for all periods presented. The loss from discontinued operations represents the operating results, legal costs, restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

        For the six months ended June 30, 2016, net income attributable to Huntsman Corporation was $143 million on revenues of $4,899 million, compared with net income attributable to Huntsman Corporation of $34 million on revenues of $5,329 million for the same period of 2015. For the six months ended June 30, 2016 net income attributable to Huntsman International was $142 million on revenues of $4,899 million, compared with net income attributable to Huntsman International of $34 million on revenues of $5,329 million for the same period of 2015. The increase of $109 million in net income attributable to Huntsman Corporation and the increase of $108 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the six months ended June 30, 2016 decreased by $430 million, or 8%, as compared with the 2015 period. The decrease was primarily due to lower average selling prices in all our segments and lower sales volumes in our Advanced Materials segment. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2016 decreased by $126 million each, or 13% each, as compared with the 2015 period.

    The decrease resulted from lower gross margins in our Performance Products and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2016 decreased by $52 million and $51 million, respectively, or 9% each, as compared with the 2015 period, primarily related to a decrease in acquisition expenses, the impact of translating foreign currency amounts to the U.S. dollar and a decrease in selling, general and administrative expenses as a result of cost savings from restructuring programs.

  •
  Restructuring, impairment and plant closing costs for the six months ended June 30, 2016 decreased to $42 million from $207 million in the 2015 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

  •
  Our interest expense and the interest expense of Huntsman International for the six months ended June 30, 2016 decreased by $9 million and $8 million, respectively, or 8% and 7%, respectively, as compared with the 2015 period. The decrease in interest expense was primarily related to lower average debt balances.

  •
  Loss on early extinguishment of debt for six months ended June 30, 2016 decreased to $2 million from $23 million in the 2015 period. During the six months ended June 30, 2015, we recorded a loss on early extinguishment of debt of $23 million primarily related to the redemption of our senior subordinated notes due 2021.

  •
  Our income tax expense for the six months ended June 30, 2016 increased to $59 million from $36 million in the 2015 period. The income tax expense of Huntsman International for the six months ended June 30, 2016 increased to $58 million from $37 million in the 2015 period. The increases in income tax expense were due primarily to increased pre-tax income. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 15. Income Taxes" to our condensed consolidated financial statements.

Segment Analysis

	Six months ended June 30,
			Percent Change Favorable (Unfavorable)
	2016	2015
Revenues
Polyurethanes	$1,812	$1,885	(4)%
Performance Products	1,102	1,331	(17)%
Advanced Materials	527	572	(8)%
Textile Effects	383	422	(9)%
Pigments and Additives	1,116	1,164	(4)%
Corporate and eliminations	(41)	(45)	NM

Total	$4,899	$5,329	(8)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$302	$264	14%
Performance Products	178	262	(32)%
Advanced Materials	118	116	2%
Textile Effects	42	40	5%
Pigments and Additives	46	56	(18)%
Corporate and other	(87)	(68)	(28)%

Total	$599	$670	(11)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$302	$264	14%
Performance Products	178	262	(32)%
Advanced Materials	118	116	2%
Textile Effects	42	40	5%
Pigments and Additives	46	56	(18)%
Corporate and other	(85)	(65)	(31)%

Total	$601	$673	(11)%

NM—Not meaningful

(1)
For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see "Note 17. Operating Segment Information" to our condensed consolidated financial statements.

	Six months ended June 30, 2016 vs 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(19)%	(1)%	(3)%	19%
Performance Products	(11)%	(1)%	(6)%	1%
Advanced Materials	(2)%	(3)%	3%	(6)%
Textile Effects	(4)%	(4)%	(1)%	—
Pigments and Additives	(9)%	(1)%	1%	5%
Total Company	(13)%	(1)%	(3)%	9%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2016 compared to the same period of 2015 was primarily due to lower average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased in response to lower raw material costs. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MDI sales volumes increased due to higher demand in the Americas and European regions. PO/MTBE sales volumes increased due to the impact of the prior year planned maintenance outage. The increase in segment adjusted EBITDA was primarily due to the impact of the prior year planned PO/MTBE maintenance outage of approximately $90 million and higher MDI margins and sales volumes, partially offset by lower MTBE margins.

Performance Products

        The decrease in revenues in our Performance Products segment for the six months ended June 30, 2016 compared to the same period of 2015 was primarily due to lower average selling prices. Average selling prices decreased primarily in response to lower raw material costs and competitive market conditions. Sales volumes remained relatively flat. The decrease in segment adjusted EBITDA was primarily due to lower margins in our amines, maleic anhydride and upstream intermediates businesses.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2016 compared to the same period of 2015 was due to lower sales volumes and lower average selling prices. Sales volumes decreased in the Americas region, primarily due to competitive pressure and soft demand. Average selling prices decreased in our European and Asia Pacific regions primarily due to price concessions in our Asian electrical and wind markets, unfavorable product mix and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies, partially offset by higher average selling prices in our Americas region due to sales in higher value markets. The increase in segment adjusted EBITDA was primarily due to higher margins from lower raw material costs.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the six months ended June 30, 2016 compared to the same period of 2015 was due to lower average selling prices. Average selling prices decreased primarily due to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. Sales volumes remained relatively flat. The increase in segment adjusted EBITDA was primarily due to higher margins from lower raw material costs and lower selling, general and administrative expenses.

Pigments and Additives

        The decrease in revenues in our Pigments and Additives segment for six months ended June 30, 2016 compared to the same period of 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily as a result of competitive pressure and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro. Sales volumes increased primarily due to increased end use demand. The decrease in segment adjusted EBITDA was primarily due to lower margins for titanium dioxide.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt,

unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2016, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $19 million to a loss of $87 million from a loss of $68 million for the same period in 2015. For the six months ended June 30, 2016, adjusted EBITDA from Corporate and other for Huntsman International decreased by $20 million to a loss of $85 million from a loss of $65 million for the same period in 2015. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a decrease in LIFO inventory valuation income and a decrease in income from benzene sales.

Discontinued Operations

        The operating results of our former polymers, base chemicals and Australian styrenics businesses are classified as discontinued operations, and, accordingly, the revenues of these businesses are excluded from revenues for all periods presented. The adjusted EBITDA of these former businesses are included in discontinued operations for all periods presented. The loss from discontinued operations represents the operating results, legal costs, restructuring, impairment and plant closing costs and gain (loss) on disposal with respect to our former businesses.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash

        Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $443 million and $181 million, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2016 compared with the same period in 2015 was primarily attributable to increased operating income as described in "—Results of Operations" above as well as a $136 million favorable variance in operating assets and liabilities for the six months ended June 30, 2016 as compared with the same period of 2015.

        Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $174 million and $233 million, respectively. During the six months ended June 30, 2016 and 2015, we paid $189 million and $296 million, respectively, for capital expenditures. During the six months ended June 30, 2016 and 2015, we made investments in Louisiana Pigment Company, L.P. of $14 million and $20 million, respectively, and in our BASF Huntsman Shanghai Isocyanate Investment B.V. joint venture of nil and $12 million, respectively, and received dividends from Louisiana Pigment Company, L.P. of $19 million and $25 million, respectively. During the six months ended June 30, 2015, we received $66 million from the termination of cross-currency interest rate contracts.

        Net cash used in financing activities for the six months ended June 30, 2016 and 2015 was $153 million and $202 million, respectively. The decrease in net cash used in financing activities was primarily due to a decrease in repayments of long-term debt, net of proceeds from the issuance of long-term debt during the 2016 period as compared to the 2015 period. On April 1, 2016, we entered into the 2016 Term Loan B in an aggregate principal amount of $550 million. Additionally, on April 1, 2016, we used the net proceeds of the 2016 Term Loan B to repay in full our extended term loan B due 2017, extended term loan B—series 2 due 2017 and our Term Loan C. On March 31, 2015, we issued €300 million (approximately $326 million) aggregate principal amount of 2025 Senior Notes. On April 17, 2015, we used the net proceeds of this offering to redeem $289 million ($294 million carrying value) of our senior subordinated notes due 2021.

        Free cash flow for the six months ended June 30, 2016 and 2015 were cash proceeds of $269 million and use of cash of $55 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities, excluding merger and acquisition activities. We believe we will generate more than $350 million of free cash flow in 2016.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	June 30, 2016	December 31, 2015	Increase (Decrease)	Percent Change
Cash and cash equivalents	$373	$257	$116	45%
Restricted cash	10	12	(2)	(17)%
Accounts and notes receivable, net	1,546	1,449	97	7%
Inventories	1,522	1,692	(170)	(10)%
Prepaid expenses	55	112	(57)	(51)%
Other current assets	285	312	(27)	(9)%

Total current assets	3,791	3,834	(43)	(1)%

Accounts payable	991	1,061	(70)	(7)%
Accrued liabilities	602	686	(84)	(12)%
Current portion of debt	96	170	(74)	(44)%

Total current liabilities	1,689	1,917	(228)	(12)%

Working capital	$2,102	$1,917	$185	10%

        Our working capital increased by $185 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $116 million resulted from the matters identified on our condensed consolidated statements of cash flows.

  •
  Accounts and notes receivable increased by $97 million mainly due to higher revenues in the three months ended June 30, 2016 compared to the three months ended December 31, 2015.

  •
  Inventories decreased by $170 million primarily due to lower inventory volumes and lower inventory costs.

  •
  Prepaid expenses decreased by $57 million mainly due to the distribution of employee termination and other restructuring costs that were prefunded during the fourth quarter of 2015.

  •
  Other current assets decreased by $27 million mainly due to lower bank accepted drafts with maturities greater than 90 days from receipt.

  •
  Accounts payable decreased by $70 million primarily due to lower purchases consistent with the lower inventory balances noted above.

  •
  Accrued liabilities decreased by $84 million primarily due to the distribution of prefunded restructuring costs.

  •
  Current portion of debt decreased by $74 million primarily due to the repayment of our Term Loan C during the second quarter of 2016. On April 1, 2016, this debt was refinanced with the 2016 Term Loan B. See "Note 6. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2016, we had $1,213 million of combined cash and unused borrowing capacity, consisting of $383 million in cash and restricted cash, $634 million in availability under our Revolving Facility, and $196 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash from our accounts receivable and inventory, net of accounts payable, increased by approximately $31 million for the six months ended June 30, 2016, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

  •
  During 2016, we expect to spend approximately $450 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades; and periodic maintenance and repairs applicable to major units of manufacturing facilities. We expect to fund this spending with cash provided by operations.

  •
  During the six months ended June 30, 2016, we made contributions to our pension and postretirement benefit plans of $38 million. During 2016, we expect to contribute an additional amount of approximately $36 million to these plans.

  •
  We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2016, we had $103 million of accrued restructuring costs from continuing operations, of which $54 million is classified as current. For further discussion of these plans and the costs involved, see "Note 5. Restructuring, Impairment and Plant Closing costs" to our condensed consolidated financial statements.

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

  •
  On July 22, 2016, Huntsman International prepaid $100 million of the 2015 Extended Term Loan B. For more information, see "Note 6. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements.

  •
  On July 29, 2016, HIBV entered into an Exclusivity and Put Option Agreement with Innospec, with a Share and Asset Purchase Agreement in an agreed form attached thereto as an exhibit, which together set forth the terms of a commitment from Innospec to purchase HIBV's European surfactants manufacturing facilities and related assets for an enterprise value of $225 million. Pursuant to the terms of these agreements, HIBV would retain its accounts receivable and certain trade payables. The purchase price would also be subject to additional working capital and other adjustments. For more information, see "Note 1. General—Recent Developments—Sale of European Surfactants Manufacturing Facilities."

        As of June 30, 2016, we had $96 million classified as current portion of debt, including a short-term borrowing facility in China totaling $33 million, scheduled Senior Credit Facilities amortization payments totaling $25 million, debt at our variable interest entities of $19 million, and certain other short-term facilities and scheduled amortization payments totaling $19 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

        As of June 30, 2016, we had approximately $264 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        Since our acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc., our Pigments and Additives segment has been involved in a cost reduction program expected to reduce costs by approximately $140 million and improve its global competitiveness. In addition, we have announced a capacity reduction at our titanium dioxide manufacturing facility in Calais, France expected to generate approximately $35 million of annual savings. The cost savings from this cost reduction program were achieved during the first half of 2016.

        For further discussion of these and other restructuring plans and the costs involved, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

LEGAL PROCEEDINGS

        For a discussion of legal proceedings, see "Note 12. Commitments and Contingencies—Legal Matters" and "Note 13. Environmental, Health and Safety Matters—Environmental Matters" to our condensed consolidated financial statements.

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

        All derivatives, whether designated as hedging relationships or not, are recorded on our balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. To the extent applicable, we perform effectiveness assessments in order to use hedge accounting at each reporting period. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded as an unrealized currency translation adjustment in accumulated other comprehensive loss.

        Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2016, we had approximately $168 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

        Huntsman International has entered into two interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss) (dollars in millions):

June 30, 2016
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 current liability
50	January 2015	April 2017	2.5%	1 current liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 4. Variable Interest Entities" to our condensed consolidated financial statements. The notional amount of the swap as of June 30, 2016 was $22 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2016, the fair value of the swap was $2 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and six months ended June 30, 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of June 30, 2016, the fair value of this swap was $26 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

        In March 2010, we entered into three five year cross-currency interest rate contracts to swap an aggregate notional $350 million for an aggregate notional €255 million. This swap was designated as a hedge of net investment for financial reporting purposes. During the six months ended June 30, 2015, we terminated these cross-currency interest rate contracts and received $66 million in payments from the counterparties.

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

        Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive (loss) income on our condensed statements of comprehensive income (loss). From time to time, we review such designation of intercompany loans.

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2016, we have designated approximately €651 million (approximately $721 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and six months ended June 30, 2016, the amount of gain (loss) recognized on the hedge of our net investment was $14 million and $(7) million, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive income (loss).

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended June 30, 2016, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the risk factors noted in the Annual Report on Form 10-K, the following risk factors are applicable to the Company.

Economic conditions and regulatory changes following the United Kingdom's likely exit from the European Union could adversely impact our operations, operating results and financial condition.

        Following a referendum in June 2016 in which voters in the United Kingdom (the "U.K.") approved an exit from the European Union (the "EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as Brexit). The referendum triggered short-term financial volatility, including a decline in the value of the pound sterling in comparison to both the U.S. dollar and euro. The future effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU or other markets either during a transitional period or more permanently. Given the lack of comparable precedent and the uncertainty around when the U.K. government will initiate the process to leave the EU, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our Company.

        As noted in our most recent Annual Report on Form 10-K, we derive a significant portion of our revenues from sales outside the U.S., including 28% from Europe and 3% from the U.K. in 2015. The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. Brexit could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which EU laws to replace or replicate.

        While we are not experiencing any immediate adverse impact on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the EU.

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

        Many of our products and operations are subject to the chemical control laws of the countries in which they are located. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act ("TSCA") in the United States and the Registration, Evaluation and Authorization of Chemicals ("REACH") regulation in Europe. Analogous regimes exist in other parts of the world, including China, South Korea, and Taiwan. In addition, a number of countries where we operate, including the United Kingdom, have adopted rules to conform chemical labeling in accordance with the globally harmonized system. Many of these foreign regulatory regimes are in the process of a multi-year implementation period for these rules. Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, TSCA reform was enacted in June 2016, and the United States Environmental Protection Agency will begin issuing new chemical control regulations. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

        On May 31, 2016, the French Agency for Food, Environmental and Occupational Health and Safety ("ANSES") submitted a proposal to the European Chemicals Agency ("ECHA") that would classify titanium dioxide as presumed to have carcinogenic potential for humans by inhalation. Huntsman, together with other companies, relevant trade associations and the European Chemical Industry Council (Cefic), submitted comments opposing the classification, based on evidence from epidemiological studies and other scientific studies. If the ECHA were to recommend, and the European Commission were to subsequently adopt such a classification, it could require that many products manufactured with titanium dioxide be classified as containing a potential carcinogenic component, which could negatively impact public perception of our products and operations, the marketability of certain products, and subject us to new manufacturing regulations that could significantly increase costs.

        Furthermore, governmental, regulatory and societal demands for increasing levels of product safety and environmental protection could result in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, these concerns could influence public perceptions regarding our products and operations, the viability of certain products, our reputation, the cost to comply with regulations, and the ability to attract and retain employees. Moreover, changes in EHS regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability. For example, several of our products are under currently being evaluated under REACH regulations and their classification could negatively impact sales.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the six months ended June 30, 2016.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
April	—	$—	—	$50,000,000
May	—	—	—	50,000,000
June	1,720	15.80	—	50,000,000

Total	1,720	$15.80	—

(1)
On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the three months ended June 30, 2016. For more information, see "Note 10. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements.

ITEM 6.    EXHIBITS

10.1	Fifteenth Amendment to Credit Agreement, dated as of April 1, 2016, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 6, 2016)
10.2	Huntsman Corporation 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 11, 2016)
10.3	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to our registration statement on Form S-8 filed on May 31, 2016)
10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.2 to our registration statement on Form S-8 filed on May 31, 2016)
10.5	Form of Phantom Share Agreement (incorporated by reference to Exhibit 99.3 to our registration statement on Form S-8 filed on May 31, 2016)
10.6	Form of Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 99.4 to our registration statement on Form S-8 filed on May 31, 2016)
10.7	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 99.5 to our registration statement on Form S-8 filed on May 31, 2016)
10.8	Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 99.6 to our registration statement on Form S-8 filed on May 31, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2016	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Fifteenth Amendment to Credit Agreement, dated as of April 1, 2016, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 6, 2016)
10.2	Huntsman Corporation 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 11, 2016)
10.3	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to our registration statement on Form S-8 filed on May 31, 2016)
10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 99.2 to our registration statement on Form S-8 filed on May 31, 2016)
10.5	Form of Phantom Share Agreement (incorporated by reference to Exhibit 99.3 to our registration statement on Form S-8 filed on May 31, 2016)
10.6	Form of Stock Unit Agreement for Outside Directors (incorporated by reference to Exhibit 99.4 to our registration statement on Form S-8 filed on May 31, 2016)
10.7	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 99.5 to our registration statement on Form S-8 filed on May 31, 2016)
10.8	Form of Notice of Award of Common Stock (incorporated by reference to Exhibit 99.6 to our registration statement on Form S-8 filed on May 31, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase