Form 10-Q
period 2016-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2016-10-28
CIK 1307954, 1089748

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

         On October 19, 2016, 238,156,779 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC's units of membership interests. All of Huntsman International LLC's units of membership interests are held by Huntsman Corporation.

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
ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents(a)	$439	$257
Restricted cash(a)	11	12
Accounts and notes receivable (net of allowance for doubtful accounts of $29 and $26, respectively), ($473 and $438 pledged as collateral, respectively)(a)	1,456	1,420
Accounts receivable from affiliates	10	29
Inventories(a)	1,444	1,692
Prepaid expenses	75	112
Current assets held for sale	31	—
Other current assets(a)	317	312

Total current assets	3,783	3,834
Property, plant and equipment, net(a)	4,298	4,446
Investment in unconsolidated affiliates	337	347
Intangible assets, net(a)	97	86
Goodwill	123	116
Deferred income taxes	404	418
Noncurrent assets held for sale	90	—
Other noncurrent assets(a)	575	573

Total assets	$9,707	$9,820

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$999	$1,034
Accounts payable to affiliates	27	27
Accrued liabilities(a)	655	686
Current portion of debt(a)	88	170
Current liabilities held for sale	20	—

Total current liabilities	1,789	1,917
Long-term debt(a)	4,468	4,625
Notes payable to affiliates	1	1
Deferred income taxes	471	422
Noncurrent liabilities held for sale	10	—
Other noncurrent liabilities(a)	1,197	1,226

Total liabilities	7,936	8,191
Commitments and contingencies (Notes 12 and 13)
Equity
Huntsman Corporation stockholders' equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 250,764,002 and 249,483,541 shares issued and 236,316,932 and 237,080,026 shares outstanding, respectively	3	3
Additional paid-in capital	3,445	3,407
Treasury stock, 12,607,223 and 11,162,454 shares, respectively	(150)	(135)
Unearned stock-based compensation	(21)	(17)
Accumulated deficit	(423)	(528)
Accumulated other comprehensive loss	(1,266)	(1,288)

Total Huntsman Corporation stockholders' equity	1,588	1,442
Noncontrolling interests in subsidiaries	183	187

Total equity	1,771	1,629

Total liabilities and equity	$9,707	$9,820

(a)
At September 30, 2016 and December 31, 2015, respectively, $25 and $34 of cash and cash equivalents, $10 and $12 of restricted cash, $28 and $26 of accounts and notes receivable (net), $42 and $54 of inventories, $6 and $5 of other current assets, $291 and $307 of property, plant and equipment (net), $32 and $36 of intangible assets (net), $38 each of other noncurrent assets, $69 and $82 of accounts payable, $30 and $27 of accrued liabilities, $20 and $15 of current portion of debt, $114 and $137 of long-term debt, and $56 and $54 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Trade sales, services and fees, net	$2,334	$2,605	$7,167	$7,862
Related party sales	29	33	95	105

Total revenues	2,363	2,638	7,262	7,967
Cost of goods sold	1,965	2,165	5,991	6,495

Gross profit	398	473	1,271	1,472
Operating expenses:
Selling, general and administrative	221	232	678	727
Research and development	38	41	114	124
Other operating (income) expense, net	(24)	17	(40)	8
Restructuring, impairment and plant closing costs	45	14	87	221

Total expenses	280	304	839	1,080

Operating income	118	169	432	392
Interest expense	(52)	(49)	(152)	(158)
Equity in income of investment in unconsolidated affiliates	1	—	4	5
Loss on early extinguishment of debt	(1)	(8)	(3)	(31)
Other loss	(2)	—	—	(2)

Income from continuing operations before income taxes	64	112	281	206
Income tax benefit (expense)	1	(49)	(58)	(85)

Income from continuing operations	65	63	223	121
Loss from discontinued operations	(1)	—	(3)	(4)

Net income	64	63	220	117
Net income attributable to noncontrolling interests	(9)	(8)	(22)	(28)

Net income attributable to Huntsman Corporation	$55	$55	$198	$89

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.23	$0.23	$0.85	$0.38
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.01)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.23	$0.23	$0.84	$0.36

Weighted average shares	236.3	244.2	236.2	244.1

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.23	$0.22	$0.84	$0.38
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.01)	(0.02)

Net income attributable to Huntsman Corporation common stockholders	$0.23	$0.22	$0.83	$0.36

Weighted average shares	240.1	246.6	239.1	247.0

Income from continuing operations	$56	$55	$201	$93
Loss from discontinued operations, net of tax	(1)	—	(3)	(4)

Net income	$55	$55	$198	$89

Dividends per share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$64	$63	$220	$117
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	15	(96)	(11)	(238)
Pension and other postretirement benefits adjustments	11	14	35	36
Other, net	4	(6)	(2)	3

Other comprehensive income (loss), net of tax	30	(88)	22	(199)

Comprehensive income (loss)	94	(25)	242	(82)
Comprehensive income attributable to noncontrolling interests	(9)	(6)	(22)	(21)

Comprehensive income (loss) attributable to Huntsman Corporation	$85	$(31)	$220	$(103)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
	Shares
							Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid-in capital	Treasury stock	Unearned stock-based compensation	Accumulated deficit		Noncontrolling interests in subsidiaries	Total equity
Balance, January 1, 2016	237,080,026	$3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$187	$1,629
Net income	—	—	—	—	—	198	—	22	220
Other comprehensive income	—	—	—	—	—	—	22	—	22
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	895,660	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	7	—	13	—	—	—	20
Repurchase and cancellation of stock awards	(249,155)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	35,170	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—	—
Excess tax shortfall related to stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	(90)	—	—	(90)

Balance, September 30, 2016	236,316,932	$3	$3,445	$(150)	$(21)	$(423)	$(1,266)	$183	$1,771

Balance, January 1, 2015	243,416,979	$3	$3,385	$(50)	$(14)	$(493)	$(1,053)	$173	$1,951
Net income	—	—	—	—	—	89	—	28	117
Other comprehensive loss	—	—	—	—	—	—	(192)	(7)	(199)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	1,037,743	—	6	—	—	—	—	—	6
Recognition of stock-based compensation	—	—	7	—	12	—	—	—	19
Repurchase and cancellation of stock awards	(304,340)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	48,572	—	1	—	—	—	—	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Excess tax benefit related to stock-based compensation	—	—	1	—	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(92)	—	—	(92)

Balance, September 30, 2015	244,198,954	$3	$3,419	$(50)	$(21)	$(503)	$(1,245)	$188	$1,791

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net income	$220	$117
Adjustments to reconcile net income to net cash provided by operating activities: Equity in income of investment in unconsolidated affiliates	(4)	(5)
Depreciation and amortization	322	297
Gain on disposal of businesses/assets, net	(22)	—
Loss on early extinguishment of debt	3	31
Noncash interest expense	11	9
Noncash restructuring and impairment charges	11	87
Deferred income taxes	65	(51)
Noncash (gain) loss on foreign currency transactions	(3)	12
Stock-based compensation	25	21
Portion of insurance proceeds representing cash provided by investing activities	(8)	—
Other, net	2	2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(6)	(53)
Inventories	246	46
Prepaid expenses	(7)	(13)
Other current assets	(12)	50
Other noncurrent assets	(20)	(92)
Accounts payable	(16)	(111)
Accrued liabilities	39	74
Other noncurrent liabilities	2	(34)

Net cash provided by operating activities	848	387

Investing Activities:
Capital expenditures	(290)	(454)
Insurance proceeds for recovery of property damage	8	—
Cash received from unconsolidated affiliates	25	33
Investment in unconsolidated affiliates	(23)	(38)
Acquisition of business, net of cash acquired	—	(14)
Cash received from purchase price adjustment for business acquired	—	18
Proceeds from sale of businesses/assets	9	1
Cash received from termination of cross-currency interest rate contracts	—	66
Change in restricted cash	1	5

Net cash used in investing activities	(270)	(383)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months ended September 30,
	2016	2015
Financing Activities:
Net repayments on overdraft facilities	$(1)	$(3)
Repayments of short-term debt	(41)	(17)
Borrowings on short-term debt	8	11
Repayments of long-term debt	(795)	(594)
Proceeds from issuance of long-term debt	552	326
Repayments of notes payable	(25)	(24)
Borrowings on notes payable	31	33
Debt issuance costs paid	(8)	(8)
Call premiums related to early extinguishment of debt	—	(34)
Contingent consideration paid for acquisition	—	(4)
Dividends paid to noncontrolling interests	(26)	(6)
Dividends paid to common stockholders	(90)	(92)
Repurchase and cancellation of stock awards	(3)	(7)
Proceeds from issuance of common stock	—	1
Excess tax benefit related to stock-based compensation	—	1
Other, net	1	(1)

Net cash used in financing activities	(397)	(418)

Effect of exchange rate changes on cash	1	(13)

Increase (decrease) in cash and cash equivalents	182	(427)
Cash and cash equivalents at beginning of period	257	860

Cash and cash equivalents at end of period	$439	$433

Supplemental cash flow information:
Cash paid for interest	$139	$158
Cash paid for income taxes	29	81

        As of September 30, 2016 and 2015, the amount of capital expenditures in accounts payable was $59 million and $49 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents(a)	$439	$257
Restricted cash(a)	11	12
Accounts and notes receivable (net of allowance for doubtful accounts of $29 and $26, respectively), ($473 and $438 pledged as collateral, respectively)(a)	1,456	1,420
Accounts receivable from affiliates	325	340
Inventories(a)	1,444	1,692
Prepaid expenses	74	111
Current assets held for sale	31	—
Other current assets(a)	313	306

Total current assets	4,093	4,138
Property, plant and equipment, net(a)	4,271	4,410
Investment in unconsolidated affiliates	337	347
Intangible assets, net(a)	97	86
Goodwill	123	116
Deferred income taxes	404	418
Noncurrent assets held for sale	90	—
Other noncurrent assets(a)	575	573

Total assets	$9,990	$10,088

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$999	$1,034
Accounts payable to affiliates	59	52
Accrued liabilities(a)	652	683
Notes payable to affiliates	100	100
Current portion of debt(a)	88	170
Current liabilities held for sale	20	—

Total current liabilities	1,918	2,039
Long-term debt(a)	4,468	4,625
Notes payable to affiliates	697	698
Deferred income taxes	468	418
Noncurrent liabilities held for sale	10	—
Other noncurrent liabilities(a)	1,195	1,224

Total liabilities	8,756	9,004
Commitments and contingencies (Notes 12 and 13)
Equity
Huntsman International LLC members' equity:
Members' equity, 2,728 units issued and outstanding	3,217	3,196
Accumulated deficit	(877)	(983)
Accumulated other comprehensive loss	(1,289)	(1,316)

Total Huntsman International LLC members' equity	1,051	897
Noncontrolling interests in subsidiaries	183	187

Total equity	1,234	1,084

Total liabilities and equity	$9,990	$10,088

(a)
At September 30, 2016 and December 31, 2015, respectively, $25 and $34 of cash and cash equivalents, $10 and $12 of restricted cash, $28 and $26 of accounts and notes receivable (net), $42 and $54 of inventories, $6 and $5 of other current assets, $291 and $307 of property, plant and equipment (net), $32 and $36 of intangible assets (net), $38 each of other noncurrent assets, $69 and $82 of accounts payable, $30 and $27 of accrued liabilities, $20 and $15 of current portion of debt, $114 and $137 of long-term debt, and $56 and $54 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See "Note 4. Variable Interest Entities."

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Trade sales, services and fees, net	$2,334	$2,605	$7,167	$7,862
Related party sales	29	33	95	105

Total revenues	2,363	2,638	7,262	7,967
Cost of goods sold	1,964	2,164	5,988	6,492

Gross profit	399	474	1,274	1,475
Operating expenses:
Selling, general and administrative	220	231	675	723
Research and development	38	41	114	124
Other operating (income) expense, net	(24)	17	(40)	8
Restructuring, impairment and plant closing costs	45	14	87	221

Total expenses	279	303	836	1,076

Operating income	120	171	438	399
Interest expense	(55)	(51)	(161)	(165)
Equity in income of investment in unconsolidated affiliates	1	—	4	5
Loss on early extinguishment of debt	(1)	(8)	(3)	(31)
Other (loss) income	(1)	—	1	(1)

Income from continuing operations before income taxes	64	112	279	207
Income tax expense	—	(48)	(58)	(85)

Income from continuing operations	64	64	221	122
Loss from discontinued operations, net of tax	(1)	—	(3)	(4)

Net income	63	64	218	118
Net income attributable to noncontrolling interests	(9)	(8)	(22)	(28)

Net income attributable to Huntsman International LLC	$54	$56	$196	$90

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$63	$64	$218	$118
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	15	(95)	(11)	(238)
Pension and other postretirement benefits adjustments	14	15	40	41
Other, net	3	(6)	(2)	3

Other comprehensive income (loss), net of tax	32	(86)	27	(194)

Comprehensive income (loss)	95	(22)	245	(76)
Comprehensive income attributable to noncontrolling interests	(9)	(6)	(22)	(21)

Comprehensive income (loss) attributable to Huntsman International LLC	$86	$(28)	$223	$(97)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members' equity
				Accumulated other comprehensive loss
			Accumulated deficit		Noncontrolling interests in subsidiaries
	Units	Amount				Total equity
Balance, January 1, 2016	2,728	$3,196	$(983)	$(1,316)	$187	$1,084
Net income	—	—	196	—	22	218
Dividends paid to parent	—	—	(90)	—	—	(90)
Other comprehensive income	—	—	—	27	—	27
Contribution from parent	—	24	—	—	—	24
Dividends paid to noncontrolling interests	—	—	—	—	(26)	(26)
Excess tax shortfall related to stock-based compensation	—	(3)	—	—	—	(3)

Balance, September 30, 2016	2,728	$3,217	$(877)	$(1,289)	$183	$1,234

Balance, January 1, 2015	2,728	$3,166	$(956)	$(1,087)	$173	$1,296
Net income	—	—	90	—	28	118
Dividends paid to parent	—	—	(92)	—	—	(92)
Other comprehensive loss	—	—	—	(187)	(7)	(194)
Contribution from parent	—	20	—	—	—	20
Dividends paid to noncontrolling interests	—	—	—	—	(6)	(6)
Excess tax benefit related to stock-based compensation	—	1	—	—	—	1

Balance, September 30, 2015	2,728	$3,187	$(958)	$(1,274)	$188	$1,143

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net income	$218	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(4)	(5)
Depreciation and amortization	312	287
Gain on disposal of businesses/assets, net	(22)	—
Loss on early extinguishment of debt	3	31
Noncash interest expense	19	15
Noncash restructuring and impairment charges	11	87
Deferred income taxes	65	(51)
Noncash (gain) loss on foreign currency transactions	(3)	12
Noncash compensation	24	20
Portion of insurance proceeds representing cash provided by investing activities	(8)	—
Other, net	5	3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(6)	(53)
Inventories	246	46
Prepaid expenses	(6)	(13)
Other current assets	(13)	43
Other noncurrent assets	(20)	(92)
Accounts payable	(25)	(118)
Accrued liabilities	39	80
Other noncurrent liabilities	8	(27)

Net cash provided by operating activities	843	383

Investing Activities:
Capital expenditures	(290)	(454)
Insurance proceeds for recovery of property damage	8	—
Cash received from unconsolidated affiliates	25	33
Investment in unconsolidated affiliates	(23)	(38)
Acquisition of business, net of cash acquired	—	(14)
Cash received from purchase price adjustment for business acquired	—	18
Proceeds from sale of businesses/assets	9	1
Decrease (increase) in receivable from affiliate	3	(1)
Cash received from termination of cross-currency interest rate contracts	—	66
Change in restricted cash	1	5

Net cash used in investing activities	(267)	(384)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months ended September 30,
	2016	2015
Financing Activities:
Net repayments on overdraft facilities	$(1)	$(3)
Repayments of short-term debt	(41)	(17)
Borrowings on short-term debt	8	11
Repayments of long-term debt	(795)	(594)
Proceeds from issuance of long-term debt	552	326
Repayments of notes payable to affiliate	(1)	(50)
Proceeds from issuance of notes payable from affiliate	—	195
Repayments of notes payable	(25)	(24)
Borrowings on notes payable	31	33
Debt issuance costs paid	(8)	(8)
Call premiums related to early extinguishment of debt	—	(34)
Contingent consideration paid for acquisition	—	(4)
Dividends paid to noncontrolling interests	(26)	(6)
Dividends paid to parent	(90)	(92)
Excess tax benefit related to stock-based compensation	—	1
Other	1	—

Net cash used in financing activities	(395)	(266)

Effect of exchange rate changes on cash	1	(13)

Increase (decrease) in cash and cash equivalents	182	(280)
Cash and cash equivalents at beginning of period	257	710

Cash and cash equivalents at end of period	$439	$430

Supplemental cash flow information:
Cash paid for interest	$139	$158
Cash paid for income taxes	29	81

        As of September 30, 2016 and 2015, the amount of capital expenditures in accounts payable was $59 million and $49 million, respectively. During each of the nine months ended September 30, 2016 and 2015, Huntsman Corporation contributed $24 million and $20 million, respectively, related to stock-based compensation.

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

DESCRIPTION OF BUSINESS

        We are a global manufacturer of differentiated organic chemical products and of inorganic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments.

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

RECENT DEVELOPMENTS

Separation of our Pigments and Additives and Textile Effects Businesses

        In connection with our previously announced plans to separate our Pigments and Additives and Textile Effects businesses through a U.S. tax-free spin-off to our stockholders, on October 28, 2016, Huntsman Spin Corporation ("SpinCo") filed an initial registration statement on Form 10 with the U.S. Securities and Exchange Commission ("SEC"). Subject to market conditions, we expect the spin-off to be completed in the first half of 2017.

Sale of European Surfactants Manufacturing Facilities

        On August 3, 2016, we announced that Innospec Inc. ("Innospec") had committed to purchase our European surfactants business for an enterprise value of $225 million pursuant to the terms of an Exclusivity and Put Option Agreement under which we could, by notice to Innospec, exercise an option to enter into an agreed form Share and Asset Purchase Agreement (the "SAPA") with Innospec. We have provided that notice and, as of October 25, 2016, we and Innospec have each signed the SAPA and an amendment thereto. Under the terms of the transaction, Innospec will acquire our manufacturing facilities located in Saint-Mihiel, France; Castiglione delle Stiviere, Italy; and Barcelona, Spain. The $225 million enterprise value includes our related trade receivables and payables, which we will retain. The purchase price will be subject to additional working capital and other adjustments. Closing is expected to occur by the end of the fourth quarter of 2016 and is subject to customary

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. GENERAL (Continued)

conditions. We expect to use the net proceeds from the sale to repay debt. The assets and liabilities of this business are included in our Performance Products segment and are classified as held for sale on the accompanying balance sheets.

        Upon consummating the planned transaction, we will enter into supply and long-term tolling arrangements with Innospec in order to continue marketing certain core products strategic to our global agrochemicals, lubes and certain other businesses.

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

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

3. INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30, 2016	December 31, 2015
Raw materials and supplies	$344	$389
Work in progress	104	125
Finished goods	1,044	1,221

Total	1,492	1,735
LIFO reserves	(48)	(43)

Net inventories	$1,444	$1,692

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES (Continued)

        For both September 30, 2016 and December 31, 2015, approximately 9% of inventories were recorded using the LIFO cost method. As of September 30, 2016, there was $18 million of inventories included in current assets held for sale on our condensed consolidated balance sheets.

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

        Creditors of these entities have no recourse to our general credit. See "Note 6. Debt—Direct and Subsidiary Debt." As the primary beneficiary of these variable interest entities at September 30, 2016, the joint ventures' assets, liabilities and results of operations are included in our condensed consolidated financial statements.

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

of September 30, 2016 and our consolidated balance sheets as of December 31, 2015 (dollars in millions):

	September 30, 2016	December 31, 2015
Current assets	$100	$121
Property, plant and equipment, net	291	307
Other noncurrent assets	101	95
Deferred income taxes	35	35
Intangible assets	32	36
Goodwill	13	13

Total assets	$572	$607

Current liabilities	$155	$159
Long-term debt	116	140
Deferred income taxes	11	11
Other noncurrent liabilities	56	54

Total liabilities	$338	$364

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

        As of September 30, 2016 and December 31, 2015, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions(1)	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total(2)
Accrued liabilities as of January 1, 2016	$109	$16	$38	$5	$168
2016 charges for 2015 and prior initiatives	6	28	8	30	72
2016 charges for 2016 initiatives	6	—	—	3	9
Reversal of reserves no longer required	(1)	—	—	—	(1)
Distribution of prefunded restructuring costs	(40)	(5)	—	(1)	(46)
2016 payments for 2015 and prior initiatives	(37)	(13)	(3)	(29)	(82)
2016 payments for 2016 initiatives	(1)	—	—	(2)	(3)
Foreign currency effect on liability balance	1	1	1	(1)	2

Accrued liabilities as of September 30, 2016	$43	$27	$44	$5	$119

(1)
The workforce reduction reserves relate to the termination of 489 positions, of which 436 positions had not been terminated as of September 30, 2016.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

(2)
Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
2014 and prior initiatives	$102	$143
2015 initiatives	11	25
2016 initiatives	6	—

Total	$119	$168

        Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Pigments	Discontinued Operations	Corporate and other	Total
Accrued liabilities as of January 1, 2016	$5	$9	$4	$55	$90	$1	$4	$168
2016 charges for 2015 and prior initiatives	—	16	—	37	16	—	3	72
2016 charges for 2016 initiatives	3	—	—	1	5	—	—	9
Reversal of reserves no longer required	—	—	—	(1)	—	—	—	(1)
Distribution of prefunded restructuring costs	—	(5)	—	(5)	(36)	—	—	(46)
2016 payments for 2015 and prior initiatives	(2)	(18)	—	(15)	(43)	—	(4)	(82)
2016 payments for 2016 initiatives	(2)	—	—	(1)	—	—	—	(3)
Foreign currency effect on liability balance	—	—	—	1	1	—	—	2

Accrued liabilities as of September 30, 2016	$4	$2	$4	$72	$33	$1	$3	$119

Current portion of restructuring reserves	$3	$2	$2	$32	$26	$1	$3	$69
Long-term portion of restructuring reserves	1	—	2	40	7	—	—	50

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        Details with respect to cash and noncash restructuring charges for the three and nine months ended September 30, 2016 and 2015 by initiative are provided below (dollars in millions):

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Cash charges:
2016 charges for 2015 and prior initiatives	$44	$72
2016 charges for 2016 initiatives	3	9
Reversal of reserves no longer required	—	(1)
Gain on sale of land	(3)	(3)
Accelerated depreciation	1	8
Non-cash charges	—	2

Total 2016 Restructuring, Impairment and Plant Closing Costs	$45	$87

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Cash charges:
2015 charges for 2014 and prior initiatives	$11	$87
2015 charges for 2015 initiatives	1	45
Pension related charges	—	3
Reversal of reserves no longer required	—	(1)
Accelerated depreciation	2	77
Non-cash charges	—	10

Total 2015 Restructuring, Impairment and Plant Closing Costs	$14	$221

2016 RESTRUCTURING ACTIVITIES

        In December 2015, our Performance Products segment announced plans for a reorganization of its commercial and technical functions and a refocused divisional business strategy to better position the segment for growth in coming years. In addition, a program was launched to capture growth opportunities, improve manufacturing cost efficiency and reduce inventories. In connection with this restructuring program, we recorded restructuring expense of $16 million in the nine months ended September 30, 2016.

        In September 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan and in connection with revised estimates of site closure costs, during the nine months ended September 30, 2016, our Textile Effects segment

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

recorded charges of $8 million for non-cancelable long-term contract termination costs and $28 million for decommissioning associated with this initiative.

        In December 2014, we announced a comprehensive restructuring program to improve the global competitiveness of our Pigments and Additives segment. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $4 million in the nine months ended September 30, 2016.

        In March 2015, we announced plans to restructure our color pigments business, another step in our comprehensive restructuring program in our Pigments and Additives segment, and recorded restructuring expense of approximately $12 million in the nine months ended September 30, 2016.

        In July 2016, we announced plans to close our Pigments and Additives segment's South African titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of approximately $5 million in the nine months ended September 30, 2016. Additionally, we recorded an impairment charge of $1 million during the second quarter of 2016. The majority of the long-lived assets associated with this manufacturing facility were impaired in the fourth quarter of 2015.

        In connection with planned restructuring activities, our Pigments and Additives segment recorded accelerated depreciation as restructuring expense of $8 million during the nine months ended September 30, 2016.

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

        In September 2011, we announced plans to implement a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland, as part of an ongoing strategic program aimed at improving the Textile Effects segment's long-term global competitiveness. In connection with this plan, during the nine months ended September 30, 2015, our Textile Effects segment recorded charges of $6 million for non-cancelable long-term contract termination costs, $4 million for decommissioning and $2 million in other restructuring costs associated with this initiative. In addition, we recorded charges of $5 million associated with other initiatives.

        In December 2014, we announced that we were taking significant action to improve the global competitiveness of our Pigments and Additives segment. As part of a comprehensive restructuring program, we plan to reduce our workforce by approximately 900 positions. In connection with this restructuring program, during the nine months ended September 30, 2015, our Pigments and Additives segment recorded charges of $51 million for workforce reductions, $3 million for pension related charges and $12 million in other restructuring costs associated with this initiative.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (Continued)

        In February 2015, we announced a plan to close the 'black end' manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this announcement, we began to accelerate depreciation on the affected assets and recorded accelerated depreciation in the nine months ended September 30, 2015 of $73 million as restructuring, impairment and plant closing costs. In addition, during the nine months ended September 30, 2015, we recorded charges of $21 million for workforce reductions and non-cash charges of $10 million.

        In March 2015, we announced plans to restructure our color pigments business, another step in our previously announced plan to significantly restructure our global Pigments and Additives segment, and recorded restructuring expense of approximately $5 million in the nine months ended September 30, 2015 primarily related to workforce reductions.

6. DEBT

        Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	September 30, 2016	December 31, 2015
Senior Credit Facilities:
Term loans	$2,234	$2,454
Amounts outstanding under A/R programs	218	215
Senior notes	1,873	1,850
Variable interest entities	134	151
Other	97	125

Total debt—excluding debt to affiliates	$4,556	$4,795

Total current portion of debt	$88	$170
Long-term portion	4,468	4,625

Total debt—excluding debt to affiliates	$4,556	$4,795

Total debt—excluding debt to affiliates	$4,556	$4,795
Notes payable to affiliates—noncurrent	1	1

Total debt	$4,557	$4,796

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

Huntsman International

	September 30, 2016	December 31, 2015
Senior Credit Facilities:
Term loans	$2,234	$2,454
Amounts outstanding under A/R programs	218	215
Senior notes	1,873	1,850
Variable interest entities	134	151
Other	97	125

Total debt—excluding debt to affiliates	$4,556	$4,795

Total current portion of debt	$88	$170
Long-term portion	4,468	4,625

Total debt—excluding debt to affiliates	$4,556	$4,795

Total debt—excluding debt to affiliates	$4,556	$4,795
Notes payable to affiliates—current	100	100
Notes payable to affiliates—noncurrent	697	698

Total debt	$5,353	$5,593

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

Debt Issuance Costs

        We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of September 30, 2016 and December 31, 2015, the amount of debt issuance costs directly reducing the debt liability was $60 million and $67 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

        As of September 30, 2016, our senior credit facilities ("Senior Credit Facilities") consisted of our revolving credit facility ("Revolving Facility"), our 2015 extended term loan B facility due 2019 ("2015

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

Extended Term Loan B"), our 2014 term loan B facility due 2021 ("2014 Term Loan B"), and our 2016 term loan B facility due 2023 ("2016 Term Loan B") (dollars in millions):

Facility	Committed Amount	Principal Outstanding	Unamortized Discounts and Debt Issuance Costs	Carrying Value	Interest Rate(3)	Maturity
Revolving Facility(1)	$650	$—	$—	$—	USD LIBOR plus 3.00%	2021
2015 Extended Term Loan B	N/A	566	(3)	563	USD LIBOR plus 3.00%	2019
2014 Term Loan B	N/A	1,179	(48)	1,131	USD LIBOR plus 3.00%(2)	2021
2016 Term Loan B	N/A	547	(7)	540	USD LIBOR plus 3.50%(2)	2023

(1)
We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)
The 2014 Term Loan B and the 2016 Term Loan B are subject to a 0.75% LIBOR floor.

(3)
The applicable interest rate of the Senior Credit Facilities is subject to certain secured leverage ratio thresholds. As of September 30, 2016, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 4%.

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

        On both July 22, 2016 and September 30, 2016, Huntsman International prepaid $100 million of its 2015 Extended Term Loan B. In connection with the $200 million prepayments on our term loan, we recognized a loss on early extinguishment of debt of $1 million in the third quarter of 2016.

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

        The amendment also extends the stated termination date of our Revolving Facility from March 20, 2017 to March 20, 2021, provided that the maturity date will accelerate if we do not repay, refinance or have a minimum level of liquidity available to enable us to repay our 2015 Extended Term Loan B due 2019 or our senior notes upon their maturity. The amendment further increased the committed amount of our Revolving Facility by $25 million (from $625 million to $650 million). Borrowings under the Revolving Facility bear interest at the same rate as the existing revolving commitments. As of September 30, 2016 we had no borrowings under our Revolving Facility.

A/R Programs

        Our U.S. accounts receivable securitization program ("U.S. A/R Program") and our European accounts receivable securitization program ("EU A/R Program" and collectively with the U.S. A/R Program, "A/R Programs") are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity ("U.S. SPE") and the European special purpose entity ("EU SPE") in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of September 30, 2016 was as follows (monetary amounts in millions):

Facility	Maturity	Maximum Funding Availability(1)	Amount Outstanding	Interest Rate(2)
U.S. A/R Program	March 2018	$250	$90(3)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225	€114	Applicable rate plus 1.10%
		(approximately $253)	(approximately $128)

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

(3)
As of September 30, 2016, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

        As of September 30, 2016 and December 31, 2015, $473 million and $438 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Note Payable from Huntsman International to Huntsman Corporation

        As of September 30, 2016, we had a loan of $796 million to our subsidiary, Huntsman International (the "Intercompany Note"). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2016 on our condensed consolidated balance sheets. As of September 30, 2016, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2016, we had approximately $176 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

September 30, 2016
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 current liability
50	January 2015	April 2017	2.5%	1 current liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 4. Variable Interest Entities." The notional amount of the swap as of September 30, 2016 was $20 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2016, the fair value of the swap was $2 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of September 30, 2016, the fair value of this swap was $21 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2016, we have designated approximately €671 million (approximately $754 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2016, the amount of loss recognized on the hedge of our net investment was $11 million and $18 million, respectively, and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income (loss).

8. FAIR VALUE

        The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Non-qualified employee benefit plan investments	$25	$25	$26	$26
Investments in equity securities	21	21	18	18
Cross-currency interest rate contracts	21	21	28	28
Interest rate contracts	(3)	(3)	(4)	(4)
Long-term debt (including current portion)	(4,556)	(4,704)	(4,795)	(4,647)

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

        The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE (Continued)

        The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
Description	September 30, 2016	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$25	$25	$—	$—
Investments in equity securities(1)	21	21	—	—
Derivatives:
Cross-currency interest rate contracts(2)	21	—	—	21

Total assets	$67	$46	$—	$21

Liabilities:
Derivatives:
Interest rate contracts(3)	$(3)	$—	$(3)	$—

		Fair Value Amounts Using
Description	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)(4)	Significant other observable inputs (Level 2)(4)	Significant unobservable inputs (Level 3)
Assets:
Available-for sale equity securities:
Equity mutual funds	$26	$26	$—	$—
Investments in equity securities(1)	18	18	—	—
Derivatives:
Cross-currency interest rate contracts(2)	28	—	—	28

Total assets	$72	$44	$—	$28

Liabilities:
Derivatives:
Interest rate contracts(3)	$(4)	$—	$(4)	$—

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

(4)
There were no transfers between Levels 1 and 2 within the fair value hierarchy for the nine months ended September 30, 2016 and the year ended December 31, 2015.

        The following table shows a reconciliation of beginning and ending balances for the three and nine months ended September 30, 2016 and 2015 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions).

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$26	$28
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive income (loss)	(5)	(7)
Purchases, sales, issuances and settlements	—	—

Ending balance, September 30, 2016	$21	$21

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2016	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE (Continued)

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Cross-Currency Interest Rate Contracts	Cross-Currency Interest Rate Contracts
Beginning balance	$25	$5
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains:
Included in earnings	—	—
Included in other comprehensive income (loss)	3	23
Purchases, sales, issuances and settlements	—	—

Ending balance, September 30, 2015	$28	$28

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2015	$—	$—

        Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Interest expense	Other comprehensive income (loss)	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses relating to assets still held at September 30, 2016	—	(5)	—	(7)

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Interest expense	Other comprehensive income (loss)	Interest expense	Other comprehensive income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized gains relating to assets still held at September 30, 2015	—	3	—	23

        We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the nine months ended September 30, 2016 and 2015, we recorded charges of $1 million and nil, respectively, for the impairment of long-lived assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLANS

        Components of the net periodic benefit costs for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Service cost	$16	$18	$1	$1
Interest cost	30	31	1	1
Expected return on assets	(46)	(50)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(1)
Amortization of actuarial loss	17	20	—	—

Net periodic benefit cost	$15	$17	$—	$1

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$48	$54	$2	$3
Interest cost	91	92	3	4
Expected return on assets	(141)	(150)	—	—
Amortization of prior service benefit	(7)	(4)	(5)	(3)
Amortization of actuarial loss	51	57	1	2
Special termination benefits	—	3	—	—

Net periodic benefit cost	$42	$52	$1	$6

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLANS (Continued)

Huntsman International

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Service cost	$16	$18	$1	$1
Interest cost	30	31	1	1
Expected return on assets	(46)	(50)	—	—
Amortization of prior service benefit	2	(2)	(2)	(1)
Amortization of actuarial loss	20	22	—	—

Net periodic benefit cost	$22	$19	$—	$1

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$48	$54	$2	$3
Interest cost	91	92	3	4
Expected return on assets	(141)	(150)	—	—
Amortization of prior service benefit	(7)	(4)	(5)	(3)
Amortization of actuarial loss	57	63	1	2
Special termination benefits	—	3	—	—

Net periodic benefit cost	$48	$58	$1	$6

        During the nine months ended September 30, 2016 and 2015, we made contributions to our pension and other postretirement benefit plans of $54 million and $83 million, respectively. During the remainder of 2016, we expect to contribute an additional amount of approximately $20 million to these plans.

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

to time without prior notice. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement to repurchase $100 million of our common stock that was completed in January 2016 with the purchase of 8.6 million shares. During the three months ended September 30, 2016, we did not repurchase any shares of our outstanding common stock under the repurchase program. As of September 30, 2016, there remained approximately $50 million of the amount authorized under the program that can be used for repurchases.

COMMON STOCK DIVIDENDS

        During each of the quarters ended September 30, 2016, June 30, 2016 and March 31, 2016, we paid dividends of $30 million, or $0.125 per share, to common stockholders and during each of the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015, we paid cash dividends of $31 million, or $0.125 per share, to common stockholders.

11. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2016	$(288)	$(1,056)	$11	$17	$(1,316)	$28	$(1,288)

Other comprehensive (loss) income before reclassifications, gross	(18)	—	(8)	6	(20)	—	(20)
Tax benefit	7	—	—	—	7	—	7
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	40	—	—	40	—	40
Tax expense	—	(5)	—	—	(5)	—	(5)

Net current-period other comprehensive (loss) income	(11)	35	(8)	6	22	—	22

Ending balance, September 30, 2016	$(299)	$(1,021)	$3	$23	$(1,294)	$28	$(1,266)

(a)
Amounts are net of tax of $83 and $90 as of September 30, 2016 and January 1, 2016, respectively.

(b)
Amounts are net of tax of $130 and $135 as of September 30, 2016 and January 1, 2016, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2015	$25	$(1,122)	$10	$11	$(1,076)	$23	$(1,053)

Other comprehensive (loss) income before reclassifications, gross	(219)	(5)	(1)	4	(221)	7	(214)
Tax expense	(19)	—	—	—	(19)	—	(19)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	52	—	—	52	—	52
Tax expense	—	(11)	—	—	(11)	—	(11)

Net current-period other comprehensive (loss) income	(238)	36	(1)	4	(199)	7	(192)

Ending balance, September 30, 2015	$(213)	$(1,086)	$9	$15	$(1,275)	$30	$(1,245)

(a)
Amounts are net of tax of $66 and $47 as of September 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $171 and $182 as of September 30, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended September 30, 2016	Nine months ended September 30, 2016
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(12)	(b)
Actuarial loss	17	52	(b)(c)

	13	40	Total before tax
	(2)	(5)	Income tax expense

Total reclassifications for the period	$11	$35	Net of tax

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Three months ended September 30, 2015	Nine months ended September 30, 2015
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(7)	(b)
Actuarial loss	20	59	(b)(c)

Settlement loss	17	52	Total before tax
	(3)	(11)	Income tax expense

Total reclassifications for the period	$14	$41	Net of tax

(a)
Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)
These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See "Note 9. Employee Benefit Plans."

(c)
Amounts contain approximately nil and $2 million of actuarial losses related to discontinued operations for each of the three months ended September 30, 2016 and 2015, respectively, and $2 million and $4 million of actuarial losses related to discontinued operations for each of the nine months ended September 30, 2016 and 2015, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2016	$(292)	$(1,074)	$11	$11	$(1,344)	$28	$(1,316)

Other comprehensive (loss) income before reclassifications, gross	(18)	—	(8)	6	(20)	—	(20)
Tax benefit	7	—	—	—	7	—	7
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	46	—	—	46	—	46
Tax expense	—	(6)	—	—	(6)	—	(6)

Net current-period other comprehensive (loss) income	(11)	40	(8)	6	27	—	27

Ending balance, September 30, 2016	$(303)	$(1,034)	$3	$17	$(1,317)	$28	$(1,289)

(a)
Amounts are net of tax of $69 and $76 as of September 30, 2016 and January 1, 2016, respectively.

(b)
Amounts are net of tax of $157 and $163 as of September 30, 2016 and January 1, 2016, respectively.

(c)
See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2015	$22	$(1,147)	$10	$5	$(1,110)	$23	$(1,087)

Other comprehensive (loss) income before reclassifications, gross	(219)	(5)	(1)	4	(221)	7	(214)
Tax expense	(19)	—	—	—	(19)	—	(19)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	58	—	—	58	—	58
Tax expense	—	(12)	—	—	(12)	—	(12)

Net current-period other comprehensive (loss) income	(238)	41	(1)	4	(194)	7	(187)

Ending balance, September 30, 2015	$(216)	$(1,106)	$9	$9	$(1,304)	$30	$(1,274)

(a)
Amounts are net of tax of $53 and $34 as of September 30, 2015 and January 1, 2015, respectively.

(b)
Amounts are net of tax of $200 and $211 as of September 30, 2015 and January 1, 2015, respectively.

(c)
See table below for details about these reclassifications.

	Three months ended September 30, 2016	Nine months ended September 30, 2016
			Affected line item in the statement where net income is presented
Details about Accumulated Other Comprehensive Loss Components(a):	Amounts reclassified from accumulated other comprehensive loss	Amounts reclassified from accumulated other comprehensive loss
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(12)	(b)
Actuarial loss	20	58	(b)(c)

	16	46	Total before tax
	(2)	(6)	Income tax expense

Total reclassifications for the period	$14	$40	Net of tax

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

(c)
Amounts contain approximately nil and $2 million of actuarial losses related to discontinued operations for each of the three months ended September 30, 2016 and 2015, respectively, and $2 million and $4 million of actuarial losses related to discontinued operations for each of the nine months ended September 30, 2016 and 2015, respectively.

12. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Antitrust Matters

        We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we, our co-defendants and other alleged co-conspirators conspired to fix prices of TiO2 sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased TiO2 directly from the defendants (the "Direct Purchasers") since February 1, 2003. On December 13, 2013, we and all other defendants settled the Direct Purchasers litigation and the court approved the settlement. We paid the settlement in an amount immaterial to our financial statements.

        On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the "Opt-Out Litigation"). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. On February 26, 2016, we reached an agreement to settle the Opt-Out Litigation and subsequently paid the settlement in an amount immaterial to our financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from TiO2 (the "Indirect Purchasers") making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing TiO2. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of nine states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state.

        On August 23, 2016, we were named as a defendant in a fourth civil antitrust suit filed in the U.S. District Court for the Northern District of California by an Indirect Purchaser, Home Depot. Home Depot is an Indirect Purchaser primarily through paints it purchasers from various manufacturers. Home Depot makes the same claims as the Direct and Indirect Purchasers.

        The plaintiffs in the Indirect Purchasers claims seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys' fees. We are not aware of any illegal conduct by us or any of our employees. Nevertheless, we have incurred costs relating to these claims and could incur additional costs in amounts which in the aggregate could be material to us. Because of the overall complexity of these cases, we are unable to reasonably estimate any possible loss or range of loss and we have made no accrual with respect to these claims.

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

        On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the "Wisconsin Litigation"). The stockholders in the Wisconsin Litigation have made essentially the same factual allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and filed responses to the Banks' previously filed motions to dismiss, which remain pending. We denied the Banks' indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

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

13. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS CAPITAL EXPENDITURES

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2016 and 2015, our capital expenditures for EHS matters totaled $40 million and $92 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

ENVIRONMENTAL RESERVES

        We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $37 million and $38 million for environmental liabilities as of September 30, 2016 and December 31, 2015, respectively. Of these amounts, $2 million and $6 million were classified as accrued liabilities in our consolidated

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS (Continued)

balance sheets as of September 30, 2016 and December 31, 2015, respectively, and $35 million and $32 million were classified as other noncurrent liabilities in our consolidated balance sheets for September 30, 2016 and December 31, 2015, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

West Footscray Remediation

        By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of September 30, 2016, we had an accrued liability of approximately $17 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

14. STOCK-BASED COMPENSATION PLANS

        On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the "2016 Stock Incentive Plan"), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the "Prior Plan"), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of September 30, 2016, we were authorized to grant up to 8.2 million shares under the 2016 Stock Incentive Plan. As of September 30, 2016, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period; certain performance share unit awards vest over a two-year period.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS (Continued)

        The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Huntsman Corporation compensation cost	$8	$4	$25	$21
Huntsman International compensation cost	8	4	24	20

        The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $5 million each for the nine months ended September 30, 2016 and 2015.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Dividend yield	3.3%	3.3%	5.6%	2.3%
Expected volatility	57.6%	56.7%	57.9%	57.9%
Risk-free interest rate	1.1%	1.7%	1.4%	1.4%
Expected life of stock options granted during the period	5.9 years	5.9 years	5.9 years	5.9 years

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of September 30, 2016 and changes during the nine months then ended is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2016	9,544	$15.51
Granted	3,024	9.04
Exercised	(43)	7.09
Forfeited	(1,110)	19.61

Outstanding at September 30, 2016	11,415	13.43	5.7	$51

Exercisable at September 30, 2016	7,505	14.09	3.9	30

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2016 was $3.03 per option. As of September 30, 2016, there was $12 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

        The total intrinsic value of stock options exercised during the nine months ended both September 30, 2016 and 2015 was approximately nil.

NONVESTED SHARES

        Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

        The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2016 and 2015, the weighted-average expected volatility rate was 39.3% and 30.0%, respectively and the weighted average risk-free interest rate was 0.9% and 0.7%, respectively. For the performance share unit awards granted in the nine months ended September 30, 2016 and 2015 the number of shares earned varies based upon the Company achieving certain performance criteria over two-year and three-year performance periods. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year and three-year performance periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK-BASED COMPENSATION PLANS (Continued)

        A summary of the status of our nonvested shares as of September 30, 2016 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
	Shares		Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2016	1,854		$19.97	475	$21.37
Granted	1,889		9.28	715	9.09
Vested	(666)	(1)	19.80	(230)	20.64
Forfeited	(66)		17.10	(26)	16.55

Nonvested at September 30, 2016	3,011		13.36	934	12.29

(1)
As of September 30, 2016, a total of 454,900 restricted stock units were vested but not yet issued, of which 60,948 vested during the nine months ended September 30, 2016. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

        As of September 30, 2016, there was $32 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The value of share awards that vested during the nine months ended September 30, 2016 and 2015 was $15 million and $20 million, respectively.

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

        During the nine months ended September 30, 2016 and 2015, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits and a corresponding income tax benefit of $6 million and a net decrease in unrecognized benefits and a corresponding income tax benefit of $5 million, respectively. Additional increases and decreases in unrecognized tax

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

        We recorded income tax expense of $58 million and $85 million for the nine months ended September 30, 2016 and 2015, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate. Our MTBE earnings are taxed at the U.S. statutory rate of 35%. Variability in our MTBE earnings has a meaningful impact on our effective tax rate. The combination of significantly lower MTBE earnings, weather related and other production outages in the U.S., and higher earnings in countries with valuation allowances, resulted in an unusually low effective tax rate in the third quarter of 2016.

Huntsman International

        Huntsman International recorded income tax expense of $58 million and $85 million for the nine months ended September 30, 2016 and 2015, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre-tax income in the United States with an approximate 35% federal and state blended effective tax rate. Our MTBE earnings are taxed at the U.S. statutory rate of 35%. Variability in our MTBE earnings has a meaningful impact on our effective tax rate. The combination of significantly lower MTBE earnings, weather related and other production outages in the U.S., and higher earnings in countries with valuation allowances, resulted in an unusually low effective tax rate in the third quarter of 2016.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. NET INCOME PER SHARE (Continued)

        Basic and diluted income per share is determined using the following information (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$56	$55	$201	$93

Basic and diluted net income:
Net income attributable to Huntsman Corporation	$55	$55	$198	$89

Denominator:
Weighted average shares outstanding	236.3	244.2	236.2	244.1
Dilutive shares:
Stock-based awards	3.8	2.4	2.9	2.9

Total weighted average shares outstanding, including dilutive shares	240.1	246.6	239.1	247.0

        Additional stock-based awards of 5.5 million and 7.0 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2016 and 2015, respectively, and 5.9 million and 2.7 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2016 and 2015, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 because the effect would be anti-dilutive.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

        The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	textile chemicals, dyes and digital inks
Pigments and Additives	titanium dioxide, functional additives, color pigments, timber treatment and water treatment chemicals

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Polyurethanes	$891	$1,017	$2,703	$2,902
Performance Products	509	618	1,611	1,949
Advanced Materials	247	275	774	847
Textile Effects	184	196	567	618
Pigments and Additives	532	543	1,648	1,707
Corporate and eliminations	—	(11)	(41)	(56)

Total	$2,363	$2,638	$7,262	$7,967

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$137	$168	$439	$432
Performance Products	70	122	248	384
Advanced Materials	55	56	173	172
Textile Effects	17	10	59	50
Pigments and Additives	38	5	84	61
Corporate and other(2)	(45)	(50)	(132)	(118)

Total	272	311	871	981
Reconciliation of adjusted EBITDA to net income:
Interest expense, net	(52)	(49)	(152)	(158)
Income tax benefit (expense)—continuing operations	1	(49)	(58)	(85)
Income tax benefit (expense)—discontinued operations	—	1	1	(1)
Depreciation and amortization	(113)	(103)	(322)	(297)
Net income attributable to noncontrolling interests	9	8	22	28
Other adjustments:
Business acquisition, integration and separation expenses	(8)	(10)	(21)	(31)
EBITDA of discontinued operations	(1)	(1)	(4)	(3)
Gain (loss) on disposition of business/assets	22	—	22	(1)
Loss on early extinguishment of debt	(1)	(8)	(3)	(31)
Certain legal settlements and related expenses	—	(1)	(1)	(3)
Amortization of pension and postretirement actuarial losses	(16)	(19)	(49)	(56)
Net plant incident remediation (costs) credits	(4)	(3)	2	(3)
Restructuring, impairment and plant closing and transition costs	(45)	(14)	(88)	(223)

Net income	$64	$63	$220	$117

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$137	$168	$439	$432
Performance Products	70	122	248	384
Advanced Materials	55	56	173	172
Textile Effects	17	10	59	50
Pigments and Additives	38	5	84	61
Corporate and other(2)	(44)	(49)	(129)	(114)

Total	273	312	874	985
Reconciliation of adjusted EBITDA to net income:
Interest expense, net	(55)	(51)	(161)	(165)
Income tax expense—continuing operations	—	(48)	(58)	(85)
Income tax benefit (expense)—discontinued operations	—	1	1	(1)
Depreciation and amortization	(109)	(100)	(312)	(287)
Net income attributable to noncontrolling interests	9	8	22	28
Other adjustments:
Business acquisition, integration and separation expenses	(8)	(10)	(21)	(31)
EBITDA of discontinued operations	(1)	(1)	(4)	(3)
Gain (loss) on disposition of business/assets	22	—	22	(1)
Loss on early extinguishment of debt	(1)	(8)	(3)	(31)
Certain legal settlements and related expenses	—	(1)	(1)	(3)
Amortization of pension and postretirement actuarial losses	(18)	(21)	(55)	(62)
Net plant incident remediation (costs) credits	(4)	(3)	2	(3)
Restructuring, impairment and plant closing and transition costs	(45)	(14)	(88)	(223)

Net income	$63	$64	$218	$118

(1)
Beginning in the second quarter of 2016, we use segment adjusted EBITDA as the measure of each segment's profit or loss. We believe that segment adjusted EBITDA more accurately reflects what management uses to make decisions about resources to be allocated to the segments and assess their financial performance. We have recasted the measure of each segment's profit or loss in the prior periods disclosed to reflect segment adjusted EBITDA.

  Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition, integration and separation expenses; (b) EBITDA from discontinued operations; (c) gain (loss) on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses;

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. OPERATING SEGMENT INFORMATION (Continued)

  (f) amortization of pension and postretirement actuarial losses; (g) net plant incident remediation (costs) credits; and (h) restructuring, impairment, plant closing and transition costs.

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

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC

        The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the Nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International's outstanding notes on a joint and several basis.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
ASSETS
Current assets:
Cash and cash equivalents	$99	$1	$339	$—	$439
Restricted cash	—	—	11	—	11
Accounts and notes receivable, net	29	71	1,353	3	1,456
Accounts receivable from affiliates	1,667	4,660	190	(6,192)	325
Inventories	88	274	1,087	(5)	1,444
Prepaid expenses	14	15	59	(14)	74
Current assets held for sale	—	—	31	—	31
Other current assets	839	23	182	(731)	313

Total current assets	2,736	5,044	3,252	(6,939)	4,093
Property, plant and equipment, net	455	1,423	2,392	1	4,271
Investment in unconsolidated affiliates	6,132	1,796	255	(7,846)	337
Intangible assets, net	29	3	65	—	97
Goodwill	(13)	82	54	—	123
Deferred income taxes	477	—	416	(489)	404
Notes receivable from affiliates	37	551	—	(588)	—
Noncurrent assets held for sale	—	—	90	—	90
Other noncurrent assets	64	203	308	—	575

Total assets	$9,917	$9,102	$6,832	$(15,861)	$9,990

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48	$181	$766	$4	$999
Accounts payable to affiliates	3,617	839	1,795	(6,192)	59
Accrued liabilities	92	822	484	(746)	652
Note payable to affiliate	100	—	—	—	100
Current portion of debt	38	—	50	—	88
Current liabilities held for sale	—	—	20	—	20

Total current liabilities	3,895	1,842	3,115	(6,934)	1,918
Long-term debt	4,091	—	377	—	4,468
Notes payable to affiliates	696	—	589	(588)	697
Deferred income taxes	24	318	48	78	468
Noncurrent liabilities held for sale	—	—	10	—	10
Other noncurrent liabilities	160	264	771	—	1,195

Total liabilities	8,866	2,424	4,910	(7,444)	8,756
Equity
Huntsman International LLC members' equity
Members' equity	3,217	4,499	3,417	(7,916)	3,217
Accumulated (deficit) income	(877)	731	(375)	(356)	(877)
Accumulated other comprehensive (loss) income	(1,289)	1,448	(1,279)	(169)	(1,289)

Total Huntsman International LLC members' equity	1,051	6,678	1,763	(8,441)	1,051
Noncontrolling interests in subsidiaries	—	—	159	24	183

Total equity	1,051	6,678	1,922	(8,417)	1,234

Total liabilities and equity	$9,917	$9,102	$6,832	$(15,861)	$9,990

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$264	$528	$1,542	$—	$2,334
Related party sales	45	37	263	(316)	29

Total revenues	309	565	1,805	(316)	2,363
Cost of goods sold	249	500	1,529	(314)	1,964

Gross profit	60	65	276	(2)	399
Selling, general and administrative	33	37	150	—	220
Research and development	13	11	14	—	38
Other operating expense (income), net	3	(8)	(19)	—	(24)
Restructuring, impairment and plant
closing costs	2	11	32	—	45

Operating income	9	14	99	(2)	120
Interest (expense) income	(54)	6	(7)	—	(55)
Equity in income of investment in affiliates and subsidiaries	82	81	1	(163)	1
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Dividend income	1	—	—	(1)	—
Other (loss) income, net	(3)	—	2	—	(1)

Income from continuing operations before income taxes	34	101	95	(166)	64
Income tax benefit (expense)	20	(11)	(9)	—	—

Income from continuing operations	54	90	86	(166)	64
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)

Net income	54	90	85	(166)	63
Net income attributable to noncontrolling interests	—	—	(5)	(4)	(9)

Net income attributable to Huntsman International LLC	$54	$90	$80	$(170)	$54

Net income	$54	$90	$85	$(166)	$63
Other comprehensive income	32	7	32	(39)	32
Comprehensive income attributable to noncontrolling interests	—	—	(5)	(4)	(9)

Comprehensive income attributable to Huntsman International LLC	$86	$97	$112	$(209)	$86

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$270	$674	$1,661	$—	$2,605
Related party sales	62	117	261	(407)	33

Total revenues	332	791	1,922	(407)	2,638
Cost of goods sold	270	598	1,701	(405)	2,164

Gross profit	62	193	221	(2)	474
Selling, general and administrative	44	37	150	—	231
Research and development	13	11	17	—	41
Other operating expense (income), net	14	(10)	13	—	17
Restructuring, impairment and plant closing costs	3	1	10	—	14

Operating (loss) income	(12)	154	31	(2)	171
Interest (expense) income	(55)	9	(5)	—	(51)
Equity in income (loss) of investment in affiliates and subsidiaries	101	(7)	—	(94)	—
Loss on early extinguishment of debt	(8)	—	—	—	(8)
Other income (loss), net	1	(1)	—	—	—

Income from continuing operations before income taxes	27	155	26	(96)	112
Income tax benefit (expense)	29	(49)	(28)	—	(48)

Income (loss) from continuing operations	56	106	(2)	(96)	64
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	56	106	(2)	(96)	64
Net income attributable to noncontrolling interests	—	—	(5)	(3)	(8)

Net income (loss) attributable to Huntsman International LLC	$56	$106	$(7)	$(99)	$56

Net income (loss)	$56	$106	$(2)	$(96)	$64
Other comprehensive loss	(84)	(137)	(93)	228	(86)
Comprehensive income attributable to noncontrolling interests	—	—	(3)	(3)	(6)

Comprehensive loss attributable to Huntsman International LLC	$(28)	$(31)	$(98)	$129	$(28)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$787	$1,717	$4,663	$—	$7,167
Related party sales	139	247	811	(1,102)	95

Total revenues	926	1,964	5,474	(1,102)	7,262
Cost of goods sold	726	1,658	4,706	(1,102)	5,988

Gross profit	200	306	768	—	1,274
Selling, general and administrative	117	119	439	—	675
Research and development	35	33	46	—	114
Other operating expense (income), net	11	(25)	(26)	—	(40)
Restructuring, impairment and plant closing costs	5	30	52	—	87

Operating income	32	149	257	—	438
Interest (expense) income	(165)	23	(19)	—	(161)
Equity in income of investment in affiliates and subsidiaries	67	184	4	(251)	4
Loss on early extinguishment of debt	(3)	—	—	—	(3)
Dividend income	217	—	—	(217)	—
Other (loss) income, net	(3)	8	(4)	—	1

Income from continuing operations before income taxes	145	364	238	(468)	279
Income tax benefit (expense)	50	(67)	(41)	—	(58)

Income from continuing operations	195	297	197	(468)	221
Income (loss) from discontinued operations, net of tax	1	(1)	(3)	—	(3)

Net income	196	296	194	(468)	218
Net income attributable to noncontrolling interests	—	—	(11)	(11)	(22)

Net income attributable to Huntsman International LLC	$196	$296	$183	$(479)	$196

Net income	$196	$296	$194	$(468)	$218
Other comprehensive income	27	83	35	(118)	27
Comprehensive income attributable to noncontrolling interests	—	—	(11)	(11)	(22)

Comprehensive income attributable to Huntsman International LLC	$223	$379	$218	$(597)	$223

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Revenues:
Trade sales, services and fees, net	$795	$1,911	$5,156	$—	$7,862
Related party sales	201	376	818	(1,290)	105

Total revenues	996	2,287	5,974	(1,290)	7,967
Cost of goods sold	789	1,771	5,220	(1,288)	6,492

Gross profit	207	516	754	(2)	1,475
Selling, general and administrative	128	133	462	—	723
Research and development	35	33	56	—	124
Other operating (income) expense, net	(15)	(20)	43	—	8
Restructuring, impairment and plant closing costs	4	5	212	—	221

Operating income (loss)	55	365	(19)	(2)	399
Interest (expense) income	(168)	25	(22)	—	(165)
Equity in income (loss) of investment in affiliates and subsidiaries	199	(46)	5	(153)	5
Loss on early extinguishment of debt	(31)	—	—	—	(31)
Other income (loss), net	2	(9)	7	(1)	(1)

Income (loss) from continuing operations before income taxes	57	335	(29)	(156)	207
Income tax benefit (expense)	35	(121)	1	—	(85)

Income (loss) from continuing operations	92	214	(28)	(156)	122
Loss from discontinued operations, net of tax	(2)	(1)	(1)	—	(4)

Net income (loss)	90	213	(29)	(156)	118
Net income attributable to noncontrolling interests	—	—	(18)	(10)	(28)

Net income (loss) attributable to Huntsman International LLC	$90	$213	$(47)	$(166)	$90

Net income (loss)	$90	$213	$(29)	$(156)	$118
Other comprehensive (loss) income	(187)	45	(208)	156	(194)
Comprehensive income attributable to noncontrolling interests	—	—	(10)	(11)	(21)

Comprehensive (loss) income attributable to Huntsman International LLC	$(97)	$258	$(247)	$(11)	$(97)

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC (Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In Millions)

	Parent Company	Guarantors	Nonguarantors	Eliminations	Consolidated Huntsman International LLC
Net cash provided by operating activities	$410	$92	$341	$—	$843

Investing activities:
Capital expenditures	(24)	(85)	(181)	—	(290)
Insurance proceeds for recovery of property damage	—	—	8	—	8
Cash received from unconsolidated affiliates	—	25	—	—	25
Investment in affiliate	(11)	7	—	4	—
Investment in unconsolidated affiliates	—	(22)	(1)	—	(23)
Proceeds from sale of businesses/assets	—	—	9	—	9
Decrease in receivable from affiliate	3	—	—	—	3
Change in restricted cash	—	—	1	—	1

Net cash used in investing activities	(32)	(75)	(164)	4	(267)

Financing activities:
Net repayments on overdraft facilities	—	—	(1)	—	(1)
Repayments of short-term debt	—	—	(41)	—	(41)
Borrowings on short-term debt	—	—	8	—	8
Repayments of long-term debt	(774)	—	(21)	—	(795)
Proceeds from issuance of long-term debt	547	—	5	—	552
Repayments of notes payable to affiliate	(7)	—	—	6	(1)
Proceeds from notes payable to affiliate	—	—	6	(6)	—
Repayments of notes payable	(23)	—	(2)	—	(25)
Borrowings on notes payable	30	—	1	—	31
Debt issuance costs paid	(8)	—	—	—	(8)
Dividends paid to noncontrolling intrests	—	—	(16)	(10)	(26)
Contribution from parent	—	3	31	(34)	—
Distribution to parent	—	(20)	(20)	40	—
Dividends paid to parent	(89)	—	(1)	—	(90)
Other, net	1	—	—	—	1

Net cash used in financing activities	(323)	(17)	(51)	(4)	(395)
Effect of exchange rate changes on cash	—	—	1	—	1

Increase in cash and cash equivalents	55	—	127	—	182
Cash and cash equivalents at beginning of period	44	1	212	—	257

Cash and cash equivalents at end of period	$99	$1	$339	$—	$439

        During the nine months ended September 30, 2016, we made a noncash capital contribution of approximately $215 million between Parent Company and Guarantor entities.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in "Part II. Item 1A. Risk Factors" below, "Part II. Item 1A. Risk Factors" in our Quarterly Report for the quarter ended June 30, 2016 and "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

Business

        We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the nine months ended September 30, 2016 and 2015 were $7,262 million and $7,967 million, respectively.

RECENT DEVELOPMENTS

Separation of our Pigments and Additives and Textile Effects Businesses

        In connection with our previously announced plans to separate our Pigments and Additives and Textile Effects businesses through a U.S. tax-free spin-off to our stockholders, on October 28, 2016, SpinCo filed an initial registration statement on Form 10 with the SEC. Subject to market conditions, we expect the spin-off to be completed in the first half of 2017.

Sale of European Surfactants Manufacturing Facilities

        On August 3, 2016, we announced that Innospec had committed to purchase our European surfactants business for an enterprise value of $225 million pursuant to the terms of an Exclusivity and Put Option Agreement under which we could, by notice to Innospec, exercise an option to enter into an agreed form SAPA with Innospec. We have provided that notice and, as of October 25, 2016, we and Innospec have each signed the SAPA and an amendment thereto. Under the terms of the transaction, Innospec will acquire our manufacturing facilities located in Saint-Mihiel, France; Castiglione delle Stiviere, Italy; and Barcelona, Spain. The $225 million enterprise value includes our related trade receivables and payables, which we will retain. The purchase price will be subject to additional working capital and other adjustments. Closing is expected to occur by the end of the fourth quarter of 2016 and is subject to customary conditions. We expect to use the net proceeds from the sale to repay debt. The assets and liabilities of this business are included in our Performance Products segment and are classified as held for sale on the accompanying balance sheets.

        Upon consummating the planned transaction, we will enter into supply and long-term tolling arrangements with Innospec in order to continue marketing certain core products strategic to our global agrochemicals, lubes and certain other businesses.

OUTLOOK

        Our third quarter 2016 results reflect our continued focus on three strategic priorities: first, generating free cash flow of more than $350 million in 2016; second, growing margins and earnings in our core downstream differentiated businesses; and third, separating our titanium dioxide business.

        We believe that we are well positioned to accomplish these objectives. With increased discipline related to capital expenditures and working capital management, we generated significant free cash flow in the third quarter, enabling us to prepay $200 million of our debt. We are experiencing increased sales volumes and improving margins in our MDI urethanes business, stable margins in the key businesses in our Performance Products segment and steadily improving margins in our Advanced Materials and Textile Effects segments. Our focus on growing margins and earnings resulted in strong earnings during the third quarter, notwithstanding weather related and other production outages.

        On October 28, 2016, we filed an initial Form 10 registration statement with the SEC as part of the process to spin off our Pigments and Additives and Textile Effects businesses. We are experiencing improved business conditions and increased selling prices for titanium dioxide within the Pigments and Additives segment and we believe we will be well positioned for a separation in the first half of 2017. Our ability to effect the spin-off is subject to, among other things, market conditions and the approval of our Board of Directors.

        The following is a summary of the key trends expected in our business segments:

Polyurethanes:

  •
  Continued focus on downstream MDI differentiation

  •
  MDI demand growth

  •
  Low MTBE margins

  •
  Fourth quarter 2016 seasonal slowdown in MDI demand

  •
  Impact from production outages

Performance Products:

  •
  Fourth quarter 2016 seasonal slowdown in demand, offset by benefit from self-help business optimization

  •
  Agreement to sell our European surfactants business

  •
  Impact from production outages

Advanced Materials:

  •
  Strong aerospace market more than one-third of earnings

  •
  Fourth quarter 2016 seasonal slowdown in demand

Textile Effects:

  •
  Greater than GDP sales volume growth

Pigments and Additives:

  •
  Increasing titanium dioxide selling prices

  •
  Fourth quarter 2016 seasonal slowdown in demand

        In 2016 and 2017, we expect to spend approximately $450 million and $400 million on capital expenditures, respectively.

        We expect our 2016 and 2017 adjusted effective tax rates to be approximately 25%-30%, with variability primarily conditioned on earnings within the U.S. Our MTBE earnings are taxed at the U.S. statutory rate of 35%, and variability in our MTBE earnings has a meaningful impact on our adjusted effective tax rate. We expect our long term adjusted effective tax rate to be approximately 30%.

RESULTS OF OPERATIONS

        For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2016	2015		2016	2015
Revenues	$2,363	$2,638	(10)%	$7,262	$7,967	(9)%
Cost of goods sold	1,965	2,165	(9)%	5,991	6,495	(8)%

Gross profit	398	473	(16)%	1,271	1,472	(14)%
Operating expenses	235	290	(19)%	752	859	(12)%
Restructuring, impairment and plant closing costs	45	14	221%	87	221	(61)%

Operating income	118	169	(30)%	432	392	10%
Interest expense	(52)	(49)	6%	(152)	(158)	(4)%
Equity in income of investment in unconsolidated affiliates	1	—	NM	4	5	(20)%
Loss on early extinguishment of debt	(1)	(8)	(88)%	(3)	(31)	(90)%
Other loss	(2)	—	NM	—	(2)	(100)%

Income from continuing operations before income taxes	64	112	(43)%	281	206	36%
Income tax benefit (expense)	1	(49)	NM	(58)	(85)	(32)%

Income from continuing operations	65	63	3%	223	121	84%
Loss from discontinued operations, net of tax	(1)	—	NM	(3)	(4)	(25)%

Net income	64	63	2%	220	117	88%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(9)	(8)	13%	(22)	(28)	(21)%
Interest expense, net	52	49	6%	152	158	(4)%
Income tax (benefit) expense from continuing operations	(1)	49	NM	58	85	(32)%
Income tax (benefit) expense from discontinued operations	—	(1)	(100)%	(1)	1	NM
Depreciation and amortization	113	103	10%	322	297	8%
Other adjustments:
Business acquisition, integration and separation expenses	8	10		21	31
EBITDA from discontinued operations	1	1		4	3
(Gain) loss on disposition of business/assets	(22)	—		(22)	1
Loss on early extinguishment of debt	1	8		3	31
Certain legal settlements and related expenses	—	1		1	3
Amortization of pension and postretirement actuarial losses	16	19		49	56
Net plant incident remediation costs (credits)	4	3		(2)	3
Restructuring, impairment and plant closing and transition costs	45	14		88	223

Adjusted EBITDA(1)	$272	$311		$871	$981

Net cash provided by operating activities				$848	$387	119%
Net cash used in investing activities				(270)	(383)	(30)%
Net cash used in financing activities				(397)	(418)	(5)%
Capital expenditures				(290)	(454)	(36)%

Huntsman International

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2016	2015		2016	2015
Revenues	$2,363	$2,638	(10)%	$7,262	$7,967	(9)%
Cost of goods sold	1,964	2,164	(9)%	5,988	6,492	(8)%

Gross profit	399	474	(16)%	1,274	1,475	(14)%
Operating expenses	234	289	(19)%	749	855	(12)%
Restructuring, impairment and plant closing costs	45	14	221%	87	221	(61)%

Operating income	120	171	(30)%	438	399	10%
Interest expense	(55)	(51)	8%	(161)	(165)	(2)%
Equity in income of investment in unconsolidated affiliates	1	—	NM	4	5	(20)%
Loss on early extinguishment of debt	(1)	(8)	(88)%	(3)	(31)	(90)%
Other (loss) income	(1)	—	NM	1	(1)	NM

Income from continuing operations
before income taxes	64	112	(43)%	279	207	35%
Income tax expense	—	(48)	(100)%	(58)	(85)	(32)%

Income from continuing operations	64	64	—	221	122	81%
Loss from discontinued operations, net of tax	(1)	—	NM	(3)	(4)	(25)%

Net income	63	64	(2)%	218	118	85%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(9)	(8)	13%	(22)	(28)	(21)%
Interest expense, net	55	51	8%	161	165	(2)%
Income tax expense from continuing operations	—	48	(100)%	58	85	(32)%
Income tax (benefit) expense from discontinued operations	—	(1)	(100)%	(1)	1	NM
Depreciation and amortization	109	100	9%	312	287	9%
Other adjustments:
Business acquisition, integration and separation expenses	8	10		21	31
EBITDA from discontinued operations	1	1		4	3
(Gain) loss on disposition of business/assets	(22)	—		(22)	1
Loss on early extinguishment of debt	1	8		3	31
Certain legal settlements and related expenses	—	1		1	3
Amortization of pension and postretirement actuarial losses	18	21		55	62
Net plant incident remediation costs (credits)	4	3		(2)	3
Restructuring, impairment and plant closing and transition costs	45	14		88	223

Adjusted EBITDA(1)	$273	$312		$874	$985

Net cash provided by operating activities				$843	$383	120%
Net cash used in investing activities				(267)	(384)	(30)%
Net cash used in financing activities				(395)	(266)	48%
Capital expenditures				(290)	(454)	(36)%

Huntsman Corporation

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$64			$63
Net income attributable to noncontrolling interests			(9)			(8)
Business acquisition, integration and separation expenses	$8	$(4)	4	$10	$(2)	8
Loss from discontinued operations	1	—	1	1	(1)	—
Gain on disposition of businesses/assets	(22)	2	(20)	—	—	—
Loss on early extinguishment of debt	1	—	1	8	(3)	5
Certain legal settlements and related expenses	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	16	(4)	12	19	(4)	15
Net plant incident remediation costs	4	—	4	3	(1)	2
Restructuring, impairment and plant closing and transition costs(4)	45	(11)	34	14	15	29

Adjusted net income(2)			$91			$115

Weighted average shares-basic			236.3			244.2
Weighted average shares-diluted			240.1			246.6
Net income attributable to Huntsman Corporation per share:
Basic			$0.23			$0.23
Diluted			0.23			0.22
Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.39			$0.47
Diluted			0.38			0.47

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$220			$117
Net income attributable to noncontrolling interests			(22)			(28)
Business acquisition, integration and separation expenses	$21	$(7)	14	$31	$(7)	24
Loss from discontinued operations	4	(1)	3	3	1	4
(Gain) loss on disposition of businesses/assets	(22)	2	(20)	1	—	1
Loss on early extinguishment of debt	3	(1)	2	31	(11)	20
Certain legal settlements and related expenses	1	—	1	3	(1)	2
Amortization of pension and postretirement actuarial losses	49	(10)	39	56	(14)	42
Net plant incident remediation (credits) costs	(2)	1	(1)	3	(1)	2
Restructuring, impairment and plant closing and transition costs(4)	88	(19)	69	223	(39)	184

Adjusted net income(2)			$305			$368

Weighted average shares-basic			236.2			244.1
Weighted average shares-diluted			239.1			247.0
Net income attributable to Huntsman Corporation per share:
Basic			$0.84			$0.36
Diluted			0.83			0.36
Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$1.29			$1.51
Diluted			1.28			1.49
Capital expenditures, net of reimbursements(5)			$(262)			$(443)
Net cash provided by operating activities			$848			$387
Capital expenditures			(290)			(454)
All other investing activities			20			71
Excluding merger and acquisition/disposition activities			(9)			(5)

Free cash flow(6)			$569			$(1)

Huntsman International

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$63			$64
Net income attributable to noncontrolling interests			(9)			(8)
Business acquisition, integration and separation expenses	$8	$(4)	4	$10	$(2)	8
Loss from discontinued operations	1	—	1	1	(1)	—
Gain on disposition of businesses/assets	(22)	2	(20)	—	—	—
Loss on early extinguishment of debt	1	—	1	8	(3)	5
Certain legal settlements and related expenses	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	18	(4)	14	21	(4)	17
Net plant incident remediation costs	4	—	4	3	(1)	2
Restructuring, impairment and plant closing and transition costs(4)	45	(11)	34	14	15	29

Adjusted net income(2)			$92			$118

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$218			$118
Net income attributable to noncontrolling interests			(22)			(28)
Business acquisition, integration and separation expenses	$21	$(7)	14	$31	$(7)	24
Loss from discontinued operations	4	(1)	3	3	1	4
(Gain) loss on disposition of businesses/assets	(22)	2	(20)	1	—	1
Loss on early extinguishment of debt	3	(1)	2	31	(11)	20
Certain legal settlements and related expenses	1	—	1	3	(1)	2
Amortization of pension and postretirement actuarial losses	55	(10)	45	62	(14)	48
Net plant incident remediation (credits) costs	(2)	1	(1)	3	(1)	2
Restructuring, impairment and plant closing and transition costs(4)	88	(19)	69	223	(39)	184

Adjusted net income(2)			$309			$375

Other non-GAAP measures:
Capital expenditures, net of reimbursements(5)			$(262)			$(443)

NM—Not meaningful

(1)
Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition, integration and separation expenses; (b) EBITDA from discontinued operations; (c) (gain) loss on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident remediation costs (credits); and (h) restructuring, impairment, plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)
Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition, integration and separation expenses; (b) loss from discontinued operations; (c) (gain) loss on disposition of businesses/assets; (d) loss on early extinguishment of debt; (e) certain legal settlements and related (income) expenses; (f) amortization of pension and postretirement actuarial losses; (g) net plant incident remediation costs (credits); and

  (h) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

(5)
Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the nine months ended September 30, 2016 and 2015, capital expenditures of $290 million and $454 million, respectively, were reimbursed in part by $28 million and $11 million, respectively.

(6)
Management internally uses a free cash flow measure: (a) to evaluate the Company's liquidity, (b) to evaluate strategic investments, (c) to plan stock buyback and dividend levels, and (d) to evaluate the Company's ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow as cash flows provided by operating activities and used in investing activities, excluding merger and acquisition/disposition activities. Free cash flow is typically derived directly from the Company's condensed consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

        For the three months ended September 30, 2016, net income attributable to Huntsman Corporation was $55 million on revenues of $2,363 million, compared with net income attributable to Huntsman Corporation of $55 million on revenues of $2,638 million for the same period of 2015. For the three months ended September 30, 2016 net income attributable to Huntsman International was $54 million on revenues of $2,363 million, compared with net income attributable to Huntsman International of $56 million on revenues of $2,638 million for the same period of 2015. The unchanged net income attributable to Huntsman Corporation and the decrease of $2 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the three months ended September 30, 2016 decreased by $275 million, or 10%, as compared with the 2015 period. The decrease was primarily due to lower average selling prices in all our segments and lower sales volumes in our Polyurethanes, Performance Products and Advanced Materials segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2016 decreased by $75 million each, or 16% each, as compared with the 2015 period. The decrease resulted from lower gross margins in our Polyurethanes, Performance Products and Pigments and Additives segments. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2016 decreased by $55 million each, or 19%, as compared with the 2015 period, primarily related to a decrease in acquisition expenses, the impact of translating foreign currency amounts to the U.S. dollar, lower foreign currency transaction losses and a gain associated with the sale of a business within our Pigments and Additives segment.

  •
  Restructuring, impairment and plant closing costs for the three months ended September 30, 2016 increased to $45 million from $14 million in the 2015 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

  •
  Loss on early extinguishment of debt for three months ended September 30, 2016 decreased to $1 million from $8 million in the 2015 period. During the three months ended September 30, 2015, we recorded a loss on early extinguishment of debt of $7 million related to the redemption of the remainder of our senior subordinated notes due 2021.

  •
  Our income tax benefit for the three months ended September 30, 2016 increased to an income tax benefit of $1 million from an income tax expense of $49 million in the 2015 period. The income tax expense of Huntsman International for the three months ended September 30, 2016 decreased to nil from $48 million in the 2015 period. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 15. Income Taxes" to our condensed consolidated financial statements.

Segment Analysis

	Three months ended September 30,
			Percent Change Favorable (Unfavorable)
	2016	2015
Revenues
Polyurethanes	$891	$1,017	(12)%
Performance Products	509	618	(18)%
Advanced Materials	247	275	(10)%
Textile Effects	184	196	(6)%
Pigments and Additives	532	543	(2)%
Corporate and eliminations	—	(11)	NM

Total	$2,363	$2,638	(10)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$137	$168	(18)%
Performance Products	70	122	(43)%
Advanced Materials	55	56	(2)%
Textile Effects	17	10	70%
Pigments and Additives	38	5	660%
Corporate and other	(45)	(50)	10%

Total	$272	$311	(13)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$137	$168	(18)%
Performance Products	70	122	(43)%
Advanced Materials	55	56	(2)%
Textile Effects	17	10	70%
Pigments and Additives	38	5	660%
Corporate and other	(44)	(49)	10%

Total	$273	$312	(13)%

  NM—Not meaningful

(1)
For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see "Note 17. Operating Segment Information" to our condensed consolidated financial statements.

	Three months ended September 30, 2016 vs 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(10)%	(1)%	7%	(8)%
Performance Products	(7)%	(1)%	(1)%	(9)%
Advanced Materials	(2)%	(1)%	5%	(12)%
Textile Effects	(8)%	(2)%	(1)%	5%
Pigments and Additives	(3)%	(1)%	2%	—
Total Company	(7)%	(1)%	4%	(6)%

	Three months ended September 30, 2016 vs June 30, 2016
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	2%	(1)%	9%	(19)%
Performance Products	(1)%	—	(1)%	(8)%
Advanced Materials	(1)%	—	1%	(5)%
Textile Effects	(3)%	—	—	(4)%
Pigments and Additives	3%	(1)%	—	(10)%
Total Company	2%	(1)%	5%	(13)%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the three months ended September 30, 2016 compared to the same period of 2015 was primarily due to lower average selling prices and lower MTBE sales volumes, partially offset by higher MDI sales volumes. MDI average selling prices decreased in response to lower raw material costs. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MTBE sales volumes decreased primarily due to the impact of weather related and other production outages. MDI sales volumes increased due to higher demand in the Americas and European regions. The decrease in segment adjusted EBITDA was primarily due to lower MTBE margins and the impact of weather related and other production outages estimated at approximately $15 million, partially offset by higher MDI margins and sales volumes.

Performance Products

        The decrease in revenues in our Performance Products segment for the three months ended September 30, 2016 compared to the same period of 2015 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and competitive market conditions. Sales volumes decreased primarily due to the impact of weather related and other production outages, softer demand in China and oilfield applications as well as competitive market conditions. The decrease in segment adjusted EBITDA was primarily due to the impact of weather related and other production outages estimated at approximately $10 million as well as lower margins in our amines, maleic anhydride and upstream intermediates businesses.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2016 compared to the same period of 2015 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to soft demand for low value business in our coatings and construction and wind markets, partially offset by global growth in our aerospace and electronic markets. Average selling prices decreased in our Asia Pacific region primarily as a result of competitive pressure in our electrical, electronic and wind markets, partially offset by higher average selling prices in our European and Americas regions. Segment adjusted EBITDA was essentially flat as lower sales volumes and lower margins were mostly offset by lower selling, general and administrative costs.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the three months ended September 30, 2016 compared to the same period of 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. Sales volumes increased in key target countries, mainly in South Asia. The increase in segment adjusted EBITDA was primarily due to higher margins from lower raw material costs as well as lower selling, general and administrative costs.

Pigments and Additives

        The decrease in revenues in our Pigments and Additives segment for the three months ended September 30, 2016 compared to the same period in 2015 was due to lower average selling prices. Average selling prices decreased primarily as a result of competitive pressure; however, they increased compared to the prior quarter. Sales volumes were unchanged as increased end use demand for our titanium dioxide products was offset by seasonally lower volumes for our additives products. The increase in segment adjusted EBITDA was primarily due to higher margins resulting from restructuring savings.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2016, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $5 million to a loss of $45 million from a loss of $50 million for the same period in 2015. For the three months ended September 30, 2016, adjusted EBITDA from Corporate and other for Huntsman International increased by $5 million to a loss of $44 million from a loss of $49 million for the same period in 2015. The increase in adjusted EBITDA from Corporate and other resulted primarily from an increase in unallocated foreign currency exchange gain and an increase in income from benzene sales, partially offset by a decrease in LIFO inventory valuation income and an increase in unallocated corporate overhead.

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

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

        For the nine months ended September 30, 2016, net income attributable to Huntsman Corporation was $198 million on revenues of $7,262 million, compared with net income attributable to Huntsman Corporation of $89 million on revenues of $7,967 million for the same period of 2015. For the nine months ended September 30, 2016 net income attributable to Huntsman International was $196 million on revenues of $7,262 million, compared with net income attributable to Huntsman International of $90 million on revenues of $7,967 million for the same period of 2015. The increase of $109 million in net income attributable to Huntsman Corporation and the increase of $106 million in net income attributable to Huntsman International was the result of the following items:

  •
  Revenues for the nine months ended September 30, 2016 decreased by $705 million, or 9%, as compared with the 2015 period. The decrease was primarily due to lower average selling prices in all our segments and lower sales volumes in our Performance Products and Advanced Materials segments. See "—Segment Analysis" below.

  •
  Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2016 decreased by $201 million each, or 14% each, as compared with the 2015 period. The decrease resulted from lower gross margins in our Performance Products segment. See "—Segment Analysis" below.

  •
  Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2016 decreased by $107 million and $106 million, respectively, or 12% each, as compared with the 2015 period, primarily related to a decrease in acquisition expenses, the impact of translating foreign currency amounts to the U.S. dollar, lower foreign currency transaction losses, a decrease in selling, general and administrative expenses as a result of cost savings from restructuring programs and a gain associated with the sale of a business within our Pigments and Additives segment.

  •
  Restructuring, impairment and plant closing costs for the nine months ended September 30, 2016 decreased to $87 million from $221 million in the 2015 period. For more information concerning restructuring activities, see "Note 5. Restructuring, Impairment and Plant Closing Costs" to our condensed consolidated financial statements.

  •
  Loss on early extinguishment of debt for nine months ended September 30, 2016 decreased to $3 million from $31 million in the 2015 period. During the nine months ended September 30, 2015, we recorded a loss on early extinguishment of debt of $30 million primarily related to the redemption of our senior subordinated notes due 2021.

  •
  Our income tax expense and the income tax expense of Huntsman International for the nine months ended September 30, 2016 decreased to $58 million from $85 million in the 2015 period. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see "Note 15. Income Taxes" to our condensed consolidated financial statements.

Segment Analysis

	Nine months ended September 30,
			Percent Change Favorable (Unfavorable)
	2016	2015
Revenues
Polyurethanes	$2,703	$2,902	(7)%
Performance Products	1,611	1,949	(17)%
Advanced Materials	774	847	(9)%
Textile Effects	567	618	(8)%
Pigments and Additives	1,648	1,707	(3)%
Corporate and eliminations	(41)	(56)	NM

Total	$7,262	$7,967	(9)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$439	$432	2%
Performance Products	248	384	(35)%
Advanced Materials	173	172	1%
Textile Effects	59	50	18%
Pigments and Additives	84	61	38%
Corporate and other	(132)	(118)	(12)%

Total	$871	$981	(11)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$439	$432	2%
Performance Products	248	384	(35)%
Advanced Materials	173	172	1%
Textile Effects	59	50	18%
Pigments and Additives	84	61	38%
Corporate and other	(129)	(114)	(13)%

Total	$874	$985	(11)%

NM—Not meaningful

(1)
For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see "Note 17. Operating Segment Information" to our condensed consolidated financial statements.

	Nine months ended September 30, 2016 vs 2015
	Average Selling Price(1)
	Local Currency	Foreign Currency Translation Impact	Mix & Other	Sales Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(15)%	(1)%	—	9%
Performance Products	(10)%	(1)%	(4)%	(2)%
Advanced Materials	(2)%	(2)%	3%	(8)%
Textile Effects	(6)%	(3)%	—	1%
Pigments and Additives	(7)%	(1)%	2%	3%
Total Company	(11)%	(1)%	(1)%	4%

(1)
Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)
Excludes sales volumes of byproducts and raw materials.

Polyurethanes

        The decrease in revenues in our Polyurethanes segment for the nine months ended September 30, 2016 compared to the same period of 2015 was primarily due to lower average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased in response to lower raw material costs. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MDI sales volumes increased due to higher demand in the Americas and European regions. PO/MTBE sales volumes increased primarily due to the impact of the prior year planned maintenance outage. The increase in segment adjusted EBITDA was primarily due to the impact of the prior year planned PO/MTBE maintenance outage of approximately $90 million and higher MDI margins and sales volumes, partially offset by lower MTBE margins and the impact of weather related and other production outages during the third quarter of 2016 estimated at approximately $15 million.

Performance Products

        The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2016 compared to the same period of 2015 was primarily due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs and competitive market conditions. Sales volumes decreased primarily due to the impact of weather related and other production outages, softer demand in China and oilfield applications as well as competitive market conditions. The decrease in segment adjusted EBITDA was primarily due to the impact of weather related and other production outages estimated at approximately $10 million as well as lower margins in our amines, maleic anhydride and upstream intermediates businesses.

Advanced Materials

        The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2016 compared to the same period of 2015 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily in the Americas region, due to competitive pressure and soft demand. Average selling prices decreased in our Asia Pacific region primarily due to price concessions in our electrical, electronic and wind markets and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies, partially offset by higher average selling prices in our other regions due to sales in higher value markets. Segment adjusted EBITDA was unchanged as savings from lower raw material costs were offset by lower sales volumes and lower selling prices.

Textile Effects

        The decrease in revenues in our Textile Effects segment for the nine months ended September 30, 2016 compared to the same period of 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to lower raw material costs and the foreign currency exchange impact of a stronger U.S. dollar against major international currencies. Sales volumes increased in key target countries, mainly in South Asia. The increase in segment adjusted EBITDA was primarily due to higher margins from lower raw material costs and lower selling, general and administrative costs.

Pigments and Additives

        The decrease in revenues in our Pigments and Additives segment for nine months ended September 30, 2016 compared to the same period of 2015 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily as a result of competitive pressure and the foreign currency exchange impact of a stronger U.S. dollar primarily against the euro. Sales volumes increased primarily due to increased end use demand for our titanium dioxide products. The increase in segment adjusted EBITDA was primarily due to higher margins resulting from restructuring savings.

Corporate and other

        Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2016, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $14 million to a loss of $132 million from a loss of $118 million for the same period in 2015. For the nine months ended September 30, 2016, adjusted EBITDA from Corporate and other for Huntsman International decreased by $15 million to a loss of $129 million from a loss of $114 million for the same period in 2015. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a decrease in LIFO inventory valuation income and an increase in unallocated corporate overhead, partially offset by an increase in unallocated foreign currency exchange gain and an increase in income from benzene sales.

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

Cash

        Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $848 million and $387 million, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 2016 compared with the same period in 2015 was primarily attributable to increased operating income as described in "—Results of Operations" above as well as a $359 million favorable variance in operating assets and liabilities for the nine months ended September 30, 2016 as compared with the same period of 2015.

        Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $270 million and $383 million, respectively. During the nine months ended September 30, 2016 and 2015, we paid $290 million and $454 million, respectively, for capital expenditures. During the nine months ended September 30, 2016 and 2015, we made investments in Louisiana Pigment Company, L.P. of $23 million and $26 million, respectively, and in our BASF Huntsman Shanghai Isocyanate Investment B.V. joint venture of nil and $12 million, respectively, and received dividends from Louisiana Pigment Company, L.P. of $25 million and $33 million, respectively. During the nine months ended September 30, 2016 and 2015, we paid nil and $14 million, respectively, for the acquisition of businesses and received proceeds from a purchase price adjustment of nil and $18 million, respectively, related to our acquisition of the Performance Additives and Titanium Dioxide businesses of Rockwood Holdings, Inc. During the nine months ended September 30, 2015, we received $66 million from the termination of cross-currency interest rate contracts.

        Net cash used in financing activities for the nine months ended September 30, 2016 and 2015 was $397 million and $418 million, respectively. The decrease in net cash used in financing activities was primarily due to an increase in proceeds from the issuance of long-term debt, partially offset by an increase in repayments of long-term debt during the 2016 period as compared to the 2015 period. On April 1, 2016, we entered into the 2016 Term Loan B in an aggregate principal amount of $550 million. Additionally, on April 1, 2016, we used the net proceeds of the 2016 Term Loan B to repay in full our extended term loan B due 2017, extended term loan B—series 2 due 2017 and our Term Loan C. On both July 22, 2016 and September 30, 2016, we prepaid $100 million of our Extended Term Loan B. On March 31, 2015, we issued €300 million (approximately $326 million) aggregate principal amount of 2025 Senior Notes. On April 17, 2015, we used the net proceeds of this offering to redeem $289 million ($294 million carrying value) of our senior subordinated notes due 2021 and redeemed the remaining $195 million ($198 million carrying value) of our senior subordinated notes due 2021 during the third quarter of 2015.

        Free cash flow for the nine months ended September 30, 2016 and 2015 were cash proceeds of $569 million and use of cash of $1 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities, excluding merger and acquisition activities.

Changes in Financial Condition

        The following information summarizes our working capital position (dollars in millions):

	September 30, 2016	December 31, 2015	Increase (Decrease)	Percent Change
Cash and cash equivalents	$439	$257	$182	71%
Restricted cash	11	12	(1)	(8)%
Accounts and notes receivable, net	1,466	1,449	17	1%
Inventories	1,444	1,692	(248)	(15)%
Prepaid expenses	75	112	(37)	(33)%
Current assets held for sale	31	—	31	NM
Other current assets	317	312	5	2%

Total current assets	3,783	3,834	(51)	(1)%

Accounts payable	1,026	1,061	(35)	(3)%
Accrued liabilities	655	686	(31)	(5)%
Current portion of debt	88	170	(82)	(48)%
Current liabilities held for sale	20	—	20	NM

Total current liabilities	1,789	1,917	(128)	(7)%

Working capital	$1,994	$1,917	$77	4%

        Our working capital increased by $77 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $182 million resulted from the matters identified on our condensed consolidated statements of cash flows.

  •
  Accounts and notes receivable increased by $17 million mainly due to higher revenues in the three months ended September 30, 2016 compared to the three months ended December 31, 2015.

  •
  Inventories decreased by $248 million primarily due to lower inventory volumes and lower inventory costs.

  •
  Prepaid expenses decreased by $37 million mainly due to the distribution of employee termination and other restructuring costs that were prefunded during the fourth quarter of 2015.

  •
  Accounts payable decreased by $35 million primarily due to lower purchases consistent with the lower inventory balances noted above.

  •
  Accrued liabilities decreased by $31 million primarily due to the distribution of prefunded restructuring costs.

  •
  Current portion of debt decreased by $82 million primarily due to the repayment of our Term Loan C during the second quarter of 2016. On April 1, 2016, this debt was refinanced with the 2016 Term Loan B. Additionally, on both July 22, 2016 and September 30, 2016, Huntsman International prepaid $100 million of its 2015 Extended Term Loan B. See "Note 6. Debt—Direct and Subsidiary Debt" to our condensed consolidated financial statements.

  •
  Current assets held for sale and current liabilities held for sale as of September 30, 2016 represent the assets and liabilities of our European surfactants business included in the planned transaction with Innospec.

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

LIQUIDITY

        We depend upon our cash, credit facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2016, we had $1,247 million of combined cash and unused borrowing capacity, consisting of $450 million in cash and restricted cash, $633 million in availability under our Revolving Facility, and $164 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

  •
  Cash from our accounts receivable and inventory, net of accounts payable, increased by approximately $224 million for the nine months ended September 30, 2016, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

  •
  During 2016, we expect to spend approximately $450 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades; and periodic maintenance and repairs applicable to major units of manufacturing facilities. We expect to fund this spending with cash provided by operations.

  •
  During the nine months ended September 30, 2016, we made contributions to our pension and postretirement benefit plans of $54 million. During 2016, we expect to contribute an additional amount of approximately $20 million to these plans.

  •
  We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2016, we had $118 million of accrued restructuring costs from continuing operations, of which $68 million is classified as current. For further discussion of these plans and the costs involved, see "Note 5. Restructuring, Impairment and Plant Closing costs" to our condensed consolidated financial statements.

  •
  The payment of dividends is a business decision made by our Board of Directors from time to time based on our earnings, financial position and prospects, and such other considerations as our Board of Directors considers relevant. Historically, our Board of Directors has declared quarterly cash dividends of $0.125 per share of common stock. While management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

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

  •
  On August 3, 2016, we announced that Innospec had committed to purchase our European surfactants business for an enterprise value of $225 million pursuant to the terms of an Exclusivity and Put Option Agreement under which we could, by notice to Innospec, exercise an option to enter into an agreed form SAPA with Innospec. We have provided that notice and, as of October 25, 2016, we and Innospec have each signed the SAPA and an amendment thereto. Under the terms of the transaction, Innospec will acquire our manufacturing facilities located in Saint-Mihiel, France; Castiglione delle Stiviere, Italy; and Barcelona, Spain. The $225 million enterprise value includes our related trade receivables and payables, which we will retain. The purchase price will be subject to additional working capital and other adjustments. Closing is expected to occur by the end of the fourth quarter of 2016 and is subject to customary conditions. We expect to use the net proceeds from the sale to repay debt. The assets and liabilities of this business are included in our Performance Products segment and are classified as held for sale on the accompanying balance sheets. For more information, see "Note 1. General—Recent Developments—Sale of European Surfactants Manufacturing Facilities" to our condensed consolidated financial statements.

  •
  In connection with the spin-off of our Pigments and Additives and Textile Effects businesses into a separate, publicly traded company, which we refer to as "SpinCo," we anticipate that SpinCo will enter into new financing arrangements in anticipation of the spin-off. After SpinCo has entered into its new financing arrangements but immediately prior to separation, it will make a cash distribution to Huntsman International and, at separation, SpinCo will assume various Huntsman International indebtedness. We anticipate that SpinCo will fund such cash distribution and will repay such assumed indebtedness with the proceeds of its new financing arrangement. In connection with the spin-off, we expect to incur various significant one-time costs associated with the spin-off in the coming periods.

  •
  On both July 22, 2016 and September 30, 2016, Huntsman International prepaid $100 million of the 2015 Extended Term Loan B. In connection with the $200 million prepayments on our term loan, we recognized a loss on early extinguishment of debt of $1 million in the third quarter of 2016. See "Note 6. Debt—Direct and Subsidiary Debt—Senior Credit Facilities" to our condensed consolidated financial statements.

        As of September 30, 2016, we had $88 million classified as current portion of debt, including a short-term borrowing facility in China totaling $12 million, scheduled Senior Credit Facilities amortization payments totaling $18 million, debt at our variable interest entities of $20 million, and certain other short-term facilities and scheduled amortization payments totaling $38 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

        As of September 30, 2016, we had approximately $343 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or as repayments of intercompany debt. If foreign cash were repatriated as dividends, the dividends could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt if necessary, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as dividends. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

CAPITAL RESOURCES

        We are now commissioning a new production facility in Augusta, Georgia for the synthesis of iron oxide pigments, which we purchased from Rockwood Holdings, Inc. During commissioning, the facility has experienced delays producing products at the expected specifications and quantities, causing us to question the capabilities of the Augusta technology. Based on the facility's performance during the commissioning process, we have concluded that production capacity at our Augusta facility will be substantially lower than originally anticipated.

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

        Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2016, we had approximately $176 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

September 30, 2016
Notional Value	Effective Date	Maturity	Fixed Rate	Fair Value
$50	December 2014	April 2017	2.5%	$1 current liability
50	January 2015	April 2017	2.5%	1 current liability

        Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See "Note 4. Variable Interest Entities" to our condensed consolidated financial statements. The notional amount of the swap as of September 30, 2016 was $20 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2016, the fair value of the swap was $2 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

        In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of September 30, 2016, the fair value of this swap was $21 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

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

        We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2016, we have designated approximately €671 million (approximately $754 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three and nine months ended September 30, 2016, the amount of loss recognized on the hedge of our net investment was $11 million and $18 million, respectively, and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income (loss).

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the three months ended September 30, 2016, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.    RISK FACTORS

        For information regarding risk factors, see "Part I. Item 1A. Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the risk factors noted in the Annual Report on Form 10-K, the following risk factors are applicable to the Company.

The proposed spin-off of our Pigments & Additives and Textile Effects businesses is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us if not completed.

        On October 28, 2016, we announced plans to spin off our Pigments & Additives and Textile Effects businesses into a separate, publicly traded company we refer to as "SpinCo." Completion of the proposed spin-off is subject to various conditions and may be affected by unanticipated developments or changes in market conditions that could delay, prevent, or otherwise adversely affect the spin-off. Completion of the spin-off will be contingent upon several factors, including, but not limited to, authorization and approval of our Board of Directors, receipt of a private letter ruling from the IRS, receipt of a tax opinion regarding the tax-free status of the spin-off, completion of new financing arrangements, execution of ancillary agreements, and the effectiveness of a registration statement with the SEC. There can be no assurance that the spin-off will be completed as expected, if at all.

        In pursuing the proposed spin-off, our ongoing businesses may be adversely affected, and we may be subject to certain risks and consequences, including, but not limited to, the following:

  •
  execution of the proposed spin-off will require significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;

  •
  completion of the spin-off will require strategic, structural and process realignment and restructuring actions within our operations, which could lead to a disruption of our operations, loss of, or inability to recruit key personnel needed to operate and grow our businesses and to complete the proposed spin-off;

  •
  completion of the spin-off may require certain management and procedural redundancies as we prepare for the spin-off, which may result in operating inefficiencies; and

  •
  we will be required to pay certain costs and expenses relating to the spin-off, such as legal, accounting, and other professional fees, whether or not it is completed.

        We may also experience negative reactions from the financial markets if we fail to complete the spin-off.

        Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows, and the price of our common stock.

We may be unable to achieve some or all of the anticipated benefits from the spin-off.

        We may not realize some or all of the financial, operational, managerial, and other anticipated benefits from the spin-off, or the spin-off may not provide such benefits on the scale we anticipate. In addition, we will incur one-time costs in connection with the spin-off that may negate some of the benefits we expect to achieve.

If the proposed spin-off of our Pigments & Additives and Textile Effects businesses is completed, the trading price of our common stock will likely decline.

        We expect the trading price of our common stock immediately following the spin-off to be lower than immediately preceding the spin-off, as the trading price of our common stock will no longer reflect the value of our Pigments & Additives and Textile Effects businesses. In addition, there can be no assurance that that the combined value of the common stock of the two publicly-traded companies following the completion of the spin-off will be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

The spin-off could result in substantial tax liability.

        The spin-off is intended to qualify for tax-free treatment under Section 355, 361 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). We are seeking, and completion of the spin-off is conditioned upon the receipt of, a private letter ruling from the U.S. Internal Revenue Service ("IRS") to the effect that our retention of SpinCo Class A common stock will not be in pursuance of a plan having as one of its principal purposes the avoidance of federal income tax, that certain post-spin-off exchanges of such SpinCo stock for our Company's indebtedness will be treated as tax-free under Section 355 and 361 of the Code and that certain payments or transfers of assets and liabilities that may occur following the spin-off will be treated as part of the spin-off transaction (the "IRS Ruling"). If the IRS Ruling is received, our tax counsel is expected to issue an opinion that our pro rata distribution of all outstanding SpinCo Class B common stock to our stockholders qualifies as a tax-free transaction under Sections 355, 361 and/or 368(a)(1)(D) of the Code and that certain elements of the restructuring transactions undertaken as part of the spin-off will also qualify for tax-free treatment under Sections 355, 361 and/or 368(a)(1)(D) of the Code (the "Tax Opinion").

        The tax-free treatment of the spin-off will be contingent on the continued validity of the IRS Ruling and the Tax Opinion, both of which will be based on certain facts, representations and undertakings. If any of such facts, representations or undertakings are not correct, are incomplete, or are violated, the IRS Ruling could be revoked or modified by the IRS and our Company's ability to rely on the Tax Opinion could be jeopardized. If the spin-off distribution, and/or related internal transactions, were determined to be taxable, Huntsman or SpinCo could incur significant U.S. federal income tax liabilities. In addition, if the spin-off were deemed to be taxable, each holder of Huntsman common stock who received shares of SpinCo would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of SpinCo received.

        Even if the distribution otherwise qualifies for tax-free treatment, the distribution may result in a corporate-level taxable gain to our Company if 50 percent or more, by vote or value, of Huntsman or SpinCo common stock, is treated as acquired or issued as part of a plan or series of related transactions that includes the distribution. In that event, while our Company would recognize a taxable gain as described above, the distribution would be tax-free to our common stockholders.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our

2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the nine months ended September 30, 2016.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July	—	$—	—	$50,000,000
August	—	—	—	50,000,000
September	2,232	15.44	—	50,000,000

Total	2,232	$15.44	—

(1)
On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the three months ended September 30, 2016. For more information, see "Note 10. Huntsman Corporation Stockholders' Equity—Share Repurchase Program" to our condensed consolidated financial statements.

ITEM 6.    EXHIBITS

2.1	Share and Asset Purchase Agreement, dated as of October 26, 2016 by and between Huntsman Investments (Netherlands) B.V. and Innospec International LTD (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on October 26, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2016	HUNTSMAN CORPORATION HUNTSMAN INTERNATIONAL LLC
	By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RANDY W. WRIGHT Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

2.1	Share and Asset Purchase Agreement, dated as of October 26, 2016 by and between Huntsman Investments (Netherlands) B.V. and Innospec International LTD (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on October 26, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase