Form 10-Q
period 2017-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2017-04-26
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND     EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001‑32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42‑1648585
333‑85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87‑0630358

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Huntsman Corporation	YES ☐	NO ☐
Huntsman International LLC	YES ☐	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

On April 19, 2017, 239,748,757 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

This Quarterly Report on Form 10‑Q presents information for two registrants: Huntsman Corporation and Huntsman International LLC. Huntsman International LLC is a wholly-owned subsidiary of Huntsman Corporation and is the principal operating company of Huntsman Corporation. The information reflected in this Quarterly Report on Form 10‑Q is equally applicable to both Huntsman Corporation and Huntsman International LLC, except where otherwise indicated. Huntsman International LLC meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10‑Q and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2017

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2017

FORWARD‑LOOKING STATEMENTS

With respect to Huntsman Corporation, certain information set forth in this report contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward‑looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, business separations, spin‑offs, or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward‑looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward‑looking statements from time to time. All such subsequent forward‑looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward‑looking statements, including without limitation management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward‑looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward‑looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable law.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward‑looking statements contained in or contemplated by this report. Any forward‑looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$457	$414
Restricted cash(a)	12	11
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $27, respectively), ($460 and $437 pledged as collateral, respectively)(a)	1,471	1,402
Accounts receivable from affiliates	37	33
Inventories(a)	1,486	1,344
Prepaid expenses	63	60
Other current assets(a)	309	291
Total current assets	3,835	3,555
Property, plant and equipment, net(a)	4,186	4,212
Investment in unconsolidated affiliates	336	332
Intangible assets, net(a)	82	66
Goodwill	122	121
Deferred income taxes	412	396
Other noncurrent assets(a)	515	507
Total assets	$9,488	$9,189

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,125	$1,071
Accounts payable to affiliates	37	31
Accrued liabilities(a)	632	616
Current portion of debt(a)	61	60
Total current liabilities	1,855	1,778
Long-term debt(a)	4,161	4,135
Notes payable to affiliates	—	1
Deferred income taxes	437	427
Other noncurrent liabilities(a)	1,386	1,381
Total liabilities	7,839	7,722
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 252,328,698 and 250,802,175 shares issued and 238,152,916 and 236,370,347 shares outstanding, respectively	3	3
Additional paid-in capital	3,504	3,447
Treasury stock, 12,607,223 shares	(150)	(150)
Unearned stock-based compensation	(29)	(17)
Accumulated deficit	(300)	(325)
Accumulated other comprehensive loss	(1,576)	(1,671)
Total Huntsman Corporation stockholders’ equity	1,452	1,287
Noncontrolling interests in subsidiaries	197	180
Total equity	1,649	1,467
Total liabilities and equity	$9,488	$9,189

(a)

At March 31, 2017 and December 31, 2016, respectively, $28 and $25 of cash and cash equivalents, $10 each of restricted cash, $33 and $27 of accounts and notes receivable (net), $42 and $46 of inventories, $6 and $5 of other current assets, $279 and $284 of property, plant and equipment (net), $32 and $31 of intangible assets (net), $37 each of other noncurrent assets, $86 and $90 of accounts payable, $32 and $34 of accrued liabilities, $21 and $14 of current portion of debt, $104 and $114 of long‑term debt, and $77 and $76 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months
	ended
	March 31,
	2017	2016
Revenues:
Trade sales, services and fees, net	$2,428	$2,321
Related party sales	41	34
Total revenues	2,469	2,355
Cost of goods sold	2,003	1,939
Gross profit	466	416
Operating expenses:
Selling, general and administrative	228	223
Research and development	37	37
Restructuring, impairment and plant closing costs	36	13
Business separation expenses	9	-
Other operating (income) expense, net	(6)	5
Total expenses	304	278
Operating income	162	138
Interest expense	(48)	(50)
Equity in income of investment in unconsolidated affiliates	—	1
Other income	2	1
Income from continuing operations before income taxes	116	90
Income tax expense	(23)	(27)
Income from continuing operations	93	63
Loss from discontinued operations	(1)	(1)
Net income	92	62
Net income attributable to noncontrolling interests	(16)	(6)
Net income attributable to Huntsman Corporation	$76	$56

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.32	$0.24
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—
Net income attributable to Huntsman Corporation common stockholders	$0.32	$0.24
Weighted average shares	237.4	236.1
Diluted income (loss) per share:

Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.31	$0.24
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—
Net income attributable to Huntsman Corporation common stockholders	$0.31	$0.24
Weighted average shares	242.5	237.9
Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$77	$57
Loss from discontinued operations, net of tax	(1)	(1)
Net income	$76	$56
Dividends per share	$0.125	$0.125

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2017	2016
Net income	$92	$62
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	77	27
Pension and other postretirement benefits adjustments	18	13
Other, net	2	(11)
Other comprehensive income, net of tax	97	29
Comprehensive income	189	91
Comprehensive income attributable to noncontrolling interests	(18)	(8)
Comprehensive income attributable to Huntsman Corporation	$171	$83

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Accumulated	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	deficit	loss	subsidiaries	equity
Balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$180	$1,467
Net income	—	—	—	—	—	76	—	16	92
Other comprehensive income	—	—	—	—	—	—	95	2	97
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,158,884	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(343,712)	—	—	—	—	(8)	—	—	(8)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	2	2
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock options exercised	967,397	—	30	—	—	(13)	—	—	17
Dividends declared on common stock	—	—	—	—	—	(30)	—	—	(30)
Balance, March 31, 2017	238,152,916	$3	$3,504	$(150)	$(29)	$(300)	$(1,576)	$197	$1,649

Balance, January 1, 2016	237,080,026	$3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$187	$1,629
Net income	—	—	—	—	—	56	—	6	62
Other comprehensive income	—	—	—	—	—	—	27	2	29
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	880,269	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(244,324)	—	—	—	—	(2)	—	—	(2)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—	—
Excess tax shortfall related to stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	(30)	—	—	(30)
Balance, March 31, 2016	236,271,202	$3	$3,439	$(150)	$(28)	$(504)	$(1,261)	$186	$1,685

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2017	2016
Operating Activities:
Net income	$92	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	—	(1)
Depreciation and amortization	106	100
Loss on disposal of businesses/assets, net	26	—
Noncash interest expense	3	4
Noncash restructuring and impairment charges	3	5
Deferred income taxes	4	6
Noncash gain on foreign currency transactions	(5)	—
Stock-based compensation	10	8
Portion of insurance proceeds representing cash provided by investing activities	(54)	—
Other, net	(1)	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(57)	(105)
Inventories	(110)	22
Prepaid expenses	(2)	2
Other current assets	(15)	33
Other noncurrent assets	(5)	(20)
Accounts payable	77	(31)
Accrued liabilities	19	—
Other noncurrent liabilities	2	1
Net cash provided by operating activities	93	88
Investing Activities:
Capital expenditures	(74)	(99)
Insurance proceeds for recovery of property damage	54	—
Cash received from unconsolidated affiliates	12	10
Investment in unconsolidated affiliates	(15)	(12)
Change in restricted cash	(1)	2
Other, net	—	(2)
Net cash used in investing activities	(24)	(101)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2017	2016
Financing Activities:
Net borrowings under revolving loan facilities	$—	$45
Repayments of short-term debt	(6)	(12)
Borrowings on short-term debt	2	4
Repayments of long-term debt	(7)	(27)
Proceeds from issuance of long-term debt	8	—
Repayments of notes payable	(5)	(9)
Borrowings on notes payable	—	2
Dividends paid to noncontrolling interests	(3)	(9)
Contribution from noncontrolling interests	2	—
Dividends paid to common stockholders	(30)	(30)
Repurchase and cancellation of stock awards	(8)	(2)
Proceeds from issuance of common stock	17	—
Other, net	(1)	—
Net cash used in financing activities	(31)	(38)
Effect of exchange rate changes on cash	5	2
Increase (decrease) in cash and cash equivalents	43	(49)
Cash and cash equivalents at beginning of period	414	257
Cash and cash equivalents at end of period	$457	$208

Supplemental cash flow information:
Cash paid for interest	$36	$35
Cash paid for income taxes	8	5

As of March 31, 2017 and 2016, the amount of capital expenditures in accounts payable was $55 million and $62 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$454	$413
Restricted cash(a)	12	11
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $27, respectively), ($460 and $437 pledged as collateral, respectively)(a)	1,471	1,402
Accounts receivable from affiliates	362	347
Inventories(a)	1,486	1,344
Prepaid expenses	62	60
Other current assets(a)	304	286
Total current assets	4,151	3,863
Property, plant and equipment, net(a)	4,167	4,190
Investment in unconsolidated affiliates	336	332
Intangible assets, net(a)	82	66
Goodwill	122	121
Deferred income taxes	412	396
Other noncurrent assets(a)	514	507
Total assets	$9,784	$9,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,125	$1,070
Accounts payable to affiliates	75	66
Accrued liabilities(a)	629	613
Notes payable to affiliates	100	100
Current portion of debt(a)	61	60
Total current liabilities	1,990	1,909
Long-term debt(a)	4,161	4,135
Notes payable to affiliates	711	697
Deferred income taxes	433	423
Other noncurrent liabilities(a)	1,385	1,375
Total liabilities	8,680	8,539
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,235	3,226
Accumulated deficit	(734)	(779)
Accumulated other comprehensive loss	(1,594)	(1,691)
Total Huntsman International LLC members’ equity	907	756
Noncontrolling interests in subsidiaries	197	180
Total equity	1,104	936
Total liabilities and equity	$9,784	$9,475

(a)

At March 31, 2017 and December 31, 2016, respectively, $28 and $25 of cash and cash equivalents, $10 each of restricted cash, $33 and $27 of accounts and notes receivable (net), $42 and $46 of inventories, $6 and $5 of other current assets, $279 and $284 of property, plant and equipment (net), $32 and $31 of intangible assets (net), $37 each of other noncurrent assets, $86 and $90 of accounts payable, $32 and $34 of accrued liabilities, $21 and $14 of current portion of debt, $104 and $114 of long‑term debt, and $77 and $76 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months
	ended
	March 31,
	2017	2016
Revenues:
Trade sales, services and fees, net	$2,428	$2,321
Related party sales	41	34
Total revenues	2,469	2,355
Cost of goods sold	2,002	1,938
Gross profit	467	417
Operating expenses:
Selling, general and administrative	226	221
Research and development	37	37
Restructuring, impairment and plant closing costs	36	13
Business separation expenses	9	—
Other operating (income) expense, net	(5)	5
Total expenses	303	276
Operating income	164	141
Interest expense	(51)	(53)
Equity in income of investment in unconsolidated affiliates	—	1
Other income	2	1
Income from continuing operations before income taxes	115	90
Income tax expense	(23)	(27)
Income from continuing operations	92	63
Loss from discontinued operations, net of tax	(1)	(1)
Net income	91	62
Net income attributable to noncontrolling interests	(16)	(6)
Net income attributable to Huntsman International LLC	$75	$56

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2017	2016
Net income	$91	$62
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	77	28
Pension and other postretirement benefits adjustments	20	15
Other, net	2	(11)
Other comprehensive income, net of tax	99	32
Comprehensive income	190	94
Comprehensive income attributable to noncontrolling interests	(18)	(8)
Comprehensive income attributable to Huntsman International LLC	$172	$86

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity		Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit	loss	subsidiaries	equity
Balance, January 1, 2017	2,728	$3,226	$(779)	$(1,691)	$180	$936
Net income	-	-	75	-	16	91
Dividends paid to parent	-	-	(30)	-	-	(30)
Other comprehensive income	-	-	-	97	2	99
Contribution from parent	-	9	-	-	-	9
Contribution from noncontrolling interests	-	-	-	-	2	2
Dividends paid to noncontrolling interests	-	-	-	-	(3)	(3)
Balance, March 31, 2017	2,728	$3,235	$(734)	$(1,594)	$197	$1,104

Balance, January 1, 2016	2,728	$3,196	$(983)	$(1,316)	$187	$1,084
Net income	-	-	56	-	6	62
Dividends paid to parent	-	-	(30)	-	-	(30)
Other comprehensive loss	-	-	-	30	2	32
Contribution from parent	-	7	-	-	-	7
Dividends paid to noncontrolling interests	-	-	-	-	(9)	(9)
Excess tax shortfall related to stock-based compensation	-	(3)	-	-	-	(3)
Balance, March 31, 2016	2,728	$3,200	$(957)	$(1,286)	$186	$1,143

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2017	2016
Operating Activities:
Net income	$91	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	—	(1)
Depreciation and amortization	104	97
Loss on disposal of businesses/assets, net	26	—
Noncash interest expense	6	7
Noncash restructuring and impairment charges	3	5
Deferred income taxes	4	6
Noncash gain on foreign currency transactions	(5)	—
Noncash compensation	9	7
Portion of insurance proceeds representing cash provided by investing activities	(54)	—
Other, net	—	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(57)	(105)
Inventories	(110)	22
Prepaid expenses	(2)	3
Other current assets	(15)	32
Other noncurrent assets	(5)	(20)
Accounts payable	74	(33)
Accrued liabilities	18	—
Other noncurrent liabilities	3	3
Net cash provided by operating activities	90	87
Investing Activities:
Capital expenditures	(74)	(99)
Insurance proceeds for recovery of property damage	54	—
Cash received from unconsolidated affiliates	12	10
Investment in unconsolidated affiliates	(15)	(12)
Increase in receivable from affiliate	(7)	(2)
Change in restricted cash	(1)	2
Other, net	1	(1)
Net cash used in investing activities	(30)	(102)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2017	2016
Financing Activities:
Net borrowings under revolving loan facilities	$—	$45
Repayments of short-term debt	(6)	(12)
Borrowings on short-term debt	2	4
Repayments of long-term debt	(7)	(27)
Proceeds from issuance of long-term debt	8	—
Proceeds from issuance of notes payable from affiliate	15	—
Repayments of notes payable	(5)	(9)
Borrowings on notes payable	—	2
Dividends paid to noncontrolling interests	(3)	(9)
Contribution from noncontrolling interests	2	—
Dividends paid to parent	(30)	(30)
Net cash used in financing activities	(24)	(36)
Effect of exchange rate changes on cash	5	2
Increase (decrease) in cash and cash equivalents	41	(49)
Cash and cash equivalents at beginning of period	413	257
Cash and cash equivalents at end of period	$454	$208

Supplemental cash flow information:
Cash paid for interest	$36	$35
Cash paid for income taxes	8	5

As of March 31, 2017 and 2016, the amount of capital expenditures in accounts payable was $55 million and $62 million, respectively. During the three months ended March 31, 2017 and 2016, Huntsman Corporation contributed $9 million and $7 million, respectively, related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

CERTAIN DEFINITIONS

For convenience in this report, the terms “Company,” “our,” “us” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, “Huntsman International” refers to Huntsman International LLC (our wholly-owned subsidiary) and, unless the context otherwise requires, its subsidiaries.

In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

INTERIM FINANCIAL STATEMENTS

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10‑K for the year ended December 31, 2016 for our Company and Huntsman International.

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

We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our Polyurethanes, Performance Products, Advanced Materials and Textile Effects segments produce differentiated organic chemical products and our Pigments and Additives segment produces inorganic chemical products. In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We report the results of these businesses as discontinued operations.

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

HUNTSMAN CORPORATION AND HUNTSMAN INTERNATIONAL FINANCIAL STATEMENTS

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

•

purchase accounting recorded at our Company for the 2003 step‑acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

•	the different capital structures; and

•	a note payable from Huntsman International to us.

PRINCIPLES OF CONSOLIDATION

Our condensed consolidated financial statements include the accounts of our wholly‑owned and majority‑owned subsidiaries and any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated.

RECENT DEVELOPMENTS

Separation of our Pigments and Additives Business

We are in the process of separating our Pigments and Additives business. On March 14, 2017, Venator Materials Corporation (“Venator”) filed a third amendment to the Form 10 registration statement with the SEC as part of this process. We now intend to pursue an initial public offering of our Pigments and Additives business, although we plan to retain the ability to separate the business through a tax-free spin-off depending on market conditions. The separation is targeted for the summer of 2017. For more information, see “Note 4. Separation of Pigments and Additives Business.”

Closure of Calais, France Manufacturing Facility

On March 17, 2017, we announced a plan to close the white end finishing and packaging operations of our titanium dioxide manufacturing facility based in Calais, France during the third quarter of 2017. The announced plan follows the 2015 closure of the black end manufacturing operations and will result in the closure of the entire facility. For more information, see “Note 6. Restructuring, Impairment and Plant Closing Costs.”

Pori Fire

On January 30, 2017, our titanium dioxide manufacturing facility in Pori, Finland experienced fire damage and is currently not fully operational. We are committed to repairing the facility as quickly as possible and we anticipate that a portion of our white end production will be operational during the second quarter of 2017. During the first quarter of 2017, we recorded a loss of $32 million for the write-off of fixed assets and lost inventory in other operating (income) expense, net in our condensed consolidated statements of operations. In addition, we recorded a loss of $4 million of costs for cleanup of the facility through March 31, 2017.

The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million. On February 9, 2017, we received $54 million as an initial partial progress payment from our insurer. During the first quarter of 2017, we recorded $32 million of income related to insurance recoveries in other operating (income) expense, net in our condensed consolidated statements of operations and we recorded $22 million as deferred income in accrued liabilities for costs not yet incurred.

Amendments to Accounts Receivable Securitization Programs

On April 21, 2017, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 6 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2020. For additional information, see “Part II. Item 5. Other Information—Amendments to A/R Programs.”

Early Prepayment of Debt

On April 25, 2017, we made an early prepayment of $100 million on our 2015 extended term loan B due 2019 (“2015 Extended Term Loan B”) from existing cash. For further information, see “Note 7. Direct and Subsidiary Debt—Senior Credit Facilities.”

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2017

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU do not apply to inventory that is measured using last-in first-out (“LIFO”) or the retail inventory method, but rather does apply to all other inventory, which includes inventory that is measured using first-in first-out or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this ASU should be applied prospectively. We adopted the amendments in this ASU effective January 1, 2017, and the initial adoption of the amendment in this ASU did not have a significant impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share‑Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We adopted the amendments in this ASU effective January 1, 2017, and the initial adoption of the amendment in this ASU did not have a significant impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. We adopted the amendments in this ASU effective January 1, 2017 and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014‑09 for all entities by one year. Further, in March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow‑Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively, and early application is permitted. We are currently performing the analysis identifying areas that will be impacted by the adoption of the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 on our condensed consolidated financial statements. At this time, we believe the key impact of the standard will be on our accounting for revenues from intellectual property licensing contracts which is not a material revenue stream to our condensed consolidated financial statements. The standard will be adopted in our fiscal year 2018 and we have elected the modified retrospective approach as the transition method.

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

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. The amendments in this ASU will impact the presentation of our condensed consolidated financial statements. Our current presentation of service cost components is consistent with the amendments in this ASU. Upon adoption of the amendments in this ASU, we expect to present the other components within other nonoperating income, whereas we currently present these within cost of goods sold and selling, general and administrative expenses.

3. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2017	2016
Raw materials and supplies	$329	$291
Work in progress	91	91
Finished goods	1,123	1,017
Total	1,543	1,399
LIFO reserves	(57)	(55)
Net inventories	$1,486	$1,344

For both March 31, 2017 and December 31, 2016, approximately 9% of inventories were recorded using the LIFO cost method.

4. SEPARATION OF PIGMENTS AND ADDITIVES BUSINESS

We are in the process of separating our Pigments and Additives business. On October 28, 2016, Venator filed an initial Form 10 registration statement with the SEC as part of the process to separate our Pigments and Additives and Textile Effects businesses in a tax‑free spin-off. On January 17, 2017, we announced that we will retain our Textile Effects business and Venator amended the Form 10 registration statement. Most recently, on March 14, 2017, Venator filed a third amendment to the Form 10 registration statement.

We now intend to pursue an initial public offering of our Pigments and Additives business, although we plan to retain the ability to separate the business through a tax-free spin-off depending on market conditions. The initial public offering or spin is targeted for the summer of 2017.

In connection with this separation, we recorded business separation costs of $9 million and nil during the three months ended March 31, 2017 and 2016, respectively, within Corporate and other.

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

•

Arabian Amines Company is our 50%-owned joint venture with Zamil group that manufactures products for our Performance Products segment. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company’s production and sell it to our customers. Substantially all of the joint venture’s activities are conducted on our behalf.

•

Sasol‑Huntsman is our 50%-owned joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. The joint venture uses our technology and expertise, and we bear a disproportionate amount of risk of loss due to a related‑party loan to Sasol‑Huntsman for which we bear the default risk.

•

Viance, LLC ("Viance") is our 50%-owned joint venture with Dow Chemical. Viance markets timber treatment products for our Pigments and Additives segment. The joint venture sources all of its products through a contract manufacturing arrangement at our Harrisburg, North Carolina facility, and we bear a disproportionate amount of working capital risk of loss due to the supply arrangement whereby we control manufacturing on Viance’s behalf.

Creditors of these entities have no recourse to our general credit. See “Note 7. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at March 31, 2017, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheets, before intercompany eliminations, as of March 31, 2017 and our consolidated balance sheets as of December 31, 2016 (dollars in millions):

	March 31,	December 31,
	2017	2016
Current assets	$121	$117
Property, plant and equipment, net	279	284
Other noncurrent assets	113	98
Deferred income taxes	43	43
Intangible assets	32	31
Goodwill	13	12
Total assets	$601	$585
Current liabilities	$188	$172
Long-term debt	106	116
Deferred income taxes	10	10
Other noncurrent liabilities	77	76
Total liabilities	$381	$374

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2017 and 2016 are as follows (dollars in millions):

	March 31,	March 31,
	2017	2016
Revenues	$64	$52
Income from continuing operations before income taxes	11	9
Net cash provided by operating activities	18	19

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of March 31, 2017 and December 31, 2016, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions(1)	decommissioning	termination costs	costs	Total(2)
Accrued liabilities as of January 1, 2017	$26	$18	$42	$5	$91
2017 charges for 2016 and prior initiatives	1	2	1	4	8
2017 charges for 2017 initiatives	25	—	—	—	25
Distribution of prefunded restructuring costs	(1)	—	—	—	(1)
2017 payments for 2016 and prior initiatives	(6)	(5)	(2)	(5)	(18)
Net activity of discontinued operations	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	1	2	—	3
Accrued liabilities as of March 31, 2017	$45	$16	$42	$4	$107

(1)	The workforce reduction reserves relate to the termination of 486 positions, of which 432 positions had not been terminated as of March 31, 2017.

(2)	Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31,	December 31,
	2017	2016
2015 and prior initiatives	$81	$88
2016 initiatives	1	3
2017 initiatives	25	—
Total	$107	$91

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Performance	Advanced	Textile	Pigments	Discontinued	Corporate
	Polyurethanes	Products	Materials	Effects	and Additives	Operations	and other	Total
Accrued liabilities as of January 1, 2017	$2	$—	$3	$61	$21	$2	$2	$91
2017 charges for 2016 and prior initiatives	—	—	—	3	5	—	—	8
2017 charges for 2017 initiatives	—	—	—	6	19	—	—	25
Distribution of prefunded restructuring costs	—	—	—	—	(1)	—	—	(1)
2017 payments for 2016 and prior initiatives	(1)	—	—	(7)	(10)	—	—	(18)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	—	1	2	—	—	—	3
Accrued liabilities as of March 31, 2017	$1	$—	$4	65	$34	$1	$2	$107

Current portion of restructuring reserves	$1	$—	$2	$26	$30	$1	$2	$62
Long-term portion of restructuring reserves	—	—	2	39	4	—	—	45

Details with respect to cash and noncash restructuring charges for the three months ended March 31, 2017 and 2016 by initiative are provided below (dollars in millions):

Three months ended March 31, 2017
Cash charges:
2017 charges for 2016 and prior initiatives	$8
2017 charges for 2017 initiatives	25
Accelerated depreciation	1
Other non-cash charges	2
Total 2017 Restructuring, Impairment and Plant Closing Costs	$36

Three months ended March 31, 2016
Cash charges:
2016 charges for 2015 and prior initiatives	$9
Reversal of reserves no longer required	(1)
Accelerated depreciation	4
Other non-cash charges	1
Total 2016 Restructuring, Impairment and Plant Closing Costs	$13

2017 RESTRUCTURING ACTIVITIES

During the first quarter of 2017, we implemented the first phase of a restructuring program to improve competitiveness in our Textile Effects segment. In connection with this restructuring program, we recorded restructuring expense of $6 million in the three months ended March 31, 2017 related primarily to workforce reductions. We expect to incur additional charges of approximately $8 million through the end of the third quarter of 2018.

In March 2015, we implemented a restructuring program in our color pigments business (the “Color Pigments Restructuring”). In connection with the Color Pigments Restructuring, we recorded restructuring expense of approximately $4 million in the three months ended March 31, 2017. We expect to incur additional charges of approximately $7 million through the end of 2017.

In July 2016, we announced a plan to close our Pigments and Additives segment’s South African titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of approximately $1 million in the three months ended March 31, 2017. We expect to incur additional charges of approximately $4 million through the end of the third quarter of 2018.

In March 2017, we announced a plan to close the white end finishing and packaging operations of our titanium dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 announcement of the closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $22 million in the three months ended March 31, 2017. We recorded $8 million of accelerated depreciation on the remaining long‑lived assets associated with this manufacturing facility during 2016. We expect to incur additional charges of approximately $41 million through the end of 2021.

2016 RESTRUCTURING ACTIVITIES

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Pigments and Additives segment. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $3 million in the three months ended March 31, 2016.

In February 2015, we announced a plan to close the black end manufacturing operations and ancillary activities at our Calais, France site, which will reduce our titanium dioxide capacity by approximately 100 kilotons, or 13% of our European titanium dioxide capacity. In connection with this closure, we recorded restructuring expense of $1 million in the three months ended March 31, 2016.

In connection with the Color Pigments Restructuring, we recorded restructuring expense of approximately $3 million in the three months ended March 31, 2016.

In connection with planned restructuring activities, our Pigments and Additives segment recorded accelerated depreciation as restructuring expense of $4 million during the three months ended March 31, 2016.

7. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	March 31,	December 31,
	2017	2016
Senior Credit Facilities:
Term loans	$1,965	$1,967
Amounts outstanding under A/R programs	213	208
Senior notes	1,841	1,812
Variable interest entities	125	128
Other	78	80
Total debt—excluding debt to affiliates	$4,222	$4,195
Total current portion of debt	$61	$60
Long-term portion	4,161	4,135
Total debt—excluding debt to affiliates	$4,222	$4,195
Total debt—excluding debt to affiliates	$4,222	$4,195
Notes payable to affiliates-noncurrent	—	1
Total debt	$4,222	$4,196

Huntsman International

	March 31,	December 31,
	2017	2016
Senior Credit Facilities:
Term loans	$1,965	$1,967
Amounts outstanding under A/R programs	213	208
Senior notes	1,841	1,812
Variable interest entities	125	128
Other	78	80
Total debt—excluding debt to affiliates	$4,222	$4,195
Total current portion of debt	$61	$60
Long-term portion	4,161	4,135
Total debt—excluding debt to affiliates	$4,222	$4,195
Total debt—excluding debt to affiliates	$4,222	$4,195
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	711	697
Total debt	$5,033	$4,992

DIRECT AND SUBSIDIARY DEBT

Huntsman Corporation’s direct debt and guarantee obligations consist of a guarantee of certain indebtedness incurred from time to time to finance certain insurance premiums. Substantially all of our other debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International). Huntsman Corporation is not a guarantor of such subsidiary debt.

Certain of our subsidiaries are designated as nonguarantor subsidiaries (“Nonguarantors”) and have third‑party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of March 31, 2017 and December 31, 2016, the amount of debt issuance costs directly reducing the debt liability was $55 million and $57 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

As of March 31, 2017, our senior credit facilities (“Senior Credit Facilities”) consisted of our Revolving Facility, our 2021 Term Loan B and our 2023 Term Loan as follows: (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(3)	Maturity
Revolving Facility	$650	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 2.75%	2021
2015 Extended Term Loan B	N/A	306		(1)		305		USD LIBOR plus 3.00%	2019
2021 Term Loan B	N/A	348		(11)		337		USD LIBOR plus 2.75%(2)	2021
2023 Term Loan B	N/A	1,368		(45)		1,323		USD LIBOR plus 3.00%(2)	2023

(1)

We had no borrowings outstanding under our Revolving Facility; we had approximately $16 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)	The 2021 Term Loan B and the 2023 Term Loan B are subject to a 0.75% LIBOR floor.

(3)

The applicable interest rate of the Revolving Facility is subject to certain secured leverage ratio thresholds. As of March 31, 2017, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 4%.

Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, the “Guarantors”), and are secured by a first priority lien on substantially all of our domestic property, plant and equipment, the stock of all of our material domestic subsidiaries and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

On April 25, 2017, we made an early prepayment of $100 million on our 2015 Extended Term Loan B from existing cash.

A/R Programs

Our U.S. accounts receivable securitization program (“U.S. A/R Program”) and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of March 31, 2017 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	March 2018	$250	$90	(3)	Applicable rate plus 0.95%
EU A/R Program	March 2018	€225	€114
		(approximately $242)	(approximately $123)		Applicable rate plus 1.10%

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)

The applicable rate for our U.S. A/R Program is defined by the lender as either USD LIBOR or CP rate. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR. In addition, the U.S. SPE and the EU SPE are obligated to pay unused commitment fees to the lenders based on the amount of each lender’s commitment.

(3)	As of March 31, 2017, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

On April 21, 2017, we entered into amendments to our A/R Programs that, among other things, extend the scheduled termination dates to April 2020. As of March 31, 2017 and December 31, 2016, $460 million and $437 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Note Payable from Huntsman International to Huntsman Corporation

As of March 31, 2017, we had a loan of $811 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2017 on our condensed consolidated balance sheets. As of March 31, 2017, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

Our Senior Credit Facilities are subject to a single financial covenant (the “Leverage Covenant”), which applies only to the Revolving Facility and is calculated at the Huntsman International level. The Leverage Covenant is applicable only if borrowings, letters of credit or guarantees are outstanding under the Revolving Facility (cash collateralized letters of credit or guarantees are not deemed outstanding). The Leverage Covenant is a net senior secured leverage ratio covenant, which requires that Huntsman International’s ratio of senior secured debt to EBITDA (as defined in the applicable agreement) is not more than 3.75 to 1.

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

The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs’ metrics in the future could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2017, we had approximately $137 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. As of March 31,

2017, we had $100 million notional value of interest rate hedges with a fixed rate of 2.5%. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss). The fair value of these hedges on March 31, 2017 was nil and they will expire in April 2017.

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See “Note 5. Variable Interest Entities.” The notional amount of the swap as of March 31, 2017 was $18 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2017, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three months ended March 31, 2017 and 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of March 31, 2017, the fair value of this swap was $29 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

A portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income on our condensed statements of comprehensive income. From time to time, we review such designation of intercompany loans.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2017, we have designated approximately €606 million (approximately $653 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three months ended March 31, 2017, the amount of loss recognized on the hedge of our net investment was $15 million and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

9. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$28	$28	$27	$27
Investments in equity securities	18	18	18	18
Cross-currency interest rate contracts	29	29	29	29
Interest rate contracts	(1)	(1)	(2)	(2)
Long-term debt (including current portion)	(4,222)	(4,411)	(4,195)	(4,368)

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	March 31,	for identical	inputs	inputs
Description	2017	assets (Level 1)(3)	(Level 2)(3)	(Level 3)
Assets:
Available-for sale equity securities:
Non-qualified employee benefit plan investments	$28	$28	$—	$—
Investments in equity securities	18	18	—	—
Derivatives:
Cross-currency interest rate contracts(1)	29	—	—	29
Total assets	$75	$46	$—	$29

Liabilities:
Derivatives:
Interest rate contracts(2)	$(1)	$—	$(1)	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2016	assets (Level 1)(3)	(Level 2)(3)	(Level 3)
Assets:
Available-for sale equity securities:
Non-qualified employee benefit plan investments	$27	$27	$—	$—
Investments in equity securities	18	18	—	—
Derivatives:
Cross-currency interest rate contracts(1)	29	—	—	29
Total assets	$74	$45	$—	$29

Liabilities:
Derivatives:
Interest rate contracts(2)	$(2)	$—	$(2)	$—

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

(3)	There were no transfers between Levels 1 and 2 within the fair value hierarchy during the three months ended March 31, 2017 and the year ended December 31, 2016.

The following table shows a reconciliation of beginning and ending balances for the three months ended March 31, 2017 and 2016 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions).

Cross-Currency Interest
Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, January 1, 2017	$29
Transfers into Level 3	—
Transfers out of Level 3	—
Total (losses) gains:
Included in earnings	—
Included in other comprehensive income (loss)	—
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2017	$29
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2017	$—

Cross-Currency Interest
Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, January 1, 2016	$28
Transfers into Level 3	—
Transfers out of Level 3	—
Total (losses) gains:
Included in earnings	—
Included in other comprehensive income (loss)	(8)
Purchases, sales, issuances and settlements	—
Ending balance, March 31, 2016	$20
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2016	$—

Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

Other
	Interest	comprehensive
2017	expense	income (loss)
Total net gains included in earnings	$—	$—
Changes in unrealized losses relating to assets still held at March 31, 2017	—	—

Other
	Interest	comprehensive
2016	expense	income (loss)
Total net gains included in earnings	$—	$—
Changes in unrealized losses relating to assets still held at March 31, 2016	—	(8)

We also have assets that under certain conditions are subject to measurement at fair value on a non‑recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During each of the three months ended March 31, 2017 and 2016, we recorded charges of nil for the impairment of long‑lived assets.

10. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs for the three months ended March 31, 2017 and 2016 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$17	$16	$—	$1
Interest cost	25	30	1	1
Expected return on assets	(48)	(47)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(2)
Amortization of actuarial loss	22	16	1	1
Net periodic benefit cost	$14	$13	$—	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$17	$16	$—	$1
Interest cost	25	30	1	1
Expected return on assets	(48)	(47)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(2)
Amortization of actuarial loss	24	18	1	1
Net periodic benefit cost	$16	$15	$—	$1

During the three months ended March 31, 2017 and 2016, we made contributions to our pension and other postretirement benefit plans of $16 million and $20 million, respectively. During the remainder of 2017, we expect to contribute an additional amount of approximately $101 million to these plans.

11. COMMON STOCK DIVIDENDS

During each of the three months ended March 31, 2017 and 2016, we paid dividends of $30 million, or $0.125 per share, to common stockholders.

12. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2017	$(459)	$(1,275)	$4	$23	$(1,707)	$36	$(1,671)
Other comprehensive (loss) income before reclassifications, gross	74	—	—	2	76	(2)	74
Tax benefit	3	—	—	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	19	—	—	19	—	19
Tax expense	—	(1)	—	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	77	18	—	2	97	(2)	95
Ending balance, March 31, 2017	$(382)	$(1,257)	$4	$25	$(1,610)	$34	$(1,576)

(a)	Amounts are net of tax of $97 and $100 as of March 31, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $176 and $177 as of March 31, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2016	$(288)	$(1,056)	$11	$17	$(1,316)	$28	$(1,288)
Other comprehensive income (loss) before reclassifications, gross	17	—	(11)	—	6	(2)	4
Tax benefit	10	—	—	—	10	—	10
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	13	—	—	13	—	13
Tax benefit	—	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	27	13	(11)	—	29	(2)	27
Ending balance, March 31, 2016	$(261)	$(1,043)	$—	$17	$(1,287)	$26	$(1,261)

(a)Amounts are net of tax of $80 and $90 as of March 31, 2016 and January 1, 2016, respectively.

(b)Amounts are net of tax of $135 as of both March 31, 2016 and January 1, 2016.

(c)See table below for details about these reclassifications.

	Three months ended March 31,
	2017	2016
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(4)	(b)
Actuarial loss	23	17	(b)(c)
	19	13	Total before tax
	(1)	—	Income tax expense
Total reclassifications for the period	$18	$13	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 10. Employee Benefit Plans.”

(c)	Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both of the three months ended March 31, 2017 and 2016.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2017	$(462)	$(1,286)	$4	$17	$(1,727)	$36	$(1,691)
Other comprehensive (loss) income before reclassifications, gross	75	—	—	2	77	(2)	75
Tax benefit	2	—	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	21	—	—	21	—	21
Tax benefit	—	(1)	—	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	77	20	—	2	99	(2)	97
Ending balance, March 31, 2017	$(385)	$(1,266)	$4	$19	$(1,628)	$34	$(1,594)

(a)	Amounts are net of tax of $84 and $86 as of March 31, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $204 and $205 as of March 31, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2016	$(292)	$(1,074)	$11	$11	$(1,344)	$28	$(1,316)
Other comprehensive income (loss) before reclassifications, gross	18	—	(11)	—	7	(2)	5
Tax benefit	10	—	—	—	10	—	10
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	15	—	—	15	—	15
Tax benefit	—	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	28	15	(11)	—	32	(2)	30
Ending balance, March 31, 2016	$(264)	$(1,059)	$—	$11	$(1,312)	$26	$(1,286)

(a)	Amounts are net of tax of $66 and $76 as of March 31, 2016 and January 1, 2016, respectively.

(b)	Amounts are net of tax of $163 as of both March 31, 2016 and January 1, 2016.

(c)	See table below for details about these reclassifications.

	Three months ended March 31,
	2017	2016
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(4)	(b)
Actuarial loss	25	19	(b)(c)
	21	15	Total before tax
	(1)	—	Income tax expense
Total reclassifications for the period	$20	$15	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 10. Employee Benefit Plans.”

(c)	Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both the three months ended March 31, 2017 and 2016.

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Antitrust Matters

We were named as a defendant in consolidated class action civil antitrust suits filed on February 9 and 12, 2010 in the U.S. District Court for the District of Maryland alleging that we, our co-defendants and other alleged co-conspirators, conspired to fix prices of titanium dioxide sold in the U.S. between at least March 1, 2002 and the present. The other defendants named in this matter were DuPont, Kronos and Cristal (formerly Millennium). On August 28, 2012, the court certified a class consisting of all U.S. customers who purchased titanium dioxide directly from the defendants since February 1, 2003 (the “Direct Purchasers”). On December 13, 2013, we and all other defendants settled the Direct Purchasers litigation and the court approved the settlement. We paid the settlement in an amount immaterial to our condensed consolidated financial statements.

On November 22, 2013, we were named as a defendant in a civil antitrust suit filed in the U.S. District Court for the District of Minnesota brought by a Direct Purchaser who opted out of the Direct Purchasers class litigation (the “Opt-Out Litigation”). On April 21, 2014, the court severed the claims against us from the other defendants sued and ordered our case transferred to the U.S. District Court for the Southern District of Texas. Subsequently, Kronos, another defendant, was also severed from the Minnesota case and claims against it were transferred and consolidated for trial with our case in the Southern District of Texas. On February 26, 2016, we reached an agreement to settle the Opt-Out Litigation and subsequently paid the settlement in an amount immaterial to our condensed consolidated financial statements.

We were also named as a defendant in a class action civil antitrust suit filed on March 15, 2013 in the U.S. District Court for the Northern District of California by the purchasers of products made from titanium dioxide (the “Indirect Purchasers”) making essentially the same allegations as did the Direct Purchasers. On October 14, 2014, plaintiffs filed their Second Amended Class Action Complaint narrowing the class of plaintiffs to those merchants and consumers of architectural coatings containing titanium dioxide. On August 11, 2015, the court granted our motion to dismiss the Indirect Purchasers litigation with leave to amend the complaint. A Third Amended Class Action Complaint was filed on September 29, 2015 further limiting the class to consumers of architectural paints. Plaintiffs have raised state antitrust claims under the laws of 15 states, consumer protection claims under the laws of nine states, and unjust enrichment claims under the laws of 16 states. On November 4, 2015, we and our co-defendants filed another motion to dismiss. On June 13, 2016, the court substantially denied the motion to dismiss except as to consumer protection claims in one state. The parties are presently negotiating a settlement for an amount that would not be material to our condensed consolidated financial statements.

On August 23, 2016, we were named as a defendant in a fourth civil antitrust suit filed in the U.S. District Court for the Northern District of California by an Indirect Purchaser, Home Depot. Home Depot is an Indirect Purchaser primarily through paints it purchasers from various manufacturers. Home Depot makes the same claims as the Direct and Indirect Purchasers. On January 13, 2017, we filed a motion to dismiss the Home Depot case, which remains pending. We do not expect this matter to have a material impact on our condensed consolidated financial statements.

The plaintiffs in the Indirect Purchasers claims seek to recover injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys’ fees. We are not aware of any illegal conduct by us or any of our employees.

Product Delivery Claim

We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $165 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $122 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $122 million), and we have made no accrual with respect to this matter.

Indemnification Matters

On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (“the Banks”) demanded that we indemnify them for claims brought against them by certain MatlinPatterson entities that were formerly our stockholders (“MatlinPatterson”) in litigation filed by MatlinPatterson on June 19, 2012 in the 9th District Court in Montgomery County, Texas (the “Texas Litigation”). We denied the Banks’ indemnification demand for the Texas Litigation. These claims allegedly arose from the failed acquisition by and merger with Hexion. The Texas Litigation was dismissed, which was upheld by the Ninth Court of Appeals and the Texas Supreme Court denied review by final order entered January 7, 2016.

On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the “Wisconsin Litigation”). We denied the Banks’ indemnification demand for the Wisconsin Litigation and have made no accrual with respect to this matter. The stockholders in the Wisconsin Litigation have made essentially the same factual allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and on December 5, 2016, the court dismissed Deutsche Bank for lack of personal jurisdiction, but denied Credit Suisse's motion to dismiss. Subsequently, Credit Suisse asked the court to reconsider its decision or certify its judgment to the Seventh Circuit Court of Appeals for an immediate appeal, which remains pending.

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

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS CAPITAL EXPENDITURES

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2017 and 2016, our capital expenditures for EHS matters totaled $7 million and $11 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

ENVIRONMENTAL RESERVES

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $35 million and $34 million for environmental liabilities as of March 31, 2017 and December 31, 2016, respectively. Of these amounts, $7 million was classified as accrued liabilities in each of our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 and $28 million and $27 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets for March 31, 2017 and December 31, 2016, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

West Footscray Remediation

By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of March 31, 2017, we had an accrued liability of approximately $15 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

North Maybe Mine Remediation

The North Maybe Canyon Mine site is a CERCLA site and involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by several companies, including a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA potentially responsible party (“PRP”) for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. At this time, we are unable to reasonably estimate our potential liabilities at this site.

Port Neches Flaring Matter

As part of the Environmental Protection Agency’s (the “EPA”) national enforcement initiative on flaring operations and by letter dated October 12, 2012, the U.S. Department of Justice (the "DOJ") notified us that we were in violation of the Clear Air Act (“CAA”) based on our response to a 2010 CAA Section 114 Information Request. The EPA has used the enforcement initiative to bring similar actions against refiners and other chemical manufacturers and has sought to collect civil penalties in excess of $100,000. Specifically, the EPA alleged violations at our Port Neches, Texas facility from 2007-2012 for flare operations not consistent with good pollution control practice and not in compliance with certain flare-related regulations. As a result of these findings, the EPA referred this matter to the DOJ. We provided a formal response to the DOJ and the EPA with a supplemental data submission on April 29, 2013. We have been engaged in discussions with the DOJ and the EPA regarding these alleged violations. We are currently unable to determine the likelihood or magnitude of any potential penalty or injunctive relief that may be incurred in resolving this matter.

15. STOCK‑BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of March 31, 2017, we were authorized to grant up to 8.2 million shares under the 2016 Stock Incentive Plan. As of March 31, 2017, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months
	ended
	March 31,
	2017	2016
Huntsman Corporation compensation cost	$10	$8
Huntsman International compensation cost	9	7

The total income tax benefit recognized in the statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million each for the three months ended March 31, 2017 and 2016.

STOCK OPTIONS

The fair value of each stock option award is estimated on the date of grant using the Black‑Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post‑vesting employment termination behavior. The risk‑free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted average of the assumptions utilized for stock options granted during the periods.

	Three months
	ended
	March 31,
	2017		2016
Dividend yield	2.4%		5.6%
Expected volatility	56.9%		57.9%
Risk-free interest rate	2.0%		1.4%
Expected life of stock options granted during the period	5.9	years	5.9	years

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of March 31, 2017 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2017	11,245	$13.37
Granted	989	21.01
Exercised	(1,633)	18.65
Forfeited	(40)	19.30
Outstanding at March 31, 2017	10,561	13.25	6.3	$119
Exercisable at March 31, 2017	7,258	12.94	5.0	84

The weighted‑average grant‑date fair value of stock options granted during the three months ended March 31, 2017 was $9.25 per option. As of March 31, 2017, there was $16 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was approximately $5 million and nil, respectively. Cash received from stock options exercised during the three months ended March 31, 2017 and 2016 was approximately $17 million and nil, respectively. The cash tax benefit from stock options exercised during the three months ended March 31, 2017 and 2016 was approximately $1 million and nil, respectively.

NONVESTED SHARES

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2017 and 2016, the weighted-average expected volatility rate was 45.0% and 39.3%, respectively, and the weighted average risk-free interest rate was 1.5% and 0.9%, respectively. For the performance share unit awards granted in the three months ended March 31, 2017 and 2016, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of March 31, 2017 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant- Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2017	2,996		$13.36	912	$12.27
Granted	772		22.58	285	21.01
Vested	(903)	(1)	16.23	(363)	14.06
Forfeited	(3)		20.94	(17)	11.40
Nonvested at March 31, 2017	2,862		14.94	817	14.55

(1)

As of March 31, 2017, a total of 480,604 restricted stock units were vested but not yet issued, of which 25,704 vested during the three months ended March 31, 2017. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of March 31, 2017, there was $47 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted‑average period of approximately 2.2 years. The value of share awards that vested during the three months ended March 31, 2017 and 2016 was $20 million and $15 million, respectively.

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

During the three months ended March 31, 2017, we released a valuation allowance of $6 million on certain net deferred assets of our Polyurethanes business in Italy. On March 1, 2017, we demerged the Italian legal entity containing our Polyurethanes business from our combined Italian tax group. The historical and expected continued profitability of that Polyurethanes business resulted in the release of the associated valuation allowance.

During the three months ended March 31, 2017 and 2016, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits and a corresponding income tax expense of $2 million and a net decrease in unrecognized benefits and a corresponding income tax benefit of $1 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

We recorded income tax expense of $23 million and $27 million for the three months ended March 31, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre‑tax income in the United States with an approximate 35% federal and state blended effective tax rate. Higher earnings in countries with valuation allowances and the release of the Italy valuation allowance resulted in a lower effective tax rate in the first quarter of 2017.

Huntsman International

Huntsman International recorded income tax expense of $23 million and $27 million for the three months ended March 31, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre‑tax income in the United States with an approximate 35% federal and state blended effective tax rate. Higher earnings in countries with valuation allowances and the release of the Italy valuation allowance resulted in a lower effective tax rate in the first quarter of 2017.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months
	ended
	March 31,
	2017	2016
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$77	$57
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$76	$56
Denominator:
Weighted average shares outstanding	237.4	236.1
Dilutive shares:
Stock-based awards	5.1	1.8
Total weighted average shares outstanding, including dilutive shares	242.5	237.9

Additional stock‑based awards of 2.2 million and 11.8 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2017 and 2016, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 because the effect would be anti‑dilutive.

18. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have five operating segments, which are also our reportable segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. We have organized our business and derived our operating segments around differences in product lines.

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	amines, surfactants, LAB, maleic anhydride, other performance chemicals, EG, olefins and technology licenses
Advanced Materials	basic liquid and solid epoxy resins; specialty resin compounds; cross‑linking, matting and curing agents; epoxy, acrylic and polyurethane‑based formulations
Textile Effects	textile chemicals, dyes and digital inks
Pigments and Additives	titanium dioxide, functional additives, color pigments, timber treatment and water treatment chemicals

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

	Three months
	ended
	March 31,
	2017	2016
Revenues:
Polyurethanes	$953	$836
Performance Products	533	536
Advanced Materials	259	266
Textile Effects	188	185
Pigments and Additives	537	540
Corporate and eliminations	(1)	(8)
Total	$2,469	$2,355

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$144	$131
Performance Products	84	92
Advanced Materials	54	60
Textile Effects	21	18
Pigments and Additives	69	15
Corporate and other(2)	(43)	(42)
Total	329	274
Reconciliation of adjusted EBITDA to net income:
Interest expense	(48)	(50)
Income tax expense—continuing operations	(23)	(27)
Income tax benefit—discontinued operations	1	1
Depreciation and amortization	(106)	(100)
Net income attributable to noncontrolling interests	16	6
Other adjustments:
Business acquisition and integration expenses	(3)	(9)
EBITDA of discontinued operations	(2)	(2)
Certain legal settlements and related expenses	—	(1)
Amortization of pension and postretirement actuarial losses	(22)	(16)
Net plant incident costs	(5)	(1)
Restructuring, impairment and plant closing costs	(36)	(13)
Business separation expenses	(9)	—
Net income	$92	$62

	Three months
	ended
	March 31,
	2017	2016
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$144	$131
Performance Products	84	92
Advanced Materials	54	60
Textile Effects	21	18
Pigments and Additives	69	15
Corporate and other(2)	(41)	(42)
Total	331	274
Reconciliation of adjusted EBITDA to net income:
Interest expense	(51)	(53)
Income tax expense—continuing operations	(23)	(27)
Income tax benefit—discontinued operations	1	1
Depreciation and amortization	(104)	(97)
Net income attributable to noncontrolling interests	16	6
Other adjustments:
Business acquisition and integration expenses	(3)	(9)
EBITDA of discontinued operations	(2)	(2)
Certain legal settlements and related expenses	—	(1)
Amortization of pension and postretirement actuarial losses	(24)	(16)
Net plant incident costs	(5)	(1)
Restructuring, impairment and plant closing costs	(36)	(13)
Business separation expenses	(9)	—
Net income	$91	$62

(1)

Beginning in the second quarter of 2016, we use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what management uses to make decisions about resources to be allocated to the segments and assess their financial performance. We have recast the measure of each segment’s profit or loss in the prior periods disclosed to reflect segment adjusted EBITDA.

Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) EBITDA from discontinued operations; (c) certain legal settlements and related expenses; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident costs; (f) restructuring, impairment and plant closing costs; and (g) business separation expenses.

(2)

Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC

The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the Nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International’s outstanding notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
ASSETS
Current assets:
Cash and cash equivalents	$44	$1	$409	$—	$454
Restricted cash	—	—	12	—	12
Accounts and notes receivable, net	30	100	1,336	5	1,471
Accounts receivable from affiliates	1,321	4,686	242	(5,887)	362
Inventories	93	297	1,100	(4)	1,486
Prepaid expenses	59	99	39	(135)	62
Other current assets	836	6	206	(744)	304
Total current assets	2,383	5,189	3,344	(6,765)	4,151
Property, plant and equipment, net	462	1,395	2,309	1	4,167
Investment in unconsolidated affiliates	6,112	1,737	250	(7,763)	336
Intangible assets, net	27	2	53	—	82
Goodwill	(13)	82	53	—	122
Deferred income taxes	497	—	426	(511)	412
Notes receivable from affiliates	38	539	—	(577)	—
Other noncurrent assets	75	176	263	—	514
Total assets	$9,581	$9,120	$6,698	$(15,615)	$9,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55	$212	$853	$5	$1,125
Accounts payable to affiliates	3,742	790	1,431	(5,888)	75
Accrued liabilities	76	806	628	(881)	629
Note payable to affiliate	100	—	—	—	100
Current portion of debt	28	—	33	—	61
Total current liabilities	4,001	1,808	2,945	(6,764)	1,990
Long-term debt	3,786	—	375	—	4,161
Notes payable to affiliates	711	—	577	(577)	711
Deferred income taxes	—	315	31	87	433
Other noncurrent liabilities	176	313	896	—	1,385
Total liabilities	8,674	2,436	4,824	(7,254)	8,680
Equity
Huntsman International LLC members’ equity
Members’ equity	3,235	4,560	3,403	(7,963)	3,235
Accumulated (deficit) income	(734)	1,003	(143)	(860)	(734)
Accumulated other comprehensive (loss) income	(1,594)	1,121	(1,561)	440	(1,594)
Total Huntsman International LLC members’ equity	907	6,684	1,699	(8,383)	907
Noncontrolling interests in subsidiaries	—	—	175	22	197
Total equity	907	6,684	1,874	(8,361)	1,104
Total liabilities and equity	$9,581	$9,120	$6,698	$(15,615)	$9,784

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
ASSETS
Current assets:
Cash and cash equivalents	$37	$—	$376	$—	$413
Restricted cash	—	—	11	—	11
Accounts and notes receivable, net	22	106	1,269	5	1,402
Accounts receivable from affiliates	1,351	4,672	315	(5,991)	347
Inventories	85	285	976	(2)	1,344
Prepaid expenses	68	144	43	(195)	60
Other current assets	820	5	185	(724)	286
Total current assets	2,383	5,212	3,175	(6,907)	3,863
Property, plant and equipment, net	463	1,422	2,305	—	4,190
Investment in unconsolidated affiliates	5,870	1,533	248	(7,319)	332
Intangible assets, net	28	3	35	—	66
Goodwill	(12)	82	51	—	121
Deferred income taxes	515	—	408	(527)	396
Notes receivable from affiliates	37	530	—	(567)	—
Other noncurrent assets	74	188	245	—	507
Total assets	$9,358	$8,970	$6,467	$(15,320)	$9,475
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63	$186	$816	$5	$1,070
Accounts payable to affiliates	3,667	912	1,478	(5,991)	66
Accrued liabilities	87	807	640	(921)	613
Note payable to affiliate	100	—	—	—	100
Current portion of debt	30	—	30	—	60
Total current liabilities	3,947	1,905	2,964	(6,907)	1,909
Long-term debt	3,763	—	372	—	4,135
Notes payable to affiliates	696	—	568	(567)	697
Deferred income taxes	22	311	21	69	423
Other noncurrent liabilities	174	314	887	—	1,375
Total liabilities	8,602	2,530	4,812	(7,405)	8,539
Equity
Huntsman International LLC members’ equity
Members’ equity	3,226	4,568	3,390	(7,958)	3,226
Accumulated (deficit) income	(779)	872	(239)	(633)	(779)
Accumulated other comprehensive (loss) income	(1,691)	1,000	(1,654)	654	(1,691)
Total Huntsman International LLC members' equity	756	6,440	1,497	(7,937)	756
Noncontrolling interests in subsidiaries	—	—	158	22	180
Total equity	756	6,440	1,655	(7,915)	936
Total liabilities and equity	$9,358	$8,970	$6,467	$(15,320)	$9,475

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED MARCH 31, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$247	$635	$1,546	$—	$2,428
Related party sales	57	112	296	(424)	41
Total revenues	304	747	1,842	(424)	2,469
Cost of goods sold	247	653	1,524	(422)	2,002
Gross profit	57	94	318	(2)	467
Selling, general and administrative	49	44	133	—	226
Research and development	11	10	16	—	37
Restructuring, impairment and plant closing costs	1	3	32	—	36
Business separation expenses	9	—	—	—	9
Other operating expense (income), net	3	(16)	8	—	(5)
Operating (expense) income	(16)	53	129	(2)	164
Interest (expense) income	(50)	4	(5)	—	(51)
Equity in income of investment in affiliates and subsidiaries	124	95	—	(219)	—
Other income, net	1	—	1	—	2
Income from continuing operations before income taxes	59	152	125	(221)	115
Income tax benefit (expense)	16	(21)	(18)	—	(23)
Income from continuing operations	75	131	107	(221)	92
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)
Net income	75	131	106	(221)	91
Net income attributable to noncontrolling interests	—	—	(12)	(4)	(16)
Net income attributable to Huntsman International LLC	$75	$131	$94	$(225)	$75
Net income	$75	$131	$106	$(221)	$91
Other comprehensive income	95	122	97	(215)	99
Comprehensive income attributable to noncontrolling interests	—	—	(14)	(4)	(18)
Comprehensive income attributable to Huntsman International LLC	$170	$253	$189	$(440)	$172

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED MARCH 31, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$251	$566	$1,504	$—	$2,321
Related party sales	53	104	269	(392)	34
Total revenues	304	670	1,773	(392)	2,355
Cost of goods sold	240	548	1,543	(393)	1,938
Gross profit	64	122	230	1	417
Selling, general and administrative	40	46	135	—	221
Research and development	11	11	15	—	37
Restructuring, impairment and plant closing costs	—	4	9	—	13
Other operating expense (income), net	12	(7)	—	—	5
Operating income	1	68	71	1	141
Interest (expense) income	(54)	8	(7)	—	(53)
Equity in income of investment in affiliates and subsidiaries	92	44	1	(136)	1
Other income, net	1	—	—	—	1
Income from continuing operations before income taxes	40	120	65	(135)	90
Income tax benefit (expense)	15	(26)	(16)	—	(27)
Income from continuing operations	55	94	49	(135)	63
Income (loss) from discontinued operations, net of tax	1	—	(2)	—	(1)
Net income	56	94	47	(135)	62
Net income attributable to noncontrolling interests	—	—	(3)	(3)	(6)
Net income attributable to Huntsman International LLC	$56	$94	$44	$(138)	$56
Net income	$56	$94	$47	$(135)	$62
Other comprehensive income	30	55	50	(103)	32
Comprehensive income attributable to noncontrolling interests	—	—	(5)	(3)	(8)
Comprehensive income attributable to Huntsman International LLC	$86	$149	$92	$(241)	$86

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by operating activities	$58	$17	$15	$—	$90
Investing activities:
Capital expenditures	(8)	(9)	(57)	—	(74)
Insurance proceeds for recovery of property damage	—	—	54	—	54
Cash received from unconsolidated affiliates	—	12	—	—	12
Investment in affiliate	(12)	3	—	9	—
Investment in unconsolidated affiliates	—	(15)	—	—	(15)
Decrease in receivable from affiliate	(7)	—	—	—	(7)
Change in restricted cash	—	—	(1)	—	(1)
Other	—	—	1	—	1
Net cash used in investing activities	(27)	(9)	(3)	9	(30)
Financing activities:
Repayments of short-term debt	—	—	(6)	—	(6)
Borrowings on short-term debt	—	—	2	—	2
Repayments of long-term debt	(4)	—	(3)	—	(7)
Proceeds from issuance of long-term debt	—	—	8	—	8
Proceeds from issuance of notes payable from affiliate	15	—	—	—	15
Repayments of notes payable	(5)	—	—	—	(5)
Dividends paid to noncontrolling interests	—	—	—	(3)	(3)
Contribution from noncontrolling interests	—	—	2	—	2
Contribution from parent	—	—	19	(19)	—
Distribution to parent	—	(7)	(6)	13	—
Dividends paid to parent	(30)	—	—	—	(30)
Net cash (used in) provided by financing activities	(24)	(7)	16	(9)	(24)
Effect of exchange rate changes on cash	—	—	5	—	5
Increase in cash and cash equivalents	7	1	33	—	41
Cash and cash equivalents at beginning of period	37	—	376	—	413
Cash and cash equivalents at end of period	$44	$1	$409	$—	$454

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by (used in) operating activities	$55	$34	$(3)	$1	$87
Investing activities:
Capital expenditures	(6)	(31)	(62)	—	(99)
Cash received from unconsolidated affiliates	—	10	—	—	10
Investment in affiliate	(7)	2	—	5	—
Investment in unconsolidated affiliates	—	(11)	(1)	—	(12)
Increase in receivable from affiliate	(2)	—	—	—	(2)
Change in restricted cash	—	—	2	—	2
Other, net	—	—	(1)	—	(1)
Net cash used in investing activities	(15)	(30)	(62)	5	(102)
Financing activities:
Net borrowings under revolving loan facilities	—	—	45	—	45
Repayments of short-term debt	—	—	(12)	—	(12)
Borrowings on short-term debt	—	—	4	—	4
Repayments of long-term debt	(16)	—	(11)	—	(27)
Proceeds of notes payable to affiliate	—	—	6	(6)	—
Repayments of notes payable	(9)	—	—	—	(9)
Borrowings on notes payable	2	—	—	—	2
Contribution from parent	—	2	7	(9)	—
Distribution to parent	—	(7)	(6)	13	—
Dividends paid to noncontrolling interests	—	—	(5)	(4)	(9)
Dividends paid to parent	(30)	—	—	—	(30)
Net cash (used in) provided by financing activities	(53)	(5)	28	(6)	(36)
Effect of exchange rate changes on cash	—	—	2	—	2
Decrease in cash and cash equivalents	(13)	(1)	(35)	—	(49)
Cash and cash equivalents at beginning of period	44	1	212	—	257
Cash and cash equivalents at end of period	$31	$—	$177	$—	$208

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non‑durable consumer products, digital inks, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy‑based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the three months ended March 31, 2017 and 2016 were $2,469 million and $2,355 million, respectively.

RECENT DEVELOPMENTS

Separation of our Pigments and Additives Business

We are in the process of separating our Pigments and Additives business. On March 14, 2017, Venator filed a third amendment to the Form 10 registration statement with the SEC as part of this process. We now intend to pursue an initial public offering of our Pigments and Additives business, although we plan to retain the ability to separate the business through a tax-free spin-off depending on market conditions. The separation is targeted for the summer of 2017. For more information, see “Note 4. Separation of Pigments and Additives Business” to our condensed consolidated financial statements.

Closure of Calais, France Manufacturing Facility

On March 17, 2017, we announced a plan to close the white end finishing and packaging operations of our titanium dioxide manufacturing facility based in Calais, France during the third quarter of 2017. The announced plan follows the 2015 closure of the black end manufacturing operations and will result in the closure of the entire facility. For more information, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

Pori Fire

On January 30, 2017, our titanium dioxide manufacturing facility in Pori, Finland experienced fire damage and is currently not fully operational. We are committed to repairing the facility as quickly as possible and we anticipate that a portion of our white end production will be operational during the second quarter of 2017. During the first quarter of 2017, we recorded a loss of $32 million for the write-off of fixed assets and lost inventory in other operating (income) expense, net in our condensed consolidated statements of operations. In addition, we recorded a loss of $4 million of costs for cleanup of the facility through March 31, 2017.

The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million. On February 9, 2017, we received $54 million as an initial partial progress payment from our insurer. During the first quarter of 2017, we recorded $32 million of income related to insurance recoveries in other operating (income) expense, net in our condensed consolidated statements of operations and we recorded $22 million as deferred income in accrued liabilities for costs not yet incurred.

Amendments to Accounts Receivable Securitization Programs

On April 21, 2017, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 6 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2020. For additional information, see “Part II. Item 5. Other Information—Amendments to A/R Programs.”

Early Prepayment of Debt

On April 25, 2017, we made an early prepayment of $100 million on our 2015 Extended Term Loan B from existing cash. For further information, see “Note 7. Direct and Subsidiary Debt—Senior Credit Facilities” to our condensed consolidated financial statements.

OUTLOOK

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Industry supply and demand remains favorable for MDI
•	MTBE margins improve
•	Focused on growing the downstream businesses
•	Planned maintenance at our Rotterdam facility during the first half of 2017

Performance Products:

•	Overall margins continue to improve
•	Lower margins in upstream intermediates
•	Planned ethylene oxide maintenance during second half of 2017

Advanced Materials:

•	Stable aerospace market representing more than one third of segment earnings
•	Improving price and mix

Textile Effects:

•	Year-over-year growth above GDP

Pigments and Additives:

•	Increasing TiO2 selling prices
•	Stable complementary additives business
•	Established a process with insurer that provides timely advance payments for the reconstruction of Pori manufacturing facility and recovery of business interruption losses

In 2017, we expect to spend approximately $380 million on capital expenditures, net of reimbursements.

We expect our long term adjusted effective tax rate will be approximately 30%. We believe our full year 2017 adjusted effective tax rate will be approximately 25% to 30%.

RESULTS OF OPERATIONS

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months
	ended
	March 31,		Percent
	2017	2016	Change
Revenues	$2,469	$2,355	5%
Cost of goods sold	2,003	1,939	3%
Gross profit	466	416	12%
Operating expenses	259	265	(2)%
Restructuring, impairment and plant closing costs	36	13	177%
Business separation expenses	9	—	NM
Operating income	162	138	17%
Interest expense	(48)	(50)	(4)%
Equity in income of investment in unconsolidated affiliates	—	1	(100)%
Other income	2	1	100%
Income from continuing operations before income taxes	116	90	29%
Income tax expense	(23)	(27)	(15)%
Income from continuing operations	93	63	48%
Loss from discontinued operations, net of tax	(1)	(1)	—
Net income	92	62	48%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(6)	167%
Interest expense	48	50	(4)%
Income tax expense from continuing operations	23	27	(15)%
Income tax benefit from discontinued operations	(1)	(1)	—
Depreciation and amortization	106	100	6%
Other adjustments:
Business acquisition and integration expenses	3	9
EBITDA from discontinued operations	2	2
Certain legal settlements and related expenses	—	1
Amortization of pension and postretirement actuarial losses	22	16
Net plant incident costs	5	1
Restructuring, impairment and plant closing costs	36	13
Business separation expenses	9	—
Adjusted EBITDA(1)	$329	$274

Net cash provided by operating activities	$93	$88	6%
Net cash used in investing activities	(24)	(101)	(76)%
Net cash used in financing activities	(31)	(38)	(18)%
Capital expenditures	(74)	(99)	(25)%

Huntsman International

	Three months
	ended
	March 31,		Percent
	2017	2016	Change
Revenues	$2,469	$2,355	5%
Cost of goods sold	2,002	1,938	3%
Gross profit	467	417	12%
Operating expenses	258	263	(2)%
Restructuring, impairment and plant closing costs	36	13	177%
Business separation expenses	9	—	NM
Operating income	164	141	16%
Interest expense	(51)	(53)	(4)%
Equity in income of investment in unconsolidated affiliates	—	1	(100)%
Other income	2	1	100%
Income from continuing operations before income taxes	115	90	28%
Income tax expense	(23)	(27)	(15)%
Income from continuing operations	92	63	46%
Loss from discontinued operations, net of tax	(1)	(1)	—
Net income	91	62	47%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(6)	167%
Interest expense	51	53	(4)%
Income tax expense from continuing operations	23	27	(15)%
Income tax benefit from discontinued operations	(1)	(1)	—
Depreciation and amortization	104	97	7%
Other adjustments:
Business acquisition and integration expenses	3	9
EBITDA from discontinued operations	2	2
Certain legal settlements and related expenses	—	1
Amortization of pension and postretirement actuarial losses	24	16
Net plant incident costs	5	1
Restructuring, impairment and plant closing costs	36	13
Business separation expenses	9	—
Adjusted EBITDA(1)	$331	$274

Net cash provided by operating activities	$90	$87	3%
Net cash used in investing activities	(30)	(102)	(71)%
Net cash used in financing activities	(24)	(36)	(33)%
Capital expenditures	(74)	(99)	(25)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	March 31, 2017			March 31, 2016
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$92			$62
Net income attributable to noncontrolling interests			(16)			(6)
Business acquisition and integration expenses	$3	$—	3	$9	$(3)	6
Loss from discontinued operations	2	(1)	1	2	(1)	1
Certain legal settlements and related expenses	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	22	(4)	18	16	(3)	13
Net plant incident costs	5	(1)	4	1	—	1
Restructuring, impairment and plant closing costs	36	(6)	30	13	(3)	10
Business separation expenses	9	(2)	7	—	—	—
Adjusted net income(2)			$139			$88

Weighted average shares-basic			237.4			236.1
Weighted average shares-diluted			242.5			237.9

Net income attributable to Huntsman Corporation per share:
Basic			$0.32			$0.24
Diluted			0.31			0.24

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.59			$0.37
Diluted			0.57			0.37

Capital expenditures, net of reimbursements(4)			$(19)			$(99)

Net cash provided by operating activities			$93			$88
Capital expenditures			(74)			(99)
All other investing activities, excluding acquisitions and disposition activities			50			(2)
Non-recurring separation costs			13			—
Free cash flow(5)			$82			$(13)

Huntsman International

	Three months			Three months
	ended			ended
	March 31, 2017			March 31, 2016
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$91			$62
Net income attributable to noncontrolling interests			(16)			(6)
Business acquisition and integration expenses	$3	$—	3	$9	$(3)	6
Loss from discontinued operations	2	(1)	1	2	(1)	1
Certain legal settlements and related expenses	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	24	(4)	20	16	(3)	13
Net plant incident costs	5	(1)	4	1	—	1
Restructuring, impairment and plant closing costs	36	(6)	30	13	(3)	10
Business separation expenses	9	(2)	7	—	—	—
Adjusted net income(2)			$140			$88

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) EBITDA from discontinued operations; (c) certain legal settlements and related expenses; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident costs; (f) restructuring, impairment and plant closing costs; and (g) business separation expenses. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income is computed by eliminating the after‑tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition and integration expenses; (b) loss from discontinued operations; (c) certain legal settlements and related expenses; (d) amortization of pension and postretirement actuarial losses; (e) net plant incident costs; (f) restructuring, impairment and plant closing costs; and (g) business separation expenses. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

(4)

Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the three months ended March 31, 2017 and

2016, capital expenditures of $74 million and $99 million, respectively, were reimbursed in part by $55 million and nil, respectively.

(5)

Our management uses free cash flow to assess financial performance. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow as cash flows provided by operating activities and used in investing activities, excluding acquisition/disposition activities and including non-recurring separation costs. Free cash flow is typically derived directly from the Company’s condensed consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

For the three months ended March 31, 2017, net income attributable to Huntsman Corporation was $76 million on revenues of $2,469 million, compared with net income attributable to Huntsman Corporation of $56 million on revenues of $2,355 million for the same period of 2016. For the three months ended March 31, 2017, net income attributable to Huntsman International was $75 million on revenues of $2,469 million, compared with net income attributable to Huntsman International of $56 million on revenues of $2,355 million for the same period of 2016. The increase of $20 million in net income attributable to Huntsman Corporation and the increase of $19 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the three months ended March 31, 2017 increased by $114 million, or 5%, as compared with the 2016 period. The increase was primarily due to higher average selling prices in our Polyurethanes, Performance Products and Pigments and Additives segments and higher sales volumes in our Textile Effects segment. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2017 increased by $50 million, or 12% each, as compared with the 2016 period. The increase resulted from higher gross margins in our Polyurethanes, Textile Effects and Pigments and Additives segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2017 decreased by $6 million and $5 million, respectively, or 2% for both, as compared with the 2016 period, primarily related to an increase in other income offset with higher selling, general and administrative expenses and the impact of translating foreign currency amounts to the U.S. dollar.

•

Restructuring, impairment and plant closing costs for the three months ended March 31, 2017 increased to $36 million from $13 million in the 2016 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

•

In connection with the proposed separation of our Pigments and Additives business, we recorded business separation expenses of $9 million during the three months ended March 31, 2017. We expect to record additional business separation expenses of approximately $40 million during the remainder of 2017.

•

Our income tax expense and the income tax expense of Huntsman International for the three months ended March 31, 2017 decreased to $23 million each from $27 million each in the 2016 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 16. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months		Percent
	ended		Change
	March 31,		Favorable
	2017	2016	(Unfavorable)
Revenues
Polyurethanes	$953	$836	14%
Performance Products	533	536	(1)%
Advanced Materials	259	266	(3)%
Textile Effects	188	185	2%
Pigments and Additives	537	540	(1)%
Corporate and eliminations	(1)	(8)	NM
Total	$2,469	$2,355	5%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$144	$131	10%
Performance Products	84	92	(9)%
Advanced Materials	54	60	(10)%
Textile Effects	21	18	17%
Pigments and Additives	69	15	360%
Corporate and other	(43)	(42)	(2)%
Total	$329	$274	20%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$144	$131	10%
Performance Products	84	92	(9)%
Advanced Materials	54	60	(10)%
Textile Effects	21	18	17%
Pigments and Additives	69	15	360%
Corporate and other	(41)	(42)	2%
Total	$331	$274	21%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 18. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2017 vs 2016
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	12%	(2)%	3%	1%
Performance Products	3%	—	2%	(6)%
Advanced Materials	1%	(1)%	—	(3)%
Textile Effects	(5)%	(1)%	(2)%	10%
Pigments and Additives	9%	(2)%	(2)%	(6)%
Total Company	8%	(2)%	2%	(3)%

	Three months ended March 31, 2017 vs December 31, 2016
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	4%	(1)%	4%	(8)%
Performance Products	6%	(1)%	(1)%	(1)%
Advanced Materials	—	(1)%	—	6%
Textile Effects	(2)%	(1)%	(1)%	6%
Pigments and Additives	1%	(1)%	—	9%
Total Company	3%	(1)%	3%	(2)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to higher average selling prices. MDI average selling prices increased in response to higher raw material costs and continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI and MTBE sales volumes were flat compared to the same period of 2016. The increase in segment adjusted EBITDA was primarily due to higher MDI margins, partially offset by lower MTBE margins.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended March 31, 2017 compared to the same period of 2016 was due to lower sales volumes because of the sale of the European surfactants business to Innospec Inc. on December 30, 2016, partially offset by higher sales volumes in the remaining businesses as well as higher average selling prices. Average selling prices increased primarily in response to higher raw material costs and favorable product mix effect from the sale of the European surfactants business. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes because of the sale of the European surfactants business and lower margins in our amines and maleic anhydride businesses, partially offset by higher sales volumes in our remaining businesses and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to lower sales volumes. Sales volumes decreased primarily due to our withdrawal from certain low margin business in the coatings and construction markets and competitive pressures in the wind market, partially offset by growth in certain higher value businesses. Average selling prices were stable as the adverse impact of a stronger U.S. dollar against major international currencies was offset by the impact of higher average local currency selling prices. The decrease in segment adjusted EBITDA was due to lower margins resulting from lower sales volumes, higher raw material costs and the adverse fixed cost associated with optimizing our inventory to lower levels.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended March 31, 2017 compared to the same period of 2016 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased in both textile chemicals and dyes, particularly in our Asia, Europe and South America regions. Average selling prices decreased primarily in response to lower raw material costs and product mix. The increase in segment adjusted EBITDA was primarily due to higher volumes and lower fixed costs.

Pigments and Additives

The decrease in revenues in our Pigments and Additives segment for the three months ended March 31, 2017 compared to the same period in 2016 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased as a result of the fire at our Pori, Finland manufacturing facility, partially offset by an increase in sales volumes within our complementary performance additives business. Average selling prices increased primarily due to improved business conditions for titanium dioxide. The increase in segment adjusted EBITDA was primarily due to higher average selling prices for titanium dioxide and lower costs resulting from restructuring savings, partially offset by approximately $15 million in lower EBITDA resulting from the fire at our Pori, Finland manufacturing facility.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2017, adjusted EBITDA from Corporate and other for both Huntsman Corporation and Huntsman International remained relatively unchanged from the same period in 2016, primarily affected by a decrease in LIFO inventory valuation income, offset by an increase in income from benzene sales.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10‑Q.

Cash

Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $93 million and $88 million, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 2017 compared with the same period in 2016 was primarily attributable to increased operating income as described in “—Results of Operations” above, as well as a $7 million favorable variance in operating assets and liabilities for the three months ended March 31, 2017 as compared with the same period of 2016.

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $24 million and $101 million, respectively. During the three months ended March 31, 2017 and 2016, we paid $74 million and $99 million, respectively, for capital expenditures. During the three months ended March 31, 2017, we received insurance proceeds of approximately $54 million for recovery of property damage as a result of fire damage at our Pori, Finland manufacturing facility. During the three months ended March 31, 2017 and 2016, we made investments in Louisiana Pigment Company, L.P. of $15 million and $11 million, respectively, and received dividends from Louisiana Pigment Company, L.P. of $12 million and $10 million, respectively.

Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $31 million and $38 million, respectively. The decrease in net cash used in financing activities was primarily due to proceeds from stock option exercises during the 2017 period, a decrease in repayments of long‑term debt during the 2017 period as compared to the 2016 period as well as proceeds received from the issuance of common stock during the 2017 period, partially offset by net borrowings under our revolving loan facilities in the 2016 period.

Free cash flow for the three months ended March 31, 2017 and 2016 were cash proceeds of $82 million and use of cash of $13 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities, excluding separation and acquisition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	March 31,	December 31,	Increase	Percent
	2017	2016	(Decrease)	Change
Cash and cash equivalents	$457	$414	$43	10%
Restricted cash	12	11	1	9%
Accounts and notes receivable, net	1,508	1,435	73	5%
Inventories	1,486	1,344	142	11%
Prepaid expenses	63	60	3	5%
Other current assets	309	291	18	6%
Total current assets	3,835	3,555	280	8%
Accounts payable	1,162	1,102	60	5%
Accrued liabilities	632	616	16	3%
Current portion of debt	61	60	1	2%
Total current liabilities	1,855	1,778	77	4%
Working capital	$1,980	$1,777	$203	11%

Our working capital increased by $203 million as a result of the net impact of the following significant changes:

•	The increase in cash and cash equivalents of $43 million resulted from the matters identified on our condensed consolidated statements of cash flows.

•	Accounts and notes receivable increased by $73 million mainly due to higher revenues in the three months ended March 31, 2017 compared to the three months ended December 31, 2016.

•

Inventories increased by $142 million primarily due to seasonally higher inventory volumes and higher raw material costs, offset in part by lower inventory volumes in our Pigments and Additives segment as a result of the fire at our Pori, Finland manufacturing facility.

•	Other current assets increased by $18 million primarily due to higher bank accepted drafts with maturities greater than 90 days from receipt.

•	Accounts payable increased by $60 million primarily due to higher purchases consistent with the higher inventory balances noted above.

•

Accrued liabilities increased by $16 million primarily due to deferred income recorded in connection with the partial progress payment received from our insurer related to the fire at our Pori, Finland manufacturing facility. For more information see “Note 1. General—Pori Fire” to our condensed consolidated financial statements.

DIRECT AND SUBSIDIARY DEBT

See “Note 7. Debt—Direct and Subsidiary Debt” to our condensed consolidated financial statements.

Debt Issuance Costs

See “Note 7. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our condensed consolidated financial statements.

Senior Credit Facilities

See “Note 7. Debt—Direct and Subsidiary Debt—Senior Credit Facilities” to our condensed consolidated financial statements.

Amendment to the Credit Agreement

See “Note 7. Debt—Direct and Subsidiary Debt—Amendment to the Credit Agreement” to our condensed consolidated financial statements.

A/R Programs

See “Note 7. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

Redemption of Notes and Loss on Early Extinguishment of Debt

See “Note 7. Debt—Direct and Subsidiary Debt—Redemption of Notes and Loss on Early Extinguishment of Debt” to our condensed consolidated financial statements.

Amendment to the Securitization Agreement

See “Note 7. Debt—Direct and Subsidiary Debt—Amendment to the Securitization Agreement” to our condensed consolidated financial statements

Note Payable from Huntsman International to Huntsman Corporation

See “Note 7. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our condensed consolidated financial statements.

COMPLIANCE WITH COVENANTS

See “Note 7. Debt—Compliance with Covenants” to our condensed consolidated financial statements.

SHORT-TERM AND LONG-TERM LIQUIDITY

We depend upon our cash, Senior Credit Facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2017, we had $1,292 million of combined cash and unused borrowing capacity, consisting of $469 million in cash and restricted cash, $634 million in availability under our Revolving Facility, and $189 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $90 million for the three months ended March 31, 2017, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•	During 2017, we expect to spend approximately $380 million on capital expenditures, net of reimbursements. Our future expenditures include certain EHS maintenance and upgrades; repair of our Pori manufacturing facility that was damaged by fire on January 30, 2017; and periodic maintenance and repairs applicable to major units of manufacturing facilities. We expect to fund this spending with cash provided by operations.

•

On January 30, 2017, our titanium dioxide manufacturing facility in Pori, Finland experienced fire damage and is currently not fully operational. The Pori facility has a nameplate capacity of 130,000 metric tons, which represents approximately 15% of our total titanium dioxide capacity and approximately 10% of total European titanium dioxide demand. The site is insured for property damage as well as business interruption losses. According to our insurance policies, the respective retention levels (deductibles) for physical damage and business interruption are $15 million and 60 days, respectively, with a limit of $500 million. On February 9, 2017, we received a €50 million (approximately $54 million) payment from our insurer as an initial partial progress payment towards the overall pending claim.

We have established a process with our insurer to receive timely advance payments for the reconstruction of the facility as well as lost profits. We expect to have pre-funded cash on our balance sheet resulting from these advance insurance payments. As of March 31, 2017, the amount of deferred income relating to these advance insurance payments was $22 million. We have agreed with our insurer to have monthly meetings to review relevant site activities and interim claims as well as regular progress payments. We expect the Pori facility to restart in phases as follows: approximately 20% capacity in the second quarter of 2017; approximately 40% capacity in the second quarter of 2018; and full capacity around the end of 2018.

•

During the three months ended March 31, 2017, we made contributions to our pension and postretirement benefit plans of $16 million. During 2017, we expect to contribute an additional amount of approximately $101 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2017, we had $106 million of accrued restructuring costs from continuing operations, of which $61 million is classified as current. For further discussion of these plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing costs” to our condensed consolidated financial statements.

Further, we expect to incur additional restructuring charges for recently identified plans for business improvements in our Pigments and Additives segment expected to be completed by the end of 2018. We expect these additional business improvements to provide additional contributions to adjusted EBITDA in 2017.

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

•

In connection with the proposed separation of our Pigments and Additives business into a separate, publicly traded company, Venator, we anticipate that Venator will enter into new financing arrangements in anticipation of the separation. After Venator has entered into its new financing arrangements but immediately prior to separation, it will make a cash distribution to Huntsman International and, at separation, Venator will assume various Huntsman International indebtedness. We anticipate that Venator will fund such cash distribution and will repay such assumed indebtedness with the proceeds of its new financing arrangement.

•

During 2017, we expect to spend approximately $100 million of non‑recurring costs related to the proposed separation of our Pigments and Additives business, including costs for capital expenditures and financing. For more information see “Note 4. Separation of Pigments and Additives Business” to our condensed consolidated financial statements.

•	During 2017, we expect to receive a cash benefit of approximately $90 million related to overpayments of prior year tax payments. We expect to receive this refund in the second quarter of 2017.

•

On April 25, 2017, we made an early prepayment of $100 million on our 2015 Extended Term Loan B from existing cash. For further information, see “Note 7. Direct and Subsidiary Debt – Senior Credit Facilities” to our condensed consolidated financial statements.

As of March 31, 2017, we had $61 million classified as current portion of debt, including scheduled Senior Credit Facilities amortization payments totaling $28 million, debt at our variable interest entities of $21 million, and certain other short‑term facilities and scheduled amortization payments totaling $12 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of March 31, 2017, we had approximately $411 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non‑U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations or to repatriate cash as repayments of intercompany debt. If foreign cash was repatriated as a dividend instead of repayment of intercompany debt, the dividend could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as a dividend. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

CAPITAL RESOURCES

We are now commissioning a new production facility in Augusta, Georgia for the synthesis of iron oxide pigments, which we purchased from Rockwood. During commissioning, the facility has experienced delays producing products at the expected specifications and quantities, causing us to question the capabilities of the Augusta technology. Based on the facility’s performance during the commissioning process, we have concluded that production capacity at our Augusta facility will be substantially lower than originally anticipated. On February 6, 2017, we filed a lawsuit against Rockwood, Albemarle Corporation (as Rockwood’s successor) and certain former Rockwood executives to recover damage for fraud and breach of contract involving the Augusta technology.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

Since the Rockwood acquisition in 2014, our Pigments and Additives segment has been involved in a cost reduction program expected to reduce costs by approximately $140 million and improve its global competitiveness. In addition, we implemented a capacity reduction at our titanium dioxide manufacturing facility in Calais, France, which has generated approximately $35 million of annual savings beginning in the first half of 2016. We have since determined to close the Calais, France facility. Further, we expect to incur additional restructuring charges for recently identified plans for business improvements in our Pigments and Additives segment expected to be completed by the end of 2018. We expect these additional business improvements to provide additional contributions to adjusted EBITDA beginning in 2017.

For further discussion of these and other restructuring plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Note 13. Commitments and Contingencies—Legal Matters” and “Note 14. Environmental, Health and Safety Matters—Environmental Matters” to our condensed consolidated financial statements.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

As noted in our Annual Report on Form 10‑K for the year ended December 31, 2016, “Part I. Item 1. Business—Environmental, Health and Safety Matters” and “Part I. Item 1A, “Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer‑term effect of any of these regulations or proposals on our future financial condition. For a discussion of environmental, health and safety matters, see “Note 14. Environmental, Health and Safety Matters” to our condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2017, we had approximately $137 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

Huntsman International has entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. As of March 31, 2017, we had $100 million notional value of interest rate hedges with a fixed rate of 2.5%. These swaps are designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps are recorded in other comprehensive income (loss). The fair value of these hedges on March 31, 2017 was nil and they will expire in April 2017.

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See “Note 5. Variable Interest Entities.” The notional amount of the swap as of March 31, 2017 was $18 million, and the interest rate contract is not designated as a cash flow hedge. As of March 31, 2017, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three months ended March 31, 2017 and 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of March 31, 2017, the fair value of this swap was $29 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

A portion of our debt is denominated in euros. We also finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges.

Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income on our condensed statements of comprehensive income. From time to time, we review such designation of intercompany loans.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2017, we have designated approximately €606 million (approximately $656 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the three ended March 31, 2017, the amount of loss recognized on the hedge of our net investment was $15 and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2017. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Antitrust Matters

In the Indirect Purchasers matter in the District Court for the Northern District of California, we are presently negotiating a settlement for an immaterial amount. We believe that the costs relating to the remaining titanium dioxide antitrust claims will not be material in the aggregate to us.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2017.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
January	—	$—	—	$50,000,000
February	280,028	20.55	—	50,000,000
March	—	—	—	50,000,000
Total	280,028	$20.55	—

(1)

On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the three months ended March 31, 2017.

ITEM 5. OTHER INFORMATION

Amendments to A/R Programs

On April 21, 2017, we entered into an Amended and Restated European Receivables Loan Agreement, each dated as of April 21, 2017 (the “European Amendment”), among, inter alia, Huntsman International, Huntsman Receivables Finance LLC, a Delaware limited liability company, Vantico Group S.à r.l. (the “Master Servicer”), a private limited company formed under the laws of Luxembourg, Barclays Bank plc, as administrative agent, and the other financial institutions party thereto. On April 21, 2017, we entered into a Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchasing Agreement and Transaction Documents, dated as of April 21, 2017 (the “U.S. Master Amendment” and, together with the European Amendments, the “Amendments”), among, inter alia, Huntsman International, Huntsman Receivables Finance II LLC, a Delaware limited liability company, the Master Servicer, PNC Bank, National Association, as administrative agent, and the other financial institutions party thereto.

The European Amendment, among other things, extends the scheduled commitment termination date of the loan facility to April 2020, removes the Pigments and Additives subsidiaries participating in the program, reduces the facility maximum funding availability from €225 million to €150 million, sets the applicable margin rate at 1.30% and makes certain other amendments to the existing European A/R Program.

The U.S. Master Amendment, among other things, extends the scheduled commitment termination date of the loan facility to April 2020, removes the Pigments and Additives subsidiary participating in the program and makes certain other amendments to the existing U.S. A/R Program.

The foregoing does not constitute a complete summary of the terms of the Amendments. The description of the terms of the Amendments is qualified in its entirety by reference to such agreements, which are being filed in connection herewith as Exhibits 10.1 and 10.2.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2017	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)

EXHIBIT INDEX

10.1	*

Amended and Restated European Receivables Loan Agreement dated as of April 21, 2017 between Huntsman Receivables Finance LLC, Vantico Group S.à r.l., the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent

10.2	*	Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

____________________________

*	Filed herewith.