Form 10-Q
period 2017-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2017-07-27
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND     EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 20, 2017, 240,022,198 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED JUNE 30, 2017

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2017

FORWARD‑LOOKING STATEMENTS

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

On May 21, 2017, Huntsman, Clariant and Merger Sub entered into a merger agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Huntsman, with Huntsman surviving as a wholly owned subsidiary of Clariant, and Clariant will be renamed HuntsmanClariant. We have operated and, until completion of the merger, will continue to operate independently of Clariant. This report also contains statements about our proposed merger of equals with Clariant resulting in a new combined company, HuntsmanClariant, which include, without limitation, statements about the anticipated benefits of the merger, including future financial and operating results and expected synergies and cost savings related to the merger, the plans, objectives, expectations and intentions of Clariant, Huntsman or the combined company, the expected timing of the completion of the merger and information relating to the proposed initial public offering of ordinary shares of Venator Materials PLC. Such statements are based on the current expectations of the management of Clariant or Huntsman, as applicable, are qualified by the inherent risks and uncertainties surrounding future expectations generally, and actual results could differ materially from those currently anticipated due to a number of risks and uncertainties. Neither Clariant nor Huntsman, nor any of their respective directors, executive officers or advisors, provide any representation, assurance or guarantee that the occurrence of the events expressed or implied in any forward-looking statements will actually occur. Risks and uncertainties that could cause results to differ from expectations include: uncertainties as to the timing of the merger; uncertainties as to the approval of Huntsman's stockholders and Clariant's shareholders required in connection with the merger; the possibility that a competing proposal will be made; the possibility that the closing conditions to the merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; the effects of disruption caused by the announcement of the merger making it more difficult to maintain relationships with employees, customers, vendors and other business partners; the risk that stockholder litigation in connection with the merger may affect the timing or occurrence of the merger or result in significant costs of defense, indemnification and liability; ability to refinance existing indebtedness of Clariant or Huntsman in connection with the merger; other business effects, including the effects of industry, economic or political conditions outside of the control of the parties to the merger; transaction costs; actual or contingent liabilities; disruptions to the financial or capital markets, including with respect to the initial public offering of ordinary shares by Venator or financing activities related to the merger; and any delay of, or other negative developments, affecting the Separation.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$509	$414
Restricted cash(a)	11	11
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $27, respectively), ($369 and $437 pledged as collateral, respectively)(a)	1,586	1,402
Accounts receivable from affiliates	43	33
Inventories(a)	1,520	1,344
Prepaid expenses	58	60
Other current assets(a)	253	291
Total current assets	3,980	3,555
Property, plant and equipment, net(a)	4,228	4,212
Investment in unconsolidated affiliates	325	332
Intangible assets, net(a)	79	66
Goodwill	137	121
Deferred income taxes	431	396
Other noncurrent assets(a)	508	507
Total assets	$9,688	$9,189

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,138	$1,071
Accounts payable to affiliates	32	31
Accrued liabilities(a)	669	616
Current portion of debt(a)	44	60
Total current liabilities	1,883	1,778
Long-term debt(a)	4,072	4,135
Notes payable to affiliates	—	1
Deferred income taxes	454	427
Other noncurrent liabilities(a)	1,401	1,381
Total liabilities	7,810	7,722
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 252,549,390 and 250,802,175 shares issued and 238,427,254 and 236,370,347 shares outstanding, respectively	3	3
Additional paid-in capital	3,511	3,447
Treasury stock, 12,607,223 shares	(150)	(150)
Unearned stock-based compensation	(25)	(17)
Accumulated deficit	(164)	(325)
Accumulated other comprehensive loss	(1,508)	(1,671)
Total Huntsman Corporation stockholders’ equity	1,667	1,287
Noncontrolling interests in subsidiaries	211	180
Total equity	1,878	1,467
Total liabilities and equity	$9,688	$9,189

(a)

At June  30, 2017 and December 31, 2016, respectively, $32 and $25 of cash and cash equivalents, $10 each of restricted cash, $35 and $27 of accounts and notes receivable (net), $51 and $46 of inventories, $5 each of other current assets, $274 and $284 of property, plant and equipment (net), $39 and $31 of intangible assets (net), $38 and $37 of other noncurrent assets, $82 and $90 of accounts payable, $33 and $34 of accrued liabilities, $21 and $14 of current portion of debt, $104 and $114 of long‑term debt, and $78 and $76 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Trade sales, services and fees, net	$2,582	$2,512	$5,010	$4,833
Related party sales	34	32	75	66
Total revenues	2,616	2,544	5,085	4,899
Cost of goods sold	2,095	2,087	4,098	4,026
Gross profit	521	457	987	873
Operating expenses:
Selling, general and administrative	227	234	455	457
Research and development	38	39	75	76
Restructuring, impairment and plant closing costs	10	29	46	42
Business separation expenses	12	—	21	—
Merger costs	6	—	6	—
Other operating income, net	(47)	(21)	(53)	(16)
Total expenses	246	281	550	559
Operating income	275	176	437	314
Interest expense	(47)	(50)	(95)	(100)
Equity in income of investment in unconsolidated affiliates	3	2	3	3
Loss on early extinguishment of debt	(1)	(2)	(1)	(2)
Other (loss) income, net	(1)	1	1	2
Income from continuing operations before income taxes	229	127	345	217
Income tax expense	(45)	(32)	(68)	(59)
Income from continuing operations	184	95	277	158
Loss from discontinued operations	(1)	(1)	(2)	(2)
Net income	183	94	275	156
Net income attributable to noncontrolling interests	(16)	(7)	(32)	(13)
Net income attributable to Huntsman Corporation	$167	$87	$243	$143

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.70	$0.37	$1.03	$0.62
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.01)	(0.01)
Net income attributable to Huntsman Corporation common stockholders	$0.70	$0.37	$1.02	$0.61
Weighted average shares	238.3	236.3	237.8	236.2
Diluted income (loss) per share:

Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.69	$0.36	$1.01	$0.61
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	(0.01)	(0.01)
Net income attributable to Huntsman Corporation common stockholders	$0.69	$0.36	$1.00	$0.60
Weighted average shares	243.7	239.5	243.2	238.3
Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$168	$88	$245	$145
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(2)
Net income	$167	$87	$243	$143
Dividends per share	$0.125	$0.125	$0.25	$0.25

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months			Six months
	ended			ended
	June 30,			June 30,
	2017	2016		2017	2016
Net income	$183	$	$ 94	$275	$156
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	58		(53)	135	(26)
Pension and other postretirement benefits adjustments	19		11	37	24
Other, net	(4)		5	(2)	(6)
Other comprehensive income (loss), net of tax	73		(37)	170	(8)
Comprehensive income	256		57	445	148
Comprehensive income attributable to noncontrolling interests	(21)		(5)	(39)	(13)
Comprehensive income attributable to Huntsman Corporation	$235		$52	$406	$135

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Accumulated	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	deficit	loss	subsidiaries	equity
Balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$180	$1,467
Net income	—	—	—	—	—	243	—	32	275
Other comprehensive income	—	—	—	—	—	—	163	7	170
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,162,963	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	5	—	9	—	—	—	14
Repurchase and cancellation of stock awards	(344,918)	—	—	—	—	(8)	—	—	(8)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	2	2
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Stock options exercised	1,238,862	—	34	—	—	(14)	—	—	20
Dividends declared on common stock	—	—	—	—	—	(60)	—	—	(60)
Balance, June 30, 2017	238,427,254	$3	$3,511	$(150)	$(25)	$(164)	$(1,508)	$211	$1,878

Balance, January 1, 2016	237,080,026	$3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$187	$1,629
Net income	—	—	—	—	—	143	—	13	156
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	886,555	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	5	—	10	—	—	—	15
Repurchase and cancellation of stock awards	(246,663)	—	—	—	—	(2)	—	—	(2)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Stock options exercised	22,854	—	—	—	—	—	—	—	—
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—	—
Excess tax shortfall related to stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	(60)	—	—	(60)
Balance, June 30, 2016	236,298,003	$3	$3,443	$(150)	$(24)	$(447)	$(1,296)	$179	$1,708

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2017	2016
Operating Activities:
Net income	$275	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(3)	(3)
Depreciation and amortization	214	209
(Gain) loss on disposal of businesses/assets, net	(6)	2
Loss on early extinguishment of debt	1	2
Noncash interest expense	6	8
Noncash restructuring and impairment charges	8	9
Deferred income taxes	22	52
Noncash gain on foreign currency transactions	(6)	—
Stock-based compensation	19	17
Insurance proceeds for business interruption, net of gain on recovery	28	—
Other, net	4	(9)
Changes in operating assets and liabilities:
Accounts and notes receivable	(148)	(90)
Inventories	(125)	177
Prepaid expenses	3	14
Other current assets	47	22
Other noncurrent assets	(11)	(36)
Accounts payable	73	(56)
Accrued liabilities	(7)	(39)
Other noncurrent liabilities	—	8
Net cash provided by operating activities	394	443
Investing Activities:
Capital expenditures	(147)	(189)
Insurance proceeds for recovery of property damage	50	8
Cash received from unconsolidated affiliates	27	19
Investment in unconsolidated affiliates	(19)	(14)
Acquisition of business, net of cash acquired	(14)	—
Proceeds from sale of businesses/assets	19	—
Change in restricted cash	—	2
Other, net	1	—
Net cash used in investing activities	(83)	(174)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2017	2016
Financing Activities:
Net repayments under revolving loan facilities	$(36)	$—
Net repayments on overdraft facilities	—	(1)
Repayments of short-term debt	(8)	(18)
Borrowings on short-term debt	4	6
Repayments of long-term debt	(122)	(582)
Proceeds from issuance of long-term debt	10	547
Repayments of notes payable	(13)	(16)
Borrowings on notes payable	—	2
Debt issuance costs paid	(3)	(8)
Dividends paid to noncontrolling interests	(10)	(21)
Contribution from noncontrolling interests	2	—
Dividends paid to common stockholders	(60)	(60)
Repurchase and cancellation of stock awards	(8)	(2)
Proceeds from issuance of common stock	20	—
Net cash used in financing activities	(224)	(153)
Effect of exchange rate changes on cash	8	—
Increase in cash and cash equivalents	95	116
Cash and cash equivalents at beginning of period	414	257
Cash and cash equivalents at end of period	$509	$373

Supplemental cash flow information:
Cash paid for interest	$92	$103
Cash (received) paid for income taxes	(57)	21

As of June 30, 2017 and 2016, the amount of capital expenditures in accounts payable was $50 million and $59 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$506	$413
Restricted cash(a)	11	11
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $27, respectively), ($369 and $437 pledged as collateral, respectively)(a)	1,584	1,402
Accounts receivable from affiliates	369	347
Inventories(a)	1,520	1,344
Prepaid expenses	57	60
Other current assets(a)	250	286
Total current assets	4,297	3,863
Property, plant and equipment, net(a)	4,211	4,190
Investment in unconsolidated affiliates	325	332
Intangible assets, net(a)	80	66
Goodwill	137	121
Deferred income taxes	431	396
Other noncurrent assets(a)	509	507
Total assets	$9,990	$9,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,138	$1,070
Accounts payable to affiliates	75	66
Accrued liabilities(a)	667	613
Notes payable to affiliates	100	100
Current portion of debt(a)	44	60
Total current liabilities	2,024	1,909
Long-term debt(a)	4,072	4,135
Notes payable to affiliates	714	697
Deferred income taxes	450	423
Other noncurrent liabilities(a)	1,398	1,375
Total liabilities	8,658	8,539
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,244	3,226
Accumulated deficit	(598)	(779)
Accumulated other comprehensive loss	(1,525)	(1,691)
Total Huntsman International LLC members’ equity	1,121	756
Noncontrolling interests in subsidiaries	211	180
Total equity	1,332	936
Total liabilities and equity	$9,990	$9,475

(a)

At June  30, 2017 and December 31, 2016, respectively, $32 and $25 of cash and cash equivalents, $10 each of restricted cash, $35 and $27 of accounts and notes receivable (net), $51 and $46 of inventories, $5 of other current assets, $274 and $284 of property, plant and equipment (net), $39 and $31 of intangible assets (net), $38 and $37 of other noncurrent assets, $82 and $90 of accounts payable, $33 and $34 of accrued liabilities, $21 and $14 of current portion of debt, $104 and $114 of long‑term debt, and $78 and $76 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Trade sales, services and fees, net	$2,582	$2,512	$5,010	$4,833
Related party sales	34	32	75	66
Total revenues	2,616	2,544	5,085	4,899
Cost of goods sold	2,094	2,086	4,096	4,024
Gross profit	522	458	989	875
Operating expenses:
Selling, general and administrative	226	234	452	455
Research and development	38	39	75	76
Restructuring, impairment and plant closing costs	10	29	46	42
Business separation expenses	12	—	21	—
Merger costs	6	—	6	—
Other operating income, net	(48)	(21)	(53)	(16)
Total expenses	244	281	547	557
Operating income	278	177	442	318
Interest expense	(51)	(53)	(102)	(106)
Equity in income of investment in unconsolidated affiliates	3	2	3	3
Loss on early extinguishment of debt	(1)	(2)	(1)	(2)
Other (loss) income, net	(2)	1	—	2
Income from continuing operations before income taxes	227	125	342	215
Income tax expense	(44)	(31)	(67)	(58)
Income from continuing operations	183	94	275	157
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(2)
Net income	182	93	273	155
Net income attributable to noncontrolling interests	(16)	(7)	(32)	(13)
Net income attributable to Huntsman International LLC	$166	$86	$241	$142

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$182	$93	$273	$155
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	57	(54)	134	(26)
Pension and other postretirement benefits adjustments	21	11	41	26
Other, net	(4)	6	(2)	(5)
Other comprehensive income (loss), net of tax	74	(37)	173	(5)
Comprehensive income	256	56	446	150
Comprehensive income attributable to noncontrolling interests	(21)	(5)	(39)	(13)
Comprehensive income attributable to Huntsman International LLC	$235	$51	$407	$137

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity		Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit	loss	subsidiaries	equity
Balance, January 1, 2017	2,728	$3,226	$(779)	$(1,691)	$180	$936
Net income	—	—	241	—	32	273
Dividends paid to parent	—	—	(60)	—	—	(60)
Other comprehensive income	—	—	—	166	7	173
Contribution from parent	—	18	—	—	—	18
Contribution from noncontrolling interests	—	—	—	—	2	2
Dividends paid to noncontrolling interests	—	—	—	—	(10)	(10)
Balance, June 30, 2017	2,728	$3,244	$(598)	$(1,525)	$211	$1,332

Balance, January 1, 2016	2,728	$3,196	$(983)	$(1,316)	$187	$1,084
Net income	—	—	142	—	13	155
Dividends paid to parent	—	—	(60)	—	—	(60)
Other comprehensive loss	—	—	—	(5)	—	(5)
Contribution from parent	—	16	—	—	—	16
Dividends paid to noncontrolling interests	—	—	—	—	(21)	(21)
Excess tax shortfall related to stock-based compensation	—	(3)	—	—	—	(3)
Balance, June 30, 2016	2,728	$3,209	$(901)	$(1,321)	$179	$1,166

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2017	2016
Operating Activities:
Net income	$273	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investment in unconsolidated affiliates	(3)	(3)
Depreciation and amortization	208	203
(Gain) loss on disposal of businesses/assets, net	(6)	2
Loss on early extinguishment of debt	1	2
Noncash interest expense	13	13
Noncash restructuring and impairment charges	8	9
Deferred income taxes	22	53
Noncash gain on foreign currency transactions	(6)	—
Noncash compensation	18	16
Insurance proceeds for business interruption, net of gain on recovery	28	—
Other, net	3	(9)
Changes in operating assets and liabilities:
Accounts and notes receivable	(146)	(90)
Inventories	(125)	177
Prepaid expenses	3	15
Other current assets	46	22
Other noncurrent assets	(11)	(36)
Accounts payable	66	(62)
Accrued liabilities	(7)	(38)
Other noncurrent liabilities	4	12
Net cash provided by operating activities	389	441
Investing Activities:
Capital expenditures	(147)	(189)
Insurance proceeds for recovery of property damage	50	8
Cash received from unconsolidated affiliates	27	19
Investment in unconsolidated affiliates	(19)	(14)
Acquisition of business, net of cash acquired	(14)	—
Proceeds from sale of businesses/assets	19	—
Increase in receivable from affiliate	(4)	—
Change in restricted cash	—	2
Other, net	2	—
Net cash used in investing activities	(86)	(174)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2017	2016
Financing Activities:
Net repayments under revolving loan facilities	$(36)	$—
Net repayments on overdraft facilities	—	$(1)
Repayments of short-term debt	(8)	(18)
Borrowings on short-term debt	4	6
Repayments of long-term debt	(122)	(582)
Proceeds from issuance of long-term debt	10	547
Repayments of notes payable to affiliate	—	(1)
Proceeds from issuance of notes payable from affiliate	18	—
Repayments of notes payable	(13)	(16)
Borrowings on notes payable	—	2
Debt issuance costs paid	(3)	(8)
Dividends paid to noncontrolling interests	(10)	(21)
Contribution from noncontrolling interests	2	—
Dividends paid to parent	(60)	(60)
Other, net	—	1
Net cash used in financing activities	(218)	(151)
Effect of exchange rate changes on cash	8	—
Increase in cash and cash equivalents	93	116
Cash and cash equivalents at beginning of period	413	257
Cash and cash equivalents at end of period	$506	$373

Supplemental cash flow information:
Cash paid for interest	$92	$103
Cash (received) paid for income taxes	(57)	21

As of June 30, 2017 and 2016, the amount of capital expenditures in accounts payable was $50 million and $59 million, respectively. During the six months ended June  30, 2017 and 2016, Huntsman Corporation contributed $18 million and $16 million, respectively, related to stock-based compensation.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

CERTAIN DEFINITIONS

For convenience in this report, the terms “Company,” “Huntsman,” “our,” “us” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, “Huntsman International” refers to Huntsman International LLC (our wholly owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “Clariant” refers to Clariant Ltd; “HuntsmanClariant” refers to the combined company following the consummation of the merger among the Company, Clariant and Merger Sub; and “Venator” refers to Venator Materials PLC and its subsidiaries, which will contain our Pigments and Additives business assuming completion of the Separation.

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

RECENT DEVELOPMENTS

Huntsman and Clariant Merger

 On May 21, 2017, Huntsman, Clariant Ltd, a Swiss corporation, (“Clariant”), and HurricaneCyclone Corporation, a Delaware corporation and wholly owned subsidiary of Clariant (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Huntsman, with Huntsman surviving as a wholly owned subsidiary of Clariant, and Clariant will be renamed HuntsmanClariant Ltd (“HuntsmanClariant”). The merger is subject to the satisfaction or waiver of conditions set forth in the Merger Agreement, including, among other things, (i) the adoption of the Merger Agreement by the affirmative vote of Huntsman stockholders holding a majority of the outstanding Huntsman shares entitled to vote thereon at the Huntsman special meeting in favor of such adoption and (ii) the approval of Clariant shareholders of the increase in share capital of Clariant necessary to permit the issuance of HuntsmanClariant shares in connection with the merger by the affirmative vote of two-thirds of the votes represented at its extraordinary general meeting. We have operated and, until completion of the merger, will continue to operate independently of Clariant. As of the date of its announcement, the merger had an enterprise value of approximately $20 billion, with more than 200 production sites around the world and approximately 28,000 associates. We are targeting completion of the merger near the end of this year.  During the three and six months ended June 30, 2017 and 2016, we incurred merger-related costs of $6 million, $6 million, nil and nil, respectively.

Separation of our Pigments and Additives Business

We are in the process of separating our Pigments and Additives business, which is expected to be completed during the third quarter of 2017. During the third quarter of 2017, we expect to account for the Pigments and Additives business as assets held for sale and discontinued operations. For more information, see “Note 4. Separation of Pigments and Additives Business.”

In connection with the separation, Venator Materials PLC (“Venator”) intends to enter into new financing arrangements and expects to incur up to $750 million of new debt, which will include (i) $375 million of senior unsecured notes and (ii) borrowings of $375 million under a new senior secured term loan facility. For further information, see “Note 7. Debt—Direct and Subsidiary Debt—Venator Unsecured Notes and Venator Credit Facilities.”

Pori Fire

On January 30, 2017, our titanium dioxide manufacturing facility in Pori, Finland experienced fire damage and is currently not fully operational. We are committed to repairing the facility as quickly as possible and a portion of our white end production became operational during the second quarter of 2017. During the first half of 2017, we recorded a loss of $32 million for the write-off of fixed assets and lost inventory in other operating income, net in our condensed consolidated statements of operations. In addition, we recorded a loss of $15 million of costs for cleanup of the facility in other operating income, net through June 30, 2017.

The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million. The fire at our Pori facility did not have a material impact on our 2017 second quarter operating results as losses incurred were offset by insurance proceeds. On February 9, 2017 and May 2, 2017, we received $54 million and $76 million, respectively, as partial progress payments from our insurer. During the first six months of 2017, we recorded $84 million of income related to property damage and business interruption insurance recoveries in other operating income, net in our condensed consolidated statements of operations to offset property damage and business interruption losses recorded during the period. In addition, we recorded $46 million as deferred income in accrued liabilities as of June 30, 2017 for insurance proceeds received for costs not yet incurred.

On July 10, 2017, we received an additional progress payment of $11 million from our insurer.

Early Prepayment of Debt

On July 26, 2017, we made an early prepayment of $100 million on our 2015 extended term loan B facility due 2019 (“2015 Extended Term Loan B”) from existing cash. For further information, see “Note 7. Direct and Subsidiary Debt—Senior Credit Facilities.”

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

Accounting Pronouncements Pending Adoption in Future Periods

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014‑09 for all entities by one year. Further, in March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow‑Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively, and early application is permitted. We are currently performing the analysis identifying areas that will be impacted by the adoption of the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 on our condensed consolidated financial statements. At this time, other than additional required disclosures, we do not expect the adoption of the amendments in these ASUs to have a significant impact on our condensed consolidated financial statements. The standard will be adopted in our fiscal year 2018 and we have elected the modified retrospective approach as the transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted for all entities. Reporting entities are required to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of the amendments in this ASU on our condensed consolidated financial statements and believe, based on our preliminary assessment, that we will record significant additional right-to-use assets and lease obligations.

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

3. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2017	2016
Raw materials and supplies	$352	$291
Work in progress	97	91
Finished goods	1,131	1,017
Total	1,580	1,399
LIFO reserves	(60)	(55)
Net inventories	$1,520	$1,344

For both June 30, 2017 and December 31, 2016, approximately 9% of inventories were recorded using the LIFO cost method.

4. SEPARATION OF PIGMENTS AND ADDITIVES BUSINESS

We are in the process of separating our Pigments and Additives business, which is expected to be completed during the third quarter of 2017. During the third quarter of 2017, we expect to account for the Pigments and Additives business as assets held for sale and discontinued operations.

In connection with the Separation, we recorded business separation expenses of $12 million and nil during the three months ended June 30, 2017 and 2016, respectively, and $21 million and nil during the six months ended June 30, 2017 and 2016, respectively.

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

Creditors of these entities have no recourse to our general credit. See “Note 7. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at June 30, 2017, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheets, before intercompany eliminations, as of June 30, 2017 and our consolidated balance sheets as of December 31, 2016 (dollars in millions):

	June 30,	December 31,
	2017	2016
Current assets	$132	$117
Property, plant and equipment, net	274	284
Other noncurrent assets	110	98
Deferred income taxes	43	43
Intangible assets	39	31
Goodwill	13	12
Total assets	$611	$585
Current liabilities	$179	$172
Long-term debt	106	116
Deferred income taxes	11	10
Other noncurrent liabilities	78	76
Total liabilities	$374	$374

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2017 and 2016 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$68	$56	$133	$108
Income from continuing operations before income taxes	13	11	24	19
Net cash provided by operating activities	5	17	24	36

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of June 30, 2017 and December 31, 2016, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions(1)	decommissioning	termination costs	costs	Total(2)
Accrued liabilities as of January 1, 2017	$26	$18	$42	$5	$91
2017 charges for 2016 and prior initiatives	1	4	—	8	13
2017 charges for 2017 initiatives	25	—	—	—	25
Distribution of prefunded restructuring costs	(1)	—	—	—	(1)
2017 payments for 2016 and prior initiatives	(9)	(13)	(1)	(8)	(31)
2017 payments for 2017 initiatives	(1)	—	—	—	(1)
Net activity of discontinued operations	—	—	(1)	—	(1)
Foreign currency effect on liability balance	1	1	3	—	5
Accrued liabilities as of June 30, 2017	$42	$10	$43	$5	$100

(1)	The workforce reduction reserves relate to the termination of 449 positions, of which 389 positions had not been terminated as of June 30, 2017.

(2)	Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30,	December 31,
	2017	2016
2015 and prior initiatives	$75	$88
2016 initiatives	1	3
2017 initiatives	24	—
Total	$100	$91

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Performance	Advanced	Textile	Pigments	Discontinued	Corporate
	Polyurethanes	Products	Materials	Effects	and Additives	Operations	and other	Total
Accrued liabilities as of January 1, 2017	$2	$—	$3	$61	$21	$2	$2	$91
2017 charges for 2016 and prior initiatives	—	—	—	5	8	—	—	13
2017 charges for 2017 initiatives	—	—	—	6	19	—	—	25
Distribution of prefunded restructuring costs	—	—	—	—	(1)	—	—	(1)
2017 payments for 2016 and prior initiatives	(1)	—	—	(15)	(15)	—	—	(31)
2017 payments for 2017 initiatives	—	—	—	(1)	—	—	—	(1)
Net activity of discontinued operations	—	—	—	—	—	(1)	—	(1)
Foreign currency effect on liability balance	—	—	—	4	1	—	—	5
Accrued liabilities as of June 30, 2017	$1	$—	$3	60	$33	$1	$2	$100

Current portion of restructuring reserves	$1	$—	$2	$20	$29	$1	$2	$55
Long-term portion of restructuring reserves	—	—	1	40	4	—	—	45

Details with respect to cash and noncash restructuring charges for the three and six months ended June 30, 2017 and 2016 by initiative are provided below (dollars in millions):

	Three months ended June 30, 2017	Six months ended June 30, 2017
Cash charges:
2017 charges for 2016 and prior initiatives	$5	$13
2017 charges for 2017 initiatives	—	25
Pension-related charges	1	1
Accelerated depreciation	1	2
Impairment of assets	3	3
Other non-cash charges	—	2
Total 2017 Restructuring, Impairment and Plant Closing Costs	$10	$46

	Three months ended June 30, 2016	Six months ended June 30, 2016
Cash charges:
2016 charges for 2015 and prior initiatives	$19	$28
2016 charges for 2016 initiatives	6	6
Accelerated depreciation	3	7
Reversal of reserves no longer required	—	(1)
Other non-cash charges	1	2
Total 2016 Restructuring, Impairment and Plant Closing Costs	$29	$42

2017 RESTRUCTURING ACTIVITIES

In September 2011, we implemented a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland (the “2011 Textile Effects Restructuring”). In connection with this plan, during the six months ended June 30, 2017, our Textile Effects segment recorded restructuring expense of approximately $3  million associated with this initiative.  We expect to receive an income of upfront installment payment of approximately $5 million through the end of 2017 to cover our large portion of contract settlement payments.

During the first quarter of 2017, we implemented the first phase of a restructuring program to improve competitiveness in our Textile Effects segment. In connection with this restructuring program, we recorded restructuring expense of $7 million in the six months ended June 30, 2017 related primarily to workforce reductions. We expect to incur additional charges of approximately $2 million through the end 2017.

In March 2015, we implemented a restructuring program in our color pigments business (the “Color Pigments Restructuring”). In connection with the Color Pigments Restructuring, we recorded restructuring expense of approximately $5 million in the six months ended June 30, 2017. We expect to incur additional charges of approximately $2 million through the end of 2017.

In July 2016, we announced a plan to close our Pigments and Additives segment’s South African titanium dioxide manufacturing facility. As part of the program, we recorded restructuring expense of approximately $2 million in the six months ended June 30, 2017. We expect to incur additional charges of approximately $3 million through the end of the third quarter of 2018.

In March 2017, we announced a plan to close the white end finishing and packaging operations of our titanium dioxide manufacturing facility at our Calais, France site. The announced plan follows the 2015 announcement of the closure of the black end manufacturing operations and would result in the closure of the entire facility. In connection with this closure, we recorded restructuring expense of $23 million in the six months ended June 30, 2017. We recorded $8 million of accelerated depreciation on the remaining long‑lived assets associated with this manufacturing facility during 2016. We expect to incur additional charges of approximately $41 million through the end of 2021.

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

In connection with the 2011 Textile Effects Restructuring, during the six months ended June 30, 2016, our Textile Effects segment recorded charges of $1 million for non‑cancelable long‑term contract termination costs, $1 million for decommissioning and $2 million in other restructuring costs associated with this initiative.

In December 2014, we implemented a comprehensive restructuring program to improve the global competitiveness of our Pigments and Additives segment. As part of the program, we are reducing our workforce by approximately 900 positions. In connection with this restructuring program, we recorded restructuring expense of $4 million in the six months ended June 30, 2016.

In connection with the Color Pigments Restructuring, we recorded restructuring expense of approximately $8 million in the six months ended June 30, 2016.

In connection with the closure of our Pigments and Additives segment’s South African titanium dioxide manufacturing facility, we recorded restructuring expense of approximately $3 million in the six months ended June 30, 2016. Additionally, we recorded an impairment charge of $1 million during the second quarter of 2016. The majority of the long‑lived assets associated with this manufacturing facility were impaired in the fourth quarter of 2015.

In connection with planned restructuring activities, our Pigments and Additives segment recorded accelerated depreciation as restructuring expense of $7 million during the six months ended June 30, 2016.

7. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	June 30,	December 31,
	2017	2016
Senior Credit Facilities:
Term loans	$1,862	$1,967
Amounts outstanding under A/R programs	181	208
Senior notes	1,884	1,812
Variable interest entities	125	128
Other	64	80
Total debt—excluding debt to affiliates	$4,116	$4,195
Total current portion of debt	$44	$60
Long-term portion	4,072	4,135
Total debt—excluding debt to affiliates	$4,116	$4,195
Total debt—excluding debt to affiliates	$4,116	$4,195
Notes payable to affiliates-noncurrent	—	1
Total debt	$4,116	$4,196

Huntsman International

	June 30,	December 31,
	2017	2016
Senior Credit Facilities:
Term loans	$1,862	$1,967
Amounts outstanding under A/R programs	181	208
Senior notes	1,884	1,812
Variable interest entities	125	128
Other	64	80
Total debt—excluding debt to affiliates	$4,116	$4,195
Total current portion of debt	$44	$60
Long-term portion	4,072	4,135
Total debt—excluding debt to affiliates	$4,116	$4,195
Total debt—excluding debt to affiliates	$4,116	$4,195
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	714	697
Total debt	$4,930	$4,992

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of June 30, 2017 and December 31, 2016, the amount of debt issuance costs directly reducing the debt liability was $54 million and $57 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

As of June 30, 2017, our senior credit facilities (“Senior Credit Facilities”) consisted of our revolving facility (“Revolving Facility”), our 2015 Extended Term Loan B, our term loan B facility due 2021 (“2021 Term Loan B”) and our term loan B facility due 2023 (“2023 Term Loan B”) as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(3)	Maturity
Revolving Facility	$650	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 2.75%	2021
2015 Extended Term Loan B	N/A	206		1		205		USD LIBOR plus 3.00%	2019
2021 Term Loan B	N/A	347		11		336		USD LIBOR plus 2.75%(2)	2021
2023 Term Loan B	N/A	1,365		44		1,321		USD LIBOR plus 3.00%(2)	2023

(1)

We had no borrowings outstanding under our Revolving Facility; we had approximately $17 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)	The 2021 Term Loan B and the 2023 Term Loan B are subject to a 0.75% LIBOR floor.

(3)

The applicable interest rate of the Revolving Facility is subject to certain secured leverage ratio thresholds. As of June 30, 2017, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 4%.

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

On both April 25, 2017 and July 26, 2017,  we made early prepayments of $100 million each on our 2015 Extended Term Loan B from existing cash.

Seventeenth Amendment to Credit Agreement

On June 15, 2017, Huntsman International entered into a seventeenth amendment to the agreement governing the Senior Credit Facilities. The amendment allows us to enter into certain transactions in connection with the Separation and to consummate the previously announced merger of Huntsman Corporation with Clariant.

In connection with the Separation, the amendment allows for the incurrence of certain indebtedness of Venator to be held in escrow and permits the internal restructuring of the Pigments and Additives assets. In connection with the Separation, Venator and its subsidiaries will be designated as unrestricted subsidiaries and we will be required to repay $450 million of existing term loan indebtedness.

A/R Programs

Our U.S. accounts receivable securitization program (“U.S. A/R Program”) and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of June 30, 2017 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2020	$250	$90	(3)	Applicable rate plus 0.95%
EU A/R Program	April 2020	€150	€80		Applicable rate plus 1.30%
		(approximately $170)	(approximately $91)

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

(3)	As of June 30, 2017, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

On April 21, 2017, we entered into amendments to our A/R Programs that, among other things, extend the scheduled termination dates to April 2020. As of June 30, 2017 and December 31, 2016, $369 million and $437 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Venator Unsecured Notes

On July 14, 2017, our subsidiaries Venator Finance S.à r.l. and Venator Materials LLC (the “Venator Issuers”) entered into an indenture in connection with the issuance of $375 million in aggregate principal amount of 5.75% Senior Notes due 2025 (the “Venator Notes”). The Venator Notes were sold pursuant to a purchase agreement and were funded into escrow pending completion of the Separation. When released from escrow, the Venator Issuers intend to use the net proceeds of the notes offering to repay intercompany debt to us, to pay a dividend to us (to the extent net proceeds exceed the net intercompany amounts owed to us) and to pay related fees and expenses.

The Venator Notes are general unsecured senior obligations of the Venator Issuers and, upon completion of the Separation, will be guaranteed on a general unsecured senior basis by Venator and certain of Venator’s subsidiaries.

The indenture imposes certain limitations on the ability of Venator and certain of its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of non-guarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets.

The Venator Notes bear interest of 5.75% per year payable semi-annually and will mature on July 15, 2025. The Venator Issuers may redeem the Venator Notes in whole or in part at any time prior to July 15, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest, if any. The Venator Notes will be redeemable in whole or in part at any time on or after July 15, 2020 at the redemption prices in the Venator Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, at any time prior to July 15, 2020, the Venator Issuers may redeem up to 40% of the aggregate principal amount of the Venator Notes with an amount not greater than the net cash proceeds of certain equity offerings or contributions to Venator’s equity at 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Upon the occurrence of certain change of control events (other than the Separation), holders of the Venator Notes will have the right to require that the Venator Issuers purchase all or a portion of such holder’s Venator

Notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Venator Credit Facilities

Venator intends to enter into new senior credit facilities ("Venator Credit Facilities") that will provide for first lien senior secured financing of up to $675 million, consisting of:

"	a term loan facility ("Venator Term Loan"), in an aggregate principal amount of $375 million, with a maturity of seven years; and
"	an asset-based revolving lending facility ("Venator ABL Facility"), in an aggregate principal amount of up to $300 million, with a maturity of five years.

The Venator Term Loan will amortize in aggregate annual amounts equal to 1% of the original principal amount of the Venator Term Loan, payable quarterly commencing with the first full fiscal quarter ended after the date the term loan is funded.

Availability to borrow under the $300 million of commitments is subject to a borrowing base calculation comprised of accounts receivable and inventory in United States, Canada, the United Kingdom, Germany and accounts receivable in France and Spain, that fluctuate from time to time and may be further impacted by the lenders’ discretionary ability to impose reserves and availability blocks that might otherwise incrementally increase borrowing availability. As a result, the aggregate amount available for extensions of credit under the Venator ABL Facility at any time will be the lesser of $300 million and the borrowing base calculated according to the formula described above minus the aggregate amount of extensions of credit outstanding under the Venator ABL Facility at such time.

Borrowings under the term loan facility will bear interest at a rate equal to, at Venator’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs subject to an interest rate floor to be agreed or (b) a base rate determined by reference to the highest of (i) the rate of interest per annum determined from time to time by JPMorgan Chase Bank, N.A. as its prime rate in effect at its principal office in New York City, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case plus an applicable margin to be agreed upon. Borrowings under the Venator ABL Facility will bear interest at a variable rate equal to an applicable margin based on the applicable quarterly average excess availability under the Venator ABL Facility plus either a LIBOR or a base rate. Thereafter, the applicable margin percentage will be calculated and established once every three calendar months and will vary from 150 to 200 basis points for LIBOR loans depending on the quarterly average excess availability under the Venator ABL Facility for the immediately preceding three month period.

Following the Separation and subject to customary exceptions, all obligations under the Venator Senior Credit Facilities will be unconditionally guaranteed, jointly and severally, on a senior secured basis by Venator and each existing and subsequently acquired or organized direct or indirect material wholly-owned restricted subsidiary of Venator. The obligations of the loan parties will be secured by a pledge of Venator’s capital stock directly held by Venator and any domestic loan parties and substantially all of Venator’s assets and those of each subsidiary guarantor, including capital stock of the subsidiary guarantors and 65% of the capital stock of the first-tier foreign subsidiaries that are not subsidiary guarantors, in each case subject to exceptions. Lien priority as between the term loan facility and the Venator ABL Facility with respect to the collateral will be governed by an intercreditor agreement.

Note Payable from Huntsman International to Huntsman Corporation

As of June 30, 2017, we had a loan of $814 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2017 on our condensed consolidated balance sheets. As of June 30, 2017, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2017, we had approximately $146 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

Huntsman International had entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps were designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income (loss). These swaps expired in April 2017.

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See “Note 5. Variable Interest Entities.” The notional amount of the swap as of June 30, 2017 was $16 million, and the interest rate contract is not designated as a cash flow hedge. As of June 30, 2017, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the six months ended June 30, 2017 and 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of June 30, 2017, the fair value of this swap was $16 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2017, we have designated approximately €746 million (approximately $846 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the six months ended June 30, 2017, the amount of loss recognized on the hedge of our net investment was $54 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

9. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$29	$29	$27	$27
Investments in equity securities	5	5	18	18
Cross-currency interest rate contracts	16	16	29	29
Interest rate contracts	(1)	(1)	(2)	(2)
Long-term debt (including current portion)	(4,116)	(4,381)	(4,195)	(4,368)

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	June 30,	for identical	inputs	inputs
Description	2017	assets (Level 1)(3)	(Level 2)(3)	(Level 3)
Assets:
Available-for sale equity securities:
Non-qualified employee benefit plan investments	$29	$29	$—	$—
Investments in equity securities	5	5	—	—
Derivatives:
Cross-currency interest rate contracts(1)	16	—	—	16
Total assets	$50	$34	$—	$16

Liabilities:
Derivatives:
Interest rate contracts(2)	$(1)	$—	$(1)	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2016	assets (Level 1)(3)	(Level 2)(3)	(Level 3)
Assets:
Available-for sale equity securities:
Non-qualified employee benefit plan investments	$27	$27	$—	$—
Investments in equity securities	18	18	—	—
Derivatives:
Cross-currency interest rate contracts(1)	29	—	—	29
Total assets	$74	$45	$—	$29

Liabilities:
Derivatives:
Interest rate contracts(2)	$(2)	$—	$(2)	$—

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

(3)	There were no transfers between Levels 1 and 2 within the fair value hierarchy during the six months ended June 30, 2017 and the year ended December 31, 2016.

The following table shows a reconciliation of beginning and ending balances for the three and six months ended June 30, 2017 and 2016 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions).

	Three months	Six months
	ended	ended
	June 30, 2017	June 30, 2017
	Cross-Currency Interest	Cross-Currency Interest
	Rate Contracts	Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$29	$29
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive income (loss)	(13)	(13)
Purchases, sales, issuances and settlements	—	—
Ending balance, June 30, 2017	$16	$16
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2017	$—	$—

	Three months	Six months
	ended	ended
	June 30, 2016	June 30, 2016
	Cross-Currency Interest	Cross-Currency Interest
	Rate Contracts	Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$20	$28
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive income (loss)	6	(2)
Purchases, sales, issuances and settlements	—	—
Ending balance, June 30, 2016	$26	$26
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2016	$—	$—

Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30, 2017		June 30, 2017
		Other		Other
	Interest	comprehensive	Interest	comprehensive
2017	expense	income (loss)	expense	income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses relating to assets still held at June 30, 2017	—	(13)	—	(13)

	Three months		Six months
	ended		ended
	June 30, 2016		June 30, 2016
		Other		Other
	Interest	comprehensive	Interest	comprehensive
2016	expense	income (loss)	expense	income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses relating to assets still held at June 30, 2016	—	6	—	(2)

We also have assets that under certain conditions are subject to measurement at fair value on a non‑recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During the six months ended June 30, 2017 and 2016, we recorded charges of $3 million and $1 million, respectively, for the impairment of long‑lived assets.

10. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$17	$16	$1	$—
Interest cost	26	31	1	1
Expected return on assets	(50)	(48)	—	—
Amortization of prior service benefit	(1)	(3)	(2)	(1)
Amortization of actuarial loss	22	18	1	—
Special termination benefits	1	—	—	—
Net periodic benefit cost	$15	$14	$1	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$34	$32	$1	$1
Interest cost	51	61	2	2
Expected return on assets	(98)	(95)	—	—
Amortization of prior service benefit	(3)	(5)	(4)	(3)
Amortization of actuarial loss	44	34	2	1
Special termination benefits	1	—	—	—
Net periodic benefit cost	$29	$27	$1	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$17	$16	$1	$—
Interest cost	26	31	1	1
Expected return on assets	(50)	(48)	—	—
Amortization of prior service benefit	(1)	(3)	(2)	(1)
Amortization of actuarial loss	24	19	1	—
Special termination benefits	1	—	—	—
Net periodic benefit cost	$17	$15	$1	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$34	$32	$1	$1
Interest cost	51	61	2	2
Expected return on assets	(98)	(95)	—	—
Amortization of prior service benefit	(3)	(5)	(4)	(3)
Amortization of actuarial loss	48	37	2	1
Special termination benefits	1	—	—	—
Net periodic benefit cost	$33	$30	$1	$1

During the three months ended June 30, 2017 and 2016, we made contributions to our pension and other postretirement benefit plans of $39 million and $38 million, respectively. During the remainder of 2017, we expect to contribute an additional amount of approximately $80 million to these plans.

11. COMMON STOCK DIVIDENDS

During each of the quarters ended June 30, 2017 and 2016 and March 31, 2017 and 2016, we paid dividends of $30 million, or $0.125 per share, to common stockholders.

12. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2017	$(459)	$(1,275)	$4	$23	$(1,707)	$36	$(1,671)
Other comprehensive income before reclassifications, gross	118	—	—	6	124	(7)	117
Tax benefit	17	—	—	—	17	—	17
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	39	—	(8)	31	—	31
Tax expense	—	(2)	—	—	(2)	—	(2)
Net current-period other comprehensive income (loss)	135	37	—	(2)	170	(7)	163
Ending balance, June 30, 2017	$(324)	$(1,238)	$4	$21	$(1,537)	$29	$(1,508)

(a)	Amounts are net of tax of $83 and $100 as of June 30, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $175 and $177 as of June 30, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2016	$(288)	$(1,056)	$11	$17	$(1,316)	$28	$(1,288)
Other comprehensive (loss) income before reclassifications, gross	(30)	—	(8)	2	(36)	—	(36)
Tax benefit	4	—	—	—	4	—	4
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	27	—	—	27	—	27
Tax expense	—	(3)	—	—	(3)	—	(3)
Net current-period other comprehensive (loss) income	(26)	24	(8)	2	(8)	—	(8)
Ending balance, June 30, 2016	$(314)	$(1,032)	$3	$19	$(1,324)	$28	$(1,296)

(a)Amounts are net of tax of $86 and $90 as of June 30, 2016 and January 1, 2016, respectively.

(b)Amounts are net of tax of $132 and $135 as of June 30, 2016 and January 1, 2016, respectively.

(c)See table below for details about these reclassifications.

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(7)	(b)
Actuarial loss	23	46	(b)(c)
	20	39	Total before tax
	(1)	(2)	Income tax expense
Total reclassifications for the period	$19	$37	Net of tax

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(8)	(b)
Actuarial loss	16	35	(b)(c)
	12	27	Total before tax
	(3)	(3)	Income tax expense
Total reclassifications for the period	$9	$24	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 10. Employee Benefit Plans.”

(c)

Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both of the three months ended June 30, 2017 and 2016 and $2 million of actuarial losses related to discontinued operations for both of the six months ended June 30, 2017 and 2016.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2017	$(462)	$(1,286)	$4	$17	$(1,727)	$36	$(1,691)
Other comprehensive income before reclassifications, gross	117	—	—	6	123	(7)	116
Tax benefit	17	—	—	—	17	—	17
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	43	—	(8)	35	—	35
Tax expense	—	(2)	—	—	(2)	—	(2)
Net current-period other comprehensive income (loss)	134	41	—	(2)	173	(7)	166
Ending balance, June 30, 2017	$(328)	$(1,245)	$4	$15	$(1,554)	$29	$(1,525)

(a)	Amounts are net of tax of $69 and $86 as of June 30, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $203 and $205 as of June 30, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2016	$(292)	$(1,074)	$11	$11	$(1,344)	$28	$(1,316)
Other comprehensive (loss) income before reclassifications, gross	(30)	—	(8)	3	(35)	—	(35)
Tax benefit	4	—	—	—	4	—	4
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	30	—	—	30	—	30
Tax expense	—	(4)	—	—	(4)	—	(4)
Net current-period other comprehensive income (loss)	(26)	26	(8)	3	(5)	—	(5)
Ending balance, June 30, 2016	$(318)	$(1,048)	$3	$14	$(1,349)	$28	$(1,321)

(a)	Amounts are net of tax of $72 and $76 as of June 30, 2016 and January 1, 2016, respectively.

(b)	Amounts are net of tax of $159 and $163 as of both June 30, 2016 and January 1, 2016, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(7)	(b)
Actuarial loss	25	50	(b)(c)
	22	43	Total before tax
	(1)	(2)	Income tax expense
Total reclassifications for the period	$21	$41	Net of tax

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(8)	(b)
Actuarial loss	19	38	(b)(c)
	15	30	Total before tax
	(4)	(4)	Income tax expense
Total reclassifications for the period	$11	$26	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 10. Employee Benefit Plans.”

(c)

Amounts contain approximately $1 million of actuarial losses related to discontinued operations for both the three months ended June 30, 2017 and 2016 and $2 million of actuarial losses related to discontinued operations for both the six months ended June 30, 2017 and 2016.

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Product Delivery Claim

We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $173 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $128 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $128 million), and we have made no accrual with respect to this matter.

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

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS CAPITAL EXPENDITURES

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2017 and 2016, our capital expenditures for EHS matters totaled $17 million and $22 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

ENVIRONMENTAL RESERVES

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $35 million and $34 million for environmental liabilities as of June 30, 2017 and December 31, 2016, respectively. Of these amounts, $6 million and $7 million were classified as accrued liabilities in each of our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, and $29 million and $27 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

West Footscray Remediation

By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of June 30, 2017, we had an accrued liability of approximately $15 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

15. STOCK‑BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of June 30, 2017, we were authorized to grant up to 8.2 million shares under the 2016 Stock Incentive Plan. As of June 30, 2017, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended		Six months ended
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Huntsman Corporation compensation cost	$9	$9	$19	$17
Huntsman International compensation cost	9	9	18	16

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $4 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Three months ended				Six months ended
	ended				ended
	June 30,				June 30,
	2017		2016		2017		2016
Dividend yield	2.0%		3.3%		2.4%		5.6%
Expected volatility	56.6%		57.7%		56.9%		57.9%
Risk-free interest rate	1.9%		1.5%		2.0%		1.4%
Expected life of stock options granted during the period	5.9	years	5.9	years	5.9	years	5.9	years

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of June 30, 2017 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2017	11,245	$13.37
Granted	997	21.04
Exercised	(1,925)	17.73
Forfeited	(60)	17.39
Outstanding at June 30, 2017	10,257	13.28	6.1	$129
Exercisable at June 30, 2017	6,974	12.96	4.8	90

The weighted‑average grant‑date fair value of stock options granted during the six months ended June 30, 2017 was $9.26 per option. As of June 30, 2017, there was $14 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1  years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 was approximately $9 million and nil, respectively. Cash received from stock options exercised during the six months ended June 30, 2017 and 2016 was approximately $20 million and nil, respectively. The cash tax benefit from stock options exercised during the six months ended June 30, 2017 and 2016 was approximately $2 million and nil, respectively.

NONVESTED SHARES

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2017 and 2016, the weighted-average expected volatility rate was 45.0% and 39.3%, respectively, and the weighted average risk-free interest rate was 1.5% and 0.9%, respectively. For the performance share unit awards granted in the six months ended June 30, 2017 and 2016, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of June 30, 2017 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant- Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2017	2,996		$13.36	912	$12.27
Granted	779		22.60	285	21.01
Vested	(903)	(1)	16.23	(366)	14.07
Forfeited	(15)		15.63	(28)	12.48
Nonvested at June 30, 2017	2,857		14.97	803	14.55

(1)

As of June 30, 2017, a total of 480,604 restricted stock units were vested but not yet issued, of which 25,704 vested during the six months ended June 30, 2017. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of June 30, 2017, there was $42 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted‑average period of approximately 2.0 years. The value of share awards that vested during the six months ended June 30, 2017 and 2016 was $20 million and $15 million, respectively.

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

During the six months ended June 30, 2017, we released a valuation allowance of $7 million on certain net deferred assets of our Polyurethanes business in Italy. On March 1, 2017 and April 1, 2017, we demerged the Italian legal entities containing our Polyurethanes business from our combined Italian tax group. The historical and expected continued profitability of that Polyurethanes business resulted in the release of the associated valuation allowance. During the same period, we also released a valuation allowance of $11 million on certain deferred tax assets in

Luxembourg as a result of changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased income in Luxembourg, our primary treasury center outside of the U.S.

During the six months ended June 30, 2017 and 2016, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits and a corresponding income tax expense of $6 million and $1 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

Huntsman Corporation

We recorded income tax expense of $68 million and $59 million for the six months ended June 30, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre‑tax income in the United States with an approximate 35% federal and state blended effective tax rate. Higher earnings in countries with low tax rates and valuation allowances, and the release of the Italy valuation allowance, resulted in a lower effective tax rate through the second quarter of 2017.

Huntsman International

Huntsman International recorded income tax expense of $67 million and $58 million for the six months ended June 30, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Notably, we continue to earn a significant portion of our pre‑tax income in the United States with an approximate 35% federal and state blended effective tax rate. Higher earnings in countries with low tax rates and valuation allowances, and the release of the Italy valuation allowance, resulted in a lower effective tax rate through the second quarter of 2017.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$168	$88	$245	$145
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$167	$87	$243	$143
Denominator:
Weighted average shares outstanding	238.3	236.3	237.8	236.2
Dilutive shares:
Stock-based awards	5.4	3.2	5.4	2.1
Total weighted average shares outstanding, including dilutive shares	243.7	239.5	243.2	238.3

Additional stock‑based awards of 2.0 million and 5.9 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2017 and 2016, respectively, and 2.1 million and 7.8 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2017 and 2016, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016 because the effect would be anti‑dilutive.

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

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Polyurethanes	$1,022	$976	$1,975	$1,812
Performance Products	561	566	1,094	1,102
Advanced Materials	260	261	519	527
Textile Effects	205	198	393	383
Pigments and Additives	562	576	1,099	1,116
Corporate and eliminations	6	(33)	5	(41)
Total	$2,616	$2,544	$5,085	$4,899

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$167	$171	$311	$302
Performance Products	102	86	186	178
Advanced Materials	56	58	110	118
Textile Effects	24	24	45	42
Pigments and Additives	114	31	183	46
Corporate and other(2)	(50)	(45)	(93)	(87)
Total	413	325	742	599
Reconciliation of adjusted EBITDA to net income:
Interest expense	(47)	(50)	(95)	(100)
Income tax expense—continuing operations	(45)	(32)	(68)	(59)
Income tax benefit—discontinued operations	—	—	1	1
Depreciation and amortization	(108)	(109)	(214)	(209)
Net income attributable to noncontrolling interests	16	7	32	13
Other adjustments:
Business acquisition and integration expenses	(4)	(4)	(7)	(13)
Merger costs	(6)	—	(6)	—
EBITDA of discontinued operations	(1)	(1)	(3)	(3)
Loss on early extinguishment of debt	(1)	(2)	(1)	(2)
Certain legal settlements and related expenses	(1)	—	(1)	(1)
Gain on sale of assets	9	—	9	—
Amortization of pension and postretirement actuarial losses	(22)	(17)	(44)	(33)
Net plant incident credits (costs)	2	7	(3)	6
Restructuring, impairment and plant closing costs	(10)	(30)	(46)	(43)
Business separation expenses	(12)	—	(21)	—
Net income	$183	$94	$275	$156

	Three months			Six months
	ended			ended
	June 30,			June 30,
	2017	2016		2017		2016
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$167		$171		$311		$302
Performance Products	102		86		186		178
Advanced Materials	56		58		110		118
Textile Effects	24		24		45		42
Pigments and Additives	114		31		183		46
Corporate and other(2)	(50)		(43)		(91)		(85)
Total	413		327		744		601
Reconciliation of adjusted EBITDA to net income:
Interest expense	(51)		(53)		(102)		(106)
Income tax expense—continuing operations	(44)		(31)		(67)		(58)
Income tax benefit—discontinued operations	—		—		1		1
Depreciation and amortization	(104)		(106)		(208)		(203)
Net income attributable to noncontrolling interests	16		7		32		13
Other adjustments:
Business acquisition and integration expenses	(4)		(4)		(7)		(13)
Merger costs	(6)		—		(6)		—
EBITDA of discontinued operations	(1)		(1)		(3)		(3)
Loss on early extinguishment of debt	(1)		(2)		(1)		(2)
Certain legal settlements and related expenses	(1)		—		(1)		(1)
Gain on sale of assets	9		—		9		—
Amortization of pension and postretirement actuarial losses	(24)		(21)		(48)		(37)
Net plant incident credits (costs)	2		7		(3)		6
Restructuring, impairment and plant closing costs	(10)		(30)		(46)		(43)
Business separation expenses	(12)		—		(21)		—
Net income	$182	$	$ 93	$	$ 273	$	$ 155

(1)

Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) gain on sale of assets; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident credits (costs); (i) restructuring, impairment and plant closing costs; and (j) business separation expenses.

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

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC

The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the Nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International’s outstanding notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
ASSETS
Current assets:
Cash and cash equivalents	$158	$1	$347	$—	$506
Restricted cash	—	—	11	—	11
Accounts and notes receivable, net	29	138	1,412	5	1,584
Accounts receivable from affiliates	1,293	4,767	256	(5,947)	369
Inventories	86	309	1,130	(5)	1,520
Prepaid expenses	37	59	35	(74)	57
Other current assets	766	6	237	(759)	250
Total current assets	2,369	5,280	3,428	(6,780)	4,297
Property, plant and equipment, net	461	1,376	2,374	—	4,211
Investment in unconsolidated affiliates	6,358	1,913	253	(8,199)	325
Intangible assets, net	27	2	51	—	80
Goodwill	(13)	82	68	—	137
Deferred income taxes	509	—	444	(522)	431
Notes receivable from affiliates	38	554	—	(592)	—
Other noncurrent assets	64	166	279	—	509
Total assets	$9,813	$9,373	$6,897	$(16,093)	$9,990
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55	$205	$872	$6	$1,138
Accounts payable to affiliates	3,827	754	1,440	(5,946)	75
Accrued liabilities	69	846	587	(835)	667
Note payable to affiliate	100	—	—	—	100
Current portion of debt	17	—	27	—	44
Total current liabilities	4,068	1,805	2,926	(6,775)	2,024
Long-term debt	3,729	—	343	—	4,072
Notes payable to affiliates	714	—	594	(594)	714
Deferred income taxes	—	325	51	74	450
Other noncurrent liabilities	181	310	907	—	1,398
Total liabilities	8,692	2,440	4,821	(7,295)	8,658
Equity
Huntsman International LLC members’ equity
Members’ equity	3,244	4,554	3,336	(7,890)	3,244
Accumulated (deficit) income	(598)	1,229	36	(1,265)	(598)
Accumulated other comprehensive (loss) income	(1,525)	1,150	(1,486)	336	(1,525)
Total Huntsman International LLC members’ equity	1,121	6,933	1,886	(8,819)	1,121
Noncontrolling interests in subsidiaries	—	—	190	21	211
Total equity	1,121	6,933	2,076	(8,798)	1,332
Total liabilities and equity	$9,813	$9,373	$6,897	$(16,093)	$9,990

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

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED JUNE 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$281	$628	$1,673	$—	$2,582
Related party sales	57	119	293	(435)	34
Total revenues	338	747	1,966	(435)	2,616
Cost of goods sold	270	633	1,626	(435)	2,094
Gross profit	68	114	340	—	522
Selling, general and administrative	46	43	137	—	226
Research and development	12	11	15	—	38
Restructuring, impairment and plant closing costs	3	3	4	—	10
Business separation expenses	12	—	—	—	12
Merger costs	6	—	—	—	6
Other operating expense (income), net	13	(10)	(51)	—	(48)
Operating (expense) income	(24)	67	235	—	278
Interest (expense) income	(50)	4	(5)	—	(51)
Equity in income of investment in affiliates and subsidiaries	223	179	3	(402)	3
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Other (loss) income, net	(1)	2	(2)	(1)	(2)
Income from continuing operations before income taxes	147	252	231	(403)	227
Income tax benefit (expense)	19	(26)	(37)	—	(44)
Income from continuing operations	166	226	194	(403)	183
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)
Net income	166	225	194	(403)	182
Net income attributable to noncontrolling interests	—	—	(14)	(2)	(16)
Net income attributable to Huntsman International LLC	$166	$225	$180	$(405)	$166
Net income	$166	$225	$194	$(403)	$182
Other comprehensive income	69	30	79	(104)	74
Comprehensive income attributable to noncontrolling interests	—	—	(19)	(2)	(21)
Comprehensive income attributable to Huntsman International LLC	$235	$255	$254	$(509)	$235

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED JUNE 30, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$272	$623	$1,617	$—	$2,512
Related party sales	41	106	279	(394)	32
Total revenues	313	729	1,896	(394)	2,544
Cost of goods sold	237	610	1,634	(395)	2,086
Gross profit	76	119	262	1	458
Selling, general and administrative	44	36	154	—	234
Research and development	11	11	17	—	39
Restructuring, impairment and plant closing costs	3	15	11	—	29
Other operating income, net	(4)	(10)	(7)	—	(21)
Operating income	22	67	87	1	177
Interest (expense) income	(57)	9	(5)	—	(53)
Equity in (loss) income of investment in affiliates and subsidiaries	(107)	59	2	48	2
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Dividend income	216	—	—	(216)	—
Other (loss) income, net	(1)	8	(6)	—	1
Income from continuing operations before income taxes	71	143	78	(167)	125
Income tax benefit (expense)	15	(30)	(16)	—	(31)
Income from continuing operations	86	113	62	(167)	94
Loss from discontinued operations, net of tax	—	(1)	—	—	(1)
Net income	86	112	62	(167)	93
Net income attributable to noncontrolling interests	—	—	(3)	(4)	(7)
Net income attributable to Huntsman International LLC	$86	$112	$59	$(171)	$86
Net income	$86	$112	$62	$(167)	$93
Other comprehensive (loss) income	(35)	21	(47)	24	(37)
Comprehensive income attributable to noncontrolling interests	—	—	(1)	(4)	(5)
Comprehensive income attributable to Huntsman International LLC	$51	$133	$14	$(147)	$51

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

SIX MONTHS ENDED JUNE 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$528	$1,263	$3,219	$—	$5,010
Related party sales	114	231	589	(859)	75
Total revenues	642	1,494	3,808	(859)	5,085
Cost of goods sold	517	1,286	3,150	(857)	4,096
Gross profit	125	208	658	(2)	989
Selling, general and administrative	95	87	270	—	452
Research and development	23	21	31	—	75
Restructuring, impairment and plant closing costs	4	6	36	—	46
Business separation expenses	21	—	—	—	21
Merger costs	6	—	—	—	6
Other operating expense (income), net	16	(26)	(43)	—	(53)
Operating (expense) income	(40)	120	364	(2)	442
Interest (expense) income	(100)	8	(10)	—	(102)
Equity in income of investment in affiliates and subsidiaries	347	274	3	(621)	3
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Other income (loss), net	—	2	(1)	(1)	—
Income from continuing operations before income taxes	206	404	356	(624)	342
Income tax benefit (expense)	35	(47)	(55)	—	(67)
Income from continuing operations	241	357	301	(624)	275
Loss from discontinued operations, net of tax	—	(1)	(1)	—	(2)
Net income	241	356	300	(624)	273
Net income attributable to noncontrolling interests	—	—	(26)	(6)	(32)
Net income attributable to Huntsman International LLC	$241	$356	$274	$(630)	$241
Net income	$241	$356	$300	$(624)	$273
Other comprehensive income	166	150	176	(319)	173
Comprehensive income attributable to noncontrolling interests	—	—	(33)	(6)	(39)
Comprehensive income attributable to Huntsman International LLC	$407	$506	$443	$(949)	$407

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

SIX MONTHS ENDED JUNE 30, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$523	$1,189	$3,121	$—	$4,833
Related party sales	94	210	548	(786)	66
Total revenues	617	1,399	3,669	(786)	4,899
Cost of goods sold	477	1,158	3,177	(788)	4,024
Gross profit	140	241	492	2	875
Selling, general and administrative	84	82	289	—	455
Research and development	22	22	32	—	76
Restructuring, impairment and plant closing costs	3	19	20	—	42
Other operating expense (income), net	8	(17)	(7)	—	(16)
Operating income	23	135	158	2	318
Interest (expense) income	(111)	17	(12)	—	(106)
Equity in (loss) income of investment in affiliates and subsidiaries	(15)	103	3	(88)	3
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Dividend income	216	—	—	(216)	—
Other income (loss), net	—	8	(6)	—	2
Income from continuing operations before income taxes	111	263	143	(302)	215
Income tax benefit (expense)	30	(56)	(32)	—	(58)
Income from continuing operations	141	207	111	(302)	157
Income (loss) from discontinued operations, net of tax	1	(1)	(2)	—	(2)
Net income	142	206	109	(302)	155
Net income attributable to noncontrolling interests	—	—	(6)	(7)	(13)
Net income attributable to Huntsman International LLC	$142	$206	$103	$(309)	$142
Net income	$142	$206	$109	$(302)	$155
Other comprehensive (loss) income	(5)	76	3	(79)	(5)
Comprehensive income attributable to noncontrolling interests	—	—	(6)	(7)	(13)
Comprehensive income attributable to Huntsman International LLC	$137	$282	$106	$(388)	$137

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by operating activities	$255	$24	$110	$—	$389
Investing activities:
Capital expenditures	(18)	(22)	(107)	—	(147)
Insurance proceeds for recovery of property damage	—	—	50	—	50
Cash received from unconsolidated affiliates	—	27	—	—	27
Cash received from consolidated affiliates	55	5	2	(62)	—
Investment in unconsolidated affiliates	—	(19)	—	—	(19)
Acquisition of business, net of cash acquired	—	—	(14)	—	(14)
Proceeds from sale of businesses/assets	—	—	19	—	19
Increase in receivable from affiliate	(4)	—	—	—	(4)
Other	—	—	2	—	2
Net cash provided by (used in) investing activities	33	(9)	(48)	(62)	(86)
Financing activities:
Net repayments under revolving loan facilities	—	—	(36)	—	(36)
Repayments of short-term debt	—	—	(8)	—	(8)
Borrowings on short-term debt	—	—	4	—	4
Repayments of long-term debt	(109)	—	(13)	—	(122)
Proceeds from issuance of long-term debt	—	—	10	—	10
Proceeds from issuance of notes payable from affiliate	18	—	—	—	18
Repayments of notes payable	(13)	—	—	—	(13)
Debt issuance costs paid	(3)	—	—	—	(3)
Dividends paid to noncontrolling interests	—	—	(4)	(6)	(10)
Contribution from noncontrolling interests	—	—	2	—	2
Contribution from parent	—	1	—	(1)	—
Distribution to parent	—	(14)	(55)	69	—
Dividends paid to parent	(60)	(1)	1	—	(60)
Net cash used in financing activities	(167)	(14)	(99)	62	(218)
Effect of exchange rate changes on cash	—	—	8	—	8
Increase (decrease) in cash and cash equivalents	121	1	(29)	—	93
Cash and cash equivalents at beginning of period	37	—	376	—	413
Cash and cash equivalents at end of period	$158	$1	$347	$—	$506

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by operating activities	$227	$63	$151	$—	$441
Investing activities:
Capital expenditures	(11)	(63)	(115)	—	(189)
Insurance proceeds for recovery of property damage	—	—	8	—	8
Cash received from unconsolidated affiliates	—	19	—	—	19
Investment in affiliate	(46)	5	—	41	—
Investment in unconsolidated affiliates	—	(13)	(1)	—	(14)
Change in restricted cash	—	—	2	—	2
Net cash used in investing activities	(57)	(52)	(106)	41	(174)
Financing activities:
Net repayments on overdraft facilities	$—	$—	$(1)	$—	$(1)
Repayments of short-term debt	—	—	(18)	—	(18)
Borrowings on short-term debt	—	—	6	—	6
Repayments of long-term debt	(569)	—	(13)	—	(582)
Proceeds from issuance of long-term debt	547	—	—	—	547
Repayments of notes payable to affiliate	(1)	—	—	—	(1)
Proceeds of notes payable to affiliate	—	—	6	(6)	—
Repayments of notes payable	(15)	—	(1)	—	(16)
Borrowings on notes payable	2	—	—	—	2
Debt issuance costs paid	(8)	—	—	—	(8)
Contribution from parent	—	3	53	(56)	—
Distribution to parent	—	(14)	(15)	29	—
Dividends paid to noncontrolling interests	—	—	(13)	(8)	(21)
Dividends paid to parent	(60)	—	—	—	(60)
Other, net	1	—	—	—	1
Net cash (used in) provided by financing activities	(103)	(11)	4	(41)	(151)
Effect of exchange rate changes on cash	—	—	—	—	—
Decrease in cash and cash equivalents	67	—	49	—	116
Cash and cash equivalents at beginning of period	44	1	212	—	257
Cash and cash equivalents at end of period	$111	$1	$261	$—	$373

During the six months ended June 30, 2016, we made a noncash capital contribution of approximately $215 million between Parent Company and certain Guarantors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We operate in five segments: Polyurethanes, Performance Products, Advanced Materials, Textile Effects and Pigments and Additives. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non‑durable consumer products, digital inks, electronics, medical, packaging, paints and coatings, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy‑based polymer formulations, textile chemicals, dyes, titanium dioxide and color pigments. Our revenues for the six months ended June 30, 2017 and 2016 were $5,085 million and $4,899 million, respectively.

RECENT DEVELOPMENTS

Huntsman and Clariant Merger

 On May 21, 2017, Huntsman, Clariant, and Merger Sub, entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Huntsman, with Huntsman surviving as a wholly owned subsidiary of Clariant, and Clariant will be renamed HuntsmanClariant. The merger is subject to the satisfaction or waiver of conditions set forth in the Merger Agreement, including, among other things, (i) the adoption of the Merger Agreement by the affirmative vote of Huntsman stockholders holding a majority of the outstanding Huntsman shares entitled to vote thereon at the Huntsman special meeting in favor of such adoption and (ii) the approval of Clariant shareholders of the increase in share capital of Clariant necessary to permit the issuance of HuntsmanClariant shares in connection with the merger by the affirmative vote of two-thirds of the votes represented at its extraordinary general meeting. We have operated and, until completion of the merger, will continue to operate independently of Clariant. As of the date of its announcement, the merger had an enterprise value of approximately $20 billion, with more than 200 production sites around the world and approximately 28,000 associates. We are targeting completion of the merger near the end of this year. During the three and six months ended June 30, 2017 and 2016, we incurred merger-related costs of $6 million, $6 million, nil and nil, respectively.

Separation of our Pigments and Additives Business

We are in the process of separating our Pigments and Additives business, which is expected to be completed during the third quarter of 2017. During the third quarter of 2017, we expect to account for the Pigments and Additives business as assets held for sale and discontinued operations. For more information, see “Note 4. Separation of Pigments and Additives Business” to our condensed consolidated financial statements.

In connection with the separation, Venator intends to enter into new financing arrangements and expects to incur up to $750 million of new debt, which will include (i) $375 million of senior unsecured notes and (ii) borrowings of $375 million under a new senior secured term loan facility. For further information, see “Note 7. Debt—Direct and Subsidiary Debt—Venator Unsecured Notes and Venator Credit Facilities” to our condensed consolidated financial statements.

Pori Fire

On January 30, 2017, our titanium dioxide manufacturing facility in Pori, Finland experienced fire damage and is currently not fully operational. We are committed to repairing the facility as quickly as possible and a portion of our white end production became operational during the second quarter of 2017. During the first half of 2017, we recorded a loss of $32 million for the write-off of fixed assets and lost inventory in other operating income, net in our condensed consolidated statements of operations. In addition, we recorded a loss of $15 million of costs for cleanup of the facility in other operating income, net through June 30, 2017.

The site is insured for property damage as well as business interruption losses subject to retained deductibles of $15 million and 60 days, respectively, with a limit of $500 million. The fire at our Pori facility did not have a material impact on our 2017 second quarter operating results as losses incurred were offset by insurance proceeds. On February 9, 2017 and May 2, 2017, we received $54 million and $76 million, respectively, as partial progress payments from our insurer. During the first six months of 2017, we recorded $84 million of income related to property damage and business interruption insurance recoveries in other operating income, net in our condensed consolidated statements of operations to offset property damage and business interruption losses recorded during the period. In addition, we recorded $46 million as deferred income in accrued liabilities as of June 30, 2017 for insurance proceeds received for costs not yet incurred.

On July 10, 2017, we received an additional progress payment of $11 million from our insurer.

Early Prepayment of Debt

On July 26, 2017, we made an early prepayment of $100 million on our 2015 Extended Term Loan B from existing cash. For further information, see “Note 7. Direct and Subsidiary Debt—Senior Credit Facilities” to our condensed consolidated financial statements.

OUTLOOK

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Strong demand in key MDI markets and regions
•	Focused on growing the downstream businesses
•	Weak MTBE margins

Performance Products:

•	Amines margins continue to improve
•	Lower margins in upstream intermediates
•	Planned ethylene oxide and ethylene glycol maintenance during third quarter of 2017

Advanced Materials:

•	Positive volume trends in the specialty businesses
•	Stronger adjusted EBITDA in the second half of 2017 as compared to the first half of 2017

Textile Effects:

•	Year-over-year growth above GDP

Pigments and Additives:

•	Favorable environment for TiO2 price increases
•	Expect to capture one half to three quarters of announced 2017 third quarter TiO2 price increases
•	Established insurance process to receive timely advance payments for the continued reconstruction of the Pori facility as well as for business interruption losses

In 2017, we expect to spend approximately $380 million on capital expenditures, net of reimbursements.

We expect our long term adjusted effective tax rate will be approximately 25 to 28%. We believe our full year 2017 adjusted effective tax rate will be approximately 20% to 25%.

RESULTS OF OPERATIONS

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2017	2016	Change	2017	2016	Change
Revenues	$2,616	$2,544	3%	$5,085	$4,899	4%
Cost of goods sold	2,095	2,087	—	4,098	4,026	2%
Gross profit	521	457	14%	987	873	13%
Operating expenses	218	252	(13)%	477	517	(8)%
Restructuring, impairment and plant closing costs	10	29	(66)%	46	42	10%
Business separation expenses	12	—	NM	21	—	NM
Merger costs	6	—	NM	6	—	NM
Operating income	275	176	56%	437	314	39%
Interest expense	(47)	(50)	(6)%	(95)	(100)	(5)%
Equity in income of investment in unconsolidated affiliates	3	2	50%	3	3	—
Loss on early extinguishment of debt	(1)	(2)	(50)%	(1)	(2)	(50)%
Other (loss) income, net	(1)	1	NM	1	2	(50)%
Income from continuing operations before income taxes	229	127	80%	345	217	59%
Income tax expense	(45)	(32)	41%	(68)	(59)	15%
Income from continuing operations	184	95	94%	277	158	75%
Loss from discontinued operations, net of tax	(1)	(1)	—	(2)	(2)	—
Net income	183	94	95%	275	156	76%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(7)	129%	(32)	(13)	146%
Interest expense	47	50	(6)%	95	100	(5)%
Income tax expense from continuing operations	45	32	41%	68	59	15%
Income tax benefit from discontinued operations	—	—	—	(1)	(1)	—
Depreciation and amortization	108	109	(1)%	214	209	2%
Other adjustments:
Business acquisition and integration expenses	4	4		7	13
Merger costs	6	—		6	—
EBITDA from discontinued operations	1	1		3	3
Loss on early extinguishment of debt	1	2		1	2
Certain legal settlements and related expenses	1	—		1	1
Gain on sale of assets	(9)	—		(9)	—
Amortization of pension and postretirement actuarial losses	22	17		44	33
Net plant incident (credits) costs	(2)	(7)		3	(6)
Restructuring, impairment and plant closing costs	10	30		46	43
Business separation expenses	12	—		21	—
Adjusted EBITDA(1)	$413	$325	27%	$742	$599	24%

Net cash provided by operating activities				$394	$443	(11)%
Net cash used in investing activities				(83)	(174)	(52)%
Net cash used in financing activities				(224)	(153)	46%
Capital expenditures				(147)	(189)	(22)%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2017	2016	Change	2017	2016	Change
Revenues	$2,616	$2,544	3%	$5,085	$4,899	4%
Cost of goods sold	2,094	2,086	—	4,096	4,024	2%
Gross profit	522	458	14%	989	875	13%
Operating expenses	216	252	(14)%	474	515	(8)%
Restructuring, impairment and plant closing costs	10	29	(66)%	46	42	10%
Business separation expenses	12	—	NM	21	—	NM
Merger costs	6	—	NM	6	—	NM
Operating income	278	177	57%	442	318	39%
Interest expense	(51)	(53)	(4)%	(102)	(106)	(4)%
Equity in income of investment in unconsolidated affiliates	3	2	50%	3	3	—
Loss on early extinguishment of debt	(1)	(2)	(50)%	(1)	(2)	(50)%
Other (loss) income, net	(2)	1	NM	—	2	(100)%
Income from continuing operations before income taxes	227	125	82%	342	215	59%
Income tax expense	(44)	(31)	42%	(67)	(58)	16%
Income from continuing operations	183	94	95%	275	157	75%
Loss from discontinued operations, net of tax	(1)	(1)	—	(2)	(2)	—
Net income	182	93	96%	273	155	76%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(7)	129%	(32)	(13)	146%
Interest expense	51	53	(4)%	102	106	(4)%
Income tax expense from continuing operations	44	31	42%	67	58	16%
Income tax benefit from discontinued operations	—	—	—	(1)	(1)	—
Depreciation and amortization	104	106	(2)%	208	203	2%
Other adjustments:
Business acquisition and integration expenses	4	4		7	13
Merger costs	6	—		6	—
EBITDA from discontinued operations	1	1		3	3
Loss on early extinguishment of debt	1	2		1	2
Certain legal settlements and related expenses	1	—		1	1
Gain on sale of assets	(9)	—		(9)	—
Amortization of pension and postretirement actuarial losses	24	21		48	37
Net plant incident (credits) costs	(2)	(7)		3	(6)
Restructuring, impairment and plant closing costs	10	30		46	43
Business separation expenses	12	—		21	—
Adjusted EBITDA(1)	$413	$327	26%	$744	$601	24%

Net cash provided by operating activities				$389	$441	(12)%
Net cash used in investing activities				(86)	(174)	(51)%
Net cash used in financing activities				(218)	(151)	44%
Capital expenditures				(147)	(189)	(22)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2017			June 30, 2016
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$183			$94
Net income attributable to noncontrolling interests			(16)			(7)
Business acquisition and integration expenses	$4	$—	4	$4	$—	4
Merger costs	6	—	6	—	—	—
Loss from discontinued operations	1	—	1	1	—	1
Loss on early extinguishment of debt	1	—	1	2	(1)	1
Certain legal settlements and related expenses	1	—	1	—	—	—
Gain on sale of assets	(9)	—	(9)	—	—	—
Amortization of pension and postretirement actuarial losses	22	(4)	18	17	(3)	14
Net plant incident credits	(2)	—	(2)	(7)	1	(6)
Restructuring, impairment and plant closing costs	10	(1)	9	30	(5)	25
Business separation expenses	12	(2)	10	—	—	—
Adjusted net income(2)			$206			$126

Weighted average shares-basic			238.3			236.3
Weighted average shares-diluted			243.7			239.5

Net income attributable to Huntsman Corporation per share:
Basic			$0.70			$0.37
Diluted			0.69			0.36

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.86			$0.53
Diluted			0.85			0.53

	Six months			Six months
	ended			ended
	June 30, 2017			June 30, 2016
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$275			$156
Net income attributable to noncontrolling interests			(32)			(13)
Business acquisition and integration expenses	$7	$—	7	$13	$(3)	10
Merger costs	6	—	6	—	—	—
Loss from discontinued operations	3	(1)	2	3	(1)	2
Loss on early extinguishment of debt	1	—	1	2	(1)	1
Certain legal settlements and related expenses	1	—	1	1	—	1
Gain on sale of assets	(9)	—	(9)	—	—	—
Amortization of pension and postretirement actuarial losses	44	(8)	36	33	(6)	27
Net plant incident costs (credits)	3	(1)	2	(6)	1	(5)
Restructuring, impairment and plant closing costs	46	(7)	39	43	(8)	35
Business separation expenses	21	(4)	17	—	—	—
Adjusted net income(2)			$345			$214

Weighted average shares-basic			237.8			236.2
Weighted average shares-diluted			243.2			238.3

Net income attributable to Huntsman Corporation per share:
Basic			$1.02			$0.61
Diluted			1.00			0.60

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$1.45			$0.91
Diluted			1.42			0.90

Capital expenditures, net of reimbursements(4)			$(141)			$(162)

Net cash provided by operating activities			$394			$443
Capital expenditures			(147)			(189)
All other investing activities, excluding acquisitions and disposition activities			59			15
Non-recurring separation costs			27			—
Free cash flow(5)			$333			$269

Huntsman International

	Three months			Three months
	ended			ended
	June 30, 2017			June 30, 2016
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$182			$93
Net income attributable to noncontrolling interests			(16)			(7)
Business acquisition and integration expenses	$4	$—	4	$4	$—	4
Merger costs	6	—	6	—	—	—
Loss from discontinued operations	1	—	1	1	—	1
Loss on early extinguishment of debt	1	—	1	2	(1)	1
Certain legal settlements and related expenses	1	—	1	—	—	—
Gain on sale of assets	(9)	—	(9)	—	—	—
Amortization of pension and postretirement actuarial losses	24	(4)	20	21	(3)	18
Net plant incident credits	(2)	—	(2)	(7)	1	(6)
Restructuring, impairment and plant closing costs	10	(1)	9	30	(5)	25
Business separation expenses	12	(2)	10	—	—	—
Adjusted net income(2)			$207			$129

	Six months			Six months
	ended			ended
	June 30, 2017			June 30, 2016
	Gross	Tax(3)	Net	Gross	Tax(3)	Net
Reconciliation of net income to adjusted net income
Net income			$273			$155
Net income attributable to noncontrolling interests			(32)			(13)
Business acquisition and integration expenses	$7	$—	7	$13	$(3)	10
Merger costs	6	—	6	—	—	—
Loss from discontinued operations	3	(1)	2	3	(1)	2
Loss on early extinguishment of debt	1	—	1	2	(1)	1
Certain legal settlements and related expenses	1	—	1	1	—	1
Gain on sale of assets	(9)	—	(9)	—	—	—
Amortization of pension and postretirement actuarial losses	48	(8)	40	37	(6)	31
Net plant incident costs (credits)	3	(1)	2	(6)	1	(5)
Restructuring, impairment and plant closing costs	46	(7)	39	43	(8)	35
Business separation expenses	21	(4)	17	—	—	—
Adjusted net income(2)			$347			$217

Other non-GAAP measures:
Capital expenditures, net of reimbursements(4)			$(141)			$(162)

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) loss on early extinguishment of debt (e) certain legal settlements and related expenses; (f) gain on sale of assets; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident (credits) costs; (i) restructuring, impairment and plant closing costs; and (j) business separation expenses. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income is computed by eliminating the after‑tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition and integration expenses; (b) merger costs; (c) loss from discontinued operations; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) gain on sale of assets; (g) amortization of pension and postretirement actuarial losses; (h) net plant incident (credits) costs; (i) restructuring, impairment and plant closing costs; and (j) business separation expenses. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

(4)

Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the six months ended June 30, 2017 and 2016, capital expenditures of $147 million and $189 million, respectively, were reimbursed in part by $1 million and $27 million, respectively, from joint venture partners and $5 million and nil, respectively, covered by insurance on our Pori, Finland facility.

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

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

For the three months ended June 30, 2017, net income attributable to Huntsman Corporation was $167 million on revenues of $2,616 million, compared with net income attributable to Huntsman Corporation of $87 million on revenues of $2,544 million for the same period of 2016. For the three months ended June 30, 2017, net income attributable to Huntsman International was $166 million on revenues of $2,616 million, compared with net income attributable to Huntsman International of $86 million on revenues of $2,544 million for the same period of 2016. The increase of $80 million in net income attributable to both Huntsman Corporation and Huntsman International was the result of the following items:

•

Revenues for the three months ended June 30, 2017 increased by $72 million, or 3%, as compared with the 2016 period. The increase was primarily due to higher average selling prices in our Polyurethanes, Performance Products and Pigments and Additives segments and higher sales volumes in our Advanced Materials and Textile Effects segments. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2017 increased by $64 million, or 14% each, as compared with the 2016 period. The increase resulted from higher gross margins in all our segments, except for our Textile Effects segment. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2017 decreased by $34 million and $36 million, respectively, or 13% and 14%, respectively, as compared with the 2016 period, primarily related to insurance recovery gain related to the Pori fire and a gain on the sale of an investment, offset in part by the impact of translating foreign currency amounts to the U.S. dollar.

•

Restructuring, impairment and plant closing costs for the three months ended June 30, 2017 decreased to $10 million from $29 million in the 2016 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

•

In connection with the anticipated separation of our Pigments and Additives business, we recorded business separation expenses of $12 million and nil during the three months ended June 30, 2017 and 2016, respectively.

•

Our income tax expense for the three months ended June 30, 2017 increased to $45 million from $32 million in the 2016 period. The income tax expense of Huntsman International for the three months ended June 30, 2017 increased to $44 million from $31 million in the 2016 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 16. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months		Percent
	ended		Change
	June 30,		Favorable
	2017	2016	(Unfavorable)
Revenues
Polyurethanes	$1,022	$976	5%
Performance Products	561	566	(1)%
Advanced Materials	260	261	—
Textile Effects	205	198	4%
Pigments and Additives	562	576	(2)%
Corporate and eliminations	6	(33)	NM
Total	$2,616	$2,544	3%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$167	$171	(2)%
Performance Products	102	86	19%
Advanced Materials	56	58	(3)%
Textile Effects	24	24	—
Pigments and Additives	114	31	268%
Corporate and other	(50)	(45)	(11)%
Total	$413	$325	27%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$167	$171	(2)%
Performance Products	102	86	19%
Advanced Materials	56	58	(3)%
Textile Effects	24	24	—
Pigments and Additives	114	31	268%
Corporate and other	(50)	(43)	(16)%
Total	$413	$327	26%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 18. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2017 vs 2016
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	15%	(2)%	10%	(18)%
Performance Products	6%	(1)%	—	(6)%
Advanced Materials	1%	(1)%	(2)%	2%
Textile Effects	(2)%	(1)%	1%	6%
Pigments and Additives	12%	(2)%	(1)%	(11)%
Total Company	9%	(1)%	7%	(12)%

	Three months ended June 30, 2017 vs March 31, 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	4%	1%	3%	(1)%
Performance Products	3%	1%	(2)%	3%
Advanced Materials	—	2%	(1)%	(1)%
Textile Effects	—	1%	4%	4%
Pigments and Additives	5%	2%	—	(2)%
Total Company	3%	1%	1%	1%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2017 compared to the same period of 2016 was primarily due to higher average selling prices, partially offset by lower sales volumes. MDI average selling prices increased in response to higher raw material costs and continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI and MTBE sales volumes decreased due to the impact of maintenance outages during the second quarter of 2017. The decrease in segment adjusted EBITDA was primarily due to lower MTBE earnings, partially offset by higher MDI margins.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended June 30, 2017 compared to the same period of 2016 was due to lower sales volumes principally because of the sale of the European surfactants business to Innospec Inc. on December 30, 2016, partially offset by higher sales volumes in our remaining businesses as well as higher average selling prices. Average selling prices increased primarily in response to higher raw material costs and favorable product mix effect partially from the sale of the European surfactants business. The increase in segment adjusted EBITDA was primarily due to higher sales volumes in our remaining businesses and lower fixed costs.

Advanced Materials

Revenues in our Advanced Materials segment for the three months ended June 30, 2017 compared to the same period of 2016 remained relatively unchanged as unfavorable product mix was offset by higher sales volumes. Sales volumes increased primarily due to strong growth in the wind market and the Asian electronics and electrical markets, partially offset by our withdrawal from certain low margin business. The decrease in segment adjusted EBITDA was primarily due to higher raw material costs, partially offset with lower fixed costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended June 30, 2017 compared to the same period of 2016 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased in both textile chemicals and dyes, particularly in our Asia region. Average selling prices decreased modestly primarily due to competitive market conditions. Segment adjusted EBITDA remained relatively unchanged as lower fixed costs were offset by lower margins.

Pigments and Additives

The decrease in revenues in our Pigments and Additives segment for the three months ended June 30, 2017 compared to the same period in 2016 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased as a result of the fire at our Pori, Finland manufacturing facility. Average selling prices increased primarily due to improved business conditions for titanium dioxide. The increase in segment adjusted EBITDA was primarily due to higher average selling prices for titanium dioxide and lower costs resulting from restructuring savings. The fire at our Pori facility did not have a material impact on the segment adjusted EBITDA as our reduction in adjusted EBITDA was offset by the receipt of business interruption insurance proceeds during the second quarter of 2017.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $5 million to a loss of $50 million from a loss of $45 million for the same period in 2016. For the three months ended June 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman International decreased by $7 million to a loss of $50 million from a loss of $43 million for the same period in 2016. The decrease in segment adjusted EBITDA from Corporate and other resulted primarily from an increase in loss from benzene sales, partially offset by an increase in unallocated foreign currency exchange gain and a decrease in LIFO inventory valuation expense.

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

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

For the six months ended June 30, 2017, net income attributable to Huntsman Corporation was $243 million on revenues of $5,085 million, compared with net income attributable to Huntsman Corporation of $143 million on revenues of $4,899 million for the same period of 2016. For the six months ended June 30, 2017, net income attributable to Huntsman International was $241 million on revenues of $5,085 million, compared with net income attributable to Huntsman International of $142 million on revenues of $4,899 million for the same period of 2016. The increase of $100 million in net income attributable to Huntsman Corporation and the increase of $99 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the six months ended June 30, 2017 increased by $186 million, or 4%, as compared with the 2016 period. The increase was primarily due to higher average selling prices in our Polyurethanes, Performance Products and Pigments and Additives segments and higher sales volumes in our Textile Effects segment. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2017 increased by $114 million, or 13% each, as compared with the 2016 period. The increase resulted from higher gross margins in our Polyurethanes and Pigments and Additives segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2017 decreased by $40 million and $41 million, respectively, or 8% for both, as compared with the 2016 period, primarily related to insurance recovery gain related to the Pori fire and a gain on the sale of an investment, offset in part by the impact of translating foreign currency amounts to the U.S. dollar.

•

Restructuring, impairment and plant closing costs for the six months ended June 30, 2017 increased to $46 million from $42 million in the 2016 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

•

In connection with the anticipated separation of our Pigments and Additives business, we recorded business separation expenses of $21 million and nil during the six months ended June 30, 2017 and 2016, respectively.

•

Our income tax expense for the six months ended June 30, 2017 increased to $68 million from $59 million in the 2016 period. The income tax expense of Huntsman International for the six months ended June 30, 2017 decreased to $67 million from $58 million in the 2016 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 16. Income Taxes” to our condensed consolidated financial statements.

	Six months		Percent
	ended		Change
	June 30,		Favorable
	2017	2016	(Unfavorable)
Revenues
Polyurethanes	$1,975	$1,812	9%
Performance Products	1,094	1,102	(1)%
Advanced Materials	519	527	(2)%
Textile Effects	393	383	3%
Pigments and Additives	1,099	1,116	(2)%
Corporate and eliminations	5	(41)	NM
Total	$5,085	$4,899	4%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$311	$302	3%
Performance Products	186	178	4%
Advanced Materials	110	118	(7)%
Textile Effects	45	42	7%
Pigments and Additives	183	46	298%
Corporate and other	(93)	(87)	(7)%
Total	$742	$599	24%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$311	$302	3%
Performance Products	186	178	4%
Advanced Materials	110	118	(7)%
Textile Effects	45	42	7%
Pigments and Additives	183	46	298%
Corporate and other	(91)	(85)	(7)%
Total	$744	$601	24%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 18. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2017 vs 2016
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	13%	(2)%	7%	(9)%
Performance Products	5%	(1)%	1%	(6)%
Advanced Materials	—	(1)%	—	(1)%
Textile Effects	(2)%	(1)%	(2)%	8%
Pigments and Additives	11%	(2)%	(2)%	(9)%
Total Company	8%	(1)%	5%	(8)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2017 compared to the same period of 2016 was primarily due to higher average selling prices, partially offset by lower sales volumes. MDI average selling prices increased in response to higher raw material costs and continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI and MTBE sales volumes decreased due to the impact of maintenance outages during the second quarter of 2017. The increase in segment adjusted EBITDA was primarily due to higher MDI margins, partially offset by lower MTBE margins.

Performance Products

The decrease in revenues in our Performance Products segment for the six months ended June 30, 2017 compared to the same period of 2016 was due to lower sales volumes principally because of the sale of the European surfactants business to Innospec Inc. on December 30, 2016, partially offset by higher sales volumes in our remaining businesses as well as higher average selling prices. Average selling prices increased primarily in response to higher raw material costs and favorable product mix effect partially from the sale of the European surfactants business. The increase in segment adjusted EBITDA was primarily due to higher sales volumes in our remaining businesses and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2017 compared to the same period of 2016 was primarily due to lower sales volumes. Sales volumes decreased primarily due to our withdrawal from certain low margin business, partially offset by strong growth in the wind market and certain higher value businesses. Average selling prices were stable as the adverse impact of a stronger U.S. dollar against major international currencies was offset by the impact of higher average local currency selling prices. The decrease in segment adjusted EBITDA was due to lower margins resulting from lower sales volumes, higher raw material costs and higher fixed costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the six months ended June 30, 2017 compared to the same period of 2016 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased in both textile chemicals and dyes, particularly in our Asia region. Average selling prices decreased primarily due to competitive market conditions. The increase in segment adjusted EBITDA was primarily due to higher volumes and lower fixed costs.

Pigments and Additives

The decrease in revenues in our Pigments and Additives segment for the six months ended June 30, 2017 compared to the same period in 2016 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased as a result of the fire at our Pori, Finland manufacturing facility, partially offset by an increase in sales volumes within our complementary performance additives business. Average selling prices increased primarily due to improved business conditions for titanium dioxide. The increase in segment adjusted EBITDA was primarily due to higher average selling prices for titanium dioxide and lower costs resulting from restructuring savings, partially offset by approximately $15 million in lower EBITDA during the first quarter of 2017 related to unrecovered business interruption losses from the fire at our Pori facility, which were incurred during the deductible period.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $6 million to a loss of $93 million from a loss of $87 million for the same period in 2016. For the six months ended June 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman International decreased by $6 million to a loss of $91 million from a loss of $85 million for the same period in 2016. The decrease in segment adjusted EBITDA from Corporate and other resulted primarily from an increase in LIFO inventory valuation expense, an increase in loss from benzene sales and an increase in unallocated corporate overhead, partially offset by an increase in unallocated foreign currency exchange gain.

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

Cash

Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $394 million and $443 million, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2017 compared with the same period in 2016 was primarily attributable to a $168 million unfavorable variance in operating assets and liabilities for the six months ended June 30, 2017 as compared with the same period of 2016, partially offset by increased operating income as described in “—Results of Operations” above.

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $83 million and $174 million, respectively. During the six months ended June 30, 2017 and 2016, we paid $147 million and $189 million, respectively, for capital expenditures. During the six months ended June 30, 2017, we received insurance proceeds of approximately $50 million for recovery of property damage as a result of fire damage at our Pori, Finland manufacturing facility. We received proceeds from the sale of assets of $19 million and paid $14 million for the acquisition of a business during the six months ended June 30, 2017. During the six months ended June 30, 2017 and 2016, we made investments in Louisiana Pigment Company, L.P. of $19 million and $14 million, respectively, and received dividends from Louisiana Pigment Company, L.P. of $27 million and $19 million, respectively.

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $224 million and $153 million, respectively. The increase in net cash used in financing activities was primarily due to an increase in net repayments of our revolving loan facility and net repayments of long‑term debt during the 2017 period as compared with the 2016 period.

Free cash flow for the six months ended June 30, 2017 and 2016 were cash proceeds of $333 million and $269 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities, excluding separation and acquisition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	December 31,	Increase	Percent
	2017	2016	(Decrease)	Change
Cash and cash equivalents	$509	$414	$95	23%
Restricted cash	11	11	—	—
Accounts and notes receivable, net	1,629	1,435	194	14%
Inventories	1,520	1,344	176	13%
Prepaid expenses	58	60	(2)	(3)%
Other current assets	253	291	(38)	(13)%
Total current assets	3,980	3,555	425	12%
Accounts payable	1,170	1,102	68	6%
Accrued liabilities	669	616	53	9%
Current portion of debt	44	60	(16)	(27)%
Total current liabilities	1,883	1,778	105	6%
Working capital	$2,097	$1,777	$320	18%

Our working capital increased by $320 million as a result of the net impact of the following significant changes:

•	The increase in cash and cash equivalents of $95 million resulted from the matters identified on our condensed consolidated statements of cash flows.

•	Accounts and notes receivable increased by $194 million mainly due to higher revenues in the three months ended June 30, 2017 compared to the three months ended December 31, 2016.

•

Inventories increased by $176 million primarily due to higher inventory volumes and higher raw material costs, offset in part by lower inventory volumes in our Pigments and Additives segment as a result of the fire at our Pori, Finland manufacturing facility.

•

Other current assets decreased by $38 million primarily due to a decrease in current income taxes receivable, offset in part by higher bank accepted drafts with maturities greater than 90 days from receipt.

•	Accounts payable increased by $68 million primarily due to higher purchases consistent with the higher inventory balances.

•

Accrued liabilities increased by $53 million primarily due to deferred income recorded in connection with the partial progress payments received from our insurer related to the fire at our Pori, Finland manufacturing facility. For more information, see “Note 1. General—Recent Developments—Pori Fire” to our condensed consolidated financial statements.

•	Current portion of debt decreased by $16 million primarily due to the reduction of current portion of capital leases in the second quarter of 2017.

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

Debt Issuance Costs

See “Note 7. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our condensed consolidated financial statements.

Senior Credit Facilities

See “Note 7. Debt—Direct and Subsidiary Debt—Senior Credit Facilities” to our condensed consolidated financial statements.

Seventeenth Amendment to Credit Agreement

See “Note 7. Debt—Direct and Subsidiary Debt—Seventeenth Amendment to Credit Agreement” to our condensed consolidated financial statements.

A/R Programs

See “Note 7. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

Venator Unsecured Notes

See “Note 7. Debt—Direct and Subsidiary Debt—Venator Unsecured Notes” to our condensed consolidated financial statements.

Venator Credit Facilities

See “Note 7. Debt— Direct and Subsidiary Debt—Venator Credit Facilities” to our condensed consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

See “Note 7. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our condensed consolidated financial statements.

COMPLIANCE WITH COVENANTS

See “Note 7. Debt—Compliance with Covenants” to our condensed consolidated financial statements.

SHORT-TERM AND LONG-TERM LIQUIDITY

We depend upon our cash, Senior Credit Facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2017, we had $1,293 million of combined cash and unused borrowing capacity, consisting of $520 million in cash and restricted cash, $633 million in availability under our Revolving Facility, and $140 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $200 million for the six months ended June 30, 2017, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•

During 2017, we expect to spend approximately $380 million on capital expenditures, net of reimbursements. Our future expenditures include certain EHS maintenance and upgrades, repair of our Pori manufacturing facility that was damaged by fire on January 30, 2017 and periodic maintenance and repairs applicable to major units of manufacturing facilities. We expect to fund this spending with cash provided by operations.

•

On January 30, 2017, our titanium dioxide manufacturing facility in Pori, Finland experienced fire damage and is currently not fully operational. The Pori facility has a nameplate capacity of 130,000 metric tons, which represents approximately 17% of our total titanium dioxide nameplate capacity and approximately 2% of total global titanium dioxide demand. The site is insured for property damage as well as business interruption losses. According to our insurance policies, the respective retention levels (deductibles) for physical damage and business interruption are $15 million and 60 days, respectively, with a limit of $500 million. During the first half of 2017, we received $130 million from our insurer as partial progress payments towards the overall pending claim. On July 10, 2017 we received another partial progress payment in the amount of $11 million from our insurer.

We have established a process with our insurer to receive timely advance payments for the reconstruction of the facility as well as lost profits. We have agreed with our insurer to have monthly meetings to review relevant site activities and interim claims as well as regular progress payments. A portion of our white end production became operational during the second quarter of 2017, and we expect the Pori facility to restart in phases as follows: approximately 40% capacity in the second quarter of 2018; and full capacity around the end of 2018.

As of June 30, 2017, there was approximately $77 million remaining of the partial progress payments received from our insurer with respect to the Pori fire.  The separation agreement between Huntsman and Venator provides that Venator will have the benefit of the property damage and business interruption insurance proceeds related to covered repair costs or covered lost profits incurred following this offering related to the Pori fire, including any unspent amounts of the insurance progress payments still remaining at the time of the Separation. Any unspent insurance proceeds will transfer to Venator upon the Separation.

•

During the six months ended June 30, 2017, we made contributions to our pension and postretirement benefit plans of $39 million. During 2017, we expect to contribute an additional amount of approximately $80 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2017, we had $99 million of accrued restructuring costs from continuing operations, of which $54 million is classified as current. For further discussion of these plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing costs” to our condensed consolidated financial statements.

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

•

In connection with the separation of our Pigments and Additives business, Venator intends to enter into new financing arrangements and expects to incur up to $750 million of new debt, which will include (i) $375 million of senior unsecured notes and (ii) borrowings of $375 million under a new senior secured term loan facility. Venator intends to use the net proceeds to repay intercompany debt Venator owes to Huntsman, to pay a dividend to Huntsman (to the extent net proceeds exceed the net intercompany amounts Venator owes to Huntsman) and to pay related fees and expenses. For more information see “Note 7. Debt—Direct and Subsidiary Debt—Venator Unsecured Notes and Venator Credit Facilities” to our condensed consolidated financial statements.

•

One-time costs associated with the Separation are expected to be approximately $85 million, excluding costs associated with the financing and pending initial public offering of Venator. Of the $85 million, we expect to spend approximately $35 million during the remainder of 2017. Estimated costs associated with the Venator financing are approximately $25 million.

•

On May 22, 2017, we announced our intention to join with Swiss specialty chemicals manufacturer Clariant in a merger of equals. In connection with this merger, we could spend approximately $50 million in merger-related costs. For more information regarding the merger, see “Note 1. General—Recent

Developments—Huntsman Clariant Merger” to our condensed consolidated financial statements.
•	During the six months ended June 30, 2017, we received a cash benefit of approximately $90 million related to overpayments of prior year tax payments.

•

On both April 25, 2017 and July 26, 2017, we made early prepayments of $100 million on our 2015 Extended Term Loan B from existing cash. For further information, see “Note 7. Debt—Direct and Subsidiary Debt—Senior Credit Facilities” to our condensed consolidated financial statements.

As of June 30, 2017, we had $44 million classified as current portion of debt, including scheduled Senior Credit Facilities amortization payments totaling $17 million, debt at our variable interest entities of $21 million, and certain other short‑term facilities and scheduled amortization payments totaling $6 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of June 30, 2017, we had approximately $349 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non‑U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations or to repatriate cash as repayments of intercompany debt. If foreign cash was repatriated as a dividend instead of repayment of intercompany debt, the dividend could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as a dividend. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

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

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

Since the Rockwood acquisition in 2014, our Pigments and Additives segment has been involved in a cost reduction program that has delivered more than $200 million of annual cost synergies and improved its global competitiveness. In addition, we implemented a capacity reduction at our titanium dioxide manufacturing facility in Calais, France, which has generated approximately $35 million of annual savings beginning in the first half of 2016. We have since determined to close the Calais, France facility. Further, we are incurring additional restructuring charges for recently identified plans for business improvements in our Pigments and Additives segment expected to be completed by the end of 2018. These additional business improvements to provide additional contributions to adjusted EBITDA began in the second quarter of 2017.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2017, we had approximately $146 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

Huntsman International had entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps were designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive income (loss). These swaps expired in April 2017.

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See “Note 5. Variable Interest Entities” to our condensed consolidated financial statements. The notional amount of the swap as of June 30, 2017 was $16 million, and the interest rate contract is not designated as a cash flow hedge. As of

June 30, 2017, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the six months ended June 30, 2017 and 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). As of June 30, 2017, the fair value of this swap was $16 million and was recorded in noncurrent assets on our condensed consolidated balance sheets.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2017, we have designated approximately €746 million (approximately $846 million) of euro-denominated debt and cross-currency interest rate contracts as a hedge of our net investment. For the six months ended June 30, 2017, the amount of loss recognized on the hedge of our net investment was $54 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of June 30, 2017. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended June 30, 2017, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2016. In addition to the risk factors noted in the Annual Report on Form 10-K, the following risk factors are applicable to us.

Risks Related to the Pending Merger with Clariant

The announcement and pendency of the merger with Clariant may have an adverse effect on our business, operating results and stock price.

On May 21, 2017, Huntsman, Clariant and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Huntsman, with Huntsman surviving as a wholly owned subsidiary of Clariant, and Clariant will be renamed HuntsmanClariant. We have operated and, until completion of the merger, will continue to operate independently of Clariant. Uncertainty about the merger may adversely affect our revenue, operating results and stock price, whether or not the merger is completed. For example, our customers or other partners may:

•	delay, defer or cease purchasing products or services from us or providing goods or services to us;
•	delay or defer other decisions concerning us;
•	cease further joint development activities; or
•	otherwise seek to change the terms on which they do business with us.

Any uncertainty related to the merger could adversely impact our relationships or contract negotiations with third parties, including our customers and other business partners, or those with which we are seeking to establish business relationships. We are also subject to additional risks in connection with the announcement and pendency of the merger which could adversely impact our operating results, including:

•

the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the merger and the other transactions contemplated by the Merger Agreement;

•

the restrictions, subject to certain exceptions, imposed on our conduct of business pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain strategic opportunities without Clariant’s approval;

•	that we may forego opportunities we might otherwise pursue absent the pending merger;
•

potential adverse effects on our ability to retain and motivate current employees, and attract and recruit prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger; and

•

the diversion of our employees’ and management’s attention due to activities related to the proposed merger, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and these fees and costs are payable by us irrespective of whether the merger is consummated.

Our pending merger with Clariant may not be completed, may be delayed or may be approved subject to materially burdensome conditions by regulatory authorities that are outside of our control and that we may be unable to satisfy, and as a result, our business, operating results and stock price may be adversely affected.

We cannot provide any assurance that the merger will be completed or that there will not be a delay in the completion of the merger. The ability to consummate the merger is subject to risks and uncertainties, including, but not limited to, the risks that the conditions to the merger are not satisfied, or if possible, waived, including, among others, (a) the approval of our stockholders of the merger; (b) the approval of the shareholders of Clariant of (i) the increase in share capital of Clariant and the issuance of shares to Huntsman stockholders in connection with the merger, (ii) the election of the initial members of the HuntsmanClariant board of directors and the initial members of the HuntsmanClariant compensation committee, each to be effective as of the effective time of the merger, (iii) the amendment and restatement of the articles of association of Clariant and (iv) the total compensation of the HuntsmanClariant executive committee and board of directors for 2018; (c) the declaration of the effectiveness by the SEC of the Registration Statement on Form F-4 to be filed by Clariant, (d) the approval of HuntsmanClariant shares for listing on the New York Stock Exchange (“NYSE”) and the approval of the HuntsmanClariant shares to be issued in the merger for listing on the Swiss Stock Exchange (“SIX”); (e) the receipt of required domestic and foreign antitrust approvals, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (f) the receipt of clearance from the Committee on Foreign Investment in the United States.

Even if all required consents, orders and approvals are obtained and all necessary conditions are satisfied, the consents, orders and approvals may include restrictive terms and conditions. Regulatory and governmental entities may impose conditions on the granting of consents, orders and approvals, and if regulatory and governmental entities seek to impose conditions, lengthy negotiations may ensue among the regulatory or governmental entities, Clariant and Huntsman. These conditions and the process of obtaining these consents, orders and approvals could have the effect of delaying the completion of the merger and these conditions may not be satisfied for an extended period of time following the Huntsman stockholder meeting and Clariant shareholder meeting.

The conditions imposed by regulatory and governmental entities on the granting of consents, orders and approvals may also require divestitures relating to the divisions, operations or assets of Clariant and Huntsman, may impose limitations or costs, and may place restrictions on the conduct of Clariant’s or Huntsman’s business. Under the Merger Agreement, neither Clariant nor Huntsman, nor any of their respective subsidiaries (including Merger Sub), will be required to, as a condition to obtaining any required consent, or resolving any objection of any governmental entity, undertake any action (including selling, or otherwise disposing or imposing restrictions on any of its businesses), if this action would, or would reasonably be expected to, individually or in the aggregate, result in a material adverse effect on the assets, liabilities, condition (financial or otherwise), business or results of operations of Clariant and its subsidiaries (including Huntsman and its subsidiaries), on a combined basis, taken as a whole, following consummation of the merger and the other transactions contemplated by the Merger Agreement. These conditions may therefore reduce the anticipated benefits of the merger, which could also have a material adverse effect on the combined company’s business and cash flows and results of operations, and neither Clariant nor Huntsman can predict, what, if any, changes may be required by regulatory or governmental authorities whose consents, orders or approvals are required.

If the merger is not completed for any reason or if it is completed subject to materially burdensome conditions imposed by regulatory or governmental authorities, we may be subjected to a number of material risks. The price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, some costs related to the merger must be paid by us whether or not the merger is completed. Furthermore, we may experience negative reactions from our stockholders, clients and/or employees.

Potential litigation filed against Clariant or us could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.

We and members of our Board of Directors or executive officers may in the future be parties, among others, to various claims and litigation related to the pending merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such matters may seek to enjoin the merger. The results of complex legal proceedings of this nature are difficult to predict, and could delay or prevent the merger from becoming effective in a timely manner. The existence of litigation relating to the merger could impact the likelihood of obtaining the stockholder approvals necessary to complete the merger from either Clariant or us. Moreover, even if it is without merit, any future litigation could be time consuming and expensive, could divert our attention away from regular business and, if any one of these potential lawsuits is adversely resolved, could have a material adverse effect on our results of operations and financial condition.

One of the conditions to the closing of the merger is that no governmental entity shall have enacted or promulgated any statute, rule, regulation or other law or issued any order or injunction preventing the consummation of the merger. Consequently, if a governmental entity secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting our or Clariant’s ability to complete the merger on the terms contemplated by the Merger Agreement, then such law or injunction or other relief may prevent the merger from becoming effective in a timely manner, or at all.

Our stockholders in the aggregate will not have a majority ownership and voting interest in HuntsmanClariant immediately after completion of the pending merger, and will be subject to risks related to HuntsmanClariant’s share price after becoming shareholders of HuntsmanClariant.

Our stockholders presently have the right to vote for the election of directors to our Board of Directors and on other matters affecting us. Immediately following the merger, our stockholders are expected to own approximately 48% of HuntsmanClariant’s outstanding shares on a fully-diluted basis. In addition, as of immediately following the merger, our former directors and the former directors of Clariant will each constitute half of the HuntsmanClariant Board of Directors. As a result, our stockholders may have less influence on the management and policies of HuntsmanClariant and its subsidiaries than they now have on our management and policies.

Upon closing of the merger, our stockholders will become shareholders of HuntsmanClariant upon their receipt of shares of HuntsmanClariant in connection with the merger. HuntsmanClariant’s shares will be listed for trading on the SIX and the NYSE following the merger. Our stockholders will be subject to risks related to the market price of HuntsmanClariant’s shares after becoming shareholders of HuntsmanClariant in connection with the merger. The market prices of HuntsmanClariant’s shares after the merger might be affected by factors different from, or in addition to, those currently affecting the market prices of our common stock.

In addition, notwithstanding the fact that HuntsmanClariant will issue a significant number of HuntsmanClariant’s shares to Huntsman stockholders in connection with the Merger, there is no guarantee that a significant market for HuntsmanClariant’s shares will develop or be sustained on the NYSE following the merger. Huntsman stockholders may decide to sell the shares received by them in the merger, which will generally be eligible for immediate resale, rather than remain HuntsmanClariant shareholders, which could have an adverse impact on the trading price of the shares. As Clariant is a company organized under the laws of Switzerland and is not as well known to investors in the United States as it is in Switzerland and elsewhere in Europe, investors in Switzerland and elsewhere in Europe may be more likely to purchase any HuntsmanClariant’s shares sold by Huntsman stockholders following the merger than investors in the United States. If a substantial portion of the shares issued to Huntsman stockholders are sold to investors in Switzerland and elsewhere in Europe following the merger, or a perception among investors exists that such sales will occur, the trading price of HuntsmanClariant’s shares on the NYSE may decrease as a result of such sales or the perception that such sales will occur. In the past, following periods of large price declines in the public market price of a company’s securities, securities class action litigation has often been initiated against that company. Litigation of this type against HuntsmanClariant could result in substantial costs and diversion of management’s attention and resources, which would adversely affect its business, results of operation and financial condition. Any adverse determination in litigation against HuntsmanClariant could also subject it to significant liabilities.

There can be no assurance that the expected benefits of the merger will occur or be fully or timely realized.

The success of the merger will depend, in part, on our and Clariant’s ability to successfully integrate our respective businesses. If we and Clariant are not able to successfully combine each respective businesses in an efficient and effective manner, the anticipated benefits, synergies, operational efficiencies and cost savings may not be realized fully or at all, or may take longer to realize than expected, and the share price, revenues, levels of expenses and results of operations of HuntsmanClariant may be adversely affected.

The combination of two independent businesses is a complex, costly and time consuming process, and the management of HuntsmanClariant may face significant challenges in implementing such integration, including, without limitation:

•	diversion of management's attention from ongoing business matters as a result of the devotion of management’s attention to the integration process;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;
•	challenges of managing a larger combined company following the merger, and addressing differences in business culture and retaining key personnel;
•	conforming standards, controls, procedures and accounting and other policies and compensation structures;
•	challenges in keeping existing clients and obtaining new clients; and
•	challenges in integrating and coordinating geographically separate organizations.

Many of these factors will be outside of the control of Huntsman, Clariant or the combined company and any one of them could result in increased costs and decreases in the amount of expected cost savings, synergies or revenues which could materially impact HuntsmanClariant’s business, financial conditions and results of operations. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower and may take longer to achieve than currently anticipated. Difficulties in the integration process and other disruptions resulting from the merger could adversely affect HuntsmanClariant’s relationships with employees, clients, distributors and other persons with whom Huntsman or Clariant has a business relationship.

Our stockholders cannot be sure of the value of the consideration they will receive in the merger. Our stockholders will receive shares of HuntsmanClariant as a result of the merger, which have rights different from shares of our common stock.

Our stockholders cannot be sure of the precise value of the consideration they will receive in the merger because the market price of Clariant’s shares and shares of our common stock will fluctuate prior to the consummation of the merger.  In addition, the number of HuntsmanClariant shares our stockholders will receive in the merger is fixed under the Merger Agreement and will not be adjusted at closing of the merger as a result of increases or decreases in the trading price of our common stock or Clariant shares or currency exchange rates following the announcement of the merger.  As a result, Huntsman could deliver greater value to the Clariant shareholders than had been anticipated by Huntsman should the value of the shares of our common stock increase relative to the value of Clariant shares from the date of the execution of the Merger Agreement.  Stock price changes may result from a variety of factors, including general business, market, industry, political and economic conditions, changes in currency exchange rates between the U.S. dollar and Swiss franc, changes in the respective businesses, operations and prospects of us and an evolving regulatory landscape, governmental actions and legal proceedings. Market assessments of the benefits of the merger and the likelihood that the merger will be consummated may also impact market prices of our common stock and Clariant’s shares. Many of these factors are beyond our and Clariant’s control.

Upon completion of the merger, the rights of our stockholders will be governed by the amended and restated articles of association of HuntsmanClariant. The rights associated with shares of our common stock are different from the rights that will be associated with HuntsmanClariant’s shares. In addition, the laws of Switzerland differ from the laws in effect in the U.S. and may afford less protection to holders of shares in HuntsmanClariant. Finally, our stockholders will have a reduced ownership and voting interest in HuntsmanClariant and may exercise less influence over management of HuntsmanClariant than our stockholders exercised over Huntsman. See “Our stockholders in the aggregate will not have a majority ownership and voting interest in HuntsmanClariant immediately after completion of the pending merger, and will be subject to risks related to HuntsmanClariant’s share price after becoming shareholders of HuntsmanClariant.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the merger, potentially require us to pay Clariant a termination fee in specified circumstances and impose certain contractual restrictions.

Under the Merger Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging or facilitating any inquiry, proposal or offer, or participating in or engaging in any negotiations or discussions regarding, or furnishing any nonpublic information relating to Huntsman that constitutes or would reasonably be expected to lead to an alternative transaction proposal from any person or entity.

If the merger is not completed, our stock price could fall to the extent that our current price reflects an assumption that the merger will be completed. Furthermore, if the merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•

we could be required to pay a termination fee of $210 million in cash to Clariant if our Board of Directors changes its recommendation with respect to the proposed merger in order to accept a superior proposal, enters into a definitive agreement with respect to such superior proposal and terminates the Merger Agreement (as further described in the Merger Agreement);

•

we could be required to pay a termination fee of $210 million in cash to Clariant if Clariant terminates the Merger Agreement in the event (i) our Board of Directors withdraws or makes an adverse change in recommendation or fails to reaffirm its recommendation or reject an alternative proposal or (ii) Huntsman breaches in any material respect its non-solicitation or stockholder meeting covenants (as further described in the Merger Agreement);

•

we could be required to pay a termination fee of $210 million in cash if Clariant under certain circumstances or Huntsman or Clariant terminates the Merger Agreement under certain other circumstances and Huntsman consummates or enters into an agreement with respect to a competing proposal within 18 months of such termination and such transaction is ultimately consummated (as further described in the Merger Agreement);

•

we could be required to pay a termination fee of $60 million in cash to Clariant if we are unable to obtain the necessary stockholder approval for the proposed merger at our stockholder meeting (as further described in the Merger Agreement);

•	we would have incurred significant costs in connection with the merger that we likely will be unable to recover in full, including transaction, professional services, employee-related and other costs;
•	we may be subject to legal proceedings related to the merger;
•	the failure of the merger to be consummated may result in negative publicity and a negative impression of Huntsman in the investment community;
•

disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, business partners and employees, may continue or intensify in the event the merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
•	we may experience an increase in employee departures.

In addition, the Merger Agreement restricts us, without the consent of Clariant, subject to certain exceptions and thresholds, from making certain acquisitions and divestitures, entering into certain contracts, entering into new lines of business or material business relationships, incurring or repaying certain indebtedness or incurring certain expenditures, repurchasing securities, issuing securities outside of existing equity award programs, increasing employee compensation and benefits, entering into any employment, severance, change in control or retention agreement with any director, officer, employee or independent contractor, and taking other specified actions until the earlier of the completion of the merger or the termination of the Merger Agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the six months ended June 30, 2017.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
April	311	$23.67	—	$50,000,000
May	—	—	—	50,000,000
June	—	—	—	50,000,000
Total	311	$23.67	—

(1)

On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the three months ended June 30, 2017.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2017	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of May 21, 2017, by and among Clariant Ltd., HurricaneCyclone Corporation and Huntsman Corporation	8-K	2.1	May 23, 2017
4.1		Indenture, dated as of July 14, 2017, by and among Venator Finance S.à r.l., Venator Materials LLC and Wilmington Trust, National Association, as trustee	8-K	4.1	July 18, 2017
4.2		Form of 5.75% Senior Note (included as Exhibit A to Exhibit 4.1)	8-K	4.2	July 18, 2017
10.1		Amended and Restated European Receivables Loan Agreement dated as of April 21, 2017 between Huntsman Receivables Finance LLC, Vantico Group S.à r.l., the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent	10-Q	10.1	April 26, 2017
10.2		Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017	10-Q	10.2	April 26, 2017
10.3		Seventeenth Amendment to Credit Agreement, dated as of June 15, 2017, among Huntsman International LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	June 19, 2017
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.