Form 10-Q
period 2017-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2017-10-30
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On October 18, 2017, 240,008,103 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED SEPTEMBER 30, 2017

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2017

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

As previously disclosed, on May 21, 2017, Huntsman, Clariant Ltd, a Swiss corporation, (“Clariant”), and HurricaneCyclone Corporation, a Delaware corporation and wholly owned indirect subsidiary of Clariant (“Merger Sub”, collectively, the “Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) which contemplated that Merger Sub would be merged with and into Huntsman, with Huntsman surviving the merger as a wholly-owned subsidiary of Clariant. On October 26, 2017, Huntsman, Clariant and Merger Sub entered into a Termination Agreement, dated as of October 26, 2017 (the “Termination Agreement”), pursuant to which the parties mutually terminated the Merger Agreement. No fees are currently payable under the terms of the Termination Agreement. Huntsman and Clariant also agreed to release each other from certain claims and liabilities arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby.  Pursuant to the Termination Agreement, each party agrees to bear its own costs, fees and expenses in connection with Merger Agreement and the transactions contemplated thereby, except for specified joint filing fees and related expenses as set forth in the Merger Agreement.    During the three and nine months ended September 30, 2017 and 2016, we incurred merger-related costs of $12 million, $18 million, nil and nil, respectively.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$440	$385
Restricted cash(a)	11	11
Accounts and notes receivable (net of allowance for doubtful accounts of $24 and $23, respectively), ($369 and $328 pledged as collateral, respectively)(a)	1,223	1,168
Accounts receivable from affiliates	24	15
Inventories(a)	1,084	918
Prepaid expenses	47	49
Other current assets(a)	193	232
Current assets held for sale	2,745	777
Total current assets	5,767	3,555
Property, plant and equipment, net(a)	3,035	3,034
Investment in unconsolidated affiliates	255	248
Intangible assets, net(a)	56	43
Goodwill	139	121
Deferred income taxes	268	253
Other noncurrent assets(a)	463	472
Noncurrent assets held for sale	—	1,463
Total assets	$9,983	$9,189

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$871	$774
Accounts payable to affiliates	20	16
Accrued liabilities(a)	537	471
Current portion of debt(a)	29	50
Current liabilities held for sale	1,633	467
Total current liabilities	3,090	1,778
Long-term debt(a)	2,845	4,122
Notes payable to affiliates	—	1
Deferred income taxes	426	371
Other noncurrent liabilities(a)	1,031	1,057
Noncurrent liabilities held for sale	—	393
Total liabilities	7,392	7,722
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 252,529,511 and 250,802,175 shares issued and 238,609,819 and 236,370,347 shares outstanding, respectively	3	3
Additional paid-in capital	3,683	3,447
Treasury stock, 12,607,223 shares	(150)	(150)
Unearned stock-based compensation	(19)	(17)
Accumulated deficit	(48)	(325)
Accumulated other comprehensive loss	(1,358)	(1,671)
Total Huntsman Corporation stockholders’ equity	2,111	1,287
Noncontrolling interests in subsidiaries	480	180
Total equity	2,591	1,467
Total liabilities and equity	$9,983	$9,189

(a)

At September 30, 2017 and December 31, 2016, respectively, $35 and $20 of cash and cash equivalents, $11 and $10 of restricted cash, $29 and $21 of accounts and notes receivable (net), $42 and $45 of inventories, $6 and $5 of other current assets, $272 and $279 of property, plant and equipment (net), $10 each of intangible assets (net), $39 and $37 of other noncurrent assets, $81 and $89 of accounts payable, $29 and $30 of accrued liabilities, $20 and $12 of current portion of debt, $94 and $114 of long‑term debt, and $80 and $76 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Trade sales, services and fees, net	$2,137	$1,802	$6,048	$5,519
Related party sales	32	29	107	95
Total revenues	2,169	1,831	6,155	5,614
Cost of goods sold	1,695	1,475	4,852	4,444
Gross profit	474	356	1,303	1,170
Operating expenses:
Selling, general and administrative	198	185	583	564
Research and development	35	34	103	103
Restructuring, impairment and plant closing costs	1	38	13	56
Merger costs	12	—	18	—
Other operating expense (income), net	5	(2)	(9)	(3)
Total expenses	251	255	708	720
Operating income	223	101	595	450
Interest expense	(39)	(52)	(134)	(153)
Equity in income of investment in unconsolidated affiliates	1	1	4	4
Loss on early extinguishment of debt	(35)	(1)	(36)	(3)
Other income (loss), net	1	(3)	2	(1)
Income from continuing operations before income taxes	151	46	431	297
Income tax expense	(35)	(6)	(78)	(65)
Income from continuing operations	116	40	353	232
Income (loss) from discontinued operations, net of tax	63	24	101	(12)
Net income	179	64	454	220
Net income attributable to noncontrolling interests	(32)	(9)	(64)	(22)
Net income attributable to Huntsman Corporation	$147	$55	$390	$198

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.36	$0.13	$1.22	$0.89
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.26	0.10	0.42	(0.05)
Net income attributable to Huntsman Corporation common stockholders	$0.62	$0.23	$1.64	$0.84
Weighted average shares	238.5	236.3	238.0	236.2

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.34	$0.13	$1.19	$0.88
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.26	0.10	0.41	(0.05)
Net income attributable to Huntsman Corporation common stockholders	$0.60	$0.23	$1.60	$0.83
Weighted average shares	244.0	240.1	243.5	239.1
Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$84	$31	$289	$210
Income (loss) from discontinued operations, net of tax	63	24	101	(12)
Net income	$147	$55	$390	$198
Dividends per share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months			Nine months
	ended			ended
	September 30,			September 30,
	2017	2016		2017	2016
Net income	$179	$	$ 64	$454	$220
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	66		15	201	(11)
Pension and other postretirement benefits adjustments	18		11	55	35
Other, net	(1)		4	(3)	(2)
Other comprehensive income, net of tax	83		30	253	22
Comprehensive income	262		94	707	242
Comprehensive income attributable to noncontrolling interests	(37)		(9)	(76)	(22)
Comprehensive income attributable to Huntsman Corporation	$225		$85	$631	$220

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Accumulated	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	deficit	loss	subsidiaries	equity
Balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$180	$1,467
Net income	—	—	—	—	—	390	—	64	454
Other comprehensive income	—	—	—	—	—	—	313	(60)	253
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,200,218	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	7	—	13	—	—	—	20
Repurchase and cancellation of stock awards	(348,887)	—	—	—	—	(8)	—	—	(8)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	4	4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Disposition of a portion of P&A Business	—	—	209	—	—	—	—	—	209
Separation costs of P&A Business	—	—	(40)	—	—	—	—	—	(40)
Conversion of restricted awards to P&A Business awards	—	—	(2)	—	2	—	—	—	—
Minority interest on disposal of P&A Business	—	—	—	—	—	—	—	318	318
Stock options exercised	1,388,141	—	37	—	—	(15)	—	—	22
Dividends declared on common stock	—	—	—	—	—	(90)	—	—	(90)
Balance, September 30, 2017	238,609,819	$3	$3,683	$(150)	$(19)	$(48)	$(1,358)	$480	$2,591

Balance, January 1, 2016	237,080,026	$3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$187	$1,629
Net income	—	—	—	—	—	198	—	22	220
Other comprehensive income	—	—	—	—	—	—	22	—	22
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	895,660	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	7	—	13	—	—	—	20
Repurchase and cancellation of stock awards	(249,155)	—	—	—	—	(3)	—	—	(3)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Stock options exercised	35,170	—	—	—	—	—	—	—	—
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—	—
Excess tax shortfall related to stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Dividends declared on common stock	—	—	—	—	—	(90)	—	—	(90)
Balance, September 30, 2016	236,316,932	$3	$3,445	$(150)	$(21)	$(423)	$(1,266)	$183	$1,771

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2017	2016
Operating Activities:
Net income	$454	$220
Less: (Income) loss from discontinued operations	(101)	12
Income from continuing operations	353	232
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(4)	(4)
Depreciation and amortization	235	238
(Gain) loss on disposal of businesses/assets, net	(5)	1
Loss on early extinguishment of debt	36	3
Noncash interest expense	7	12
Noncash restructuring and impairment charges	—	2
Deferred income taxes	24	90
Noncash gain on foreign currency transactions	(4)	—
Stock-based compensation	25	23
Other, net	3	(3)
Changes in operating assets and liabilities:
Accounts and notes receivable	(148)	(3)
Inventories	(118)	133
Prepaid expenses	2	(6)
Other current assets	31	(14)
Other noncurrent assets	(22)	(13)
Accounts payable	95	(11)
Accrued liabilities	46	49
Other noncurrent liabilities	(18)	7
Net cash provided by operating activities from continuing operations	538	736
Net cash provided by operating activities from discontinued operations	205	112
Net cash provided by operating activities	743	848

Investing Activities:
Capital expenditures	(159)	(214)
Investment in unconsolidated affiliates	—	(2)
Acquisition of business, net of cash acquired	(14)	—
Proceeds from sale of businesses/assets	21	—
Cash received from termination of cross-currency interest rate contracts	7	—
Change in restricted cash	—	1
Other, net	—	2
Net cash used in investing activities from continuing operations	(145)	(213)
Net cash used in investing activities from discontinued operations	(49)	(57)
Net cash used in investing activities	(194)	(270)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2017	2016
Financing Activities:
Net repayments under revolving loan facilities	$(36)	$—
Net repayments on overdraft facilities	—	(1)
Repayments of short-term debt	(10)	(41)
Borrowings on short-term debt	6	8
Repayments of long-term debt	(1,439)	(795)
Proceeds from long-term debt of P&A Business	750	—
Proceeds from issuance of long-term debt	24	552
Repayments of notes payable	(20)	(25)
Borrowings on notes payable	11	31
Debt issuance costs paid	(21)	(8)
Dividends paid to noncontrolling interests	(26)	(26)
Contribution from noncontrolling interests	4	—
Dividends paid to common stockholders	(90)	(90)
Repurchase and cancellation of stock awards	(8)	(3)
Proceeds from issuance of common stock	22	—
Proceeds from the IPO of P&A Business	522	—
Cash paid for expenses of the IPO of P&A Business	(40)	—
Other, net	2	1
Net cash used in financing activities	(349)	(397)
Effect of exchange rate changes on cash	12	1
Increase in cash and cash equivalents	212	182
Cash and cash equivalents from continuing operations at beginning of period	385	236
Cash and cash equivalents from discontinued operations at beginning of period	29	21
Cash and cash equivalents at end of period	$626	$439

Supplemental cash flow information:
Cash paid for interest	$122	$139
Cash (received) paid for income taxes	(31)	29

As of September 30, 2017 and 2016, the amount of capital expenditures in accounts payable was $39 million and $43 million, respectively. In addition, as of September 30, 2017, the amount of cash taxes included in our supplemental cash flow information related to cash paid for income taxes that was paid by our P&A Business after the IPO date was $5 million.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents(a)	$438	$384
Restricted cash(a)	11	11
Accounts and notes receivable (net of allowance for doubtful accounts of $24 and $23, respectively), ($369 and $328 pledged as collateral, respectively)(a)	1,222	1,168
Accounts receivable from affiliates	353	329
Inventories(a)	1,084	918
Prepaid expenses	46	49
Other current assets(a)	193	227
Current assets held for sale	2,745	777
Total current assets	6,092	3,863
Property, plant and equipment, net(a)	3,031	3,012
Investment in unconsolidated affiliates	255	248
Intangible assets, net(a)	57	43
Goodwill	139	121
Deferred income taxes	268	253
Other noncurrent assets(a)	464	472
Noncurrent assets held for sale	—	1,463
Total assets	$10,306	$9,475

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$871	$773
Accounts payable to affiliates	67	51
Accrued liabilities(a)	538	468
Notes payable to affiliates	100	100
Current portion of debt(a)	29	50
Current liabilities held for sale	1,633	467
Total current liabilities	3,238	1,909
Long-term debt(a)	2,845	4,122
Notes payable to affiliates	717	697
Deferred income taxes	421	367
Other noncurrent liabilities(a)	1,030	1,051
Noncurrent liabilities held for sale	—	393
Total liabilities	8,251	8,539
Commitments and contingencies (Notes 13 and 14)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,412	3,226
Accumulated deficit	(483)	(779)
Accumulated other comprehensive loss	(1,354)	(1,691)
Total Huntsman International LLC members’ equity	1,575	756
Noncontrolling interests in subsidiaries	480	180
Total equity	2,055	936
Total liabilities and equity	$10,306	$9,475

(a)

At September 30, 2017 and December 31, 2016, respectively, $35 and $20 of cash and cash equivalents, $11 and $10 of restricted cash, $29 and $21 of accounts and notes receivable (net), $42 and $45 of inventories, $6 and $5 of other current assets, $272 and $279 of property, plant and equipment (net), $10 each of intangible assets (net), $39 and $37 of other noncurrent assets, $81and $89 of accounts payable, $29 and $30 of accrued liabilities, $20 and $12 of current portion of debt, $94 and $114 of long‑term debt, and $80 and $76 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Trade sales, services and fees, net	$2,137	$1,802	$6,048	$5,519
Related party sales	32	29	107	95
Total revenues	2,169	1,831	6,155	5,614
Cost of goods sold	1,694	1,474	4,849	4,441
Gross profit	475	357	1,306	1,173
Operating expenses:
Selling, general and administrative	197	184	579	561
Research and development	35	34	103	103
Restructuring, impairment and plant closing costs	1	38	13	56
Merger costs	12	—	18	—
Other operating expense (income), net	5	(2)	(9)	(3)
Total expenses	250	254	704	717
Operating income	225	103	602	456
Interest expense	(44)	(55)	(146)	(162)
Equity in income of investment in unconsolidated affiliates	1	1	4	4
Loss on early extinguishment of debt	(35)	(1)	(36)	(3)
Other income (loss), net	2	—	5	5
Income from continuing operations before income taxes	149	48	429	300
Income tax expense	(34)	(7)	(77)	(65)
Income from continuing operations	115	41	352	235
Income (loss) from discontinued operations, net of tax	62	22	98	(17)
Net income	177	63	450	218
Net income attributable to noncontrolling interests	(32)	(9)	(64)	(22)
Net income attributable to Huntsman International LLC	$145	$54	$386	$196

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$177	$63	$450	$218
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	65	15	199	(11)
Pension and other postretirement benefits adjustments	39	14	80	40
Other, net	—	3	(2)	(2)
Other comprehensive income (loss), net of tax	104	32	277	27
Comprehensive income	281	95	727	245
Comprehensive income attributable to noncontrolling interests	(37)	(9)	(76)	(22)
Comprehensive income attributable to Huntsman International LLC	$244	$86	$651	$223

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity		Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit	loss	subsidiaries	equity
Balance, January 1, 2017	2,728	$3,226	$(779)	$(1,691)	$180	$936
Net income	—	—	386	—	64	450
Dividends paid to parent	—	—	(90)	—	—	(90)
Other comprehensive income	—	—	—	337	(60)	277
Contribution from parent	—	26	—	—	—	26
Contribution from noncontrolling interests	—	—	—	—	4	4
Dividends paid to noncontrolling interests	—	—	—	—	(26)	(26)
Separation costs of P&A Business	—	(40)	—	—	—	(40)
Minority interest on disposal of P&A Business	—	—	—	—	318	318
Other	—	(9)	—	—	—	(9)
Disposition of a portion of P&A Business	—	209	—	—	—	209
Balance, September 30, 2017	2,728	$3,412	$(483)	$(1,354)	$480	$2,055

Balance, January 1, 2016	2,728	$3,196	$(983)	$(1,316)	$187	$1,084
Net income	—	—	196	—	22	218
Dividends paid to parent	—	—	(90)	—	—	(90)
Other comprehensive income	—	—	—	27	—	27
Contribution from parent	—	24	—	—	—	24
Dividends paid to noncontrolling interests	—	—	—	—	(26)	(26)
Excess tax shortfall related to stock-based compensation	—	(3)	—	—	—	(3)
Balance, September 30, 2016	2,728	$3,217	$(877)	$(1,289)	$183	$1,234

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2017	2016
Operating Activities:
Net income	$450	$218
Less: (Income) loss from discontinued operations	(98)	17
Income from continuing operations	352	235
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(4)	(4)
Depreciation and amortization	227	228
(Gain) loss on disposal of businesses/assets, net	(5)	1
Loss on early extinguishment of debt	36	3
Noncash interest expense	19	20
Noncash restructuring and impairment charges	—	2
Deferred income taxes	24	90
Noncash gain on foreign currency transactions	(4)	—
Noncash compensation	24	22
Other, net	3	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(147)	(3)
Inventories	(118)	133
Prepaid expenses	3	(5)
Other current assets	30	(15)
Other noncurrent assets	(22)	(13)
Accounts payable	84	(20)
Accrued liabilities	45	49
Other noncurrent liabilities	(11)	13
Net cash provided by operating activities from continuing operations	536	736
Net cash provided by operating activities from discontinued operations	202	107
Net cash provided by operating activities	738	843

Investing Activities:
Capital expenditures	(159)	(214)
Investment in unconsolidated affiliates	—	(2)
Acquisition of business, net of cash acquired	(14)	—
Proceeds from sale of businesses/assets	21	—
Increase in receivable from affiliate	(3)	3
Cash received from termination of cross-currency interest rate contracts	7	—
Change in restricted cash	—	1
Other, net	1	2
Net cash used in investing activities from continuing operations	(147)	(210)
Net cash used in investing activities from discontinued operations	(49)	(57)
Net cash provided by (used in) investing activities	(196)	(267)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2017	2016
Financing Activities:
Net repayments under revolving loan facilities	$(36)	$—
Net repayments on overdraft facilities	—	(1)
Repayments of short-term debt	(10)	(41)
Borrowings on short-term debt	6	8
Repayments of long-term debt	(1,439)	(795)
Proceeds from long-term debt of P&A Business	750	—
Proceeds from issuance of long-term debt	24	552
Repayments of notes payable to affiliate	—	(1)
Proceeds from issuance of notes payable from affiliate	21	—
Repayments of notes payable	(20)	(25)
Borrowings on notes payable	11	31
Debt issuance costs paid	(21)	(8)
Dividends paid to noncontrolling interests	(26)	(26)
Contribution from noncontrolling interests	4	—
Dividends paid to parent	(90)	(90)
Proceeds from the IPO of P&A Business	522	—
Cash paid for expenses of the IPO of P&A Business	(40)	—
Other, net	1	1
Net cash used in financing activities	(343)	(395)
Effect of exchange rate changes on cash	12	1
Increase in cash and cash equivalents	211	182
Cash and cash equivalents from continuing operations at beginning of period	384	236
Cash and cash equivalents from discontinued operations at beginning of period	29	21
Cash and cash equivalents at end of period	$624	$439

Supplemental cash flow information:
Cash paid for interest	$122	$139
Cash (received) paid for income taxes	(31)	29

As of September 30, 2017 and 2016, the amount of capital expenditures in accounts payable was $39 million and $43 million, respectively. During the nine months ended September 30, 2017 and 2016, Huntsman Corporation contributed $24 million and $22 million, respectively, related to stock-based compensation for continuing operations. In addition, as of September 30, 2017, the amount of cash taxes included in our supplemental cash flow information related to cash paid for income taxes that was paid by our P&A Business after the IPO date was $5 million.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

CERTAIN DEFINITIONS

For convenience in this report, the terms “Company,” “Huntsman,” “our,” “us” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, “Huntsman International” refers to Huntsman International LLC (our wholly owned subsidiary).

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

DESCRIPTION OF BUSINESS

We are a global manufacturer of differentiated organic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes.

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) through an initial public offering (“IPO”) of ordinary shares of Venator Materials PLC (“Venator”), formerly our wholly-owned subsidiary (the “Separation”). Beginning in the third quarter of 2017, we reported the results of the former P&A Business as discontinued operations. See “Note 4. Discontinued Operations.” In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We also report the results of these businesses as discontinued operations.

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

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record the assets and liabilities as held for sale and results of operations of the former P&A Business to discontinued operations. See “Note 4. Discontinued Operations.” In connection with the separation of the P&A Business, certain entities were removed from the debt guarantor structure. The unaudited condensed consolidated financial information included in “Note 19. Condensed Consolidating Financial Information of Huntsman International LLC” has been presented as if the new debt guarantor structure existed for all periods presented.

RECENT DEVELOPMENTS

Separation of the P&A Business

In August 2017, we separated the P&A Business and conducted an IPO of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. All of such ordinary shares were sold by Huntsman and Venator did not receive any proceeds from the offering. Venator’s ordinary shares began trading on The New York Stock Exchange under the symbol “VNTR” on August 3, 2017. Huntsman retains approximately 75% ownership in Venator. Beginning in the third quarter of 2017, we reported the results of operations of the P&A Business as discontinued operations. For more information, see “Note 4. Discontinued Operations.”

In August 2017, we made early prepayments of $1,207 million on our senior credit facilities (“Senior Credit Facilities”), of which $106 million was paid on our extended term loan B facility due 2015 (“2015 Extended Term Loan B”),  $347 million was paid on our term loan B facility due 2021 (“2021 Term Loan B”), and $754 million was paid on our term loan B facility due 2023 (“2023 Term Loan B”). The funds used to pay down the debt included $732 million received from Venator ($750 million of debt raised by Venator net of $18 million of debt issuance costs), upon its payment of intercompany debt obligations owed to Huntsman and $475 million from proceeds of the Venator IPO. In connection with the $1,207 million prepayments of our term loans, we recognized a loss on early extinguishment of debt of $34 million. See “Note 7. Debt—Direct and Subsidiary Debt—Senior Credit Facilities.”

Termination of Huntsman and Clariant Merger Agreement

As previously disclosed, on May 21, 2017, Huntsman, Clariant and Merger Sub entered into the Merger Agreement which contemplated that Merger Sub would be merged with and into Huntsman, with Huntsman surviving the merger as a wholly-owned subsidiary of Clariant. On October 26, 2017, Huntsman, Clariant and Merger Sub entered into the Termination Agreement, dated as of October 26, 2017, pursuant to which the parties mutually terminated the Merger Agreement. No fees are currently payable under the terms of the Termination Agreement. Huntsman and

Clariant also agreed to release each other from certain claims and liabilities arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby.  Pursuant to the Termination Agreement, each party agrees to bear its own costs, fees and expenses in connection with Merger Agreement and the transactions contemplated thereby, except for specified joint filing fees and related expenses as set forth in the Merger Agreement. During the three and nine months ended September 30, 2017 and 2016, we incurred merger-related costs of $12 million, $18 million, nil and nil, respectively.

Debt Prepayment

In addition to the debt prepayments made in connection with the separation of our former P&A Business and the Venator IPO described above, on October 25, 2017, we made an early prepayment of $100 million on our 2023 Term Loan B from existing cash. See “Note 7. Debt—Direct and Subsidiary Debt—Senior Credit Facilities.”

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

Accounting Pronouncements Pending Adoption in Future Periods

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of ASU No. 2014‑09 for all entities by one year. Further, in March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow‑Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively, and early application is permitted. We are substantially complete with our analysis to identify areas that will be impacted by the adoption of the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 on our condensed consolidated financial statements. At this time, other than additional required disclosures, we do not expect the adoption of the amendments in these ASUs to have a significant impact on our condensed consolidated financial statements. The standard will be adopted in our fiscal year 2018, and we have elected the modified retrospective approach as the transition method.

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

In August 2017, the FASB issued ASU No. 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted in any interim period after the issuance of this ASU. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

3. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2017	2016
Raw materials and supplies	$218	$157
Work in progress	54	45
Finished goods	867	771
Total	1,139	973
LIFO reserves	(55)	(55)
Net inventories	$1,084	$918

For both September 30, 2017 and December 31, 2016, approximately 13% of inventories were recorded using the LIFO cost method.

4. DISCONTINUED OPERATIONS

In August 2017, we separated the P&A Business and conducted an IPO of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. Following the IPO, we retained approximately 75% ownership in Venator. We intend to monetize our retained ownership in Venator at prevailing market conditions and expect to implement multiple follow-on capital market or block transactions to permit the orderly distribution of our retained shares.

In August 2017, we entered into a separation agreement, a transition services agreement (“TSA”) and a registration rights agreement with Venator to effect the Separation and provide a framework for a short term set of transition services as well as a tax matters agreement and an employee matters agreement. Pursuant to the TSA, we will, for a limited time following the Separation, provide Venator with certain services and functions that the parties have historically shared, including administrative, payroll, human resources, data processing, environmental, health and safety, financial audit support, financial transaction support, marketing support, information technology systems and various other corporate and support services. We may also provide Venator with additional services that Venator and Huntsman may identify from time to time in the future. In general, the services began following the Separation and cover a period not expected to exceed 24 months; however, Venator may terminate individual services provided by us under the TSA early, as it becomes able to operate its business without such services.

The following table summarizes the major classes of assets and liabilities constituting assets and liabilities held for sale:

	September 30,	December 31,
	2017	2016
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$411	$234
Inventories	432	426
Other current assets	280	117
Total current assets(1)		777
Property, plant and equipment, net	1,290	1,178
Deferred income taxes	195	143
Other noncurrent assets	137	142
Total noncurrent assets(1)		1,463
Total assets held for sale	$2,745	$2,240
Carrying amounts of major classes of liabilities in held for sale:
Accounts payable	$319	$297
Accrued liabilities	213	145
Other current liabilities	16	25
Total current liabilities(1)		467
Deferred income taxes	—	56
Long term debt	747	—
Other noncurrent liabilities	338	337
Total noncurrent liabilities(1)		393
Total liabilities held for sale	$1,633	$860

(1)

The assets and liabilities held for sale are classified as current as of September 30, 2017 because it is probable that the sale of the remaining 75% interest in Venator ordinary shares will occur and proceeds will be collected within one year.

The following table summarizes major classes of line items constituting pretax and after-tax income of discontinued operations:

Huntsman Corporation

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Major classes of line items constituting pretax income (loss) of discontinued operations:
Trade sales, services and fees, net	$589	$540	$1,700	$1,670
Cost of goods sold	470	496	1,421	1,566
Selling, general and administrative	54	42	128	131
Restructuring, impairment and plant closing costs	17	8	51	32
Business separation expenses	11	—	32	—
Other operating income, net	(51)	(23)	(83)	(37)
Other loss (income), net	8	—	9	(2)
Income (loss) from discontinued operations before income taxes	80	17	142	(20)
Income tax (expense) benefit	(17)	7	(41)	8
Income (loss) from discontinued operations, net of tax	63	24	101	(12)
Net income attributable to noncontrolling interests	(2)	(3)	(8)	(8)
Net income (loss) attributable to discontinued operations	$61	$21	$93	$(20)

Huntsman International

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Major classes of line items constituting pretax income (loss) of discontinued operations:
Trade sales, services and fees, net	$589	$540	$1,700	$1,670
Cost of goods sold	471	498	1,424	1,571
Selling, general and administrative	54	42	128	131
Restructuring, impairment and plant closing costs	17	8	51	32
Business separation expenses	11	—	32	—
Other operating income, net	(51)	(23)	(83)	(37)
Other loss (income), net	8	—	9	(2)
Income (loss) from discontinued operations before income taxes	79	15	139	(25)
Income tax (expense) benefit	(17)	7	(41)	8
Income (loss) from discontinued operations, net of tax	62	22	98	(17)
Net income attributable to noncontrolling interests	(2)	(3)	(8)	(8)
Net income (loss) attributable to discontinued operations	$60	$19	$90	$(25)

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

Creditors of these entities have no recourse to our general credit. See “Note 7. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at September 30, 2017, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheets as of September 30, 2017 and our consolidated balance sheets as of December 31, 2016 (dollars in millions):

	September 30,	December 31,
	2017	2016
Current assets	$124	$103
Property, plant and equipment, net	272	279
Other noncurrent assets	107	99
Deferred income taxes	43	43
Intangible assets	10	10
Goodwill	14	12
Total assets	$570	$546
Current liabilities	$131	$131
Long-term debt	94	114
Deferred income taxes	11	10
Other noncurrent liabilities	80	76
Total liabilities	$316	$331

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2017 and 2016 are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$32	$24	$99	$72
Income from continuing operations before income taxes	8	2	22	12
Net cash provided by operating activities	20	13	42	37

Prior to the Separation, we held variable interests in two additional joint ventures for which we were the primary beneficiary:  Pacific Iron Products Sdn Bhd and Viance, LLC. In connection with the Separation, these variable interests are now held by Venator. As such, the assets and liabilities of these variable interest entities are now included as part of discontinued operations. See “Note 4. Discontinued Operations.”

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of September 30, 2017 and December 31, 2016, accrued restructuring costs of continuing operations by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions(1)	decommissioning	termination costs	costs	Total(2)
Accrued liabilities as of January 1, 2017	$4	$19	$40	$5	$68
2017 charges for 2016 and prior initiatives	—	5	1	1	7
2017 charges for 2017 initiatives	6	—	—	—	6
2017 payments for 2016 and prior initiatives	—	(21)	(1)	(2)	(24)
2017 payments for 2017 initiatives	(2)	—	—	—	(2)
Foreign currency effect on liability balance	1	1	2	—	4
Accrued liabilities as of September 30, 2017	$9	$4	$42	$4	$59

(1)	The workforce reduction reserves relate to the termination of 163 positions, of which 116 positions had not been terminated as of September 30, 2017.

(2)	Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30,	December 31,
	2017	2016
2015 and prior initiatives	$55	$67
2016 initiatives	—	1
2017 initiatives	4	—
Total	$59	$68

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and other	Total
Accrued liabilities as of January 1, 2017	$2	$—	$3	$61	$2	$68
2017 charges for 2016 and prior initiatives	—	—	—	7	—	7
2017 charges for 2017 initiatives	—	—	—	6	—	6
2017 payments for 2016 and prior initiatives	(1)	—	—	(23)	—	(24)
2017 payments for 2017 initiatives	—	—	—	(2)	—	(2)
Foreign currency effect on liability balance	—	—	—	4	—	4
Accrued liabilities as of September 30, 2017	$1	$—	$3	53	$2	$59

Current portion of restructuring reserves	$1	$—	$2	$14	$2	$19
Long-term portion of restructuring reserves	—	—	1	39	—	40

Details with respect to cash and noncash restructuring charges from continuing operations for the three and nine months ended September 30, 2017 and 2016 by initiative are provided below (dollars in millions):

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Cash charges:
2017 charges for 2016 and prior initiatives	$2	$7
2017 charges for 2017 initiatives	—	6
Pension-related charges	—	1
Accelerated depreciation	—	2
Gain on sale of land	(1)	(3)
Total 2017 Restructuring, Impairment and Plant Closing Costs	$1	$13

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Cash charges:
2016 charges for 2015 and prior initiatives	$40	$56
2016 charges for 2016 initiatives	1	4
Gain on sale of land	(3)	(3)
Reversal of reserves no longer required	—	(1)
Total 2016 Restructuring, Impairment and Plant Closing Costs	$38	$56

2017 RESTRUCTURING ACTIVITIES

In September 2011, we implemented a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland (the “2011 Textile Effects Restructuring”). In connection with this restructuring plan, during the nine months ended September 30, 2017, our Textile Effects segment recorded restructuring expense of approximately $4 million associated with this initiative. We expect to receive an income of upfront installment payment from the sale of property at the Basel, Switzerland site of approximately $5 million through the end of 2017 to cover our large portion of contract settlement payments.

During the first quarter of 2017, we implemented the first phase of a restructuring program to improve competitiveness in our Textile Effects segment. In connection with this restructuring program, we recorded restructuring expense of $7 million in the nine months ended September 30, 2017 related primarily to workforce reductions. We expect to incur additional charges of approximately $2 million through the end 2017.

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

In connection with the 2011 Textile Effects Restructuring, during the nine months ended September 30, 2016, our Textile Effects segment recorded charges of $8 million for non‑cancelable long‑term contract termination costs and $28 million for decommissioning associated with this initiative.

7. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	September 30,	December 31,
	2017	2016
Senior Credit Facilities:
Term loans	$592	$1,967
Amounts outstanding under A/R programs	184	208
Senior notes	1,913	1,812
Variable interest entities	114	126
Other	71	59
Total debt—excluding debt to affiliates	$2,874	$4,172
Total current portion of debt	$29	$50
Long-term portion	2,845	4,122
Total debt—excluding debt to affiliates	$2,874	$4,172
Total debt—excluding debt to affiliates	$2,874	$4,172
Notes payable to affiliates-noncurrent	—	1
Total debt	$2,874	$4,173

Huntsman International

	September 30,	December 31,
	2017	2016
Senior Credit Facilities:
Term loans	$592	$1,967
Amounts outstanding under A/R programs	184	208
Senior notes	1,913	1,812
Variable interest entities	114	126
Other	71	59
Total debt—excluding debt to affiliates	$2,874	$4,172
Total current portion of debt	$29	$50
Long-term portion	2,845	4,122
Total debt—excluding debt to affiliates	$2,874	$4,172
Total debt—excluding debt to affiliates	$2,874	$4,172
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	717	697
Total debt	$3,691	$4,969

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of September 30, 2017 and December 31, 2016, the amount of debt issuance costs directly reducing the debt liability was $25 million and $57 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

As of September 30, 2017, our Senior Credit Facilities consisted of our revolving facility (“Revolving Facility”) and our 2023 Term Loan B as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(3)	Maturity
Revolving Facility	$650	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 2.50%	2021
2023 Term Loan B	N/A	611		(19)		592		USD LIBOR plus 3.00%(2)	2023

(1)

We had no borrowings outstanding under our Revolving Facility; we had approximately $8 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Facility.

(2)	The 2023 Term Loan B is subject to a 0.75% LIBOR floor.

(3)

The applicable interest rate of the Revolving Facility is subject to certain secured leverage ratio thresholds. As of September 30, 2017, the weighted average interest rate on our outstanding balances under the Senior Credit Facilities was approximately 4%.

Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our domestic subsidiaries (collectively, the “Guarantors”), and are secured by a first priority lien on substantially all of our domestic property, plant and equipment (other than property, plant and equipment held by Venator and its subsidiaries), the stock of all of our material domestic subsidiaries (other than Venator and its subsidiaries) and certain foreign subsidiaries, and pledges of intercompany notes between certain of our subsidiaries.

On October 25, 2017, we made an early prepayment of $100 million on our 2023 Term Loan B from existing cash. In connection with the $100 million prepayment of our term loan, we recognized a loss on early extinguishment of debt of $3  million. In addition, on both April 25, 2017 and July 26, 2017, we made early prepayments of $100 million each on our 2015 Extended Term Loan B from existing cash.

In August 2017, we made early prepayments of $1,207 million ($450 million of which constituted a mandatory repayment as described in the seventeenth amendment to the Senior Credit Facilities) on our Senior Credit Facilities, of which $106 million was paid on our 2015 Extended Term Loan B, $347 million was paid on our 2021 Term Loan B, and $754 million was paid on our 2023 Term Loan B. The funds used to pay down the debt included $732 million received from Venator ($750 million of debt raised by Venator net of $18 million of debt issuance costs), upon its payment of intercompany debt obligations owed to Huntsman and $475 million from proceeds of the Venator IPO. In connection with the $1,207 million prepayments of our term loans, we recognized a loss on early extinguishment of debt of $34 million.

In connection with the Separation, Venator raised $750 million of new financing, which included (i) $375 million of senior unsecured notes and (ii) $375 million under a new senior secured term loan facility. In addition, Venator entered into a new undrawn asset-based revolving lending facility in aggregate principal amount of up to $300 million. The Venator senior unsecured notes are guaranteed on a general unsecured senior basis by Venator and certain Venator subsidiaries. The Venator senior credit facilities are unconditionally guaranteed, jointly and severally, on a senior secured basis by Venator and certain of its subsidiaries. At Separation, the Venator debt facilities were recorded within current liabilities of discontinued operations. Huntsman Corporation and its direct and indirect subsidiaries (other than Venator and its subsidiaries) do not provide any direct or indirect guarantee for the Venator debt obligations described above and they are non recourse to Huntsman Corporation and its subsidiaries.

Seventeenth Amendment to Credit Agreement

On June 15, 2017, Huntsman International entered into a seventeenth amendment to the agreement governing the Senior Credit Facilities. The amendment permitted us to complete the Separation.

In connection with the Separation, the amendment permitted the incurrence of certain indebtedness of Venator and the internal restructuring of the P&A Business assets. With the completion of the Separation, Venator and its subsidiaries were designated as unrestricted subsidiaries.

A/R Programs

Our U.S. accounts receivable securitization program (“U.S. A/R Program”) and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of September 30, 2017 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2020	$250	$90	(3)	Applicable rate plus 0.95%
EU A/R Program	April 2020	€150	€80		Applicable rate plus 1.30%
		(approximately $176)	(approximately $94)

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

(3)	As of September 30, 2017, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

On April 21, 2017, we entered into amendments to our A/R Programs that, among other things, extend the scheduled termination dates to April 2020. As of September 30, 2017 and December 31, 2016, $369 million and $328 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs from continuing operations.

Note Payable from Huntsman International to Huntsman Corporation

As of September 30, 2017, we had a loan of $817 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2017 on our condensed consolidated balance sheets. As of September 30, 2017, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2017, we had approximately $81 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See “Note 5. Variable Interest Entities.” The notional amount of the swap as of September 30, 2017 was $16 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2017, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the nine months ended September 30, 2017 and 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). In August 2017, we terminated these cross-currency interest rate contracts and received $7 million from the counterparties.

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

Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income on our condensed consolidated statements of comprehensive income. From time to time, we review such designation of intercompany loans.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2017, we have designated approximately €505 million (approximately $592 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2017, the amount of loss recognized on the hedge of our net investment was $85 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

9. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$30	$30	$27	$27
Investments in equity securities	3	3	18	18
Cross-currency interest rate contracts	—	—	29	29
Interest rate contracts	(1)	(1)	(2)	(2)
Long-term debt (including current portion)	(2,874)	(3,098)	(4,172)	(4,345)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2017 and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	September 30,	for identical	inputs	inputs
Description	2017	assets (Level 1)(3)	(Level 2)(3)	(Level 3)
Assets:
Available-for sale equity securities:
Non-qualified employee benefit plan investments	$30	$30	$—	$—
Investments in equity securities	3	3	—	—
Derivatives:
Cross-currency interest rate contracts(1)	—	—	—	—
Total assets	$33	$33	$—	$—

Liabilities:
Derivatives:
Interest rate contracts(2)	$(1)	$—	$(1)	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2016	assets (Level 1)(3)	(Level 2)(3)	(Level 3)
Assets:
Available-for sale equity securities:
Non-qualified employee benefit plan investments	$27	$27	$—	$—
Investments in equity securities	18	18	—	—
Derivatives:
Cross-currency interest rate contracts(1)	29	—	—	29
Total assets	$74	$45	$—	$29

Liabilities:
Derivatives:
Interest rate contracts(2)	$(2)	$—	$(2)	$—

(1)

The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates, exchange rates, and yield curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract. These instruments had been categorized by us as Level 3 within the fair value hierarchy due to unobservable inputs associated with the credit valuation adjustment, which we deemed to be significant inputs to the overall measurement of fair value at inception. In August 2017, we terminated these cross-currency interest rate contracts and received $7 million in payments from the counterparties.

(2)

The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals. There were no material changes to the valuation methods or assumptions used to determine the fair value during the current period.

(3)	There were no transfers between Levels 1 and 2 within the fair value hierarchy during the nine months ended September 30, 2017 and the year ended December 31, 2016.

The following table shows a reconciliation of beginning and ending balances for the three and nine months ended September 30, 2017 and 2016 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions).

	Three months	Nine months
	ended	ended
	September 30, 2017	September 30, 2017
	Cross-Currency	Cross-Currency
	Interest	Interest
	Rate Contracts	Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$16	$29
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive income (loss)	(9)	(22)
Purchases, sales, issuances and settlements	(7)	(7)
Ending balance, September 30, 2017	$—	$—
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2017	$—	$—

	Three months	Nine months
	ended	ended
	September 30, 2016	September 30, 2016
	Cross-Currency	Cross-Currency
	Interest	Interest
	Rate Contracts	Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$26	$28
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive income (loss)	(5)	(7)
Purchases, sales, issuances and settlements	—	—
Ending balance, September 30, 2016	$21	$21
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2016	$—	$—

Gains and losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are reported in interest expense and other comprehensive income (loss) as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30, 2017		September 30, 2017
		Other		Other
	Interest	comprehensive	Interest	comprehensive
2017	expense	income (loss)	expense	income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses	—	(9)	—	(22)

	Three months		Nine months
	ended		ended
	September 30, 2016		September 30, 2016
		Other		Other
	Interest	comprehensive	Interest	comprehensive
2016	expense	income (loss)	expense	income (loss)
Total net gains included in earnings	$—	$—	$—	$—
Changes in unrealized losses relating to assets still held at September 30, 2016	—	(5)	—	(7)

We also have assets that under certain conditions are subject to measurement at fair value on a non‑recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During each of the three and nine months ended September 30, 2017 and 2016, we recorded charges of nil for the impairment of long‑lived assets.

10. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$16	$15	$1	$1
Interest cost	20	22	1	1
Expected return on assets	(39)	(37)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(2)
Amortization of actuarial loss	19	15	1	—
Net periodic benefit cost	$14	$13	$1	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$47	$44	$2	$2
Interest cost	59	67	3	3
Expected return on assets	(116)	(111)	—	—
Amortization of prior service benefit	(5)	(7)	(5)	(5)
Amortization of actuarial loss	56	43	2	1
Special termination benefits	1	—	—	—
Net periodic benefit cost	$42	$36	$2	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$16	$15	$1	$1
Interest cost	20	22	1	1
Expected return on assets	(39)	(37)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(2)
Amortization of actuarial loss	20	16	1	—
Net periodic benefit cost	$15	$14	$1	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$47	$44	$2	$2
Interest cost	59	67	3	3
Expected return on assets	(116)	(111)	—	—
Amortization of prior service benefit	(5)	(7)	(5)	(5)
Amortization of actuarial loss	58	45	2	1
Special termination benefits	1	—	—	—
Net periodic benefit cost	$44	$38	$2	$1

During the nine months ended September 30, 2017 and 2016, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $80 million and $38 million, respectively. During the remainder of 2017, we expect to contribute an additional amount of approximately $17 million to these plans.

11. COMMON STOCK DIVIDENDS

During each of the quarters ended September 30, 2017 and 2016, June 30, 2017 and 2016 and March 31, 2017 and 2016, we paid dividends of $30 million, or $0.125 per share, to common stockholders.

12. OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2017	$(459)	$(1,275)	$4	$23	$(1,707)	$36	$(1,671)
Other comprehensive income before reclassifications, gross	170	—	(1)	7	176	(12)	164
Tax benefit	31	—	—	(1)	30	—	30
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	60	—	(8)	52	—	52
Tax expense	—	(5)	—	—	(5)	—	(5)
Net current-period other comprehensive income (loss)	201	55	(1)	(2)	253	(12)	241
Disposition of a portion of P&A Business	—	—	—	—	—	72	72
Ending balance, September 30, 2017	$(258)	$(1,220)	$3	$21	$(1,454)	$96	$(1,358)

(a)	Amounts are net of tax of $69 and $100 as of September 30, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $172 and $177 as of September 30, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2016	$(288)	$(1,056)	$11	$17	$(1,316)	$28	$(1,288)
Other comprehensive (loss) income before reclassifications, gross	(18)	—	(8)	6	(20)	—	(20)
Tax benefit	7	—	—	—	7	—	7
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	40	—	—	40	—	40
Tax expense	—	(5)	—	—	(5)	—	(5)
Net current-period other comprehensive (loss) income	(11)	35	(8)	6	22	—	22
Ending balance, September 30, 2016	$(299)	$(1,021)	$3	$23	$(1,294)	$28	$(1,266)

(a)Amounts are net of tax of $83 and $90 as of September 30, 2016 and January 1, 2016, respectively.

(b)Amounts are net of tax of $130 and $135 as of September 30, 2016 and January 1, 2016, respectively.

(c)See table below for details about these reclassifications.

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(11)	(b)
Actuarial loss	25	71	(b)(c)
	21	60	Total before tax
	(3)	(5)	Income tax expense
Total reclassifications for the period	$18	$55	Net of tax

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(12)	(b)
Actuarial loss	17	52	(b)(c)
	13	40	Total before tax
	(2)	(5)	Income tax expense
Total reclassifications for the period	$11	$35	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 10. Employee Benefit Plans.”

(c)

Amounts contain approximately $6 and $4 of actuarial losses related to discontinued operations for the three months ended September 30, 2017 and 2016, respectively and $18 and $11 of actuarial losses related to discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2017	$(462)	$(1,286)	$4	$17	$(1,727)	$36	$(1,691)
Other comprehensive income before reclassifications, gross	169	—	(1)	8	176	(12)	164
Tax benefit	30	—	—	(1)	29	—	29
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	65	—	(8)	57	—	57
Contribution of other comprehensive income from Parent	—	20	—	—	20	—	20
Tax expense	—	(5)	—	—	(5)	—	(5)
Net current-period other comprehensive income (loss)	199	80	(1)	(1)	277	(12)	265
Disposition of a portion of P&A Business	—	—	—	—	—	72	72
Ending balance, September 30, 2017	$(263)	$(1,206)	$3	$16	$(1,450)	$96	$(1,354)

(a)	Amounts are net of tax of $56 and $86 as of September 30, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $200 and $205 as of September 30, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2016	$(292)	$(1,074)	$11	$11	$(1,344)	$28	$(1,316)
Other comprehensive (loss) income before reclassifications, gross	(18)	—	(8)	6	(20)	—	(20)
Tax benefit	7	—	—	—	7	—	7
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	46	—	—	46	—	46
Tax expense	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive income (loss)	(11)	40	(8)	6	27	—	27
Ending balance, September 30, 2016	$(303)	$(1,034)	$3	$17	$(1,317)	$28	$(1,289)

(a)	Amounts are net of tax of $69 and $76 as of September 30, 2016 and January 1, 2016, respectively.

(b)	Amounts are net of tax of $157 and $163 as of both September 30, 2016 and January 1, 2016, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(11)	(b)
Actuarial loss	26	76	(b)(c)
	22	65	Total before tax
	(3)	(5)	Income tax expense
Total reclassifications for the period	$19	$60	Net of tax

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
	Amount reclassified	Amount reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(12)	(b)
Actuarial loss	20	58	(b)(c)
	16	46	Total before tax
	(2)	(6)	Income tax expense
Total reclassifications for the period	$14	$40	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 10. Employee Benefit Plans.”

(c)

Amounts contain approximately $6 and $4 of actuarial losses related to discontinued operations for the three months ended September 30, 2017 and 2016, respectively and $18 and $11 of actuarial losses related to discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

13. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

Product Delivery Claim

We have been notified by a customer of potential claims related to our alleged delivery of a different product than the one the customer had ordered. Our customer claims that it was unaware that the different product had been delivered until after that product had been used to manufacture materials which were subsequently sold. Originally, the customer stated that it had been notified of claims by its customers of up to an aggregate of €153 million (approximately $179 million) relating to this matter and claimed that we may be responsible for all or a portion of these potential claims. Our customer has since resolved some of these claims and the aggregate amount of the current claims is now approximately €113 million (approximately $132 million). Based on the facts currently available, we believe that we are insured for any liability we may ultimately have in excess of $10 million. However, no assurance can be given regarding our ultimate liability or costs. We believe our range of possible loss in this matter is between €0 and €113 million (approximately $132 million), and we have made no accrual with respect to this matter.

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

On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the “Wisconsin Litigation”). We denied the Banks’ indemnification demand for the Wisconsin Litigation and have made no accrual with respect to this matter. The stockholders in the Wisconsin Litigation have made essentially the same factual allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and on December 5, 2016, the court dismissed Deutsche Bank for lack of personal jurisdiction, but denied Credit Suisse's motion to dismiss. Subsequently, Credit Suisse asked the court to reconsider its decision or certify its judgment to the Seventh Circuit Court of Appeals for an immediate appeal, which remains pending. Subsequent to discovery, Credit Suisse filed a motion for summary judgment on August 25, 2017, which also remains pending.

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

14. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS CAPITAL EXPENDITURES

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2017 and 2016, our capital expenditures for EHS matters totaled $23 million and $33 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

ENVIRONMENTAL RESERVES

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $22 million for environmental liabilities for both September 30, 2017 and December 31, 2016. Of these amounts, $4 million and $7 million were classified as accrued liabilities in each of our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, and $18 million and $15 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

West Footscray Remediation

By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of September 30, 2017, we had an accrued liability of approximately $15 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

15. STOCK‑BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. In connection with the Separation, certain individuals who were granted awards under the 2016 Stock Incentive Plan and the Prior Plan terminated from Huntsman and are now affiliated with Venator. The unvested awards previously granted to these individuals were converted to awards under Venator’s stock incentive plan during August 2017. As of September 30, 2017, we were authorized to grant up to 8.2 million shares under the 2016 Stock Incentive Plan. As of September 30, 2017, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

In connection with the Separation, certain individuals who were granted awards under the 2016 Stock Incentive Plan and the Prior Plan were transferred to Venator. The unvested awards under the 2016 Stock Incentive Plan and the Prior Plan previously granted to these individuals were converted to awards under Venator’s stock incentive plan during August 2017.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended		Nine months ended
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Huntsman Corporation compensation cost	$8	$7	$25	$23
Huntsman International compensation cost	8	7	24	22

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $6 million and $5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three months ended			Nine months ended
	ended			ended
	September 30,			September 30,
	2017	2016		2017		2016
Dividend yield	NA	3.3%		2.4%		5.6%
Expected volatility	NA	57.6%		56.9%		57.9%
Risk-free interest rate	NA	1.1%		2.0%		1.4%
Expected life of stock options granted during the period	NA	5.9	years	5.9	years	5.9	years

During the three months ended September 30, 2017, no stock options were granted.

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of September 30, 2017 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2017	11,245	$13.37
Granted	997	21.04
Exercised	(2,118)	17.59
Forfeited	(59)	17.39
Converted to Venator awards	(417)	5.00
Outstanding at September 30, 2017	9,648	13.17	5.7	$137
Exercisable at September 30, 2017	6,822	12.88	4.6	99

The weighted‑average grant‑date fair value of stock options granted during the nine months ended September 30, 2017 was $9.26 per option. As of September 30, 2017, there was $11 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was approximately $11 million and nil, respectively. Cash received from stock options exercised during the nine months ended September 30, 2017 and 2016 was approximately $22 million and nil, respectively. The cash tax benefit from stock options exercised during the nine months ended September 30, 2017 and 2016 was approximately $3 million and nil, respectively.

NONVESTED SHARES

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2017 and 2016, the weighted-average expected volatility rate was 45.0% and 39.3%, respectively, and the weighted average risk-free interest rate was 1.5% and 0.9%, respectively. For the performance share unit awards granted in the nine months ended September 30, 2017 and 2016, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of September 30, 2017 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant- Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2017	2,996		$13.36	912	$12.27
Granted	779		22.60	285	21.01
Vested	(937)	(1)	16.30	(370)	14.11
Forfeited	(21)		15.23	(32)	12.37
Converted to Venator awards	(237)		11.81	(93)	13.72
Nonvested at September 30, 2017	2,580		14.92	702	14.66

(1)

As of September 30, 2017, a total of 460,750 restricted stock units were vested but not yet issued, of which 25,704 vested during the nine months ended September 30, 2017. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of September 30, 2017, there was $32 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted‑average period of approximately 1.9 years. The value of share awards that vested during the nine months ended September 30, 2017 and 2016 was $20 million and $15 million, respectively.

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

During the nine months ended September 30, 2017, we released a valuation allowance of $7 million on certain net deferred assets of our Polyurethanes business in Italy. On March 1, 2017 and April 1, 2017, we demerged the Italian legal entities containing our Polyurethanes business from our combined Italian tax group. The historical and expected continued profitability of that Polyurethanes business resulted in the release of the associated valuation allowance. During the same period, we also released a valuation allowance of $13 million on certain deferred tax assets in Luxembourg as a result of changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased income in Luxembourg, our primary treasury center outside of the U.S.

During the nine months ended September 30, 2017 and 2016, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits and a corresponding income tax expense of $7 million and $3 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

We recorded an additional income tax liability of approximately $45 million related to our tax gain on the Venator IPO proceeds, net of separation costs and IPO expenses.

Huntsman Corporation

We recorded income tax expense from continuing operations of $78 million and $65 million for the nine months ended September 30, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 18% for the nine months ended September 30, 2017. Higher than expected earnings in countries with low tax rates or valuation allowances, and the release of certain valuation allowances in Italy and Luxenbourg, resulted in a lower effective tax rate through the third quarter of 2017.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $77 million and $65 million for the nine months ended September 30, 2017 and 2016, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 18% for the nine months ended September 30, 2017. Higher than expected earnings in countries with low tax rates and valuation allowances, and the release of certain valuation allowances in Italy and Luxenbourg, resulted in a lower effective tax rate through the third quarter of 2017.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$84	$31	$289	$210
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$147	$55	$390	$198
Denominator:
Weighted average shares outstanding	238.5	236.3	238.0	236.2
Dilutive shares:
Stock-based awards	5.5	3.8	5.5	2.9
Total weighted average shares outstanding, including dilutive shares	244.0	240.1	243.5	239.1

Additional stock‑based awards of 0.9 million and 5.5 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2017 and 2016, respectively, and 1.8 million and 5.9 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2017 and 2016, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 because the effect would be anti‑dilutive.

18. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have four operating segments, which are also our reportable segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. We have organized our business and derived our operating segments around differences in product lines. In connection with the Venator IPO in August 2017, we separated the P&A Business and, beginning in the third quarter of 2017, we reported the results of operations of the P&A Business as discontinued operations in our condensed consolidated financial statements for all periods presented. See “Note 4. Discontinued Operations.”

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

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Polyurethanes	$1,197	$891	$3,172	$2,703
Performance Products	501	509	1,595	1,611
Advanced Materials	263	247	782	774
Textile Effects	193	184	586	567
Corporate and eliminations	15	—	20	(41)
Total	$2,169	$1,831	$6,155	$5,614

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$245	$137	$556	$439
Performance Products	63	70	249	248
Advanced Materials	56	55	166	173
Textile Effects	19	17	64	59
Corporate and other(2)	(43)	(45)	(136)	(132)
Total	340	234	899	787
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(39)	(52)	(134)	(153)
Interest (expense) income—discontinued operations	(8)	—	(8)	1
Income tax expense—continuing operations	(35)	(6)	(78)	(65)
Income tax (expense) benefit—discontinued operations	(17)	7	(41)	8
Depreciation and amortization—continuing operations	(80)	(83)	(235)	(238)
Depreciation and amortization—discontinued operations	(9)	(30)	(68)	(84)
Net income attributable to noncontrolling interests	32	9	64	22
Other adjustments:
Business acquisition and integration expenses	(10)	(6)	(17)	(11)
Merger costs	(12)	—	(18)	—
EBITDA from discontinued operations	97	47	218	63
Minority interest of discontinued operations	(12)	(3)	(18)	(8)
Loss on early extinguishment of debt	(35)	(1)	(36)	(3)
Certain legal settlements and related expenses	—	—	(1)	—
Gain on sale of assets	—	—	8	—
Amortization of pension and postretirement actuarial losses	(19)	(14)	(55)	(42)
Plant incident remediation costs	(13)	—	(13)	—
Restructuring, impairment and plant closing and transition costs	(1)	(38)	(13)	(57)
Net income	$179	$64	$454	$220

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2017	2016	2017	2016
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$245	$137	$556	$439
Performance Products	63	70	249	248
Advanced Materials	56	55	166	173
Textile Effects	19	17	64	59
Corporate and other(2)	(41)	(43)	(132)	(128)
Total	342	236	903	791
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(44)	(55)	(146)	(162)
Interest (expense) income—discontinued operations	(8)	—	(8)	1
Income tax expense—continuing operations	(34)	(7)	(77)	(65)
Income tax (expense) benefit—discontinued operations	(17)	7	(41)	8
Depreciation and amortization—continuing operations	(78)	(79)	(227)	(228)
Depreciation and amortization—discontinued operations	(9)	(30)	(68)	(84)
Net income attributable to noncontrolling interests	32	9	64	22
Other adjustments:
Business acquisition and integration expenses	(10)	(6)	(17)	(11)
Merger costs	(12)	—	(18)	—
EBITDA from discontinued operations	96	45	215	58
Minority interest of discontinued operations	(12)	(3)	(18)	(8)
Loss on early extinguishment of debt	(35)	(1)	(36)	(3)
Certain legal settlements and related expenses	—	—	(1)	—
Gain on sale of assets	—	—	8	—
Amortization of pension and postretirement actuarial losses	(20)	(15)	(57)	(44)
Plant incident remediation costs	(13)	—	(13)	—
Restructuring, impairment and plant closing and transition costs	(1)	(38)	(13)	(57)
Net income	$177	$63	$450	$218

(1)

Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) minority interest of discontinued operations; (e) loss on early extinguishment of debt; (f) certain legal settlements and related expenses; (g) gain on sale of assets; (h) amortization of pension and postretirement actuarial losses; (i) net plant incident credits (costs); and (j) restructuring, impairment and plant closing and transition costs.

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

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC

The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the Nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International’s outstanding notes on a joint and several basis.

In connection with the separation of the P&A business during the third quarter of 2017 (see “Note 4. Discontinued Operations”), certain entities were removed from the debt guarantor structure. The following unaudited condensed financial statements have been presented as if the new debt guarantor structure existed for all periods presented.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
ASSETS
Current assets:
Cash and cash equivalents	$56	$—	$382	$—	$438
Restricted cash	—	—	11	—	11
Accounts and notes receivable, net	36	73	1,108	5	1,222
Accounts receivable from affiliates	873	4,213	122	(4,855)	353
Inventories	81	201	808	(6)	1,084
Prepaid expenses	18	6	31	(9)	46
Other current assets	735	3	195	(740)	193
Current assets held for sale	—	—	2,745	—	2,745
Total current assets	1,799	4,496	5,402	(5,605)	6,092
Property, plant and equipment, net	451	1,111	1,469	—	3,031
Investment in unconsolidated affiliates	6,074	2,302	255	(8,376)	255
Intangible assets, net	27	—	30	—	57
Goodwill	(14)	82	71	—	139
Deferred income taxes	510	—	280	(522)	268
Notes receivable from affiliates	111	565	—	(676)	—
Other noncurrent assets	47	172	245	—	464
Total assets	$9,005	$8,728	$7,752	$(15,179)	$10,306
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60	$175	$631	$5	$871
Accounts payable to affiliates	3,783	537	602	(4,855)	67
Accrued liabilities	88	825	375	(750)	538
Note payable to affiliate	100	—	—	—	100
Current portion of debt	5	—	24	—	29
Current liabilities held for sale	—	—	1,633	—	1,633
Total current liabilities	4,036	1,537	3,265	(5,600)	3,238
Long-term debt	2,504	—	341	—	2,845
Notes payable to affiliates	717	—	676	(676)	717
Deferred income taxes	—	281	66	74	421
Other noncurrent liabilities	173	268	589	—	1,030
Total liabilities	7,430	2,086	4,937	(6,202)	8,251
Equity
Huntsman International LLC members’ equity
Members’ equity	3,412	2,256	3,484	(5,740)	3,412
Accumulated (deficit) income	(483)	2,908	166	(3,074)	(483)
Accumulated other comprehensive (loss) income	(1,354)	1,478	(1,304)	(174)	(1,354)
Total Huntsman International LLC members’ equity	1,575	6,642	2,346	(8,988)	1,575
Noncontrolling interests in subsidiaries	—	—	469	11	480
Total equity	1,575	6,642	2,815	(8,977)	2,055
Total liabilities and equity	$9,005	$8,728	$7,752	$(15,179)	$10,306

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
ASSETS
Current assets:
Cash and cash equivalents	$37	$—	$347	$—	$384
Restricted cash	—	—	11	—	11
Accounts and notes receivable, net	22	88	1,053	5	1,168
Accounts receivable from affiliates	1,351	4,589	149	(5,760)	329
Inventories	85	183	652	(2)	918
Prepaid expenses	68	46	36	(101)	49
Other current assets	820	3	129	(725)	227
Current assets held for sale	—	—	777	—	777
Total current assets	2,383	4,909	3,154	(6,583)	3,863
Property, plant and equipment, net	463	1,163	1,385	1	3,012
Investment in unconsolidated affiliates	5,870	1,458	245	(7,325)	248
Intangible assets, net	28	—	15	—	43
Goodwill	(12)	82	51	—	121
Deferred income taxes	515	—	265	(527)	253
Notes receivable from affiliates	37	620	—	(657)	—
Other noncurrent assets	74	188	210	—	472
Noncurrent assets held for sale	—	—	1,463	—	1,463
Total assets	$9,358	$8,420	$6,788	$(15,091)	$9,475
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63	$152	$553	$5	$773
Accounts payable to affiliates	3,667	645	1,499	(5,760)	51
Accrued liabilities	87	787	420	(826)	468
Note payable to affiliate	100	—	—	—	100
Current portion of debt	30	—	20	—	50
Current liabilities held for sale	—	—	467	—	467
Total current liabilities	3,947	1,584	2,959	(6,581)	1,909
Long-term debt	3,763	—	359	—	4,122
Notes payable to affiliates	696	—	658	(657)	697
Deferred income taxes	22	257	19	69	367
Other noncurrent liabilities	174	300	577	—	1,051
Noncurrent liabilities held for sale	—	—	393	—	393
Total liabilities	8,602	2,141	4,965	(7,169)	8,539
Equity
Huntsman International LLC members’ equity
Members’ equity	3,226	2,949	5,019	(7,968)	3,226
Accumulated (deficit) income	(779)	2,332	(1,713)	(619)	(779)
Accumulated other comprehensive (loss) income	(1,691)	998	(1,652)	654	(1,691)
Total Huntsman International LLC members' equity	756	6,279	1,654	(7,933)	756
Noncontrolling interests in subsidiaries	—	—	169	11	180
Total equity	756	6,279	1,823	(7,922)	936
Total liabilities and equity	$9,358	$8,420	$6,788	$(15,091)	$9,475

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$296	$498	$1,343	$—	$2,137
Related party sales	55	75	255	(353)	32
Total revenues	351	573	1,598	(353)	2,169
Cost of goods sold	275	520	1,251	(352)	1,694
Gross profit	76	53	347	(1)	475
Selling, general and administrative	34	31	132	—	197
Research and development	12	11	12	—	35
Restructuring, impairment and plant closing (credits) costs	(3)	1	3	—	1
Merger costs	12	—	—	—	12
Other operating expense (income), net	20	(8)	(7)	—	5
Operating income	1	18	207	(1)	225
Interest (expense) income	(43)	7	(8)	—	(44)
Equity in income of investment in affiliates and subsidiaries	187	180	1	(367)	1
Loss on early extinguishment of debt	(35)	—	—	—	(35)
Dividend income (expense)	1	—	(1)	—	—
Other income, net	(1)	2	1	—	2
Income from continuing operations before income taxes	110	207	200	(368)	149
Income tax benefit (expense)	26	(11)	(49)	—	(34)
Income from continuing operations	136	196	151	(368)	115
Income (loss) from discontinued operations, net of tax	9	(1)	54	—	62
Net income	145	195	205	(368)	177
Net income attributable to noncontrolling interests	—	—	(32)	—	(32)
Net income attributable to Huntsman International LLC	$145	$195	$173	$(368)	$145
Net income	$145	$195	$205	$(368)	$177
Other comprehensive income	171	329	113	(509)	104
Comprehensive income attributable to noncontrolling interests	—	—	(36)	(1)	(37)
Comprehensive income attributable to Huntsman International LLC	$316	$524	$282	$(878)	$244

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$264	$424	$1,114	$—	$1,802
Related party sales	45	64	231	(311)	29
Total revenues	309	488	1,345	(311)	1,831
Cost of goods sold	249	434	1,101	(310)	1,474
Gross profit	60	54	244	(1)	357
Selling, general and administrative	33	25	126	—	184
Research and development	13	11	10	—	34
Restructuring, impairment and plant closing costs	2	6	30	—	38
Other operating income, net	3	(8)	3	—	(2)
Operating income	9	20	75	(1)	103
Interest (expense) income	(54)	7	(8)	—	(55)
Equity in (loss) income of investment in affiliates and subsidiaries	82	80	2	(163)	1
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Dividend income (expense)	1	—	(2)	1	—
Other (loss) income, net	(3)	—	3	—	—
Income from continuing operations before income taxes	34	107	70	(163)	48
Income tax benefit (expense)	20	(13)	(14)	—	(7)
Income from continuing operations	54	94	56	(163)	41
Loss from discontinued operations, net of tax	—	—	22	—	22
Net income	54	94	78	(163)	63
Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
Net income attributable to Huntsman International LLC	$54	$94	$69	$(163)	$54
Net income	$54	$94	$78	$(163)	$63
Other comprehensive income	32	7	31	(38)	32
Comprehensive income attributable to noncontrolling interests	—	—	(6)	(3)	(9)
Comprehensive income attributable to Huntsman International LLC	$86	$101	$103	$(204)	$86

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$824	$1,543	$3,681	$—	$6,048
Related party sales	169	248	772	(1,082)	107
Total revenues	993	1,791	4,453	(1,082)	6,155
Cost of goods sold	792	1,551	3,585	(1,079)	4,849
Gross profit	201	240	868	(3)	1,306
Selling, general and administrative	129	94	356	—	579
Research and development	35	31	37	—	103
Restructuring, impairment and plant closing costs	1	—	12	—	13
Merger costs	18	—	—	—	18
Other operating expense (income), net	36	(33)	(12)	—	(9)
Operating (expense) income	(18)	148	475	(3)	602
Interest (expense) income	(143)	20	(23)	—	(146)
Equity in income of investment in affiliates and subsidiaries	534	453	5	(988)	4
Loss on early extinguishment of debt	(36)	—	—	—	(36)
Dividend income	1	—	—	(1)	—
Other income, net	(1)	2	4	—	5
Income from continuing operations before income taxes	337	623	461	(992)	429
Income tax benefit (expense)	56	(58)	(75)	—	(77)
Income from continuing operations	393	565	386	(992)	352
(Loss) income from discontinued operations, net of tax	(7)	(2)	107	—	98
Net income	386	563	493	(992)	450
Net income attributable to noncontrolling interests	—	—	(64)	—	(64)
Net income attributable to Huntsman International LLC	$386	$563	$429	$(992)	$386
Net income	$386	$563	$493	$(992)	$450
Other comprehensive income	337	479	289	(828)	277
Comprehensive income attributable to noncontrolling interests	—	—	(70)	(6)	(76)
Comprehensive income attributable to Huntsman International LLC	$723	$1,042	$712	$(1,826)	$651

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$787	$1,396	$3,336	$—	$5,519
Related party sales	139	222	700	(966)	95
Total revenues	926	1,618	4,036	(966)	5,614
Cost of goods sold	726	1,343	3,339	(967)	4,441
Gross profit	200	275	697	1	1,173
Selling, general and administrative	117	79	365	—	561
Research and development	35	32	36	—	103
Restructuring, impairment and plant closing costs	5	15	36	—	56
Other operating expense (income), net	11	(28)	14	—	(3)
Operating income	32	177	246	1	456
Interest (expense) income	(165)	24	(21)	—	(162)
Equity in income of investment in affiliates and subsidiaries	67	183	6	(252)	4
Loss on early extinguishment of debt	(3)	—	—	—	(3)
Dividend income (expense)	217	(430)	430	(217)	—
Other (loss) income , net	(3)	—	8	—	5
Income (loss) from continuing operations before income taxes	145	(46)	669	(468)	300
Income tax benefit (expense)	50	(71)	(44)	—	(65)
Income (loss) from continuing operations	195	(117)	625	(468)	235
Income (loss) from discontinued operations, net of tax	1	(1)	(17)	—	(17)
Net income (loss)	196	(118)	608	(468)	218
Net income attributable to noncontrolling interests	—	—	(19)	(3)	(22)
Net income (loss) attributable to Huntsman International LLC	$196	$(118)	$589	$(471)	$196
Net income (loss)	$196	$(118)	$608	$(468)	$218
Other comprehensive income	27	86	32	(118)	27
Comprehensive income attributable to noncontrolling interests	—	—	(11)	(11)	(22)
Comprehensive income (loss) attributable to Huntsman International LLC	$223	$(32)	$629	$(597)	$223

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by (used in) operating activities from continuing operations	$274	$514	$(252)	$—	$536
Net cash (used in) provided by operating activities from discontinued operations	(19)	—	221	—	202
Net cash provided by (used in) operating activities	255	514	(31)	—	738

Investing activities:
Capital expenditures	(26)	(37)	(96)	—	(159)
Cash received from consolidated affiliates	800	—	(278)	(522)	—
Acquisition of business, net of cash acquired	—	—	(14)	—	(14)
Proceeds from sale of businesses/assets	—	—	21	—	21
Increase in receivable from affiliate	(3)	—	—	—	(3)
Cash received from termination of cross-currency interest rate contracts	7	—	—	—	7
Other, net	1	—	—	—	1
Net cash provided by (used in) investing activities from continuing operations	779	(37)	(367)	(522)	(147)
Net cash used in investing activities from discontinued operations	—	—	(49)	—	(49)
Net cash provided by (used in) investing activities	779	(37)	(416)	(522)	(196)

Financing activities:
Net repayments under revolving loan facilities	—	—	(36)	—	(36)
Repayments of short-term debt	—	—	(10)	—	(10)
Borrowings on short-term debt	—	—	6	—	6
Repayments of long-term debt	(1,416)	—	(23)	—	(1,439)
Proceeds from long-term debt of P&A Business	—	—	750	—	750
Proceeds from issuance of long-term debt	—	—	24	—	24
Proceeds from issuance of notes payable from affiliate	21	—	—	—	21
Repayments of notes payable	(20)	—	—	—	(20)
Borrowings on notes payable	11	—	—	—	11
Debt issuance costs paid	(3)	—	(18)	—	(21)
Dividends paid to noncontrolling interests	—	—	(26)	—	(26)
Contribution from noncontrolling interests	—	—	4	—	4
Distribution to parent	—	(477)	(45)	522	—
Dividends paid to parent	(90)	—	—	—	(90)
Proceeds from the IPO of P&A Business	522	—	—	—	522
Cash paid for the expenses of the IPO of P&A Business	(40)	—	—	—	(40)
Other, net	—	—	1	—	1
Net cash (used in) provided by financing activities	(1,015)	(477)	627	522	(343)
Effect of exchange rate changes on cash	—	—	12	—	12
Increase in cash and cash equivalents	19	—	192	—	211
Cash and cash equivalents from continuing operations at beginning of period	37	—	347	—	384
Cash and cash equivalents from discontinued operations at beginning of period	—	—	29	—	29
Cash and cash equivalents at end of period	$56	$—	$568	$—	$624

During the nine months ended September 30, 2017, we made a noncash capital contribution of approximately $50 million between Parent Company and Guarantor entities.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by operating activities from continuing operations	$410	$87	$239	$—	$736
Net cash provided by operating activities from discontinued operations	—	—	107	—	107
Net cash provided by operating activities	410	87	346	—	843

Investing activities:
Capital expenditures	(24)	(66)	(124)	—	(214)
Investment in affiliate	(11)	(3)	(2)	14	(2)
Decrease in receivable in affiliate	3	—	—	—	3
Change in restricted cash	—	—	1	—	1
Other, net	—	1	1	—	2
Net cash used in investing activities from continuing operations	(32)	(68)	(124)	14	(210)
Net cash used in investing activities from discontinued operations	—	—	(57)	—	(57)
Net cash used in investing activities	(32)	(68)	(181)	14	(267)

Financing activities:
Net repayments on overdraft facilities	$—	$(1)	$—	$—	$(1)
Repayments of short-term debt	—	—	(41)	—	(41)
Borrowings on short-term debt	—	—	8	—	8
Repayments of long-term debt	(774)	—	(21)	—	(795)
Proceeds from issuance of long-term debt	547	—	5	—	552
Repayments of notes payable to affiliate	(7)	—	—	6	(1)
Proceeds of notes payable to affiliate	—	—	6	(6)	—
Repayments of notes payable	(23)	—	(2)	—	(25)
Borrowings on notes payable	30	—	1	—	31
Debt issuance costs paid	(8)	—	—	—	(8)
Dividends paid to noncontrolling interests	—	—	(26)	—	(26)
Contribution from parent	—	3	31	(34)	—
Distribution to parent	—	(20)	—	20	—
Dividends paid to parent	(89)	(1)	—	—	(90)
Other, net	1	—	—	—	1
Net cash used in financing activities	(323)	(19)	(39)	(14)	(395)
Effect of exchange rate changes on cash from continuing operations	—	—	1	—	1
Increase in cash and cash equivalents	55	—	127	—	182
Cash and cash equivalents from continuing operations at beginning of period	44	—	192	—	236
Cash and cash equivalents from discontinued operations at beginning of period	—	—	21	—	21
Cash and cash equivalents at end of period	$99	$—	$340	$—	$439

During the nine months ended September 30, 2016, we made a noncash capital contribution of approximately $215 million between Parent Company and certain Nonguarantors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non‑durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy‑based polymer formulations, textile chemicals and dyes. Our revenues for the nine months ended September 30, 2017 and 2016 were $6,155 million and $5,614 million, respectively.

RECENT DEVELOPMENTS

Separation of the P&A Business

In August 2017, we separated the P&A Business and conducted an IPO of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. All of such ordinary shares were sold by Huntsman and Venator did not receive any proceeds from the offering. Venator’s ordinary shares began trading on The New York Stock Exchange under the symbol “VNTR” on August 3, 2017. Huntsman retains approximately 75% ownership in Venator. Beginning in the third quarter of 2017, we reported the results of operations of the P&A Business as discontinued operations. For more information, see “Note 4. Discontinued Operations” to our condensed consolidated financial statements.

In August 2017, we made early prepayments of $1,207 million on our Senior Credit Facilities, of which $106 million was paid on our 2015 Extended Term Loan B,  $347 million was paid on our 2021 Term Loan B, and $754 million was paid on our 2023 Term Loan B. The funds used to pay down the debt included $732 million received from Venator ($750 million of debt raised by Venator net of $18 million of debt issuance costs), upon its payment of intercompany debt obligations owed to Huntsman and $475 million from proceeds of the Venator IPO. In connection with the $1,207 million prepayments of our term loans, we recognized a loss on early extinguishment of debt of $34 million. See “Note 7. Debt—Direct and Subsidiary Debt—Senior Credit Facilities” to our condensed consolidated financial statements.

Termination of Huntsman and Clariant Merger Agreement

As previously disclosed, on May 21, 2017, Huntsman, Clariant and Merger Sub entered into the Merger Agreement which contemplated that Merger Sub would be merged with and into Huntsman, with Huntsman surviving the merger as a wholly-owned subsidiary of Clariant. On October 26, 2017, Huntsman, Clariant and Merger Sub entered into the Termination Agreement, dated as of October 26, 2017, pursuant to which the parties mutually terminated the Merger Agreement. No fees are currently payable under the terms of the Termination Agreement. Huntsman and Clariant also agreed to release each other from certain claims and liabilities arising out of or related to the Merger Agreement or the transactions contemplated therein or thereby.  Pursuant to the Termination Agreement, each party agrees to bear its own costs, fees and expenses in connection with Merger Agreement and the transactions contemplated thereby, except for specified joint filing fees and related expenses as set forth in the Merger Agreement. During the three and nine months ended September 30, 2017 and 2016, we incurred merger-related costs of $12 million, $18 million, nil and nil, respectively.

Debt Prepayment

In addition to the debt prepayments made in connection with the separation of our former P&A Business and the Venator IPO described above, on October 25, 2017, we made an early prepayment of $100 million on our 2023 Term Loan B from existing cash. See “Note 7. Debt—Direct and Subsidiary Debt—Senior Credit Facilities” to our condensed consolidated financial statements.

OUTLOOK

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Solid MDI demand and margins
•	2018 to benefit from new projects coming on-line
•	Fourth quarter of 2017 a seasonally weaker quarter compared to third quarter of 2017
•	Weak MTBE margins

Performance Products:

•	Continued improvement in profitability in core businesses
•	Fourth quarter of 2017 planned Port Neches EO/EG maintenance with estimated $15 million EBITDA impact
•	Despite planned outage, fourth quarter of 2017 expected to be better than both fourth quarter of 2016 and sequentially

Advanced Materials:

•	Stable aerospace demand and continued growth in specialty products
•	Stronger adjusted EBITDA in fourth quarter of 2017 as compared to the fourth quarter of 2016
•	Wind market continues to be soft

Textile Effects:

•	Sustainable solutions driving two times GDP volume growth

In 2017, we expect to spend approximately $290 million on capital expenditures, net of reimbursements.

We expect our fourth quarter adjusted effective tax rate will be similar to our third quarter rate of 24%.  Our 2018 adjusted effective tax rate will be approximately 25% to 28%.

RESULTS OF OPERATIONS

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2017	2016	Change	2017	2016	Change
Revenues	$2,169	$1,831	18%	$6,155	$5,614	10%
Cost of goods sold	1,695	1,475	15%	4,852	4,444	9%
Gross profit	474	356	33%	1,303	1,170	11%
Operating expenses	238	217	10%	677	664	2%
Restructuring, impairment and plant closing costs	1	38	(97)%	13	56	(77)%
Merger costs	12	—	NM	18	—	NM
Operating income	223	101	121%	595	450	32%
Interest expense	(39)	(52)	(25)%	(134)	(153)	(12)%
Equity in income of investment in unconsolidated affiliates	1	1	—	4	4	—
Loss on early extinguishment of debt	(35)	(1)	NM	(36)	(3)	NM
Other (loss) income, net	1	(3)	NM	2	(1)	NM
Income from continuing operations before income taxes	151	46	228%	431	297	45%
Income tax expense	(35)	(6)	483%	(78)	(65)	20%
Income from continuing operations	116	40	190%	353	232	52%
Income (loss) from discontinued operations, net of tax	63	24	163%	101	(12)	NM
Net income	179	64	180%	454	220	106%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(32)	(9)	256%	(64)	(22)	191%
Interest expense from continuing operations	39	52	(25)%	134	153	(12)%
Interest expense (income) from discontinued operations	8	—	NM	8	(1)	NM
Income tax expense from continuing operations	35	6	483%	78	65	20%
Income tax expense (benefit) from discontinued operations	17	(7)	NM	41	(8)	NM
Depreciation and amortization of continuing operations	80	83	(4)%	235	238	(1)%
Depreciation and amortization of discontinued operations	9	30	(70)%	68	84	(19)%
Other adjustments:
Business acquisition and integration expenses	10	6		17	11
Merger costs	12	—		18	—
EBITDA from discontinued operations	(97)	(47)		(218)	(63)
Minority interest of discontinued operations	12	3		18	8
Loss on early extinguishment of debt	35	1		36	3
Certain legal settlements and related expenses	—	—		1	—
Gain on sale of assets	—	—		(8)	—
Amortization of pension and postretirement actuarial losses	19	14		55	42
Plant incident remediation costs	13	—		13	—
Restructuring, impairment and plant closing and transition costs	1	38		13	57
Adjusted EBITDA(1)	$340	$234	45%	$899	$787	14%

Net cash provided by operating activities from continuing operations				$538	$736	(27)%
Net cash used in investing activities from continuing operations				(145)	(213)	(32)%
Net cash used in financing activities				(349)	(397)	(12)%
Capital expenditures from continuing operations				(159)	(214)	(26)%

Huntsman International

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2017	2016	Change	2017	2016	Change
Revenues	$2,169	$1,831	18%	$6,155	$5,614	10%
Cost of goods sold	1,694	1,474	15%	4,849	4,441	9%
Gross profit	475	357	33%	1,306	1,173	11%
Operating expenses	237	216	10%	673	661	2%
Restructuring, impairment and plant closing costs	1	38	(97)%	13	56	(77)%
Merger costs	12	—	NM	18	—	NM
Operating income	225	103	118%	602	456	32%
Interest expense	(44)	(55)	(20)%	(146)	(162)	(10)%
Equity in income of investment in unconsolidated affiliates	1	1	—	4	4	—
Loss on early extinguishment of debt	(35)	(1)	NM	(36)	(3)	NM
Other (loss) income, net	2	—	NM	5	5	—
Income from continuing operations before income taxes	149	48	210%	429	300	43%
Income tax expense	(34)	(7)	386%	(77)	(65)	18%
Income from continuing operations	115	41	180%	352	235	50%
Income (loss) from discontinued operations, net of tax	62	22	182%	98	(17)	NM
Net income	177	63	181%	450	218	106%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(32)	(9)	256%	(64)	(22)	191%
Interest expense from continuing operations	44	55	(20)%	146	162	(10)%
Interest expense (income) from discontinued operations	8	—	NM	8	(1)	NM
Income tax expense from continuing operations	34	7	386%	77	65	18%
Income tax expense (benefit) from discontinued operations	17	(7)	NM	41	(8)	NM
Depreciation and amortization of continuing operations	78	79	(1)%	227	228	—
Depreciation and amortization of discontinued operations	9	30	(70)%	68	84	(19)%
Other adjustments:
Business acquisition and integration expenses	10	6		17	11
Merger costs	12	—		18	—
EBITDA from discontinued operations	(96)	(45)		(215)	(58)
Minority interest of discontinued operations	12	3		18	8
Loss on early extinguishment of debt	35	1		36	3
Certain legal settlements and related expenses	—	—		1	—
Gain on sale of assets	—	—		(8)	—
Amortization of pension and postretirement actuarial losses	20	15		57	44
Plant incident remediation costs	13	—		13	—
Restructuring, impairment and plant closing and transition costs	1	38		13	57
Adjusted EBITDA(1)	$342	$236	45%	$903	$791	14%

Net cash provided by operating activities from continuing operations				$536	$736	(27)%
Net cash used in investing activities from continuing operations				(147)	(210)	(30)%
Net cash used in financing activities				(343)	(395)	(13)%
Capital expenditures from continuing operations				(159)	(214)	(26)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	September 30, 2017			September 30, 2016
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$179			$64
Net income attributable to noncontrolling interests			(32)			(9)
Business acquisition and integration expenses	$10	$(3)	7	$6	$(2)	4
Merger costs	12	(1)	11	—	—	—
Loss from discontinued operations(6)	(97)	34	(63)	(47)	23	(24)
Minority interest of discontinued operations	12	—	12	3	—	3
Loss on early extinguishment of debt	35	(12)	23	1	—	1
Gain on sale of assets	—	—	—	—	—	—
Amortization of pension and postretirement actuarial losses	19	(3)	16	14	(5)	9
Plant incident remediation costs	13	(4)	9	—	—	—
Restructuring, impairment and plant closing and transition costs	1	1	2	38	(12)	26
Adjusted net income(2)			$164			$74

Weighted average shares-basic			238.5			236.3
Weighted average shares-diluted			244.0			240.1

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.36			$0.13
Income from discontinued operations			0.26			0.10
Net income			$0.62			$0.23

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.34			$0.13
Income from discontinued operations			0.26			0.10
Net income			$0.60			$0.23

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.69			$0.31
Diluted			0.67			0.31

	Nine months			Nine months
	ended			ended
	September 30, 2017			September 30, 2016
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$454			$220
Net income attributable to noncontrolling interests			(64)			(22)
Business acquisition and integration expenses	$17	$(4)	13	$11	$(3)	8
Merger costs	18	(1)	17	—	—	—
Loss from discontinued operations(6)	(218)	117	(101)	(63)	75	12
Minority interest of discontinued operations	18	—	18	8	—	8
Loss on early extinguishment of debt	36	(12)	24	3	(1)	2
Certain legal settlements and related expenses	1	—	1	—	—	—
Gain on sale of assets	(8)	—	(8)	—	—	—
Amortization of pension and postretirement actuarial losses	55	(11)	44	42	(10)	32
Plant incident remedation costs	13	(4)	9	—	—	—
Restructuring, impairment and plant closing and transition costs	13	(2)	11	57	(15)	42
Adjusted net income(2)			$418			$302

Weighted average shares-basic			238.0			236.2
Weighted average shares-diluted			243.5			239.1

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.22			$0.89
Income from discontinued operations			0.42			(0.05)
Net income			$1.64			$0.84

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.19			$0.88
Income from discontinued operations			0.41			(0.05)
Net income			$1.60			$0.83

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$1.76			$1.28
Diluted			1.72			1.26

Capital expenditures, net of reimbursements(4)			$(158)			$(186)

Net cash provided by operating activities from continuing operations			$538			$736
Capital expenditures			(159)			(214)
All other investing activities from continuing operations, excluding acquisitions and disposition activities			7			1
Non-recurring merger costs			18			—
Free cash flow(5)			$404			$523

Huntsman International

	Three months			Three months
	ended			ended
	September 30, 2017			September 30, 2016
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$177			$63
Net income attributable to noncontrolling interests			(32)			(9)
Business acquisition and integration expenses	$10	$(3)	7	$6	$(2)	4
Merger costs	12	(1)	11	—	—	—
Loss from discontinued operations(6)	(96)	34	(62)	(45)	23	(22)
Minority interest of discontinued operations	12	—	12	3	—	3
Loss on early extinguishment of debt	35	(12)	23	1	—	1
Amortization of pension and postretirement actuarial losses	20	(3)	17	15	(5)	10
Plant incident remediation costs	13	(4)	9	—	—	—
Restructuring, impairment and plant closing and transition costs	1	1	2	38	(12)	26
Adjusted net income(2)			$164			$76

	Nine months			Nine months
	ended			ended
	September 30, 2017			September 30, 2016
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$450			$218
Net income attributable to noncontrolling interests			(64)			(22)
Business acquisition and integration expenses	$17	$(4)	13	$11	$(3)	8
Merger costs	18	(1)	17	—	—	—
Loss from discontinued operations(6)	(215)	117	(98)	(58)	75	17
Minority interest of discontinued operations	18	—	18	8	—	8
Loss on early extinguishment of debt	36	(12)	24	3	(1)	2
Certain legal settlements and related expenses	1	—	1	—	—	—
Gain on sale of assets	(8)	—	(8)	—	—	—
Amortization of pension and postretirement actuarial losses	57	(11)	46	44	(10)	34
Plant incident remediation costs	13	(4)	9	—	—	—
Restructuring, impairment and plant closing and transition costs	13	(2)	11	57	(15)	42
Adjusted net income(2)			$419			$307

Other non-GAAP measures:
Capital expenditures, net of reimbursements(4)			$(158)			$(186)

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) minority interest of discontinued operations; (e) loss on early extinguishment of debt (f) certain legal settlements and related expenses; (g) gain on sale of assets; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; and (j) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income is computed by eliminating the after‑tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition and integration expenses; (b) merger costs; (c) loss from discontinued operations; (d) minority interest of discontinued operations; (e) loss on early extinguishment of debt; (f) certain legal settlements and related expenses; (g) gain on sale of assets; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; and (j) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

(4)

Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the nine months ended September 30, 2017 and 2016, capital expenditures from continuing operations of $159 million and $214 million, respectively, were reimbursed in part by $1 million and $28 million, respectively, from joint venture partners.

(5)

Our management uses free cash flow to assess financial performance. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow as net cash flows provided by operating activities from continuing operations and used in investing activities from continuing operations, excluding acquisition/disposition activities and including non-recurring separation costs. Free cash flow is typically derived directly from the Company’s condensed consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

(6)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

As discussed in “Note 4. Discontinued Operations” to our condensed consolidated financial statements, the results from continuing operations for all periods presented exclude the results of the former P&A Business and the results of our former polymers, base chemicals and Australian styrenics business. The increase of $92 million in net income attributable to Huntsman Corporation and the increase of $91 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the three months ended September 30, 2017 increased by $338 million, or 18%, as compared with the 2016 period. The increase was primarily due to higher average selling prices in all our segments, except for our Textile Effects segment, and higher sales volumes in all our segments, except for our Performance Products segment. See “—Segment Analysis” below.

•

Gross profit for the three months ended September 30, 2017 increased by $118 million, or 33% as compared with the 2016 period. The increase resulted from higher gross margins in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

•

Operating expenses for the three months ended September 30, 2017 increased by $21 million, or 10% as compared with the 2016 period, primarily related to an increase in acquisition related expenses and weather related clean up costs.

•

Restructuring, impairment and plant closing costs for the three months ended September 30, 2017 decreased to $1 million from $38 million in the 2016 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

•

Our interest expense and the interest expense of Huntsman International for the three months ended September 30, 2017 decreased by $13 million and $11 million, respectively, or 25% and 20%, respectively, as compared with the 2016 period. The decrease was due to the early repayments on our 2015 Extended Term Loan B, our 2021 Term Loan B and our 2023 Term Loan B.

•

Loss on early extinguishment of debt for three months ended September 30, 2017 increased to $35 million from $1 million in the 2016 period. During the three months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $34 million related to the early repayments on our 2015 Extended Term Loan B, our 2021 Term Loan B and our 2023 Term Loan B.

•

Our income tax expense for the three months ended September 30, 2017 increased to $35 million from $6 million in the 2016 period. The income tax expense of Huntsman International for the three months ended September 30, 2017 increased to $34 million from $7 million in the 2016 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 16. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of the former P&A Business as discontinued operations. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements. In addition to the former P&A Business,  the results of operations of our former polymers, base chemicals and Australian businesses are reported as discontinued operations for all periods presented. Our income from discontinued operations, net of tax for the three months ended September 30, 2017 increased to $63 million from $24 million in the 2016 period. Income from discontinued operations, net of tax of Huntsman International for the three months ended September 30, 2017 increased to $62 million from $22 million in the 2016 period. The increase was primarily due to Venator’s improved margins primarly as a result from higher average selling prices and higher sales volumes in titanium dioxide, offset in part by higher business separation expenses.

Segment Analysis

	Three months		Percent
	ended		Change
	September 30,		Favorable
	2017	2016	(Unfavorable)
Revenues
Polyurethanes	$1,197	$891	34%
Performance Products	501	509	(2)%
Advanced Materials	263	247	6%
Textile Effects	193	184	5%
Corporate and eliminations	15	—	NM
Total	$2,169	$1,831	18%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$245	$137	79%
Performance Products	63	70	(10)%
Advanced Materials	56	55	2%
Textile Effects	19	17	12%
Corporate and other	(43)	(45)	4%
Total	$340	$234	45%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$245	$137	79%
Performance Products	63	70	(10)%
Advanced Materials	56	55	2%
Textile Effects	19	17	12%
Corporate and other	(41)	(43)	5%
Total	$342	$236	45%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 18. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2017 vs 2016
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	20%	2%	—	12%
Performance Products	9%	1%	4%	(16)%
Advanced Materials	1%	2%	—	3%
Textile Effects	(1)%	1%	(2)%	7%
Total Company	12%	2%	3%	1%

	Three months ended September 30, 2017 vs June 30, 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	3%	3%	(1)%	12%
Performance Products	1%	2%	4%	(18)%
Advanced Materials	(1)%	3%	3%	(4)%
Textile Effects	(3)%	1%	(1)%	(3)%
Total Company	1%	3%	3%	(1)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2017 compared to the same period of 2016 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased in response to continued strong market conditions and higher raw material costs. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI sales volumes increased due to increased demand across most major markets. MTBE sales volumes increased due to the timing of shipments in the 2016 period, partially offset by the impact of hurricane related production outages during the third quarter of 2017. The increase in segment adjusted EBITDA was primarily due to higher MDI margins, partially offset by lower MTBE earnings and the estimated $15 million impact of hurricane related production outages during the third quarter of 2017.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended September 30, 2017 compared to the same period of 2016 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to the sale of the European surfactants business to Innospec Inc. on December 30, 2016 as well as the impact of hurricane related production outages in the third quarter of 2017, partially offset by higher sales volumes in our maleic anhydride and amines businesses. Average selling prices increased primarily in response to higher raw material costs and favorable product mix effect. The decrease in segment adjusted EBITDA was primarily due to the estimated $35 million impact of hurricane related production outages in the third quarter of 2017 and the sale of the European surfactants business at the end of 2016.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2017 compared to the same period of 2016 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to growth in our specialty electronics and electrical and coatings components businesses, partially offset by our withdrawal from certain low margin business. Average selling prices increased in response to higher raw material costs and favorable product mix effect. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and higher average selling prices, partially offset by higher raw material costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended September 30, 2017 compared to the same period of 2016 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased in both textile chemicals and dyes, particularly in our Asia region. Average selling prices decreased primarily due to competitive market conditions. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and lower fixed costs, partially offset by lower margins.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and benzene sales. For the three months ended September 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $2 million to a loss of $43 million from a loss of $45 million for the same period in 2016. For the three months ended September 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman International increased by $2 million to a loss of $41 million from a loss of $43 million for the same period in 2016. The increase in segment adjusted EBITDA from Corporate and other resulted primarily from an increase in LIFO inventory valuation income, partially offset by an increase in loss from benzene sales and an increase in unallocated foreign currency exchange loss.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

As discussed in “Note 4. Discontinued Operations” to our condensed consolidated financial statements, the results from continuing operations for all periods presented exclude the results of the former P&A Business and the results of our former polymers, base chemicals and Australian styrenics business. The increase of $192 million in net income attributable to Huntsman Corporation and the increase of $190 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the nine months ended September 30, 2017 increased by $541 million, or 10%, as compared with the 2016 period. The increase was primarily due to higher average selling prices in all our segments, except for our Textile Effects segment, and higher sales volumes in our Textile Effects segment. See “—Segment Analysis” below.

•

Gross profit for the nine months ended September 30, 2017 increased by $133 million,  or 11%, as compared with the 2016 period. The increase resulted from higher gross margins in our Polyurethanes segment. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2017 increased by $13 million, and $12 million, respectively, or 2% each, as compared with the 2016 period, primarily related to increased weather related clean up costs.

•

Restructuring, impairment and plant closing costs for the nine months ended September 30, 2017 decreased to $13 million from $56 million in the 2016 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

•

Our interest expense and the interest expense of Huntsman International for the nine months ended September 30, 2017 decreased by $19 million and $16 million, respectively, or 12% and 10%, respectively, as compared with the 2016 period. The decrease was due to the early repayments on our 2015 Extended Term Loan B, our 2021 Term Loan B and our 2023 Term Loan B.

•	Loss on early extinguishment of debt for nine months ended September 30, 2017 increased to $36 million from $3 million in the 2016 period. During the third quarter of 2017, we recorded a loss on early extinguishment of debt of $34 million related to the early repayments on our 2015 Extended Term Loan B, our 2021 Term Loan B and our 2023 Term Loan B.

•

Our income tax expense for the nine months ended September 30, 2017 increased to $78 million from $65 million in the 2016 period. The income tax expense of Huntsman International for the nine months ended September 30, 2017 increased to $77 million from $65 million in the 2016 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 16. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of the former P&A Business as discontinued operations. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements. In addition to the former P&A Business, the results of operations of our former polymers, base chemicals and Australian businesses are reported as discontinued operations for all periods presented. Our income from discontinued operations, net of tax for the nine months ended September 30, 2017 increased to $101 million from a loss of $12 million in the 2016 period. Income from discontinued operations net of tax of Huntsman International for the nine months ended September 30, 2017 increased to $98 million from a loss of $10 million in the 2016 period. The increase was primarily due to Venator’s improved margins primarly as a result from higher average selling prices and higher sales volumes in titanium dioxide, offset in part by higher business separation expenses.

	Nine months		Percent
	ended		Change
	September 30,		Favorable
	2017	2016	(Unfavorable)
Revenues
Polyurethanes	$3,172	$2,703	17%
Performance Products	1,595	1,611	(1)%
Advanced Materials	782	774	1%
Textile Effects	586	567	3%
Corporate and eliminations	20	(41)	NM
Total	$6,155	$5,614	10%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$556	$439	27%
Performance Products	249	248	—
Advanced Materials	166	173	(4)%
Textile Effects	64	59	8%
Corporate and other	(136)	(132)	(3)%
Total	$899	$787	14%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$556	$439	27%
Performance Products	249	248	—
Advanced Materials	166	173	(4)%
Textile Effects	64	59	8%
Corporate and other	(132)	(128)	(3)%
Total	$903	$791	14%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 18. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2017 vs 2016
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	15%	—	5%	(3)%
Performance Products	6%	—	2%	(9)%
Advanced Materials	1%	—	—	—
Textile Effects	(2)%	—	(3)%	8%
Total Company	9%	—	6%	(5)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2017 compared to the same period of 2016 was primarily due to higher average selling prices, partially offset by lower sales volumes. MDI average selling prices increased in response to higher raw material costs and continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI and MTBE sales volumes decreased due to the impact of maintenance and hurricane related production outages during the second and third quarters of 2017. The increase in segment adjusted EBITDA was primarily due to higher MDI margins, partially offset by lower MTBE margins.

Performance Products

The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2017 compared to the same period of 2016 was due to lower sales volumes principally because of the sale of the European surfactants business to Innospec Inc. on December 30, 2016, partially offset by higher sales volumes in our remaining businesses as well as higher average selling prices. Average selling prices increased primarily in response to higher raw material costs and favorable product mix effect partially from the sale of the European surfactants business. The increase in segment adjusted EBITDA was primarily due to higher sales volumes in our remaining businesses and lower fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the nine months ended September 30, 2017 compared to the same period of 2016 was primarily due to higher average selling prices. Average selling prices increased in response to higher raw material costs. Sales volumes remained relatively unchanged as strong growth in our European and Asian region, mainly in the wind market and certain higher value businesses, was almost entirely offset by reduced volumes in our Americas region, primarily due to our withdrawal from certain low margin businesses. The decrease in segment adjusted EBITDA was due to lower margins resulting from higher raw material costs and higher fixed costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the nine months ended September 30, 2017 compared to the same period of 2016 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased in both textile chemicals and dyes, particularly in our Asia region. Average selling prices decreased primarily due to competitive market conditions. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and benzene sales. For the nine months ended September 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $4 million to a loss of $136 million from a loss of $132 million for the same period in 2016. For the nine months ended September 30, 2017, segment adjusted EBITDA from Corporate and other for Huntsman International decreased by $4 million to a loss of $132 million from a loss of $128 million for the same period in 2016. The decrease in segment adjusted EBITDA from Corporate and other resulted primarily from an increase in loss from benzene sales and an increase in unallocated corporate overhead, partially offset by a decrease in LIFO inventory valuation expense and an increase in unallocated foreign currency exchange gain.

LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10‑Q.

Cash

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2017 and 2016 was $538 million and $736 million, respectively. The decrease in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2017 compared with the same period in 2016 was primarily attributable to a $274 million unfavorable variance in operating assets and liabilities for the nine months ended September 30, 2017 as compared with the same period of 2016, partially offset by increased operating income as described in “—Results of Operations” above.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2017 and 2016 was $145 million and $213 million, respectively. During the nine months ended September 30, 2017 and 2016, we paid $159 million and $214 million, respectively, for capital expenditures. We received proceeds from the sale of assets of $21 million and paid $14 million for the acquisition of a business during the nine months ended September 30, 2017. During the nine months ended September 30, 2017 and 2016, we received $7 million and nil, respectively, from the termination of cross-currency interest rate contracts.

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was $404 million and $523 million, respectively. The increase in net cash used in financing activities was primarily due to an increase in net repayments of our revolving loan facility and net repayments of long‑term debt during the 2017 period as compared with the 2016 period and proceeds from the IPO of our former P&A Business.

Free cash flow from continuing operations for the nine months ended September 30, 2017 and 2016 were cash proceeds of $404 million and $523 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding merger and acquisition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	September 30,	December 31,	Increase	Percent
	2017	2016	(Decrease)	Change
Cash and cash equivalents	$440	$385	$55	14%
Restricted cash	11	11	—	—
Accounts and notes receivable, net	1,247	1,183	64	5%
Inventories	1,084	918	166	18%
Prepaid expenses	47	49	(2)	(4)%
Other current assets	193	232	(39)	(17)%
Current assets held for sale(1)	2,745	777	1,968	253%
Total current assets	5,767	3,555	2,212	62%
Accounts payable	891	790	101	13%
Accrued liabilities	537	471	66	14%
Current portion of debt	29	50	(21)	(42)%
Current liabilities held for sale(1)	1,633	467	1,166	250%
Total current liabilities	3,090	1,778	1,312	74%
Working capital	$2,677	$1,777	$900	51%

(1)

The assets and liabilities held for sale are classified as current as of September 30, 2017 because it is probable that the sale of the remaining 75% interest in Venator ordinary shares will occur and proceeds will be collected within one year.

Our working capital increased by $900 million as a result of the net impact of the following significant changes:

•	The increase in cash and cash equivalents of $55 million resulted from the matters identified on our condensed consolidated statements of cash flows.

•	Accounts and notes receivable increased by $64 million mainly due to higher revenues in the three months ended September 30, 2017 compared to the three months ended December 31, 2016.

•	Inventories increased by $166 million primarily due to higher inventory volumes and higher raw material costs.

•	Accounts payable increased by $101 million primarily due to higher purchases consistent with the higher inventory balances.

•

Accrued liabilities increased by $66 million primarily due to an increase in income taxes payable. We recorded an additional income tax liability of approximately $45 million related to our tax gain on the Venator IPO proceeds, net of separation costs and IPO expenses.

•	Current portion of debt decreased by $21 million primarily due to the repayment of amortization payments on our 2015 Extended Term Loan B, our 2021 Term Loan B, and our 2023 Term Loan B.

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

SHORT-TERM AND LONG-TERM LIQUIDITY

We depend upon our cash, Senior Credit Facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2017, we had $1,211 million of combined cash and unused borrowing capacity, consisting of $451 million in cash and restricted cash, $642 million in availability under our Revolving Facility, and $118 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $171 million for the nine months ended September 30, 2017, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•

During 2017, we expect to spend approximately $290 million on capital expenditures, net of reimbursements. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities. We expect to fund this spending with cash provided by operations.

•

During the nine months ended September 30, 2017, we made contributions to our pension and postretirement benefit plans related to continuing operations of $80 million. During the remainder of 2017, we expect to contribute an additional amount of approximately $17 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2017, we had $59 million of accrued restructuring costs from continuing operations, of which $19 million is classified as current. For further discussion of these plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

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

•

On October 27, 2017, we announced the mutual termination of the Merger Agreement with Clariant. For the nine months ended September 30, 2017 we have incurred $18 million of merger related costs. We estimate that we will have incurred approximately $30 million in merger-related costs through termination.  For more information regarding the merger, see “Note 1. General—Recent Developments—Termination of Huntsman and Clariant Merger Agreement” to our condensed consolidated financial statements.

•	During the nine months ended September 30, 2017, we received a cash benefit of approximately $90 million related to overpayments of prior year tax payments.

•

On October 25, 2017, we made an early prepayment of $100 million on our 2023 Term Loan B from existing cash. See “Note 7. Debt—Direct and Subsidiary Debt —A/R Programs” to our condensed consolidated financial statements.

•	We are planning to monetize our investment in Venator and expect to use the net proceeds to first repay indebtedness, and thereafter for other corporate purposes.

As of September 30, 2017, we had $29 million classified as current portion of debt, including scheduled Senior Credit Facilities amortization payments totaling $1 million, debt at our variable interest entities of $20 million, and certain other short‑term facilities and scheduled amortization payments totaling $8 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of September 30, 2017, we had approximately $388 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non‑U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations or to repatriate cash as repayments of intercompany debt. If foreign cash was repatriated as a dividend instead of repayment of intercompany debt, the dividend could be subject to U.S. federal and state income taxes without any offsetting foreign tax credit relief. At present, we estimate that we will generate sufficient cash in our U.S. operations, together with the payments of intercompany debt, to meet our cash needs in the U.S and we do not expect to repatriate cash to the U.S. as a dividend. Cash held by certain foreign subsidiaries, including our variable interest entities, may also be subject to legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

CAPITAL RESOURCES

Venator is commissioning a new production facility in Augusta, Georgia for the synthesis of iron oxide pigments, which was purchased from Rockwood. During commissioning, the facility has experienced delays producing products at the expected specifications and quantities, raising questions regarding the capabilities of the Augusta technology. Based on the facility’s performance during the commissioning process, it was concluded that production capacity at Venator’s Augusta facility will be substantially lower than originally anticipated. On February 6, 2017, Huntsman filed a lawsuit against Rockwood, Albemarle Corporation (as Rockwood’s successor) and certain former Rockwood executives to recover damage for fraud and breach of contract involving the Augusta technology. Venator is not party to the suit.

RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

For a discussion of restructuring plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2017, we had approximately $81 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is now included in our consolidated results. See “Note 5. Variable Interest Entities” to our condensed consolidated financial statements. The notional amount of the swap as of September 30, 2017 was $16 million, and the interest rate contract is not designated as a cash flow hedge. As of September 30, 2017, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the nine months ended September 30, 2017 and 2016, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap is designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we will receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). In August 2017, we terminated these cross-currency interest rate contracts and received $7 million from the counterparties.

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

Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income on our condensed consolidated statements of comprehensive income. From time to time, we review such designation of intercompany loans.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2017, we have designated approximately €505 million (approximately $592 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2017, the amount of loss recognized on the hedge of our net investment was $85 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of September 30, 2017. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Texas Emissions Penalties

On August 17, 2017, we were informed by the TCEQ that we would be assessed a penalty of $104,128 in connection with eight alleged unauthorized air emission events dating back to November 2015. We anticipate that the order will become final upon approval by the TCEQ commissioners in 2018.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2017.

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
July	892	$25.94	—	$50,000,000
August	—	—	—	50,000,000
September	2,760	26.90	—	50,000,000
Total	3,652	$26.67	—

(1)

On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. No shares were repurchased under our publicly announced stock repurchase program during the three months ended September 30, 2017.

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

Dated: October 30, 2017	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)