Form 10-Q
period 2018-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2018-05-01
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Huntsman Corporation	☐
Huntsman International LLC	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

On April 19, 2018, 239,180,054 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED MARCH 31, 2018

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2018

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward‑looking statements contained in or contemplated by this report. Any forward‑looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$444	$470
Restricted cash(a)	9	11
Accounts and notes receivable (net of allowance for doubtful accounts of $27 and $25, respectively), ($415 and $334 pledged as collateral, respectively)(a)	1,374	1,256
Accounts receivable from affiliates	33	27
Inventories(a)	1,203	1,073
Prepaid expenses	69	60
Other current assets(a)	193	202
Current assets held for sale	3,060	2,880
Total current assets	6,385	5,979
Property, plant and equipment, net(a)	3,117	3,098
Investment in unconsolidated affiliates	284	266
Intangible assets, net(a)	55	56
Goodwill	141	140
Deferred income taxes	212	208
Other noncurrent assets(a)	509	497
Total assets	$10,703	$10,244

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$961	$946
Accounts payable to affiliates	32	18
Accrued liabilities(a)	533	569
Current portion of debt(a)	36	40
Current liabilities held for sale	1,721	1,692
Total current liabilities	3,283	3,265
Long-term debt(a)	2,298	2,258
Deferred income taxes	269	264
Other noncurrent liabilities(a)	1,084	1,086
Total liabilities	6,934	6,873
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 254,124,395 and 252,759,715 shares issued and 239,831,871 and 240,213,606 shares outstanding, respectively	3	3
Additional paid-in capital	3,939	3,889
Treasury stock, 14,292,523 and 12,607,223 shares, respectively	(201)	(150)
Unearned stock-based compensation	(26)	(15)
Retained earnings	393	161
Accumulated other comprehensive loss	(1,198)	(1,268)
Total Huntsman Corporation stockholders’ equity	2,910	2,620
Noncontrolling interests in subsidiaries	859	751
Total equity	3,769	3,371
Total liabilities and equity	$10,703	$10,244

(a)

At March 31, 2018 and December 31, 2017, respectively, $13 and $15 of cash and cash equivalents, $9 and $11 of restricted cash, $38 and $35 of accounts and notes receivable (net), $52 and $46 of inventories, $7 each of other current assets, $265 and $283 of property, plant and equipment (net), $10 each of intangible assets (net), $57 and $43 of other noncurrent assets, $91 and $109 of accounts payable, $32 each of accrued liabilities, $22 and $21 of current portion of debt, $83 and $86 of long‑term debt, and $99 and $98 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months
	ended
	March 31,
	2018	2017
Revenues:
Trade sales, services and fees, net	$2,255	$1,891
Related party sales	40	41
Total revenues	2,295	1,932
Cost of goods sold	1,755	1,542
Gross profit	540	390
Operating expenses:
Selling, general and administrative	192	192
Research and development	38	34
Restructuring, impairment and plant closing costs	2	9
Other operating expense (income), net	12	(7)
Total operating expenses	244	228
Operating income	296	162
Interest expense	(27)	(48)
Equity in income of investment in unconsolidated affiliates	13	—
Other income, net	7	4
Income from continuing operations before income taxes	289	118
Income tax expense	(53)	(19)
Income from continuing operations	236	99
Income (loss) from discontinued operations, net of tax	114	(7)
Net income	350	92
Net income attributable to noncontrolling interests	(76)	(16)
Net income attributable to Huntsman Corporation	$274	$76

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.66	$0.35
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.48	(0.03)
Net income attributable to Huntsman Corporation common stockholders	$1.14	$0.32
Weighted average shares	240.8	237.4

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.65	$0.34
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.46	(0.03)
Net income attributable to Huntsman Corporation common stockholders	$1.11	$0.31
Weighted average shares	245.9	242.5

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$160	$83
Income (loss) from discontinued operations, net of tax	114	(7)
Net income	$274	$76
Dividends per share	$0.1625	$0.125

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2018	2017
Net income	$350	$92
Other comprehensive income, net of tax:
Foreign currency translations adjustments	87	77
Pension and other postretirement benefits adjustments	25	18
Other, net	(9)	2
Other comprehensive income, net of tax	103	97
Comprehensive income	453	189
Comprehensive income attributable to noncontrolling interests	(83)	(18)
Comprehensive income attributable to Huntsman Corporation	$370	$171

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
						Retained	Accumulated
	Shares		Additional		Unearned	earnings	other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	(accumulated	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	deficit)	loss	subsidiaries	equity
Balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$751	$3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Revised balance January 1, 2018	240,213,606	3	3,889	(150)	(15)	171	(1,278)	751	3,371
Net income	—	—	—	—	—	274	—	76	350
Other comprehensive income	—	—	—	—	—	—	80	23	103
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	985,493	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(253,345)	—	—	—	—	(11)	—	—	(11)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Stock options exercised	571,417	—	7	—	—	(2)	—	—	5
Treasury stock repurchased	(1,685,300)	—	—	(51)	—	—	—	—	(51)
Disposition of a portion of P&A Business	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of P&A Business	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	—	—	—	27	27
Dividends declared on common stock	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2018	239,831,871	$3	$3,939	$(201)	$(26)	$393	$(1,198)	$859	$3,769

Balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$180	$1,467
Net income	—	—	—	—	—	76	—	16	92
Other comprehensive income	—	—	—	—	—	—	95	2	97
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,158,884	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(343,712)	—	—	—	—	(8)	—	—	(8)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	2	2
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock options exercised	967,397	—	30	—	—	(13)	—	—	17
Dividends declared on common stock	—	—	—	—	—	(30)	—	—	(30)
Balance, March 31, 2017	238,152,916	$3	$3,504	$(150)	$(29)	$(300)	$(1,576)	$197	$1,649

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2018	2017
Operating Activities:
Net income	$350	$92
Less: (Income) loss from discontinued operations, net of tax	(114)	7
Income from continuing operations	236	99
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(13)	—
Depreciation and amortization	82	76
Loss on disposal of businesses/assets, net	2	—
Noncash interest expense	—	4
Noncash restructuring and impairment charges	2	—
Deferred income taxes	2	8
Noncash loss (gain) on foreign currency transactions	5	(4)
Stock-based compensation	8	9
Other, net	—	(12)
Changes in operating assets and liabilities:
Accounts and notes receivable	(104)	(55)
Inventories	(105)	(109)
Prepaid expenses	(8)	(2)
Other current assets	15	(14)
Other noncurrent assets	1	(7)
Accounts payable	36	83
Accrued liabilities	(42)	(16)
Other noncurrent liabilities	(6)	10
Net cash provided by operating activities from continuing operations	111	70
Net cash provided by operating activities from discontinued operations	52	23
Net cash provided by operating activities	163	93

Investing Activities:
Capital expenditures	(55)	(51)
Acquisition of a business, net of cash acquired	(14)	—
Other, net	—	4
Net cash used in investing activities from continuing operations	(69)	(47)
Net cash (used in) provided by investing activities from discontinued operations	(67)	24
Net cash used in investing activities	(136)	(23)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2018	2017
Financing Activities:
Net repayments on overdraft facilities	$(1)	$—
Repayments of short-term debt	(2)	(6)
Borrowings on short-term debt	2	2
Repayments of long-term debt	(4)	(7)
Proceeds from issuance of long-term debt	—	8
Repayments of notes payable	(9)	(5)
Dividends paid to noncontrolling interests	(18)	(3)
Contribution from noncontrolling interests	—	2
Dividends paid to common stockholders	(39)	(30)
Repurchase and cancellation of stock awards	(11)	(8)
Proceeds from issuance of common stock	5	17
Repurchase of common stock	(51)	—
Proceeds from the secondary offering of P&A Business	44	—
Cash paid for expenses of the secondary offering of P&A Business	(2)	—
Other, net	—	(1)
Net cash used in financing activities	(86)	(31)
Effect of exchange rate changes on cash	16	5
(Decrease) increase in cash, cash equivalents and restricted cash	(43)	44
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	481	396
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29
Cash, cash equivalents and restricted cash at end of period	$676	$469

Supplemental cash flow information:
Cash paid for interest	$31	$36
Cash paid for income taxes	41	8

As of March 31, 2018 and 2017, the amount of capital expenditures in accounts payable was $32 million and $47 million, respectively. In addition, as of March 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business was $19 million and $15 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$444	$468
Restricted cash(a)	9	11
Accounts and notes receivable (net of allowance for doubtful accounts of $27 and $25, respectively), ($415 and $334 pledged as collateral, respectively)(a)	1,374	1,255
Accounts receivable from affiliates	393	373
Inventories(a)	1,203	1,073
Prepaid expenses	68	59
Other current assets(a)	196	204
Current assets held for sale	3,060	2,880
Total current assets	6,747	6,323
Property, plant and equipment, net(a)	3,115	3,095
Investment in unconsolidated affiliates	284	266
Intangible assets, net(a)	55	56
Goodwill	141	140
Deferred income taxes	212	208
Other noncurrent assets(a)	511	497
Total assets	$11,065	$10,585

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$961	$946
Accounts payable to affiliates	89	70
Accrued liabilities(a)	531	566
Notes payable to affiliates	100	100
Current portion of debt(a)	36	40
Current liabilities held for sale	1,721	1,692
Total current liabilities	3,438	3,414
Long-term debt(a)	2,298	2,258
Notes payable to affiliates	702	742
Deferred income taxes	271	265
Other noncurrent liabilities(a)	1,077	1,072
Total liabilities	7,786	7,751
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,639	3,616
Accumulated deficit	(28)	(270)
Accumulated other comprehensive loss	(1,191)	(1,263)
Total Huntsman International LLC members’ equity	2,420	2,083
Noncontrolling interests in subsidiaries	859	751
Total equity	3,279	2,834
Total liabilities and equity	$11,065	$10,585

(a)

At March 31, 2018 and December 31, 2017, respectively, $13 and $15 of cash and cash equivalents, $9 and $11 of restricted cash, $38 and $35 of accounts and notes receivable (net), $52 and $46 of inventories, $7 each of other current assets, $265 and $283 of property, plant and equipment (net), $10 each of intangible assets (net), $57 and $43 of other noncurrent assets, $91 and $109 of accounts payable, $32 each of accrued liabilities, $22 and $21 of current portion of debt, $83 and $86 of long‑term debt, and $99 and $98 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months
	ended
	March 31,
	2018	2017
Revenues:
Trade sales, services and fees, net	$2,255	$1,891
Related party sales	40	41
Total revenues	2,295	1,932
Cost of goods sold	1,754	1,540
Gross profit	541	392
Operating expenses:
Selling, general and administrative	191	190
Research and development	38	34
Restructuring, impairment and plant closing costs	2	9
Other operating expense (income), net	12	(6)
Total operating expenses	243	227
Operating income	298	165
Interest expense	(32)	(51)
Equity in income of investment in unconsolidated affiliates	13	—
Other income, net	6	4
Income from continuing operations before income taxes	285	118
Income tax expense	(52)	(19)
Income from continuing operations	233	99
Income (loss) from discontinued operations, net of tax	114	(8)
Net income	347	91
Net income attributable to noncontrolling interests	(76)	(16)
Net income attributable to Huntsman International LLC	$271	$75

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2018	2017
Net income	$347	$91
Other comprehensive income, net of tax:
Foreign currency translations adjustment	85	77
Pension and other postretirement benefits adjustments	25	20
Other, net	(5)	2
Other comprehensive income, net of tax	105	99
Comprehensive income	452	190
Comprehensive income attributable to noncontrolling interests	(83)	(18)
Comprehensive income attributable to Huntsman International LLC	$369	$172

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity		Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit	loss	subsidiaries	equity
Balance, January 1, 2018	2,728	$3,616	$(270)	$(1,263)	$751	$2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Revised balance January 1, 2018	2,728	3,616	(260)	(1,273)	751	2,834
Net income	—	—	271	—	76	347
Dividends paid to parent	—	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	82	23	105
Contribution from parent	—	7	—	—	—	7
Disposition of a portion of P&A Business	—	18	—	—	—	18
Costs of the secondary offering of P&A Business	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	(18)	(18)
Balance, March 31, 2018	2,728	$3,639	$(28)	$(1,191)	$859	$3,279

Balance, January 1, 2017	2,728	$3,226	$(779)	$(1,691)	$180	$936
Net income	—	—	75	—	16	91
Dividends paid to parent	—	—	(30)	—	—	(30)
Other comprehensive income	—	—	—	97	2	99
Contribution from parent	—	9	—	—	—	9
Contribution from noncontrolling interests	—	—	—	—	2	2
Dividends paid to noncontrolling interests	—	—	—	—	(3)	(3)
Balance, March 31, 2017	2,728	$3,235	$(734)	$(1,594)	$197	$1,104

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2018	2017
Operating Activities:
Net income	$347	$91
Less: (Income) loss from discontinued operations, net of tax	(114)	8
Income from continuing operations	233	99
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(13)	—
Depreciation and amortization	81	74
Loss on disposal of businesses/assets, net	2	—
Noncash interest expense	5	7
Noncash restructuring and impairment charges	2	—
Deferred income taxes	2	8
Noncash loss (gain) on foreign currency transactions	5	(4)
Noncash compensation	7	8
Other, net	—	(11)
Changes in operating assets and liabilities:
Accounts and notes receivable	(105)	(55)
Inventories	(105)	(109)
Prepaid expenses	(8)	(2)
Other current assets	14	(14)
Other noncurrent assets	1	(7)
Accounts payable	31	80
Accrued liabilities	(42)	(17)
Other noncurrent liabilities	(5)	11
Net cash provided by operating activities from continuing operations	105	68
Net cash provided by operating activities from discontinued operations	52	22
Net cash provided by operating activities	157	90

Investing Activities:
Capital expenditures	(55)	(51)
Acquisition of a business, net of cash acquired	(14)	—
Increase in receivable from affiliate	(9)	(7)
Other, net	—	5
Net cash used in investing activities from continuing operations	(78)	(53)
Net cash (used in) provided by investing activities from discontinued operations	(67)	24
Net cash used in investing activities	(145)	(29)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2018	2017
Financing Activities:
Net repayments on overdraft facilities	$(1)	$—
Repayments of short-term debt	(2)	(6)
Borrowings on short-term debt	2	2
Repayments of long-term debt	(4)	(7)
Proceeds from issuance of long-term debt	—	8
Repayments of notes payable to affiliate	(40)	(5)
Proceeds from issuance of notes payable to affiliate	—	15
Repayments of notes payable	(9)	—
Dividends paid to noncontrolling interests	(18)	(3)
Contribution from noncontrolling interests	—	2
Dividends paid to parent	(39)	(30)
Proceeds from the secondary offering of P&A Business	44	—
Cash paid for expenses of the secondary offering of P&A Business	(2)	—
Net cash used in financing activities	(69)	(24)
Effect of exchange rate changes on cash	16	5
(Decrease) increase in cash, cash equivalents and restricted cash	(41)	42
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	479	395
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29
Cash, cash equivalents and restricted cash at end of period	$676	$466

Supplemental cash flow information:
Cash paid for interest	$31	$36
Cash paid for income taxes	41	8

As of March 31, 2018 and 2017, the amount of capital expenditures in accounts payable was $32 million and $47 million, respectively. During the three months ended March 31, 2018 and 2017, Huntsman Corporation contributed $7 million and $8 million, respectively, related to stock-based compensation for continuing operations. In addition, as of March 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business after the IPO date was $19 million and $15 million, respectively.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10‑K for the year ended December 31, 2017 for our Company and Huntsman International.

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

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) through an initial public offering (“IPO”) of ordinary shares of Venator Materials PLC (“Venator”), formerly our wholly-owned subsidiary (the “Separation”). Beginning in the third quarter of 2017, we reported the results of the P&A Business as discontinued operations. See “Note 3. Discontinued Operations.” In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We also report the results of these businesses as discontinued operations.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. These reclassifications presented the other components of net periodic pension cost and net periodic postretirement cost within other nonoperating income in accordance with Accounting Standards Update (“ASU”) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We previously presented these amounts within cost of goods sold and selling, general and administrative expenses. See “Note 2. Recently Issued Pronouncements.”

Recent Developments

Demilec Acquisition

On April 23, 2018, we acquired Demilec (USA) Inc. and Demilec Inc. (collectively, “Demilec”) for approximately $350 million, subject to customary working capital adjustments, in an all-cash transaction (“Demilec Acquisition”), which was funded from our revolving facility (“Revolving Facility”) and our U.S. accounts receivable securitization program (“U.S. A/R Program”). Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business will be integrated into our Polyurethanes segment. The Demilec Acquisition is aligned with our Company’s stated strategy to grow its downstream polyurethanes business and leverage its global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets. The preliminary purchase price allocation is in its early stages, and all items are pending valuation.

Share Repurchase Program

On February 7, 2018, our Board of Directors authorized our Company to repurchase up to an additional $400 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. During the three months ended March 31, 2018, we repurchased 1,685,300 shares of our common stock for approximately $51 million under the repurchase program. From April 1, 2018 through April 19, 2018, we repurchased an additional 1,822,315 shares of our common stock for approximately $52 million. See “Note 12. Huntsman Corporation Stockholders’ Equity.”

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),  clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow‑Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively. On January 1, 2018, we adopted the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 to all current revenue contracts using the modified retrospective approach, and the initial adoption of these amendments did not have an impact on our condensed consolidated financial statements. As a result of the adoption of these amendments, we revised our accounting policy for revenue recognition as detailed in “Note 10. Revenue Recognition,” and, except for the changes noted in “Note 10. Revenue Recognition,” no material changes have been made to our significant accounting policies disclosed in “Note 2. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K, filed on February 23, 2018, for the year ended December 31, 2017.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. On January 1, 2018, we adopted the amendments in ASU No. 2016‑01 and upon transition recorded a cumulative-effect adjustment of approximately $10 million, net of tax, relating to prior years’ changes in fair value of equity investments from other comprehensive income to retained earnings. Beginning in the first quarter of 2018, we also started recognizing the current period change in fair value of equity investments in net income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify and include specific guidance to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We adopted the amendments in this ASU effective January 1, 2018, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning‑of‑period and end‑of‑period total amounts shown on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The amendments in this ASU were applied using a retrospective transition method to each period presented. We adopted the amendments in this ASU effective January 1, 2018, and the initial adoption of the amendments in this ASU did not have a significant impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. We adopted the amendments in this ASU effective January 1, 2018, and the initial adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. We adopted the amendments in this ASU effective January 1, 2018, which impacted the presentation of our condensed consolidated financial statements. Our previous presentation of service cost components was consistent with the amendments in this ASU. However, we now present the other components within other income, net, whereas we previously presented these within cost of goods sold and selling, general and administrative expenses.

Accounting Pronouncements Pending Adoption in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, providing an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in these ASUs is permitted for all entities. Reporting entities are required to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of the amendments in this ASU on our condensed consolidated financial statements and believe, based on our preliminary assessment, that we will record significant additional right-to-use assets and lease obligations.

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

3. DISCONTINUED OPERATIONS

In 2017, we separated the P&A Business and conducted both an IPO and a secondary offering of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. On January 3, 2018, the underwriters purchased an additional 1,948,955 Venator ordinary shares pursuant to the exercise of the underwriters’ option to purchase additional shares. All of the ordinary shares offered in the IPO and the secondary offering were sold by Huntsman, and Venator did not receive any proceeds from the offerings. As of March 31, 2018, we retained approximately 53% ownership in Venator. We intend to monetize our retained ownership in Venator at prevailing market conditions and expect to conduct multiple follow-on capital market or block transactions to permit the orderly distribution of our retained shares.

In August 2017, we entered into a separation agreement, a transition services agreement (“TSA”) and a registration rights agreement with Venator to effect the Separation and provide a framework for a short term set of transition services as well as a tax matters agreement and an employee matters agreement. Pursuant to the TSA, we will, for a limited time following the Separation, provide Venator with certain services and functions that the parties have historically shared. We may also provide Venator with additional services that Venator and Huntsman may identify from time to time in the future. In general, the services began following the Separation and cover a period not expected to exceed 24 months; however, Venator may terminate individual services provided by us under the TSA early, as it becomes able to operate its business without such services.

The following table summarizes the major classes of assets and liabilities constituting assets and liabilities held for sale (dollars in millions):

	March 31,	December 31,
	2018	2017
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$439	$380
Inventories	482	454
Other current assets	311	318
Property, plant and equipment, net	1,534	1,424
Deferred income taxes	153	158
Other noncurrent assets	141	146
Total assets held for sale	$3,060	$2,880
Carrying amounts of major classes of liabilities in held for sale:
Accounts payable	$387	$385
Accrued liabilities	249	236
Other current liabilities	19	25
Long term debt	747	746
Other noncurrent liabilities	319	300
Total liabilities held for sale	$1,721	$1,692

(1)

The assets and liabilities held for sale are classified as current as of March 31, 2018 and December 31, 2017 because it is probable that the sale of our controlling financial interest in Venator ordinary shares will occur and proceeds will be collected within one year.

The following table summarizes major classes of line items constituting pretax and after-tax income of discontinued operations (dollars in millions):

Huntsman Corporation

	March 31,
	2018	2017
Major classes of line items constituting pretax income (loss) of discontinued operations:
Trade sales, services and fees, net	$627	$543
Cost of goods sold	476	470
Selling, general and administrative	51	40
Restructuring, impairment and plant closing costs	9	27
Business separation expenses	—	9
Interest expense	9	—
Other operating income, net	(50)	—
Other (income) loss, net	(2)	1
Income (loss) from discontinued operations before income taxes	134	(4)
Income tax expense	(20)	(3)
Income (loss) from discontinued operations, net of tax	114	(7)
Net income attributable to noncontrolling interests	(2)	(3)
Net income (loss) attributable to discontinued operations	$112	$(10)

Huntsman International

	March 31,
	2018	2017
Major classes of line items constituting pretax income (loss) of discontinued operations:
Trade sales, services and fees, net	$627	$543
Cost of goods sold	476	471
Selling, general and administrative	51	40
Restructuring, impairment and plant closing costs	9	27
Business separation expenses	—	9
Interest expense	9	—
Other operating income, net	(50)	—
Other (income) loss, net	(2)	1
Income (loss) from discontinued operations before income taxes	134	(5)
Income tax expense	(20)	(3)
Income (loss) from discontinued operations, net of tax	114	(8)
Net income attributable to noncontrolling interests	(2)	(3)
Net income (loss) attributable to discontinued operations	$112	$(11)

4. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2018	2017
Raw materials and supplies	$240	$189
Work in progress	50	48
Finished goods	972	897
Total	1,262	1,134
LIFO reserves	(59)	(61)
Net inventories	$1,203	$1,073

For both March 31, 2018 and December 31, 2017, approximately 13% and 12% of inventories were recorded using the LIFO cost method, respectively.

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

•

Sasol‑Huntsman is our 50%-owned joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. The joint venture uses our technology and expertise, and at the time of the last reconsideration event, we took on a disproportionate amount of risk of loss due to a related‑party loan to Sasol‑Huntsman for which we assumed the default risk.

Creditors of these entities have no recourse to our general credit. See “Note 7. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at March 31, 2018, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of March 31, 2018 and our consolidated balance sheet as of December 31, 2017 (dollars in millions):

	March 31,	December 31,
	2018	2017
Current assets	$120	$114
Property, plant and equipment, net	265	283
Other noncurrent assets	134	116
Deferred income taxes	33	33
Intangible assets	10	10
Goodwill	15	14
Total assets	$577	$570
Current liabilities	$144	$163
Long-term debt	83	86
Deferred income taxes	13	12
Other noncurrent liabilities	99	98
Total liabilities	$339	$359

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2018 and 2017 are as follows (dollars in millions):

	Three months
	ended
	March 31,
	2018	2017
Revenues	$37	$31
Income from continuing operations before income taxes	9	4
Net cash provided by operating activities	15	12

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of March 31, 2018 and December 31, 2017, accrued restructuring costs of continuing operations by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions(1)	decommissioning	termination costs	costs	Total(2)
Accrued liabilities as of January 1, 2018	$5	$2	$41	$5	$53
2018 credits for 2017 and prior initiatives	—	—	—	(5)	(5)
2018 charges for 2018 initiatives	—	—	—	5	5
2018 (credits) payments for 2017 and prior initiatives	(1)	(1)	(1)	5	2
2018 payments for 2018 initiatives	—	—	—	(1)	(1)
Foreign currency effect on liability balance	1	—	2	—	3
Accrued liabilities as of March 31, 2018	$5	$1	$42	$9	$57

(1)	The workforce reduction reserves relate to the termination of 125 positions, of which 81 positions had not been terminated as of March 31, 2018.

(2)	Accrued liabilities by initiatives were as follows (dollars in millions):

	March 31,	December 31,
	2018	2017
2016 and prior initiatives	$51	$51
2017 initiatives	2	2
2018 initiatives	4	—
Total	$57	$53

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and other	Total
Accrued liabilities as of January 1, 2018	$1	$1	$3	$47	$1	$53
2018 credits for 2017 and prior initiatives	—	—	—	(5)	—	(5)
2018 charges for 2018 initiatives	—	—	—	—	5	5
2018 (credits) payments for 2017 and prior initiatives	(1)	—	—	3	—	2
2018 payments for 2018 initiatives	—	—	—	—	(1)	(1)
Foreign currency effect on liability balance	—	—	1	2	—	3
Accrued liabilities as of March 31, 2018	$—	$1	$4	47	$5	$57

Current portion of restructuring reserves	$—	$1	$1	$7	$5	$14
Long-term portion of restructuring reserves	—	—	3	40	—	43

Details with respect to cash and noncash restructuring charges from continuing operations for the three months ended March 31, 2018 and 2017 by initiative are provided below (dollars in millions):

Three months
ended
March 31, 2018
Cash charges:
2018 credits for 2017 and prior initiatives	$(5)
2018 charges for 2018 initiatives	5
Pension-related charges	—
Noncash charges:
Accelerated depreciation	—
Other noncash credits	2
Total 2018 Restructuring, Impairment and Plant Closing Costs	$2

Three months
ended
March 31, 2017
Cash charges:
2017 charges for 2016 and prior initiatives	$3
2017 charges for 2017 initiatives	6
Noncash charges:
Accelerated depreciation	1
Other noncash credits	(1)
Total 2017 Restructuring, Impairment and Plant Closing Costs	$9

2018 Restructuring Activities

In September 2011, we implemented a significant restructuring of our Textile Effects segment, including the closure of our production facilities and business support offices in Basel, Switzerland. In connection with this restructuring plan, during the three months ended March 31, 2018, our Textile Effects segment recorded a credit of $5 million related to an installment payment for the sale of land at the Basel, Switzerland site.

2017 Restructuring Activities

In connection with the Textile Effects Restructuring Plan, we recorded restructuring expense of $6 million in the three months ended March 31, 2017 related primarily to workforce reductions.

7. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	March 31,	December 31,
	2018	2017
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	184	180
Senior notes	1,964	1,927
Variable interest entities	105	107
Other	81	84
Total debt	$2,334	$2,298
Total current portion of debt	$36	$40
Long-term portion of debt	2,298	2,258
Total debt	$2,334	$2,298

Huntsman International

	March 31,	December 31,
	2018	2017
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	184	180
Senior notes	1,964	1,927
Variable interest entities	105	107
Other	81	84
Total debt, excluding debt to affiliates	$2,334	$2,298
Total current portion of debt	$36	$40
Long-term portion of debt	2,298	2,258
Total debt, excluding debt to affiliates	$2,334	$2,298
Total debt, excluding debt to affiliates	$2,334	$2,298
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	702	742
Total debt	$3,136	$3,140

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. As of March 31, 2018 and December 31, 2017, the amount of debt issuance costs directly reducing the debt liability was $10 million and $11 million, respectively. We record the amortization of debt issuance costs as interest expense.

Senior Credit Facilities

As of March 31, 2018, our senior credit facilities (“Senior Credit Facilities”) consisted of our Revolving Facility as follows (dollars in millions):

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

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Revolving Facility and $75 million under our U.S. A/R Program. See “Note 1. General—Recent Developments—Demilec Acquisition.”

A/R Programs

Our U.S. A/R Program and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of March 31, 2018 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2020	$250	$90	(3)	Applicable rate plus 0.95%
EU A/R Program	April 2020	€150	€76		Applicable rate plus 1.30%
		(approximately $186)	(approximately $94)

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

(3)	As of March 31, 2018, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of March 31, 2018 and December 31, 2017, $415 million and $334 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Note Payable from Huntsman International to Huntsman Corporation

As of March 31, 2018, we had a loan of $802 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2018 on our condensed consolidated balance sheets. As of March 31, 2018, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

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

If Huntsman International fails to comply with the Leverage Covenant, then we may not have access to liquidity under our Revolving Facility. If Huntsman International fails to comply with the Leverage Covenant at a time when we have uncollateralized loans or letters of credit outstanding under the Revolving Facility, Huntsman International would be in default under the Senior Credit Facilities, and, unless Huntsman International obtained a waiver or forbearance with respect to such default (as to which we can provide no assurance), Huntsman International could be required to pay off the balance of the Senior Credit Facilities in full, and we may not have further access to such facilities.

The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs’ metrics could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Senior Credit Facilities, which could require us to pay off the balance of the Senior Credit Facilities in full and could result in the loss of our Senior Credit Facilities.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2018, we had approximately $126 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is included in our consolidated results. See “Note 5. Variable Interest Entities.” The notional amount of the swap as of March 31, 2018 was $14 million, and the interest rate contract was not designated as a cash flow hedge. As of March 31, 2018, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three months ended March 31, 2018 and 2017, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap was designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we were to receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15 (equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). In August 2017, we terminated these cross-currency interest rate contracts and received $7 million from the counterparties.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2018, we have designated approximately €585 million (approximately $725 million) of euro-denominated debt as a hedge of our net investment. For the three months ended March 31, 2018, the amount of loss recognized on the hedge of our net investment was $24 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

9. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$24	$24	$33	$33
Interest rate contracts	(1)	(1)	(1)	(1)
Long-term debt (including current portion)	(2,334)	(2,483)	(2,298)	(2,483)

The carrying amounts reported in our condensed consolidated balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and December 31, 2017. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	March 31,	for identical	inputs	inputs
Description	2018	assets (Level 1)(2)	(Level 2)(2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$24	$24	$—	$—

Liabilities:
Derivatives:
Interest rate contracts(1)	$(1)	$—	$(1)	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2017	assets (Level 1)(2)	(Level 2)(2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$33	$33	$—	$—

Liabilities:
Derivatives:
Interest rate contracts(1)	$(1)	$—	$(1)	$—

(1)

The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals. There were no material changes to the valuation method or assumptions used to determine the fair value during the current period.

(2)	There were no transfers between Levels 1 and 2 within the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.

The following table shows a reconciliation of beginning and ending balances for the three months ended March 31, 2017 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the three months ended March 31, 2018, there were no instruments categorized as Level 3 within the fair value hierarchy.

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

There were no gains or losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

We also have assets that under certain conditions are subject to measurement at fair value on a non‑recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During each of the three months ended March 31, 2018 and 2017, we recorded charges of nil for the impairment of long‑lived assets.

10. REVENUE RECOGNITION

We generate substantially all of our revenues through sales in the open market and long‑term supply agreements. We recognize revenue when control of the promised goods is transferred to our customers. Control of goods usually passes to the customer at the time shipment is made. Revenue is measured as the amount that reflects the consideration that we expect to be entitled to in exchange for those goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We have elected to account for all shipping and handling activities as fulfillment costs. We have also elected to expense commissions when incurred as the amortization period of the commission asset that we would have otherwise recognized is less than one year.

The following table disaggregates our revenue by major source for the three months ended March 31, 2018 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets
U.S. and Canada	$357	$343	$69	$17	$(8)	$778
Europe	340	108	118	35	(1)	600
Asia Pacific	299	110	68	114	—	591
Rest of world	226	42	24	34	—	326
	$1,222	$603	$279	$200	$(9)	$2,295

Major Product Groupings
MDI urethanes	$1,085					$1,085
MTBE	137					137
Differentiated		$539				539
Upstream		64				64
Specialty			$236			236
Non-specialty			43			43
Textile chemicals and dyes and digital inks				$200		200
Eliminations					$(9)	(9)
	$1,222	$603	$279	$200	$(9)	$2,295

Substantially all of our revenue is generated through product sales in which revenue is recognized at a point in time. At contract inception, we assess the goods and services, if any, promised in our contracts and identify a performance obligation for each promise to transfer to the customer a good or service that is distinct. In substantially all cases, a contract has a single performance obligation to deliver a promised good to the customer. Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment. Further, in determining whether control has transferred, we consider if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.

The amount of consideration we receive and revenue we recognize is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. We allocate the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order or in the sales contract is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances. In order to estimate the applicable variable consideration, we use historical and current trend information to estimate the amount of discounts or rebates to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and included when determining the transaction price have not materially differed. Payment terms vary by business but are generally less than one year. As our standard payment terms are less than one year, we have elected to not assess whether a contract has a significant financing component. In the normal course of business, we do not accept product returns unless the item is defective as manufactured. We establish provisions for estimated returns based on an analysis of historical experience.

11. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three months ended March 31, 2018 and 2017 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$17	$15	$1	$1
Interest cost	20	20	1	1
Expected return on assets	(43)	(38)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	18	18	—	1
Settlement loss	2	—	—	—
Net periodic benefit cost	$12	$13	$1	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$17	$15	$1	$1
Interest cost	20	20	1	1
Expected return on assets	(43)	(38)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	19	19	—	1
Settlement loss	2	—	—	—
Net periodic benefit cost	$13	$14	$1	$1

During the three months ended March 31, 2018 and 2017, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $25 million and $11 million, respectively. During the remainder of 2018, we expect to contribute an additional amount of approximately $73 million to these plans.

12. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018, our Board of Directors authorized our Company to repurchase up to an additional $400 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2018, we repurchased 1,685,300 shares of our common stock for approximately $51 million under the repurchase program. From April 1, 2018 through April 19, 2018, we repurchased an additional 1,822,315 shares of our common stock for approximately $52.

Dividends on Common Stock

During the quarter ended March 31, 2018 we paid dividends of $39 million, or $0.1625 per share, and during the quarter ended March 31, 2017, we paid dividends of $30 million, or $0.125 per share, to common stockholders.

13. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive income (loss) before reclassifications, gross	83	(2)	—	—	81	(7)	74
Tax benefit (expense)	4	—	—	(3)	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	22	—	—	22	—	22
Tax benefit (expense)	—	5	—	(6)	(1)	—	(1)
Net current-period other comprehensive income (loss)	87	25	—	(9)	103	(7)	96
Disposition of a portion of P&A Business	—	—	—	—	—	(16)	(16)
Ending balance, March 31, 2018	$(162)	$(1,164)	$3	$5	$(1,318)	$120	$(1,198)

(a)	Amounts are net of tax of $61 and $65 as of March 31, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $177 and $172 as of March 31, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2017	$(459)	$(1,275)	$4	$23	$(1,707)	$36	$(1,671)
Other comprehensive income before reclassifications, gross	74	—	—	2	76	(2)	74
Tax benefit	3	—	—	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	19	—	—	19	—	19
Tax expense	—	(1)	—	—	(1)	—	(1)
Net current-period other comprehensive income	77	18	—	2	97	(2)	95
Ending balance, March 31, 2017	$(382)	$(1,257)	$4	$25	$(1,610)	$34	$(1,576)

(a)Amounts are net of tax of $97 and $100 as of March 31, 2017 and January 1, 2017, respectively.

(b)Amounts are net of tax of $176 and $177 as of March 31, 2017 and January 1, 2017, respectively.

(c)See table below for details about these reclassifications.

	Three months ended March 31,
	2018	2017
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(4)	(b)
Settlement loss	2	—	(b)
Actuarial loss	23	23	(b)(c)
	22	19	Total before tax
	5	(1)	Income tax benefit (expense)
Total reclassifications for the period	$27	$18	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 11. Employee Benefit Plans.”

(c)	Amounts contain approximately $4 and $5 of actuarial losses related to discontinued operations for the three months ended March 31, 2018 and 2017.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive income (loss) before reclassifications, gross	81	(2)	1	—	80	(7)	73
Tax benefit (expense)	4	—	—	(1)	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	22	—	—	22	—	22
Tax expense	—	5	—	(5)	—	—	—
Net current-period other comprehensive income (loss)	85	25	1	(6)	105	(7)	98
Disposition of a portion of P&A Business	—	—	—	—	—	(16)	(16)
Ending balance, March 31, 2018	$(167)	$(1,149)	$4	$1	$(1,311)	$120	$(1,191)

(a)	Amounts are net of tax of $48 and $51 as of March 31, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $204 and $199 as of March 31, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2017	$(462)	$(1,286)	$4	$17	$(1,727)	$36	$(1,691)
Other comprehensive income before reclassifications, gross	75	—	—	2	77	(2)	75
Tax benefit	2	—	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	21	—	—	21	—	21
Tax expense	—	(1)	—	—	(1)	—	(1)
Net current-period other comprehensive income	77	20	—	2	99	(2)	97
Ending balance, March 31, 2017	$(385)	$(1,266)	$4	$19	$(1,628)	$34	$(1,594)

(a)	Amounts are net of tax of $84 and $86 as of March 31, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $204 and $205 as of both March 31, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended March 31,
	2018	2017
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(4)	(b)
Settlement loss	2	—	(b)
Actuarial loss	23	25	(b)(c)
	22	21	Total before tax
	5	(1)	Income tax benefit (expense)
Total reclassifications for the period	$27	$20	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 11. Employee Benefit Plans.”

(c)	Amounts contain approximately $4 and $5 of actuarial losses related to discontinued operations for the three months ended March 31, 2018 and 2017, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

On July 14, 2014, the Banks demanded that we indemnify them for additional claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the “Wisconsin Litigation”). We denied the Banks’ indemnification demand for the Wisconsin Litigation and have made no accrual with respect to this matter. The stockholders in the Wisconsin Litigation have made essentially the same factual allegations as MatlinPatterson made in the Texas Litigation and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. Stockholder plaintiffs in the Wisconsin Litigation assert claims for misrepresentation and conspiracy to defraud. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and on December 5, 2016, the court dismissed Deutsche Bank for lack of personal jurisdiction, but denied Credit Suisse's motion to dismiss. Subsequently, Credit Suisse asked the court to reconsider its decision or certify its judgment to the Seventh Circuit Court of Appeals for an immediate appeal, which remains pending. Subsequent to discovery, Credit Suisse filed a motion for summary judgment on August 25, 2017, and a decision is pending. The court has suspended the current scheduling order, including the trial date. We denied the Banks’ indemnification demand for both the Texas Litigation and the Wisconsin Litigation.

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

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Ehs Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For both of the three months ended March 31, 2018 and 2017, our capital expenditures for EHS matters totaled $6 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $20 million and $21 million for environmental liabilities for March 31, 2018 and December 31, 2017, respectively. Of these amounts, $6 million was classified as accrued liabilities in each of our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and $14 million and $15 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

West Footscray Remediation

By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. As of March 31, 2018, we had an accrued liability of approximately $14 million related to estimated environmental remediation costs at this site. We can provide no assurance that the authority will not seek to institute additional requirements for the site or that additional costs will not be required for the cleanup.

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

16. STOCK‑BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of March 31, 2018, we were authorized to grant up to 8.2 million shares under the 2016 Stock Incentive Plan. As of March 31, 2018, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2018	2017
Huntsman Corporation compensation cost	$8	$9
Huntsman International compensation cost	7	8

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $4 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.

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

	Three months ended March 31,
	2018		2017
Dividend yield	1.5%		2.4%
Expected volatility	55.2%		56.9%
Risk-free interest rate	2.6%		2.0%
Expected life of stock options granted during the period	5.9	years	5.9	years

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of March 31, 2018 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2018	7,988	$13.99
Granted	479	32.77
Exercised	(715)	10.05
Forfeited	(12)	13.58
Outstanding at March 31, 2018	7,740	15.52	5.9	$108
Exercisable at March 31, 2018	5,919	14.49	5.0	87

The weighted‑average grant‑date fair value of stock options granted during the three months ended March 31, 2018 was $15.38 per option. As of March 31, 2018, there was $13 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was approximately $17 million and $5 million, respectively. Cash received from stock options exercised during the three months ended March 31, 2018 and 2017 was approximately $6 million and $17 million, respectively. The cash tax benefit from stock options exercised during the three months ended March 31, 2018 and 2017 was approximately $3 million and $1 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2018 and 2017, the weighted-average expected volatility rate was 44.3% and 45.0%, respectively, and the weighted average risk-free interest rate was 2.3% and 1.5%, respectively. For the performance share unit awards granted in the three months ended March 31, 2018 and 2017, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of March 31, 2018 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant- Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2018	2,457		$14.93	696	$14.69
Granted	414		35.32	169	32.77
Vested	(699)	(1)	16.71	(328)	14.67
Forfeited	(107)		14.97	(6)	14.41
Nonvested at March 31, 2018	2,065		18.42	531	20.47

(1)

As of March 31, 2018, a total of 473,110 restricted stock units were vested but not yet issued, of which 12,360 vested during the three months ended March 31, 2018. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of March 31, 2018, there was $38 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted‑average period of approximately 2.1 years. The value of share awards that vested during the three months ended March 31, 2018 and 2017 was $22 million and $20 million, respectively.

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

During the three months ended March 31, 2018, we released a valuation allowance of $9 million on certain net deferred tax assets in Luxembourg as a result of changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased income in Luxembourg, our primary treasury center outside of the U.S. During the same period, we recognized $3 million of tax benefit from share-based compensation.

During the three months ended March 31, 2018 and 2017, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits and a corresponding income tax expense of $2 million and $2 million, respectively. Additional increases and decreases in unrecognized tax benefits were offset by cash settlements or decreases in net deferred tax assets and, therefore, did not affect income tax expense.

The U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) establishes new tax laws that affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the creation of the base erosion anti-abuse tax (BEAT); (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (“GILTI”); (5) a new limitation on deductible interest expense; and (6) the repeal of the domestic production activity deduction. We have included the effects of these provisions in our estimated annual effective tax rate for 2018.

Our accounting for the U.S. Tax Reform Act is incomplete as noted in our Form 10-K for the year ended December 31, 2017. We have, so far, been able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and reduction of the net deferred tax liability for the reduction in tax rate. There are also certain items where we made no provisional estimates, such as the impacts on multistate taxes and need for, or changes in, valuation allowances and unrecognized tax positions. We have not made any additional measurement-period adjustments related to these items during the first quarter of 2018 as our computations and analysis are still in process. However, we are continuing to gather additional information and expect to complete our accounting within the prescribed measurement period. Further, we have considered the additional guidance issued by the IRS in various Notices and have concluded that our provisional estimates as of December 31, 2017 would not be materially impacted.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the U.S. Tax Reform Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. As our expectation to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future results of global operations, we have not recorded any potential deferred tax effects related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. We have, however, included an estimated 2018 current GILTI impact in our estimated annual effective tax rate for 2018. We expect to complete our accounting within the prescribed measurement period.

Huntsman Corporation

We recorded income tax expense from continuing operations of $53 million and $19 million for the three months ended March 31, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 18% for the three months ended March 31, 2018. Higher than expected earnings in countries with low tax rates or valuation allowances, stock compensation excess benefits and the release of certain valuation allowances in Luxembourg resulted in a lower effective tax rate through the first quarter of 2018.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $52 million and $19 million for the three months ended March 31, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 18% for the three months ended March 31, 2018. Higher than expected earnings in countries with low tax rates and valuation allowances, stock compensation excess benefits and the release of certain valuation allowances in Luxembourg resulted in a lower effective tax rate through the first quarter of 2018.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months
	ended
	March 31,
	2018	2017
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$160	$83
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$274	$76
Denominator:
Weighted average shares outstanding	240.8	237.4
Dilutive shares:
Stock-based awards	5.1	5.1
Total weighted average shares outstanding, including dilutive shares	245.9	242.5

Additional stock‑based awards of 0.6 million and 2.2 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2018 and 2017, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017 because the effect would be anti‑dilutive.

19. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have four operating segments, which are also our reportable segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. We have organized our business and derived our operating segments around differences in product lines. In connection with the Venator IPO in August 2017, we separated the P&A Business and, beginning in the third quarter of 2017, we reported the results of operations of the P&A Business as discontinued operations in our condensed consolidated financial statements for all periods presented. See “Note 3. Discontinued Operations.”

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

	Three months
	ended
	March 31,
	2018	2017
Revenues:
Polyurethanes	$1,222	$953
Performance Products	603	533
Advanced Materials	279	259
Textile Effects	200	188
Corporate and eliminations	(9)	(1)
Total	$2,295	$1,932

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$261	$144
Performance Products	102	84
Advanced Materials	59	54
Textile Effects	26	21
Corporate and other(2)	(43)	(43)
Total	405	260
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(27)	(48)
Interest expense—discontinued operations	(9)	—
Income tax expense—continuing operations	(53)	(19)
Income tax expense—discontinued operations	(20)	(3)
Depreciation and amortization—continuing operations	(82)	(76)
Depreciation and amortization—discontinued operations	—	(30)
Net income attributable to noncontrolling interests	76	16
Other adjustments:
Business acquisition and integration expenses	(1)	(3)
EBITDA from discontinued operations	143	26
Noncontrolling interest of discontinued operations	(55)	(3)
Certain legal and other settlements and related expenses	(7)	—
Amortization of pension and postretirement actuarial losses	(17)	(19)
Restructuring, impairment and plant closing and transition costs	(3)	(9)
Net income	$350	$92

	Three months
	ended
	March 31,
	2018	2017
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$261	$144
Performance Products	102	84
Advanced Materials	59	54
Textile Effects	26	21
Corporate and other(2)	(40)	(41)
Total	408	262
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(32)	(51)
Interest expense—discontinued operations	(9)	—
Income tax expense—continuing operations	(52)	(19)
Income tax expense—discontinued operations	(20)	(3)
Depreciation and amortization—continuing operations	(81)	(74)
Depreciation and amortization—discontinued operations	—	(30)
Net income attributable to noncontrolling interests	76	16
Other adjustments:
Business acquisition and integration expenses	(1)	(3)
EBITDA from discontinued operations	143	25
Noncontrolling interest of discontinued operations	(55)	(3)
Certain legal and other settlements and related expenses	(7)	—
Amortization of pension and postretirement actuarial losses	(20)	(20)
Restructuring, impairment and plant closing and transition costs	(3)	(9)
Net income	$347	$91

(1)

Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) EBITDA from discontinued operations; (c) noncontrolling interest of discontinued operations; (d) certain legal and other settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment and plant closing and transition costs.

(2)

Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets.

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF HUNTSMAN INTERNATIONAL LLC

The following unaudited condensed consolidating financial statements present, in separate columns, financial information for the following: Huntsman International (on a parent only basis), with its investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis; and the Nonguarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. There are no contractual restrictions limiting transfers of cash from the Guarantors to Huntsman International. Each of the Guarantors is 100% owned by Huntsman International and has fully and unconditionally guaranteed, subject to certain customary release provisions, Huntsman International’s outstanding notes on a joint and several basis.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2018

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
ASSETS
Current assets:
Cash and cash equivalents	$63	$—	$381	$—	$444
Restricted cash	—	—	9	—	9
Accounts and notes receivable, net	29	110	1,229	6	1,374
Accounts receivable from affiliates	971	4,236	589	(5,403)	393
Inventories	118	223	864	(2)	1,203
Prepaid expenses	20	9	46	(7)	68
Other current assets	786	2	175	(767)	196
Current assets held for sale	—	—	3,060	—	3,060
Total current assets	1,987	4,580	6,353	(6,173)	6,747
Property, plant and equipment, net	459	1,101	1,555	—	3,115
Investment in unconsolidated affiliates	6,864	2,691	284	(9,555)	284
Intangible assets, net	25	—	30	—	55
Goodwill	(15)	82	74	—	141
Deferred income taxes	335	—	212	(335)	212
Notes receivable from affiliates	72	582	—	(654)	—
Other noncurrent assets	48	178	286	(1)	511
Total assets	$9,775	$9,214	$8,794	$(16,718)	$11,065
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55	$232	$667	$7	$961
Accounts payable to affiliates	4,206	518	769	(5,404)	89
Accrued liabilities	82	819	404	(774)	531
Note payable to affiliate	100	—	—	—	100
Current portion of debt	13	—	23	—	36
Current liabilities held for sale	—	—	1,721	—	1,721
Total current liabilities	4,456	1,569	3,584	(6,171)	3,438
Long-term debt	1,964	—	334	—	2,298
Notes payable to affiliates	702	—	654	(654)	702
Deferred income taxes	12	186	43	30	271
Other noncurrent liabilities	221	269	587	—	1,077
Total liabilities	7,355	2,024	5,202	(6,795)	7,786
Equity
Huntsman International LLC members’ equity
Members’ equity	3,639	2,210	3,765	(5,975)	3,639
(Accumulated deficit) retained earnings	(28)	3,030	100	(3,130)	(28)
Accumulated other comprehensive (loss) income	(1,191)	1,950	(1,128)	(822)	(1,191)
Total Huntsman International LLC members’ equity	2,420	7,190	2,737	(9,927)	2,420
Noncontrolling interests in subsidiaries	—	—	855	4	859
Total equity	2,420	7,190	3,592	(9,923)	3,279
Total liabilities and equity	$9,775	$9,214	$8,794	$(16,718)	$11,065

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
ASSETS
Current assets:
Cash and cash equivalents	$74	$—	$394	$—	$468
Restricted cash	—	—	11	—	11
Accounts and notes receivable, net	36	94	1,120	5	1,255
Accounts receivable from affiliates	983	4,130	391	(5,131)	373
Inventories	101	210	767	(5)	1,073
Prepaid expenses	21	10	39	(11)	59
Other current assets	783	3	170	(752)	204
Current assets held for sale	—	—	2,880	—	2,880
Total current assets	1,998	4,447	5,772	(5,894)	6,323
Property, plant and equipment, net	461	1,119	1,515	—	3,095
Investment in unconsolidated affiliates	6,364	2,268	266	(8,632)	266
Intangible assets, net	25	—	31	—	56
Goodwill	(14)	82	72	—	140
Deferred income taxes	323	—	208	(323)	208
Notes receivable from affiliates	72	569	—	(641)	—
Other noncurrent assets	52	189	257	(1)	497
Total assets	$9,281	$8,674	$8,121	$(15,491)	$10,585
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74	$214	$652	$6	$946
Accounts payable to affiliates	4,019	485	697	(5,131)	70
Accrued liabilities	89	826	413	(762)	566
Note payable to affiliate	100	—	—	—	100
Current portion of debt	17	—	23	—	40
Current liabilities held for sale	—	—	1,692	—	1,692
Total current liabilities	4,299	1,525	3,477	(5,887)	3,414
Long-term debt	1,927	—	331	—	2,258
Notes payable to affiliates	742	—	642	(642)	742
Deferred income taxes	12	179	33	41	265
Other noncurrent liabilities	218	278	576	—	1,072
Total liabilities	7,198	1,982	5,059	(6,488)	7,751
Equity
Huntsman International LLC members’ equity
Members’ equity	3,616	2,216	3,641	(5,857)	3,616
(Accumulated deficit) retained earnings	(270)	2,749	(116)	(2,633)	(270)
Accumulated other comprehensive (loss) income	(1,263)	1,727	(1,211)	(516)	(1,263)
Total Huntsman International LLC members' equity	2,083	6,692	2,314	(9,006)	2,083
Noncontrolling interests in subsidiaries	—	—	748	3	751
Total equity	2,083	6,692	3,062	(9,003)	2,834
Total liabilities and equity	$9,281	$8,674	$8,121	$(15,491)	$10,585

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED MARCH 31, 2018

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$295	$599	$1,361	$—	$2,255
Related party sales	48	95	295	(398)	40
Total revenues	343	694	1,656	(398)	2,295
Cost of goods sold	286	580	1,289	(401)	1,754
Gross profit	57	114	367	3	541
Selling, general and administrative	58	24	109	—	191
Research and development	12	11	15	—	38
Restructuring, impairment and plant closing costs (credits)	6	—	(4)	—	2
Other operating expense (income), net	16	(3)	(1)	—	12
Operating (expense) income	(35)	82	248	3	298
Interest (expense) income	(33)	6	(5)	—	(32)
Equity in income of investment in affiliates and subsidiaries	284	258	13	(542)	13
Dividend income	43	—	—	(43)	—
Other (expense) income, net	(1)	(1)	8	—	6
Income from continuing operations before income taxes	258	345	264	(582)	285
Income tax benefit (expense)	10	(21)	(41)	—	(52)
Income from continuing operations	268	324	223	(582)	233
Income from discontinued operations, net of tax	3	—	111	—	114
Net income	271	324	334	(582)	347
Net income attributable to noncontrolling interests	—	—	(75)	(1)	(76)
Net income attributable to Huntsman International LLC	$271	$324	$259	$(583)	$271
Net income	$271	$324	$334	$(582)	$347
Other comprehensive income	70	223	118	(306)	105
Comprehensive income attributable to noncontrolling interests	—	—	(83)	—	(83)
Comprehensive income attributable to Huntsman International LLC	$341	$547	$369	$(888)	$369

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME

THREE MONTHS ENDED MARCH 31, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Revenues:
Trade sales, services and fees, net	$247	$526	$1,118	$—	$1,891
Related party sales	57	82	260	(358)	41
Total revenues	304	608	1,378	(358)	1,932
Cost of goods sold	247	527	1,122	(356)	1,540
Gross profit	57	81	256	(2)	392
Selling, general and administrative	49	31	110	—	190
Research and development	11	10	13	—	34
Restructuring, impairment and plant closing costs	1	—	8	—	9
Other operating expense (income), net	3	(15)	6	—	(6)
Operating (expense) income	(7)	55	119	(2)	165
Interest (expense) income	(50)	6	(7)	—	(51)
Equity in income of investment in affiliates and subsidiaries	124	95	1	(220)	—
Dividend income	—	—	1	(1)	—
Other income, net	1	—	3	—	4
Income from continuing operations before income taxes	68	156	117	(223)	118
Income tax benefit (expense)	14	(23)	(10)	—	(19)
Income from continuing operations	82	133	107	(223)	99
Loss from discontinued operations, net of tax	(7)	—	(1)	—	(8)
Net income	75	133	106	(223)	91
Net income attributable to noncontrolling interests	—	—	(16)	—	(16)
Net income attributable to Huntsman International LLC	$75	$133	$90	$(223)	$75
Net income	$75	$133	$106	$(223)	$91
Other comprehensive income	95	122	97	(215)	99
Comprehensive income attributable to noncontrolling interests	—	—	(15)	(3)	(18)
Comprehensive income attributable to Huntsman International LLC	$170	$255	$188	$(441)	$172

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by (used in) operating activities from continuing operations	$171	$22	$(47)	$(41)	$105
Net cash provided by operating activities from discontinued operations	—	—	52	—	52
Net cash provided by operating activities	171	22	5	(41)	157

Investing activities:
Capital expenditures	(5)	(15)	(35)	—	(55)
Cash paid to consolidated affiliates	(70)	(1)	—	71	—
Acquisition of business, net of cash acquired	(15)	—	1	—	(14)
Increase in receivable from affiliate	(9)	—	—	—	(9)
Net cash used in investing activities from continuing operations	(99)	(16)	(34)	71	(78)
Net cash used in investing activities from discontinued operations	—	—	(67)	—	(67)
Net cash used in investing activities	(99)	(16)	(101)	71	(145)

Financing activities:
Net repayments on overdraft facilities	—	—	(1)	—	(1)
Repayments of short-term debt	—	—	(2)	—	(2)
Borrowings on short term debt	—	—	2	—	2
Repayments of long-term debt	—	—	(4)	—	(4)
Repayments of notes payable to affiliate	(40)	—	—	—	(40)
Repayments of notes payable	(4)	—	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	(18)	—	(18)
Contribution from parent	—	1	78	(79)	—
Distribution to parent	—	(7)	—	7	—
Dividends paid to parent	(39)	—	(42)	42	(39)
Proceeds from the secondary offering of P&A Business	—	—	44	—	44
Cash paid for expenses of the secondary offering of P&A Business	—	—	(2)	—	(2)
Net cash (used in) provided by financing activities	(83)	(6)	50	(30)	(69)
Effect of exchange rate changes on cash	—	—	16	—	16
Decrease in cash, cash equivalents and restricted cash	(11)	—	(30)	—	(41)
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	74	—	405	—	479
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	—	238	—	238
Cash, cash equivalents and restricted cash at end of period	$63	$—	$613	$—	$676

.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017

(In Millions)

					Consolidated
	Parent				Huntsman
	Company	Guarantors	Nonguarantors	Eliminations	International LLC
Net cash provided by (used in) operating activities from continuing operations	$65	$16	$(13)	$—	$68
Net cash (used in) provided by operating activities from discontinued operations	(7)	—	29	—	22
Net cash provided by operating activities	58	16	16	—	90

Investing activities:
Capital expenditures	(8)	(9)	(34)	—	(51)
Investment in affiliate	(12)	—	—	12	—
Increase in receivable in affiliate	(7)	—	—	—	(7)
Other, net	—	—	5	—	5
Net cash used in investing activities from continuing operations	(27)	(9)	(29)	12	(53)
Net cash provided by investing activities from discontinued operations	—	—	24	—	24
Net cash used in investing activities	(27)	(9)	(5)	12	(29)

Financing activities:
Repayments of short-term debt	—	—	(6)	—	(6)
Borrowings on short-term debt	—	—	2	—	2
Repayments of long-term debt	(4)	—	(3)	—	(7)
Proceeds from issuance of long-term debt	—	—	8	—	8
Repayments of notes payable to affiliate	(5)	—	—	—	(5)
Proceeds from notes payable to affiliate	15	—	—	—	15
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Contribution from noncontrolling interests	—	—	2	—	2
Contribution from parent	—	—	19	(19)	—
Distribution to parent	—	(7)	—	7	—
Dividends paid to parent	(30)	—	—	—	(30)
Net cash (used in) provided by financing activities	(24)	(7)	19	(12)	(24)
Effect of exchange rate changes on cash	—	—	5	—	5
Increase in cash, cash equivalents and restricted cash	7	—	35	—	42
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	37	—	358	—	395
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	—	29	—	29
Cash, cash equivalents and restricted cash at end of period	$44	$—	$422	$—	$466

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non‑durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy‑based polymer formulations, textile chemicals and dyes. Our revenues for the three months ended March 31, 2018 and 2017 were $2,295 million and $1,932 million, respectively.

Recent Developments

Demilec Acquisition

On April 23, 2018, we completed the Demilec Acquisition for approximately $350 million subject to customary working capital adjustments, in an all-cash transaction, which was funded from our Revolving Facility and our U.S. A/R Program. Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business will be integrated into our Polyurethanes segment. The Demilec Acquisition is aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets. The preliminary purchase price allocation is in its early stages, and all items are pending valuation.

Share Repurchase Program

On February 7, 2018, our Board of Directors authorized our Company to repurchase up to an additional $400 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. During the three months ended March 31, 2018, we repurchased 1,685,300 shares of our common stock for approximately $51 million under the repurchase program. From April 1, 2018 through April 19, 2018, we repurchased an additional 1,822,315 shares of our common stock for approximately $52 million. See “Note 12. Huntsman Corporation Stockholders’ Equity” to our condensed consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Continued favorable supply and demand dynamics
•	Growth in downstream differentiated systems
•	Short-term spike in margins expected to decline
•	MTBE margins remain depressed, but improved compared to the prior year

Performance Products:

•	Continued positive trends in amines, surfactants and maleic anhydride
•	Some margin pressure in upstream intermediates
•	Planned Port Neches maintenance with estimated $15 million EBITDA impact in second quarter of 2018

Advanced Materials:

•	Growth in specialty business year over year

Textile Effects:

•	Solid demand for sustainable solutions continues well into the future
•	Upward pressure on raw material prices (most notably in China), offset by price increases

In 2018, we expect to spend approximately $325 million on capital expenditures.

We expect our long term adjusted effective tax rate will be approximately 23% to 25%. We believe our 2018 adjusted effective tax rate will range between 20% and 22%, prior to the tax impact of any potential release of valuation allowances in Switzerland and the U.K. Based upon the separation of our P&A Business from our U.K. combined group and the trend in profitability in our Polyurethanes business in the U.K., we anticipate that by mid to late 2018 our cumulative profitability will result in a release of valuation allowances on certain net deferred tax assets in the U.K. Because there will be limitations on utilization of these net operating losses (“NOLs”), we currently estimate an associated partial valuation allowance release of approximately $20 million during 2018. In addition, based upon the positive trend in profitability in our Advanced Materials and Textile Effects businesses in Switzerland, we anticipate that by mid to late 2018 our cumulative profitability will result in a release of valuation allowances on certain net deferred tax assets in Switzerland. Given Switzerland’s limited seven year carryover of NOLs, we expect that some of our losses will expire unused. Therefore, relating to these Swiss NOLs, we currently estimate an associated partial release of valuation allowance of approximately $100 million during 2018.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months
	ended
	March 31,		Percent
	2018	2017	Change
Revenues	$2,295	$1,932	19%
Cost of goods sold	1,755	1,542	14%
Gross profit	540	390	38%
Operating expenses	230	226	2%
Restructuring, impairment and plant closing costs	2	9	(78)%
Other operating expense (income), net	12	(7)	NM
Operating income	296	162	83%
Interest expense	(27)	(48)	(44)%
Equity in income of investment in unconsolidated affiliates	13	—	NM
Other income, net	7	4	75%
Income from continuing operations before income taxes	289	118	145%
Income tax expense	(53)	(19)	179%
Income from continuing operations	236	99	138%
Income (loss) from discontinued operations, net of tax	114	(7)	NM
Net income	350	92	280%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(76)	(16)	375%
Interest expense from continuing operations	27	48	(44)%
Interest expense from discontinued operations	9	—	NM
Income tax expense from continuing operations	53	19	179%
Income tax expense from discontinued operations	20	3	567%
Depreciation and amortization of continuing operations	82	76	8%
Depreciation and amortization of discontinued operations	—	30	(100)%
Other adjustments:
Business acquisition and integration expenses	1	3
EBITDA from discontinued operations	(143)	(26)
Noncontrolling interest of discontinued operations	55	3
Certain legal and other settlements and related expenses	7	—
Amortization of pension and postretirement actuarial losses	17	19
Restructuring, impairment and plant closing and transition costs(4)	3	9
Adjusted EBITDA(1)	$405	$260	56%

Net cash provided by operating activities from continuing operations	$111	$70	59%
Net cash used in investing activities from continuing operations	(69)	(47)	47%
Net cash used in financing activities	(86)	(31)	177%
Capital expenditures from continuing operations	(55)	(51)	8%

Huntsman International

	Three months
	ended
	March 31,		Percent
	2018	2017	Change
Revenues	$2,295	$1,932	19%
Cost of goods sold	1,754	1,540	14%
Gross profit	541	392	38%
Operating expenses	229	224	2%
Restructuring, impairment and plant closing costs	2	9	(78)%
Other operating expense (income), net	12	(6)	NM
Operating income	298	165	81%
Interest expense	(32)	(51)	(37)%
Equity in income of investment in unconsolidated affiliates	13	—	NM
Other income, net	6	4	50%
Income from continuing operations before income taxes	285	118	142%
Income tax expense	(52)	(19)	174%
Income from continuing operations	233	99	135%
Income (loss) from discontinued operations, net of tax	114	(8)	NM
Net income	347	91	281%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(76)	(16)	375%
Interest expense from continuing operations	32	51	(37)%
Interest expense from discontinued operations	9	—	NM
Income tax expense from continuing operations	52	19	174%
Income tax expense from discontinued operations	20	3	567%
Depreciation and amortization of continuing operations	81	74	9%
Depreciation and amortization of discontinued operations	—	30	(100)%
Other adjustments:
Business acquisition and integration expenses	1	3
EBITDA from discontinued operations	(143)	(25)
Noncontrolling interest of discontinued operations	55	3
Certain legal and other settlements and related expenses	7	—
Amortization of pension and postretirement actuarial losses	20	20
Restructuring, impairment and plant closing and transition costs(4)	3	9
Adjusted EBITDA(1)	$408	$262	56%

Net cash provided by operating activities from continuing operations	$105	$68	54%
Net cash used in investing activities from continuing operations	(78)	(53)	47%
Net cash used in financing activities	(69)	(24)	188%
Capital expenditures from continuing operations	(55)	(51)	8%

Huntsman Corporation

	Three months			Three months
	ended			ended
	March 31, 2018			March 31, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$350			$92
Net income attributable to noncontrolling interests			(76)			(16)
Business acquisition and integration expenses	$1	$—	1	$3	$(1)	2
(Income) loss from discontinued operations, net of tax(7)	(143)	29	(114)	(26)	33	7
Noncontrolling interest of discontinued operations	55	—	55	3	—	3
Certain legal and other settlements and related expenses	7	(1)	6	—	—	—
Amortization of pension and postretirement actuarial losses	17	(4)	13	19	(4)	15
Restructuring, impairment and plant closing and transition costs(4)	3	(1)	2	9	(2)	7
Adjusted net income(2)			$237			$110

Weighted average shares-basic			240.8			237.4
Weighted average shares-diluted			245.9			242.5

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.66			$0.35
Income (loss) from discontinued operations			0.48			(0.03)
Net income			$1.14			$0.32

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.65			$0.34
Income (loss) from discontinued operations			0.46			(0.03)
Net income			$1.11			$0.31

Other non-GAAP measures:
Adjusted net income per share(2):
Basic			$0.98			$0.46
Diluted			0.96			0.45

Capital expenditures, net of reimbursements(5)			$(54)			$(51)

Net cash provided by operating activities from continuing operations			$111			$70
Capital expenditures			(55)			(51)
All other investing activities from continuing operations, excluding acquisitions and disposition activities			—			4
Free cash flow(6)			$56			$23

Huntsman International

	Three months			Three months
	ended			ended
	March 31, 2018			March 31, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$347			$91
Net income attributable to noncontrolling interests			(76)			(16)
Business acquisition and integration expenses	$1	$—	1	$3	$(1)	2
(Income) loss from discontinued operations, net of tax(7)	(143)	29	(114)	(25)	33	8
Noncontrolling interest of discontinued operations	55	—	55	3	—	3
Certain legal and other settlements and related expenses	7	(1)	6	—	—	—
Amortization of pension and postretirement actuarial losses	20	(4)	16	20	(4)	16
Restructuring, impairment and plant closing and transition costs(4)	3	(1)	2	9	(2)	7
Adjusted net income(2)			$237			$111

Other non-GAAP measures:
Capital expenditures, net of reimbursements(4)			$(54)			$(51)

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) EBITDA from discontinued operations; (c) noncontrolling interest of discontinued operations; (d) certain legal and other settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income is computed by eliminating the after‑tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition and integration expenses; (b) (income) loss from discontinued operations, net of tax; (c) noncontrolling interest of discontinued operations (d) certain legal and other settlements and related expenses; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

(4)

Includes costs associated with transition activities relating to the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our consolidated statements of operations.

(5)

Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the three months ended March 31, 2018 and 2017, capital expenditures from continuing operations of $55 million and $51 million, respectively, were reimbursed in part by $1 million and nil, respectively, from joint venture partners.

(6)

Our management uses free cash flow to (a) evaluate our liquidity, (b) evaluate strategic investments, (c) plan stock buyback and dividend levels and (d) evaluate our ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. We define free cash flow as net cash flows provided by operating activities from continuing operations and used in investing activities from continuing operations, excluding acquisition/disposition activities and including non-recurring separation costs. Free cash flow is typically derived directly from our condensed consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

(7)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

As discussed in “Note 3. Discontinued Operations” to our condensed consolidated financial statements, the results from continuing operations for all periods presented exclude the results of the former P&A Business and the results of our former polymers, base chemicals and Australian styrenics business. The increase of $198 million in net income attributable to Huntsman Corporation and the increase of $196 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the three months ended March 31, 2018 increased by $363 million, or 19%, as compared with the 2017 period. The increase was primarily due to higher average selling prices in all our segments, except for our Textile Effects segment, and higher sales volumes in all our segments, except for our Advanced Materials segment. See “—Segment Analysis” below.

•

Our gross profit and the gross profit for Huntsman International for the three months ended March 31, 2018 increased by $150 million and $149 million, respectively, or 38% each, as compared with the 2017 period. The increase resulted from higher gross margins in all our segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2018 increased by $4 million and $5 million, respectively, or 2% each, as compared with the 2017 period, primarily related to an increase in research and development costs.

•

Restructuring, impairment and plant closing costs for the three months ended March 31, 2018 decreased to $2 million from $9 million in the 2017 period. For more information concerning restructuring activities, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

•

Our interest expense and the interest expense of Huntsman International for the three months ended March 31, 2018 decreased by $21 million and $19 million, respectively, or 44% and 37%, respectively, as compared with the 2017 period. The decrease was due to the early repayments on our term loans in the 2017 period.

•

Equity in income of investment in unconsolidated affiliates for the three months ended March 31, 2018 was $13 million compared to nil in the 2017 period. The PO/MTBE joint venture with Sinopec, of which we hold a 49% interest, began beneficial commercial operations during the second half of 2017.

•

Our income tax expense for the three months ended March 31, 2018 increased to $53 million from $19 million in the 2017 period, primarily due to increased pre-tax income. The income tax expense of Huntsman International for the three months ended March 31, 2018 increased to $52 million from $19 million in the 2017 period, primarily due to increased pre-tax income. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 17. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of the former P&A Business as discontinued operations. See “Note 3. Discontinued Operations” to our condensed consolidated financial statements. In addition to the former P&A Business, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. Our income from discontinued operations, net of tax for the three months ended March 31, 2018 increased to $114 million from a loss $7 million in the 2017 period. Income from discontinued operations, net of tax of Huntsman International for the three months ended March 31, 2018 increased to $114 million from a loss of $8 million in the 2017 period. The increase was primarily due to Venator’s improved margins primarily as a result from higher average selling prices and higher sales volumes in titanium dioxide.

Segment Analysis

	Three months
	ended
	March 31,		Percent
(Dollars in millions)	2018	2017	Change
Revenues
Polyurethanes	$1,222	$953	28%
Performance Products	603	533	13%
Advanced Materials	279	259	8%
Textile Effects	200	188	6%
Corporate and eliminations	(9)	(1)	NM
Total	$2,295	$1,932	19%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$261	$144	81%
Performance Products	102	84	21%
Advanced Materials	59	54	9%
Textile Effects	26	21	24%
Corporate and other	(43)	(43)	—
Total	$405	$260	56%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$261	$144	81%
Performance Products	102	84	21%
Advanced Materials	59	54	9%
Textile Effects	26	21	24%
Corporate and other	(40)	(41)	2%
Total	$408	$262	56%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 19. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2018 vs 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	15%	7%	(3)%	9%
Performance Products	8%	3%	(8)%	10%
Advanced Materials	2%	7%	2%	(3)%
Textile Effects	(3)%	4%	2%	3%
Total Company	8%	6%	(4)%	9%

	Three months ended March 31, 2018 vs December 31, 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	2%	2%	(5)%	1%
Performance Products	1%	1%	(13)%	28%
Advanced Materials	1%	2%	1%	4%
Textile Effects	1%	1%	(2)%	5%
Total Company	1%	2%	(10)%	11%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased in response to continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI sales volumes increased due to increased demand across most major markets. MTBE sales volumes increased due to increased demand for MTBE. The increase in segment adjusted EBITDA was primarily due to higher MDI margins as well as higher MTBE margins.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended March 31, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to strong market conditions across several of our derivatives businesses and in response to higher raw materials costs. Sales volumes increased in our amines, maleic anhydride and ethylene glycol businesses. The increase in segment adjusted EBITDA was primarily due to higher volumes and margins.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended March 31, 2018, compared to the same period in 2017 was due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. Sales volumes increased across most markets in our core specialty business but were more than offset by lower sales volumes in our wind market due to unfavorable trading conditions. Segment adjusted EBITDA increased due to higher specialty sales volumes and lower fixed costs, partially offset by higher raw material costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended March 31, 2018 compared to the same period of 2017 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased in textile chemicals, particularly in our Asia and South America regions. Average selling prices decreased primarily due to product mix effect, partially offset by the impact of a weaker U.S. dollar against major international currencies. The increase in segment adjusted EBITDA was primarily due to higher sales volumes, lower fixed costs and one-time non-recurring credits of approximately $2 million during the three months ended March 31, 2018.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2018, segment adjusted EBITDA from Corporate and other for Huntsman Corporation remained the same as the same period of 2017, a loss of $43 million. For the three months ended March 31, 2018, segment adjusted EBITDA from Corporate and other for Huntsman International increased by $1 million to a loss of $40 million from a loss of $41 million for the same period of 2017. An increase in LIFO inventory valuation income and a decrease in unallocated corporate overhead were offset by an increase in unallocated foreign currency exchange loss and an increase in losses from benzene sales.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10‑Q.

Cash Flows for the Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Net cash provided by operating activities from continuing operations for the three months ended March 31, 2018 and 2017 was $111 million and $70 million, respectively. The increase in net cash provided by operating activities from continuing operations during the three months ended March 31, 2018 compared with the same period in 2017 was primarily attributable to increased operating income as described in “—Results of Operations” above, partially offset by a $103 million unfavorable variance in operating assets and liabilities for the three months ended March 31, 2018 as compared with the same period of 2017.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2018 and 2017 was $69 million and $47 million, respectively. During the three months ended March 31, 2018 and 2017, we paid $55 million and $51 million, respectively, for capital expenditures. During the three months ended March 31, 2018, we paid $14 million for the acquisition of a business, net of cash acquired.

Net cash used in financing activities for the three months ended March 31, 2018 and 2017 was $86 million and $31 million, respectively. The increase in net cash used in financing activities was primarily due to our repurchase of shares of our common stock under the share repurchase program and increased dividends paid to common stockholders and noncontrolling interests, partially offset by proceeds from the secondary offering of the P&A Business.

Free cash flow from continuing operations for the three months ended March 31, 2018 and 2017 were cash proceeds of $56 million and $23 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding merger and acquisition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	March 31,	December 31,	Increase	Percent
	2018	2017	(Decrease)	Change
Cash and cash equivalents	$444	$470	$(26)	(6)%
Restricted cash	9	11	(2)	(18)%
Accounts and notes receivable, net	1,407	1,283	124	10%
Inventories	1,203	1,073	130	12%
Prepaid expenses	69	60	9	15%
Other current assets	193	202	(9)	(4)%
Current assets held for sale(1)	3,060	2,880	180	6%
Total current assets	6,385	5,979	406	7%
Accounts payable	993	964	29	3%
Accrued liabilities	533	569	(36)	(6)%
Current portion of debt	36	40	(4)	(10)%
Current liabilities held for sale(1)	1,721	1,692	29	2%
Total current liabilities	3,283	3,265	18	1%
Working capital	$3,102	$2,714	$388	14%

(1)

The assets and liabilities held for sale are classified as current as of March 31, 2018 and December 31, 2017 because it is probable that the sale of our controlling financial interest in Venator ordinary shares will occur and proceeds will be collected within one year.

Our working capital increased by $388 million as a result of the net impact of the following significant changes:

•	The decrease in cash, cash equivalents and restricted cash of $28 million resulted from the matters identified on our condensed consolidated statements of cash flows.

•	Accounts and notes receivable increased by $124 million mainly due to higher revenues in the three months ended March 31, 2018 compared to the three months ended December 31, 2017.

•	Inventories increased by $130 million primarily due to seasonally higher inventory volumes and higher raw material costs.

•	Accounts payable increased by $29 million primarily due to higher purchases consistent with the higher inventory balances.

•	Accrued liabilities decreased by $36 million primarily due to the payment of accrued compensation.

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

Short-Term and Long-Term Liquidity

We depend upon our cash, Senior Credit Facilities, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2018, we had $1,249 million of combined cash and unused borrowing capacity, consisting of $453 million in cash and restricted cash, $641 million in availability under our Revolving Facility, and $155 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash invested in our accounts receivable and inventory, net of accounts payable, decreased by approximately $173 million for the three months ended March 31, 2018, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•

During 2018, we expect to spend approximately $325 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities and cost reduction and expansion facilities. We expect to fund this spending with cash provided by operations.

•

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Revolving Facility and $75 million under our U.S. A/R Program. We intend to use available cash, future free cash flow or proceeds from the Venator monetization to reduce these borrowings. See “Note 1. General—Recent Developments—Demilec Acquisition” to our condensed consolidated financial statements.

•

During the three months ended March 31, 2018, we made contributions to our pension and postretirement benefit plans related to continuing operations of $25 million. During the remainder of 2018, we expect to contribute an additional amount of approximately $73 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of March 31, 2018, we had $57 million of accrued restructuring costs from continuing operations, of which $14 million is classified as current. For further discussion of these plans and the costs involved, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

•

The payment of dividends is a business decision made by our Board of Directors from time to time based on our earnings, financial position and prospects, and such other considerations as our Board of Directors considers relevant. Historically, our Board of Directors has declared quarterly cash dividends of $0.125 per share of common stock. On February 7, 2018, the Board of Directors approved an increase to the quarterly cash dividend to $0.1625 per share of common stock beginning with the March 30, 2018 quarterly dividend. While management currently expects that we will continue to pay the quarterly cash dividend, our dividend practice may change at any time.

•

On February 7, 2018, our Board of Directors authorized our Company to repurchase up to an additional $400 million in shares of our common stock in addition to the $50 million remaining under our September

2015 share repurchase authorization. Repurchases may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2018, we repurchased 1,685,300 shares of our common stock for approximately $51 million under the repurchase program. From April 1, 2018 through April 19, 2018, we repurchased an additional 1,822,315 shares of our common stock for approximately $52 million.

•	We are planning to monetize our investment in Venator and expect to use the net proceeds to repay indebtedness and for other corporate purposes.

•	As of March 31, 2018, we had indebtedness of $2.3 billion, and we believe we have achieved an investment-grade profile.

As of March 31, 2018, we had $36 million classified as current portion of debt, including debt at our variable interest entities of $22 million, and certain other short‑term facilities and scheduled amortization payments totaling $14 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of March 31, 2018, we had approximately $383 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non‑U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or repayments of intercompany debt. While the repatriation of cash as a dividend or repayment of intercompany debt would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act, such repatriation may be subject to limited foreign taxes.

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

Environmental, Health and Safety Matters

As noted in our Annual Report on Form 10‑K for the year ended December 31, 2017, “Part I. Item 1. Business—Environmental, Health and Safety Matters” and “Part I. Item 1A, “Risk Factors,” we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer‑term effect of any of these regulations or proposals on our future financial condition. For a discussion of environmental, health and safety matters, see “Note 15. Environmental, Health and Safety Matters” to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements.

Critical Accounting Policies

Our critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2018, we had approximately $126 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is included in our consolidated results. See “Note 5. Variable Interest Entities.” The notional amount of the swap as of March 31, 2018 was $14 million, and the interest rate contract was not designated as a cash flow hedge. As of March 31, 2018, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three months ended March 31, 2018 and 2017, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

In November 2014, we entered into two five year cross-currency interest rate contracts and one eight year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. This swap was designated as a hedge of net investment for financial reporting purposes. Under the cross-currency interest rate contract, we were to receive fixed U.S. dollar payments of $5 million semiannually on May 15 and November 15

(equivalent to an annual rate of 5.125%) and make interest payments of approximately €3 million (equivalent to an annual rate of approximately 3.6%). In August 2017, we terminated these cross-currency interest rate contracts and received $7 million from the counterparties.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2018, we have designated approximately €585 million (approximately $725 million) of euro-denominated debt as a hedge of our net investment. For the three months ended March 31, 2018, the amount of loss recognized on the hedge of our net investment was $24 million and was recorded in other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Texas Emissions Penalties

On August 17, 2017, we were informed by the Texas Commission on Environmental Quality (“TCEQ”) that we would be assessed a penalty of $104,128 in connection with eight alleged unauthorized air emission events dating back to November 2015. We anticipate that the order will become final upon approval by the TCEQ commissioners in 2018.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2018.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
January	—	$—	—	$50,000,000
February	202,093	32.78	—	450,000,000
March	1,685,300	30.19	1,685,300	399,000,000
Total	1,887,393	$30.47	1,685,300

(1)

On February 7, 2018, our Board of Directors authorized our Company to repurchase up to $400 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2018, we repurchased 1,685,300 shares of our common stock for approximately $51 million under the repurchase program.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
2.1		Share Purchase Agreement dated as of March 13, 2018, by and among Lux Insulation Management S.à r.l. & Partners S.C.A. and Lux Insulation Management S.à r.l. and Huntsman International LLC.	8-K	2.1	March 31, 2018
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2018	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)