Form 10-Q
period 2018-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2018-07-31
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Huntsman Corporation	☐
Huntsman International LLC	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

On July 23, 2018,  238,867,443 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2018

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED JUNE  30, 2018

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

All forward‑looking statements, including without limitation any projections derived from management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will be achieved. All forward‑looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward‑looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable law.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$408	$470
Restricted cash(a)	1	11
Accounts and notes receivable (net of allowance for doubtful accounts of $25 for both), ($391 and $334 pledged as collateral, respectively)(a)	1,355	1,256
Accounts receivable from affiliates	22	27
Inventories(a)	1,178	1,073
Prepaid expenses	59	60
Other current assets(a)	192	202
Current assets held for sale	3,158	2,880
Total current assets	6,373	5,979
Property, plant and equipment, net(a)	3,014	3,098
Investment in unconsolidated affiliates	296	266
Intangible assets, net(a)	118	56
Goodwill	393	140
Deferred income taxes	299	208
Other noncurrent assets(a)	561	497
Total assets	$11,054	$10,244

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$962	$946
Accounts payable to affiliates	31	18
Accrued liabilities(a)	469	569
Current portion of debt(a)	255	40
Current liabilities held for sale	1,578	1,692
Total current liabilities	3,295	3,265
Long-term debt(a)	2,311	2,258
Deferred income taxes	293	264
Other noncurrent liabilities(a)	1,085	1,086
Total liabilities	6,984	6,873
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 255,764,896 and 252,759,715 shares issued and 238,525,273 and 240,213,606 shares outstanding, respectively	3	3
Additional paid-in capital	3,977	3,889
Treasury stock, 17,239,625 and 12,607,223 shares, respectively	(288)	(150)
Unearned stock-based compensation	(22)	(15)
Retained earnings	724	161
Accumulated other comprehensive loss	(1,330)	(1,268)
Total Huntsman Corporation stockholders’ equity	3,064	2,620
Noncontrolling interests in subsidiaries	1,006	751
Total equity	4,070	3,371
Total liabilities and equity	$11,054	$10,244

(a)

At June  30, 2018 and December 31, 2017, respectively, $9 and $15 of cash and cash equivalents, nil and $11 of restricted cash, $35 each of accounts and notes receivable (net), $55 and $46 of inventories, $6 and $7 of other current assets, $258 and $283 of property, plant and equipment (net), $10 each of intangible assets (net), $55 and $43  of other noncurrent assets, $94  and $109 of accounts payable, $29 and $32 of accrued liabilities, $23 and $21 of current portion of debt, $74 and $86 of long‑term debt, and $98 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Trade sales, services and fees, net	$2,367	$2,020	$4,622	$3,911
Related party sales	37	34	77	75
Total revenues	2,404	2,054	4,699	3,986
Cost of goods sold	1,849	1,618	3,604	3,160
Gross profit	555	436	1,095	826
Operating expenses:
Selling, general and administrative	207	193	399	385
Research and development	38	34	76	68
Restructuring, impairment and plant closing costs	1	3	3	12
Merger costs	1	6	1	6
Other operating expense (income), net	9	(7)	21	(14)
Total operating expenses	256	229	500	457
Operating income	299	207	595	369
Interest expense	(29)	(47)	(56)	(95)
Equity in income of investment in unconsolidated affiliates	18	3	31	3
Loss on early extinguishment of debt	(3)	(1)	(3)	(1)
Other income, net	8	—	15	4
Income from continuing operations before income taxes	293	162	582	280
Income tax expense	(4)	(24)	(57)	(43)
Income from continuing operations	289	138	525	237
Income from discontinued operations, net of tax	334	45	448	38
Net income	623	183	973	275
Net income attributable to noncontrolling interests	(209)	(16)	(285)	(32)
Net income attributable to Huntsman Corporation	$414	$167	$688	$243

Basic income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.12	$0.51	$2.01	$0.86
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.61	0.19	0.86	0.16
Net income attributable to Huntsman Corporation common stockholders	$1.73	$0.70	$2.87	$1.02
Weighted average shares	238.7	238.3	239.8	237.8

Diluted income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.11	$0.50	$1.98	$0.84
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.60	0.19	0.84	0.16
Net income attributable to Huntsman Corporation common stockholders	$1.71	$0.69	$2.82	$1.00
Weighted average shares	242.7	243.7	244.2	243.2

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$268	$122	$483	$205
Income from discontinued operations, net of tax	146	45	205	38
Net income	$414	$167	$688	$243
Dividends per share	$0.1625	$0.125	$0.325	$0.25

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$623	$183	$973	$275
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(202)	58	(115)	135
Pension and other postretirement benefits adjustments	20	19	45	37
Other, net	1	(4)	(8)	(2)
Other comprehensive (loss) income, net of tax	(181)	73	(78)	170
Comprehensive income	442	256	895	445
Comprehensive income attributable to noncontrolling interests	(171)	(21)	(254)	(39)
Comprehensive income attributable to Huntsman Corporation	$271	$235	$641	$406

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
						Retained	Accumulated
	Shares		Additional		Unearned	earnings	other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	(accumulated	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	deficit)	loss	subsidiaries	equity
Balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$751	$3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Revised balance January 1, 2018	240,213,606	3	3,889	(150)	(15)	171	(1,278)	751	3,371
Net income	—	—	—	—	—	688	—	285	973
Other comprehensive loss	—	—	—	—	—	—	(52)	(26)	(78)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,109,813	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	4	—	7	—	—	—	11
Repurchase and cancellation of stock awards	(254,878)	—	—	—	—	(29)	—	—	(29)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(31)	(31)
Stock options exercised	2,089,134	—	43	—	—	(28)	—	—	15
Repurchase of common stock	(4,632,402)	—	—	(138)	—	—	—	—	(138)
Disposition of a portion of P&A Business	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of P&A Business	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	—	—	—	27	27
Dividends declared on common stock	—	—	—	—	—	(78)	—	—	(78)
Balance, June 30, 2018	238,525,273	$3	$3,977	$(288)	$(22)	$724	$(1,330)	$1,006	$4,070

Balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$180	$1,467
Net income	—	—	—	—	—	243	—	32	275
Other comprehensive income	—	—	—	—	—	—	163	7	170
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,162,963	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	5	—	9	—	—	—	14
Repurchase and cancellation of stock awards	(344,918)	—	—	—	—	(8)	—	—	(8)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	2	2
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Stock options exercised	1,238,862	—	34	—	—	(14)	—	—	20
Dividends declared on common stock	—	—	—	—	—	(60)	—	—	(60)
Balance, June 30, 2017	238,427,254	$3	$3,511	$(150)	$(25)	$(164)	$(1,508)	$211	$1,878

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2018	2017
Operating Activities:
Net income	$973	$275
Less: Income from discontinued operations, net of tax	(448)	(38)
Income from continuing operations	525	237
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(31)	(3)
Depreciation and amortization	165	155
Loss (gain) on disposal of businesses/assets, net	3	(6)
Loss on early extinguishment of debt	3	1
Noncash interest expense	1	6
Noncash restructuring and impairment charges	2	1
Deferred income taxes	(86)	16
Noncash loss (gain) on foreign currency transactions	4	(7)
Stock-based compensation	15	17
Other, net	3	2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(94)	(120)
Inventories	(107)	(137)
Prepaid expenses	(1)	2
Other current assets	7	51
Other noncurrent assets	(68)	(13)
Accounts payable	50	79
Accrued liabilities	(92)	(20)
Other noncurrent liabilities	40	16
Net cash provided by operating activities from continuing operations	339	277
Net cash provided by operating activities from discontinued operations	301	117
Net cash provided by operating activities	640	394

Investing Activities:
Capital expenditures	(109)	(101)
Acquisition of businesses, net of cash acquired	(370)	(14)
Proceeds from sale of businesses/assets	—	19
Other, net	(1)	1
Net cash used in investing activities from continuing operations	(480)	(95)
Net cash (used in) provided by investing activities from discontinued operations	(161)	12
Net cash used in investing activities	(641)	(83)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2018	2017
Financing Activities:
Net borrowings (repayments) under revolving loan facility	$315	$(36)
Net repayments on overdraft facilities	(1)	—
Repayments of short-term debt	(4)	(8)
Borrowings on short-term debt	4	4
Repayments of long-term debt	(13)	(122)
Proceeds from issuance of long-term debt	—	10
Repayments of notes payable	(18)	(13)
Debt issuance costs paid	(4)	(3)
Dividends paid to noncontrolling interests	(31)	(10)
Contribution from noncontrolling interests	—	2
Dividends paid to common stockholders	(78)	(60)
Repurchase and cancellation of stock awards	(29)	(8)
Proceeds from issuance of common stock	15	20
Repurchase of common stock	(135)	—
Proceeds from the secondary offering of P&A Business	44	—
Cash paid for expenses of the secondary offering of P&A Business	(2)	—
Other, net	1	—
Net cash provided by (used in) financing activities	64	(224)
Effect of exchange rate changes on cash	(19)	8
Increase in cash, cash equivalents and restricted cash	44	95
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	481	396
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29
Cash, cash equivalents and restricted cash at end of period	$763	$520

Supplemental cash flow information:
Cash paid for interest	$83	$92
Cash paid (received) for income taxes	97	(57)

As of June  30, 2018 and 2017, the amount of capital expenditures in accounts payable was $26 million and $41 million, respectively. In addition, as of June  30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business was $24 million and $20 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$407	$468
Restricted cash(a)	1	11
Accounts and notes receivable (net of allowance for doubtful accounts of $25 for both), ($391 and $334 pledged as collateral, respectively)(a)	1,355	1,255
Accounts receivable from affiliates	402	373
Inventories(a)	1,178	1,073
Prepaid expenses	59	59
Other current assets(a)	194	204
Current assets held for sale	3,158	2,880
Total current assets	6,754	6,323
Property, plant and equipment, net(a)	3,013	3,095
Investment in unconsolidated affiliates	296	266
Intangible assets, net(a)	118	56
Goodwill	393	140
Deferred income taxes	299	208
Other noncurrent assets(a)	563	497
Total assets	$11,436	$10,585

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$962	$946
Accounts payable to affiliates	93	70
Accrued liabilities(a)	463	566
Notes payable to affiliates	100	100
Current portion of debt(a)	255	40
Current liabilities held for sale	1,578	1,692
Total current liabilities	3,451	3,414
Long-term debt(a)	2,311	2,258
Notes payable to affiliates	627	742
Deferred income taxes	295	265
Other noncurrent liabilities(a)	1,078	1,072
Total liabilities	7,762	7,751
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,646	3,616
Retained earnings (accumulated deficit)	344	(270)
Accumulated other comprehensive loss	(1,322)	(1,263)
Total Huntsman International LLC members’ equity	2,668	2,083
Noncontrolling interests in subsidiaries	1,006	751
Total equity	3,674	2,834
Total liabilities and equity	$11,436	$10,585

(a)

At June 30, 2018 and December 31, 2017, respectively, $9 and $15 of cash and cash equivalents, nil and $11 of restricted cash, $35 each of accounts and notes receivable (net), $55 and $46 of inventories, $6 and $7 of other current assets, $258 and $283 of property, plant and equipment (net), $10 each of intangible assets (net), $55 and $43 of other noncurrent assets, $94 and $109 of accounts payable, $29 and $32 of accrued liabilities, $23 and $21 of current portion of debt, $74 and $86 of long‑term debt, and $98 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Trade sales, services and fees, net	$2,367	$2,020	$4,622	$3,911
Related party sales	37	34	77	75
Total revenues	2,404	2,054	4,699	3,986
Cost of goods sold	1,848	1,617	3,602	3,157
Gross profit	556	437	1,097	829
Operating expenses:
Selling, general and administrative	206	192	397	382
Research and development	38	34	76	68
Restructuring, impairment and plant closing costs	1	3	3	12
Merger costs	1	6	1	6
Other operating expense (income), net	9	(8)	21	(14)
Total operating expenses	255	227	498	454
Operating income	301	210	599	375
Interest expense	(34)	(51)	(66)	(102)
Equity in income of investment in unconsolidated affiliates	18	3	31	3
Loss on early extinguishment of debt	(3)	(1)	(3)	(1)
Other income, net	7	1	13	5
Income from continuing operations before income taxes	289	162	574	280
Income tax expense	(3)	(24)	(55)	(43)
Income from continuing operations	286	138	519	237
Income from discontinued operations, net of tax	334	44	448	36
Net income	620	182	967	273
Net income attributable to noncontrolling interests	(209)	(16)	(285)	(32)
Net income attributable to Huntsman International LLC	$411	$166	$682	$241

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$620	$182	$967	$273
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(200)	57	(115)	134
Pension and other postretirement benefits adjustments	20	21	45	41
Other, net	—	(4)	(5)	(2)
Other comprehensive (loss) income, net of tax	(180)	74	(75)	173
Comprehensive income	440	256	892	446
Comprehensive income attributable to noncontrolling interests	(171)	(21)	(254)	(39)
Comprehensive income attributable to Huntsman International LLC	$269	$235	$638	$407

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
			Retained	Accumulated
	Members'		earnings	other	Noncontrolling
	equity		(Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit)	loss	subsidiaries	equity
Balance, January 1, 2018	2,728	$3,616	$(270)	$(1,263)	$751	$2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Revised balance January 1, 2018	2,728	3,616	(260)	(1,273)	751	2,834
Net income	—	—	682	—	285	967
Dividends paid to parent	—	—	(78)	—	—	(78)
Other comprehensive loss	—	—	—	(49)	(26)	(75)
Contribution from parent	—	14	—	—	—	14
Disposition of a portion of P&A Business	—	18	—	—	—	18
Costs of the secondary offering of P&A Business	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	(31)	(31)
Balance, June 30, 2018	2,728	$3,646	$344	$(1,322)	$1,006	$3,674

Balance, January 1, 2017	2,728	$3,226	$(779)	$(1,691)	$180	$936
Net income	—	—	241	—	32	273
Dividends paid to parent	—	—	(60)	—	—	(60)
Other comprehensive income	—	—	—	166	7	173
Contribution from parent	—	18	—	—	—	18
Contribution from noncontrolling interests	—	—	—	—	2	2
Dividends paid to noncontrolling interests	—	—	—	—	(10)	(10)
Balance, June 30, 2017	2,728	$3,244	$(598)	$(1,525)	$211	$1,332

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2018	2017
Operating Activities:
Net income	$967	$273
Less: Income from discontinued operations, net of tax	(448)	(36)
Income from continuing operations	519	237
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(31)	(3)
Depreciation and amortization	164	149
Loss on disposal of businesses/assets, net	3	(6)
Loss on early extinguishment of debt	3	1
Noncash interest expense	11	13
Noncash restructuring and impairment charges	2	1
Deferred income taxes	(86)	16
Noncash loss (gain) on foreign currency transactions	4	(7)
Noncash compensation	14	16
Other, net	3	1
Changes in operating assets and liabilities, net of effects of acquistions:
Accounts and notes receivable	(96)	(118)
Inventories	(107)	(137)
Prepaid expenses	(1)	2
Other current assets	5	50
Other noncurrent assets	(68)	(13)
Accounts payable	40	72
Accrued liabilities	(92)	(20)
Other noncurrent liabilities	42	20
Net cash provided by operating activities from continuing operations	329	274
Net cash provided by operating activities from discontinued operations	301	115
Net cash provided by operating activities	630	389

Investing Activities:
Capital expenditures	(109)	(101)
Acquisition of businesses, net of cash acquired	(370)	(14)
Proceeds from sale of businesses/assets	—	19
Increase in receivable from affiliate	(23)	(4)
Other, net	(1)	2
Net cash used in investing activities from continuing operations	(503)	(98)
Net cash (used in) provided by investing activities from discontinued operations	(161)	12
Net cash used in investing activities	(664)	(86)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2018	2017
Financing Activities:
Net borrowings (repayments) under revolving loan facility	$315	$(36)
Net repayments on overdraft facilities	(1)	—
Repayments of short-term debt	(4)	(8)
Borrowings on short-term debt	4	4
Repayments of long-term debt	(13)	(122)
Proceeds from issuance of long-term debt	—	10
Repayments of notes payable to affiliate	(115)	—
Proceeds from issuance of notes payable to affiliate	—	18
Repayments of notes payable	(18)	(13)
Debt issuance costs paid	(4)	(3)
Dividends paid to noncontrolling interests	(31)	(10)
Contribution from noncontrolling interests	—	2
Dividends paid to parent	(78)	(60)
Proceeds from the secondary offering of P&A Business	44	—
Cash paid for expenses of the secondary offering of P&A Business	(2)	—
Other, net	1	—
Net cash provided by (used in) financing activities	98	(218)
Effect of exchange rate changes on cash	(19)	8
Increase in cash, cash equivalents and restricted cash	45	93
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	479	395
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29
Cash, cash equivalents and restricted cash at end of period	$762	$517

Supplemental cash flow information:
Cash paid for interest	$83	$92
Cash paid (received) for income taxes	97	(57)

As of June 30, 2018 and 2017, the amount of capital expenditures in accounts payable was $26 million and $41 million, respectively. During the six months ended June 30, 2018 and 2017, Huntsman Corporation contributed $14 million and $16 million, respectively, related to stock-based compensation for continuing operations. In addition, as of June 30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business after the IPO date was $24 million and $20 million, respectively.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. These reclassifications presented the other components of net periodic pension cost and net periodic postretirement cost within other nonoperating income in accordance with Accounting Standards Update (“ASU”) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We previously presented these amounts within cost of goods sold and selling, general and administrative expenses. See “Note 2. Recently Issued Accounting Pronouncements.”

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2018 (dollars in millions):

		Performance	Advanced
	Polyurethanes	Products	Materials	Total
Balance as of January 1, 2018	$40	$17	$83	$140
Goodwill acquired during year	229	—	28	257
Foreign currency effect on balance	(4)	—	—	(4)
Balance as of June 30, 2018	$265	$17	$111	$393

See “Note 3. Business Combination.”

Recent Developments

Unsecured Revolving Credit Facility

On May 21, 2018, Huntsman International entered into a new $1.2 billion senior unsecured revolving credit facility (the “2018 Credit Facility”). Borrowings under the 2018 Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 8. Debt—Direct and Subsidiary Debt—Credit Facility.”

In connection with entering into the 2018 Credit Facility, Huntsman International terminated all commitments and repaid all obligations under its previous $650 million senior secured revolving credit facility (the “Prior Credit Facility”). In addition, we recognized a loss of early extinguishment of debt of $3 million. Upon the termination of the

Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released.

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. During the six months ended June 30, 2018, we repurchased 4,632,402 shares of our common stock for approximately $138 million, including commissions, under the repurchase program, of which $3 million was settled in July 2018. From July 1, 2018 through July 23, 2018, we repurchased an additional 542,933 shares of our common stock for approximately $16 million, including commissions. See “Note 13. Huntsman Corporation Stockholders’ Equity.”

Demilec Acquisition

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec (USA) Inc. and Demilec Inc. (collectively, “Demilec”) for approximately $357 million, including preliminary working capital adjustments, in an all-cash transaction (“Demilec Acquisition”), which was funded from our Prior Credit Facility and our U.S. accounts receivable securitization program (“U.S. A/R Program”). Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business is being integrated into our Polyurethanes segment. See “Note 3. Business Combination.”

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),  clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow‑Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively. On January 1, 2018, we adopted the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 to all current revenue contracts using the modified retrospective approach, and the initial adoption of these amendments did not have an impact on our condensed consolidated financial statements. As a result of the adoption of these amendments, we revised our accounting policy for revenue recognition as detailed in “Note 11. Revenue Recognition,” and, except for the changes noted in “Note 11. Revenue Recognition,” no material changes have been made to our significant accounting policies disclosed in “Note 2. Summary of Significant Accounting Policies” of our Annual Report on Form 10-K, filed on February 23, 2018, for the year ended December 31, 2017.

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

Accounting Pronouncements Pending Adoption in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in these ASUs will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, providing an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in these ASUs is permitted for all entities. Reporting entities are required to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the adoption of the amendments in these ASUs on our condensed consolidated financial statements and believe, based on our preliminary assessment, that we will record significant additional right-to-use assets and lease obligations. We are establishing and evaluating an inventory of our existing leases for consideration of the accounting impact of each lease. We have selected a lease accounting software solution to support the new requirements under the amendments in these ASUs. We are also evaluating key policy elections and considerations under the amendments in these ASUs and are developing internal policies to address these amendments.

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

3. BUSINESS COMBINATION

On April 23, 2018, we completed the Demilec Acquisition for approximately $357 million, including preliminary working capital adjustments, in an all-cash transaction, which was funded from our Prior Credit Facility and our U.S. A/R Program. Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business is being integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were approximately $1 million and nil for the six months ended June 30, 2018 and 2017, respectively, and were recorded in other operating expense (income), net in our condensed consolidated statements of operations. The Demilec Acquisition is aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets.

We have accounted for the Demilec Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash	$1
Accounts receivable	32
Inventories	23
Prepaid expenses and other current assets	1
Property, plant and equipment, net	25
Intangible assets	68
Goodwill	229
Accounts payable	(16)
Accrued liabilities	(4)
Other noncurrent liabilities	(2)
Total fair value of net assets acquired	$357

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets and deferred taxes.  Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships. The applicable amortization periods are still being assessed. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of historical carrying values to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets, and synergies. On a preliminary basis, we expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes.

It is possible that material changes to this preliminary purchase price allocation could occur. The acquired business had revenues and net loss of $38 million and $2 million, respectively, for the period from the date of acquisition to June 30, 2018.

If this acquisition were to have occurred on January 1, 2017, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

Huntsman Corporation

	(Unaudited) Pro Forma		(Unaudited) Pro Forma
	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$2,418	$2,089	$4,757	$4,057
Net income	623	181	962	267
Net income attributable to Huntsman Corporation	414	165	677	235

Income per share:
Basic	1.73	0.69	2.82	0.99
Diluted	1.71	0.68	2.77	0.97

Huntsman International

	(Unaudited) Pro Forma		(Unaudited) Pro Forma
	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$2,418	$2,089	$4,754	$4,057
Net income	620	180	956	265
Net income attributable to Huntsman International	411	164	671	233

4. DISCONTINUED OPERATIONS

In 2017, we separated the P&A Business and conducted both an IPO and a secondary offering of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. On January 3, 2018, the underwriters purchased an additional 1,948,955 Venator ordinary shares pursuant to the exercise of the underwriters’ option to purchase additional shares. All of the ordinary shares offered in the IPO and the secondary offering were sold by Huntsman, and Venator did not receive any proceeds from the offerings. As of June 30, 2018, we retained approximately 53% ownership in Venator. We intend to monetize our retained ownership in Venator at prevailing market conditions and expect to conduct one or more capital market or block transactions to permit the orderly distribution of our retained shares.

In August 2017, we entered into a separation agreement, a transition services agreement (“TSA”), a tax matters agreement and an employee matters agreement with Venator to effect the Separation and provide a framework for a short term set of transition services. Pursuant to the TSA, we will, for a limited time following the Separation, provide Venator with certain services and functions that the parties have historically shared. We may also provide Venator with additional services that Venator and Huntsman may identify from time to time in the future. In general, the services began following the Separation and cover a period not expected to exceed 24 months; however, Venator may terminate individual services provided by us under the TSA early, as it becomes able to operate its business without such services.

The following table summarizes the major classes of assets and liabilities constituting assets and liabilities held for sale (dollars in millions):

	June 30,	December 31,
	2018	2017
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$435	$380
Inventories	491	454
Other current assets	431	318
Property, plant and equipment, net	1,568	1,424
Deferred income taxes	88	158
Other noncurrent assets	145	146
Total assets held for sale	$3,158	$2,880
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$378	$385
Accrued liabilities	176	236
Other current liabilities	16	25
Long-term debt	745	746
Other noncurrent liabilities	263	300
Total liabilities held for sale	$1,578	$1,692

(1)

The assets and liabilities held for sale are classified as current as of June 30, 2018 and December 31, 2017 because it is probable that the sale of our controlling financial interest in Venator ordinary shares will occur and proceeds will be collected within one year.

The following table summarizes major classes of line items constituting pretax and after-tax income of discontinued operations (dollars in millions):

Huntsman Corporation

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$630	$568	$1,257	$1,111
Cost of goods sold	118	481	594	951
Other expense items, net that are not major	94	19	111	96
Income from discontinued operations before income taxes	418	68	552	64
Income tax expense	(84)	(23)	(104)	(26)
Income from discontinued operations, net of tax	334	45	448	38
Net income attributable to noncontrolling interests	(2)	(3)	(4)	(6)
Net income attributable to discontinued operations	$332	$42	$444	$32

Huntsman International

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$630	$568	$1,257	$1,111
Cost of goods sold	118	480	594	951
Other expense items, net that are not major	94	22	111	99
Income from discontinued operations before income taxes	418	66	552	61
Income tax expense	(84)	(22)	(104)	(25)
Income from discontinued operations, net of tax	334	44	448	36
Net income attributable to noncontrolling interests	(2)	(3)	(4)	(6)
Net income attributable to discontinued operations	$332	$41	$444	$30

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2018	2017
Raw materials and supplies	$236	$189
Work in progress	48	48
Finished goods	949	897
Total	1,233	1,134
LIFO reserves	(55)	(61)
Net inventories	$1,178	$1,073

For both June 30, 2018 and December 31, 2017, approximately 11% and 12% of inventories were recorded using the LIFO cost method, respectively.

6. VARIABLE INTEREST ENTITIES

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

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at June 30, 2018, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of June 30, 2018 and our consolidated balance sheet as of December 31, 2017 (dollars in millions):

	June 30,	December 31,
	2018	2017
Current assets	$106	$114
Property, plant and equipment, net	258	283
Other noncurrent assets	124	116
Deferred income taxes	34	33
Intangible assets	10	10
Goodwill	14	14
Total assets	$546	$570
Current liabilities	$147	$163
Long-term debt	74	86
Deferred income taxes	12	12
Other noncurrent liabilities	98	98
Total liabilities	$331	$359

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2018 and 2017 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$39	$36	$77	$67
Income from continuing operations before income taxes	9	10	19	14
Net cash provided by operating activities	14	10	29	22

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of June 30, 2018 and December 31, 2017, accrued restructuring costs of continuing operations by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions(1)	decommissioning	termination costs	costs	Total(2)
Accrued liabilities as of January 1, 2018	$5	$2	$41	$5	$53
2018 charges (credits) for 2017 and prior initiatives	1	—	—	(5)	(4)
2018 charges for 2018 initiatives	—	—	—	5	5
2018 (payments) credits for 2017 and prior initiatives	(2)	(1)	(1)	4	—
2018 payments for 2018 initiatives	—	—	—	(5)	(5)
Accrued liabilities as of June 30, 2018	$4	$1	$40	$4	$49

(1)	The workforce reduction reserves relate to the termination of 104 positions, of which 58 positions had not been terminated as of June 30, 2018.

(2)	Accrued liabilities by initiatives were as follows (dollars in millions):

	June 30,	December 31,
	2018	2017
2016 and prior initiatives	$49	$51
2017 initiatives	—	2
2018 initiatives	—	—
Total	$49	$53

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and other	Total
Accrued liabilities as of January 1, 2018	$1	$1	$3	$47	$1	$53
2018 charges (credits) for 2017 and prior initiatives	—	1	—	(5)	—	(4)
2018 charges for 2018 initiatives	—	—	—	—	5	5
2018 (payments) credits for 2017 and prior initiatives	(1)	(1)	—	2	—	—
2018 payments for 2018 initiatives	—	—	—	—	(5)	(5)
Accrued liabilities as of June 30, 2018	$—	$1	$3	44	$1	$49

Current portion of restructuring reserves	$—	$1	$1	$4	$1	$7
Long-term portion of restructuring reserves	—	—	2	40	—	42

Details with respect to cash and noncash restructuring charges from continuing operations for the three and six months ended June 30, 2018 and 2017 are provided below (dollars in millions):

	Three months	Six months
	ended	ended
	June 30, 2018	June 30, 2018
Cash charges:
2018 charges (credits) for 2017 and prior initiatives	$1	$(4)
2018 charges for 2018 initiatives	—	5
Noncash charges:
Other noncash charges	—	2
Total 2018 Restructuring, Impairment and Plant Closing Costs	$1	$3

	Three months	Six months
	ended	ended
	June 30, 2017	June 30, 2017
Cash charges:
2017 charges for 2016 and prior initiatives	$2	$5
2017 charges for 2017 initiatives	—	6
Noncash charges:
Accelerated depreciation	1	2
Other noncash credits	—	(1)
Total 2017 Restructuring, Impairment and Plant Closing Costs	$3	$12

2018 Restructuring Activities

In September 2011, we implemented a significant restructuring of our Textile Effects segment (“Textile Effects Restructuring”), including the closure of our production facilities and business support offices in Basel, Switzerland. In connection with this restructuring plan, during the six months ended June 30, 2018, our Textile Effects segment recorded a gain of $5 million related to the sale of land at the Basel, Switzerland site.

2017 Restructuring Activities

In connection with the Textile Effects Restructuring involving the closure of our production facilities and business support offices in Basel, Switzerland, we recorded restructuring expense of $3 million in the six months ended June 30, 2017.

During the first quarter of 2017, we implemented the first phase of a restructuring program to improve competitiveness in our Textile Effects segment. In connection with this restructuring program, we recorded restructuring expense of $7 million in the six months ended June 30, 2017 primarily related to workforce reductions.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	June 30,	December 31,
	2018	2017
Credit Facility:
Revolving facility	$225	$—
Amounts outstanding under A/R programs	268	180
Senior notes	1,906	1,927
Variable interest entities	97	107
Other	70	84
Total debt	$2,566	$2,298
Total current portion of debt	$255	$40
Long-term portion of debt	2,311	2,258
Total debt	$2,566	$2,298

Huntsman International

	June 30,	December 31,
	2018	2017
Credit Facility:
Revolving facility	$225	$—
Amounts outstanding under A/R programs	268	180
Senior notes	1,906	1,927
Variable interest entities	97	107
Other	70	84
Total debt, excluding debt to affiliates	$2,566	$2,298
Total current portion of debt	$255	$40
Long-term portion of debt	2,311	2,258
Total debt, excluding debt to affiliates	$2,566	$2,298
Total debt, excluding debt to affiliates	$2,566	$2,298
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	627	742
Total debt	$3,293	$3,140

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

Certain of our subsidiaries have third‑party debt agreements that contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. As of June 30, 2018 and December 31, 2017, the amount of debt issuance costs directly reducing the debt liability was $9 million and $11 million, respectively. We record the amortization of debt issuance costs as interest expense.

Credit Facility

On May 21, 2018, Huntsman International entered into the 2018 Credit Facility. Borrowings under the 2018 Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions.

In connection with entering into the 2018 Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss of early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released. As of June 30, 2018, our 2018 Credit Facility was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Credit Facility	$1,200	$225	(1)	$—	(1)	$—	(1)	LIBOR plus 1.75%	2023

(1)	On June 30, 2018, we had an additional $9 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Credit Facility.

(2)

Interest rates on borrowings under the 2018 Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of June 30, 2018 was 1.75% above LIBOR.

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Prior Credit Facility and $75 million under our U.S. A/R Program. See “Note 1. General—Recent Developments—Demilec Acquisition.” In connection with our entry into the 2018 Credit Facility on May 21, 2018, we borrowed $275 million under the 2018 Credit Facility and repaid all obligations under our Prior Credit Facility. During the quarter ended June 30, 2018, we repaid an aggregate $50 million under our 2018 Credit Facility.

A/R Programs

Our U.S. A/R Program and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of June 30, 2018 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2020	$250	$180	(3)	Applicable rate plus 0.95%
EU A/R Program	April 2020	€150	€76		Applicable rate plus 1.30%
		(approximately $174)	(approximately $88)

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

(3)	As of June 30, 2018, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2018 and December 31, 2017, $391 million and $334 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Other Debt

On July 5, 2018, Huntsman Polyurethanes Shanghai, one of our majority-owned subsidiaries, made an early repayment of RMB 277 million (approximately $42 million) of term loans. Following the repayment, there are no borrowings outstanding.

Note Payable from Huntsman International to Huntsman Corporation

As of June 30, 2018, we had a loan of $727 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2018 on our condensed consolidated balance sheets. As of June 30, 2018, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our Revolving Facility).

Compliance with Covenants

Our 2018 Credit Facility contains a financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries. The 2018 Credit Facility also contains other customary covenants and events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the 2018 Credit Facility may be accelerated.

The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs’ metrics could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our 2018 Credit Facility, which could require us to pay off the balance of the 2018 Credit Facility in full and could result in the loss of our 2018 Credit Facility.

We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our 2018 Credit Facility, our A/R Programs and our notes.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2018, we had approximately $146 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is included in our consolidated results. See “Note 6. Variable Interest Entities.” The notional amount of the swap as of June 30, 2018 was $12 million, and the interest rate contract was not designated as a cash flow hedge. As of June 30, 2018, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and six months ended June 30, 2018 and 2017, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2018, we have designated approximately €505 million (approximately $586 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2018 and 2017, the amount recognized on the hedge of our net investment was a gain of $24 million and a loss of $54 million, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$25	$25	$33	$33
Interest rate contracts	(1)	(1)	(1)	(1)
Long-term debt (including current portion)	(2,566)	(2,705)	(2,298)	(2,483)

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and December 31, 2017. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	June 30,	for identical	inputs	inputs
Description	2018	assets (Level 1)(2)	(Level 2)(2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$25	$25	$—	$—

Liabilities:
Derivatives:
Interest rate contracts(1)	$(1)	$—	$(1)	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2017	assets (Level 1)(2)	(Level 2)(2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$33	$33	$—	$—

Liabilities:
Derivatives:
Interest rate contracts(1)	$(1)	$—	$(1)	$—

(1)

The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals. There were no material changes to the valuation method or assumptions used to determine the fair value during the current period.

(2)	There were no transfers between Levels 1 and 2 within the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

The following table shows a reconciliation of beginning and ending balances for the three and six months ended June 30, 2017 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the six months ended June 30, 2018, there were no instruments categorized as Level 3 within the fair value hierarchy.

	Three months	Six months
	ended	ended
	June 30, 2017	June 30, 2017
	Cross-Currency	Cross-Currency
	Interest	Interest
	Rate Contracts	Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$29	$29
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive (loss) income	(13)	(13)
Purchases, sales, issuances and settlements	—	—
Ending balance, June 30, 2017	$16	$16
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2017	$—	$—

There were no gains or losses (realized and unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

We also have assets that under certain conditions are subject to measurement at fair value on a non‑recurring basis. These assets include property, plant and equipment and those associated with acquired businesses, including goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. During each of the three and six months ended June 30, 2018 and 2017, we recorded charges of nil for the impairment of long‑lived assets.

11. REVENUE RECOGNITION

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

The following table disaggregates our revenue by major source for the three months ended June 30, 2018 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets
U.S. and Canada	$451	$316	$75	$17	$(9)	$850
Europe	335	112	116	37	(9)	591
Asia Pacific	309	115	79	134	(3)	634
Rest of world	218	50	22	39	—	329
	$1,313	$593	$292	$227	$(21)	$2,404

Major Product Groupings
MDI urethanes	$1,179					$1,179
MTBE	134					134
Differentiated		$540				540
Upstream		53				53
Specialty			$242			242
Non-specialty			50			50
Textile chemicals and dyes and digital inks				$227		227
Eliminations					$(21)	(21)
	$1,313	$593	$292	$227	$(21)	$2,404

The following table disaggregates our revenue by major source for the six months ended June 30, 2018 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets
U.S. and Canada	$808	$659	$144	$34	$(17)	$1,628
Europe	675	220	234	72	(10)	1,191
Asia Pacific	608	225	147	248	(3)	1,225
Rest of world	444	92	46	73	—	655
	$2,535	$1,196	$571	$427	$(30)	$4,699

Major Product Groupings
MDI urethanes	$2,264					$2,264
MTBE	271					271
Differentiated		$1,079				1,079
Upstream		117				117
Specialty			$478			478
Non-specialty			93			93
Textile chemicals and dyes and digital inks				$427		427
Eliminations					$(30)	(30)
	$2,535	$1,196	$571	$427	$(30)	$4,699

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

The amount of consideration we receive and revenue we recognize is based upon the terms stated in the sales contract, which may contain variable consideration such as discounts or rebates. We allocate the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order or in the sales contract is considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar customer in similar circumstances. In order to estimate the applicable variable consideration, we use historical and current trend information to estimate the amount of discounts or rebates to which customers are likely to be entitled. Historically, actual discount or rebate adjustments relative to those estimated and included when determining the transaction price have not materially differed. Payment terms vary but are generally less than one year. As our standard payment terms are less than one year, we have elected to not assess whether a contract has a significant financing component. In the normal course of business, we do not accept product returns unless the item is defective as manufactured. We establish provisions for estimated returns based on an analysis of historical experience.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$16	$16	$—	$—
Interest cost	20	19	1	1
Expected return on assets	(43)	(39)	—	—
Amortization of prior service benefit	(1)	(1)	(2)	(1)
Amortization of actuarial loss	18	19	1	—
Settlement loss	—	1	—	—
Net periodic benefit cost	$10	$15	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$33	$31	$1	$1
Interest cost	40	39	2	2
Expected return on assets	(86)	(77)	—	—
Amortization of prior service benefit	(3)	(3)	(3)	(3)
Amortization of actuarial loss	36	37	1	1
Special termination benefits	—	1	—	—
Settlement loss	2	—	—	—
Net periodic benefit cost	$22	$28	$1	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$16	$16	$—	$—
Interest cost	20	19	1	1
Expected return on assets	(43)	(39)	—	—
Amortization of prior service benefit	(1)	(1)	(2)	(1)
Amortization of actuarial loss	19	19	1	—
Settlement loss	—	1	—	—
Net periodic benefit cost	$11	$15	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$33	$31	1	$1
Interest cost	40	39	2	2
Expected return on assets	(86)	(77)	—	—
Amortization of prior service benefit	(3)	(3)	(3)	(3)
Amortization of actuarial loss	38	38	1	1
Special termination benefits	—	1	—	—
Settlement loss	2	—	—	—
Net periodic benefit cost	$24	$29	$1	$1

During the six months ended June 30, 2018 and 2017, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $46 million and $29 million, respectively. During the remainder of 2018, we expect to contribute an additional amount of approximately $51 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2018, we repurchased 4,632,402 shares of our common stock for approximately $138 million, including commissions, under the repurchase program, of which $3 million was settled in July 2018. From July 1, 2018 through July 23, 2018, we repurchased an additional 542,933 shares of our common stock for approximately $16 million, including commissions.

Dividends on Common Stock

During each of the quarters ended March 31, 2018 and June 30, 2018, we paid dividends of $39 million, or $0.1625 per share, and during each of the quarters ended March 31, 2017 and June 30, 2017, we paid dividends of $30 million, or $0.125 per share, to common stockholders.

14. OTHER COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive (loss) income before reclassifications, gross	(105)	2	1	—	(102)	31	(71)
Tax expense	(10)	—	—	(3)	(13)	—	(13)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	41	—	—	41	—	41
Tax benefit (expense)	—	2	—	(6)	(4)	—	(4)
Net current-period other comprehensive (loss) income	(115)	45	1	(9)	(78)	31	(47)
Disposition of a portion of P&A Business	—	—	—	—	—	(5)	(5)
Ending balance, June 30, 2018	$(364)	$(1,144)	$4	$5	$(1,499)	$169	$(1,330)

(a)	Amounts are net of tax of $75 and $65 as of June 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $174 and $172 as of June 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2017	$(459)	$(1,275)	$4	$23	$(1,707)	$36	$(1,671)
Other comprehensive income before reclassifications, gross	118	—	—	6	124	(7)	117
Tax benefit	17	—	—	—	17	—	17
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	39	—	(8)	31	—	31
Tax expense	—	(2)	—	—	(2)	—	(2)
Net current-period other comprehensive income	135	37	—	(2)	170	(7)	163
Ending balance, June 30, 2017	$(324)	$(1,238)	$4	$21	$(1,537)	$29	$(1,508)

(a)Amounts are net of tax of $83 and $100 as of June 30, 2017 and January 1, 2017, respectively.

(b)Amounts are net of tax of $175 and $177 as of June 30, 2017 and January 1, 2017, respectively.

(c)See table below for details about these reclassifications.

	Three months	Six months
	ended	ended
	June 30, 2018	June 30, 2018
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(6)	(b)
Settlement loss	—	2	(b)
Actuarial loss	22	45	(b)(c)
	19	41	Total before tax
	(3)	2	Income tax (expense) benefit
Total reclassifications for the period	$16	$43	Net of tax

	Three months	Six months
	ended	ended
	June 30, 2017	June 30, 2017
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(7)	(b)
Actuarial loss	23	46	(b)(c)
	20	39	Total before tax
	(1)	(2)	Income tax expense
Total reclassifications for the period	$19	$37	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)

Amounts contain approximately $5 million and $6 million of actuarial losses related to discontinued operations for the three months ended June 30, 2018 and 2017 and $9 million and $11 million of actuarial losses related to discontinued operations for the six months ended June 30, 2018 and 2017, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive (loss) income before reclassifications, gross	(105)	2	1	—	(102)	31	(71)
Tax benefit (expense)	(10)	—	—	(1)	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	42	—	—	42	—	42
Tax benefit (expense)	—	1	—	(5)	(4)	—	(4)
Net current-period other comprehensive (loss) income	(115)	45	1	(6)	(75)	31	(44)
Disposition of a portion of P&A Business	—	—	—	—	—	(5)	(5)
Ending balance, June 30, 2018	$(367)	$(1,129)	$4	$1	$(1,491)	$169	$(1,322)

(a)	Amounts are net of tax of $61 and $51 as of June 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $200 and $199 as of June 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2017	$(462)	$(1,286)	$4	$17	$(1,727)	$36	$(1,691)
Other comprehensive income before reclassifications, gross	117	—	—	6	123	(7)	116
Tax benefit	17	—	—	—	17	—	17
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	43	—	(8)	35	—	35
Tax expense	—	(2)	—	—	(2)	—	(2)
Net current-period other comprehensive income	134	41	—	(2)	173	(7)	166
Ending balance, June 30, 2017	$(328)	$(1,245)	$4	$15	$(1,554)	$29	$(1,525)

(a)	Amounts are net of tax of $69 and $86 as of June 30, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $203 and $205 as of both June 30, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

	Three months	Six months
	ended	ended
	June 30, 2018	June 30, 2018
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(6)	(b)
Settlement loss	23	46	(b)
Actuarial loss	—	2	(b)(c)
	20	42	Total before tax
	(4)	1	Income tax (expense) benefit
Total reclassifications for the period	$16	$43	Net of tax

	Three months	Six months
	ended	ended
	June 30, 2017	June 30, 2017
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(7)	(b)
Actuarial loss	25	50	(b)(c)
	22	43	Total before tax
	(1)	(2)	Income tax expense
Total reclassifications for the period	$21	$41	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)

Amounts contain approximately $5 million and $6 of actuarial losses related to discontinued operations for the three months ended June 3, 2018 and 2017 and $9 million and $11 million for the six months ended June 30, 2018 and 2017.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

Indemnification Matters

On July 3, 2012, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (“the Banks”) demanded that we indemnify them for claims brought against them by certain MatlinPatterson entities that were formerly our stockholders (“MatlinPatterson”) in litigation filed by MatlinPatterson on June 19, 2012 in the 9th District Court in Montgomery County, Texas (the “Texas Litigation”). We denied the Banks’ indemnification demand for the Texas Litigation. These claims allegedly arose from the failed acquisition by and merger with Hexion. The Texas Litigation was dismissed, which was upheld by the Ninth Court of Appeals, and the Texas Supreme Court denied review by final order entered January 7, 2016.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2018 and 2017, our capital expenditures for EHS matters totaled $15 million and $14 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $7 million and $21 million for environmental liabilities for June 30, 2018 and December 31, 2017, respectively. Of these amounts, $2 million and $6 million were classified as accrued liabilities in our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, and $5 million and $15 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

West Footscray

By letter dated March 7, 2006, our former Base Chemicals and Polymers facility in West Footscray, Australia was issued a cleanup notice by the Environmental Protection Authority Victoria ("EPA Victoria") due to concerns about soil and groundwater contamination emanating from the site. On August 23, 2010, EPA Victoria revoked a second cleanup notice and issued a revised notice that included a requirement for financial assurance for the remediation. EPA Victoria is expected to issue a new cleanup notice in the near future. However, we have informed EPA Victoria that we have sold the West Footscray property to a developer, who has contractually assumed liability and has agreed to indemnify us for all historic and future contaminant releases from the property. Under the terms of the sale, the developer will also be solely responsible for complying with any future remedial obligations. We have been contractually released and discharged from all historic and future contaminant releases and future remedial obligations.

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

17. STOCK‑BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of June 30, 2018, we had approximately 9 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Huntsman Corporation compensation cost	$7	$8	$15	$17
Huntsman International compensation cost	7	8	14	16

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $15 million and $4 million for the six months ended June 30, 2018 and 2017, respectively.

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

	Three months			Six months
	ended			ended
	June 30,			June 30,
	2018	2017		2018		2017
Dividend yield	NA	2.0%		1.5%		2.4%
Expected volatility	NA	56.6%		55.2%		56.9%
Risk-free interest rate	NA	1.9%		2.6%		2.0%
Expected life of stock options granted during the period	NA	5.9	years	5.9	years	5.9	years

During the three months ended June 30, 2018, no stock options were granted.

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of June  30, 2018 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2018	7,988	$13.99
Granted	479	32.77
Exercised	(3,597)	12.02
Forfeited	(27)	17.94
Outstanding at June 30, 2018	4,843	17.29	6.8	$59
Exercisable at June 30, 2018	3,047	16.38	5.9	39

The weighted‑average grant‑date fair value of stock options granted during the six months ended June  30, 2018 was $15.38 per option. As of June  30, 2018, there was $11 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

The total intrinsic value of stock options exercised during the six months ended June  30, 2018 and 2017 was approximately $73 million and $9 million, respectively. Cash received from stock options exercised during the six months ended June  30, 2018 and 2017 was approximately $15 million and $20 million, respectively. The cash tax benefit from stock options exercised during the six months ended June  30, 2018 and 2017 was approximately $16 million and $2 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June  30, 2018 and 2017, the weighted-average expected volatility rate was 44.3% and 45.0%, respectively, and the weighted average risk-free interest rate was 2.3% and 1.5%, respectively. For the performance share unit awards granted in the six months ended June  30, 2018 and 2017, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of June  30, 2018 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2018	2,457		$14.93	696	$14.69
Granted	419		35.27	169	32.77
Vested	(820)	(1)	15.65	(331)	14.67
Forfeited	(117)		15.54	(7)	14.41
Nonvested at June 30, 2018	1,939		18.99	527	20.50

(1)

As of June 30, 2018, a total of 358,609 restricted stock units were vested but not yet issued, of which 15,922 vested during the six months ended June 30, 2018. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of June  30, 2018, there was $32 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted‑average period of approximately 1.9 years. The value of share awards that vested during the six months ended June  30, 2018 and 2017 was $24 million and $20 million, respectively.

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

During the six months ended June 30, 2018, based upon the increased and sustained profitability in our Advanced Materials and Textile Effects businesses in Switzerland, we released valuation allowances on certain net deferred tax assets in Switzerland. Given Switzerland’s limited seven year carryover of net operating losses (“NOLs”), we expect that some of our NOLs will expire unused. Therefore, we recorded a partial release of valuation allowance of $80 million. In addition, based upon the separation of our P&A Business from our U.K. combined group and the increased and sustained profitability in our Polyurethanes business in the U.K., we released valuation allowances on certain net deferred tax assets in the U.K. Because there will be limitations on utilization of certain NOLs and limitations on other deferred tax assets, we recorded a partial valuation allowance release of $15 million.

During the six months ended June 30, 2018, we recognized a discrete tax benefit of $13 million related to excess tax benefits from share-based compensation.

The U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) established new tax laws that affect 2018, including, but not limited to, (1) a reduction of the U.S. federal corporate tax rate; (2) the creation of the base erosion anti-abuse tax (BEAT); (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (“GILTI”); (5) a new limitation on deductible interest expense; and (6) the repeal of the domestic production activity deduction. We have included the effects of these provisions in our estimated annual effective tax rate for 2018.

Our accounting for the U.S. Tax Reform Act is incomplete as noted in our Form 10-K for the year ended December 31, 2017. We have, so far, been able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and reduction of the net deferred tax liability for the reduction in tax rate. There are also certain items where we made no provisional estimates, such as the impacts on multistate taxes and need for, or changes in, valuation allowances and unrecognized tax positions. On the basis of certain revised earnings and profit computations that were calculated during the reporting period, we have made an additional provisional measurement-period adjustment of $49 million related to the deemed repatriation transition tax during the second quarter of 2018. Our computations and analysis are still in process. We are continuing to gather additional information and expect to complete our accounting within the prescribed measurement period.

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

Huntsman Corporation

We recorded income tax expense from continuing operations of $57 million and $43 million for the six months ended June 30, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 10% for the six months ended June 30, 2018. The release of valuation allowances in Switzerland and the U.K. and the stock compensation excess benefits exceeded the additional provisional deemed repatriation transition tax, which resulted in a lower effective tax rate through the first six months of 2018.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $55 million and $43 million for the six months ended June 30, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 10% for the six months ended June 30, 2018. The release of valuation allowances in Switzerland and the U.K., and the stock compensation excess benefits exceeded the additional provisional deemed repatriation transition tax, which resulted in a lower effective tax rate through the first six months of 2018.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$268	$122	$483	$205
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$414	$167	$688	$243
Denominator:
Weighted average shares outstanding	238.7	238.3	239.8	237.8
Dilutive shares:
Stock-based awards	4.0	5.4	4.4	5.4
Total weighted average shares outstanding, including dilutive shares	242.7	243.7	244.2	243.2

Additional stock‑based awards of 0.6 million and 2.0 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2018 and 2017, respectively, and 0.8 million and 2.1 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2018 and 2017, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017 because the effect would be anti‑dilutive.

20. OPERATING SEGMENT INFORMATION

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

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Polyurethanes	$1,313	$1,022	$2,535	$1,975
Performance Products	593	561	1,196	1,094
Advanced Materials	292	260	571	519
Textile Effects	227	205	427	393
Corporate and eliminations	(21)	6	(30)	5
Total	$2,404	$2,054	$4,699	$3,986

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$269	$167	$530	$311
Performance Products	94	102	196	186
Advanced Materials	62	56	121	110
Textile Effects	29	24	55	45
Corporate and other(2)	(39)	(50)	(82)	(93)
Total	415	299	820	559
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(29)	(47)	(56)	(95)
Interest expense—discontinued operations	(11)	—	(20)	—
Income tax expense—continuing operations	(4)	(24)	(57)	(43)
Income tax expense—discontinued operations	(84)	(21)	(104)	(24)
Depreciation and amortization—continuing operations	(83)	(79)	(165)	(155)
Depreciation and amortization—discontinued operations	—	(29)	—	(59)
Net income attributable to noncontrolling interests	209	16	285	32
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	(7)	(4)	(8)	(7)
Merger costs	(1)	(6)	(1)	(6)
EBITDA from discontinued operations	429	95	572	121
Noncontrolling interest of discontinued operations	(188)	(3)	(243)	(6)
Loss on early extinguishment of debt	(3)	(1)	(3)	(1)
Certain legal and other settlements and related expenses	(1)	(1)	(8)	(1)
Gain on sale of businesses/assets	—	8	—	8
Amortization of pension and postretirement actuarial losses	(18)	(17)	(35)	(36)
Restructuring, impairment and plant closing and transition costs	(1)	(3)	(4)	(12)
Net income	$623	$183	$973	$275

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2018	2017	2018	2017
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$269	$167	$530	$311
Performance Products	94	102	196	186
Advanced Materials	62	56	121	110
Textile Effects	29	24	55	45
Corporate and other(2)	(39)	(50)	(79)	(91)
Total	415	299	823	561
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(34)	(51)	(66)	(102)
Interest expense—discontinued operations	(11)	—	(20)	—
Income tax expense—continuing operations	(3)	(24)	(55)	(43)
Income tax expense—discontinued operations	(84)	(21)	(104)	(24)
Depreciation and amortization—continuing operations	(83)	(75)	(164)	(149)
Depreciation and amortization—discontinued operations	—	(29)	—	(59)
Net income attributable to noncontrolling interests	209	16	285	32
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	(7)	(4)	(8)	(7)
Merger costs	(1)	(6)	(1)	(6)
EBITDA from discontinued operations	429	94	572	119
Noncontrolling interest of discontinued operations	(188)	(3)	(243)	(6)
Loss on early extinguishment of debt	(3)	(1)	(3)	(1)
Certain legal and other settlements and related expenses	(1)	(1)	(8)	(1)
Gain on sale of businesses/assets	—	8	—	8
Amortization of pension and postretirement actuarial losses	(17)	(17)	(37)	(37)
Restructuring, impairment and plant closing and transition costs	(1)	(3)	(4)	(12)
Net income	$620	$182	$967	$273

(1)

Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) acquisition and integration expenses and purchase accounting adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) loss on early extinguishment of debt; (f) certain legal and other settlements and related expenses; (g) gain on sale of businesses/assets; (h) amortization of pension and postretirement actuarial losses; (i) restructuring, impairment and plant closing and transition costs; (j) plant incident remediation costs; and (k) U.S. Tax Reform Act impact on noncontrolling interest.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non‑durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy‑based polymer formulations, textile chemicals and dyes. Our revenues for the six months ended June 30, 2018 and 2017 were $4,699 million and $3,986 million, respectively.

Recent Developments

Unsecured Revolving Credit Facility

On May 21, 2018, Huntsman International entered into the 2018 Credit Facility. Borrowings under the 2018 Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 8. Debt—Direct and Subsidiary Debt—Credit Facility” to our condensed consolidated financial statements.

In connection with entering into the 2018 Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss of early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released.

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. During the six months ended June 30, 2018, we repurchased 4,632,402 shares of our common stock for approximately $138 million, including commissions, under the repurchase program, of which $3 million was settled in July 2018. From July 1, 2018 through July 23, 2018, we repurchased an additional 542,933 shares of our common stock for approximately $16 million, including commissions. See “Note 13. Huntsman Corporation Stockholders’ Equity” to our condensed consolidated financial statements.

Demilec Acquisition

On April 23, 2018, we completed the Demilec Acquisition, which was funded from our Prior Credit Facility and our U.S. A/R Program. Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business is being integrated into our Polyurethanes segment. See “Note 3. Business Combination” to our condensed consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Differentiated growth and stable margins
•	Continued strong MDI supply/demand fundamentals
•	Lower MTBE margins

•	Contracting short-term component MDI spike

Performance Products:

•	Continued improvement in derivatives business
•	Continued strong glycol market conditions in upstream intermediates

Advanced Materials:

•	Consistent growth
•	Some raw material headwinds

Textile Effects:

•	Consistent growth from sustainable solutions
•	Headwinds in raw material costs offset by price increases

In 2018, we expect to spend approximately $325 million on capital expenditures.

We expect our long term adjusted effective tax rate will be approximately 23% to 25%. We believe our 2018 adjusted effective tax rate will range between 20% and 22%. We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends. We do not provide reconciliations for adjusted effective tax rate on a forward looking basis because we are unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and amount of certain items, such as business acquisition and integration expenses, merger costs, certain legal and other settlements and related costs, gains on sale of business/assets, and amortization of pension and postretirement actuarial losses. Each of such adjustments has not yet occurred, are out of our control and/or cannot be reasonably predicted. For the same reasons, we are unable to address the probable significance of the unavailable information.

During the six months ended June 30, 2018, we released $80 million of valuation allowance on certain deferred tax assets in Switzerland. Legislation is proposed in Switzerland that could potentially reduce income tax rates significantly, which would result in a non-cash tax expense related to the reduction in deferred tax assets of up to $35 million, if and when enacted.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2018	2017	Change	2018	2017	Change
Revenues	$2,404	$2,054	17%	$4,699	$3,986	18%
Cost of goods sold	1,849	1,618	14%	3,604	3,160	14%
Gross profit	555	436	27%	1,095	826	33%
Operating expenses	254	220	15%	496	439	13%
Restructuring, impairment and plant closing costs	1	3	(67)%	3	12	(75)%
Merger costs	1	6	(83)%	1	6	(83)%
Operating income	299	207	44%	595	369	61%
Interest expense	(29)	(47)	(38)%	(56)	(95)	(41)%
Equity in income of investment in unconsolidated affiliates	18	3	500%	31	3	933%
Loss on early extinguishment of debt	(3)	(1)	200%	(3)	(1)	200%
Other income, net	8	—	NM	15	4	275%
Income from continuing operations before income taxes	293	162	81%	582	280	108%
Income tax expense	(4)	(24)	(83)%	(57)	(43)	33%
Income from continuing operations	289	138	109%	525	237	122%
Income from discontinued operations, net of tax	334	45	642%	448	38	NM
Net income	623	183	240%	973	275	254%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(209)	(16)	NM	(285)	(32)	791%
Interest expense from continuing operations	29	47	(38)%	56	95	(41)%
Interest expense from discontinued operations	11	—	NM	20	—	NM
Income tax expense from continuing operations	4	24	(83)%	57	43	33%
Income tax expense from discontinued operations	84	21	300%	104	24	333%
Depreciation and amortization of continuing operations	83	79	5%	165	155	6%
Depreciation and amortization of discontinued operations	—	29	(100)%	—	59	(100)%
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	7	4		8	7
Merger costs	1	6		1	6
EBITDA from discontinued operations	(429)	(95)		(572)	(121)
Noncontrolling interest of discontinued operations	188	3		243	6
Loss on early extinguishment of debt	3	1		3	1
Certain legal and other settlements and related expenses	1	1		8	1
Gain on sale of businesses/assets	—	(8)		—	(8)
Amortization of pension and postretirement actuarial losses	18	17		35	36
Restructuring, impairment and plant closing and transition costs(4)	1	3		4	12
Adjusted EBITDA(1)	$415	$299	39%	$820	$559	47%

Net cash provided by operating activities from continuing operations				$339	$277	22%
Net cash used in investing activities from continuing operations				(480)	(95)	405%
Net cash provided by (used in) financing activities				64	(224)	NM
Capital expenditures from continuing operations				(109)	(101)	8%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2018	2017	Change	2018	2017	Change
Revenues	$2,404	$2,054	17%	$4,699	$3,986	18%
Cost of goods sold	1,848	1,617	14%	3,602	3,157	14%
Gross profit	556	437	27%	1,097	829	32%
Operating expenses	253	218	16%	494	436	13%
Restructuring, impairment and plant closing costs	1	3	(67)%	3	12	(75)%
Merger costs	1	6	(83)%	1	6	(83)%
Operating income	301	210	43%	599	375	60%
Interest expense	(34)	(51)	(33)%	(66)	(102)	(35)%
Equity in income of investment in unconsolidated affiliates	18	3	500%	31	3	933%
Loss on early extinguishment of debt	(3)	(1)	200%	(3)	(1)	200%
Other income, net	7	1	600%	13	5	160%
Income from continuing operations before income taxes	289	162	78%	574	280	105%
Income tax expense	(3)	(24)	(88)%	(55)	(43)	28%
Income from continuing operations	286	138	107%	519	237	119%
Income from discontinued operations, net of tax	334	44	659%	448	36	NM
Net income	620	182	241%	967	273	254%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(209)	(16)	NM	(285)	(32)	791%
Interest expense from continuing operations	34	51	(33)%	66	102	(35)%
Interest expense from discontinued operations	11	—	NM	20	—	NM
Income tax expense from continuing operations	3	24	(88)%	55	43	28%
Income tax expense from discontinued operations	84	21	300%	104	24	333%
Depreciation and amortization of continuing operations	83	75	11%	164	149	10%
Depreciation and amortization of discontinued operations	—	29	(100)%	—	59	(100)%
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	7	4		8	7
Merger costs	1	6		1	6
EBITDA from discontinued operations	(429)	(94)		(572)	(119)
Noncontrolling interest of discontinued operations	188	3		243	6
Loss on early extinguishment of debt	3	1		3	1
Certain legal and other settlements and related expenses	1	1		8	1
Gain on sale of businesses/assets	—	(8)		—	(8)
Amortization of pension and postretirement actuarial losses	17	17		37	37
Restructuring, impairment and plant closing and transition costs(4)	1	3		4	12
Adjusted EBITDA(1)	$415	$299	39%	$823	$561	47%

Net cash provided by operating activities from continuing operations				$329	$274	20%
Net cash used in investing activities from continuing operations				(503)	(98)	413%
Net cash provided by (used in) financing activities				98	(218)	NM
Capital expenditures from continuing operations				(109)	(101)	8%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2018			June 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$623			$183
Net income attributable to noncontrolling interests			(209)			(16)
Acquisition and integration expenses and purchase accounting adjustments	$7	$(2)	5	$4	$—	4
Merger costs	1	—	1	6	—	6
Income from discontinued operations, net of tax(7)	(429)	95	(334)	(95)	50	(45)
Noncontrolling interest of discontinued operations	188	—	188	3	—	3
Loss on early extinguishment of debt	3	(1)	2	1	—	1
Certain legal and other settlements and related expenses	1	—	1	1	—	1
Gain on sale of businesses/assets	—	—	—	(8)	—	(8)
Amortization of pension and postretirement actuarial losses	18	(4)	14	17	(4)	13
Release of significant income tax valuation allowances(3)	(95)	—	(95)	—	—	—
U.S. Tax Reform Act impact on income tax expense	49	—	49	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	1	—	1	3	(1)	2
Adjusted net income(2)			$246			$144

Weighted average shares-basic			238.7			238.3
Weighted average shares-diluted			242.7			243.7

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.12			$0.51
Income from discontinued operations			0.61			0.19
Net income			$1.73			$0.70

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.11			$0.50
Income from discontinued operations			0.60			0.19
Net income			$1.71			$0.69

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$1.01			$0.59

	Six months			Six months
	ended			ended
	June 30, 2018			June 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$973			$275
Net income attributable to noncontrolling interests			(285)			(32)
Acquisition and integration expenses and purchase accounting adjustments	$8	$(2)	6	$7	$(1)	6
Merger costs	1	—	1	6	—	6
Income from discontinued operations, net of tax(7)	(572)	124	(448)	(121)	83	(38)
Noncontrolling interest of discontinued operations	243	—	243	6	—	6
Loss on early extinguishment of debt	3	(1)	2	1	—	1
Certain legal settlements and related expenses	8	(1)	7	1	—	1
Gain on sale of businesses/assets	—	—	—	(8)	—	(8)
Amortization of pension and postretirement actuarial losses	35	(8)	27	36	(8)	28
Release of significant income tax valuation allowances(3)	(95)	—	(95)	—	—	—
U.S. Tax Reform Act impact on income tax expense	49	—	49	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	4	(1)	3	12	(3)	9
Adjusted net income(2)			$483			$254

Weighted average shares-basic			239.8			237.8
Weighted average shares-diluted			244.2			243.2

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$2.01			$0.86
Income from discontinued operations			0.86			0.16
Net income			$2.87			$1.02

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.98			$0.84
Income from discontinued operations			0.84			0.16
Net income			$2.82			$1.00

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$1.98			$1.04

Capital expenditures, net of reimbursements(5)			$(107)			$(100)

Net cash provided by operating activities from continuing operations			$339			$277
Capital expenditures			(109)			(101)
All other investing activities from continuing operations, excluding acquisitions and disposition activities			(1)			1
Non-recurring merger costs			1			—
Free cash flow(6)			$230			$177

Huntsman International

	Three months			Three months
	ended			ended
	June 30, 2018			June 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$620			$182
Net income attributable to noncontrolling interests			(209)			(16)
Acquisition and integration expenses and purchase accounting adjustments	$7	$(2)	5	$4	$—	4
Merger costs	1	—	1	6	—	—
Income from discontinued operations, net of tax(7)	(429)	95	(334)	(94)	50	(44)
Noncontrolling interest of discontinued operations	188	—	188	3	—	3
Loss on early extinguishment of debt	3	(1)	2	1	—	1
Certain legal and other settlements and related expenses	1	—	1	1	—	1
Gain on sale of businesses/assets	—	—	—	(8)	—	(8)
Amortization of pension and postretirement actuarial losses	17	(4)	13	17	(4)	13
Release of significant income tax valuation allowances(3)	(95)	—	(95)	—	—	—
U.S. Tax Reform Act impact on income tax expense	49	—	49	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	1	—	1	3	(1)	2
Adjusted net income(2)			$242			$138
Other non-GAAP measures:

	Six months			Six months
	ended			ended
	June 30, 2018			June 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$967			$273
Net income attributable to noncontrolling interests			(285)			(32)
Acquisition and integration expenses and purchase accounting adjustments	$8	$(2)	6	$7	$(1)	6
Merger costs	1	—	1	6	—	6
Income from discontinued operations, net of tax(7)	(572)	124	(448)	(119)	83	(36)
Noncontrolling interest of discontinued operations	243	—	243	6	—	6
Loss on early extinguishment of debt	3	(1)	2	1	—	1
Certain legal and other settlements and related expenses	8	(1)	7	1	—	1
Gain on sale of businesses/assets	—	—	—	(8)	—	(8)
Amortization of pension and postretirement actuarial losses	37	(8)	29	37	(8)	29
Release of significant income tax valuation allowances(3)	(95)	—	(95)	—	—	—
U.S. Tax Reform Act impact on income tax expense	49	—	49	—	—	—
Restructuring, impairment and plant closing and transition costs(4)	4	(1)	3	12	—	12
Adjusted net income(2)			$479			$258

Other non-GAAP measures:
Capital expenditures, net of reimbursements(5)			$(107)			$(100)

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) acquisition and integration expenses and purchase accounting adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) loss on early extinguishment of debt; (f) certain legal and other settlements and related expenses; (g) gain or loss on sale of businesses/assets; (h) amortization of pension and postretirement actuarial losses; (i) restructuring, impairment and plant closing and transition costs; (j) plant incident remediation costs; and (k) U.S. Tax Reform Act impact on noncontrolling interest. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income is computed by eliminating the after‑tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) merger costs; (c) income from discontinued operations, net of tax; (d) noncontrolling interest of discontinued operations (e) loss on early extinguishment of debt; (f) certain legal and other settlements and related expenses; (g) gain or loss on sale of assets/businesses; (h) amortization of pension and postretirement actuarial losses; (i) release or establishment of significant income tax valuation allowances; (j) U.S. Tax Reform Act impact on income tax expense; (k) restructuring, impairment and plant closing and transition costs; (l) plant incident remediation costs; and (m) U.S. Tax Reform Act impact on noncontrolling interest. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

(3)

The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. During the six months ended June 30, 2018, we released $95 million of valuation allowances in Switzerland and the U.K. We eliminated the effect of this significant change in tax valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period. We do not adjust for insignificant changes in tax valuation allowances because we do not believe this provides more meaningful information than is provided under GAAP.

(4)

Includes costs associated with transition activities relating to the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our consolidated statements of operations.

(5)

Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the six months ended June 30, 2018 and 2017, capital expenditures from continuing operations of $109 million and $101 million, respectively, were reimbursed in part by $2 million and $1 million, respectively, from joint venture partners.

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

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

As discussed in “Note 4. Discontinued Operations” to our condensed consolidated financial statements, the results from continuing operations for all periods presented exclude the results of the former P&A Business and the results of our former polymers, base chemicals and Australian styrenics business. The increase of $247 million in net income attributable to Huntsman Corporation and the increase of $245 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the three months ended June 30, 2018 increased by $350 million, or 17%, as compared with the 2017 period. The increase was primarily due to higher average selling prices in all our segments and higher sales volumes in all our segments, except for our Performance Products segment. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2018 increased by $119 million each, or 27% each, as compared with the 2017 period. The increase resulted from higher gross margins in all our segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2018 increased by $34 million and $35 million, respectively, or 15% and 16%, respectively, as compared with the 2017 period, primarily related to an increase in consulting costs and the impact of translating foreign currency amounts to the U.S. dollar.

•

Our interest expense and the interest expense of Huntsman International for the three months ended June 30, 2018 decreased by $18 million and $17 million, respectively, or 38% and 33%, respectively, as compared with the 2017 period. The decrease was due to the early repayments on our term loans during the second half of 2017.

•

Equity in income of investment in unconsolidated affiliates for the three months ended June 30, 2018 was $18 million compared to $3 million in the 2017 period. The PO/MTBE joint venture with Sinopec, of which we hold a 49% interest, began commercial operations during the second half of 2017.

•

Our income tax expense for the three months ended June 30, 2018 decreased to $4 million from $24 million in the 2017 period. The income tax expense of Huntsman International for the three months ended June 30, 2018 decreased to $3 million from $24 million in the 2017 period. The decrease in tax expense was primarily due to the release of valuation allowances in Switzerland and the U.K. and the stock compensation excess tax benefits, which is partially offset by the additional tax expense from increased pre-tax income and the additional provisional deemed repatriation transition tax. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of the former P&A Business as discontinued operations. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements. In addition to the former P&A Business, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. Our income from discontinued operations, net of tax, for the three months ended June 30, 2018 increased to $334 million from $45 million in the 2017 period. Income from discontinued operations, net of tax, of Huntsman International for the three months ended June 30, 2018 increased to $334 million from $44 million in the 2017 period. The increase was primarily due to Venator’s improved margins primarily as a result from higher average selling prices and higher sales volumes in titanium dioxide and the recognition of an insurance gain..

Segment Analysis

	Three months
	ended
	June 30,		Percent
(Dollars in millions)	2018	2017	Change
Revenues
Polyurethanes	$1,313	$1,022	28%
Performance Products	593	561	6%
Advanced Materials	292	260	12%
Textile Effects	227	205	11%
Corporate and eliminations	(21)	6	NM
Total	$2,404	$2,054	17%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$269	$167	61%
Performance Products	94	102	(8)%
Advanced Materials	62	56	11%
Textile Effects	29	24	21%
Corporate and other	(39)	(50)	22%
Total	$415	$299	39%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$269	$167	61%
Performance Products	94	102	(8)%
Advanced Materials	62	56	11%
Textile Effects	29	24	21%
Corporate and other	(39)	(50)	22%
Total	$415	$299	39%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2018 vs 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	10%	4%	—	14%
Performance Products	4%	3%	5%	(6)%
Advanced Materials	4%	4%	2%	2%
Textile Effects	3%	3%	(1)%	6%
Total Company	6%	4%	1%	6%

	Three months ended June 30, 2018 vs March 31, 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(1)%	—	1%	7%
Performance Products	—	(1)%	9%	(10)%
Advanced Materials	2%	(1)%	(1)%	5%
Textile Effects	8%	(1)%	—	7%
Total Company	—	(1)%	6%	—

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased in response to continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI sales volumes increased due to increased demand across most major markets. MTBE sales volumes increased due to the impact of maintenance outages during the second quarter of 2017. The increase in segment adjusted EBITDA was primarily due to higher MDI and MTBE margins.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended June 30, 2018 compared to the same period of 2017 was due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily due to strong market conditions across several of our derivatives businesses and in response to higher raw materials costs. Sales volumes decreased primarily due to the impact of the planned maintenance outage at our Port Neches, Texas facility in the second quarter of 2018, partially offset by higher sales volumes in certain of our specialty amines and maleic anhydride businesses. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and higher fixed costs attributed to the planned maintenance outage, partially offset by stronger glycol market conditions.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended June 30, 2018, compared to the same period in 2017 was due to higher sales volumes and higher average selling prices. Sales volumes increased across most markets in our core specialty business but were partially offset by lower sales volumes in our wind market due to challenging industry conditions. Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. The increase in segment adjusted EBITDA was primarily due to higher specialty sales volumes, partially offset by higher raw material and fixed costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended June 30, 2018 compared to the same period of 2017 was due to higher sales volumes and higher average selling prices. Sales volumes increased across most regions. Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and average selling prices, partially offset by higher raw material costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2018, adjusted EBITDA from Corporate and other for both Huntsman Corporation and Huntsman International increased by $11 million to a loss of $39 million from a loss of $50 million for the same period of 2017. The increase in segment adjusted EBITDA from Corporate and other resulted primarily from a decrease in LIFO inventory reserve and an increase in gains from benzene sales.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

As discussed in “Note 4. Discontinued Operations” to our condensed consolidated financial statements, the results from continuing operations for all periods presented exclude the results of the former P&A Business and the results of our former polymers, base chemicals and Australian styrenics business. The increase of 445 million in net income attributable to Huntsman Corporation and the increase of $441 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the six months ended June 30, 2018 increased by $713 million, or 18%, as compared with the 2017 period. The increase was primarily due to higher average selling prices in all our segments and higher sales volumes in all our segments, except for our Advanced Materials segment. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2018 increased by $269 million and $268 million, respectively, or 33% and 32%, respectively, as compared with the 2017 period. The increase resulted from higher gross margins in all our segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2018 increased by $57 million and $58 million, respectively, or 13% each, as compared with the 2017 period, primarily related to an increase in research and development costs, consulting costs and the impact of translating foreign currency amounts to the U.S. dollar.

•

Our interest expense and the interest expense of Huntsman International for the six months ended June 30, 2018 decreased by $39 million and $36 million, respectively, or 41% and 35%, respectively, as compared with the 2017 period. The decrease was due to the early repayments on our term loans during the second half of 2017.

•

Equity in income of investment in unconsolidated affiliates for the six months ended June 30, 2018 was $31 million compared to $3 million in the 2017 period. The PO/MTBE joint venture with Sinopec, of which we hold a 49% interest, began commercial operations during the second half of 2017.

•

Our income tax expense for the six months ended June 30, 2018 increased to $57 million from $43 million in the 2017 period. The income tax expense of Huntsman International for the six months ended June 30, 2018 increased to $55 million from $43 million in the 2017 period. The increase in tax expense was primarily due to the increase in pre-tax income and the additional provisional deemed repatriation transition tax, which is partially offset by the release of valuation allowances in Switzerland and the U.K. and the stock compensation excess tax benefits. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of the former P&A Business as discontinued operations. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements. In addition to the former P&A Business, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. Our income from discontinued operations, net of tax for the six months ended June 30, 2018 increased to $448 million from $38 million in the 2017 period. Income from discontinued operations, net of tax of Huntsman International for the six months ended June 30, 2018 increased to $448 million from $36 million in the 2017 period. The increase was primarily due to Venator’s improved margins primarily as a result from higher average selling prices and higher sales volumes in titanium dioxide and the recognition of an insurance gain.

Segment Analysis

	Six months
	ended
	June 30,		Percent
(Dollars in millions)	2018	2017	Change

Revenues
Polyurethanes	$2,535	$1,975	28%
Performance Products	1,196	1,094	9%
Advanced Materials	571	519	10%
Textile Effects	427	393	9%
Corporate and eliminations	(30)	5	NM
Total	$4,699	$3,986	18%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$530	$311	70%
Performance Products	196	186	5%
Advanced Materials	121	110	10%
Textile Effects	55	45	22%
Corporate and other	(82)	(93)	12%
Total	$820	$559	47%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$530	$311	70%
Performance Products	196	186	5%
Advanced Materials	121	110	10%
Textile Effects	55	45	22%
Corporate and other	(79)	(91)	13%
Total	$823	$561	47%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2018 vs 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	12%	5%	(1)%	12%
Performance Products	5%	3%	—	1%
Advanced Materials	3%	6%	2%	(1)%
Textile Effects	1%	3%	1%	4%
Total Company	7%	5%	(1)%	7%

Polyurethanes

The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased in response to continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI sales volumes increased due to increased demand across most major markets. MTBE sales volumes increased due to the impact of maintenance outages during the second quarter of 2017. The increase in segment adjusted EBITDA was primarily due to higher MDI and MTBE margins.

Performance Products

The increase in revenues in our Performance Products segment for the six months ended June 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to strong market conditions across several of our derivatives businesses and in response to higher raw materials costs. Sales volumes increased in our amines, maleic anhydride and ethylene glycol businesses. The increase in segment adjusted EBITDA was primarily due to higher margins.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the six months ended June 30, 2018, compared to the same period in 2017 was due to higher average selling prices,  partially offset by lower sales volumes.  Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. Sales volumes increased across most markets in our core specialty business, but were offset by lower sales volumes in our wind market due to challenging industry conditions. The increase in segment adjusted EBITDA was primarily due to higher specialty sales volumes, partially offset by higher raw material costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the six months ended June 30, 2018 compared to the same period of 2017 was due to higher sales volumes and higher average selling prices. Sales volumes increased across most regions. Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and average selling prices, partially offset by higher raw material costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2018, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $11 million to a loss of $82 million from a loss of $93 million for the same period of 2017. For the six months ended June 30, 2018, adjusted EBITDA from Corporate and other for Huntsman

International increased by $12 million to a loss of $79 million from a loss of $91 million for the same period of 2017. The increase in segment adjusted EBITDA from Corporate and other resulted primarily from a decrease in LIFO inventory reserve, an increase in gains from benzene sales and a decrease in unallocated corporate overhead, partially offset by an increase in unallocated foreign currency exchange loss.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10‑Q.

Cash Flows for the Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2018 and 2017 was $339 million and $277 million, respectively. The increase in net cash provided by operating activities from continuing operations during the six months ended June 30, 2018 compared with the same period in 2017 was primarily attributable to increased operating income as described in “—Results of Operations” above, partially offset by a $123 million unfavorable variance in operating assets and liabilities for the six months ended June 30, 2018 as compared with the same period of 2017.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2018 and 2017 was $480 million and $95 million, respectively. During the six months ended June 30, 2018 and 2017, we paid $109 million and $101 million, respectively, for capital expenditures. During the six months ended June 30, 2018 and 2017, we paid $370 million and $14 million for the acquisition of businesses, net of cash acquired. For more information concerning business acquisitions, see “Note 3. Business Combination” to our condensed consolidated financial statements.

Net cash provided by (used in) financing activities for the six months ended June 30, 2018 and 2017 was $64 million and $(224) million, respectively. The increase in net cash provided by financing activities was primarily due to borrowings on our 2018 Credit Facility and proceeds from the secondary offering of the P&A Business, partially offset by our repurchase of shares of our common stock under the share repurchase program and increased dividends paid to common stockholders and noncontrolling interests.

Free cash flow from continuing operations for the six months ended June 30, 2018 and 2017 were cash proceeds of $230 million and $177 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding merger and acquisition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	Less		December 31,	Increase	Percent
	2018	Acquisitions(2)	Subtotal	2017	(Decrease)	Change
Cash and cash equivalents	$408	$(2)	$406	$470	$(64)	(14)%
Restricted cash	1	—	1	11	(10)	(91)%
Accounts and notes receivable, net	1,377	(35)	1,342	1,283	59	5%
Inventories	1,178	(21)	1,157	1,073	84	8%
Prepaid expenses	59	—	59	60	(1)	(2)%
Other current assets	192	—	192	202	(10)	(5)%
Current assets held for sale(1)	3,158	—	3,158	2,880	278	10%
Total current assets	6,373	(58)	6,315	5,979	336	6%
Accounts payable	993	(13)	980	964	16	2%
Accrued liabilities	469	(7)	462	569	(107)	(19)%
Current portion of debt	255	—	255	40	215	538%
Current liabilities held for sale(1)	1,578	—	1,578	1,692	(114)	(7)%
Total current liabilities	3,295	(20)	3,275	3,265	10	—
Working capital	$3,078	$(38)	$3,040	$2,714	$326	12%

(1)

The assets and liabilities held for sale are classified as current as of June 30, 2018 and December 31, 2017 because it is probable that the sale of our controlling financial interest in Venator ordinary shares will occur and proceeds will be collected within one year.

(2)	Represents amounts related to business acquisitions. For more information, see “Note 3. Business Combination” to our condensed consolidated financial statements.

Excluding the effects of business acquisitions, our working capital increased by $326 million as a result of the net impact of the following significant changes:

•	The decrease in cash, cash equivalents and restricted cash of $74 million resulted from the matters identified on our condensed consolidated statements of cash flows.

•	Accounts and notes receivable increased by $59 million mainly due to higher revenues in the second quarter of 2018 compared to the fourth quarter of 2017.

•	Inventories increased by $84 million primarily due to seasonally higher inventory volumes and higher raw material costs.

•	Accounts payable increased by $16 million primarily due to higher purchases consistent with the higher inventory balances.

•	Accrued liabilities decreased by $107 million primarily due to the payment of accrued compensation, taxes, other than income, accrued rebates and accrued restructuring and plant closing costs.

•	Current portion of debt increased by $215 million primarily due to borrowings on our 2018 Credit Facility of $225 million for the Demilec Acquisition that we expect to repay within the next 12 months.

Direct and Subsidiary Debt

See “Note 8. Debt—Direct and Subsidiary Debt” to our condensed consolidated financial statements.

Debt Issuance Costs

See “Note 8. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our condensed consolidated financial statements.

Credit Facility

See “Note 8. Debt—Direct and Subsidiary Debt—Credit Facility” to our condensed consolidated financial statements.

A/R Programs

See “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

See “Note 8. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our condensed consolidated financial statements.

Compliance with Covenants

See “Note 8. Debt—Compliance with Covenants” to our condensed consolidated financial statements.

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2018, we had $1,459 million of combined cash and unused borrowing capacity, consisting of $409 million in cash and restricted cash, $966 million in availability under our 2018 Credit Facility, and $84 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

On May 21, 2018, Huntsman International entered into the 2018 Credit Facility, which replaced Huntsman International’s Prior Credit Facility. See “Recent Developments—Unsecured Revolving Credit Facility.”

•

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $151 million for the six months ended June 30, 2018, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•

During 2018, we expect to spend approximately $325 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities and cost reduction and expansion facilities. We expect to fund this spending with cash provided by operations.

•

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Prior Credit Facility and $75 million under our U.S. A/R Program. Proceeds from $275 million of borrowings under the 2018 Credit Facility were used to repay borrowings under our Prior Credit Facility. See “Note 1. General—Recent Developments—Demilec Acquisition” to our condensed consolidated financial statements.

•

During the six months ended June 30, 2018, we made contributions to our pension and postretirement benefit plans related to continuing operations of $46 million. During the remainder of 2018, we expect to contribute an additional amount of approximately $51 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of June 30, 2018, we had $49 million of accrued restructuring costs from continuing operations, of which $7 million is classified as current. For further discussion of these plans and the costs involved, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

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

•

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2018, we repurchased 4,632,402 shares of our common stock for approximately $138 million, including commissions, under the repurchase program, of which $3 million was settled in July 2018. From July 1, 2108 through July 23, 2018, we repurchased an additional 542,933 shares of our common stock for approximately $16 million, including commissions.

•

We expect to monetize our investment in Venator and expect to use the net proceeds to repay borrowings under the 2018 Credit Facility, for acquisitions, to repurchase shares of our common stock and for other corporate purposes.

•

We believe that cash taxes related to our completed dispositions of Venator will be approximately $185 million, with $35 million paid in 2017, $15 million paid in 2018 and the remaining $135 million spread over the next seven years. To the extent that we receive net cash proceeds of less than $20 per share on future Venator dispositions, we will pay zero additional taxes related to the sale of our remaining 53% interest in Venator. Any net cash proceeds above $20 per share relating to the sale of our remaining 53% interest in Venator will be taxed at approximately 22%.

•	As of June 30, 2018, we had indebtedness of $2.6 billion, and we believe we have achieved an investment-grade profile.

As of June 30, 2018, we had $255 million classified as current portion of debt, including borrowings on our 2018 Credit Facility of $225 million, debt at our variable interest entities of $23 million, and certain other short‑term facilities and scheduled amortization payments totaling $7 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of June 30, 2018, we had approximately $343 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non‑U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or repayments of intercompany debt. While the repatriation of cash as a dividend or repayment of intercompany debt would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act, such repatriation may be subject to limited foreign taxes.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring plans and the costs involved, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2018, we had approximately $146 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is included in our consolidated results. See “Note 6. Variable Interest Entities” to our condensed consolidated financial statements. The notional amount of the swap as of June 30, 2018 was $12 million, and the interest rate contract was not designated as a cash flow hedge. As of June 30, 2018, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and six months ended June 30, 2018 and 2017, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2018, we have designated approximately €505 million (approximately $585 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2018 and 2017, the amount recognized on the hedge of our net investment was a gain of $24 million and a loss of $54 million, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of June 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments with respect to material legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2017. See also “Note 15. Commitments and Contingencies—Legal Matters—Indemnification Matters” and “Note 16. Environmental, Health and Safety Matters—North Maybe Mine Remediation.”

Rockwood Litigation

On February 6, 2017, we filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Albemarle Corporation (as Rockwood’s successor) and certain former Rockwood executives to recover damage for fraud and breach of contract. During the commissioning of a new Venator production facility in Augusta, Georgia (the “Augusta Facility”) for the synthesis of iron oxide pigments, Venator experienced delays producing products at the expected specifications and quantities, raising questions regarding the capabilities of the technology we acquired from Rockwood in October 2014. In May 2018, Venator implemented a plan to cease using certain portions of the Augusta Facility and incurred significant restructuring expenses. We are seeking various forms of legal remedy, including compensatory damages, punitive damages, expectation damages, consequential damages and restitution. Venator is not party to the suit.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Changes in U.S. trade policies and other factors beyond the Company’s control may adversely impact our business, financial condition and results of operations.

Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, textile, automotive and consumer products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. Additionally, our products may become directly subject to future tariffs, which would in turn raise the cost to our customers and could adversely affect the demand for our products. Direct or unforeseen consequences of tariffs, retaliatory tariffs or other trade restrictions may also alter the competitive landscape of our products in one or more regions of the world.

It remains unclear how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers’ products, and/or the global economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the months ended June 30, 2018.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
April	1,895,914	$28.86	1,895,724	$344,000,000
May	137,246	31.02	136,700	890,000,000
June	914,678	30.62	914,678	862,000,000
Total	2,947,838	29.51	2,947,102

(1)

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended June 30, 2018, we repurchased 2,947,102 shares of our common stock for approximately $87 million, including commissions, under the repurchase program, of which $3 million was settled in July 2018.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
2.1		Share Purchase Agreement dated as of March 13, 2018, by and among Lux Insulation Management S.à r.l. & Partners S.C.A. and Lux Insulation Management S.à r.l. and Huntsman International LLC	8-K	2.1	March 31, 2018
3.1		Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	May 12, 2014
3.2		Fifth Amended and Restated Bylaws of Huntsman Corporation dated as of December 21, 2016	8-K	3.1	December 23, 2016
10.1		Credit Agreement, dated May 21, 2018, between Huntsman International LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, and Goldman Sachs Bank USA and PNC Bank, National Association, as co-documentation agents, and the lenders thereto.	8-K	10.1	May 23, 2018
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2018	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)