Form 10-Q
period 2018-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2018-10-30
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☐	Emerging Growth company ☐

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

On October 22, 2018, 238,321,460 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED SEPTEMBER 30, 2018

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$446	$470
Restricted cash(a)	—	11
Accounts and notes receivable (net of allowance for doubtful accounts of $24 and $25, respectively), ($402 and $334 pledged as collateral, respectively)(a)	1,379	1,256
Accounts receivable from affiliates	15	27
Inventories(a)	1,231	1,073
Prepaid expenses	50	60
Other current assets(a)	180	202
Current assets held for sale	2,916	2,880
Total current assets	6,217	5,979
Property, plant and equipment, net(a)	3,004	3,098
Investment in unconsolidated affiliates	303	266
Intangible assets, net(a)	119	56
Goodwill	388	140
Deferred income taxes	300	208
Other noncurrent assets(a)	565	497
Total assets	$10,896	$10,244

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$964	$946
Accounts payable to affiliates	34	18
Accrued liabilities(a)	540	569
Current portion of debt(a)	200	40
Current liabilities held for sale	1,564	1,692
Total current liabilities	3,302	3,265
Long-term debt(a)	2,277	2,258
Deferred income taxes	280	264
Other noncurrent liabilities(a)	1,073	1,086
Total liabilities	6,932	6,873
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 255,949,032 and 252,759,715 shares issued and 237,446,147 and 240,213,606 shares outstanding, respectively	3	3
Additional paid-in capital	3,982	3,889
Treasury stock, 18,502,888 and 12,607,223 shares, respectively	(325)	(150)
Unearned stock-based compensation	(19)	(15)
Retained earnings	671	161
Accumulated other comprehensive loss	(1,354)	(1,268)
Total Huntsman Corporation stockholders’ equity	2,958	2,620
Noncontrolling interests in subsidiaries	1,006	751
Total equity	3,964	3,371
Total liabilities and equity	$10,896	$10,244

(a)

At September 30, 2018 and December 31, 2017, respectively, $23 and $15 of cash and cash equivalents, nil and $11 of restricted cash, $32 and $35 of accounts and notes receivable (net), $56 and $46 of inventories, $6 and $7 of other current assets, $257 and $283 of property, plant and equipment (net), $11 and $10 of intangible assets (net), $54 and $43 of other noncurrent assets, $91 and $109 of accounts payable, $33 and $32 of accrued liabilities, $23 and $21 of current portion of debt, $71 and $86 of long‑term debt, and $94 and $98 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Trade sales, services and fees, net	$2,400	$2,137	$7,022	$6,048
Related party sales	44	32	121	107
Total revenues	2,444	2,169	7,143	6,155
Cost of goods sold	1,920	1,697	5,524	4,857
Gross profit	524	472	1,619	1,298
Operating expenses:
Selling, general and administrative	213	198	612	583
Research and development	37	35	113	103
Restructuring, impairment and plant closing costs	5	1	8	13
Merger costs	1	12	2	18
Other operating expense (income), net	1	5	22	(9)
Total operating expenses	257	251	757	708
Operating income	267	221	862	590
Interest expense	(30)	(39)	(86)	(134)
Equity in income of investment in unconsolidated affiliates	14	1	45	4
Loss on early extinguishment of debt	—	(35)	(3)	(36)
Other income, net	5	3	20	7
Income from continuing operations before income taxes	256	151	838	431
Income tax expense	(27)	(35)	(84)	(78)
Income from continuing operations	229	116	754	353
(Loss) income from discontinued operations, net of tax	(237)	63	211	101
Net (loss) income	(8)	179	965	454
Net income attributable to noncontrolling interests	(3)	(32)	(288)	(64)
Net (loss) income attributable to Huntsman Corporation	$(11)	$147	$677	$390

Basic (loss) income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.86	$0.36	$2.88	$1.22
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.91)	0.26	(0.05)	0.42
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.05)	$0.62	$2.83	$1.64
Weighted average shares	237.9	238.5	239.1	238.0

Diluted (loss) income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.85	$0.34	$2.83	$1.19
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.90)	0.26	(0.04)	0.41
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.05)	$0.60	$2.79	$1.60
Weighted average shares	240.8	244.0	243.0	243.5

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$205	$84	$688	$289
(Loss) income from discontinued operations, net of tax	(216)	63	(11)	101
Net (loss) income	$(11)	$147	$677	$390
Dividends per share	$0.1625	$0.125	$0.4875	$0.375

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(8)	$179	$965	$454
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(41)	66	(156)	201
Pension and other postretirement benefits adjustments	16	18	61	55
Other, net	—	(1)	(8)	(3)
Other comprehensive (loss) income, net of tax	(25)	83	(103)	253
Comprehensive (loss) income	(33)	262	862	707
Comprehensive income attributable to noncontrolling interests	(2)	(37)	(256)	(76)
Comprehensive (loss) income attributable to Huntsman Corporation	$(35)	$225	$606	$631

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
						Retained	Accumulated
	Shares		Additional		Unearned	earnings	other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	(accumulated	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	deficit)	loss	subsidiaries	equity
Balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$751	$3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Revised balance January 1, 2018	240,213,606	3	3,889	(150)	(15)	171	(1,278)	751	3,371
Net income	—	—	—	—	—	677	—	288	965
Other comprehensive loss	—	—	—	—	—	—	(76)	(27)	(103)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,127,211	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	6	—	10	—	—	—	16
Repurchase and cancellation of stock awards	(259,495)	—	—	—	—	(30)	—	—	(30)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(33)	(33)
Stock options exercised	2,260,490	—	46	—	—	(29)	—	—	17
Repurchase of common stock	(5,895,665)	—	—	(175)	—	—	—	—	(175)
Disposition of a portion of P&A Business	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of P&A Business	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	—	—	—	27	27
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends declared on common stock	—	—	—	—	—	(117)	—	—	(117)
Balance, September 30, 2018	237,446,147	$3	$3,982	$(325)	$(19)	$671	$(1,354)	$1,006	$3,964

Balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$180	$1,467
Net income	—	—	—	—	—	390	—	64	454
Other comprehensive income	—	—	—	—	—	—	313	(60)	253
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,200,218	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	7	—	13	—	—	—	20
Repurchase and cancellation of stock awards	(348,887)	—	—	—	—	(8)	—	—	(8)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	4	4
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Disposition of a portion of P&A Business	—	—	209	—	—	—	—	—	209
Separation costs of P&A Business	—	—	(40)	—	—	—	—	—	(40)
Conversion of restricted awards to P&A Business awards	—	—	(2)	—	2	—	—	—	—
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	—	—	—	318	318
Stock options exercised	1,388,141	—	37	—	—	(15)	—	—	22
Dividends declared on common stock	—	—	—	—	—	(90)	—	—	(90)
Balance, September 30, 2017	238,609,819	$3	$3,683	$(150)	$(19)	$(48)	$(1,358)	$480	$2,591

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2018	2017
Operating Activities:
Net income	$965	$454
Less: Income from discontinued operations, net of tax	(211)	(101)
Income from continuing operations	754	353
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(45)	(4)
Depreciation and amortization	250	235
Loss (gain) on disposal of businesses/assets, net	3	(5)
Loss on early extinguishment of debt	3	36
Noncash interest expense	1	7
Noncash restructuring and impairment charges	2	—
Deferred income taxes	(94)	24
Noncash loss (gain) on foreign currency transactions	3	(4)
Stock-based compensation	22	25
Other, net	5	3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(129)	(148)
Inventories	(170)	(118)
Prepaid expenses	7	2
Other current assets	12	31
Other noncurrent assets	(75)	(22)
Accounts payable	62	95
Accrued liabilities	(15)	46
Other noncurrent liabilities	38	(18)
Net cash provided by operating activities from continuing operations	634	538
Net cash provided by operating activities from discontinued operations	300	205
Net cash provided by operating activities	934	743

Investing Activities:
Capital expenditures	(180)	(159)
Acquisition of businesses, net of cash acquired	(366)	(14)
Proceeds from sale of businesses/assets	—	21
Cash received from termination of cross-currency interest rate contracts	—	7
Net cash used in investing activities from continuing operations	(546)	(145)
Net cash used in investing activities from discontinued operations	(265)	(49)
Net cash used in investing activities	(811)	(194)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2018	2017
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	$265	$(36)
Repayments of short-term debt	(6)	(10)
Borrowings on short-term debt	6	6
Repayments of long-term debt	(59)	(1,439)
Proceeds from long-term debt of P&A Business	—	750
Proceeds from issuance of long-term debt	—	24
Repayments of notes payable	(24)	(20)
Borrowings on notes payable	—	11
Debt issuance costs paid	(4)	(21)
Dividends paid to noncontrolling interests	(33)	(26)
Contribution from noncontrolling interests	—	4
Dividends paid to common stockholders	(118)	(90)
Repurchase and cancellation of stock awards	(30)	(8)
Proceeds from issuance of common stock	17	22
Repurchase of common stock	(175)	—
Proceeds from the IPO of P&A Business	—	522
Cash paid for expenses for the IPO of P&A Business	—	(40)
Proceeds from the secondary offering of P&A Business	44	—
Cash paid for expenses of the secondary offering of P&A Business	(2)	—
Other, net	2	2
Net cash used in financing activities	(117)	(349)
Effect of exchange rate changes on cash	(28)	12
(Decrease) increase in cash, cash equivalents and restricted cash	(22)	212
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	481	396
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29
Cash, cash equivalents and restricted cash at end of period	$697	$637

Supplemental cash flow information:
Cash paid for interest	$114	$122
Cash paid (received) for income taxes	145	(31)

As of September 30, 2018 and 2017, the amount of capital expenditures in accounts payable was $26 million and $39 million, respectively. In addition, as of September 30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business was $41 million and $28 million, respectively. As of September 30, 2017, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business was nil and $5 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$445	$468
Restricted cash(a)	—	11
Accounts and notes receivable (net of allowance for doubtful accounts of $24 and $25, respectively), ($402 and $334 pledged as collateral, respectively)(a)	1,379	1,255
Accounts receivable from affiliates	396	373
Inventories(a)	1,231	1,073
Prepaid expenses	49	59
Other current assets(a)	187	204
Current assets held for sale	2,916	2,880
Total current assets	6,603	6,323
Property, plant and equipment, net(a)	3,003	3,095
Investment in unconsolidated affiliates	303	266
Intangible assets, net(a)	119	56
Goodwill	388	140
Deferred income taxes	300	208
Other noncurrent assets(a)	566	497
Total assets	$11,282	$10,585

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$964	$946
Accounts payable to affiliates	101	70
Accrued liabilities(a)	537	566
Notes payable to affiliates	100	100
Current portion of debt(a)	200	40
Current liabilities held for sale	1,564	1,692
Total current liabilities	3,466	3,414
Long-term debt(a)	2,277	2,258
Notes payable to affiliates	589	742
Deferred income taxes	283	265
Other noncurrent liabilities(a)	1,063	1,072
Total liabilities	7,678	7,751
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,653	3,616
Retained earnings (accumulated deficit)	291	(270)
Accumulated other comprehensive loss	(1,346)	(1,263)
Total Huntsman International LLC members’ equity	2,598	2,083
Noncontrolling interests in subsidiaries	1,006	751
Total equity	3,604	2,834
Total liabilities and equity	$11,282	$10,585

(a)

At September 30, 2018 and December 31, 2017, respectively, $23 and $15 of cash and cash equivalents, nil and $11 of restricted cash, $32 and $35 of accounts and notes receivable (net), $56 and $46 of inventories, $6 and $7 of other current assets, $257 and $283 of property, plant and equipment (net), $11 and $10 of intangible assets (net), $54 and $43 of other noncurrent assets, $91 and $109 of accounts payable, $33 and $32 of accrued liabilities, $23 and $21 of current portion of debt, $71 and $86 of long‑term debt, and $94 and $98 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Trade sales, services and fees, net	$2,400	$2,137	$7,022	$6,048
Related party sales	44	32	121	107
Total revenues	2,444	2,169	7,143	6,155
Cost of goods sold	1,919	1,695	5,521	4,852
Gross profit	525	474	1,622	1,303
Operating expenses:
Selling, general and administrative	212	197	609	579
Research and development	37	35	113	103
Restructuring, impairment and plant closing costs	5	1	8	13
Merger costs	1	12	2	18
Other operating expense (income), net	3	5	24	(9)
Total operating expenses	258	250	756	704
Operating income	267	224	866	599
Interest expense	(36)	(44)	(102)	(146)
Equity in income of investment in unconsolidated affiliates	14	1	45	4
Loss on early extinguishment of debt	—	(35)	(3)	(36)
Other income, net	7	3	20	8
Income from continuing operations before income taxes	252	149	826	429
Income tax expense	(26)	(34)	(81)	(77)
Income from continuing operations	226	115	745	352
(Loss) income from discontinued operations, net of tax	(237)	62	211	98
Net (loss) income	(11)	177	956	450
Net income attributable to noncontrolling interests	(3)	(32)	(288)	(64)
Net (loss) income attributable to Huntsman International LLC	$(14)	$145	$668	$386

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(11)	$177	$956	$450
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(42)	65	(157)	199
Pension and other postretirement benefits adjustments	17	39	62	80
Other, net	—	—	(5)	(2)
Other comprehensive (loss) income, net of tax	(25)	104	(100)	277
Comprehensive (loss) income	(36)	281	856	727
Comprehensive income attributable to noncontrolling interests	(2)	(37)	(256)	(76)
Comprehensive (loss) income attributable to Huntsman International LLC	$(38)	$244	$600	$651

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
			Retained	Accumulated
	Members'		earnings	other	Noncontrolling
	equity		(accumulated	comprehensive	interests in	Total
	Units	Amount	deficit)	loss	subsidiaries	equity
Balance, January 1, 2018	2,728	$3,616	$(270)	$(1,263)	$751	$2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Revised balance January 1, 2018	2,728	3,616	(260)	(1,273)	751	2,834
Net income	—	—	668	—	288	956
Dividends paid to parent	—	—	(117)	—	—	(117)
Other comprehensive loss	—	—	—	(73)	(27)	(100)
Contribution from parent	—	21	—	—	—	21
Disposition of a portion of P&A Business	—	18	—	—	—	18
Costs of the secondary offering of P&A Business	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	(33)	(33)
Balance, September 30, 2018	2,728	$3,653	$291	$(1,346)	$1,006	$3,604

Balance, January 1, 2017	2,728	$3,226	$(779)	$(1,691)	$180	$936
Net income	—	—	386	—	64	450
Dividends paid to parent	—	—	(90)	—	—	(90)
Other comprehensive income	—	—	—	337	(60)	277
Contribution from parent	—	26	—	—	—	26
Contribution from noncontrolling interests	—	—	—	—	4	4
Dividends paid to noncontrolling interests	—	—	—	—	(26)	(26)
Separation costs of P&A Business	—	(40)	—	—	—	(40)
Noncontrolling interest from partial disposal of P&A Business	—	—	—	—	318	318
Other	—	(9)	—	—	—	(9)
Disposition of a portion of P&A Business	—	209	—	—	—	209
Balance, September 30, 2017	2,728	$3,412	$(483)	$(1,354)	$480	$2,055

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2018	2017
Operating Activities:
Net income	$956	$450
Less: Income from discontinued operations, net of tax	(211)	(98)
Income from continuing operations	745	352
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(45)	(4)
Depreciation and amortization	247	227
Loss on disposal of businesses/assets, net	3	(5)
Loss on early extinguishment of debt	3	36
Noncash interest expense	17	19
Noncash restructuring and impairment charges	2	—
Deferred income taxes	(93)	24
Noncash loss (gain) on foreign currency transactions	3	(4)
Noncash compensation	21	24
Other, net	7	3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(130)	(147)
Inventories	(170)	(118)
Prepaid expenses	6	3
Other current assets	9	30
Other noncurrent assets	(75)	(22)
Accounts payable	45	84
Accrued liabilities	(15)	45
Other noncurrent liabilities	40	(11)
Net cash provided by operating activities from continuing operations	620	536
Net cash provided by operating activities from discontinued operations	300	202
Net cash provided by operating activities	920	738

Investing Activities:
Capital expenditures	(180)	(159)
Acquisition of businesses, net of cash acquired	(366)	(14)
Proceeds from sale of businesses/assets	—	21
Increase in receivable from affiliate	(19)	(3)
Cash received from termination of cross-currency interest rate contracts	—	7
Other, net	—	1
Net cash used in investing activities from continuing operations	(565)	(147)
Net cash used in investing activities from discontinued operations	(265)	(49)
Net cash used in investing activities	(830)	(196)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2018	2017
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	$265	$(36)
Repayments of short-term debt	(6)	(10)
Borrowings on short-term debt	6	6
Repayments of long-term debt	(59)	(1,439)
Proceeds from long-term debt of P&A Business	—	750
Proceeds from issuance of long-term debt	—	24
Repayments of notes payable to affiliate	(154)	—
Proceeds from issuance of notes payable to affiliate	—	21
Repayments of notes payable	(24)	(20)
Borrowings on notes payable	—	11
Debt issuance costs paid	(4)	(21)
Dividends paid to noncontrolling interests	(33)	(26)
Contribution from noncontrolling interests	—	4
Dividends paid to parent	(117)	(90)
Proceeds from the IPO of P&A Business	—	522
Cash paid for expenses of the IPO of P&A Business	—	(40)
Proceeds from the secondary offering of P&A Business	44	—
Cash paid for expenses of the secondary offering of P&A Business	(2)	—
Other, net	1	1
Net cash used in financing activities	(83)	(343)
Effect of exchange rate changes on cash	(28)	12
(Decrease) increase in cash, cash equivalents and restricted cash	(21)	211
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	479	395
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29
Cash, cash equivalents and restricted cash at end of period	$696	$635

Supplemental cash flow information:
Cash paid for interest	$114	$122
Cash paid (received) for income taxes	145	(31)

As of September 30, 2018 and 2017, the amount of capital expenditures in accounts payable was $26 million and $39 million, respectively. During the nine months ended September 30, 2018 and 2017, Huntsman Corporation contributed $21 million and $24 million, respectively, related to stock-based compensation for continuing operations. In addition, as of September 30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business after the IPO date was $41 million and $28 million, respectively. As of September 30, 2017, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by our P&A Business was nil and $5 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Certain Definitions

For convenience in this report, the terms “Company,” “Huntsman,” “our,” “us” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. In this report, “Huntsman International” refers to Huntsman International LLC (our wholly-owned subsidiary).

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

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2018 (dollars in millions):

		Performance	Advanced
	Polyurethanes	Products	Materials	Total
Balance as of January 1, 2018	$40	$17	$83	$140
Goodwill acquired during year	225	—	28	253
Foreign currency effect on balance	(5)	—	—	(5)
Balance as of September 30, 2018	$260	$17	$111	$388

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

Accounting Pronouncements Pending Adoption in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, providing an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, providing an optional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in these ASUs is permitted for all entities. Reporting entities can elect to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach or otherwise elect the transition method provided under ASU No. 2018-11. We are currently evaluating the impact of the adoption of the amendments in these ASUs on our condensed consolidated financial statements and believe, based on our preliminary assessment, that we will record significant additional right-to-use assets and lease obligations. We are establishing and evaluating an inventory of our existing leases for consideration of the accounting impact of each lease. We have selected a lease accounting software solution to support the new requirements under the amendments in these ASUs. We are also evaluating key policy elections and considerations under the amendments in these ASUs and are developing internal policies to address these amendments.

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

In August 2018, the FASB issued ASU No. 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify certain disclosure requirements on fair value measurements in Topic 820 to improve the effectiveness of such disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018‑14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this ASU. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements or U.S. GAAP. For filings on Form 10-Q, the final rule, amongst other items, extends to interim periods the annual requirement to disclose changes in stockholders’ equity. As amended by the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the then current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule becomes effective on November 5, 2018, that date being 30 days after its publication in the Federal Register. As such, we will apply these changes in the presentation of stockholders’ equity beginning with our March 31, 2019 Form 10-Q.

3. BUSINESS COMBINATION

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec (USA) Inc. and Demilec Inc. (collectively, “Demilec”) for approximately $353 million, including working capital adjustments, in an all-cash transaction (“Demilec Acquisition”), which was funded from our previous $650 million senior secured revolving credit facility (the “Prior Credit Facility”) and our U.S. accounts receivable securitization program (“A/R Program”). Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were approximately $3 million and nil for the nine months ended September 30, 2018 and 2017, respectively, and were recorded in other operating expense (income), net in our condensed consolidated statements of operations. The Demilec Acquisition was aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets.

We have accounted for the Demilec Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for Demilec Acquisition in Q2 2018	$357
Purchase price adjustment received in Q3 2018	(4)
Net acquisition cost	$353

Cash	$1
Accounts receivable	32
Inventories	23
Prepaid expenses and other current assets	1
Property, plant and equipment, net	25
Intangible assets	68
Goodwill	225
Accounts payable	(16)
Accrued liabilities	(4)
Other noncurrent liabilities	(2)
Total fair value of net assets acquired	$353

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets and deferred taxes. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships. The applicable amortization periods are still being assessed. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of historical carrying values to goodwill. During the third quarter of 2018, we received $4 million related to the settlement of certain purchase price adjustments. These purchase price adjustments were allocated to goodwill in the preliminary acquisition cost allocation. The estimated goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets, and synergies. On a preliminary basis, we expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes.

It is possible that material changes to this preliminary purchase price allocation could occur. The acquired business had revenues and net income of $85 million and $3 million, respectively, for the period from the date of acquisition to September 30, 2018.

If this acquisition were to have occurred on January 1, 2017, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

Huntsman Corporation

	Pro Forma (Unaudited)	Pro Forma (Unaudited)
	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2017	2018	2017
Revenues	$2,212	$7,201	$6,269
Net income	180	954	448
Net income attributable to Huntsman Corporation	148	666	384

Income per share:
Basic	0.62	2.79	1.61
Diluted	0.61	2.74	1.58

Huntsman International

	Pro Forma (Unaudited)	Pro Forma (Unaudited)
	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2017	2018	2017
Revenues	$2,212	$7,201	$6,269
Net income	178	945	444
Net income attributable to Huntsman International	146	657	380

4. DISCONTINUED OPERATIONS

In 2017, we separated the P&A Business and conducted both an IPO and a secondary offering of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. On January 3, 2018, the underwriters purchased an additional 1,948,955 Venator ordinary shares pursuant to the exercise of the underwriters’ option to purchase additional shares. All of the ordinary shares offered in the IPO and the secondary offering were sold by Huntsman, and Venator did not receive any proceeds from the offerings. As of September 30, 2018, we retained approximately 53% ownership in Venator. We are actively marketing our retained ownership in Venator at a reasonable price. We have presented Venator as held for sale as a single asset and liability in our condensed consolidated balance sheets. During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amounts of assets and liabilities held for sale and the amount of accumulated other comprehensive income recorded in equity related to Venator, which will be released upon sale, to the lower of cost or estimated fair value, less cost to sell.

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

The following table summarizes the major classes of assets and liabilities constituting assets and liabilities held for sale (dollars in millions):

	September 30,	December 31,
	2018	2017
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$398	$380
Inventories	513	454
Other current assets	337	318
Property, plant and equipment, net	1,679	1,424
Deferred income taxes	118	158
Other noncurrent assets	141	146
Valuation allowance(2)	(270)	—
Total assets held for sale(1)	$2,916	$2,880
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$375	$385
Accrued liabilities	146	236
Other current liabilities	16	25
Long-term debt	744	746
Other noncurrent liabilities	283	300
Total liabilities held for sale(1)	$1,564	$1,692

The following table summarizes major classes of line items constituting pretax and after-tax (loss) income of discontinued operations (dollars in millions):

Huntsman Corporation

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$539	$589	$1,796	$1,700
Cost of goods sold	438	475	1,032	1,426
Other expense items, net that are not major	120	34	231	132
(Loss) income from discontinued operations before income taxes	(19)	80	533	142
Income tax benefit (expense)	52	(17)	(52)	(41)
Valuation allowance(2)	(270)	—	(270)	—
(Loss) income from discontinued operations, net of tax	(237)	63	211	101
Net income attributable to noncontrolling interests	(2)	(2)	(6)	(8)
Net (loss) income attributable to discontinued operations	$(239)	$61	$205	$93

Huntsman International

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$539	$589	$1,796	$1,700
Cost of goods sold	438	474	1,032	1,425
Other expense items, net that are not major	120	36	231	136
(Loss) income from discontinued operations before income taxes	(19)	79	533	139
Income tax benefit (expense)	52	(17)	(52)	(41)
Valuation allowance(2)	(270)	—	(270)	—
(Loss) income from discontinued operations, net of tax	(237)	62	211	98
Net income attributable to noncontrolling interests	(2)	(2)	(6)	(8)
Net (loss) income attributable to discontinued operations	$(239)	$60	$205	$90

(1)

We have presented Venator as held for sale as a single asset and liability in our condensed consolidated balance sheets. We are actively marketing our retained ownership in Venator at a reasonable price.

(2)

During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the net carrying amount of Venator to the lower of cost or estimated fair value, less cost to sell. The fair value less cost to sell utilized the observable stock price of Venator plus an estimated control premium less estimated selling costs (Level 3).

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2018	2017
Raw materials and supplies	$257	$189
Work in progress	53	48
Finished goods	982	897
Total	1,292	1,134
LIFO reserves	(61)	(61)
Net inventories	$1,231	$1,073

For both September 30, 2018 and December 31, 2017, approximately 12% of inventories were recorded using the LIFO cost method.

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

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at September 30, 2018, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of September 30, 2018 and our consolidated balance sheet as of December 31, 2017 (dollars in millions):

	September 30,	December 31,
	2018	2017
Current assets	$118	$114
Property, plant and equipment, net	257	283
Other noncurrent assets	119	116
Deferred income taxes	34	33
Intangible assets	11	10
Goodwill	14	14
Total assets	$553	$570
Current liabilities	$147	$163
Long-term debt	71	86
Deferred income taxes	12	12
Other noncurrent liabilities	94	98
Total liabilities	$324	$359

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2018 and 2017 are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$39	$32	$116	$99
Income from continuing operations before income taxes	8	8	27	22
Net cash provided by operating activities	21	20	50	42

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of September 30, 2018 and December 31, 2017, accrued restructuring costs of continuing operations by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions(1)	decommissioning	termination costs	costs	Total(2)
Accrued liabilities as of January 1, 2018	$5	$2	$41	$5	$53
2018 charges (credits) for 2017 and prior initiatives	1	—	1	(3)	(1)
2018 charges for 2018 initiatives	—	—	—	7	7
2018 (payments) credits for 2017 and prior initiatives	(3)	(1)	(1)	3	(2)
2018 payments for 2018 initiatives	—	—	—	(5)	(5)
Foreign currency effect on liability balance	—	—	1	—	1
Accrued liabilities as of September 30, 2018	$3	$1	$42	$7	$53

(1)	The workforce reduction reserves relate to the termination of 52 positions, of which 9 positions had not been terminated as of September 30, 2018.

(2)	Accrued liabilities by initiatives were as follows (dollars in millions):

	September 30,	December 31,
	2018	2017
2016 and prior initiatives	$49	$51
2017 initiatives	2	2
2018 initiatives	2	—
Total	$53	$53

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and other	Total
Accrued liabilities as of January 1, 2018	$1	$1	$3	$47	$1	$53
2018 charges (credits) for 2017 and prior initiatives	—	1	—	(4)	2	(1)
2018 charges for 2018 initiatives	—	—	—	—	7	7
2018 payments for 2017 and prior initiatives	(1)	(1)	—	—	—	(2)
2018 payments for 2018 initiatives	—	—	—	—	(5)	(5)
Foreign currency effect on liability balance	—	—	—	1	—	1
Accrued liabilities as of September 30, 2018	$—	$1	$3	44	$5	$53

Current portion of restructuring reserves	$—	$1	$1	$3	$5	$10
Long-term portion of restructuring reserves	—	—	2	41	—	43

Details with respect to cash and noncash restructuring charges from continuing operations for the three and nine months ended September 30, 2018 and 2017 are provided below (dollars in millions):

	Three months	Nine months
	ended	ended
	September 30, 2018	September 30, 2018
Cash charges:
2018 charges for 2017 and prior initiatives	$3	$(1)
2018 charges for 2018 initiatives	2	7
Noncash charges:
Other noncash charges	—	2
Total 2018 restructuring, impairment and plant closing costs	$5	$8

	Three months	Nine months
	ended	ended
	September 30, 2017	September 30, 2017
Cash charges:
2017 charges for 2016 and prior initiatives	$2	$7
2017 charges for 2017 initiatives	—	6
Pension-related charges	—	1
Noncash charges:
Accelerated depreciation	—	2
Other noncash credits	(1)	(3)
Total 2017 restructuring, impairment and plant closing costs	$1	$13

2018 Restructuring Activities

In September 2011, we implemented a significant restructuring of our Textile Effects segment (“Textile Effects Restructuring”), including the closure of our production facilities and business support offices in Basel, Switzerland. In connection with this restructuring plan, during the nine months ended September 30, 2018, our Textile Effects segment recorded a credit of $4 million primarily related to a gain on the sale of land at the Basel, Switzerland site.

Our Corporate and other segment recorded restructuring expense of $9 million in the nine months ended September 30, 2018 related to corporate initiatives.

2017 Restructuring Activities

In connection with the Textile Effects Restructuring involving the closure of our production facilities and business support offices in Basel, Switzerland, we recorded restructuring expense of $4 million in the nine months ended September 30, 2017.

During the first quarter of 2017, we implemented the first phase of a restructuring program to improve competitiveness in our Textile Effects segment. In connection with this restructuring program, we recorded restructuring expense of $7 million in the nine months ended September 30, 2017 primarily related to workforce reductions.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	September 30,	December 31,
	2018	2017
Revolving credit facility	$175	$—
Amounts outstanding under A/R programs	269	180
Senior notes	1,917	1,927
Variable interest entities	94	107
Other	22	84
Total debt	$2,477	$2,298
Total current portion of debt	$200	$40
Long-term portion of debt	2,277	2,258
Total debt	$2,477	$2,298

Huntsman International

	September 30,	December 31,
	2018	2017
Revolving credit facility	$175	$—
Amounts outstanding under A/R programs	269	180
Senior notes	1,917	1,927
Variable interest entities	94	107
Other	22	84
Total debt, excluding debt to affiliates	$2,477	$2,298
Total current portion of debt	$200	$40
Long-term portion of debt	2,277	2,258
Total debt, excluding debt to affiliates	$2,477	$2,298
Total debt, excluding debt to affiliates	$2,477	$2,298
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	589	742
Total debt	$3,166	$3,140

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. As of September 30, 2018 and December 31, 2017, the amount of debt issuance costs directly reducing the debt liability was $9 million and $11 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

On May 21, 2018, Huntsman International entered into a new $1.2 billion senior unsecured revolving credit facility (the “2018 Revolving Credit Facility”). Borrowings under the 2018 Revolving Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Revolving Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions.

In connection with entering into the 2018 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss of early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released. As of September 30, 2018, our 2018 Revolving Credit Facility was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$175	(1)	$—	(1)	$175	(1)	LIBOR plus 1.75%	2023

(1)	On September 30, 2018, we had an additional $9 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of September 30, 2018 was 1.75% above LIBOR.

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Prior Credit Facility and $75 million under our U.S. A/R Program. In connection with our entry into the 2018 Revolving Credit Facility on May 21, 2018, we borrowed $275 million under the 2018 Revolving Credit Facility and repaid all obligations under our Prior Credit Facility. During the quarter ended September 30, 2018, we repaid an aggregate $50 million under our 2018 Revolving Credit Facility.

A/R Programs

Our U.S. A/R Program and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of September 30, 2018 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2020	$250	$180	(3)	Applicable rate plus 0.95%
EU A/R Program	April 2020	€150	€76		Applicable rate plus 1.30%
		(approximately $176)	(approximately $89)

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

(3)	As of September 30, 2018, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2018 and December 31, 2017, $402 million and $334 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Other Debt

On July 5, 2018, Huntsman Polyurethanes Shanghai, one of our majority-owned subsidiaries, made an early repayment of RMB 277 million (approximately $42 million) of term loans. Following the repayment, there are no borrowings outstanding.

Note Payable from Huntsman International to Huntsman Corporation

As of September 30, 2018, we had a loan of $689 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2018 on our condensed consolidated balance sheets. As of September 30, 2018, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our 2018 Revolving Credit Facility).

Compliance with Covenants

Our 2018 Revolving Credit Facility contains a financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries. The 2018 Revolving Credit Facility also contains other customary covenants and events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the 2018 Revolving Credit Facility may be accelerated.

The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs’ metrics could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our 2018 Revolving Credit Facility, which could require us to pay off the balance of the 2018 Revolving Credit Facility in full and could result in the loss of our 2018 Revolving Credit Facility.

We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our 2018 Revolving Credit Facility, our A/R Programs and our notes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2018, we had approximately $138 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is included in our consolidated results. See “Note 6. Variable Interest Entities.” The notional amount of the swap as of September 30, 2018 was $12 million, and the interest rate contract was not designated as a cash flow hedge. As of September 30, 2018, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2018 and 2017, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

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

Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income on our condensed consolidated statements of comprehensive (loss) income. From time to time, we review such designation of intercompany loans.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2018, we have designated approximately €530 million (approximately $622 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2018 and 2017, the amount recognized on the hedge of our net investment was a gain of $16 million and a loss of $85 million, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive (loss) income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$27	$27	$33	$33
Interest rate contracts	(1)	(1)	(1)	(1)
Long-term debt (including current portion)	(2,477)	(2,624)	(2,298)	(2,483)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017. The estimated fair value amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2018 and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	September 30,	for identical	inputs	inputs
Description	2018	assets (Level 1)(2)	(Level 2)(2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$27	$27	$—	$—

Liabilities:
Derivatives:
Interest rate contracts(1)	$(1)	$—	$(1)	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2017	assets (Level 1)(2)	(Level 2)(2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$33	$33	$—	$—

Liabilities:
Derivatives:
Interest rate contracts(1)	$(1)	$—	$(1)	$—

(1)

The income approach is used to calculate the fair value of these instruments. Fair value represents the present value of estimated future cash flows, calculated using relevant interest rates and yield curves at stated intervals. There were no material changes to the valuation method or assumptions used to determine the fair value during the current period.

(2)	There were no transfers between Levels 1 and 2 within the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.

The following table shows a reconciliation of beginning and ending balances for the three and nine months ended September 30, 2017 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the nine months ended September 30, 2018, there were no instruments categorized as Level 3 within the fair value hierarchy.

	Three months	Nine months
	ended	ended
	September 30, 2017	September 30, 2017
	Cross-Currency	Cross-Currency
	Interest	Interest
	Rate Contracts	Rate Contracts
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$16	$29
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total (losses) gains:
Included in earnings	—	—
Included in other comprehensive (loss) income	(9)	(22)
Purchases, sales, issuances and settlements	(7)	(7)
Ending balance, September 30, 2017	$—	$—
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2017	$—	$—

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

The following table disaggregates our revenue by major source for the three months ended September 30, 2018 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets
U.S. and Canada	$462	$333	$71	$17	$14	$897
Europe	317	108	108	31	(5)	559
Asia Pacific	336	106	79	122	(1)	642
Rest of world	240	52	21	34	(1)	346
	$1,355	$599	$279	$204	$7	$2,444

Major Product Groupings
MDI urethanes	$1,186					$1,186
MTBE	169					169
Differentiated		$540				540
Upstream		59				59
Specialty			$233			233
Non-specialty			46			46
Textile chemicals and dyes and digital inks				$204		204
Eliminations					$7	7
	$1,355	$599	$279	$204	$7	$2,444

The following table disaggregates our revenue by major source for the nine months ended September 30, 2018 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets
U.S. and Canada	$1,270	$992	$215	$51	$(3)	$2,525
Europe	992	328	342	103	(15)	1,750
Asia Pacific	944	331	226	370	(4)	1,867
Rest of world	684	144	67	107	(1)	1,001
	$3,890	$1,795	$850	$631	$(23)	$7,143

Major Product Groupings
MDI urethanes	$3,450					$3,450
MTBE	440					440
Differentiated		$1,619				1,619
Upstream		176				176
Specialty			$711			711
Non-specialty			139			139
Textile chemicals and dyes and digital inks				$631		631
Eliminations					$(23)	(23)
	$3,890	$1,795	$850	$631	$(23)	$7,143

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

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$15	$16	$—	$1
Interest cost	21	20	—	1
Expected return on assets	(42)	(39)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	18	19	1	1
Net periodic benefit cost	$10	$14	$—	$1

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$48	$47	$1	$2
Interest cost	61	59	2	3
Expected return on assets	(128)	(116)	—	—
Amortization of prior service benefit	(5)	(5)	(4)	(5)
Amortization of actuarial loss	54	56	2	2
Special termination benefits	—	1	—	—
Settlement loss	2	—	—	—
Net periodic benefit cost	$32	$42	$1	$2

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$15	$16	$—	$1
Interest cost	21	20	—	1
Expected return on assets	(42)	(39)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	19	20	1	1
Net periodic benefit cost	$11	$15	$—	$1

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$48	$47	1	$2
Interest cost	61	59	2	3
Expected return on assets	(128)	(116)	—	—
Amortization of prior service benefit	(5)	(5)	(4)	(5)
Amortization of actuarial loss	57	58	2	2
Special termination benefits	—	1	—	—
Settlement loss	2	—	—	—
Net periodic benefit cost	$35	$44	$1	$2

During the nine months ended September 30, 2018 and 2017, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $74 million and $80 million, respectively. During the remainder of 2018, we expect to contribute an additional amount of approximately $23 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2018, we repurchased 5,895,665 shares of our common stock for approximately $175 million, including commissions, under the repurchase program.

Dividends on Common Stock

During each of the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018, we paid dividends of $39 million, or $0.1625 per share, and during each of the quarters ended March 31, 2017 June 30, 2017 and September 30, 2017, we paid dividends of $30 million, or $0.125 per share, to common stockholders.

14. OTHER COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive (loss) income before reclassifications, gross	(155)	2	1	—	(152)	32	(120)
Tax expense	(1)	—	—	(3)	(4)	—	(4)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	60	—	—	60	—	60
Tax expense	—	(1)	—	(6)	(7)	—	(7)
Net current-period other comprehensive (loss) income	(156)	61	1	(9)	(103)	32	(71)
Disposition of a portion of P&A Business	—	—	—	—	—	(5)	(5)
Ending balance, September 30, 2018	$(405)	$(1,128)	$4	$5	$(1,524)	$170	$(1,354)

(a)	Amounts are net of tax of $66 and $65 as of September 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $171 and $172 as of September 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2017	$(459)	$(1,275)	$4	$23	$(1,707)	$36	$(1,671)
Other comprehensive income (loss) before reclassifications, gross	170	—	(1)	7	176	(12)	164
Tax benefit	31	—	—	(1)	30	—	30
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	60	—	(8)	52	—	52
Tax expense	—	(5)	—	—	(5)	—	(5)
Net current-period other comprehensive income (loss)	201	55	(1)	(2)	253	(12)	241
Disposition of a portion of P&A Business	—	—	—	—	—	72	72
Ending balance, September 30, 2017	$(258)	$(1,220)	$3	$21	$(1,454)	$96	$(1,358)

(a)Amounts are net of tax of $69 and $100 as of September 30, 2017 and January 1, 2017, respectively.

(b)Amounts are net of tax of $172 and $177 as of September 30, 2017 and January 1, 2017, respectively.

(c)See table below for details about these reclassifications.

	Three months	Nine months
	ended	ended
	September 30, 2018	September 30, 2018
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(9)	(b)
Settlement loss	—	2	(b)
Actuarial loss	21	67	(b)(c)
	19	60	Total before tax
	(3)	(1)	Income tax (expense) benefit
Total reclassifications for the period	$16	$59	Net of tax

	Three months	Nine months
	ended	ended
	September 30, 2017	September 30, 2017
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(11)	(b)
Actuarial loss	25	71	(b)(c)
	21	60	Total before tax
	(3)	(5)	Income tax expense
Total reclassifications for the period	$18	$55	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)

Amounts contain approximately $8 and $6 of actuarial losses related to discontinued operations for the three months ended September 30, 2018 and 2017 and $13 and $18 of actuarial losses related to discontinued operations for the nine months ended September 30, 2018 and 2017, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive (loss) income before reclassifications, gross	(156)	2	1	—	(153)	32	(121)
Tax expense	(1)	—	—	(1)	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	61	—	—	61	—	61
Tax expense	—	(1)	—	(5)	(6)	—	(6)
Net current-period other comprehensive (loss) income	(157)	62	1	(6)	(100)	32	(68)
Disposition of a portion of P&A Business	—	—	—	—	—	(5)	(5)
Ending balance, September 30, 2018	$(409)	$(1,112)	$4	$1	$(1,516)	$170	$(1,346)

(a)	Amounts are net of tax of $52 and $51 as of September 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $198 and $199 as of September 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2017	$(462)	$(1,286)	$4	$17	$(1,727)	$36	$(1,691)
Other comprehensive income before reclassifications, gross	169	—	(1)	8	176	(12)	164
Tax benefit (expense)	30	—	—	(1)	29	—	29
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	65	—	(8)	57	—	57
Contribution of other comprehensive income from Parent	—	20	—	—	20	—	20
Tax expense	—	(5)	—	—	(5)	—	(5)
Net current-period other comprehensive income (loss)	199	80	(1)	(1)	277	(12)	265
Disposition of a portion of P&A Business	—	—	—	—	—	72	72
Ending balance, September 30, 2017	$(263)	$(1,206)	$3	$16	$(1,450)	$96	$(1,354)

(a)	Amounts are net of tax of $56 and $86 as of September 30, 2017 and January 1, 2017, respectively.

(b)	Amounts are net of tax of $200 and $205 as of September 30, 2017 and January 1, 2017, respectively.

(c)	See table below for details about these reclassifications.

	Three months	Nine months
	ended	ended
	September 30, 2018	September 30, 2018
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(9)	(b)
Settlement loss	—	2	(b)
Actuarial loss	22	68	(b)(c)
	19	61	Total before tax
	(2)	(1)	Income tax (expense) benefit
Total reclassifications for the period	$17	$60	Net of tax

	Three months	Nine months
	ended	ended
	September 30, 2017	September 30, 2017
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(11)	(b)
Actuarial loss	26	76	(b)(c)
	22	65	Total before tax
	(3)	(5)	Income tax expense
Total reclassifications for the period	$19	$60	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)

Amounts contain approximately $8 and $6 of actuarial losses related to discontinued operations for the three months ended September 30, 2018 and 2017 and $13 and $18 for the nine months ended September 30, 2018 and 2017.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2018 and 2017, our capital expenditures for EHS matters totaled $24 million and $23 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $6 million and $21 million for environmental liabilities for September 30, 2018 and December 31, 2017, respectively. Of these amounts, $2 million and $6 million were classified as accrued liabilities in our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively, and $4 million and $15 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

Environmental Matters

Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, a current or former owner or operator of real property in the U.S. may be liable for remediation costs regardless of whether the release or disposal of hazardous substances was in compliance with law at the time it occurred, and a current owner or operator may be liable regardless of whether it owned or operated the facility at the time of the release. Outside the U.S., analogous contaminated property laws, such as those in effect in France and Australia, can hold past owners and/or operators liable for remediation at former facilities. Currently, there are approximately nine former facilities or third-party sites in the U.S. for which we have been notified of potential claims against us for cleanup liabilities, including, but not limited to, sites listed under CERCLA. Based on current information and past experiences at other CERCLA sites, we do not expect these third-party claims to have a material impact on our condensed consolidated financial statements.

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

17. STOCK‑BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of September 30, 2018, we had approximately 9 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Huntsman Corporation compensation cost	$7	$8	$22	$25
Huntsman International compensation cost	7	8	21	24

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $17 million and $6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three months			Nine months
	ended			ended
	September 30,			September 30,
	2018		2017	2018		2017
Dividend yield	2.0%		NA	1.5%		2.4%
Expected volatility	54.5%		NA	55.2%		56.9%
Risk-free interest rate	2.8%		NA	2.6%		2.0%
Expected life of stock options granted during the period	5.9	years	NA	5.9	years	5.9	years

During the three months ended September 30, 2017, no stock options were granted.

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of September 30, 2018 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2018	7,988	$13.99
Granted	496	32.75
Exercised	(3,801)	12.03
Forfeited	(38)	16.53
Outstanding at September 30, 2018	4,645	17.58	6.7	$48
Exercisable at September 30, 2018	2,883	16.67	5.8	30

The weighted‑average grant‑date fair value of stock options granted during the nine months ended September 30, 2018 was $15.34 per option. As of September 30, 2018, there was $10 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was approximately $77 million and $11 million, respectively. Cash received from stock options exercised during the nine months ended September 30, 2018 and 2017 was approximately $17 million and $22 million, respectively. The cash tax benefit from stock options exercised during the nine months ended September 30, 2018 and 2017 was approximately $17 million and $3 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2018 and 2017, the weighted-average expected volatility rate was 44.3% and 45.0%, respectively, and the weighted average risk-free interest rate was 2.3% and 1.5%, respectively. For the performance share unit awards granted in the nine months ended September 30, 2018 and 2017, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of September 30, 2018 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2018	2,457		$14.93	696	$14.69
Granted	430		35.18	169	32.77
Vested	(834)	(1)	15.63	(335)	14.71
Forfeited	(118)		15.67	(15)	15.02
Nonvested at September 30, 2018	1,935		19.09	515	20.61

(1)

As of September 30, 2018, a total of 358,609 restricted stock units were vested but not yet issued, of which 15,922 vested during the nine months ended September 30, 2018. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of September 30, 2018, there was $26 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted‑average period of approximately 1.8 years. The value of share awards that vested during the nine months ended September 30, 2018 and 2017 was $24 million and $20 million, respectively.

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

During the nine months ended September 30, 2018, based upon the increased and sustained profitability in our Advanced Materials and Textile Effects businesses in Switzerland, we released valuation allowances on certain net deferred tax assets in Switzerland. Given Switzerland’s limited seven year carryover of net operating losses (“NOLs”), we expect that some of our NOLs will expire unused. Therefore, we recorded a partial release of valuation allowance of $80 million. In addition, based upon the separation of our P&A Business from our U.K. combined group and the increased and sustained profitability in our Polyurethanes business in the U.K., we released valuation allowances on certain net deferred tax assets in the U.K. Because there will be limitations on utilization of certain NOLs and limitations on other deferred tax assets, we recorded a partial valuation allowance release of $15 million. During the three months ended September 30, 2018, we also released $24 million of valuation allowance on certain net deferred tax assets in Luxembourg as a result of changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased income in Luxembourg, our primary treasury center outside of the U.S.

During the nine months ended September 30, 2018, we recognized a discrete tax benefit of $13 million related to excess tax benefits from share-based compensation.

The U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) established new tax laws that affect 2018, including, but not limited to, (1) a reduction of the U.S. federal corporate tax rate; (2) the creation of the base erosion anti-abuse tax; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (“GILTI”); (5) a new limitation on deductible interest expense; and (6) the repeal of the domestic production activity deduction. We have included the effects of these provisions in our estimated annual effective tax rate for 2018.

Our accounting for the U.S. Tax Reform Act is incomplete as noted in our Form 10-K for the year ended December 31, 2017. We have, so far, been able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and reduction of the net deferred tax liability for the reduction in tax rate. There are also certain items where we made no provisional estimates, including, but not limited to, the impacts on multistate taxes and need for, or changes in, valuation allowances and unrecognized tax positions. On the basis of certain revised earnings and profit computations that were calculated during the reporting period, we have made an additional provisional measurement-period adjustment of $49 million related to the deemed repatriation transition tax during the second quarter of 2018. Our computations and analysis are still in process. We are continuing to gather additional information and expect to complete our accounting within the prescribed measurement period.

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

Huntsman Corporation

We recorded income tax expense from continuing operations of $84 million and $78 million for the nine months ended September 30, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 10% for the nine months ended September 30, 2018. The release of valuation allowances in Switzerland, the U.K. and Luxembourg, in addition to the stock compensation excess benefits, exceeded the additional provisional deemed repatriation transition tax, which resulted in a lower effective tax rate through the first nine months of 2018.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $81 million and $77 million for the nine months ended September 30, 2018 and 2017, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 10% for the nine months ended September 30, 2018. The release of valuation allowances in Switzerland, the U.K. and Luxembourg, in addition to the stock compensation excess benefits, exceeded the additional provisional deemed repatriation transition tax, which resulted in a lower effective tax rate through the first nine months of 2018.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$205	$84	$688	$289
Basic and diluted net income:
Net (loss) income attributable to Huntsman Corporation	$(11)	$147	$677	$390
Denominator:
Weighted average shares outstanding	237.9	238.5	239.1	238.0
Dilutive shares:
Stock-based awards	2.9	5.5	3.9	5.5
Total weighted average shares outstanding, including dilutive shares	240.8	244.0	243.0	243.5

Additional stock‑based awards of 0.6 million and 0.9 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2018 and 2017, respectively, and 0.9 million and 1.8 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2018 and 2017, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 because the effect would be anti‑dilutive.

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

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Polyurethanes	$1,355	$1,197	$3,890	$3,172
Performance Products	599	501	1,795	1,595
Advanced Materials	279	263	850	782
Textile Effects	204	193	631	586
Corporate and eliminations	7	15	(23)	20
Total	$2,444	$2,169	$7,143	$6,155

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$247	$245	$777	$556
Performance Products	93	63	289	249
Advanced Materials	56	56	177	166
Textile Effects	25	19	80	64
Corporate and other(2)	(47)	(43)	(129)	(136)
Total	374	340	1,194	899
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(30)	(39)	(86)	(134)
Interest expense—discontinued operations	(10)	(8)	(30)	(8)
Income tax expense—continuing operations	(27)	(35)	(84)	(78)
Income tax benefit (expense)—discontinued operations	52	(17)	(52)	(41)
Depreciation and amortization—continuing operations	(85)	(80)	(250)	(235)
Depreciation and amortization—discontinued operations	—	(9)	—	(68)
Net income attributable to noncontrolling interests	3	32	288	64
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	(2)	(10)	(10)	(17)
Merger costs	(1)	(12)	(2)	(18)
EBITDA from discontinued operations	(279)	97	293	218
Noncontrolling interest of discontinued operations	21	(12)	(222)	(18)
Loss on early extinguishment of debt	—	(35)	(3)	(36)
Certain legal and other settlements and related expenses	(1)	—	(9)	(1)
Gain on sale of businesses/assets	—	—	—	8
Amortization of pension and postretirement actuarial losses	(18)	(19)	(53)	(55)
Plant incident remediation costs	—	(13)	—	(13)
Restructuring, impairment and plant closing and transition costs	(5)	(1)	(9)	(13)
Net (loss) income	$(8)	$179	$965	$454

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2018	2017	2018	2017
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$247	$245	$777	$556
Performance Products	93	63	289	249
Advanced Materials	56	56	177	166
Textile Effects	25	19	80	64
Corporate and other(2)	(46)	(41)	(125)	(132)
Total	375	342	1,198	903
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(36)	(44)	(102)	(146)
Interest expense—discontinued operations	(10)	(8)	(30)	(8)
Income tax expense—continuing operations	(26)	(34)	(81)	(77)
Income tax benefit (expense)—discontinued operations	52	(17)	(52)	(41)
Depreciation and amortization—continuing operations	(83)	(78)	(247)	(227)
Depreciation and amortization—discontinued operations	—	(9)	—	(68)
Net income attributable to noncontrolling interests	3	32	288	64
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	(2)	(10)	(10)	(17)
Merger costs	(1)	(12)	(2)	(18)
EBITDA from discontinued operations	(279)	96	293	215
Noncontrolling interest of discontinued operations	21	(12)	(222)	(18)
Loss on early extinguishment of debt	—	(35)	(3)	(36)
Certain legal and other settlements and related expenses	(1)	—	(9)	(1)
Gain on sale of businesses/assets	—	—	—	8
Amortization of pension and postretirement actuarial losses	(19)	(20)	(56)	(57)
Plant incident remediation costs	—	(13)	—	(13)
Restructuring, impairment and plant closing and transition costs	(5)	(1)	(9)	(13)
Net (loss) income	$(11)	$177	$956	$450

(1)

Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) acquisition and integration expenses and purchase accounting adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) loss on early extinguishment of debt; (f) certain legal and other settlements and related expenses; (g) gain on sale of businesses/assets; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; (j) restructuring, impairment and plant closing and transition costs; and (k) U.S. Tax Reform Act impact on noncontrolling interest.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non‑durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy‑based polymer formulations, textile chemicals and dyes. Our revenues for the nine months ended September 30, 2018 and 2017 were $7,143 million and $6,155 million, respectively.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Continued stable downstream margins and differentiated growth
•	Volume benefit from China JV expansion
•	More pronounced seasonality with certain customer destocking
•	Lower component polymeric MDI margins
•	Breakeven MTBE margins

Performance Products:

•	Growth in differentiated derivatives business
•	Fourth quarter seasonality

Advanced Materials:

•	Continued growth in specialty business
•	More pronounced seasonality with certain customer destocking

Textile Effects:

•	Growth in specialty product lines
•	Continued disruption in China raw material supply
•	Headwinds in raw materials offset by price increases

In 2018, we expect to spend between $300 million and $320 million on capital expenditures.

We expect our long term adjusted effective tax rate will be approximately 23% to 25%. We believe our 2018 adjusted effective tax rate will range between 19% and 21%. We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends. We do not provide reconciliations for adjusted effective tax rate on a forward looking basis because we are unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and amount of certain items, such as business acquisition and integration expenses, merger costs, certain legal and other settlements and related costs, gains on sale of business/assets, and amortization of pension and postretirement actuarial losses. Each of such adjustments has not yet occurred, is out of our control and/or cannot be reasonably predicted. For the same reasons, we are unable to address the probable significance of the unavailable information.

During the nine months ended September 30, 2018, we released $80 million of valuation allowance on certain deferred tax assets in Switzerland. Legislation is proposed in Switzerland that could potentially reduce income tax rates significantly, which would result in a non-cash tax expense related to the reduction in deferred tax assets of up to $35 million, if and when enacted.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
Revenues	$2,444	$2,169	13%	$7,143	$6,155	16%
Cost of goods sold	1,920	1,697	13%	5,524	4,857	14%
Gross profit	524	472	11%	1,619	1,298	25%
Operating expenses	251	238	5%	747	677	10%
Restructuring, impairment and plant closing costs	5	1	400%	8	13	(38)%
Merger costs	1	12	(92)%	2	18	(89)%
Operating income	267	221	21%	862	590	46%
Interest expense	(30)	(39)	(23)%	(86)	(134)	(36)%
Equity in income of investment in unconsolidated affiliates	14	1	NM	45	4	NM
Loss on early extinguishment of debt	—	(35)	(100)%	(3)	(36)	(92)%
Other income, net	5	3	67%	20	7	186%
Income from continuing operations before income taxes	256	151	70%	838	431	94%
Income tax expense	(27)	(35)	(23)%	(84)	(78)	8%
Income from continuing operations	229	116	97%	754	353	114%
(Loss) income from discontinued operations, net of tax	(237)	63	NM	211	101	109%
Net (loss) income	(8)	179	NM	965	454	113%
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(3)	(32)	(91)%	(288)	(64)	350%
Interest expense from continuing operations	30	39	(23)%	86	134	(36)%
Interest expense from discontinued operations	10	8	25%	30	8	275%
Income tax expense from continuing operations	27	35	(23)%	84	78	8%
Income tax (benefit) expense from discontinued operations	(52)	17	NM	52	41	27%
Depreciation and amortization of continuing operations	85	80	6%	250	235	6%
Depreciation and amortization of discontinued operations	—	9	(100)%	—	68	(100)%
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	2	10		10	17
Merger costs	1	12		2	18
EBITDA from discontinued operations	279	(97)		(293)	(218)
Noncontrolling interest of discontinued operations	(21)	12		222	18
Loss on early extinguishment of debt	—	35		3	36
Certain legal and other settlements and related expenses	1	—		9	1
Gain on sale of businesses/assets	—	—		—	(8)
Amortization of pension and postretirement actuarial losses	18	19		53	55
Plant incident remediation costs	—	13		—	13
Restructuring, impairment and plant closing and transition costs(4)	5	1		9	13
Adjusted EBITDA(1)	$374	$340	10%	$1,194	$899	33%

Net cash provided by operating activities from continuing operations				$634	$538	18%
Net cash used in investing activities from continuing operations				(546)	(145)	277%
Net cash used in financing activities				(117)	(349)	(66)%
Capital expenditures from continuing operations				(180)	(159)	13%

Huntsman International

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
Revenues	$2,444	$2,169	13%	$7,143	$6,155	16%
Cost of goods sold	1,919	1,695	13%	5,521	4,852	14%
Gross profit	525	474	11%	1,622	1,303	24%
Operating expenses	252	237	6%	746	673	11%
Restructuring, impairment and plant closing costs	5	1	400%	8	13	(38)%
Merger costs	1	12	(92)%	2	18	(89)%
Operating income	267	224	19%	866	599	45%
Interest expense	(36)	(44)	(18)%	(102)	(146)	(30)%
Equity in income of investment in unconsolidated affiliates	14	1	NM	45	4	NM
Loss on early extinguishment of debt	—	(35)	(100)%	(3)	(36)	(92)%
Other income, net	7	3	133%	20	8	150%
Income from continuing operations before income taxes	252	149	69%	826	429	93%
Income tax expense	(26)	(34)	(24)%	(81)	(77)	5%
Income from continuing operations	226	115	97%	745	352	112%
(Loss) income from discontinued operations, net of tax	(237)	62	NM	211	98	115%
Net (loss) income	(11)	177	NM	956	450	112%
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(3)	(32)	(91)%	(288)	(64)	350%
Interest expense from continuing operations	36	44	(18)%	102	146	(30)%
Interest expense from discontinued operations	10	8	25%	30	8	275%
Income tax expense from continuing operations	26	34	(24)%	81	77	5%
Income tax (benefit) expense from discontinued operations	(52)	17	NM	52	41	27%
Depreciation and amortization of continuing operations	83	78	6%	247	227	9%
Depreciation and amortization of discontinued operations	—	9	(100)%	—	68	(100)%
Other adjustments:
Acquisition and integration expenses and purchase accounting adjustments	2	10		10	17
Merger costs	1	12		2	18
EBITDA from discontinued operations	279	(96)		(293)	(215)
Noncontrolling interest of discontinued operations	(21)	12		222	18
Loss on early extinguishment of debt	—	35		3	36
Certain legal and other settlements and related expenses	1	—		9	1
Gain on sale of businesses/assets	—	—		—	(8)
Amortization of pension and postretirement actuarial losses	19	20		56	57
Plant incident remediation costs	—	13		—	13
Restructuring, impairment and plant closing and transition costs(4)	5	1		9	13
Adjusted EBITDA(1)	$375	$342	10%	$1,198	$903	33%

Net cash provided by operating activities from continuing operations				$620	$536	16%
Net cash used in investing activities from continuing operations				(565)	(147)	284%
Net cash used in financing activities				(83)	(343)	(76)%
Capital expenditures from continuing operations				(180)	(159)	13%

Huntsman Corporation

	Three months			Three months
	ended			ended
	September 30, 2018			September 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net (loss) income to adjusted net income
Net (loss) income			$(8)			$179
Net income attributable to noncontrolling interests			(3)			(32)
Acquisition and integration expenses and purchase accounting adjustments	$2	$—	2	$10	$(3)	7
Merger costs	1	—	1	12	(1)	11
Loss (income) from discontinued operations, net of tax(7)	279	(42)	237	(97)	34	(63)
Noncontrolling interest of discontinued operations	(21)	—	(21)	12	—	12
Loss on early extinguishment of debt	—	—	—	35	(12)	23
Certain legal and other settlements and related expenses	1	(1)	—	—	—	—
Gain on sale of businesses/assets	—	—	—	—	—	—
Amortization of pension and postretirement actuarial losses	18	(4)	14	19	(3)	16
Release of significant income tax valuation allowances(3)	(24)	—	(24)	—	—	—
Plant incident remediation costs	—	—	—	13	(4)	9
Restructuring, impairment and plant closing and transition costs(4)	5	(1)	4	1	1	2
Adjusted net income(2)			$202			$164

Weighted average shares-basic			237.9			238.5
Weighted average shares-diluted			240.8			244.0

Basic net (loss) income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.86			$0.36
(Loss) income from discontinued operations			(0.91)			0.26
Net (loss) income			$(0.05)			$0.62

Diluted net (loss) income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.85			$0.34
(Loss) income from discontinued operations			(0.90)			0.26
Net (loss) income			$(0.05)			$0.60

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$0.84			$0.67

	Nine months			Nine months
	ended			ended
	September 30, 2018			September 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$965			$454
Net income attributable to noncontrolling interests			(288)			(64)
Acquisition and integration expenses and purchase accounting adjustments	$10	$(2)	8	$17	$(4)	13
Merger costs	2	—	2	18	(1)	17
Income from discontinued operations, net of tax(7)	(293)	82	(211)	(218)	117	(101)
Noncontrolling interest of discontinued operations	222	—	222	18	—	18
Loss on early extinguishment of debt	3	(1)	2	36	(12)	24
Certain legal settlements and related expenses	9	(2)	7	1	—	1
Gain on sale of businesses/assets	—	—	—	(8)	—	(8)
Amortization of pension and postretirement actuarial losses	53	(12)	41	55	(11)	44
Release of significant income tax valuation allowances(3)	(119)	—	(119)	—	—	—
U.S. Tax Reform Act impact on income tax expense	49	—	49	—	—	—
Plant incident remediation costs	—	—	—	13	(4)	9
Restructuring, impairment and plant closing and transition costs(4)	9	(2)	7	13	(2)	11
Adjusted net income(2)			$685			$418

Weighted average shares-basic			239.1			238.0
Weighted average shares-diluted			243.0			243.5

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$2.88			$1.22
(Loss) income from discontinued operations			(0.05)			0.42
Net income			$2.83			$1.64

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$2.83			$1.19
(Loss) income from discontinued operations			(0.04)			0.41
Net income			$2.79			$1.60

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$2.82			$1.72

Capital expenditures, net of reimbursements(5)			$(176)			$(158)

Net cash provided by operating activities from continuing operations			$634			$538
Capital expenditures			(180)			(159)
All other investing activities from continuing operations, excluding acquisitions and disposition activities			—			7
Non-recurring merger costs			2			18
Free cash flow(6)			$456			$404

Huntsman International

	Three months			Three months
	ended			ended
	September 30, 2018			September 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net (loss) income			$(11)			$177
Net income attributable to noncontrolling interests			(3)			(32)
Acquisition and integration expenses and purchase accounting adjustments	$2	$—	2	$10	$(3)	7
Merger costs	1	—	1	12	(1)	11
Loss (income) from discontinued operations, net of tax(7)	279	(42)	237	(96)	34	(62)
Noncontrolling interest of discontinued operations	(21)	—	(21)	12	—	12
Loss on early extinguishment of debt	—	—	—	35	(12)	23
Certain legal and other settlements and related expenses	1	(1)	—	—	—	—
Gain on sale of businesses/assets	—	—	—	—	—	—
Amortization of pension and postretirement actuarial losses	19	(4)	15	20	(3)	17
Release of significant income tax valuation allowances(3)	(24)	—	(24)	—	—	—
Plant incident remediation costs	—	—	—	13	(4)	9
Restructuring, impairment and plant closing and transition costs(4)	5	(1)	4	1	1	2
Adjusted net income(2)			$200			$164
Other non-GAAP measures:

	Nine months			Nine months
	ended			ended
	September 30, 2018			September 30, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$956			$450
Net income attributable to noncontrolling interests			(288)			(64)
Acquisition and integration expenses and purchase accounting adjustments	$10	$(2)	8	$17	$(4)	13
Merger costs	2	—	2	18	(1)	17
Income from discontinued operations, net of tax(7)	(293)	82	(211)	(215)	117	(98)
Noncontrolling interest of discontinued operations	222	—	222	18	—	18
Loss on early extinguishment of debt	3	(1)	2	36	(12)	24
Certain legal and other settlements and related expenses	9	(2)	7	1	—	1
Gain on sale of businesses/assets	—	—	—	(8)	—	(8)
Amortization of pension and postretirement actuarial losses	56	(12)	44	57	(11)	46
Release of significant income tax valuation allowances(3)	(119)	—	(119)	—	—	—
U.S. Tax Reform Act impact on income tax expense	49	—	49	—	—	—
Plant incident remediation costs	—	—	—	13	(4)	9
Restructuring, impairment and plant closing and transition costs(4)	9	(2)	7	13	(2)	11
Adjusted net income(2)			$679			$419

Other non-GAAP measures:
Capital expenditures, net of reimbursements(5)			$(176)			$(158)

NM—Not meaningful

(1)

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) acquisition and integration expenses and purchase accounting adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) loss on early extinguishment of debt; (f) certain legal and other settlements and related expenses; (g) gain or loss on sale of businesses/assets; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; (j) restructuring, impairment and plant closing and transition costs; and (k) U.S. Tax Reform Act impact on noncontrolling interest. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

(2)

Adjusted net income is computed by eliminating the after‑tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) acquisition and integration expenses and purchase accounting adjustments; (b) merger costs; (c) income from discontinued operations, net of tax; (d) noncontrolling interest of discontinued operations (e) loss on early extinguishment of debt; (f) certain legal and other settlements and related expenses; (g) gain or loss on sale of assets/businesses; (h) amortization of pension and postretirement actuarial losses; (i) release or establishment of significant income tax valuation allowances; (j) U.S. Tax Reform Act impact on income tax expense; (k) plant incident remediation costs; (l) restructuring, impairment and plant closing and transition costs; and (m) U.S. Tax Reform Act impact on noncontrolling interest. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

(3)

The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach. During the nine months ended September 30, 2018, we released $119 million of valuation allowances in Switzerland, the U.K. and Luxembourg. We eliminated the effect of this significant change in tax valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period. We do not adjust for insignificant changes in tax valuation allowances because we do not believe this provides more meaningful information than is provided under GAAP.

(4)

Includes costs associated with transition activities relating to the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our consolidated statements of operations.

(5)

Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners. During the nine months ended September 30, 2018 and 2017, capital expenditures from continuing operations of $180 million and $159 million, respectively, were reimbursed in part by $4 million and $1 million, respectively, from joint venture partners.

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

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

As discussed in “Note 4. Discontinued Operations” to our condensed consolidated financial statements, the results from continuing operations for all periods presented exclude the results of the former P&A Business and the results of our former polymers, base chemicals and Australian styrenics business. The decrease of $158 million in net income attributable to Huntsman Corporation and the decrease of $159 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the three months ended September 30, 2018 increased by $275 million, or 13%, as compared with the 2017 period. The increase was primarily due to higher average selling prices in all our segments and higher sales volumes in all our segments, except for our Textile Effects segment. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2018 increased by $52 million and $51 million, or 11% each, as compared with the 2017 period. The increase resulted from higher gross margins in all our segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2018 increased by $13 million and $15 million, respectively, or 5% and 6%, respectively, as compared with the 2017 period, primarily related to an increase in consulting costs and the impact of translating foreign currency amounts to the U.S. dollar.

•

Our interest expense and the interest expense of Huntsman International for the three months ended September 30, 2018 decreased by $9 million and $8 million, respectively, or 23% and 18%, respectively, as compared with the 2017 period. The decrease was due to the early repayments on our term loans during the fourth quarter of 2017.

•

Equity in income of investment in unconsolidated affiliates for the three months ended September 30, 2018 was $14 million compared to $1 million in the 2017 period. The PO/MTBE joint venture with Sinopec, of which we hold a 49% interest, began commercial operations during the second half of 2017.

•

Loss on early extinguishment of debt for the three months ended September 30, 2018 decreased to nil from $35 million in the 2017 period. During the three months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $34 million related to early repayments on our term loans.

•

Our income tax expense for the three months ended September 30, 2018 decreased to $27 million from $35 million in the 2017 period. The income tax expense of Huntsman International for the three months ended September 30, 2018 decreased to $26 million from $34 million in the 2017 period. The decrease in tax expense was primarily due to the release of a valuation allowance in Luxembourg. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of the former P&A Business as discontinued operations. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements. In addition to the former P&A Business, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. Our loss from discontinued operations, net of tax, for the three months ended September 30, 2018 increased to $237 million from income of $63 million in the 2017 period. Loss from discontinued

operations, net of tax, of Huntsman International for the three months ended September 30, 2018 increased to $237 million from income of $62 million in the 2017 period. During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the net carrying amount of Venator to the lower of cost or estimated fair value, less cost to sell.

Segment Analysis

	Three months
	ended
	September 30,		Percent
(Dollars in millions)	2018	2017	Change
Revenues
Polyurethanes	$1,355	$1,197	13%
Performance Products	599	501	20%
Advanced Materials	279	263	6%
Textile Effects	204	193	6%
Corporate and eliminations	7	15	NM
Total	$2,444	$2,169	13%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$247	$245	1%
Performance Products	93	63	48%
Advanced Materials	56	56	—
Textile Effects	25	19	32%
Corporate and other	(47)	(43)	(9)%
Total	$374	$340	10%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$247	$245	1%
Performance Products	93	63	48%
Advanced Materials	56	56	—
Textile Effects	25	19	32%
Corporate and other	(46)	(41)	(12)%
Total	$375	$342	10%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2018 vs 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	5%	—	(2)%	10%
Performance Products	6%	(1)%	(6)%	21%
Advanced Materials	5%	(1)%	(3)%	5%
Textile Effects	12%	(2)%	—	(4)%
Total Company	5%	(1)%	(4)%	13%

	Three months ended September 30, 2018 vs June 30, 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(2)%	(2)%	—	7%
Performance Products	—	(1)%	(5)%	7%
Advanced Materials	—	(3)%	—	(1)%
Textile Effects	6%	(3)%	—	(13)%
Total Company	(1)%	(2)%	(1)%	6%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. Differentiated MDI average selling prices increased due to strong end market demand, partially offset by a decline in component MDI prices compared to the prior year period. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI sales volumes increased due to higher demand across most major markets. MTBE sales volumes increased due to the impact of hurricane related production outages during the third quarter of 2017. The modest increase in segment adjusted EBITDA was primarily due to higher MDI volumes and higher MTBE earnings due to hurricane related production outages in the third quarter of 2017, partially offset by lower component MDI margins.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended September 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to strong market conditions across several of our derivatives businesses and in response to higher raw material costs. Sales volumes increased primarily due to the impact of hurricane related production outages during the third quarter of 2017. The increase in segment adjusted EBITDA was primarily due to higher average selling prices, higher sales volumes and the impact of hurricane related production outages during the third quarter of 2017.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2018, compared to the same period in 2017 was due to higher sales volumes and higher average selling prices. Sales volumes increased across most markets in our core specialty business as well as in our commodity business. Average selling prices increased in response to higher raw material costs, partially offset by the impact of a stronger U.S. dollar against major international currencies. Segment adjusted EBITDA remained flat primarily due to higher specialty sales volumes, offset by higher raw material and fixed costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended September 30, 2018 compared to the same period of 2017 was due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased in response to higher raw material costs, partially offset by the impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to the impact from supply constraints in China, a de-selection of certain product ranges and a temporary transition in distribution channels within a few regions. The increase in segment adjusted EBITDA was primarily due to higher average selling prices, partially offset by higher raw material costs, higher selling, general and administrative costs and lower sales volumes.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2018, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $4 million to a loss of $47 million from a loss of $43 million for the same period of 2017. For the three months ended September 30, 2018, adjusted EBITDA from Corporate and other for Huntsman International decreased by $5 million to a loss of $46 million from a loss of $41 million for the same period of 2017. The decrease in segment adjusted EBITDA from Corporate and other resulted primarily from an increase in LIFO inventory reserves, partially offset by a decrease in unallocated foreign currency exchange loss.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

As discussed in “Note 4. Discontinued Operations” to our condensed consolidated financial statements, the results from continuing operations for all periods presented exclude the results of the former P&A Business and the results of our former polymers, base chemicals and Australian styrenics business. The increase of $287 million in net income attributable to Huntsman Corporation and the increase of $282 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the nine months ended September 30, 2018 increased by $988 million, or 16%, as compared with the 2017 period. The increase was primarily due to higher average selling prices and higher sales volumes in all our segments. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2018 increased by $321 million and $319 million, respectively, or 25% and 24%, respectively, as compared with the 2017 period. The increase resulted from higher gross margins in all our segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2018 increased by $70 million and $73 million, respectively, or 10% and 11%, respectively, as compared with the 2017 period, primarily related to an increase in research and development costs, consulting costs and the impact of translating foreign currency amounts to the U.S. dollar.

•

Our interest expense and the interest expense of Huntsman International for the nine months ended September 30, 2018 decreased by $48 million and $44 million, respectively, or 36% and 30%, respectively, as compared with the 2017 period. The decrease was due to the early repayments on our term loans during the second half of 2017.

•

Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2018 was $45 million compared to $4 million in the 2017 period. The PO/MTBE joint venture with Sinopec, of which we hold a 49% interest, began commercial operations during the second half of 2017.

•

Loss on early extinguishment of debt for the three months ended September 30, 2018 decreased to $3 million from $36 million in the 2017 period. During the nine months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $36 million related to early repayments on our term loans.

•

Our income tax expense for the nine months ended September 30, 2018 increased to $84 million from $78 million in the 2017 period. The income tax expense of Huntsman International for the nine months ended September 30, 2018 increased to $81 million from $77 million in the 2017 period. The increase in tax expense was primarily due to the increase in pre-tax income and the additional provisional deemed repatriation transition tax, which is partially offset by the release of valuation allowances in Switzerland, the U.K. and Luxembourg, in addition to the stock compensation excess tax benefits. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of the former P&A Business as discontinued operations. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements. In addition to the former P&A Business, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. Our income from discontinued operations, net of tax, for the nine months ended September 30, 2018 increased to $211 million from $101 million in the 2017 period. Income from discontinued operations, net of tax, of Huntsman International for the nine months ended September 30, 2018 increased to $211 million from $98 million in the 2017 period. During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the net carrying amount of Venator to the lower of cost or estimated fair value, less cost to sell.

Segment Analysis

	Nine months
	ended
	September 30,		Percent
(Dollars in millions)	2018	2017	Change

Revenues
Polyurethanes	$3,890	$3,172	23%
Performance Products	1,795	1,595	13%
Advanced Materials	850	782	9%
Textile Effects	631	586	8%
Corporate and eliminations	(23)	20	NM
Total	$7,143	$6,155	16%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$777	$556	40%
Performance Products	289	249	16%
Advanced Materials	177	166	7%
Textile Effects	80	64	25%
Corporate and other	(129)	(136)	5%
Total	$1,194	$899	33%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$777	$556	40%
Performance Products	289	249	16%
Advanced Materials	177	166	7%
Textile Effects	80	64	25%
Corporate and other	(125)	(132)	5%
Total	$1,198	$903	33%

NM—Not meaningful

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2018 vs 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	9%	3%	—	11%
Performance Products	6%	2%	(2)%	7%
Advanced Materials	4%	3%	1%	1%
Textile Effects	5%	2%	—	1%
Total Company	6%	3%	(2)%	9%

Polyurethanes

The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased in response to continued strong market conditions. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI sales volumes increased due to increased demand across most major markets. MTBE sales volumes increased due to the impact of maintenance outages during the second quarter of 2017 and hurricane related production outages during the third quarter~~s~~ of 2017. The increase in segment adjusted EBITDA was primarily due to higher MDI and MTBE margins as well as the impact of MTBE maintenance outages during the second quarter of 2017 and hurricane related production outages during the third quarter of 2017.

Performance Products

The increase in revenues in our Performance Products segment for the nine months ended September 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to strong market conditions across several of our derivatives businesses and in response to higher raw material costs. Sales volumes increased in our amines, maleic anhydride and ethylene glycol businesses. The increase in segment adjusted EBITDA was primarily due to higher margins and the impact of hurricane related production outages during the third quarter of 2017.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the nine months ended September 30, 2018, compared to the same period in 2017 was due to higher sales volumes and higher average selling prices. Sales volumes increased across most markets in our core specialty business, but were partially offset by lower sales volumes in our wind market due to challenging industry conditions. Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. The increase in segment adjusted EBITDA was primarily due to higher specialty sales volumes, partially offset by higher raw material and fixed costs.

Textile Effects

The increase in revenues in our Textile Effects segment for the nine months ended September 30, 2018 compared to the same period of 2017 was due to higher average selling prices and higher sales volumes. Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. Sales volumes increased in our specialty and differentiated businesses, particularly in the Asia region. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and average selling prices, partially offset by higher raw material costs and higher selling, general and administrative costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2018, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $7 million to a loss of $129 million from a loss of $136 million for the same period of 2017. For the nine months ended September 30, 2018, adjusted EBITDA from Corporate and other for Huntsman International increased by $7 million to a loss of $125 million from a loss of $132 million for the same period of 2017. The increase in segment adjusted EBITDA from Corporate and other resulted primarily from a decrease in unallocated corporate overhead, a decrease in loss from benzene sales and a decrease in LIFO inventory reserves, partially offset by an increase in unallocated foreign currency exchange loss.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10‑Q.

Cash Flows for the Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2018 and 2017 was $634 million and $538 million, respectively. The increase in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2018 compared with the same period in 2017 was primarily attributable to increased operating income as described in “—Results of Operations” above, partially offset by a $138 million unfavorable variance in operating assets and liabilities for the nine months ended September 30, 2018 as compared with the same period of 2017.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2018 and 2017 was $546 million and $145 million, respectively. During the nine months ended September 30, 2018 and 2017, we paid $180 million and $159 million, respectively, for capital expenditures,  paid $366 million and $14 million, respectively, for the acquisition of businesses, net of cash acquired, received proceeds of nil and $21 million, respectively, from the sale of assets and received nil and $7 million, respectively, from the termination of cross-currency interest rate contracts. For more information concerning business acquisitions, see “Note 3. Business Combination” to our condensed consolidated financial statements.

Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 was $117 million and $349 million, respectively. The decrease in net cash used in financing activities was primarily due to borrowings on our 2018 Revolving Credit Facility and proceeds from the secondary offering of the P&A Business in the 2018 period as well as net repayments of long-term debt in the 2017 period, partially offset by our repurchase of shares of our common stock under the share repurchase program and increased dividends paid to common stockholders and noncontrolling interests in the 2018 period as well as proceeds from the IPO of our former P&A Business in the 2017 period.

Free cash flow from continuing operations for the nine months ended September 30, 2018 and 2017 were cash proceeds of $456 million and $404 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding merger and acquisition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	September 30,	Less		December 31,	Increase	Percent
	2018	Acquisitions(2)	Subtotal	2017	(Decrease)	Change
Cash and cash equivalents	$446	$(2)	$444	$470	$(26)	(6)%
Restricted cash	—	—	—	11	(11)	(100)%
Accounts and notes receivable, net	1,394	(35)	1,359	1,283	76	6%
Inventories	1,231	(21)	1,210	1,073	137	13%
Prepaid expenses	50	—	50	60	(10)	(17)%
Other current assets	180	—	180	202	(22)	(11)%
Current assets held for sale(1)	2,916	—	2,916	2,880	36	1%
Total current assets	6,217	(58)	6,159	5,979	180	3%
Accounts payable	998	(13)	985	964	21	2%
Accrued liabilities	540	(7)	533	569	(36)	(6)%
Current portion of debt	200	—	200	40	160	400%
Current liabilities held for sale(1)	1,564	—	1,564	1,692	(128)	(8)%
Total current liabilities	3,302	(20)	3,282	3,265	17	1%
Working capital	$2,915	$(38)	$2,877	$2,714	$163	6%

(1)

We have presented Venator as held for sale as a single asset and liability in our condensed consolidated balance sheets. We are actively marketing our retained ownership in Venator at a reasonable price. During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amount of Venator to the lower of cost or estimated fair value, less cost to sell. For more information, see “Note 4. Discontinued Operations” to our condensed consolidated financial statements.

(2)	Represents amounts related to business acquisitions. For more information, see “Note 3. Business Combination” to our condensed consolidated financial statements.

Excluding the effects of business acquisitions, our working capital increased by $163 million as a result of the net impact of the following significant changes:

•	The decrease in cash, cash equivalents and restricted cash of $37 million resulted from the matters identified on our condensed consolidated statements of cash flows.

•	Accounts and notes receivable increased by $76 million mainly due to higher revenues in the third quarter of 2018 compared to the fourth quarter of 2017.

•	Inventories increased by $137 million primarily due to higher raw material costs and seasonally higher inventory volumes.

•	Accounts payable increased by $21 million primarily due to higher purchases consistent with the higher inventory balances.

•	Accrued liabilities decreased by $36 million primarily due to the payment of accrued compensation and taxes, other than income, offset by an increase in accrued interest.

•

Current portion of debt increased by $160 million primarily due to borrowings on our 2018 Revolving Credit Facility of $225 million for the Demilec Acquisition that we expect to repay within the next 12 months.

Direct and Subsidiary Debt

See “Note 8. Debt—Direct and Subsidiary Debt” to our condensed consolidated financial statements.

Debt Issuance Costs

See “Note 8. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our condensed consolidated financial statements.

Revolving Credit Facility

See “Note 8. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our condensed consolidated financial statements.

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

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2018, we had $1,529 million of combined cash and unused borrowing capacity, consisting of $446 million in cash and restricted cash, $1,016 million in availability under our 2018 Revolving Credit Facility, and $67 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

On May 21, 2018, Huntsman International entered into the 2018 Revolving Credit Facility, which replaced Huntsman International’s Prior Credit Facility. See “Note 8. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our condensed consolidated financial statements.

•

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $237 million for the nine months ended September 30, 2018, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•

During 2018, we expect to spend between $300 million and $320  million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities and cost reduction and expansion facilities. We expect to fund this spending with cash provided by operations.

•

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Prior Credit Facility and $75 million under our U.S. A/R Program. Proceeds from $275 million of borrowings under the 2018 Revolving Credit Facility were used to repay borrowings under our Prior Credit Facility.

•

During the nine months ended September 30, 2018, we made contributions to our pension and postretirement benefit plans related to continuing operations of $74 million. During the remainder of 2018, we expect to contribute an additional amount of approximately $23 million to these plans.

•

We are involved in a number of cost reduction programs for which we have established restructuring accruals. As of September 30, 2018, we had $53 million of accrued restructuring costs from continuing operations, of which $11 million is classified as current. For further discussion of these plans and the costs involved, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

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

•

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2018, we repurchased 5,895,665 shares of our common stock for approximately $175 million, including commissions, under the repurchase program.

•

We expect to monetize our remaining investment in Venator and expect to use the net proceeds to repay borrowings under the 2018 Revolving Credit Facility, for acquisitions, to repurchase shares of our common stock and for other corporate purposes.

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

•	As of September 30, 2018, we had indebtedness of $2.5 billion, and we believe we have achieved an investment-grade profile.

As of September 30, 2018, we had $200 million classified as current portion of debt, including borrowings on our 2018 Revolving Credit Facility of $175 million, debt at our variable interest entities of $23 million, and certain other short‑term facilities and scheduled amortization payments totaling $2 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of September 30, 2018, we had approximately $398 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non‑U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends or repayments of intercompany debt. While the repatriation of cash as a dividend or repayment of intercompany debt would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act, such repatriation may be subject to limited foreign taxes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2018, we had approximately $138 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

Beginning in 2009, Arabian Amines Company entered into a 12-year floating to fixed interest rate contract providing for a receipt of LIBOR interest payments for a fixed payment of 5.02%. In connection with the consolidation of Arabian Amines Company as of July 1, 2010, the interest rate contract is included in our consolidated results. See “Note 6. Variable Interest Entities” to our condensed consolidated financial statements. The notional amount of the swap as of September 30, 2018 was $12 million, and the interest rate contract was not designated as a cash flow hedge. As of September 30, 2018, the fair value of the swap was $1 million and was recorded in noncurrent liabilities on our condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2018 and 2017, we recorded a reduction of interest expense of nil due to changes in fair value of the swap.

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

Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive income on our condensed consolidated statements of comprehensive (loss) income. From time to time, we review such designation of intercompany loans.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2018, we have designated approximately €530 million (approximately $622 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2018 and 2017, the amount recognized on the hedge of our net investment was a gain of $16 million and a loss of $85 million, respectively, and was recorded in other comprehensive (loss) income on our condensed consolidated statements of comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments with respect to the legal proceedings referenced in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Rockwood Litigation

On February 6, 2017, we filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Albemarle Corporation (as Rockwood’s successor) and certain former Rockwood executives to recover damage for fraud and breach of contract. During the commissioning of a new Venator production facility in Augusta, Georgia (the “Augusta Facility”) for the synthesis of iron oxide pigments, the August facility experienced delays producing products at the expected specifications and quantities, raising questions regarding the capabilities of the technology we acquired from Rockwood in October 2014. In May 2018, Venator implemented a plan to cease using certain portions of the Augusta Facility and incurred significant restructuring expenses. The case is proceeding to arbitration, and we are seeking various forms of legal remedy, including compensatory damages, punitive damages, expectation damages, consequential damages and restitution. Venator is not party to the suit.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017 and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the months ended September 30, 2018.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
July	603,327	$29.68	602,533	$844,000,000
August	158,925	31.84	158,925	839,000,000
September	505,345	28.98	501,805	825,000,000
Total	1,267,597	29.67	1,263,263

(1)

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended September 30, 2018, we repurchased 1,263,263 shares of our common stock for approximately $37 million, including commissions, under the repurchase program.

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

Dated: October 30, 2018	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)