Form 10-K
period 2018-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2019-02-12
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001‑32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719‑6000	Delaware	42‑1648585
333‑85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719‑6000	Delaware	87‑0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	New York Stock Exchange
Huntsman International LLC	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	YES ☒	NO ☐
Huntsman International LLC	YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	YES ☐	NO ☒
Huntsman International LLC	YES ☐	NO ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. Huntsman Corporation

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

On June 29, 2018, the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of voting and non‑voting common equity held by non‑affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$6,285,496,925(1)
Huntsman International LLC	Units of Membership Interest	$0(2)

(1)Based on the closing price of $29.20 per share of common stock as quoted on the New York Stock Exchange.

(2)All units of membership interest are held by Huntsman Corporation, an affiliate.

On January 31, 2019, the number of shares outstanding of each of the registrant’s classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	233,379,080
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days of

Huntsman Corporation’s fiscal year ended December 31, 2018.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2018 ANNUAL REPORT ON FORM 10‑K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2018 ANNUAL REPORT ON FORM 10‑K

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

RECENT DEVELOPMENTS

Separation and Deconsolidation of Venator

In August 2017, we separated our Titanium Dioxide and Performance Additives business (“the P&A Business”) and conducted an initial public offering (“IPO”) of ordinary shares of Venator Materials PLC (“Venator”), formerly a wholly-owned subsidiary of Huntsman (“the Separation”). Additionally, in December 2017, we conducted a secondary offering of Venator ordinary shares. All of such ordinary shares were sold by Huntsman, and Venator did not receive any proceeds from the offerings. Venator’s ordinary shares began trading on The New York Stock Exchange under the symbol “VNTR” on August 3, 2017. On January 3, 2018, the underwriters purchased an additional 1,948,955 Venator ordinary shares pursuant to their over-allotment option, which reduced Huntsman’s ownership interest in Venator to approximately 53%. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations.

During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amount of the assets and liabilities held for sale and the amount of accumulated comprehensive income recorded in equity related to Venator to the lower of cost or estimated fair value, less cost to sell.

On December 3, 2018, we sold an aggregate of 4,334,389, or 4%, of Venator ordinary shares to Bank of America N.A. at a price to be determined based on the average of the daily volume weighted average price of Venator ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. This transaction allowed us to deconsolidate Venator beginning in December 2018. Following this transaction, we retained approximately 49% ownership in Venator.  In connection with the deconsolidation of Venator, we recorded a pretax loss of $427 million in discontinued operations to record our remaining ownership interest in Venator at fair value. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, at December 31, 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” on our consolidated statements of operations. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

Unsecured Revolving Credit Facility

On May 21, 2018, Huntsman International entered into a new $1.2 billion senior unsecured revolving credit facility (the “2018 Revolving Credit Facility”). Borrowings under the 2018 Revolving Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Revolving Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 14. Debt—Direct and Subsidiary Debt—Credit Facility” to our consolidated financial statements.

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

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. During the year ended December 31, 2018, we repurchased 10,405,457 shares of our common stock for approximately $276 million, excluding commissions, under the repurchase program.  From January 1, 2019 through January 31, 2019, we repurchased an additional 537,018 shares of our common stock for approximately $11 million, excluding commissions.

Demilec Acquisition

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec (USA) Inc. and Demilec Inc. (collectively, “Demilec”) for approximately $353 million, including working capital adjustments, in an all-cash transaction (“Demilec Acquisition”), which was funded from our Prior Credit Facility and our U.S. accounts receivable securitization program (“U.S. A/R Program”). Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business is being integrated into our Polyurethanes segment. See “Note 3. Business Combination” to our consolidated financial statements.

Overview

We are a global manufacturer of differentiated organic chemical products. We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes.

In August 2017, we separated our P&A Business through an IPO of ordinary shares of Venator, formerly our wholly-owned subsidiary. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of Venator ordinary shares which allowed us to immediately deconsolidate Venator and account for our remaining ownership interest in Venator as an equity method investment using the fair value option. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements. In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We also report the results of these businesses as discontinued operations.

As of December 31, 2018, we employed approximately 10,000 associates worldwide. Our revenues for the years ended December 31, 2018, 2017 and 2016 were $9,379 million, $8,358 million and $7,518 million, respectively.

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

			BMW, Electrolux, Firestone, Haier, Henkel, Lear, Louisiana Pacific, Norbord and Recticel	Benzene =>Nitrobenzene and Aniline
	Polyols	Polyols are combined with MDI and other isocynates to create a broad spectrum of polyurethane products, such as rigid foam, flexible foam and other non-foam applications.		Mostly PO, some EO	Wanhua Chemical Group, BASF, DowDuPont, Covestro and LyondellBasell
TPU

TPU is a high-quality, fully formulated thermal plastic that can be tailored with unique qualities. It can be used in injection molding and small components for automotive and footwear. It is also extruded into films, wires and cables for use in the coatings, adhesives, sealants and elastomers markets.

Isocyanate (such as MDI) and a polyol
	Propylene Oxide	PO is an intermediate product used in polyols and PG. PG is used in antifreeze, personal care, etc.		(Iso)butane, propylene and oxygen
	MTBE	MTBE is an oxygenate that is blended with gasoline to reduce harmful vehicle emissions and to enhance the octane rating of the gasoline.	PMI and Castleton	Tertiary butyl alcohol (byproduct of our PO process) and methanol	LyondellBasell , TPC and Enterprise Products

Performance Products	Amines

Amines are a family of intermediate chemicals that are valued for their properties as a reactive agent, emulsifier, dispersant, detergent, solvent or corrosion inhibitor. Amines are used in personal care products, polyurethane foam, fuel and lubricant additives, paints and coatings, composites, gas treatment and construction materials.

			Afton, Ecolab, Chevron Oronite, Evonik, Hexion, Infineum, Ingevity, Lubrizol, Bayer, Procter & Gamble and PPG	Internal: EO, PO and glycols External: ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile	BASF, Delamine, DowDuPont, Eastman, Evonik, Nouryon and Tosoh
Maleic Anhydride

Maleic anhydride is an intermediate chemical used primarily to produce unsaturated polyester resins (UPRs). UPRs are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and food acidulants.

			AOC, Ashland, Chevron Oronite, Cranston, Dixie, Ingevity, Lubrizol, MFG Chemical, Polynt-Reichhold and Tate & Lyle	Normal butane	Lanxess, INEOS, Bartek and Ashland
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

			Bayer, Procter & Gamble, Henkel, Unilever, Innospec, Stepan, NuFarm, Lubrizol, Ingevity and Ecolab	Internal: EO, EG and PO External: synthetic and natural alcohols, alpha olefin, tallow amine and nonylphenol	Shell, Sasol, DowDuPont, Clariant, BASF, Croda and Oxiteno
Linear Alkyl-Benzene (LAB)

LAB is a surfactant intermediate that is primarily used in producing linear alkyl-benzene sulfonate (LAS). LAS is used in laundry detergent. Additionally, specialty alkylate can be used in lubricant additive and oilfield applications.

			Procter & Gamble, Colgate, Lubrizol, Unilever, Henkel and Church & Dwight	Benzene, normal paraffin and alpha olefin	Cepsa, Sasol, Isu, Formosan Union Chemical and Jin Tung Petrochemical
	Ethylene Glycol (EG)	EG is primarily used in the production of polyester fibers, PET packaging and antifreeze.	DAK Americas, Helm and used internally	Internally produced EO	MEGlobal, Shell and Sabic
	Ethylene Oxide (EO)	EO is an intermediate chemical used internally to produce EG, surfactants, carbonates, amines and polyols.	Used internally	Ethylene	Internal consumption
	Olefins	Ethylene and propylene are used internally to produce EO & PO	Used internally	Ethane	Internal consumption

	Product Line	End Markets / Applications	Representative Customers	Raw Materials	Representative Competitors

Advanced Materials	Technologically advanced epoxy, acrylic and polyurethane‑based polymer formulations

Aerospace and industrial adhesives, composites for aerospace, automotive, oil and gas and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics and DIY adhesives.

			Acciona Blades, Bodo Moeller, Freeman, Hilti, Lianyungang, Schneider, Siemens, Speed Fair, Syngenta and Viasystems	BLR, epichlorohydrin, amines, polyols, isocyanates, acrylic materials, hardeners and fillers	Henkel, Sika, 3M, Sumitomo, Hexion, Elantas and Olin
	High performance thermoset resins and curing agents	High performance chemical building blocks sold to formulators who develop formulations for aerospace, automotive, oil and gas, coatings, construction, electronics, electrical insulation applications.	Cytec, Hexcel and Toray	Epichlorohydrin (ECH), amines, phenols, aminophenols, fatty acids	Hexion, Olin, Sumitomo and Evonik
	Base Liquid Resins (BLR), Base Solid Resins (BSR)	BLR is used internally and is the basic building block for many of our downstream products. Approximately 69% of what we produce is used internally and the rest is sold into the merchant market.	Akzo, Omya and Sherwin Williams	Epichlorohydrin, bisphenol A (BPA), BLR, MDA and phenol and aminophenols	Olin, Hexion, Kukdo and NanYa

Textile Effects	Chemicals, Dyes & Inks

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

			Esquel Group, Fruit of the Loom, Guilford Mills, Hanesbrands, Kahatex, Nice Cotton, Sage Automotive, Tencate, Y.R.C. and Zaber & Zubair	Thousands of raw materials, with no one representing more than 5% of raw material costs	Dyes: Archroma, DyStar, Longsheng, Runtu and Jihua Chemicals: Archroma, DyStar, Transfar/Tannatex, CHT and Rudolf Digital Inks: JK Group, Sensient/Xennia, DowDuPont, DyStar, and SPG

Polyurethanes

General

We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, PO, polyols, PG and TPU (each discussed in more detail below under “—Products and Markets”). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher‑margin, higher‑growth markets for specialty MDI and MDI‑based polyurethane systems. Volume growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI‑based products for other materials across a broad range of applications. We operate six primary polyurethane manufacturing facilities in the U.S., Europe and China. We operate six primary polyurethane manufacturing facilities in the U.S., Europe and China. We also operate 29 strategically located downstream facilities, 25 of them are polyurethane formulation facilities, commonly referred to in the chemical industry as “systems houses,” located in close proximity to our customers worldwide (see facilities listed in “—Item 2. Properties” below), which enables us to focus on customer support, technical service and a differentiated product offering. We also operate a specialty polyol manufacturing facility focused on the insulation market and three downstream TPU manufacturing facilities in the U.S., Europe and China.

Our customers produce polyurethane products through the combination of an isocyanate, such as MDI, with polyols, which are derived largely from PO and EO. We are able to produce over 2,500 distinct MDI‑based polyurethane products by modifying the MDI molecule through varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end‑use markets, including insulation in construction and appliances, cushioning for automotive and furniture, coatings, adhesives, wood binders for construction and furniture, footwear and other specialized engineering applications.

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

In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethanes formulation facility and a world scale research and development campus. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China in Caojing. In June 2006, HPS, a consolidated joint venture, began production at our MDI finishing plant. In September 2006, SLIC, an unconsolidated joint venture, began production at the MNB, aniline and crude MDI plants. We completed capacity expansions of these facilities during the first quarter of 2018. These world‑scale facilities strengthen our ability to service our customers in the critical Chinese market, the largest MDI market in the world, and will support the long‑term demand growth that we believe this region will continue to experience. Additionally, in November 2012, we entered into an agreement with Sinopec to form a joint venture to build a world scale PO/MTBE plant in Nanjing, China utilizing our proprietary PO/MTBE manufacturing technology. The facility was completed in early 2017 and beneficial commercial operations began in the second half of 2017. We own a 49% interest in the joint venture and account for our interest in the joint venture as an equity method investment.

Products and Markets

MDI is used primarily in rigid foam applications and in a wide variety of customized, higher‑value flexible foam as well as coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI in rigid foam, flexible foam and other non‑foam applications. PO is one of the principal raw materials for producing polyether polyols. The following chart illustrates the range of product types and end uses for polyurethane chemicals. We produce MDI, PO, Polyols and TPU products and do not produce TDI products.

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

MDI.  MDI has grown substantially over the past three decades, increasing by a factor of 6% to 7% CAGR, well in excess of global GDP. MDI has a substantially larger market size and a higher growth rate than other polyurethane isocyanates. This is primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications. We believe that MDI and formulated MDI systems, which combine MDI and polyols, will continue to grow at approximately double the rate of global GDP driven by the mega trends of energy management, food preservation, demographics and urbanization/transportation. MDI offers key products benefits of energy efficiency, comfort and durability aligned with these megatrends. We believe that MDI and formulated MDI systems will continue to substitute for alternative materials such as fiberglass in insulation, phenol formaldehyde in wood binders and TDI in automotive and furniture. Specialty cushioning and insulation applications, thermoplastic polyurethanes and adhesives and coatings will further contribute to the continued growth of MDI. MDI experiences some seasonality in its sales reflecting its exposure to seasonal construction‑related end markets such as insulation and composite wood products. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year. MTBE also experiences some seasonality in its sales revenue in the northern hemisphere (primarily North America and Europe) during the summer driving season.  Demand for MTBE, an additive to gasoline, increases during that time, resulting in increased selling prices for MTBE during the second and third quarters.

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

It is important to recognize the strategic link between PO, polyols and MDI. MTBE is a co‑product of the PO manufacturing process and is used in the gasoline market. Our strategic focus is on growing our differentiated (specialty MDI and polyols, formulated MDI based systems and TPU) sales and the diagram below provides an overview of that focus with an approximation of the number of grades, formulations, products and stock keeping units which we produce and sell.

Sales and Marketing

We market our polyurethane chemicals to over 6,000 customers in more than 90 countries. Our sales, marketing and technical resources are organized to support major regional markets and key end‑use markets, some of which requires a coordinated global approach, such as key accounts across the automotive sector. These key end‑use markets include the commercial and residential insulation, appliance, automotive, footwear, furniture and coatings, adhesives, sealants and elastomers industries. We sell both directly and indirectly to customers, the latter via a network of distributors and agents who in turn sell our products to customers who cannot be served as cost effectively by our internal sales groups.

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

	MDI		Polyols	TPU	Aniline		Nitrobenzene		PO		PG	MTBE
												(millions of
	(millions of pounds)											gallons)
Caojing, China	825	(1)
Geismar, Louisiana	1,060		160		706	(2)	1,000	(2)
Houston, Texas			170
Jinshan, China				40
Nanjing, China									529	(3)		260	(3)
Osnabrück, Germany			26	59
Port Neches, Texas									525		145	260
Ringwood, Illinois				28
Rotterdam, The Netherlands	1,036		190
Wilton, U.K.					783		1,045
Total	2,921		546	127	1,489		2,045		1,054		145	520

(1)    Represents our share of capacity from SLIC.

(2)    Represents our approximately 78% share of capacity under our consolidated Rubicon LLC manufacturing joint venture with Lanxess AG.

(3)    Represents our approximately 49% share of capacity under joint venture agreement with Sinopec Jinling Company, a subsidiary of Sinopec.

At our Geismar, Rotterdam and Caojing facilities we utilize sophisticated proprietary technology to produce MDI. This technology contributes to our position as a low-cost MDI producer. In addition to MDI, we use a proprietary manufacturing process to manufacture PO. We own or license all technology and know‑how developed and utilized at our PO facility. Our process combines isobutane and oxygen in proprietary oxidation (peroxidation) reactors, thereby forming TBHP and TBA, which are further processed into PO and MTBE, respectively. Because our PO production process is less expensive relative to other technologies and allows PO co‑products to be processed into saleable or useable materials, we believe that our PO production technology possesses several distinct advantages over its alternatives.

Joint Ventures

Rubicon Joint Venture.    Lanxess AG (“Lanxess”) is our joint venture partner in Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 85% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Lanxess is entitled to 100% of the DPA production. In addition to operating the joint venture’s aniline, nitrobenzene and DPA facilities, Rubicon LLC operates our wholly‑owned MDI, polyol and maleic anhydride facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

Chinese MDI Joint Ventures.  We are involved in two related joint ventures which operate MDI production facilities in Caojing, China. SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies, produces MNB, aniline and crude MDI. We effectively own 35% of SLIC and account for our investment under the equity method. HPS, our splitting joint venture with Shanghai Chlor‑Alkali Chemical Company, Ltd, manufactures pure MDI, polymeric MDI, MDI variants and formulated MDI systems. We own 70% of HPS and it is consolidated in our financial statements. These projects have been funded by a combination of equity invested by the joint venture partners and borrowed funds. We completed capacity expansions of these facilities in the first quarter of 2018. The total production capacity of the SLIC facilities is 1,280 million pounds per year of MDI, of which HPS is entitled to 825 million pounds.

Chinese PO/MTBE Joint Venture.    In November 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture involves the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. At the end of 2018, cumulative capital contributions were approximately $76 million, net of license fees from the joint venture. We received additional license fees of $7 million during 2018. Beneficial commercial operations began during the second half of 2017.

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

Competition

Our major competitors in the polyurethane chemicals market include BASF, Covestro, DowDuPont, Wanhua Chemical Group and LyondellBasell. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI‑based formulated polyurethane systems. Our downstream business is fragmented with different competitors in various markets and regions. Our competitors in downstream markets include Kingspan, Carlisle and Coim. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support, including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance, our ability to react quickly to changing customer needs and providing customers with innovative solutions to their needs.

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

We produce a wide range of amines, many of which are sold into specialty markets such as epoxy curing agents, oil exploration and production, agrochemicals, and fuel and lubricant additives. We believe we are the largest global producer of polyetheramines, one of the largest producers of 2‑(2‑amino ethoxy) ethanol, sold under our DGA™ brand, the largest global producer making the full range of ethyleneamines, the second largest producer of morpholine and the second largest North American producer of ethanolamines. We are the only producer and largest supplier of propylene carbonate and ethylene carbonate in North America. Many of the markets for these products have growth rates in excess of global GDP.

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

We also use internally produced and third‑party‑sourced ethylene to produce EG, which is primarily used in the production of polyester fibers, PET packaging and antifreeze.

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

Ethyleneamines	Chemical building block used in lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents, fungicides
Ethanolamines	Wood preservatives, herbicides, construction products, gas treatment, metalworking, personal care
Other specialty amines, including DGA™ Agent	Gas treating, agricultural chemicals, personal care, lubricant and fuel additives, polyurethane foams, fabric softeners, paints and coatings, refinery processing, water treating

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

Ethanolamines are produced by the reaction of EO with ammonia. There are three primary homologues (MEA, DEA, and TEA) with a wide range of market applications as noted above. Competition is limited due to the technical and cost barriers to entry.

Our amines are used in a wide variety of mainly industrial applications, including composites, paints and coatings, polyurethane foam, fuel and lubricant additives, and solvents. Our key amines customers include Afton, Chevron-Oronite, Ecolab, Evonik, Hexion, Infineum, Ingevity, Lubrizol, Bayer, Procter & Gamble and PPG.

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

Product Group	Applications
Maleic anhydride	Boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper and food additives
Maleic anhydride catalyst and technology licensing	Maleic anhydride, 1-4 butanediol (BDO) and its derivatives, including polybutylene terephthalate (PBT) production

Maleic anhydride is produced by oxidizing either benzene or normal butane through the use of a catalyst. Our maleic anhydride technology is a proprietary fixed bed butane-based process with a solvent recovery and refining system. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride‑based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which utilize PO, butadiene or acetylene as feedstocks. As a result, the growth in demand for BDO supports growing demand for our maleic anhydride technology and catalyst. Generally, changes in price have resulted from a combination of changes in industry capacity utilization and underlying raw material costs.

We license our maleic anhydride technology and supply our catalysts to licensees and to worldwide merchant customers. Revenue from licensing and catalyst comes from new plant commissioning, as well as current plant retrofits and routine catalyst changes. Our licensing group also licenses technology on behalf of other Performance Products businesses and other segments.

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

For basic surfactants, pricing tends to have a strong relationship to underlying raw material prices and usually lags raw material price movements. Surfactants used in more specialty applications are generally sold based upon the performance characteristics that they provide to customer‑specific end‑use application. Our key surfactants customers include Bayer, Procter & Gamble, Henkel, Unilever, Innospec, Stephan, NuFarm, Lubrizol, Ingevity and Ecolab.

LAB is a surfactant intermediate, which is produced through the reaction of benzene with either normal paraffins or linear alpha olefins. Nearly all the LAB produced globally is converted into LAS, a major anionic surfactant used worldwide for the production of consumer, industrial and institutional laundry detergents. We also manufacture a higher‑molecular‑weight alkylate, which is used as an additive to lubricants. Our key customers for LAB and specialty alkylates include Procter & Gamble, Colgate, Lubrizol, Unilever, Henkel and Church & Dwight.

Upstream Intermediates.  We consume internally produced and third‑party‑sourced base petrochemicals in the manufacture of our surfactants, LAB, and ethanolamines products, which are primarily used in detergency, consumer products and industrial applications. We also produce EG, which is primarily used in the production of polyester fibers and PET packaging.

We consume internally produced EO to produce three homologues of EG: MEG, DEG and TEG. MEG is consumed primarily in the polyester (fiber and bottle resin) and antifreeze markets and is also used in a wide variety of industrial applications including synthetic lubricants, plasticizers, solvents and emulsifiers. DEG is consumed internally to produce Morpholine and DGA™ Agent and polyols. TEG is used internally to produce polyols and is sold into the market for dehydration of natural gas. We continue to optimize our EO and EG operations depending on the fundamental market demand for EG.

Product Group	Applications
EG

Polyester fibers and PET bottle resins, heat transfer and hydraulic fluids, chemical intermediates, natural gas and hydrocarbon treating agents, unsaturated polyester resins, polyester polyols, plasticizers, solvent

Sales and Marketing

We sell over 1,000 products to over 2,000 customers globally through our Performance Products regional sales and marketing organizations, which have extensive market knowledge, considerable chemical industry experience and well-established customer relationships.

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

Manufacturing and Operations

Our Performance Products segment has the capacity to produce more than six billion pounds annually of a wide variety of products and formulations at 14 manufacturing locations in North America, EAME, Asia and Australia. These production capacities are as follows:

	Current capacity
	North
Product Area	America	EAME		APAC(1)	Total
	(millions of pounds)
Amines	1,063	237	(2)	107	1,407
Surfactants	660			135	795
LAB	400				400
Maleic anhydride	340	231	(3)		571
Carbonates	52				52
EG	1,000			55	1,055
EO	1,300			100	1,400
Ethylene	480				480
Propylene	140				140

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

Raw Materials

We have the capacity to produce 480 million pounds of ethylene and 140 million pounds of propylene, depending on feedstocks, at our Port Neches, Texas facility. All of the ethylene is used to produce EO and all of the propylene is used to produce PO at our Port Neches, Texas facility (primarily for our Polyurethanes segment). We have the capacity to use approximately 1.0 billion pounds of ethylene each year in the production of EO and ethyleneamines. Accordingly, we purchase or toll the remainder of our ethylene requirements from third parties. We consume all our EO in the manufacture of our EG, surfactants, carbonates and amines products. We also use internally produced PO and EG in the manufacture of these products.

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

In the production of surfactants and LAB, our primary raw materials, in addition to internally produced EO and internally produced and third-party sourced ethylene, are synthetic and natural alcohols, paraffin, alpha olefins, benzene and nonylphenol. All of these raw materials are widely available in the merchant market at competitive prices.

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

In our maleic anhydride market, we compete primarily on the basis of price, customer service, technical support and logistics management. Our competitors include Lanxess, INEOS, Bartek and Ashland. We are a leading global supplier of fixed bed catalyst for the manufacture of maleic anhydride from n-butane. The main competitors in the fixed bed n-butane based maleic anhydride catalyst market include Clariant and Polynt-Reichhold. In our maleic anhydride technology licensing market, our primary competitor is Conser. We compete primarily on the basis of technological performance and service.

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

We operate synthesis, formulating and production facilities in North America, Europe, Asia, and South America. We sell to more than 1,800 customers in the following end markets: aerospace, automotive, liquid natural gas transport, coatings and construction, printed circuit boards, consumer, industrial and automotive electronics, consumer and industrial appliances, wind power generation, consumer/do it yourself (“DIY”), electrical power transmission and distribution, recreational sports equipment, medical appliances and food and beverage packaging.

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

Transportation and Industrial.  We offer to the automotive, recreational sports equipment and industrial composite markets, including leading automotive OEM’s and Tier 1 suppliers, high end composite formulations. Lightweight, strength, flexibility, shorter cycle time and fatigue resistance are key requirements of our industrial partners. Our Advanced Materials segment had numerous awards from the JEC Composite Association for innovation in the composite industry.

ARALDITE® is an important brand in high‑performance adhesive technologies. We offer formulation expertise in various chemistries, including epoxies, polyurethanes, methacrylates and phenolics. Our materials address requirements such as long open times for large area applications, fast‑curing adhesives for early removal and rapid through‑put, resistance to high temperature, water and chemicals, thixotropy for gap‑filling or vertical applications, and toughness, impact‑resistance and elasticity to cope with different thermal expansions when bonding larger structures. Our adhesives are used in a large variety of industrial applications and in the consumer / do it yourself (DIY) market.

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

Coatings and Construction.  We offer expertise in curing technologies and a portfolio of specialized resins and additives to the manufacturers of paints and construction materials. Our specialty resins and additives, including epoxy hardeners and high solid or water based components, enable customers to address challenging industry requirements such as resistance to aggressive chemicals and high temperature, adhesion to difficult substrates, excellent mechanical properties, high drying speed and easy re-coatability, low temperature and sub-zero cure. Our product technologies enhance performance and productivity at low VOC and environmental impact in several coatings and construction applications, like heavy duty protection, marine, transportation, food packaging, flooring and chemical anchoring.

Wind and Base Resins.  Our products are used by leading wind blade manufacturers on a large range of applications from plugs to complete composite turbine blade production, as well as its assembly and repair. Our portfolio includes standard products as well as custom‑made solutions formulated to meet specific customer requirements.

We also offer basic liquid and solid epoxy resins to the general formulators market.

Sales and Marketing

We maintain multiple routes to market to service our diverse and fragmented customer base throughout the world. These routes to market range from using our own direct sales force, technically‑oriented distribution to mass distribution. Our direct sales force focuses on engineering solutions for our major customers who purchase significant amount of product. We use technically‑oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important, which reduces our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

We conduct sales activities through dedicated regional sales teams in EMEAI, Asia and the Americas. Our global customers are covered by key account managers who are familiar with the specific requirements of these customers. The management of long‑standing customer relationships is critical to the sales and marketing process.

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

 Manufacturing and Operations

We are a global business serving customers in three principal geographic regions: EAMEI, Asia and the Americas. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

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

Additionally, we produce large volumes of some of our most important raw materials, such as BLR and its basic derivatives, which are the basic building blocks of many of our products. Approximately 70% of the BLR we produce is consumed internally in our downstream products. The balance of our BLR is sold in the merchant market, allowing us to increase the utilization of our production plants and lower our overall BLR production cost.

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

Transportation and Industrial.  Our composite and adhesive markets are being driven by light weighting, cost effective production and assembling, and are serviced by our leading positions in systems formulations backed by application and process manufacturing knowledge. Our product offering allows for reliable and competitive solutions, with a strong ARALDITE® brand reputation, a robust supply chain and a specialized distribution channel to fulfill customers’ expectant demand for service & quality. Our major competitors include Dow, Hexion, Henkel, Sika and 3M.

Electrical Engineering and Electronics.  Our competitive position in these diverse markets is primarily based on formulations expertise, product reliability and performance, process expertise and technical support. Our competitive strengths result from our focus on defined market segment needs, our long‑standing customer relationships, product reliability and technical performance, and reputation and recognition as a quality supplier. Our major competitors in these markets are Hexion, Hitachi, Nagase, Xiongrun, Peters, Taiyo, Elantas, 3M and Lord.

Coatings and Construction.  Our long-standing position in these markets is served by our specialty resins and additives. Our additives and specialty resins offerings, including epoxy hardeners and high solid or water based components, are value‑added products that allow our customers to differentiate their own products. Our major competitors include AirProducts / Evonik, Allnex, Hexion, BASF, EMS, Nissan and Kukdo.

Wind and Base Resins. The wind market for thermoset resins is being driven by light weighting and energy efficiency and our product offering with standard products and custom-made formulations allows for competitively priced solutions backed by an effective supply chain. The market for basic liquid and solid epoxy resins is driven by global supply-and‑demand and industry consolidation and rationalization continues as a trend as macro‑economic factors affect profitability and supply balance. Our major competitors in these markets include OLIN, Hexion, NanYa, Kukdo, Chang Chun and Adytia Birla.

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

We market products to customers in multiple end‑markets, including consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home and institutional textiles and furnishings, carpet and other functional textiles. Competition within these markets is generally fragmented with few competitors who can offer complete solutions for each market. We develop and adapt our technology and our applications expertise for new markets and new applications to improve our competitive offering. Increased environmental regulations, particularly in many parts of Asia, and consumer awareness about the environmental impact of the apparel industry has resulted in increased demand for sustainably produced textiles. We are at the forefront of developing sustainable textiles with advanced technology such as non‑fluorinated durable water repellence, and eco‑friendly digital printing. Our award‑winning AVITERA® reactive dyeing technology meets global industry environmental standards and helps textile mills increase yield, improve productivity and reduce processing costs by significantly reducing water and energy consumption. We operate 12 synthesis and formulation production sites in Asia, Europe and the Americas.

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

We own a portfolio of digital inks brands such as LANASET® and TERASIL®,  used for inks primarily for apparel and sportswear, and LYOSPERSE®, TERASIL® and NOVACRON®,  used for inks for apparel and home textiles. We have digital ink solutions designed for the fast‑growing segments of soft‑signage and technical textiles.

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

Sales and Marketing

During 2018, approximately 62% of our sales were generated with approximately 1,600 direct customers through our global sales and technical services network and the remaining 38% is generated through our distribution partners. Our sales and technical services representatives work directly with our existing customers forming strong relationships and uncovering new opportunities. Demand for our products is subject to fabric trends and seasonal changes in connection with summer and winter fashion trends. As such, sales generally peak in the second quarter of the year as textile mills prepare for the winter fashion trends which tend to use darker shades and heavier fabric, thereby using more of our products.

In determining the markets on which we focus, we look at growth opportunity and value proposition. Consumption markets are primarily in developed economies, such as Europe and North America, while production markets are primarily in Asia, particularly China, India, Taiwan, Vietnam, Indonesia and Bangladesh. Our downstream marketing team engages with leading brands and retailers in developed economies while our sales force and manufacturing footprint are primarily in Asia, closer to the manufacturing and sourcing base for textiles. We believe that this set‑up also enables us to take advantage of continuous demand growth due to demographic and lifestyle changes in emerging markets.

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

Description of Facility
	Textile Chemicals		Textile Dyes		Inks
Location	Synthesis	Formulation	Synthesis	Formulation	Formulation
Atotonilquillo, Mexico	✓	✓	✓	✓
Baroda, India		✓	✓	✓
Bogota, Colombia		✓
Charlotte, North Carolina		✓
Fraijanes, Guatemala		✓
Gandaria, Jakarta, Indonesia		✓		✓
Hangzhou, China		✓
Karachi, Pakistan		✓
Langweid am Leich, Germany	✓	✓			✓
Panyu, China(1)	✓	✓
Samutsakorn (Mahachai), Thailand			✓	✓	✓
Taboão da Serra, Brazil		✓			✓

(1) 95%‑owned and consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.

Joint Venture

In September 2015, our Textile Effects segment established Huntsman Pürsan Chemicals Kimya Sanayi ve Ticaret Limited Şirketi (“HPC”), a 60%-owned joint venture company in Turkey, for the formulation, sale and marketing of textile chemicals and dyes. HPC ceased operating in the third quarter of 2018. The shareholders of HPC are in the process of appointing a liquidator to liquidate the company.

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

Competition

We are a major global solutions provider for textile chemicals, dyes and digital inks in our chosen markets. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who can offer complete solutions for the entire textile markets. Key competitors within dyes include Archroma, Longsheng, Runtu, Jihua and DyStar. Key competitors within textile chemicals include Archroma, DyStar, Transfar/Tannatex, CHT and Rudolf. Key competitors within digital inks include JK Group, Sensient/Xennia, DowDuPont, DyStar and SPG.

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

INTELLECTUAL PROPERTY RIGHTS

Proprietary protection of our processes, apparatuses, and other technology and inventions is important to our businesses. We own approximately 2,850 unexpired patents and have approximately 1,160 patent applications (including provisionals) currently pending. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

We have associated brand names with a number of our products, and we have approximately 4,370 trademark registrations and 150 pending trademark applications globally.  These registrations and applications include extensions of protection under the Madrid system for the international registration of marks. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

As of December 31, 2018, we employed approximately 10,000 associates in our operations around the world. Approximately 3,000 of these employees are located in the U.S., while approximately 7,000 are located in other countries. We believe our relations with our employees are good.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety, process safety, pollution, protection of the environment and natural resources, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict, joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to environmental, health and safety (“EHS”) matters may also be found in other areas of this report including “—Item 1A. Risk Factors,” “Note 2. Summary of Significant Accounting Policies—Environmental Expenditures” to our consolidated financial statements and “Note 20. Environmental Health and Safety Matters” to our consolidated financial statements.

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

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into an international climate agreement, which went into effect in November 2016 (the “Paris

Agreement”). Although the agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. However, in August 2017 the U.S. informed the United Nations that it is withdrawing from the Paris Agreement. The Paris Agreement provides for a four-year exit process.

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

We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. (“GAAP” or “U.S. GAAP”) have required us to place valuation allowances against our net operating losses and other deferred tax assets in a number of tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre‑tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions or changes in tax laws may dictate the continued imposition of current valuation allowances and, potentially, the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations. Furthermore, certain foreign jurisdictions may take actions to delay our ability to collect value‑added tax refunds.

Significant price volatility or interruptions in supply of our raw materials may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

We purchase a substantial portion of our raw materials from third‑party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical. For example, the market for crude oil and natural gas feedstocks experienced depressed pricing throughout the second half of 2018, leading to favorable prices for the raw materials that we purchase from third parties. Lower raw material prices, however, can lead to downward pressure on selling prices for certain of our products leading to reduced revenue. Our supply agreements typically provide for market‑based pricing and provide us only limited protection against price volatility. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

The number of sources for and availability of certain raw materials is also specific to the particular geographical region in which a facility is located. Political and economic instability in the countries from which we purchase our raw material supplies could adversely affect their availability. In addition, if raw materials become unavailable within a geographic area from which they are now sourced, then we may not be able to obtain suitable or cost-effective substitutes. We may also experience higher operating costs such as energy costs, which could affect our profitability. We may not always be able to increase our selling prices to offset the impact of any higher production costs or reduced production levels, which could reduce our earnings and decrease our liquidity.

Changes in U.S. trade policies and other factors beyond our control may adversely impact our business, financial condition and results of operations.

Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers export, including among others, textile, automotive and consumer products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. Additionally, our products may become directly subject to future tariffs, which would in turn raise the cost to our customers and could adversely affect the demand for our products. Direct or unforeseen consequences of tariffs, retaliatory tariffs or other trade restrictions may also alter the competitive landscape of our products in one or more regions of the world.

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

Our results of operations and equity method investment in Venator may fluctuate significantly depending upon the changes in market value of Venator shares.

On December 3, 2018, we sold an aggregate of 4,334,389, or approximately 4%, of Venator ordinary shares  Following this transaction, we retained approximately 49% ownership in Venator, and we elected the fair value option to account for our equity method investment in Venator post deconsolidation, in which case the investment balance is marked to fair value each reporting period and the impact of changes in fair value of the equity method investment are reported in earnings. Under this approach, our results of operations and equity method investment in

Venator could fluctuate significantly depending upon the changes in market value of Venator common stock. Specifically, the market price for Venator’s ordinary shares has been highly volatile, and the market from time to time has experienced significant price fluctuations. For example, during the year ended December 31, 2018, Venator’s stock price ranged from a low of $3.59 to a high of $24.31. As result, the cyclicality and volatility of Venator’s stock price can result in significant fluctuations in our results of operations and equity method investment from quarter to quarter.

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

We are subject to risks relating to our information technology systems, and any technology disruption or cybersecurity incident could negatively affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Our technology systems or the technology systems of third parties on which we rely, are vulnerable to disruption from circumstances beyond our control including fire, natural disasters, power outages, system failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent release of information. Any such disruption to these Information technology systems could disrupt our operations or result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees which could result in negative publicity/brand damage, violation of privacy laws, potential liability, including litigation/investigation/remediation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Any or all the above would potentially cause delays or cancellations of customer orders or impede the manufacture or shipment of products, processing of transactions or reporting of financial results.

While Huntsman has invested and continues to invest in technology security initiatives and disaster recovery plans, we may not be able to implement measures that will protect against all the significant risks to our information technology systems. We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. Current employees have, and former employees may have, access to a significant amount of information regarding our operations which could be disclosed to our competitors or otherwise used to harm us. Moreover, our operations in certain locations, such as China, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business. In addition, we could be required to expend significant additional efforts to respond to information technology issues or to protect against threatened or actual security breaches.

Finally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (GDPR), which requires companies to meet new regulations regarding the handling of personal data. Our failure to successfully implement or comply with appropriate processes to adhere to the GDPR requirements could result in substantial fines or penalties and legal liability which could tarnish our reputation.

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

Our failure to comply with any of our debt covenants, or our failure to make payments of principal or interest on our debt, could result in a default, or trigger cross‑default or acceleration provisions, under our debt agreements. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our debt covenants, see “Note 13. Debt—Compliance with Covenants” to our consolidated financial statements.

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

Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, in the U.S., the EPA finalized revisions to its Risk Management Program in January 2017. The revisions include new requirements for certain facilities to perform hazard analyses, third‑party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information. The EPA proposed to delay the rule’s effect until February 2019; however, a ruling by the U.S. Court of Appeals for the D.C. Circuit on September 21, 2018 made the Risk Management Program rule amendment effective immediately. The U.S. Occupational Safety and Health Administration had previously announced that it was considering changes to its Process Safety Management standards that parallel EPA’s Risk Management Program; but additional action appears unlikely at this time. In addition, TSCA reform legislation was enacted in June 2016, and the EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. The EPA has also released its framework for approving new chemicals and new uses of existing chemicals. Under the framework, a new chemical or use presents an unreasonable risk if it exceeds set standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

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

Our operations are increasingly subject to regulations that seek to reduce emissions of GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth’s climate. There are existing efforts to address GHG emissions at the international, national, and regional levels. For example, the 2015 Paris climate summit agreement, which entered into force in November 2016, resulted in voluntary commitments by numerous countries to reduce their GHG emissions. However, the U.S. notified the United Nations in August 2017 that it will be withdrawing from the agreement, which provides for a four-year exit process. The EU also regulates GHGs under the EU ETS and China has established its own country-wide GHG cap and trade program. Domestically, the EPA issued its final Clean Power Plan rules in 2015 that establish carbon pollution standards for power plants, called CO2 emission performance rates. This rule has been challenged in court and the EPA announced in October 2017 that it intended to repeal and potentially replace the Clean Power Plan. On August 21, 2018, the EPA proposed the Affordable Clean Energy (ACE) rule to replace the 2015 Clean Power Plan, which was stayed by the U.S. Supreme Court and has never gone into effect. The proposed ACE rule will establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. In any event, collectively, these rules and agreements may affect the long-term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. These various regulations and agreements may result in increased costs to purchased energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. Compliance with these regulations and any more stringent restrictions in the future may increase our operational costs.

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

We face risks arising from various legal actions, including matters relating to antitrust, product liability, intellectual property and environmental claims. It is possible that judgments could be rendered against us in these cases or others for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters. Over the past few years, antitrust claims have been made against chemical companies. In this type of litigation, the plaintiffs generally seek injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys’ fees, which may result in significant liabilities. An adverse outcome in any antitrust claim could be material and significantly impact our operations, financial condition, liquidity and business reputation.

Our business is exposed to risks associated with the creditworthiness of our suppliers, customers and business partners and the industries in which our suppliers, customers and business partners participate are cyclical in nature, both of which may adversely affect our business and results of operations.

Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners and reductions in demand for our customers’ products. During periods of economic disruption, more of our customers than normal may experience financial difficulties, including bankruptcies, restructurings and liquidations, which could affect our business by reducing sales, increasing our risk in extending trade credit to customers and reducing our profitability. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect accounts receivable from that customer.

Economic conditions and regulatory changes following the NAFTA negotiations and the United Kingdom's likely exit from the EU could adversely impact our operations, operating results and financial condition.

Following a referendum in June 2016 in which voters in the United Kingdom (the "U.K.”) approved an exit from the EU (“Brexit”), and on March 29, 2017, notified the EU that it intended to exit as provided in Article 50 of the Treaty on European Union. In November 2018, the U.K. Government and the EU published a draft withdrawal agreement setting the terms of the U.K.’s divorce from the EU. However, on January 15, 2019, the British Parliament overwhelmingly rejected the draft withdrawal agreement, triggering political upheaval that could lead to a disorderly exit from the EU. The uncertainty around the Brexit triggered short-term and potentially long-term financial volatility, including a decline in the value of the pound sterling in comparison to both the U.S. dollar and euro, and its indirect effect on the relationship between the U.S. dollar and the euro. The future effects of Brexit will depend on the final agreements the U.K. makes to retain access to the EU or other markets either during a transitional period or more permanently. Given the lack of comparable precedent and the upcoming deadline for the U.K. to exit the EU by March 29, 2019, it remains unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our Company, although any increase in duties and tariffs between the U.K. and the rest of the EU would be immediately damaging to the profitability and in some cases viability of exports of our products between those regions and, over the long term, might result in the need to relocate major manufacturing assets from one region to the other.

On September 30, 2018, the U.S., Mexico and Canada announced an agreement to replace North American Free Trade Agreement (“NAFTA”) with the United States–Mexico–Canada Agreement (“USMCA”). NAFTA is expected to remain in force until the USMCA is ratified by the member nations. However, there is a risk that if the USMCA is not approved by the member nations, NAFTA could be unilaterally terminated by the President of the United States. Any reversal of NAFTA could lead to significant declines in real GDP, trade, investment and employment in North America. It would also be immediately damaging to the profitability of annual Huntsman exports between the U.S., Mexico and Canada which in the aggregate total hundreds of millions of U.S. dollars.

We derive a significant portion of our revenues from sales in the regions that would be impacted by Brexit and a reversal of NAFTA. Approximately 24% of our revenues stem from sales in Europe and 40% from sales in North America. The consequences of Brexit and a reversal of NAFTA, depending upon what the terms and conditions of such events are, together with what may be protracted negotiations in both cases, could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. Brexit or a reversal of NAFTA could also create uncertainty with respect to the legal and regulatory requirements to which we and our customers in these regions are subject and lead to divergent national laws and regulations as the U.K. government determines which EU laws to replace or replicate or as members of NAFTA pursue other trade partners and adopt laws and regulations that are less harmonious with those of existing NAFTA members.

While we are not experiencing any material immediate adverse impact on our financial condition as a result of Brexit or the NAFTA negotiations, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the EU.

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

Our debt is generally the exclusive obligation of Huntsman International. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available for those amounts, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt issued by that subsidiary.

Regulatory or market changes with respect to MTBE may materially reduce our sales and/or materially increase our costs.

We produce MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because of the allegations that MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. We currently market MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S. This business has been profitable to us over time, and legislative or regulatory initiatives or changing consumer opinion outside the U.S. restricting MTBE or changing consumer opinion could materially adversely affect our ability to market and sell MTBE and our profitability. In 2017, China announced that it would implement a mandate to use gasoline containing 10% ethanol by 2020. We expect MTBE prices in China to continue facing downward pressure as a result of downstream refiners and blenders reduce operations in line with strong government initiative to improve environment in the country. Expansion of our PO/MTBE operations, including our joint venture with Sinopec in China, further exposes us to these risks.

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

As of December 31, 2018, our total consolidated outstanding debt was $2,320 million (including current portion of debt); our debt to total capitalization ratio was approximately 46%; our combined outstanding variable rate borrowings were approximately $312 million; and our current portion of debt totaled $96 million. Our debt level and the fact that a portion of our cash flow is required to make payments on our debt could have important consequences for our business, including but not limited to the following:

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
•

part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $3 million).

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

Location	Business Segment	Description of Facility

The Woodlands, Texas(1)	Various	Executive Offices, Operating Headquarters, Global Technology Center and Shared Services Center
Kuala Lumpur, Malaysia(1)	Various	Shared Services Center
Mumbai, India(1)	Various	Technology Center, Administrative Offices, Labs and Shared Services Center
Sao Paulo, Brazil(1)	Various	Administrative Offices and Accounting Shared Services Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(2), Aniline(2), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethane Systems House
Rotterdam, The Netherlands(1)	Polyurethanes and other various	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethanes Systems House and Accounting Shared Services Center
Caojing, China	Polyurethanes	MDI Finishing Facilities
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Deer Park, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Ternate, Italy	Polyurethanes	Polyurethane Systems House and Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethane Systems House, Global Technology Center, Performance Products Regional Headquarters and Shared Services Center
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House

Location	Business Segment	Description of Facility

Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Canada	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(4)	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Castelfranco Emilia, Italy	Polyurethanes	Polyurethane Systems House
Arlington, Texas	Polyurethanes	Polyurethane Systems House
Boisbriand, Canada	Polyurethanes	Polyurethane Systems House
King’s Lynn, U.K.(1)	Polyurethanes	Polyurethane Systems House
Ho Chi Minh City, Vietnam(1)	Polyurethanes and Advanced Materials	Polyurethanes Systems House and Formulating Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center and Shared Service Center
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes and other various	Aniline and Nitrobenzene Manufacturing Facilities
Nanjing, China(5)	Polyurethanes	PO and MTBE Manufacturing Facilities
Port Neches, Texas	Polyurethanes and Performance Products	Olefins, EO, EG, Surfactants, Amines, PO and MTBE Manufacturing Facilities
Conroe, Texas	Performance Products	Amines and Carbonates Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(6)	Performance Products	Amines Manufacturing Facility
Chocolate Bayou, Texas(1)	Performance Products	LAB Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(7)	Performance Products	Maleic Anhydride Manufacturing Facility
Dayton, Texas	Performance Products	Surfactant Manufacturing Facility
Botany, Australia(1)	Performance Products	Surfactant/EG Manufacturing Facility
Ankleshwar, India(1)	Performance Products	Surfactant/Amines Manufacturing Facility
Melbourne, Australia(1)	Performance Products	Research Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Formulating and Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
McIntosh, Alabama	Advanced Materials	Formulating and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating and Synthesis Facility
Taboão da Serra, Brazil	Advanced Materials, Polyurethanes and Textile Effects	Formulating Facility, Labs, Polyurethane Systems House and Chemicals and Inks Formulations Facility
Panyu, China(1)(8)	Advanced Materials and Textile Effects	Formulating and Synthesis Facility, Technology Center and Shared Services Center
East Lansing, Michigan	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Merrimack, New Hampshire(1)	Advanced Materials	Research Facility
Basel, Switzerland	Advanced Materials and Textile Effects	Advanced Materials Regional Headquarters, Technology Center
Langweid am Leich, Germany	Textile Effects	Chemicals Synthesis and Chemicals and Inks Formulation Facility
Charlotte, North Carolina	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand	Textile Effects	Textiles Dyes Synthesis and Dyes and Inks Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Effects	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Effects and Polyurethanes	Textile Dyes and Chemicals Formulations Facility and Polyurethane Systems House
Fraijanes, Guatemala	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Karachi, Pakistan(1)	Textile Effects	Chemicals Formulations Facility

Location	Business Segment	Description of Facility

Singapore(1)	Textile Effects and other various	Textile Effects Headquarters and Administrative Offices
Wynyard, U.K.(1)	Various	Administrative Offices

(1)	Leased land and/or building.
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

(3)	35% interest in SLIC, our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies.
(4)	51%‑owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.
(5)	49% interest in Nanjing Jinling Huntsman New Material Co., Ltd., our unconsolidated manufacturing joint venture with Sinopec. Beneficial commercial operations began during the second half of 2017.
(6)	50% interest in AAC, our consolidated manufacturing joint venture with the Zamil Group.
(7)	50% interest in Sasol‑Huntsman, our consolidated manufacturing joint venture with Sasol.
(8)	95%‑owned consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.

ITEM 3.  LEGAL PROCEEDINGS

Indemnification Matter

See “Note 19. Commitments and Contingencies—Indemnification Matter” to our consolidated financial statements.

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

 Texas Emissions Penalties

On August 17, 2017, we were informed by the Texas Commission on Environmental Quality (the “TCEQ”) that we would be assessed a penalty of $104,128 in connection with eight alleged unauthorized air emission events dating back to November 2015. In December 2018, the TCEQ revised the proposed penalty to $91,002.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is information concerning our executive officers and significant employees as of the date of this report.

Peter R. Huntsman, age 55, is Chairman of the Board, President and Chief Executive Officer of our Company. Peter R. Huntsman has served as Chairman of the Board since January 2018 and as a director of our company and affiliated companies since 1994. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman currently serves as Chairman of the Board and a director of Venator Materials PLC, which separated from our Company in 2017.

Sean Douglas, age 54, is Executive Vice President and Chief Financial Officer. Mr. Douglas was appointed to this position in January 2017. Mr. Douglas was previously Vice President, Corporate Development and Treasurer from July 2015 to July 2016. Mr. Douglas left the Company in July 2012 to perform charitable services and rejoined the Company in July 2015. He previously served as our Vice President, Corporate Development from December 2009 until July 2012. Mr. Douglas served as Vice President and Treasurer from 2002 to December 2009, Vice President, Finance from July 2001 to 2002 and Vice President, Administration from January 1997 to July 2001. Prior to joining Huntsman in 1990, Mr. Douglas worked for the accounting firm of PricewaterhouseCoopers.

David M. Stryker, age 60, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

Anthony P. Hankins, age 61, is Division President, Polyurethanes and Chief Executive Officer, Asia‑Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia‑Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

Rohit Aggarwal, age 51, is Division President, Textile Effects. Mr. Aggarwal was appointed to this position in July 2016. Mr. Aggarwal was previously Vice President and Managing Director of Indian Subcontinent for Huntsman from July 2015 to July 2016 and served in various positions within Huntsman’s Advanced Materials and Textile Effects segments from 2005 to 2013. In 2013, Mr. Aggarwal left Huntsman to join Louis Dreyfus Commodities B.V. as Chief Executive Officer of Asia Region, a position he held until his return to our Company in 2015.

Monte G. Edlund, age 63, is Division President, Performance Products. Prior to his appointment to this position in July 2015, Mr. Edlund served as Vice President—Americas, Advanced Materials since July 2011. From December 2007 to July 2011, Mr. Edlund served as Vice President—Global Specialty Textiles, Textile Effects, from April 2002 to December 2007, he served as Vice President, Polymers and from June 1999 to April 2002, he served as Vice President, Marketing, Base Chemicals and Polymers. Prior to joining Huntsman in 1997 as Vice President—Marketing, Rexene, Mr. Edlund held numerous positions with Rexene Corporation.

Scott J. Wright, age 47, is Division President, Advanced Materials. Mr. Wright was appointed to this position in June 2016. Prior to that time, Mr. Wright served as Vice President of Huntsman Advanced Materials—Europe, Middle East & Africa since 2011. Before joining Huntsman’s Advanced Materials segment, Mr. Wright spent 15 years in Huntsman’s former P&A Business in a number of roles of increasing responsibility including product development, business planning, marketing and sales. Prior to joining Huntsman in July 1999, Mr. Wright worked with ICI.

Ronald W. Gerrard, age 59, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. He also serves as our Corporate Sustainability

Officer. From May 2004 to June 2009, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes segment. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes segment. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

R. Wade Rogers, age 53, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

Randy W. Wright, age 60, is Vice President and Controller. Prior to his appointment to this position in February 2012, Mr. Wright served as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia‑Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

Twila Day, age 57, is Vice President and Chief Information Officer. Ms. Day was appointed to this position upon joining Huntsman in November 2018. Prior to joining Huntsman, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the executive committee at Alvarez & Marsal. Previously, Ms. Day served at SYSCO Corporation for more than 20 years in a variety of positions, culminating in her appointment as Senior Vice President Information Technology and Chief Information Officer.

Kevin C. Hardman, age 55, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master’s degree in tax accounting.

Ivan Marcuse, age 42, is Vice President, Investor Relations. Prior to joining Huntsman in April 2017, Mr. Marcuse served as Director, Equity Research, Specialty Chemicals for KeyBanc Capital Markets Inc. from August 2011 to February 2017. Previously, he was Vice President, Equity Research, Building Products and Materials, for Northcoast Research. Mr. Marcuse is a CFA charterholder and holds a master’s degree in business administration.

Claire Mei, age 44, is Vice President and Treasurer. Ms. Mei was appointed to this role upon joining Huntsman in August of 2018. Prior to joining Huntsman, Ms. Mei served as Vice President and Treasurer at Chobani Global Holdings since November 2016. Previously, Ms. Mei served in a variety of treasury and financial roles with increasing responsibility at several companies including Kraft Foods, PepsiCo, and Hyatt Corporation. Ms. Mei was also a management consultant with McKinsey & Company in Shanghai, China. Ms. Mei holds a master’s degree in business administration.

Pierre Poukens, age 56, is Vice President, Internal Audit, a position he has held since February 2012. Mr. Poukens was Director of Internal Audit from April 2005 to January 2012 and joined Huntsman as Internal Audit Manager in January 2000. Prior to joining Huntsman, Mr. Poukens held various accounting and auditing positions with European companies in Belgium. Mr. Poukens is a Certified Internal Auditor.

Luciano Reyes, age 47, is Vice President, Corporate Development. Mr. Reyes was appointed to this position upon joining Huntsman in August of 2018. Prior to joining Huntsman, Mr. Reyes was employed by Chicago Bridge & Iron Company (CB&I) as Senior Vice President since 2015, and Vice President & Treasurer since 2006, subsequent to holding positions of increasing responsibility in Corporate Development, Finance and Treasury since joining CB&I in 1998. Previously, Mr. Reyes held various finance roles at USG Corporation, CIT Group and various banking institutions. Mr. Reyes holds a master's degree in business administration.

Nooshin Vaughn, age 44, is Vice President, Financial Planning and Analysis. Ms. Vaughn was appointed to this position effective June 2018. Ms. Vaughn previously served as Director, Investor Relations. Prior to that, Ms. Vaughn held numerous roles in finance, accounting and information technology. Prior to joining Huntsman in 1997, Ms. Vaughn worked for the accounting firm of Deloitte & Touche. Ms. Vaughn is a Certified Public Accountant.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information And Holders

Our common stock is listed on the New York Stock Exchange under the symbol “HUN.” As of January 31, 2019, there were approximately 54 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $21.97 per share.

Dividends

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

Purchases Of Equity Securities By The Company

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2018.

			Total number of	Approximate
			shares purchased	dollar value of
	Total number	Average	as part of publicly	shares that may yet
	of shares	price paid	announced plans	be purchased under
	purchased	per share(1)	or programs(2)	the plans or programs(2)
October	460,000	$21.87	460,000	$815,000,000
November	3,801,102	22.66	3,800,954	729,000,000
December	248,838	19.39	248,838	724,000,000
Total	4,509,940	$22.40

(1)   Represents net purchase price per share, exclusive of any fees or commissions.

(2)   On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost.

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

Huntsman Corporation

	Year ended December 31,
(in millions, except per share amounts)	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$9,379	$8,358	$7,518	$8,139	$10,029
Gross profit	2,025	1,806	1,518	1,734	1,853
Restructuring, impairment and plant closing (credits) costs	(5)	20	47	83	98
Operating income	1,038	845	663	717	772
Income from continuing operations	845	583	365	428	485
(Loss) income from discontinued operations, net of tax(a)	(195)	158	(8)	(302)	(140)
Net income	650	741	357	126	345
Net income attributable to noncontrolling interests	(313)	(105)	(31)	(33)	(22)
Net income attributable to Huntsman Corporation	337	636	326	93	323
Basic income (loss) per common share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$3.21	$2.01	$1.41	$1.63	$1.91
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(a)	(1.79)	0.66	(0.03)	(1.25)	(0.58)
Net income attributable to Huntsman Corporation common stockholders	$1.42	$2.67	$1.38	$0.38	$1.33
Diluted income (loss) per common share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$3.16	$1.96	$1.39	$1.61	$1.88
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(a)	(1.77)	0.65	(0.03)	(1.23)	(0.57)
Net income attributable to Huntsman Corporation common stockholders	$1.39	$2.61	$1.36	$0.38	$1.31
Other Data:
Depreciation and amortization	$343	$319	$318	$298	$358
Capital expenditures	313	282	318	461	465
Dividends per share	0.65	0.50	0.50	0.50	0.50
Balance Sheet Data (at period end):
Total assets	$7,953	$10,244	$9,189	$9,820	$10,923
Total debt	2,320	2,298	4,173	4,770	5,104
Total liabilities	5,204	6,873	7,722	8,191	8,972

(a)

(Loss) income from discontinued operations represents the operating results of Venator through December 3, 2018 as well as our former Australian styrenics business, our former U.S. base chemicals business and our former North American polymers business. The U.S. base chemicals business was sold on November 5, 2007 and the North American polymers business was sold on August 1, 2007.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Separation and Deconsolidation of the Venator

In August 2017, we separated the P&A Business and conducted an IPO of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. Additionally, in December 2017, we conducted a secondary offering of Venator ordinary shares. All of such ordinary shares were sold by Huntsman, and Venator did not receive any proceeds from the offerings. Venator’s ordinary shares began trading on The New York Stock Exchange under the symbol “VNTR” on August 3, 2017. On January 3, 2018, the underwriters purchased an additional 1,948,955 Venator ordinary shares pursuant to their over-allotment option, which reduced Huntsman’s ownership interest in Venator to approximately 53%. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations.

During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amount of the assets and liabilities held for sale and the amount of accumulated comprehensive income recorded in equity related to Venator to the lower of cost or estimated fair value, less cost to sell.

On December 3, 2018, we sold an additional aggregate of 4,334,389, or 4%, of Venator ordinary shares to Bank of America N.A. at a price to be determined based on the average of the daily volume weighted average price of Venator ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. This transaction allowed us to deconsolidate Venator beginning in December 2018. Following this transaction, we retained approximately 49% ownership in Venator. In connection with the deconsolidation of Venator, we recorded a pretax loss of $427 million in discontinued operations to record our remaining ownership interest in Venator at fair value. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, at December 31, 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” on our consolidated statements of operations. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

Unsecured Revolving Credit Facility

On May 21, 2018, Huntsman International entered into the 2018 Revolving Credit Facility. Borrowings under the 2018 Revolving Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Revolving Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 14. Debt—Direct and Subsidiary Debt—Credit Facility” to our consolidated financial statements.

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

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. During the year ended December 31, 2018, we repurchased 10,405,457 shares of our common stock for approximately $276 million, excluding commissions, under the repurchase program. From January 1, 2019 through January 31, 2019, we repurchased an additional 537,018 shares of our common stock for approximately $11 million, excluding commissions.

Demilec Acquisition

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec for approximately $353 million, including working capital adjustments. The Demilec Acquisition, was funded from our Prior Credit Facility and our U.S. A/R Program. Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business is being integrated into our Polyurethanes segment. See “Note 3. Business Combination” to our consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Continued growth and stable margins in differentiated business
•	Benefit of new capacity in China
•	Continued globalization of recent acquisitions
•	Lower component MDI and MTBE margins
•	Some currency headwinds

Performance Products:

•	Growth in downstream portfolio of specialty amines and surfactants
•	Continued stable margins in our derivatives business
•	Lower margins in our upstream intermediates businesses

Advanced Materials:

•	Continued growth and stable margins in our specialty business
•	Higher fixed costs and research and development spend, offset by specialty volume growth
•	Continued break-even results in commodity businesses
•	Some currency headwinds

Textile Effects:

•	Continued EBITDA growth
•	Sustainable solutions drive specialty and differentiated margins and volume growth
•	Higher raw material costs due to continued China regulatory enforcements on certain dye ranges

In 2019, we expect to spend approximately $390 million on capital expenditures, including approximately $50 million for the construction of a new MDI splitting unit in Geismar, Louisiana.

In 2018, our adjusted effective tax rate was 19%. We expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our consolidated financial statements.

Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Statements” for a discussion of our use of forward-looking statements.

Results  Of  Operations

For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 (dollars in millions, except per share amounts).

Huntsman Corporation

	Year ended December 31,			Percent Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Revenues	$9,379	$8,358	$7,518	12%	11%
Cost of goods sold	7,354	6,552	6,000	12%	9%
Gross profit	2,025	1,806	1,518	12%	19%
Operating expenses	982	936	909	5%	3%
Restructuring, impairment and plant closing (credits) costs	(5)	20	47	NM	(57)%
Merger costs	2	28	—	(93)%	NM
Other operating expense (income), net	8	(23)	(101)	NM	(77)%
Operating income	1,038	845	663	23%	27%
Interest expense	(115)	(165)	(203)	(30)%	(19)%
Equity in income of investment in unconsolidated affiliates	55	13	5	323%	160%
Fair value adjustments to Venator investment	(62)	—	—	NM	—
Loss on early extinguishment of debt	(3)	(54)	(3)	(94)%	NM
Other income, net	29	8	12	263%	(33)%
Income from continuing operations before income taxes	942	647	474	46%	36%
Income tax expense	(97)	(64)	(109)	52%	(41)%
Income from continuing operations	845	583	365	45%	60%
(Loss) income from discontinued operations, net of tax	(195)	158	(8)	NM	NM
Net income	650	741	357	(12)%	108%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(313)	(105)	(31)	198%	239%
Interest expense from continuing operations	115	165	203	(30)%	(19)%
Interest expense (income) from discontinued operations	36	19	(1)	89%	NM
Income tax expense from continuing operations	97	64	109	52%	(41)%
Income tax expense (benefit) from discontinued operations	34	67	(24)	(49)%	NM
Depreciation and amortization of continuing operations	343	319	318	8%	—
Depreciation and amortization of discontinued operations	—	68	114	(100)%	(40)%
Other adjustments:
Business acquisition and integration expenses	5	19	12
Purchase accounting inventory adjustments	4	—	—
Merger costs	2	28	—
EBITDA from discontinued operations	125	(312)	(81)
Noncontrolling interest of discontinued operations	232	49	11
Fair value adjustments to Venator investment	62	—	—
Loss on early extinguishment of debt	3	54	3
Certain legal settlements and related expenses (income)	6	(11)	1
Gain on sale of businesses/assets	—	(9)	(97)
Amortization of pension and postretirement actuarial losses	71	73	55
Plant incident remediation costs	1	16	—
U.S. Tax Reform Act impact on noncontrolling interest	—	(6)	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(4)	20	48
Adjusted EBITDA(1)	$1,469	$1,259	$997	17%	26%

Net cash provided by operating activities from continuing operations	963	$842	$974	14%	(14)%
Net cash used in investing activities from continuing operations	(677)	(265)	(120)	155%	121%
Net cash used in financing activities	(424)	(519)	(723)	(18)%	(28)%
Capital expenditures from continuing operations	(313)	(282)	(318)	11%	(11)%

Huntsman International

	Year ended December 31,			Percent Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Revenues	$9,379	$8,358	$7,518	12%	11%
Cost of goods sold	7,351	6,546	5,993	12%	9%
Gross profit	2,028	1,812	1,525	12%	19%
Operating expenses	977	931	905	5%	3%
Restructuring, impairment and plant closing (credits) costs	(5)	20	47	NM	(57)%
Merger costs	2	28	—	(93)%	NM
Other operating expense (income), net	8	(23)	(101)	NM	(77)%
Operating income	1,046	856	674	22%	27%
Interest expense	(136)	(181)	(215)	(25)%	(16)%
Equity in income of investment in unconsolidated affiliates	55	13	5	323%	160%
Fair value adjustments to Venator investment	(62)	—	—	NM	—
Loss on early extinguishment of debt	(3)	(54)	(3)	(94)%	NM
Other income, net	24	6	14	300%	(57)%
Income from continuing operations before income taxes	924	640	475	44%	35%
Income tax expense	(93)	(61)	(108)	52%	(44)%
Income from continuing operations	831	579	367	44%	58%
(Loss) income from discontinued operations, net of tax	(195)	155	(13)	NM	NM
Net income	636	734	354	(13)%	107%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(313)	(105)	(31)	198%	239%
Interest expense from continuing operations	136	181	215	(25)%	(16)%
Interest expense (income) from discontinued operations	36	19	(1)	89%	NM
Income tax expense from continuing operations	93	61	108	52%	(44)%
Income tax expense (benefit) from discontinued operations	34	67	(24)	(49)%	NM
Depreciation and amortization of continuing operations	340	311	306	9%	2%
Depreciation and amortization of discontinued operations	—	68	114	(100)%	(40)%
Other adjustments:
Business acquisition and integration expenses	5	19	12
Purchase accounting inventory adjustments	4	—	—
Merger costs	2	28	—
EBITDA from discontinued operations	125	(309)	(76)
Noncontrolling interest of discontinued operations	232	49	11
Fair value adjustments to Venator investment	62	—	—
Loss on early extinguishment of debt	3	54	3
Certain legal settlements and related expenses (income)	6	(11)	1
Gain on sale of businesses/assets	—	(9)	(97)
Amortization of pension and postretirement actuarial losses	75	76	58
Plant incident remediation costs	1	16	—
U.S. Tax Reform Act impact on noncontrolling interest	—	(6)	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(4)	20	48
Adjusted EBITDA(1)	$1,473	$1,263	$1,001	17%	26%

Net cash provided by operating activities from continuing operations	946	836	968	13%	(14)%
Net cash used in investing activities from continuing operations	(692)	(279)	(113)	148%	147%
Net cash used in financing activities	(390)	(495)	(721)	(21)%	(31)%
Capital expenditures from continuing operations	(313)	(282)	(318)	11%	(11)%

Huntsman Corporation

	Year ended			Year ended			Year ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$650			$741			$357
Net income attributable to noncontrolling interests			(313)			(105)			(31)
Business acquisition and integration expenses	$5	$(2)	3	$19	$(5)	14	$12	$(3)	9
Purchase accounting inventory adjustments	4	(1)	3	—	—	—	—	—	—
Merger costs	2	—	2	28	(10)	18	—	—	—
Loss (income) from discontinued operations(5)	125	70	195	(312)	154	(158)	(81)	89	8
Noncontrolling interest of discontinued operations	232	—	232	49	—	49	11	—	11
Fair value adjustments to Venator investment	62	—	62	—	—	—	—	—	—
Loss on early extinguishment of debt	3	(1)	2	54	(19)	35	3	(1)	2
Certain legal settlements and related expenses (income)	6	(2)	4	(11)	4	(7)	1	—	1
Gain on sale of assets	—	—	—	(9)	—	(9)	(97)	13	(84)
Amortization of pension and postretirement actuarial losses	71	(14)	57	73	(16)	57	55	(12)	43
Plant incident remediation costs	1	—	1	16	(6)	10	—	—	—
Release of significant income tax valuation allowances(4)	(119)	—	(119)	—	—	—	—	—	—
U.S. Tax Reform Act impact on income tax expense	—	32	32	—	(52)	(52)	—	—	—
U.S. Tax Reform Act impact on noncontrolling interest	—	—	—	(6)	—	(6)	—	—	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(4)	1	(3)	20	(3)	17	48	(12)	36
Adjusted net income(1)			$808			$604			$352

Weighted average shares-basic			238.1			238.4			236.3
Weighted average shares-diluted			241.6			243.9			239.6

Basic net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$3.21			$2.01			$1.41
(Loss) income from discontinued operations			(1.79)			0.66			(0.03)
Net (loss) income			$1.42			$2.67			$1.38

Diluted net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$3.16			$1.96			$1.39
(Loss) income from discontinued operations			(1.77)			0.65			(0.03)
Net (loss) income			$1.39			$2.61			$1.36

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$3.34			$2.48			1.47

Capital expenditures, net of reimbursements(6)			$(305)			$(279)			$(286)

Net cash provided by operating activities from continuing operations			$963			$842			$974
Capital expenditures from continuing operations			(313)			(282)			(318)
All other investing activities from continuing operations, excluding acquisitions and disposition activities			(1)			6			(1)
Merger costs			2			28			—
Free cash flow(1)			$651			$594			$655

Huntsman International

	Year ended			Year ended			Year ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$636			$734			$354
Net income attributable to noncontrolling interests			(313)			(105)			(31)
Business acquisition and integration expenses	$5	$(2)	3	$19	$(5)	14	$12	$(3)	9
Purchase accounting inventory adjustments	4	(1)	3	—	—	—	—	—	—
Merger costs	2	—	2	28	(10)	18	—	—	—
Loss (income) from discontinued operations(5)	125	70	195	(309)	154	(155)	(76)	89	13
Noncontrolling interest of discontinued operations	232	—	232	49	—	49	11	—	11
Fair value adjustments to Venator investment	62	—	62	—	—	—	—	—	—
Loss on early extinguishment of debt	3	(1)	2	54	(19)	35	3	(1)	2
Certain legal settlements and related expenses (income)	6	(2)	4	(11)	4	(7)	1	—	1
Gain on sale of businesses/assets	—	—	—	(9)	—	(9)	(97)	13	(84)
Amortization of pension and postretirement actuarial losses	75	(14)	61	76	(16)	60	58	(12)	46
Plant incident remediation costs	1	—	1	16	(4)	12	—	—	—
Release of significant income tax valuation allowances(4)	(119)	—	(119)	—	—	—	—	—	—
U.S. Tax Reform Act impact on income tax expense	—	32	32	—	(53)	(53)	—	—	—
U.S. Tax Reform Act impact on noncontrolling interest	—	—	—	(6)	—	(6)	—	—	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(4)	1	(3)	20	(3)	17	48	(12)	36
Adjusted net income(1)			$798			$604			$357
Other non-GAAP measures:
Capital expenditures, net of reimbursements(6)			$(305)			$(279)			$(286)

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

(2)

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

(4)

During the year ended December 31, 2018, we released $119 million of significant income tax valuation allowances in Switzerland, the U.K. and Luxembourg. We eliminated the effect of this significant change in tax valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.
(6)

During 2018, 2017 and 2016, capital expenditures from continuing operations of $313 million, $282 million and $318 million, respectively, were reimbursed in part by $8 million, $3 million and $32 million, respectively.

Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with GAAP, which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain expenses that we do not believe are indicative of our core operating results.

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) purchase accounting inventory adjustments; (c) merger costs; (d) EBITDA from discontinued operations; (e) noncontrolling interest of discontinued operations; (f) fair value adjustments to Venator investment; (g) loss on early extinguishment of debt; (h) certain legal settlements and related expenses (income); (i) gain on sale of businesses/assets; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation costs; (l) U.S. Tax Reform Act impact on noncontrolling interest; and (m) restructuring, impairment and plant closing and transition costs (credits). We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition and integration expenses; (b) purchase accounting inventory adjustments; (c) merger costs; (d) loss (income) from discontinued operations; (e) noncontrolling interest of discontinued operations; (f) fair value adjustments to Venator investment; (g) loss on early extinguishment of debt; (h) certain legal settlements and related (income) expenses; (i) gain on sale of assets; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation costs; (l) release or establishment of significant income tax valuation allowances; (m) U.S. Tax Reform Act impact on income tax expense; (n) U.S. Tax Reform Act impact on noncontrolling interest; and (o) restructuring, impairment and plant closing and transition costs (credits). Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

Capital Expenditures, Net of Reimbursements

Capital expenditures, net of reimbursements, represent cash paid for capital expenditures less payments received as reimbursements from customers and joint venture partners.

Free Cash Flow

Management internally uses a free cash flow measure: (a) to evaluate our liquidity, (b) evaluate strategic investments, (c) plan stock buyback and dividend levels, and (d) evaluate our ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow as cash flows provided by operating activities from continuing operations and used in investing activities from continuing operations, excluding acquisition/disposition activities and including non-recurring separation costs. Free cash flow is typically derived directly from the Company’s consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

Adjusted Effective Tax Rate

We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends. We do not provide reconciliations for adjusted effective tax rate on a forward-looking basis because we are unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and amount of certain items, such as business acquisition and integration expenses, merger costs, certain legal and other settlements and related costs, gains on sale of business/assets, and amortization of pension and postretirement actuarial losses. Each of such adjustments has not yet occurred, is out of our control and/or cannot be reasonably predicted. For the same reasons, we are unable to address the probable significance of the unavailable information.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements, the results from continuing operations for all periods presented exclude the results of Venator and the results of our former polymers, base chemicals and Australian styrenics business. The decrease of $299 million in net income attributable to Huntsman Corporation and the decrease of $306 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the year ended December 31, 2018 increased by $1,021 million, or 12%, as compared with the 2017 period. The increase was primarily due to higher average selling prices in all our segments and higher sales volumes in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2018 increased by $219 million and $216 million, respectively, or 12% each, as compared with the 2017 period. The increase resulted from higher gross margins in all our segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2018 increased by $46 million each, or 5% each, as compared with the 2017 period, primarily related to an increase in selling, general and administrative expenses and research and development costs.

•

Restructuring, impairment and plant closing (credits) costs for the year ended December 31, 2018 was a credit of $5 million compared to a cost of $20 million in the 2017 period. For more information on restructuring activities, see “Note 12. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

•	During 2018 and 2017, we incurred $2 million and $28 million, respectively, in merger-related costs related to the terminated merger between Huntsman and Clariant.

•

Other operating expense (income), net for the year ended December 31, 2018 decreased from income of $23 million for the year ended December 31, 2017 to expense of $8 million. This change resulted primarily from acquisition-related expenses incurred in 2018 compared to gains from the disposal of assets in 2017.

•

Our interest expense and the interest expense of Huntsman International for the year ended December 31, 2018 decreased by $50 million and $45 million, respectively, or 30% and 25%, respectively, as compared with the 2017 period. The decrease was due to the early repayments on our term loans during the second half of 2017.

•

Equity in income of investment in unconsolidated affiliates for the year ended December 31, 2018 was $55 million compared to $13 million in the 2017 period. The increase was primarily attributable to the PO/MTBE joint venture with Sinopec, of which we hold a 49% interest, which began commercial operations during the second half of 2017.

•

We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, in December 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” in the accompanying statements of operations. Furthermore, in connection with the December 3, 2018 sale of Venator shares to Bank of America N.A., we recorded a forward swap. At December 31, 2018, we recorded a loss of $5 million in “Fair value adjustments to Venator investment” in the accompanying statements of operations to record the forward swap at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock.

•

Loss on early extinguishment of debt for the year ended December 31, 2018 decreased to $3 million from $54 million in the 2017 period. During the year ended December 31, 2017, we recorded a loss on early extinguishment of debt of $49 million related to early repayments on our term loans.

•

Our other income, net and the other income, net of Huntsman International for the year ended December 31, 2018 increased by $21 million and $18 million, respectively, as compared with the 2017 period, primarily attributable to higher pension-related credits in the 2018 period.

•

Our income tax expense for the year ended December 31, 2018 increased to $97 million from $64 million in the 2017 period. The income tax expense of Huntsman International for the year ended December 31, 2018 increased to $93 million from $61 million in the 2017 period. The increase in tax expense was primarily due to the increase in pre-tax income and the additional finalized impact of the U.S. Tax Reform Act, resulting in an additional net $32 million tax expense, which is partially offset by the release of valuation allowances in Switzerland, the U.K. and Luxembourg. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of our shares which allowed us to immediately deconsolidate Venator and we elected the fair value option to account for our equity method investment in Venator. In addition to Venator, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. Our loss from discontinued operations, net of tax, for the year ended December 31, 2018 increased to $195 million from income of $158 million in the 2017 period. Loss from discontinued operations, net of tax, of Huntsman International for the year ended December 31, 2018 increased to $195 million from income of $155 million in the 2017 period. During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the net carrying amount of Venator to the lower of cost or estimated fair value, less cost to sell. Following the sale of Venator ordinary shares on December 3, 2018, we retained approximately 49% ownership in Venator. In connection with the deconsolidation of Venator, we recorded a pretax loss of $427 million in discontinued operations to record our remaining ownership interest in

Venator at fair value. For more information, see “Note 4. Discontinued Operations—Separation and Deconsolidation of Venator” to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

			Percent
			Change
	Year ended December 31,		Favorable
(Dollars in millions)	2018	2017	(Unfavorable)
Revenues
Polyurethanes	$5,094	$4,399	16%
Performance Products	2,355	2,109	12%
Advanced Materials	1,116	1,040	7%
Textile Effects	824	776	6%
Corporate and eliminations	(10)	34	NM
Total	$9,379	$8,358	12%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$946	$850	11%
Performance Products	367	296	24%
Advanced Materials	225	219	3%
Textile Effects	101	83	22%
Corporate and other	(170)	(189)	10%
Total	$1,469	$1,259	17%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$946	$850	11%
Performance Products	367	296	24%
Advanced Materials	225	219	3%
Textile Effects	101	83	22%
Corporate and other	(166)	(185)	10%
Total	$1,473	$1,263	17%

NM—Not meaningful

(1)    For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 26. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2018 vs 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	5%	2%	—	9%
Performance Products	5%	1%	(3)%	9%
Advanced Materials	4%	2%	—	1%
Textile Effects	6%	—	—	—
Total Company	4%	1%	(2)%	9%

	Fourth Quarter 2018 vs Third Quarter 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	(6)%	(1)%	(1)	(3)%
Performance Products	—	—	(2)%	(5)%
Advanced Materials	2%	(1)%	1%	(7)%
Textile Effects	1%	(1)%	(1)%	(4)%
Total Company	(2)%	(1)%	(1)%	(5)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for 2018 compared to 2017 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased in response to strong market conditions during the first three quarters of 2018. MTBE average selling prices increased primarily as a result of higher pricing for high octane gasoline. MDI sales volumes increased due to increased demand across most major markets as well as the start-up of our new Chinese MDI facility in 2018. MTBE sales volumes increased due to the impact of maintenance outages and hurricane related production outages during 2017. The increase in segment adjusted EBITDA was primarily due to higher MDI and MTBE margins and volumes, as well as the impact of MTBE maintenance outages and hurricane related production outages in 2017.

Performance Products

The increase in revenues in our Performance Products segment for 2018 compared to 2017 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to strong market conditions across several of our derivatives businesses and in response to higher raw material costs. Sales volumes increased in our amines, maleic anhydride and ethylene glycol businesses. The increase in segment adjusted EBITDA was primarily due to higher margins and the impact of hurricane related production outages during 2017.

Advanced Materials

The increase in revenues in our Advanced Materials segment for 2018 compared to 2017 was due to higher average selling prices as sales volumes remained relatively unchanged.  Average selling prices increased in response to higher raw material costs and the impact of a weaker U.S. dollar against major international currencies. Sales volumes remained relatively unchanged as higher sales volumes across most markets in our core specialty business were offset by lower sales volumes in our commodity markets due to challenging industry conditions. The increase in segment adjusted EBITDA was primarily due to higher specialty sales volumes, partially offset by higher raw material and fixed costs.

Textile Effects

The increase in revenues in our Textile Effects segment for 2018 compared to 2017 was due to higher average selling prices as sales volumes remained relatively unchanged. Average selling prices increased in response to higher raw material costs. Sales volumes remained relatively unchanged as higher sales volumes in our specialty business was offset by lower sales volumes in our value business. The increase in segment adjusted EBITDA was primarily due to higher average selling prices, partially offset by higher raw material costs and higher selling, general and administrative costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets. For 2018, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $19 million to a loss of $170 million from a loss of $189 million for 2017. For 2018, adjusted EBITDA from Corporate and other for Huntsman International increased by $19 million to a loss of $166 million from a loss of

$185 million for 2017. The increase in segment adjusted EBITDA from Corporate and other resulted primarily from a decrease in unallocated corporate overhead and a decrease in LIFO inventory reserves.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements, the results from continuing operations for all periods presented exclude the results of Venator and the results of our former polymers, base chemicals and Australian styrenics business. The increase of $310 million in net income attributable to Huntsman Corporation and the increase of $306 million in net income attributable to Huntsman International was the result of the following items:

•

Revenues for the year ended December 31, 2017 increased by $840 million, or 11%, as compared with the 2016 period. The increase was primarily due to higher average selling prices in all our segments, except for our Textile Effects segment, and higher sales volumes in our Textile Effects segment. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2017 increased by $288 million and $287 million, respectively, or 19% each, as compared with the 2016 period. The increase resulted from higher gross margins in our Polyurethanes and Textile Effects segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2017 increased by $27 million and $26 million, respectively, or 3% each, as compared with the 2016 period, primarily related to an increase in selling, general and administrative expenses in 2017.

•

Restructuring, impairment and plant closing costs for the year ended December 31, 2017 decreased to $20 million from $47 million in the 2016 period. For more information concerning restructuring activities, see “Note 12. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

•

Merger costs for the year ended December 31, 2017 were $28 million as compared to nil in the 2016 period. During 2017, we incurred $28 million in merger-related costs in connection with the terminated merger between Huntsman and Clariant.

•

Other operating income, net for the year ended December 31, 2017 both decreased by $78 million, or 77%, as compared with the 2016 period, primarily related to a gain on the sale of our European surfactants business in the fourth quarter of 2016. For more information concerning the sale of our European surfactants business, see “Note 4. Discontinued Operations and Business Dispositions—Sale of European Surfactants Manufacturing Facilities” to our consolidated financial statements.

•

Our interest expense and the interest expense of Huntsman International for the year ended December 31, 2017 decreased by $38 million and $34 million, respectively, or 19% and 16%, respectively, as compared with the 2016 period, primarily related to the early repayments in 2017 on our extended term loan B facility, due 2015 (“2015 Extended Term Loan B”), our term loan B facility due 2021 (“2021 Term Loan B”) and our term loan B facility due 2023 (“2023 Term Loan B”). We no longer have any senior secured term loans outstanding under our Senior Credit Facilities. For more information, see “Note 14. Debt—Direct and Subsidiary Debt—Senior Credit Facilities” to our consolidated financial statements.

•

Loss on early extinguishment of debt for the year ended December 31, 2017 increased to $54 million from $3 million in the 2016 period. During 2017, we recorded a loss on early extinguishment of debt of $49 million related to the early repayments on our 2015 Extended Term Loan B, our 2021 Term Loan B and our 2023 Term Loan B.

•

Our income tax expense for the year ended December 31, 2017 decreased to $64 million from $109 million in the 2016 period, primarily due to the impact of the U.S. Tax Reform Act, which resulted in a net $52 million benefit—$137 million benefit is related to the corporate rate reduction, net of $85 million expense related to transition tax. The income tax expense of Huntsman International for the year ended December 31, 2017 decreased to $61 million from $108 million in the 2016 period, primarily due to the impact of the U.S. Tax Reform Act, which resulted in a net $53 million benefit—$138 million benefit is related to the corporate rate reduction, net of $85 million expense related to transition tax. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning taxes, see “Note 18. Income Taxes” to our consolidated financial statements.
•

Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements. In addition to Venator, the results of operations of our former polymers, base chemicals and Australian businesses are reported as discontinued operations for all periods presented. Our income from discontinued operations, net of tax for the year ended December 31, 2017 increased to $158 million from a loss of $8 million in the 2016 period. Income from discontinued operations, net of tax of Huntsman International for the year ended December 31, 2017 increased to $155 million from a loss of $13 million in the 2016 period. The increase was primarily due to Venator’s improved margins primarily as a result from higher average selling prices and higher sales volumes in titanium dioxide, offset in part by higher business separation expenses.

Segment Analysis

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

			Percent
			Change
	Year ended December 31,		Favorable
(Dollars in millions)	2017	2016	(Unfavorable)
Revenues
Polyurethanes	$4,399	$3,667	20%
Performance Products	2,109	2,126	(1)%
Advanced Materials	1,040	1,020	2%
Textile Effects	776	751	3%
Corporate and eliminations	34	(46)	NM
Total	$8,358	$7,518	11%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$850	$569	49%
Performance Products	296	316	(6)%
Advanced Materials	219	223	(2)%
Textile Effects	83	73	14%
Corporate and other	(189)	(184)	(3)%
Total	$1,259	$997	26%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$850	$569	49%
Performance Products	296	316	(6)%
Advanced Materials	219	223	(2)%
Textile Effects	83	73	14%
Corporate and other	(185)	(180)	(3)%
Total	$1,263	$1,001	26%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 26. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2017 vs 2016
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	18%	1%	3%	(2)%
Performance Products	7%	—	3%	(11)%
Advanced Materials	1%	1%	—	—
Textile Effects	(2)%	—	(2)%	7%
Total Company	12%	—	4	(5)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

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

Performance Products

The decrease in revenues in our Performance Products segment for 2017 compared to 2016 was due to lower sales volumes principally because of the sale of the European surfactants business to Innospec Inc. on December 30, 2016, partially offset by higher sales volumes in our remaining businesses as well as higher average selling prices. Average selling prices increased primarily in response to higher raw material costs and favorable product mix effect partially from the sale of the European surfactants business. The decrease in segment adjusted EBITDA was primarily due to the sale of the European surfactants business to Innospec Inc. in 2016 and weather-related outages offset by higher sales volumes in our remaining businesses and lower fixed costs.

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

Cash Flows for Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net cash provided by operating activities from continuing operations for 2018 and 2017 was $963 million and $842 million, respectively. The increase in net cash provided by operating activities from continuing operations during 2018 compared with 2017 was primarily attributable to increased operating income as described in “—Results of Operations” above, partially offset by a $45 million unfavorable variance in operating assets and liabilities for 2018 compared with 2017.

Net cash used in investing activities from continuing operations for 2018 and 2017 was $677 million and $265 million, respectively. During 2018 and 2017, we paid $313 million and $282 million, respectively, for capital expenditures and paid $366 million and $14 million, respectively, for the acquisition of businesses, net of cash acquired. For more information concerning business acquisitions, see “Note 3. Business Combination” to our consolidated financial statements. During 2018 and 2017, we received proceeds of nil and $25 million, respectively, from the sale of assets and received nil and $7 million, respectively, from the termination of cross-currency interest rate contracts.

Net cash used in financing activities for 2018 and 2017 was $424 million and $519 million, respectively. The decrease in net cash used in financing activities was primarily due to borrowings on our 2018 Revolving Credit Facility and proceeds from the secondary offering of Venator in 2018 as well as net repayments of long-term debt in the 2017 period, partially offset by our repurchase of shares of our common stock under the share repurchase program and increased dividends paid to common stockholders and noncontrolling interests in 2018 as well as proceeds from the IPO of Venator in 2017.

Free cash flow from continuing operations for 2018 and 2017 were cash proceeds of $651 million and $594 million, respectively. The improvement in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding merger and acquisition activities.

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

Net cash used in investing activities from continuing operations for 2017 and 2016 was $265 million and $120 million, respectively. During 2017 and 2016, we paid $282 million and $318 million, respectively, for capital expenditures. We paid $14 million and nil for the acquisition of a business during the year ended December 31, 2017 and 2016, respectively. During 2017 and 2016 we received proceeds from the sale of businesses and assets of $25 million and $199 million, respectively, including proceeds of $199 million from the sale of our European surfactants business during 2016. For further information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of European Surfactants Manufacturing Facilities” to our consolidated financial statements. During 2017 and 2016, we received $7 million and nil, respectively, from the termination of cross-currency interest rate contracts.

Net cash used in financing activities for 2017 and 2016 was $519 million and $723 million, respectively. The decrease in net cash used in financing activities was primarily due to proceeds from the IPO and secondary offering of Venator, offset in part by an increase in net repayments of our revolving loan facility and net repayments of long‑term debt during 2017 as compared with 2016.

Free cash flow from continuing operations for 2017 and 2016 were cash proceeds of $594 million and $655 million, respectively. The decrease in free cash flow was attributable to the changes in cash flows from operating and investing activities, excluding merger and acquisition activities.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	December 31,	Less		December 31,	Increase	Percent
	2018	Acquisitions(2)	Subtotal	2017	(Decrease)	Change
Cash and cash equivalents	$340	$(2)	$338	$470	$(132)	(28)%
Restricted cash	—	—	—	11	(11)	(100)%
Accounts and notes receivable, net	1,272	(31)	1,241	1,283	(42)	(3)%
Inventories	1,134	(25)	1,109	1,073	36	3%
Prepaid expenses	66	(1)	65	60	5	8%
Other current assets	146	—	146	202	(56)	(28)%
Current assets held for sale(1)	—	—	—	2,880	(2,880)	(100)%
Total current assets	2,958	(59)	2,899	5,979	(3,080)	(52)%
Accounts payable	961	(17)	944	964	(20)	(2)%
Accrued liabilities	554	(4)	550	569	(19)	(3)%
Current portion of debt	96	—	96	40	56	140%
Current liabilities held for sale(1)	—	—	—	1,692	(1,692)	(100)%
Total current liabilities	1,611	(21)	1,590	3,265	(1,675)	(51)%
Working capital	$1,347	$(38)	$1,309	$2,714	$(1,405)	(52)%

(1)

At December 31, 2017 we presented Venator as held for sale as a single asset and liability in our consolidated balance sheets as we were actively marketing our retained ownership in Venator at a reasonable price. On December 3, 2018, we sold an additional 4% of our shares which allowed us to immediately deconsolidate Venator and account for it as an equity method investment using the fair value option. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

(2)	Represents amounts related to business acquisitions. For more information, see “Note 3. Business Combination” to our consolidated financial statements.

Excluding the effects of business acquisitions, our working capital decreased by $1,405 million primarily as a result of the net impact of the following significant changes:

•	The decrease in cash, cash equivalents, and restricted cash of $143 million resulted from the matters identified on our consolidated statements of cash flows.

•

Current portion of debt increased by $56 million primarily due to borrowings on our 2018 Revolving Credit Facility of $225 million for the Demilec Acquisition that we expect to repay within the next 12 months.

•

The decrease in current assets held for sale and current liabilities held for sale was attributable to the deconsolidation of Venator.  For more information, see “Note 4. Discontinued Operations – Separation and Deconsolidation of Venator” to our consolidated financial statements.

Direct and Subsidiary Debt

See “Note 14. Debt—Direct and Subsidiary Debt” to our consolidated financial statements.

Debt Issuance Costs

See “Note 14. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our consolidated financial statements.

Revolving Credit Facility

See “Note 14. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our consolidated financial statements.

A/R Programs

See “Note 14. Debt—Direct and Subsidiary Debt—A/R Programs” to our consolidated financial statements.

Notes

See “Note 14. Debt—Direct and Subsidiary Debt—Notes” to our consolidated financial statements.

Variable Interest Entity Debt

See “Note 14. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt” to our consolidated financial statements.

Other Debt

See “Note 14. Debt—Direct and Subsidiary Debt—Other Debt” to our consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

See “Note 14. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our consolidated financial statements.

Compliance With Covenants

See “Note 14. Debt—Compliance with Covenants” to our consolidated financial statements.

Maturities

See “Note 14. Debt—Maturities” to our consolidated financial statements.

Short‑Term and Long‑Term Liquidity

We depend upon our cash, new $1.2 billion 2018 Revolving Credit Facility,  U.S. A/R Program, European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2018, we had $1,525 million of combined cash and unused borrowing capacity, consisting of $340 million in cash and restricted cash, $44 million in availability under our 2018 Revolving Credit Facility and $1,141 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

On May 21, 2018, Huntsman International entered into the 2018 Revolving Credit Facility, which replaced Huntsman International’s Prior Credit Facility. See “Note 14. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our consolidated financial statements.

•

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $91 million for 2018, as reflected in our consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•

During 2018, we received a one-time net cash flow benefit of approximately $70 million from improved management of Bank Acceptance Drafts (“BADs”).  BADs are widely used by customers to pay suppliers in China. We treat BADs with tenors greater than three months as other assets (not cash equivalents) on our consolidated balance sheets. The 2018 benefit to cash flow was primarily due to an internal policy change that resulted in higher cash collections (i.e., less BADs accepted), a reduction in the average tenor of BADs accepted, as well as the discounting of a portion of such BADs.

•

During 2019, we expect to spend approximately $390 million on capital expenditures, including approximately $50 million for the construction of a new MDI splitting unit in Geismar, Louisiana. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities and cost reduction and expansion facilities. We expect to fund this spending with cash provided by operations.

•

During 2018, we made contributions to our pension and postretirement benefit plans related to continuing operations of $96 million. During the 2019, we expect to contribute an additional amount of approximately $93 million to these plans.

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

•

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During 2018, we repurchased 10,405,457 shares of our common stock for approximately $276 million, excluding commissions, under the repurchase program. From January 1, 2019 through January 31, 2019, we repurchased an additional 537,018 shares of our common stock for approximately $11 million, excluding commissions.

•

On December 3, 2018, we sold an additional aggregate of 4,334,389, or 4% of Venator ordinary shares to Bank of America N.A. at a price to be determined based on the average of the daily volume weighted average price of the ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. The transaction allowed us to deconsolidate Venator beginning in December 2018, and following this transaction, we retained approximately 49% ownership in Venator. For more information, see “Note 4. Discontinued Operations and Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

•

We believe that cash taxes related to our completed dispositions of Venator will be approximately $165 million, with $35 million paid in 2017, $11 million paid in 2018 and the remaining $119 million spread over the next seven years. To the extent that we receive net cash proceeds of less than $20 per share on future Venator dispositions, we will pay zero additional taxes related to the sale of our remaining 49% interest in Venator. Any net cash proceeds above $20 per share relating to the sale of our remaining 49% interest in Venator will be taxed at approximately 22%.

•	As of December 31, 2018, we had indebtedness of $2.3 billion, and we believe we have achieved an investment-grade profile.

•

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Prior Credit Facility and $75 million under our U.S. A/R Program. Proceeds from $275 million of borrowings under the 2018 Revolving Credit Facility were used to repay borrowings under our Prior Credit Facility.

As of December 31, 2018, we had $96 million classified as current portion of debt, including debt at our variable interest entities of $25 million, and certain other short‑term facilities and scheduled amortization payments totaling $71 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of December 31, 2018, we had approximately $315 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act, but may potentially be subject to limited foreign withholding taxes. Cash held by certain foreign subsidiaries, including our variable interest entities, may be subject to changing monetary policies of governments and legal restrictions, including those arising from the interests of our partners, which could limit the amounts available for repatriation.

Contractual Obligations and Commercial Commitments

Our obligations under long‑term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2018 are summarized below (dollars in millions):

	2019	2020 - 2021	2022 - 2023	After 2023	Total
Long-term debt, including current portion	$96	$1,466	$404	$354	$2,320
Interest(1)	110	155	59	25	349
Operating leases	59	105	94	234	492
Purchase commitments(2)	1,424	1,521	1,043	1,794	5,782
Total(3)(4)	$1,689	$3,247	$1,600	$2,407	$8,943

(1)   Interest calculated using interest rates as of December 31, 2018 and contractual maturity dates assuming no refinancing or extension of debt instruments.

(2)   We have various purchase commitments extending through 2039 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2018. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2018, 2017 and 2016, we made minimum payments of nil, nil and $1 million, respectively, under such take or pay contracts without taking the product.

(3)

Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans related to continuing operations are as follows (dollars in millions):

				5-Year
				Average
	2019	2020 - 2021	2022 - 2023	Annual
Pension plans	$88	$177	$202	$67
Other postretirement obligations	6	12	12	6

(4)

The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. Totals also do not include installment obligations for the U.S. Tax Reform Act deemed repatriation transition tax of approximately $48 million, to be paid $7 million in 2023 and $41 million after 2023. For additional discussion on unrecognized tax benefits, see “Note 18. Income Taxes” to our consolidated financial statements.

Off‑Balance Sheet Arrangements

No off‑balance sheet arrangements exist.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring plans and the costs involved, see “Note 12. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2018, we had total valuation allowances of $227 million. See “Note 18. Income Taxes” to our consolidated financial statements for more information regarding our valuation allowances.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more‑likely‑than‑not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more‑likely‑than‑not we are required to make judgments and apply assumptions in order to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated financial statements. We have no need for, or change in, any unrecognized tax positions due to the U.S. Tax Reform Act. For further information concerning taxes, see “Note 18. Income Taxes” to our consolidated financial statements.

Employee Benefit Programs

We sponsor several contributory and non‑contributory defined benefit plans, covering employees primarily in the U.S., the U.K., The Netherlands, Belgium and Switzerland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in our consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected long‑term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. These assumptions are described in “Note 17. Employee Benefit Plans” to our consolidated financial statements.

Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

	Statement of	Balance Sheet
Assumptions	Operations(1)	Impact(2)
Discount rate
—1% increase	$(35)	$(449)
—1% decrease	37	512
Expected long-term rates of return on plan assets
—1% increase	(27)	—
—1% decrease	27	—
Rate of compensation increase
—1% increase	8	93
—1% decrease	(8)	(89)

(1) Estimated increase (decrease) on 2018 net periodic benefit cost

(2) Estimated increase (decrease) on December 31, 2018 pension and postretirement liabilities and accumulated other comprehensive loss

We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see “Note 19. Commitments and Contingencies—Legal Matters” to our consolidated financial statements.

Contingent Loss Accruals

We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see “Note 19. Commitments and Contingencies—Legal Matters” to our consolidated financial statements.

Goodwill

We test our goodwill for impairment at least annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill has been assigned to reporting units for purposes of impairment testing. Approximately 63% and 31% of our goodwill balance relates to our MDI urethanes reporting unit and our Advanced Materials reporting unit, respectively. The remaining goodwill relates to two other reporting units.

Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. The estimated fair values of our reporting units are dependent on several significant assumptions including, among others, market information, discount rates, operating results, earnings projections and anticipated future cash flows.

We tested goodwill for impairment at the beginning of the third quarter of 2018 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. Our most recent fair value determination resulted in an amount that exceeded the carrying amounts of all reporting units by a significant margin.

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

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. See “Note 4. Discontinued Operations and Business Dispositions” and “Note 16. Fair Value” to our consolidated financial statements.

Interest Rate Risks

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest-bearing liabilities, as well as entering into interest rate derivative instruments.

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

Huntsman International had entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps were designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive (loss) income. These swaps expired in April 2017.

During 2018, accumulated other comprehensive loss of nil was reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

Foreign Exchange Rate Risk

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2018 and 2017, we had approximately $151 million and $93 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

In November 2014, we entered into two five-year cross-currency interest rate contracts and one eight-year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. The swap was designated as a hedge of net investment for financial reporting purposes. In August 2017, we terminated these cross-currency interest rate contracts and received $7 million from the counterparties.

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

We review our non‑U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2018, for our continuing operations, we have designated approximately €510 million (approximately $581 million) of euro‑denominated debt as a hedge of our net investment. For the years ended December 31, 2018, 2017 and 2016, for our continuing operations, the amounts recognized on the hedge of our net investment were a gain of $35 million, a loss of $96 million and a gain of $27 million, respectively, and were recorded in other comprehensive (loss) income.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act).

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

Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2018, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Huntsman Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 12, 2019, expressed an unqualified opinion on those financial statements.

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

February 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Huntsman International LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntsman International and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 12, 2019, expressed an unqualified opinion on those financial statements.

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

February 12, 2019

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

3.	Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)	Description of exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Share Purchase Agreement dated as of March 13, 2018, by and among Lux Insulation Management S.à r.l. & Partners S.C.A. and Lux Insulation Management S.à r.l. and Huntsman International LLC	8-K	2.1	March 31, 2018
3.1	Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	May 12, 2014
3.2	Fifth Amended and Restated Bylaws of Huntsman Corporation dated as of December 21, 2016	8-K	3.1	December 23, 2016
4.1	Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (File No. 001‑32427)	8-K	10.1	February 16, 2005
4.2	Form of stock certificate of Huntsman Corporation	S-1	4.68	February 8, 2005
4.3	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008	S-8	4.8	February 10, 2006
4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (File No. 001‑32427)	10-K	4.32	February 22, 2008
4.5	Indenture, dated as of November 19, 2012, by and among Huntsman International LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	4.1	November 19, 2012
4.6	Form of 4.875% Senior Note due 2020 (included as Exhibit A to Exhibit 4.5)	8-K	4.2	November 19, 2012
4.7	Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	December 23, 2013
4.8	Form of 51/8% Senior Note (included as Exhibit A to Exhibit 4.8)	8-K	4.2	December 23, 2013

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
4.9	Indenture, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein, and Wilmington Trust, National Association, as trustee	8-K	4.1	November 17, 2014
4.10	Form of 51/8% Senior Note (included as Exhibit A to Exhibit 4.11)	8-K	4.2	November 17, 2014
4.11	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	April 2, 2015
4.12	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.14)	8-K	4.2	April 2, 2015
10.1	Employment Agreement with Anthony Hankins	S-1/A	10.27	January 28, 2005
10.2	Huntsman Corporation Stock Incentive Plan	S-1/A	10.19	February 8, 2005
10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011	S-1/A	10.20	February 8, 2005
10.4	Form of Indemnification Agreement	S-1/A	10.25	February 8, 2005
10.5	Amended and Restated Huntsman Supplemental Executive Retirement Plan (File No. 001‑32427)	8-K	10.1	December 30, 2005
10.6	Huntsman Supplemental Executive MPP Plan (File No. 001‑32427)	8-K	10.2	December 30, 2005
10.7	Amended and Restated Huntsman Supplemental Savings Plan (File No. 001‑32427)	8-K	10.3	December 30, 2005
10.8	Huntsman Outside Directors Elective Deferral Plan (File No. 001‑32427)	8-K	10.4	December 30, 2005
10.9	First Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001‑32427)	10-K	10.32	February 22, 2008
10.10	First Amendment to Huntsman Supplemental Executive MPP Plan (File No. 001‑32427)	10-K	10.33	February 22, 2008
10.11	First Amendment to Huntsman Supplemental Savings Plan (File No. 001‑32427)	10-K	10.34	February 22, 2008
10.12	Second Amendment to Huntsman Supplemental Savings Plan (File No. 001‑32427)	10-K	10.35	February 22, 2008
10.13	First Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001‑32427)	10-K	10.36	February 22, 2008
10.14	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (File No. 001‑32427)	8-K	10.1	October 22, 2009
10.15	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (File No. 001‑32427)	8-K	10.2	October 22, 2009

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
10.16	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (File No. 001‑32427)	8-K	10.3	October 22, 2009
10.17	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (File No. 001‑32427)	8-K	10.4	October 22, 2009
10.18	Second Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001‑32427)	10-K	10.38	February 17, 2011
10.19	Third Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001‑32427)	10-K	10.39	February 17, 2011
10.20	Form of Restricted Stock Agreement effective for grants from February 2, 2011 to May 5, 2016 (File No. 001‑32427)	10-K	10.40	February 17, 2011
10.21	Form of Phantom Share Agreement effective for grants from February 2, 2011 to May 5, 2016 (File No. 001‑32427)	10-K	10.41	February 17, 2011
10.22	Form of Nonqualified Stock Option Agreement effective for grants from February 2, 2011 to May 5, 2016 (File No. 001‑32427)	10-K	10.42	February 17, 2011
10.23	Form of Restricted Stock Unit Agreement for Outside Directors effective for grants from February 2, 2011 to May 5, 2016 (File No. 001‑32427)	10-K	10.43	February 17, 2011
10.24	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (File No. 001‑32427)	8-K	10.1	April 20, 2011
10.25	Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (File No. 001‑32427)	8-K	10.2	April 20, 2011
10.26	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001‑32427)	10-Q	10.5	May 5, 2011
10.27	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001‑32427)	10-Q	10.6	May 5, 2011
10.28	Huntsman Corporation Stock Incentive Plan (amended and restated) (File No. 001‑32427)	S-8	4.1	May 10, 2011
10.29	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (File No. 001‑32427)	10-K	10.56	February 12, 2013
10.30	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013	8-K	10.1	May 2, 2013
10.31	Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013	8-K	10.2	May 2, 2013
10.32	Huntsman Executive Severance Plan (as amended and restated)	10-Q	10.3	October 29, 2013
10.33	Huntsman Corporation Stock Incentive Plan (amended and restated)	8-K	10.1	May 12, 2014
10.34	Form of Performance Share Unit Award Agreement effective for grants from February 4, 2015 to May 5, 2016	10-K	10.65	February 18, 2015

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
10.35	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement effective for grants through May 5, 2016	10-K	10.66	February 18, 2015
10.36	Master Amendment No. 4 to the European Receivables Loan Agreement, the Servicing Agreement, the Liquidation Servicer Agreement and the Transaction Documents, dated as of March 5, 2015	8-K	10.1	March 9, 2015
10.37	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015	8-K	10.2	April 2, 2015
10.38	Huntsman Corporation 2016 Stock Incentive Plan	8-K	10.1	May 11, 2016
10.39	Form of Nonqualified Stock Option Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.1	May 31, 2016
10.40	Form of Restricted Stock Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.2	May 31, 2016
10.41	Form of Phantom Share Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.3	May 31, 2016
10.42	Form of Phantom Share Agreement	10-K	10.66	February 15, 2017
10.43	Form of Performance Share Unit Award Agreement	10-K	10.67	February 15, 2017
10.44	Form of Nonqualified Stock Option Agreement	10-K	10.68	February 15, 2017
10.45	Form of Restricted Stock Agreement	10-K	10.69	February 15, 2017
10.46	Form of Stock Unit Agreement for Outside Directors	10-K	10.70	February 15, 2017
10.47	Form of Notice of Award of Common Stock	10-K	10.71	February 15, 2017
10.48	Amended and Restated European Receivables Loan Agreement dated as of April 21, 2017 between Huntsman Receivables Finance LLC, Vantico Group S.à r.l., the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent	10-Q	10.1	April 26, 2017
10.49	Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017	10-Q	10.2	April 26, 2017
10.50	Amended and Restated Severance Agreement dated December 19, 2017 between Huntsman Corporation and Peter R. Huntsman	8-K	10.2	December 22, 2017
10.51	Credit Agreement, dated May 21, 2018, between Huntsman International LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, and Goldman Sachs Bank USA and PNC Bank, National Association, as co-documentation agents, and the lenders thereto.	8-K	10.1	May 23, 2018
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2019

Huntsman Corporation Huntsman International LLC

By:	/s/ Sean Douglas
Sean Douglas Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 12th day of February 2019.

/s/ Peter R. Huntsman	/s/ Sean Douglas
Peter R. Huntsman Chairman, President and Chief Executive Officer (Principal Executive Officer)	Sean Douglas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Randy W. Wright	/s/ Wayne A. Reaud
Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)	Wayne A. Reaud Chairman of the Litigation Committee and Director

/s/ Nolan D. Archibald	/s/ M. Anthony Burns
Nolan D. Archibald Vice Chairman, Chairman of the Nominating and Corporate Governance Committee and Director	M. Anthony Burns Chairman of the Audit Committee and Director

/s/ Sir Robert J. Margetts	/s/ Mary C. Beckerle
Sir Robert J. Margetts Director	Mary C. Beckerle Director

/s/ Daniele Ferrari
Daniele Ferrari Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International in the capacities indicated on the 12th day of February 2019.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F‑3
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F‑4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016	F‑5
Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016	F‑6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F‑7
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-9
Consolidated Balance Sheets as of December 31, 2018 and 2017	F‑10
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F‑11
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016	F‑12
Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016	F‑13
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F‑14
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F‑16
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F‑83
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F‑88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Huntsman Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 12, 2019

We have served as the Company’s auditor since 1984.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$340	$470
Restricted cash(a)	—	11
Accounts and notes receivable (net of allowance for doubtful accounts of $22 and $25, respectively), ($341 and $334 pledged as collateral, respectively)(a)	1,254	1,256
Accounts receivable from affiliates	18	27
Inventories(a)	1,134	1,073
Prepaid expenses	66	60
Other current assets(a)	146	202
Current assets held for sale	—	2,880
Total current assets	2,958	5,979
Property, plant and equipment, net(a)	3,064	3,098
Investment in unconsolidated affiliates	526	266
Intangible assets, net(a)	219	56
Goodwill	275	140
Deferred income taxes	324	208
Notes receivable from affiliate	34	—
Other noncurrent assets(a)	553	497
Total assets	$7,953	$10,244

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$929	$946
Accounts payable to affiliates	32	18
Accrued liabilities(a)	554	569
Current portion of debt(a)	96	40
Current liabilities held for sale	—	1,692
Total current liabilities	1,611	3,265
Long-term debt(a)	2,224	2,258
Deferred income taxes	296	264
Other noncurrent liabilities(a)	1,073	1,086
Total liabilities	5,204	6,873
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 256,006,849 and 252,759,715 shares issued and 232,994,172 and 240,213,606 shares outstanding, respectively	3	3
Additional paid-in capital	3,984	3,889
Treasury stock, 23,012,680 and 12,607,223 shares, respectively	(427)	(150)
Unearned stock-based compensation	(16)	(15)
Retained earnings	292	161
Accumulated other comprehensive loss	(1,316)	(1,268)
Total Huntsman Corporation stockholders’ equity	2,520	2,620
Noncontrolling interests in subsidiaries	229	751
Total equity	2,749	3,371
Total liabilities and equity	$7,953	$10,244

(a)

At December 31, 2018 and December 31, 2017, respectively, $7 and $15 of cash and cash equivalents, nil and $11 of restricted cash, 30 and $35 of accounts and notes receivable (net), $49 and $46 of inventories, $5 and $7 of other current assets, $265 and $283 of property, plant and equipment (net), $10 each of intangible assets (net), $52 and $43 of other noncurrent assets, $123 and $109 of accounts payable, $30 and $32 of accrued liabilities, $25 and $21 of current portion of debt, $61 and $86 of long‑term debt, and $97 and $98 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See “Note 8. Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2018	2017	2016
Revenues:
Trade sales, services and fees, net	$9,220	$8,208	$7,387
Related party sales	159	150	131
Total revenues	9,379	8,358	7,518
Cost of goods sold	7,354	6,552	6,000
Gross profit	2,025	1,806	1,518
Operating expenses:
Selling, general and administrative	830	798	772
Research and development	152	138	137
Restructuring, impairment and plant closing (credits) costs	(5)	20	47
Merger costs	2	28	—
Other operating expense (income), net	8	(23)	(101)
Total operating expenses	987	961	855
Operating income	1,038	845	663
Interest expense	(115)	(165)	(203)
Equity in income of investment in unconsolidated affiliates	55	13	5
Fair value adjustments to Venator investment	(62)	—	—
Loss on early extinguishment of debt	(3)	(54)	(3)
Other income, net	29	8	12
Income from continuing operations before income taxes	942	647	474
Income tax expense	(97)	(64)	(109)
Income from continuing operations	845	583	365
(Loss) income from discontinued operations, net of tax	(195)	158	(8)
Net income	650	741	357
Net income attributable to noncontrolling interests	(313)	(105)	(31)
Net income attributable to Huntsman Corporation	$337	$636	$326

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$3.21	$2.01	$1.41
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(1.79)	0.66	(0.03)
Net income attributable to Huntsman Corporation common stockholders	$1.42	$2.67	$1.38
Weighted average shares	238.1	238.4	236.3

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$3.16	$1.96	$1.39
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(1.77)	0.65	(0.03)
Net income attributable to Huntsman Corporation common stockholders	$1.39	$2.61	$1.36
Weighted average shares	241.6	243.9	239.6

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$764	$478	$334
(Loss) income from discontinued operations, net of tax	(427)	158	(8)
Net income	$337	$636	$326

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Year ended December 31,
	2018	2017	2016
Net income	$650	$741	$357
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(192)	210	(171)
Pension and other postretirement benefits adjustments	(39)	86	(219)
Other, net	(9)	—	(1)
Other comprehensive (loss) income, net of tax	(240)	296	(391)
Comprehensive income (loss)	410	1,037	(34)
Comprehensive income attributable to noncontrolling interests	(266)	(127)	(23)
Comprehensive income (loss) attributable to Huntsman Corporation	$144	$910	$(57)

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
						Retained	Accumulated
	Shares		Additional		Unearned	earnings	other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	(accumulated	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	deficit)	loss	subsidiaries	equity
Beginning balance, January 1, 2016	237,080,026	3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$187	$1,629
Net income	—	—	—	—	—	326	—	31	357
Other comprehensive loss	—	—	—	—	—	—	(383)	(8)	(391)
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	914,081	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	9	—	16	—	—	—	25
Repurchase and cancellation of stock awards	(256,468)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	77,477	—	1	—	—	—	—	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Excess tax benefit related to stock-based compensation	—	—	(3)	—	—	—	—	—	(3)
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—	—
Dividends declared on common stock ($0.50 per share)	—	—	—	—	—	(120)	—	—	(120)
Balance, December 31, 2016	236,370,347	3	3,447	(150)	(17)	(325)	(1,671)	180	1,467
Net income	—	—	—	—	—	636	—	105	741
Other comprehensive income	—	—	—	—	—	—	403	(107)	296
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	1,316,975	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	10	—	18	—	—	—	28
Repurchase and cancellation of stock awards	(402,978)	—	—	—	—	(12)	—	—	(12)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(34)	(34)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	5	5
Disposition of a portion of Venator	—	—	413	—	—	—	—	—	413
Costs of IPO and secondary offering of Venator	—	—	(58)	—	—	—	—	—	(58)
Conversion of restricted awards to Venator awards	—	—	(2)	—	2	—	—	—	—
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	602	602
Stock options exercised	2,929,262	—	53	—	—	(18)	—	—	35
Dividends declared on common stock ($0.50 per share)	—	—	—	—	—	(120)	—	—	(120)
Balance, December 31, 2017	240,213,606	$3	3,889	(150)	(15)	161	(1,268)	751	3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Net income	—	—	—	—	—	337	—	313	650
Other comprehensive loss	—	—	—	—	—	—	(198)	(42)	(240)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,135,003	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	8	—	13	—	—	—	21
Repurchase and cancellation of stock awards	(259,643)	—	—	—	—	(30)	—	—	(30)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Stock options exercised	2,310,663	—	46	—	—	(29)	—	—	17
Repurchase of common stock	(10,405,457)	—	—	(277)	—	—	—	—	(277)
Disposition of a portion of Venator	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	27	27
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends declared on common stock ($0.65 per share)	—	—	—	—	—	(156)	—	—	(156)
Deconsolidation of Venator	—	—	—	—	—	—	160	(751)	(591)
Balance, December 31, 2018	232,994,172	$3	$3,984	$(427)	$(16)	$292	$(1,316)	$229	$2,749

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$650	$741	$357
Less: Loss (income) from discontinued operations, net of tax	195	(158)	8
Income from continuing operations	845	583	365
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(55)	(13)	(5)
Unrealized losses on fair value adjustments to Venator investment	62	—	—
Depreciation and amortization	343	319	318
Loss (gain) on disposal of businesses/assets, net	4	(6)	(94)
Loss on early extinguishment of debt	3	54	3
Noncash interest expense	1	8	16
Noncash restructuring and impairment (credits) charges	(22)	1	(4)
Deferred income taxes	(116)	(55)	4
Noncash gain on foreign currency transactions	(3)	(5)	(2)
Stock-based compensation	27	36	32
Other, net	5	6	3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(13)	(183)	(25)
Inventories	(86)	(104)	177
Prepaid expenses	(9)	(11)	5
Other current assets	60	24	12
Other noncurrent assets	(76)	(60)	44
Accounts payable	8	154	46
Accrued liabilities	43	63	123
Other noncurrent liabilities	(58)	31	(44)
Net cash provided by operating activities from continuing operations	963	842	974
Net cash provided by operating activities from discontinued operations	244	377	114
Net cash provided by operating activities	1,207	1,219	1,088

Investing Activities:
Capital expenditures	(313)	(282)	(318)
Investment in unconsolidated affiliates	—	—	(1)
Acquisition of businesses, net of cash acquired	(366)	(14)	—
Proceeds from sale of businesses/assets	—	25	199
Cash received from termination of cross-currency interest rate contracts	—	7	—
Cash received from forward swap contract related to the sale of investment in Venator	3	—	—
Other, net	(1)	(1)	—
Net cash used in investing activities from continuing operations	(677)	(265)	(120)
Net cash used in investing activities from discontinued operations	(296)	(159)	(83)
Net cash used in investing activities	(973)	(424)	(203)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2018	2017	2016
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	$125	$(41)	$—
Net (repayments) borrowings on overdraft facilities	(1)	1	(1)
Repayments of short-term debt	(8)	(15)	(56)
Borrowings on short-term debt	6	8	10
Repayments of long-term debt	(68)	(2,058)	(1,070)
Proceeds from long-term debt of Venator	—	750	—
Proceeds from issuance of long-term debt	—	24	559
Repayments of notes payable	(29)	(27)	(33)
Borrowings on notes payable	27	31	31
Debt issuance costs paid	(4)	(21)	(9)
Call premiums related to early extinguishment of debt	—	—	(1)
Dividends paid to noncontrolling interests	(69)	(34)	(30)
Contribution from noncontrolling interests	—	5	—
Dividends paid to common stockholders	(156)	(120)	(120)
Repurchase and cancellation of stock awards	(30)	(12)	(3)
Proceeds from issuance of common stock	17	35	1
Repurchase of common stock	(277)	—	—
Proceeds from the IPO of Venator	—	1,012	—
Cash paid for expenses for the IPO of Venator	—	(58)	—
Proceeds from the secondary offering of Venator	44	—	—
Cash paid for expenses of the secondary offering of Venator	(2)	—	—
Other, net	1	1	(1)
Net cash used in financing activities	(424)	(519)	(723)
Effect of exchange rate changes on cash	(35)	18	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(225)	294	156
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	481	396	248
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29	21
Deconsolidation of cash, cash equivalents and restricted cash from Venator	(154)	—	—
Cash, cash equivalents and restricted cash at end of period	$340	$719	$425

Supplemental cash flow information:
Cash paid for interest	$163	$175	$205
Cash paid for income taxes	179	25	40

As of December 31, 2018, 2017 and 2016, the amount of capital expenditures in accounts payable was $66 million, $51 million and $61 million, respectively. In addition, as of December 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator was $46 million and $38 million, respectively. As of December 31, 2017, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the IPO date was $6 million and $16 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Huntsman International LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 12, 2019

We have served as the Company’s auditor since 1984.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents(a)	$340	$468
Restricted cash(a)	—	11
Accounts and notes receivable (net of allowance for doubtful accounts of $22 and $25, respectively), ($341 and $334 pledged as collateral, respectively)(a)	1,254	1,255
Accounts receivable from affiliates	399	373
Inventories(a)	1,134	1,073
Prepaid expenses	65	59
Other current assets(a)	148	204
Current assets held for sale	—	2,880
Total current assets	3,340	6,323
Property, plant and equipment, net(a)	3,064	3,095
Investment in unconsolidated affiliates	526	266
Intangible assets, net(a)	219	56
Goodwill	275	140
Deferred income taxes	324	208
Notes receivable from affiliate	34	—
Other noncurrent assets(a)	553	497
Total assets	$8,335	$10,585

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$929	$946
Accounts payable to affiliates	104	70
Accrued liabilities(a)	551	566
Notes payable to affiliates	100	100
Current portion of debt(a)	96	40
Current liabilities held for sale	—	1,692
Total current liabilities	1,780	3,414
Long-term debt(a)	2,224	2,258
Notes payable to affiliates	488	742
Deferred income taxes	294	265
Other noncurrent liabilities(a)	1,061	1,072
Total liabilities	5,847	7,751
Commitments and contingencies (Notes 19 and 20)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,658	3,616
Retained earnings (accumulated deficit)	(91)	(270)
Accumulated other comprehensive loss	(1,308)	(1,263)
Total Huntsman International LLC members’ equity	2,259	2,083
Noncontrolling interests in subsidiaries	229	751
Total equity	2,488	2,834
Total liabilities and equity	$8,335	$10,585

(a)

At December 31, 2018 and December 31, 2017, respectively, $7 and $15 of cash and cash equivalents, nil and $11 of restricted cash, $30 and $35 of accounts and notes receivable (net), $49 and $46 of inventories, $5 and $7 of other current assets, $265 and $283 of property, plant and equipment (net), $10 each of intangible assets (net), $52 and $43 of other noncurrent assets, $123 and $109 of accounts payable, $30 and $32 of accrued liabilities, $25 and $21 of current portion of debt, $61 and $86 of long‑term debt, and $97 and $98 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See “Note 8. Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
Revenues:	2018	2017	2016
Trade sales, services and fees, net	$9,220	$8,208	$7,387
Related party sales	159	150	131
Total revenues	9,379	8,358	7,518
Cost of goods sold	7,351	6,546	5,993
Gross profit	2,028	1,812	1,525
Operating expenses:
Selling, general and administrative	825	793	768
Research and development	152	138	137
Restructuring, impairment and plant closing (credits) costs	(5)	20	47
Merger costs	2	28	—
Other operating expense (income), net	8	(23)	(101)
Total operating expenses	982	956	851
Operating income	1,046	856	674
Interest expense	(136)	(181)	(215)
Equity in income of investment in unconsolidated affiliates	55	13	5
Fair value adjustments to Venator investment	(62)	—	—
Loss on early extinguishment of debt	(3)	(54)	(3)
Other income, net	24	6	14
Income from continuing operations before income taxes	924	640	475
Income tax expense	(93)	(61)	(108)
Income from continuing operations	831	579	367
(Loss) income from discontinued operations, net of tax	(195)	155	(13)
Net income	636	734	354
Net income attributable to noncontrolling interests	(313)	(105)	(31)
Net income attributable to Huntsman International LLC	$323	$629	$323

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Year ended December 31,
	2018	2017	2016
Net income	$636	$734	$354
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(194)	210	(170)
Pension and other postretirement benefits adjustments	(37)	112	(212)
Other, net	(6)	(1)	(1)
Other comprehensive (loss) income, net of tax	(237)	321	(383)
Comprehensive income (loss)	399	1,055	(29)
Comprehensive income attributable to noncontrolling interests	(266)	(127)	(23)
Comprehensive income (loss) attributable to Huntsman Corporation	$133	$928	$(52)

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
			(Accumulated	Accumulated
			deficit)	other	Noncontrolling
	Members’ equity		Retained	comprehensive	interests in	Total
	Units	Amount	earnings	loss	subsidiaries	equity
Beginning balance, January 1, 2016	2,728	$3,196	$(983)	$(1,316)	$187	$1,084
Net income	—	—	323	—	31	354
Dividends paid to parent	—	—	(119)	—	—	(119)
Other comprehensive income	—	—	—	(375)	(8)	(383)
Contribution from parent	—	33	—	—	—	33
Dividends paid to noncontrolling interests	—	—	—	—	(30)	(30)
Excess tax benefit related to stock-based compensation	—	(3)	—	—	—	(3)
Balance, December 31, 2016	2,728	3,226	(779)	(1,691)	180	936
Net income	—	—	629	—	105	734
Dividends paid to parent	—	—	(120)	—	—	(120)
Other comprehensive income	—	—	—	428	(107)	321
Contribution from parent	—	35	—	—	—	35
Contribution from noncontrolling interests	—	—	—	—	5	5
Dividends paid to noncontrolling interests	—	—	—	—	(34)	(34)
Disposition of a portion of Venator	—	413	—	—	—	413
Costs of the IPO and secondary offering of Venator	—	(58)	—	—	—	(58)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	602	602
Balance, December 31, 2017	2,728	3,616	(270)	(1,263)	751	2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Net income	—	—	323	—	313	636
Dividends paid to parent	—	—	(154)	—	—	(154)
Other comprehensive income	—	—	—	(195)	(42)	(237)
Contribution from parent	—	26	—	—	—	26
Disposition of a portion of Venator	—	18	—	—	—	18
Costs of the secondary offering of Venator	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	(69)	(69)
Deconsolidation of Venator	—	—	—	160	(751)	(591)
Balance, December 31, 2018	2,728	$3,658	$(91)	$(1,308)	$229	$2,488

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$636	$734	$354
Less: Loss (income) from discontinued operations, net of tax	195	(155)	13
Income from continuing operations	831	579	367
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(55)	(13)	(5)
Unrealized losses on fair value adjustments to Venator investment	62	—	—
Depreciation and amortization	340	311	306
Loss (gain) on disposal of businesses/assets, net	4	(6)	(94)
Loss on early extinguishment of debt	3	54	3
Noncash interest expense	22	25	27
Noncash restructuring and impairment (credits) charges	(22)	1	(4)
Deferred income taxes	(121)	(50)	3
Noncash gain on foreign currency transactions	(3)	(5)	(2)
Noncash compensation	26	35	31
Other, net	7	7	1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(14)	(181)	(25)
Inventories	(86)	(104)	177
Prepaid expenses	(8)	(10)	5
Other current assets	60	21	12
Other noncurrent assets	(76)	(60)	44
Accounts payable	(13)	138	35
Accrued liabilities	43	57	123
Other noncurrent liabilities	(54)	37	(36)
Net cash provided by operating activities from continuing operations	946	836	968
Net cash provided by operating activities from discontinued operations	244	372	110
Net cash provided by operating activities	1,190	1,208	1,078

Investing Activities:
Capital expenditures	(313)	(282)	(318)
Investment in unconsolidated affiliates	—	—	(1)
Acquisition of businesses, net of cash acquired	(366)	(14)	—
Proceeds from sale of businesses/assets	—	25	199
Increase in receivable from affiliate	(16)	(15)	6
Cash received from termination of cross-currency interest rate contracts	—	7	—
Cash received from forward swap contract related to the sale of investment in Venator	3	—	—
Other, net	—	—	1
Net cash used in investing activities from continuing operations	(692)	(279)	(113)
Net cash used in investing activities from discontinued operations	(296)	(159)	(83)
Net cash used in investing activities	(988)	(438)	(196)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2018	2017	2016
Financing Activities:
Net borrowings (repayments) under revolving loan facilities	$125	$(41)	$—
Net (repayments) borrowings on overdraft facilities	(1)	1	(1)
Repayments of short-term debt	(8)	(15)	(56)
Borrowings on short-term debt	6	8	10
Repayments of long-term debt	(68)	(2,058)	(1,070)
Proceeds from long-term debt of Venator	—	750	—
Proceeds from issuance of long-term debt	—	24	559
Repayments of notes payable to affiliate	(255)	—	(1)
Proceeds from issuance of notes payable to affiliate	—	47	—
Repayments of notes payable	(29)	(27)	(33)
Borrowings on notes payable	27	31	31
Debt issuance costs paid	(4)	(21)	(9)
Call premiums related to early extinguishment of debt	—	—	(1)
Dividends paid to noncontrolling interests	(69)	(34)	(30)
Contribution from noncontrolling interests	—	5	—
Dividends paid to parent	(154)	(120)	(119)
Proceeds from the IPO of Venator	—	1,012	—
Cash paid for expenses of the IPO of Venator	—	(58)	—
Proceeds from the secondary offering of Venator	44	—	—
Cash paid for expenses of the secondary offering of Venator	(2)	—	—
Other, net	(2)	1	(1)
Net cash used in financing activities	(390)	(495)	(721)
Effect of exchange rate changes on cash	(35)	18	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(223)	293	155
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	479	395	248
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	238	29	21
Deconsolidation of cash, cash equivalents and restricted cash from Venator	(154)	—	—
Cash, cash equivalents and restricted cash at end of period	$340	$717	$424

Supplemental cash flow information:
Cash paid for interest	$163	$175	$139
Cash paid for income taxes	179	25	40

As of December 31, 2018, 2017 and 2016, the amount of capital expenditures in accounts payable was $66 million, $51 million and $61 million, respectively. During the years ended 2018, 2017 and 2016, Huntsman Corporation contributed $26 million, $35 million and $31 million, respectively, related to stock-based compensation for continuing operations. In addition, as of December 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator was $46 million and $38 million, respectively. As of December 31, 2017, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the IPO date was $6 million and $16 million, respectively.

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

Recent Developments

Separation and Deconsolidation of Venator

In August 2017, we separated the P&A Business and conducted an IPO of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. Additionally, in December 2017, we conducted a secondary offering of Venator ordinary shares. All of such ordinary shares were sold by Huntsman, and Venator did not receive any proceeds from the offerings. Venator’s ordinary shares began trading on The New York Stock Exchange under the symbol “VNTR” on August 3, 2017. On January 3, 2018, the underwriters purchased an additional 1,948,955 Venator ordinary shares pursuant to their over-allotment option, which reduced Huntsman’s ownership interest in Venator to approximately 53%. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amount of the assets and liabilities held for sale and the amount of accumulated comprehensive income recorded in equity related to Venator to the lower of cost or estimated fair value, less cost to sell.

On December 3, 2018, we sold an aggregate of 4,334,389, or 4%, of Venator ordinary shares to Bank of America N.A. at a price to be determined based on the average of the daily volume weighted average price of Venator ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. This transaction allowed us to deconsolidate Venator beginning in December 2018. Following this transaction, we retained approximately 49% ownership in Venator. In connection with the deconsolidation of Venator, we recorded a pretax loss of $427 million in discontinued operations to record our remaining ownership interest in Venator at fair value. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, at December 31, 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” on our consolidated statements of operations. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.”

Unsecured Revolving Credit Facility

On May 21, 2018, Huntsman International entered into the 2018 Revolving Credit Facility. Borrowings under the 2018 Revolving Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Revolving Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 14. Debt—Direct and Subsidiary Debt—Credit Facility.”

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

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. During the year ended December 31, 2018, we repurchased 10,405,457 shares of our common stock for approximately $276 million, excluding commissions, under the repurchase program.  From January 1, 2019 through January 31, 2019, we repurchased an additional 537,018 shares of our common stock for approximately $11 million, excluding commissions.

Demilec Acquisition

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec for approximately $353 million, including working capital adjustments, in an all-cash transaction which was funded from our Prior Credit Facility and our U.S. A/R Program. Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business is being integrated into our Polyurethanes segment. See “Note 3. Business Combination.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Asset Retirement Obligations

We accrue for asset retirement obligations, which consist primarily of landfill capping, closure and post‑closure costs, asbestos abatement costs, demolition and removal costs and leasehold remediation costs, in the period in which the obligations are incurred. Asset retirement obligations are accrued at estimated fair value. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long‑lived asset. Over time, the liability is accreted to its estimated settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations were $11 million and $9 million at December 31, 2018 and 2017, respectively.

Carrying Value of Long‑Lived Assets

We review long‑lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based upon current and anticipated undiscounted cash flows, and we recognize an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. Fair value is generally estimated by discounting estimated future cash flows using a discount rate commensurate with the risks involved or selling price of assets held for sale. See “Note 12. Restructuring, Impairment and Plant Closing Costs.”

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

Environmental Expenditures

Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean‑up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See “Note 20. Environmental, Health and Safety Matters.”

Equity Method Investments

We account for our equity investments where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received, unless the fair value option is elected, in which case the investment balance is marked to fair value each reporting period and the impact of changes in fair value of the equity investment are reported in earnings. We elected the fair value option to account for our equity method investment in Venator. For more information, see “Note 4. Discontinued Operations and Business Dispositions.” The change in the fair value related to our equity method investment in Venator is presented in “Fair value adjustments to Venator investment” on the consolidated statements of operations.

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

Foreign currency transaction gains and losses are recorded in other operating (income) expense, net in our consolidated statements of operations and were gains of $3 million, $5 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As a result of the U.S. Tax Reform Act, the Company recorded net tax benefits of $135 million (a provisional tax benefit of $137 million in 2017 offset by a final tax expense of $2 million in 2018) due to a remeasurement of deferred U.S. tax assets and liabilities and net tax expense of $115 million (a provisional tax expense of $85 million in 2017, a $29 million final federal tax expense in 2018 and a $1 million state tax expense in 2018) due to the transition tax on deemed repatriation of deferred foreign income.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more‑likely‑than‑not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more‑likely‑than‑not we are required to make judgments and apply assumptions to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated financial statements. We have no need for, or change in, any unrecognized tax positions due to the U.S. Tax Reform Act. For further information concerning taxes, see “Note 18. Income Taxes.”

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

The following table summarizes the changes in the carrying amount of goodwill for year ended December 31, 2018 (dollars in millions):

		Performance	Advanced
	Polyurethanes	Products	Materials	Total
Balance as of January 1, 2018	$40	$17	$83	$140
Goodwill acquired during year(1)	142	—	—	142
Foreign currency effect on balance	(9)	(1)	3	(7)
Balance as of December 31, 2018	$173	$16	$86	$275

(1)	This reflects net amounts, including adjustments related to preliminary valuations of acquisition assets and liabilities.

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

Basic and diluted income per share is determined using the following information (in millions):

	Year ended December 31,
	2018	2017	2016
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$764	$478	$334
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$337	$636	$326
Denominator:
Weighted average shares outstanding	238.1	238.4	236.3
Dilutive shares:
Stock-based awards	3.5	5.5	3.3
Total weighted average shares outstanding, including dilutive shares	241.6	243.9	239.6

Additional stock‑based awards of 0.8 million, 0.8 million and 5.7 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2018, 2017 and 2016, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti‑dilutive.

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

Interest expense capitalized as part of plant and equipment was $4 million, $9 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. These reclassifications include the presentation of the other components of net periodic pension cost and net periodic postretirement cost, other than service costs, within other nonoperating income in accordance with Accounting Standards Update (“ASU”) No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We previously presented these amounts within cost of goods sold and selling, general and administrative expenses. See “—Accounting Pronouncements Adopted During 2018.”

Pursuant to ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, we began including the change in restricted cash as part of the change in cash and equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statements of cash flows beginning in 2018. We previously presented changes in restricted cash as an investing activity in the statements of cash flows. See “—Accounting Pronouncements Adopted During 2018.”

Revenue Recognition

We generate substantially all of our revenue through product sales in which revenue is recognized at a point in time. We recognize revenue when control of the promised goods is transferred to our customers. Control of goods usually passes to the customer at the time shipment is made. Revenue is measured as the amount that reflects the consideration that we expect to be entitled to in exchange for those goods. See “Note 23. Revenue Recognition.”

Securitization of Accounts Receivable

Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the special purpose entities (“SPE”) in the U.S. and EU. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing in both U.S. dollars and euros. The amounts outstanding under our A/R Programs are accounted for as secured borrowings. See “Note 14. Debt—Direct and Subsidiary Debt—A/R Programs.”

Stock‑Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. That cost, net of estimated forfeitures, will be recognized over the period during which the employee is required to provide services in exchange for the award. See “Note 22. Stock‑Based Compensation Plan.”

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

Accounting Pronouncements Adopted During 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), outlining a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most current revenue recognition guidance. In March 2016, the FASB issued ASU No. 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),  clarifying the implementation guidance on principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time), in May 2016, the FASB issued ASU No. 2016‑12, Revenue from Customers (Topic 606): Narrow‑Scope Improvements and Practical Expedients, providing clarifications and practical expedients for certain narrow aspects in Topic 606, and in December 2016, the FASB issued ASU 2016‑20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in these ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 should be applied retrospectively. On January 1, 2018, we adopted the amendments in ASU No. 2014‑09, ASU No. 2016‑08, ASU No. 2016‑10, ASU No. 2016‑12 and ASU No. 2016‑20 to all current revenue contracts using the modified retrospective approach, and the initial adoption of these amendments did not have an impact on our consolidated financial statements. As a result of the adoption of these amendments, we revised our accounting policy for revenue recognition as detailed in “Note 23. Revenue Recognition.”

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

In January 2017, the FASB issued ASU No. 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. We adopted the amendments in this ASU effective January 1, 2018, and the initial adoption of this ASU did not have a significant impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset). The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. We adopted the amendments in this ASU effective January 1, 2018, which impacted the presentation of our consolidated financial statements. Our previous presentation of service cost components was consistent with the amendments in this ASU. However, we now present the other components within other income, net, whereas we previously presented these within cost of goods sold and selling, general and administrative expenses.

In August 2018, the FASB issued ASU No. 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify certain disclosure requirements on fair value measurements in Topic 820 to improve the effectiveness of such disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We early adopted the removed and modified disclosures in this ASU for the year ended December 31, 2018, and they did not have a significant impact on our consolidated financial statements. We elected to delay the adoption of the additional disclosures in this ASU until their effective date, but do not expect the adoption of the additional disclosures in this ASU to have a significant impact on our consolidated financial statements.

Accounting Pronouncements Pending Adoption in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sheet and disclosing key information about leasing arrangements. The amendments in this ASU will require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, providing an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, providing an optional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in these ASUs is permitted for all entities. Reporting entities can elect to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach or otherwise elect the transition method provided under ASU No. 2018-11. We are currently evaluating the impact of the adoption of the amendments in these ASUs on our consolidated financial statements. Based on our preliminary assessment the estimated right-of-use asset and lease liability that we will recognize on our balance sheet upon adoption will be approximately $400 million to $450 million. This estimate could change pending the finalization of the incremental borrowing rate for certain leases. We are evaluating key policy elections and considerations under the amendments in these ASUs and are developing internal policies to address these amendments.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements or U.S. GAAP. For filings on Form 10-Q, the final rule, amongst other items, extends to interim periods the annual requirement to disclose changes in stockholders’ equity. As amended by the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the then current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule became effective on November 5, 2018, that date being 30 days after its publication in the Federal Register. As such, we will apply these changes in the presentation of stockholders’ equity beginning with our March 31, 2019 Form 10-Q.

3.  BUSINESS COMBINATION

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec for approximately $353 million, including working capital adjustments, in an all-cash transaction, which was funded from our Prior Credit Facility and our U.S. A/R Program. Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were approximately $5 million in 2018 and were recorded in other operating expense (income), net in our consolidated statements of operations. The Demilec Acquisition was aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets.

We have accounted for the Demilec Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for Demilec Acquisition in Q2 2018	$357
Purchase price adjustment received in Q3 2018	(4)
Net acquisition cost	$353

Cash	$1
Accounts receivable	31
Inventories	23
Prepaid expenses and other current assets	1
Property, plant and equipment, net	21
Intangible assets	177
Goodwill	142
Accounts payable	(16)
Accrued liabilities	(3)
Deferred income taxes	(22)
Other noncurrent liabilities	(2)
Total fair value of net assets acquired	$353

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, primarily related to the final valuation of deferred taxes. As a result of a preliminary valuation of the assets and liabilities, reallocations were made in certain property, plant and equipment, intangible asset, goodwill and deferred tax balances. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships, all of which are being amortized over 15 years. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of historical carrying values to goodwill. During the third quarter of 2018, we received $4 million related to the settlement of certain purchase price adjustments.

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

The acquired business had revenues and net income of $142 million and $5 million, respectively, for the period from the date of acquisition to December 31, 2018.

If this acquisition were to have occurred on January 1, 2017, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

	Pro Forma (Unaudited)
	Year ended December 31,
	2018	2017
Revenues	$9,437	$8,523
Net income	639	728
Net income attributable to Huntsman Corporation	326	623

Income per share:
Basic	1.37	2.61
Diluted	1.35	2.55

	Pro Forma (Unaudited)
	Year ended December 31,
	2018	2017
Revenues	$9,437	$8,523
Net income	625	721
Net income attributable to Huntsman International	312	616

4.  DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

Separation and Deconsolidation of Venator

In August 2017, we separated the P&A Business and conducted an IPO of ordinary shares of Venator, formerly a wholly-owned subsidiary of Huntsman. Additionally, in December 2017, we conducted a secondary offering of Venator ordinary shares. All of such ordinary shares were sold by Huntsman, and Venator did not receive any proceeds from the offerings. On January 3, 2018, the underwriters purchased an additional 1,948,955 Venator ordinary shares pursuant to their over-allotment option, which reduced Huntsman’s ownership interest in Venator to approximately 53%. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations.

During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amount of the assets and liabilities held for sale and the amount of accumulated comprehensive income recorded in equity related to Venator to the lower of cost or estimated fair value, less cost to sell.

On December 3, 2018, we sold an aggregate of 4,334,389, or 4%, of Venator ordinary shares to Bank of America N.A. at a price to be determined based on the average of the daily volume weighted average price of Venator ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. This transaction allowed us to deconsolidate Venator beginning in December 2018. Following this transaction, we retained approximately 49% ownership in Venator. In connection with the deconsolidation of Venator, we recorded a pretax loss of $427 million in discontinued operations to record our remaining ownership interest in Venator at fair value. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, at December 31, 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” on our consolidated statements of operations. Furthermore, in connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. At December

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2018, we recorded a loss of $5 million in “Fair value adjustments to Venator investment” on our consolidated statements of operations to record the forward swap at fair value.

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

The following table summarizes the major classes of assets and liabilities constituting assets and liabilities held for sale as of December 31, 2017:

Carrying amounts of major classes of assets held for sale:
Accounts receivable	$380
Inventories	454
Other current assets	318
Property, plant and equipment, net	1,424
Deferred income taxes	158
Other noncurrent assets	146
Total assets held for sale	$2,880
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$385
Accrued liabilities	236
Other current liabilities	25
Long-term debt	746
Other noncurrent liabilities	300
Total liabilities held for sale	$1,692

The following table summarizes major classes of line items constituting pretax and after-tax income of discontinued operations.

Huntsman Corporation

	Year ended December 31,
	2018(1)	2017	2016
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$2,148	$2,234	$2,168
Cost of goods sold	1,333	1,840	2,012
Other expense items, net that are not major	279	169	188
Income (loss) from discontinued operations before income taxes	536	225	(32)
Income tax (expense) benefit	(34)	(67)	24
Loss on disposal	(427)	—	—
Valuation allowance	(270)	—	—
(Loss) income from discontinued operations, net of tax	(195)	158	(8)
Net income attributable to noncontrolling interests	(6)	(10)	(10)
Net (loss) income attributable to discontinued operations	$(201)	$148	$(18)

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	Year ended December 31,
	2018(1)	2017	2016
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$2,148	$2,234	$2,168
Cost of goods sold	1,333	1,843	2,017
Other expense items, net that are not major	279	169	188
Income (loss) from discontinued operations before income taxes	536	222	(37)
Income tax (expense) benefit	(34)	(67)	24
Loss on disposal	(427)	—	—
Valuation allowance	(270)	—	—
(Loss) income from discontinued operations, net of tax	(195)	155	(13)
Net income attributable to noncontrolling interests	(6)	(10)	(10)
Net (loss) income attributable to discontinued operations	$(201)	$145	$(23)

(1)

We began accounting for our investment in Venator as an equity method investment on December 3, 2018. Therefore, the summarized financial data only includes information for Venator applicable to the period from January 1, 2018 through December 2, 2018.

Sale of European Surfactants Manufacturing Facilities

On December 30, 2016, our Performance Products segment completed the sale of its European surfactants business to Innospec Inc. for $199 million in cash plus our retention of trade receivables and payables for an enterprise value of $225 million. Under the terms of the transaction, Innospec acquired our manufacturing facilities located in Saint-Mihiel, France; Castiglione delle Stiviere, Italy; and Barcelona, Spain. We remain committed to our global surfactants business, including in the U.S. and Australia, where our differentiated surfactants businesses are backward integrated into essential feedstocks. Upon closing, we entered into supply and long-term tolling arrangements with Innospec in order to continue marketing certain core products strategic to our global agrochemicals, lubes and certain other businesses. In connection with this sale, we recognized a pre-tax gain in the fourth quarter of 2016 of $98 million which was reflected in other operating income, net on the consolidated statements of operations. This business is not presented as discontinued operations as it was not considered a strategic shift in our operations.

5.  INVENTORIES

Inventories consisted of the following (dollars in millions):

	December 31,	December 31,
	2018	2017
Raw materials and supplies	$215	$189
Work in progress	51	48
Finished goods	927	897
Total	1,193	1,134
LIFO reserves	(59)	(61)
Net inventories	$1,134	$1,073

For December 31, 2018 and 2017, approximately 13% and 12% of inventories were recorded using the LIFO cost method, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2018	2017
Land	$142	$150
Buildings	660	644
Plant and equipment	6,100	5,929
Construction in progress	307	360
Total	7,209	7,083
Less accumulated depreciation	(4,145)	(3,985)
Net	$3,064	$3,098

Depreciation expense for 2018, 2017 and 2016 was $310 million, $298 million and $289 million, respectively.

Huntsman International

	December 31,
	2018	2017
Land	$142	$150
Buildings	660	644
Plant and equipment	6,154	5,982
Construction in progress	307	360
Total	7,263	7,136
Less accumulated depreciation	(4,199)	(4,041)
Net	$3,064	$3,095

Depreciation expense for 2018, 2017 and 2016 was $307 million, $289 million and $277 million, respectively.

7.  INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments in companies in which we exercise significant influence, but do not control, are accounted for using the equity method. Investments in companies in which we do not exercise significant influence are accounted for using the cost method.

Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2018	2017
Equity Method:
Venator Materials PLC (49%)(1)	$219	$—
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	120	116
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	163	124
Jurong Ningwu New Material Development Co., Ltd. (30%)	24	21
Total equity method investments	526	261
Cost Method:
International Diol Company (4%)	—	5
Total investments	$526	$266

(1)	We account for our remaining investment in Venator as an equity method investment using the fair value option. For more information see “Note 4. Discontinued Operations and Business Dispositions—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Separation and Deconsolidation of Venator.”

(2)	We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of our unconsolidated affiliates as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 is as follows (dollars in millions):

	December 31,
	2018	2017
Current assets	$1,548	$391
Non-current assets	2,444	1,138
Current liabilities	781	358
Non-current liabilities	1,683	567
Noncontrolling interests	8	—

	December 31,
	2018(1)	2017	2016
Revenues	$2,181	$1,109	$645
Gross profit	221	112	49
Income from continuing operations	124	34	16
Net income	124	34	16

(1)We began accounting for our investment in Venator as an equity method investment on December 3, 2018. Therefore, the summarized financial data only includes information for Venator applicable to the period from December 3, 2018 through December 31, 2018.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Creditors of these entities have no recourse to our general credit. See “Note 14. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at December 31, 2018, the joint ventures’ assets, liabilities and results of operations are included in our consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our consolidated balance sheets as of December 31, 2018 and 2017 (dollars in millions):

	December 31,
	2018	2017
Current assets	$92	$114
Property, plant and equipment, net	265	283
Other noncurrent assets	136	116
Deferred income taxes	32	33
Intangible assets	10	10
Goodwill	14	14
Total assets	$549	$570
Current liabilities	$178	$163
Long-term debt	61	86
Deferred income taxes	11	12
Other noncurrent liabilities	97	98
Total liabilities	$347	$359

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities are as follows (dollars in millions):

	Year ended December 31,
	2018	2017	2016
Revenues	$154	$132	$97
Income from continuing operations before income taxes	40	25	15
Net cash provided by operating activities	65	51	50

Prior to the separation of Venator, we held variable interests in two additional joint ventures for which we were the primary beneficiary: Pacific Iron Products Sdn Bhd and Viance, LLC. In connection with the separation of Venator, these variable interests were held by Venator at December 31, 2017, and as such, the assets and liabilities of these variable interest entities were included as part of assets and liabilities held for sale. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.”

9.  INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2018			December 31, 2017
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks and technology	$424	$333	$91	$350	$332	$18
Licenses and other agreements	135	31	104	40	25	15
Non-compete agreements	3	2	1	4	2	2
Other intangibles	83	60	23	82	61	21
Total	$645	$426	$219	$476	$420	$56

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense was $11 million, $6 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Huntsman International

	December 31, 2018			December 31, 2017
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks and technology	$424	$333	$91	$350	$332	$18
Licenses and other agreements	135	31	104	40	25	15
Non-compete agreements	3	2	1	4	2	2
Other intangibles	91	68	23	90	69	21
Total	$653	$434	$219	$484	$428	$56

Amortization expense was $11 million, $7 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Our and Huntsman International’s estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2019	$19
2020	17
2021	16
2022	16
2023	16

10.  OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2018	2017
Capitalized turnaround costs, net	$280	$233
Catalyst assets, net	56	46
Other	217	218
Total	$553	$497

Amortization expense of catalyst assets for the years ended December 31, 2018, 2017 and 2016 was $22  million, $15 million and $17 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2018	2017
Payroll and related accruals	$150	$172
Income taxes	86	62
Volume and rebate accruals	66	58
Taxes other than income taxes	60	77
Restructuring and plant closing reserves	23	15
Interest	19	20
Pension liabilities	11	15
Other postretirement benefits	6	7
Environmental accruals	2	6
Other miscellaneous accruals	131	137
Total	$554	$569

Huntsman International

	December 31,
	2018	2017
Payroll and related accruals	$150	$172
Income taxes	86	62
Volume and rebate accruals	66	58
Taxes other than income taxes	60	77
Restructuring and plant closing reserves	23	15
Interest	19	20
Pension liabilities	11	15
Other postretirement benefits	6	7
Environmental accruals	2	6
Other miscellaneous accruals	128	134
Total	$551	$566

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of December 31, 2018, 2017 and 2016, accrued restructuring costs of continuing operations by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions(1)	decommissioning	termination costs	costs	Total(2)
Accrued liabilities as of January 1, 2016	$19	$16	$37	$5	$77
2016 charges for 2015 and prior initiatives	1	24	9	13	47
2016 charges for 2016 initiatives	1	—	—	5	6
Reversal of reserves no longer required	(2)	—	—	—	(2)
Distribution of prefunded restructuring costs	(5)	(5)	—	(1)	(11)
2016 payments for 2015 and prior initiatives	(8)	(15)	(4)	(13)	(40)
2016 payments for 2016 initiatives	(1)	—	—	(4)	(5)
Foreign currency effect on liability balance	(1)	(1)	(2)	—	(4)
Accrued liabilities as of December 31, 2016	4	19	40	5	68
2017 (credits) charges for 2016 and prior initiatives	(1)	3	2	2	6
2017 charges for 2017 initiatives	10	—	—	2	12
2017 payments for 2016 and prior initiatives	(1)	(21)	(2)	(2)	(26)
2017 payments for 2017 initiatives	(8)	—	—	(2)	(10)
Foreign currency effect on liability balance	1	1	1	—	3
Accrued liabilities as of December 31, 2017	5	2	41	5	53
2018 charges for 2017 and prior initiatives	—	—	2	—	2
2018 charges for 2018 initiatives	5	—	—	10	15
2018 payments for 2017 and prior initiatives	(2)	(1)	(2)	—	(5)
2018 payments for 2018 initiatives	(1)	—	—	(5)	(6)
Reversal of reserves no longer required	(1)	—	(29)	—	(30)
Accrued liabilities as of December 31, 2018	$6	$1	$12	$10	$29

(1)	The total workforce reduction reserves of $6 million relate to the termination of 50 positions, of which 8 positions had not been terminated as of December 31, 2018.

Accrued liabilities remaining at December 31, 2018 and 2017 by year of initiatives were as follows (dollars in millions):

	December 31,	December 31,
	2018	2017
2016 and prior initiatives	$19	$51
2017 initiatives	1	2
2018 initiatives	9	—
Total	$29	$53

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and other	Total
Accrued liabilities as of January 1, 2016	$5	$9	$4	$55	$4	$77
2016 charges for 2015 and prior initiatives	—	16	—	28	3	47
2016 charges for 2016 initiatives	4	—	—	1	1	6
Reversal of reserves no longer required	(1)	—	—	—	(1)	(2)
Distribution of prefunded restructuring costs	—	(6)	—	(5)	—	(11)
2016 payments for 2015 and prior initiatives	(3)	(19)	—	(14)	(4)	(40)
2016 payments for 2016 initiatives	(3)	—	—	(1)	(1)	(5)
Foreign currency effect on liability balance	—	—	(1)	(3)	—	(4)
Accrued liabilities as of December 31, 2016	2	—	3	61	2	68
2017 charges for 2016 and prior initiatives	—	—	—	6	—	6
2017 charges for 2017 initiatives	—	1	—	7	4	12
2017 payments for 2016 and prior initiatives	(1)	—	—	(25)	—	(26)
2017 payments for 2017 initiatives	—	—	—	(5)	(5)	(10)
Foreign currency effect on liability balance	—	—	—	3	—	3
Accrued liabilities as of December 31, 2017	1	1	3	47	1	53
2018 charges (credits) for 2017 and prior initiatives	—	1	—	(4)	5	2
2018 charges for 2018 initiatives	—	2	3	—	10	15
2018 payments for 2017 and prior initiatives	(1)	(1)	—	—	(3)	(5)
2018 payments for 2018 initiatives	—	(1)	—	—	(5)	(6)
Reversal of reserves no longer required	—	—	—	(29)	(1)	(30)
Accrued liabilities as of December 31, 2018	$—	$2	$6	$14	$7	$29

Current portion of restructuring reserves	$—	$2	$4	$10	$7	$23
Long-term portion of restructuring reserves	—	—	2	4	—	6

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details with respect to cash and noncash restructuring charges for the years ended December 31, 2018, 2017 and 2016 by initiative are provided below (dollars in millions):

Cash charges:
2018 charges for 2017 and prior initiatives	$2
2018 charges for 2018 initiatives	15
Noncash charges:
Reversal of reserves no longer required	(30)
Other noncash charges	8
Total 2018 restructuring, impairment and plant closing credits	$(5)

Cash charges:
2017 charges for 2016 and prior initiatives	$6
2017 charges for 2017 initiatives	12
Pension-related charges	1
Noncash charges:
Accelerated depreciation	2
Other noncash credits	(1)
Total 2017 restructuring, impairment and plant closing costs	$20

Cash charges:
2016 charges for 2015 and prior initiatives	$47
2016 charges for 2016 initiatives	6
Noncash charges:
Reversal of reserves no longer required	(2)
Gain on sale of land	(4)
Total 2016 restructuring, impairment and plant closing costs	$47

2018 Restructuring Activities

In 2011, we implemented a significant restructuring of our Textile Effects segment (the “Textile Effects Restructuring Plan”), including the closure of our production facilities and business support offices in Basel, Switzerland. In connection with this plan, we recorded restructuring reserves covering, among other things, a non-cancelable long-term service agreement. In the fourth quarter of 2018, we settled this agreement in exchange for the payment of $10 million, $8 million of which will be paid in 2019 and $2 million will be paid in 2023. In connection with this settlement, we reversed the related restructuring reserve and recorded a net credit of $29 million in the fourth quarter of 2018. In addition, during 2018, we recorded a credit of $4 million primarily related to a gain on the sale of land at the Basel, Switzerland site.

Our Corporate and other segment recorded restructuring expense of $15 million in 2018 related to corporate initiatives.

2017 Restructuring Activities

In September 2011, we implemented the Textile Effects Restructuring Plan. In connection with this restructuring plan, during the year ended December 31, 2017, our Textile Effects segment recorded restructuring expense of approximately $6 million associated with this initiative, including $2 million for non-cancelable long-term contract termination costs and $4 million for decommissioning.

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

13.  OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2018	2017
Pension liabilities	$718	$715
Other postretirement benefits	65	73
Employee benefit accrual	32	34
Other	258	264
Total	$1,073	$1,086

Huntsman International

	December 31,
	2018	2017
Pension liabilities	$718	$715
Other postretirement benefits	65	73
Employee benefit accrual	32	34
Other	246	250
Total	$1,061	$1,072

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  DEBT

Outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2018	2017
Revolving credit facility	$50	$—
Amounts outstanding under A/R programs	252	180
Senior notes	1,892	1,927
Variable interest entities	86	107
Other	40	84
Total debt	$2,320	$2,298
Total current portion of debt	$96	$40
Long-term portion of debt	2,224	2,258
Total debt	$2,320	$2,298

Huntsman International

	December 31,
	2018	2017
Revolving credit facility	$50	$—
Amounts outstanding under A/R programs	252	180
Senior notes	1,892	1,927
Variable interest entities	86	107
Other	40	84
Total debt, excluding debt to affiliates	$2,320	$2,298
Total current portion of debt	$96	$40
Long-term portion of debt	2,224	2,258
Total debt, excluding debt to affiliates	$2,320	$2,298
Total debt, excluding debt to affiliates	$2,320	$2,298
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	488	742
Total debt	$2,908	$3,140

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of December 31, 2018 and 2017, the amount of debt issuance costs directly reducing the debt

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability was $8 million and $11 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

On May 21, 2018, Huntsman International entered into the 2018 Revolving Credit Facility. Borrowings under the 2018 Revolving Credit Facility will bear interest at the rates specified in the credit agreement governing the 2018 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the 2018 Revolving Credit Facility will mature in May 2023. Huntsman International may increase the 2018 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions.

In connection with entering into the 2018 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss of early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released. As of December 31, 2018, our 2018 Revolving Credit Facility was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$50	(1)	$—	(1)	$50	(1)	LIBOR plus 1.75%	2023

(1)	On December 31, 2018, we had an additional $9 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of December 31, 2018 was 1.75% above LIBOR.

In connection with the Demilec Acquisition on April 23, 2018, we borrowed $275 million under the Prior Credit Facility and $75 million under our U.S. A/R Program. In connection with our entry into the 2018 Revolving Credit Facility on May 21, 2018, we borrowed $275 million under the 2018 Revolving Credit Facility and repaid all obligations under our Prior Credit Facility. During 2018, we repaid an aggregate $225 million under our 2018 Revolving Credit Facility.

A/R Programs

Our A/R Programs are structured so that we grant a participating undivided interest in certain of our trade receivables to the U.S. SPE and the EU SPE. We retain the servicing rights and a retained interest in the securitized receivables. Information regarding our A/R Programs as of December 31, 2018 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2020	$250	$165	(3)	Applicable rate plus 0.95%
EU A/R Program	April 2020	€150	€76		Applicable rate plus 1.30%
		(approximately $171)	(approximately $87)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.
(3)	As of December 31, 2018, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

On April 21, 2017, we entered into amendments to our A/R Programs that, among other things, extend the scheduled termination dates to April 2020. As of December 31, 2018 and December 31, 2017, $341 million and $334 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs from continuing operations.

Notes

As of December 31, 2018, we had outstanding the following notes (monetary amounts in millions):

				Unamortized
				Premiums/
				Discounts
				and Debt
Notes	Maturity	Interest Rate	Amount Outstanding	Issuance Costs
2020 Senior Notes	November 2020	4.875%	$650 ($648 carrying value)	$(2)
2021 Senior Notes	April 2021	5.125%	€445 (€444 carrying value ($507))	—
2022 Senior Notes	November 2022	5.125%	$400 ($398 carrying value)	(2)
2025 Senior Notes	April 2025	4.250%	€300 (€298 carrying value ($339))	(3)

The 2020, 2021, 2022 and 2025 Senior Notes are general unsecured senior obligations of Huntsman International. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2020, 2021, 2022 and 2025 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder’s notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

Variable Interest Entity Debt

As of December 31, 2018, AAC, our consolidated 50%-owned joint venture, had $86 million outstanding under its loan commitments and debt financing arrangements. As of December 31, 2018, we have $25 million classified as current debt and $61 million as long-term debt on our consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Other Debt

On July 5, 2018, Huntsman Polyurethanes Shanghai, one of our majority-owned subsidiaries, made an early repayment of RMB 277 million (approximately $42 million) of term loans. Following the repayment, there are no borrowings outstanding.

Note Payable from Huntsman International to Huntsman Corporation

As of December 31, 2018, we have a loan of $588 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2018 on our consolidated balance sheets. As of December 31, 2018, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR‑based borrowings under our 2018 Revolving Credit Facility).

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

We believe that we are in compliance with the covenants governing our material debt instruments, including our 2018 Revolving Credit Facility, our A/R Programs and our notes.

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2018 are as follows (dollars in millions):

Year ending December 31,
2019	$96
2020	933
2021	533
2022	402
2023	2
Thereafter	354
$2,320

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

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. See “Note 4. Discontinued Operations and Business Dispositions” and “Note 16. Fair Value.”

Interest Rate Risk

Through our borrowing activities, we are exposed to interest rate risk. Such risk arises due to the structure of our debt portfolio, including the mix of fixed and floating interest rates. Actions taken to reduce interest rate risk include managing the mix and rate characteristics of various interest-bearing liabilities, as well as entering into interest rate derivative instruments.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International had entered into several interest rate contracts to hedge the variability caused by monthly changes in cash flow due to associated changes in LIBOR under our Senior Credit Facilities. These swaps were designated as cash flow hedges and the effective portion of the changes in the fair value of the swaps were recorded in other comprehensive (loss) income. These swaps expired in April 2017.

During 2018, accumulated other comprehensive loss of nil was reclassified to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

Foreign Exchange Rate Risk

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2018 and 2017, we had approximately $151 million and $93 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

In November 2014, we entered into two five-year cross-currency interest rate contracts and one eight-year cross-currency interest rate contract to swap an aggregate notional $200 million for an aggregate notional €161 million. The swap was designated as a hedge of net investment for financial reporting purposes. In August 2017, we terminated these cross-currency interest rate contracts and received $7 million from the counterparties.

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

We review our non‑U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2018, we have designated approximately €510 million (approximately $581 million) of euro‑denominated debt as a hedge of our net investment. For the years ended December 31, 2018, 2017 and 2016, the amounts recognized on the hedge of our net investment were a gain of $35 million, a loss of $96 million and a gain of $27 million, respectively, and were recorded in other comprehensive (loss) income.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	December 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$23	$23	$33	$33
Forward swap contract related to the sale of investment in Venator	14	14	—	—
Long-term debt (including current portion)	(2,320)	(2,403)	(2,298)	(2,483)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short‑term maturity of these financial instruments. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. The fair value of our remaining investment in Venator reported in investment in unconsolidated affiliates is obtained through market observable pricing using prevailing market prices. See “Note 7. Investment in Unconsolidated Investments.” The fair values of non‑qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices. The fair value of the forward swap contract related to the sale of investment in Venator is determined based on the average of the daily volume weighted average price of Venator ordinary shares over an agreed period. The estimated fair values of our long‑term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2018, and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2018	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$23	$23	$—	$—

Derivatives:
Forward swap contract related to the sale of investment in Venator	14	—	14	—
	$37	$23	$14	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2017	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$33	$33	$—	$—

The following table shows a reconciliation of beginning and ending balances for the year ended December 31, 2017 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in millions). During the year ended December 31, 2018, there were no instruments categorized as Level 3 within the fair value hierarchy.

Cross-Currency
Interest
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Rate Contracts
Beginning balance, January 1, 2017	$29
Transfers into Level 3	—
Transfers out of Level 3	—
Total (losses) gains:
Included in earnings	—
Included in other comprehensive (loss) income	(22)
Purchases, sales, issuances and settlements	(7)
Ending balance, December 31, 2017	$—
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2017	$—

There were no gains or losses (realized or unrealized) included in earnings for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

17.  EMPLOYEE BENEFIT PLANS

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2018 and 2017 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2018		2017		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,153	$2,259	$1,049	$2,064	$80	$—	$93	$—
Service cost	32	32	30	33	2	—	3	—
Interest cost	44	37	44	35	3	—	3	—
Participant contributions	—	5	—	5	2	—	2	—
Plan amendments	—	4	—	(1)	—	—	—	—
Foreign currency exchange rate changes	—	(74)	—	207	—	—	—	—
Special termination benefits	—	—	—	1	—	—	—	—
Settlements/transfers/divestitures	(6)	(3)	—	—	—	—	—	—
Actuarial (gain) loss	(81)	(30)	91	(10)	(9)	—	(12)	—
Benefits paid	(62)	(73)	(61)	(75)	(7)	—	(9)	—
Benefit obligation at end of year	$1,080	$2,157	$1,153	$2,259	$71	$—	$80	$—

Change in plan assets
Fair value of plan assets at beginning of year	$821	$1,883	$721	$1,639	$—	$—	$—	$—
Actual return on plan assets	(38)	(38)	104	109	—	—	—	—
Foreign currency exchange rate changes	—	(62)	—	166	—	—	—	—
Participant contributions	—	5	—	5	2	—	2	—
Settlements/transfers/divestitures	(6)	(3)	—	—	—	—	—	—
Company contributions	52	39	57	39	5	—	7	—
Benefits paid	(62)	(73)	(61)	(75)	(7)	—	(9)	—
Fair value of plan assets at end of year	$767	$1,751	$821	$1,883	$—	$—	$—	$—

Funded status
Fair value of plan assets	$767	$1,751	$821	$1,883	$—	$—	$—	$—
Benefit obligation	1,080	2,157	1,153	2,259	71	—	80	—
Accrued benefit cost	$(313)	$(406)	$(332)	$(376)	$(71)	$—	$(80)	$—

Amounts recognized in balance sheet:
Noncurrent asset	$—	$10	$—	$22	$—	$—	$—	$—
Current liability	(5)	(6)	(10)	(5)	(6)	—	(7)	—
Noncurrent liability	(308)	(410)	(322)	(393)	(65)	—	(73)	—
	$(313)	$(406)	$(332)	$(376)	$(71)	$—	$(80)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2018		2017		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$401	$784	$419	$1,000	$21	$—	$30	$—
Prior service credit	(13)	(27)	(15)	(29)	(38)	—	(45)	—
	$388	$757	$404	$971	$(17)	$—	$(15)	$—

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2018		2017		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$402	$793	$420	1,030	$21	$—	$30	$—
Prior service credit	(13)	(27)	(15)	(29)	(38)	—	(45)	—
	$389	$766	$405	$1,001	$(17)	$—	$(15)	$—

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost of continuing operations during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Actuarial loss	$26	$45	$1	$—
Prior service credit	(2)	(4)	(5)	—
Total	$24	$41	$(4)	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Actuarial loss	$27	$48	$1	$—
Prior service credit	(2)	(4)	(5)	—
Total	$25	$44	$(4)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic benefit costs of continuing operations for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Service cost	$32	$30	$30	$32	$33	$29
Interest cost	44	44	47	37	35	41
Expected return on plan assets	(61)	(55)	(54)	(109)	(100)	(93)
Amortization of prior service credit	(2)	(2)	(5)	(5)	(5)	(4)
Amortization of actuarial loss	34	30	25	38	45	31
Settlement loss	2	—	—	—	—	—
Special termination benefits	—	—	—	—	1	—
Net periodic benefit cost	$49	$47	$43	$(7)	$9	$4

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Service cost	$2	$3	$2	$—	$—	$—
Interest cost	3	3	4	—	—	—
Amortization of prior service credit	(6)	(6)	(7)	—	—	—
Amortization of actuarial loss	2	3	2	—	—	—
Net periodic benefit cost	$1	$3	$1	$—	$—	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Service cost	$32	$30	$30	$32	$33	$29
Interest cost	44	44	47	37	35	41
Expected return on plan assets	(61)	(55)	(54)	(109)	(100)	(93)
Amortization of prior service credit	(2)	(2)	(5)	(5)	(5)	(4)
Amortization of actuarial loss	34	30	25	41	48	34
Settlement loss	2	—	—	—	—	—
Special termination benefits	—	—	—	—	1	—
Net periodic benefit cost	$49	$47	$43	$(4)	$12	$7

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Service cost	$2	$3	$2	$—	$—	$—
Interest cost	3	3	4	—	—	—
Amortization of prior service credit	(6)	(6)	(7)	—	—	—
Amortization of actuarial loss	2	3	2	—	—	—
Net periodic benefit cost	$1	$3	$1	$—	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2018, 2017 and 2016 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Current year actuarial loss (gain)	$18	$42	$74	$117	$(42)	$235
Amortization of actuarial loss	(34)	(30)	(25)	(38)	(61)	(42)
Current year prior service (credit) cost	—	—	—	4	(2)	—
Amortization of prior service credit	2	2	5	5	4	4
Settlements	(2)	—	—	—	—	—
Curtailment (gain)/loss	—	—	—	—	3	—
Total recognized in other comprehensive income (loss)	(16)	14	54	88	(98)	197
Amounts related to discontinued operations	—	3	—	—	37	(65)
Total recognized in other comprehensive income (loss) in continuing operations	(16)	17	54	88	(61)	132
Net periodic benefit cost	49	47	43	(7)	9	4
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$33	$64	$97	$81	$(52)	$136

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Current year actuarial (gain) loss	$(10)	$(12)	$9	$—	$—	$—
Amortization of actuarial loss	(2)	(3)	(2)	—	(1)	—
Current year prior service credit	—	—	—	—	—	(2)
Amortization of prior service credit	6	6	7	—	2	—
Total recognized in other comprehensive income (loss)	(6)	(9)	14	—	1	(2)
Amounts related to discontinued operations	—	—	(1)	—	(1)	3
Total recognized in other comprehensive income (loss) in continuing operations	(6)	(9)	13	—	—	1
Net periodic benefit cost	1	3	1	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(5)	$(6)	$14	$—	$—	$1

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Current year actuarial loss (gain)	$18	$42	$74	$117	$(42)	$235
Amortization of actuarial loss	(34)	(30)	(25)	(41)	(68)	(49)
Current year prior service credit	—	—	—	4	(2)	—
Amortization of prior service credit	2	2	5	5	4	4
Settlements	(2)	—	—	—	—	—
Curtailment (gain)/loss	—	—	—	—	3	—
Total recognized in other comprehensive income (loss)	(16)	14	54	85	(105)	190
Amounts related to discontinued operations	—	3	—	—	42	(61)
Total recognized in other comprehensive income (loss) in continuing operations	(16)	17	54	85	(63)	129
Net periodic benefit cost	49	47	43	(4)	12	7
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$33	$64	$97	$81	$(51)	$136

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Current year actuarial (gain) loss	$(10)	$(12)	$9	$—	$—	$—
Amortization of actuarial loss	(2)	(3)	(2)	—	(1)	—
Current year prior service credit	—	—	—	—	—	(2)
Amortization of prior service credit	6	6	7	—	2	—
Total recognized in other comprehensive income (loss)	(6)	(9)	14	—	1	(2)
Amounts related to discontinued operations	—	—	(1)	—	(1)	3
Total recognized in other comprehensive income (loss) in continuing operations	(6)	(9)	13	—	—	1
Net periodic benefit cost	1	3	1	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(5)	$(6)	$14	$—	$—	$1

The following weighted‑average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Projected benefit obligation
Discount rate	4.39%	3.74%	4.24%	1.75%	1.65%	1.61%
Rate of compensation increase	4.13%	4.13%	4.17%	2.64%	3.38%	3.37%
Net periodic pension cost
Discount rate	3.74%	4.24%	4.90%	1.65%	1.61%	2.15%
Rate of compensation increase	4.13%	4.17%	4.17%	3.38%	3.37%	3.28%
Expected return on plan assets	7.55%	7.55%	7.54%	5.88%	5.68%	5.91%

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2018	2017	2016	2018	2017	2016
Projected benefit obligation
Discount rate	4.26%	3.57%	4.03%	3.50%	3.30%	3.50%
Net periodic pension cost
Discount rate	3.57%	4.03%	4.68%	3.30%	3.50%	3.70%

At December 31, 2018 and 2017 the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 6.75%, decreasing to 5% in 2025 and after. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Increase	Decrease
Asset category
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	1	(2)

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2018 and 2017 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2018	2017	2018	2017
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$1,080	$1,153	$1,790	$1,213
Fair value of plan assets	767	821	1,375	815

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2018 and 2017 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2018	2017	2018	2017
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,080	$1,153	$986	$1,026
Accumulated benefit obligation	1,057	1,127	919	957
Fair value of plan assets	767	821	608	638

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected future contributions and benefit payments related to continuing operations are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
		Other		Other
	Defined	Postretirement	Defined	Postretirement
	Benefit	Benefit	Benefit	Benefit
	Plans	Plans	Plans	Plans
2019 expected employer contributions
To plan trusts	$50	$6	$38	$—
Expected benefit payments
2019	72	6	69	—
2020	63	6	69	—
2021	63	6	73	—
2022	67	6	75	—
2023	114	6	80	—
2024 - 2028	376	30	428	—

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

Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third‑party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location. During 2018, there were no transfers into or out of Level 3 assets.

We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

The fair value of plan assets for the pension plans was $2.5 billion and $2.7 billion at December 31, 2018 and 2017, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2018	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$382	$275	$107	$—
Fixed income	311	240	71	—
Real estate/other	74	—	—	74
Cash	—	—	—	—
Total U.S. pension plan assets	$767	$515	$178	$74
Non-U.S. pension plans:
Equities	$471	$161	$310	$—
Fixed income	747	496	251	—
Real estate/other	497	93	348	56
Cash	36	36	—	—
Total Non-U.S. pension plan assets	$1,751	$786	$909	$56

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

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
	Year ended December 31,
	2018	2017
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at beginning of period	$125	$106
Return on pension plan assets	5	14
Purchases, sales and settlements	—	5
Transfers into (out of) Level 3	—	—
Balance at end of period	$130	$125

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long‑term rate of return on the pension assets is estimated to be between 5.68% and 7.55%. The asset allocation for our pension plans at December 31, 2018 and 2017 and the target allocation for 2019, by asset category are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2019	2018	2017
U.S. pension plans:
Equities	53%	50%	54%
Fixed income	39%	41%	38%
Real estate/other	8%	9%	8%
Cash	—%	—%	—
Total U.S. pension plans	100%	100%	100%
Non-U.S. pension plans:
Equities	37%	27%	32%
Fixed income	41%	43%	39%
Real estate/other	13%	28%	27%
Cash	9%	2%	2%
Total non-U.S. pension plans	100%	100%	100%

Equity securities in our pension plans did not include any direct investments in equity securities of our Company or our affiliates at the end of 2018.

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

Our total combined expense for the above defined contribution plans for each of the years ended December 31, 2018, 2017 and 2016 was $21 million, $22 million and $20 million, respectively.

Defined Contribution Plans—Non-U.S.

We have defined contribution plans in a variety of non-U.S. locations.

All UK associates are eligible to participate in the Huntsman UK Pension Plan, a contract-based arrangement with a third party. Company contributions vary by business during a five-year transition period. Plan participants elect to make voluntary contributions to this plan up to a specified amount of their compensation. We contribute a matching amount not to exceed 12% of the participant’s salary for new hires and 15% of the participant’s salary for all other participants.

Our total combined expense for these defined contribution plans for the years ended December 31, 2018, 2017 and 2016 was $4 million, $5 million and $4 million, respectively, primarily related to the Huntsman UK Pension Plan.

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

Assets of these plans are included in other noncurrent assets and as of December 31, 2018 and 2017 were $32 million and $33 million, respectively. During each of the years ended December 31, 2018, 2017 and 2016, we expensed a total of $1 million as contributions to the SSP and the SERP.

Stock-Based Incentive Plan

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of December 31, 2018, we had approximately 9.5 million shares remaining under the 2016 Stock Incentive Plan available for grant. See “Note 22. Stock-Based Compensation Plan.”

International Plans

International employees are covered by various post‑employment arrangements consistent with local practices and regulations. Such obligations are included in other long‑term liabilities in our consolidated balance sheets.

18.  INCOME TAXES

The following is a summary of U.S. and non‑U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2018	2017	2016
Income tax expense (benefit):
U.S.
Current	$57	$23	$50
Deferred	19	(95)	(15)
Non-U.S.
Current	155	94	55
Deferred	(134)	42	19
Total	$97	$64	$109

Huntsman International

	Year ended December 31,
	2018	2017	2016
Income tax expense (benefit):
U.S.
Current	$57	$16	$50
Deferred	15	(92)	(16)
Non-U.S.
Current	155	94	55
Deferred	(134)	43	19
Total	$93	$61	$108

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2018	2017	2016
Income from continuing operations before income taxes	$942	$647	$474
Expected tax expense at U.S. statutory rate of 21%, 35% and 35% respectively	$198	$227	$166
Change resulting from:
State tax expense net of federal benefit	5	(2)	(1)
Non-U.S. tax rate differentials	29	(64)	(32)
Non-taxable portion of gain on sale of European surfactants business	—	—	(23)
U.S. Tax Reform Act impact	32	(52)	—
Currency exchange gains/losses (net)	(10)	15	(5)
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	16	—	—
Tax authority audits and dispute resolutions	5	9	2
Share-based compensation excess tax benefits	(14)	(10)	—
Change in valuation allowance	(185)	(72)	(38)
Fair value adjustments to Venator investment	18	—	—
Impact of equity method investments	(14)	(3)	(1)
Other non-U.S. tax effects, including nondeductible expenses, tax effect of rate changes, transfer pricing adjustments and various withholding taxes	17	7	31
Other U.S. tax effects, including nondeductible expenses and other credits	—	9	10
Total income tax expense	$97	$64	$109

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	Year ended December 31,
	2018	2017	2016
Income from continuing operations before income taxes	$924	$640	$475
Expected tax expense at U.S. statutory rate of 21%, 35% and 35% respectively	$194	$224	$165
Change resulting from:
State tax expense net of federal benefit	5	(2)	(1)
Non-U.S. tax rate differentials	29	(64)	(32)
Non-taxable portion of gain on sale of European surfactants business	—	—	(23)
U.S. Tax Reform Act impact	32	(53)	—
Currency exchange gains/losses (net)	(10)	15	(5)
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	16	—	—
Tax authority audits and dispute resolutions	5	9	2
Share-based compensation excess tax benefits	(14)	(10)	—
Change in valuation allowance	(185)	(72)	(39)
Fair value adjustments to Venator investment	18	—	—
Impact of equity method investments	(14)	(3)	(1)
Other non-U.S. tax effects, including nondeductible expenses, tax effect of rate changes, transfer pricing adjustments and various withholding taxes	17	8	33
Other U.S. tax effects, including nondeductible expenses and other credits	—	9	9
Total income tax expense	$93	$61	$108

We operate in many non-U.S. tax jurisdictions with no specific country earning a predominant amount of our off-shore earnings. The vast majority of these countries have income tax rates that are lower than the U.S. statutory rate. During 2018, the average statutory rate for countries with pre-tax income was higher than the average statutory rate for countries with pre-tax losses, resulting in a net expense of $29 million, as compared to the 21% U.S. statutory rate reflected in the reconciliation above. During 2017 and 2016, the average statutory rate for countries with pre-tax income was lower than the average statutory rate for countries with pre-tax losses, almost all of which had statutory rates lower than the U.S. of 35%, resulting in net benefits as compared to the U.S. statutory rate of $64 million and $32 million, respectively, reflected in the reconciliation above. In 2018, the $29 million net expense relates primarily to our operations in China, Germany, India and Luxembourg. In 2017, the $64 million net benefit relates primarily to our Polyurethanes business in The Netherlands, China and the U.K., as well as our Advanced Materials business in Switzerland and our Corporate function in Luxembourg. In 2016, the $32 million net benefit relates primarily to our Polyurethanes business in The Netherlands and China and our Advanced Materials business in Switzerland.

In certain non-U.S. tax jurisdictions, our U.S. GAAP functional currency is different than the local tax currency. As a result, foreign exchange gains and losses will impact our effective tax rate. For 2018, 2017 and 2016, this resulted in a $10 million tax benefit, a $15 million tax expense and a $5 million tax benefit, respectively.

The U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) established new tax laws that affected 2018, including, but not limited to, (1) a reduction of the U.S. federal corporate tax rate; (2) the creation of the base erosion anti-abuse tax (BEAT); (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (“GILTI”); (5) a new limitation on deductible interest expense; and (6) the repeal of the domestic production activity deduction. We have included the effects of these provisions in 2018.

Our accounting for the enactment of the U.S. Tax Reform Act is complete for the year ended December 31, 2018. We recorded total tax benefit of $20 million over 2017 and 2018 related to enactment of the U.S. Tax Reform Act.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the U.S. Tax Reform Act, we recorded net tax benefits of $135 million (a provisional tax benefit of $137 million in 2017 offset by a final tax expense of $2 million in 2018) due to a remeasurement of deferred U.S. tax assets and liabilities, and net tax expense of $115 million (a provisional tax expense of $85 million in 2017, a $29 million final federal tax expense in 2018 and a $1 million state tax expense in 2018) due to the transition tax on deemed repatriation of deferred foreign income.

Under U.S. GAAP regarding the new GILTI tax rules, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). We have selected the “period cost method” as our accounting policy related to the new GILTI tax rules.

The stated purpose of the GILTI rules is to generate additional U.S. tax related to shifting income to non-U.S. jurisdictions which incur less than a blended 13.125% non-U.S. tax rate. Our non-U.S. income is subject to a blended rate greater than 13.125% and so we would have expected no GILTI tax impact. In practice, the GILTI regulations result in additional tax liability as a result of expense allocations which limit the ability to utilize foreign tax credits against the GILTI inclusion. For 2018 we have incurred $16 million of tax expense resulting from these expense allocations.

The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2018	2017	2016
U.S.	$165	$(39)	$91
Non-U.S.	777	686	383
Total	$942	$647	$474

Huntsman International

	Year ended December 31,
	2018	2017	2016
U.S.	$147	$(46)	$92
Non-U.S.	777	686	383
Total	$924	$640	$475

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$359	$411
Pension and other employee compensation	198	205
Property, plant and equipment	20	29
Intangible assets	79	88
Unrealized currency gains	—	8
Other, net	45	46
Total	$701	$787
Deferred income tax liabilities:
Property, plant and equipment	$(363)	$(351)
Pension and other employee compensation	—	(3)
Intangible assets	(34)	(7)
Unrealized currency losses	(37)	(27)
Other, net	(12)	(31)
Total	$(446)	$(419)
Net deferred tax asset before valuation allowance	$255	$368
Valuation allowance—net operating losses and other	(227)	(424)
Net deferred tax asset (liability)	$28	$(56)
Non-current deferred tax asset	324	208
Non-current deferred tax liability	(296)	(264)
Net deferred tax asset (liability)	$28	$(56)

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	December 31,
	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$359	$411
Pension and other employee compensation	198	205
Property, plant and equipment	20	29
Intangible assets	79	88
Unrealized currency gains	—	8
Other, net	45	46
Total	$701	$787
Deferred income tax liabilities:
Property, plant and equipment	$(363)	$(351)
Pension and other employee compensation	—	(3)
Intangible assets	(34)	(7)
Unrealized currency losses	(37)	(27)
Other, net	(10)	(32)
Total	$(444)	$(420)
Net deferred tax asset before valuation allowance	$257	$367
Valuation allowance—net operating losses and other	(227)	(424)
Net deferred tax asset (liability)	$30	$(57)
Non-current deferred tax asset	324	208
Non-current deferred tax liability	(294)	(265)
Net deferred tax asset (liability)	$30	$(57)

We have gross NOLs of $1,449 million in various non‑U.S. jurisdictions. While the majority of the non‑U.S. NOLs have no expiration date, $330 million have a limited life (of which $259 million are subject to a valuation allowance) and $156 million are scheduled to expire in 2019 (of which $138 million are subject to a valuation allowance). We had $91 million of  NOLs expire unused in 2018, all of which were subject to a valuation allowance.

Included in the $1,449 million of gross non‑U.S. NOLs is $670 million attributable to our Luxembourg entities. As of December 31, 2018, due to the uncertainty surrounding the realization of the benefits of these losses, there is a valuation allowance of $102 million against these net tax‑effected NOLs of $174 million.

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

During 2018, we released valuation allowances of $132 million. We released significant valuation allowances on certain net deferred tax assets in Switzerland based upon the increased and sustained profitability in our Advanced Materials and Textile Effects businesses. Given Switzerland’s limited seven-year carryover of net operating losses (“NOLs”), we expect that some of our NOLs will expire unused. Therefore, we recorded a partial release of the valuation allowance of $80 million in the second quarter of 2018. In addition, based upon the separation of Venator from our U.K. combined group and the increased and sustained profitability in our Polyurethanes business in the U.K., we released significant valuation allowances on certain net deferred tax assets in the U.K. Because the U.K. places limitations on the utilization of certain NOLs and limitations on other deferred tax assets, we recorded a partial valuation allowance release of $15 million in the second quarter of 2018. We also released $24 million of significant valuation allowances on certain net deferred tax assets in Luxembourg in the third quarter of 2018 as a result of changes in estimated future taxable

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income resulting from increased intercompany receivables and, therefore, increased income in Luxembourg, our primary treasury center outside of the U.S. We also had miscellaneous non-significant valuation allowance releases totaling $13 million in 2018.

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

The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2018	2017	2016
Valuation allowance as of January 1	$424	$496	$526
Valuation allowance as of December 31	227	424	496
Net (increase) decrease	197	72	30
Foreign currency movements	3	11	(11)
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(15)	(11)	19
Change in valuation allowance per rate reconciliation	$185	$72	$38
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$53	$50	$31
Releases of valuation allowances in various jurisdictions	132	22	19
Establishments of valuation allowances in various jurisdictions	—	—	(12)
Change in valuation allowance per rate reconciliation	$185	$72	$38

Huntsman International

	2018	2017	2016
Valuation allowance as of January 1	$424	$499	$530
Valuation allowance as of December 31	227	424	499
Net (increase) decrease	197	75	31
Foreign currency movements	3	11	(11)
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(15)	(14)	19

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in valuation allowance per rate reconciliation	$185	$72	$39
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$53	$49	$32
Releases of valuation allowances in various jurisdictions	132	23	19
Establishments of valuation allowances in various jurisdictions	—	—	(12)
Change in valuation allowance per rate reconciliation	$185	$72	$39

The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2018	2017
Unrecognized tax benefits as of January 1	$23	$17
Gross increases and decreases—tax positions taken during a prior period	1	3
Gross increases and decreases—tax positions taken during the current period	3	4
Decreases related to settlements of amounts due to tax authorities	—	—
Reductions resulting from the lapse of statutes of limitation	—	(2)
Foreign currency movements	(1)	1
Unrecognized tax benefits as of December 31	$26	$23

As of December 31, 2018 and 2017, the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate is $23 million and $19 million, respectively.

During 2018 we concluded and settled tax examinations in various jurisdictions including but not limited to, Egypt and the U.S. (federal and various states). During 2017, we concluded and settled tax examinations in various jurisdictions, including, but not limited to, China and the U.S. (various states). During 2016, we concluded and settled tax examinations in various non-U.S. jurisdictions including, but not limited to, China, Germany, Indonesia, The Netherlands, Spain and the U.K.

During 2018 for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expenses (not including interest and penalty expense) of $5 million. During 2017, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense (not including interest and penalty expense) of $9 million. During 2016, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense (not including interest and penalty expense) of $2 million. Additional decreases in unrecognized tax benefits were offset by cash settlements or by a decrease in net deferred tax assets and, therefore, did not affect income tax expense.

In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2018	2017	2016
Interest expense included in tax expense	$—	$—	$1
Penalties expense included in tax expense	—	—	—

	December 31,
	2018	2017
Accrued liability for interest	$3	$3
Accrued liability for penalties	—	—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non‑U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
China	2009 and later
Hong Kong	2015 and later
Germany	2013 and later
India	2004 and later
Italy	2014 and later
Mexico	2013 and later
Switzerland	2011 and later
Thailand	2012 and later
The Netherlands	2015 and later
United Kingdom	2017 and later
United States federal	2017 and later

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

We estimate that it is reasonably possible that certain of our non-U.S. unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of nil to $7 million. For the 12‑month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

We have determined that our valuation allowance will not be impacted by the various aspects of the U.S. Tax Reform Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of foreign tax credits), and therefore, we have made no related changes in any valuation allowance. Similarly, we have determined that our uncertain tax positions are not affected by the various aspects of the U.S Tax Reform Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of foreign tax credits) and therefore, we have made no related recognition or change in any unrecognized tax positions.

The U.S. Tax Reform Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. For subsidiaries with local withholding taxes, we intend to continue to invest most of these earnings indefinitely within the local country and do not expect to incur any significant, additional taxes related to such amounts.

19.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have various purchase commitments extending through 2039 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2018. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. We made

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimum payments of nil,  nil and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively, under such take or pay contracts without taking the product.

Total purchase commitments as of December 31, 2018 are as follows (dollars in millions):

Year ending December 31,
2019	$1,424
2020	855
2021	666
2022	629
2023	414
Thereafter	1,794
$5,782

Operating Leases

We lease certain railcars, aircraft, equipment and facilities under long-term lease agreements. The total expense recorded under operating lease agreements in our consolidated statements of operations is approximately $76 million, $80 million and $81 million for 2018, 2017 and 2016, respectively, net of sublease rentals of approximately $2 million each for the years ended December 31, 2018, 2017 and 2016.

Future minimum lease payments under operating leases as of December 31, 2018 are as follows (dollars in millions):

Year ending December 31,
2019	$59
2020	53
2021	52
2022	49
2023	45
Thereafter	234
$492

Legal Matters

Indemnification Matter

On July 14, 2014, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC demanded that we indemnify them for claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the “Wisconsin Litigation”). We denied the Banks’ indemnification demand for the Wisconsin Litigation and have made no accrual with respect to this matter. The stockholders in the Wisconsin Litigation made claims for misrepresentation and conspiracy to defraud in connection with the failed acquisition by and merger with Hexion and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and on December 5, 2016, the court dismissed Deutsche Bank for lack of personal jurisdiction, but denied Credit Suisse's motion to dismiss. Subsequently, Credit Suisse asked the court to reconsider its decision or certify its judgment to the Seventh Circuit Court of Appeals for an immediate appeal, which remains pending. Subsequent to discovery, Credit Suisse filed a motion for summary judgment on August 25, 2017 and a decision is pending. The court has suspended the current scheduling order, including the trial date.

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

20.  ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2018, 2017 and 2016, our capital expenditures for EHS matters totaled $44 million, $47 million and $55 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $7 million and $21 million for environmental liabilities as of December 31, 2018 and 2017, respectively. Of these amounts, $2 million and $6 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2018 and 2017, respectively, and $5 million and $15 million were classified as other noncurrent liabilities in our consolidated balance sheets as of December 31, 2018 and 2017, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

21.  HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On September 29, 2015, our Board of Directors authorized our Company to repurchase up to $150 million in shares of our common stock. Repurchases under this program may be made through open market transactions, in privately negotiated transactions, accelerated share repurchase programs or by other means. The timing and actual number of any shares repurchased depends on a variety of factors, including market conditions. The share repurchase authorization does not have an expiration date and repurchases may be commenced, suspended or discontinued from time to time without prior notice. On October 27, 2015, we entered into and funded an accelerated share repurchase agreement with Citibank, N.A. to repurchase $100 million of our common stock. Citibank, N.A. made an initial delivery of approximately 7.1 million shares of Huntsman Corporation common stock based on the closing price of $11.94 on October 27, 2015. The accelerated share repurchase agreement was completed in January 2016 with the delivery of an additional approximately 1.5 million shares of Huntsman Corporation common stock. On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2018, we repurchased 10,405,457 shares of our common stock for approximately $276 million, excluding commissions, under the repurchase program. From January 1, 2019 through January 31, 2019, we repurchased an additional 537,018 shares of our common stock for approximately $11 million, excluding commissions.

Dividends on Common Stock

The following tables represent dividends on common stock for our Company for the years ended December 31, 2018 and 2017 (dollars in millions, except per share payment amounts):

	2018
		Approximate
	Per share	amount
Quarter ended	payment amount	paid
March 31, 2018	$0.1625	$39
June 30, 2018	0.1625	39
September 30, 2018	0.1625	39
December 31, 2018	0.1625	39

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

22.  STOCK‑BASED COMPENSATION PLAN

Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of December 31, 2018, we had approximately 9.5 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three‑year period.

The compensation cost under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2018	2017	2016
Huntsman Corporation compensation cost	$27	$36	$32
Huntsman International compensation cost	26	35	31

The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $18 million,  $18 million and $7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	Year ended December 31,
	2018		2017		2016
Dividend yield	1.6%		2.4%		5.6%
Expected volatility	55.2%		56.9%		57.9%
Risk-free interest rate	2.6%		2.0%		1.4%
Expected life of stock options granted during the period	5.9	years	5.9	years	5.9	years

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of December 31, 2018 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2018	7,988	$13.99
Granted	509	32.51
Exercised	(3,873)	11.85
Forfeited	(79)	18.70
Outstanding at December 31, 2018	4,545	17.81	6.5	$18
Exercisable at December 31, 2018	2,816	17.02	5.6	10

The weighted‑average grant‑date fair value of stock options granted during 2018, 2017 and 2016 was $15.20,  $9.26 and $3.15 per option, respectively. As of December 31, 2018, there was $8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

During the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of stock options exercised was approximately $78 million, $48 million and $1 million, respectively. Cash received from stock options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $17 million, $35 million and $1 million, respectively. The cash tax benefit from stock options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $17 million, $15 million, and nil, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the years ended December 31, 2018, 2017 and 2016, the weighted-average expected volatility rate was 44.3%.  45.0% and 39.3%, respectively, and the weighted average risk-free interest rate was 2.3%,  1.5% and 0.9%, respectively. For the performance share unit awards granted during the years ended December 31, 2018, 2017 and 2016, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our nonvested shares as of December 31, 2018 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2018	2,457		$14.93	696	$14.69
Granted	435		35.04	169	32.77
Vested	(840)	(1)	15.67	(337)	14.70
Forfeited	(129)		16.22	(24)	16.66
Nonvested at December 31, 2018	1,923		19.08	504	20.66

(1)

As of December 31, 2018, a total of 358,609 restricted stock units were vested but not yet issued, of which 15,922 vested during 2018. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

As of December 31, 2018, there was $19 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The value of share awards that vested during the years ended December 31, 2018, 2017 and 2016 was $24 million, $22 million and $16 million, respectively.

23.  REVENUE RECOGNITION

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table disaggregates our revenue by major source for the year ended December 31, 2018 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,700	$1,305	285	$68	$31	$3,389
Europe	1,278	423	445	135	(17)	2,264
Asia Pacific	1,236	432	301	485	(23)	2,431
Rest of world	880	195	85	136	(1)	1,295
	$5,094	$2,355	$1,116	$824	$(10)	$9,379

Major Product Groupings
MDI urethanes	$4,525					$4,525
MTBE	569					569
Differentiated		$2,120				2,120
Upstream		235				235
Specialty			$932			932
Non-specialty			184			184
Textile chemicals and dyes and digital inks				$824		824
Eliminations					$(10)	(10)
	$5,094	$2,355	$1,116	$824	$(10)	$9,379

(a)	Geographic information for revenues is based upon countries into which product is sold.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive loss consisted of the following (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive (loss) income before reclassifications, gross	(186)	(130)	—	—	(316)	47	(269)
Tax (expense) benefit	(6)	27	—	(3)	18	—	18
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	77	—	—	77	—	77
Tax expense	—	(13)	—	(6)	(19)	—	(19)
Net current-period other comprehensive (loss) income	(192)	(39)	—	(9)	(240)	47	(193)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Deconsolidation of Venator	70	285	5	—	360	(149)	211
Tax expense	—	(51)	—	—	(51)	—	(51)
Ending balance, December 31, 2018	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)

(a)	Amounts are net of tax of $71 and $65 as of December 31, 2018 and January 1, 2018, respectively.
(b)	Amounts are net of tax of $135 and $172 as of December 31, 2018 and January 1, 2018, respectively.
(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2017	$(459)	$(1,275)	$4	$23	$(1,707)	$36	$(1,671)
Other comprehensive income (loss) before reclassifications, gross	175	11	(1)	9	194	(22)	172
Tax benefit	35	9	—	2	46	—	46
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	80	—	(10)	70	—	70
Tax expense	—	(14)	—	—	(14)	—	(14)
Net current-period other comprehensive income (loss)	210	86	(1)	1	296	(22)	274
Disposition of a portion of Venator	—	—	—	—	—	129	129
Ending balance, December 31, 2017	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)

(a)	Amounts are net of tax of $65 and $100 as of December 31, 2017 and January 1, 2017, respectively.
(b)	Amounts are net of tax of $172 and $177 as of December 31, 2017 and January 1, 2017, respectively.
(c)	See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2018	2017	2016
	Amounts reclassified	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(12)	$(15)	$(16)	(b)
Settlement loss	2	—	—	(b)
Actuarial loss	87	95	69	(b)(c)
	77	80	53	Total before tax
	(13)	(14)	(15)	Income tax expense
Total reclassifications for the period	$64	$66	$38	Net of tax

(a)Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.

(b)These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 17. Employee Benefit Plans.”

(c)Amounts contain approximately $16 million, $19 million and $14 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive (loss) income before reclassifications, gross	(188)	(130)	—	—	(318)	47	(271)
Tax (expense) benefit	(6)	27	—	(1)	20	—	20
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	80	—	—	80	—	80
Tax expense	—	(14)	—	(5)	(19)	—	(19)
Net current-period other comprehensive (loss) income	(194)	(37)	—	(6)	(237)	47	(190)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Deconsolidation of Venator	70	285	5	—	360	(149)	211
Tax expense	—	(51)	—	—	(51)	—	(51)
Ending balance, December 31, 2018	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)

(a)	Amounts are net of tax of $57 and $51 as of December 31, 2018 and January 1, 2018, respectively.
(b)	Amounts are net of tax of $161 and $199 as of December 31, 2018 and January 1, 2018, respectively.
(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2017	$(462)	$(1,286)	$4	$17	$(1,727)	$36	$(1,691)
Other comprehensive income before reclassifications, gross	175	12	(1)	8	194	(22)	172
Tax benefit (expense)	35	9	—	2	46	—	46
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	86	—	(10)	76	—	76
Contribution of other comprehensive income from Parent	—	20	—	—	20	—	20
Tax expense	—	(15)	—	—	(15)	—	(15)
Net current-period other comprehensive income (loss)	210	112	(1)	—	321	(22)	299
Disposition of a portion of Venator	—	—	—	—	—	129	129
Ending balance, December 31, 2017	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)

(a)	Amounts are net of tax of $51 and $86 as of December 31, 2017 and January 1, 2017, respectively.
(b)	Amounts are net of tax of $199 and $205 as of December 31, 2017 and January 1, 2017, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	See table below for details about these reclassifications.

	Year ended December 31,
	2018	2017	2016
	Amounts reclassified	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(12)	$(15)	$(16)	(b)
Settlement loss	2	—	—	(b)
Actuarial loss	90	101	77	(b)(c)
	80	86	61	Total before tax
	(14)	(15)	(16)	Income tax expense
Total reclassifications for the period	$66	$71	$45	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 17. Employee Benefit Plans.”
(c)

Amounts contain approximately $16 million and $24 million and $18 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

25.  RELATED PARTY TRANSACTIONS

Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2018	2017	2016
Sales to:
Unconsolidated affiliates	$159	$150	$131
Inventory purchases from:
Unconsolidated affiliates	417	280	243

26.  OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have four operating segments, which are also our reportable segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. We have organized our business and derived our operating segments around differences in product lines. In connection with the Venator IPO in August 2017, we separated Venator and, beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations in our consolidated financial statements. On December 3, 2018, we further reduced our remaining investment in Venator by the sale of Venator ordinary shares which allowed us to deconsolidate Venator. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.”

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2018	2017	2016
Revenues:
Polyurethanes	$5,094	$4,399	$3,667
Performance Products	2,355	2,109	2,126
Advanced Materials	1,116	1,040	1,020
Textile Effects	824	776	751
Corporate and eliminations	(10)	34	(46)
Total	$9,379	$8,358	$7,518

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$946	$850	$569
Performance Products	367	296	316
Advanced Materials	225	219	223
Textile Effects	101	83	73
Corporate and other(2)	(170)	(189)	(184)
Total	1,469	1,259	997
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(115)	(165)	(203)
Interest (expense) income—discontinued operations	(36)	(19)	1
Income tax expense—continuing operations	(97)	(64)	(109)
Income tax (expense) benefit—discontinued operations	(34)	(67)	24
Depreciation and amortization—continuing operations	(343)	(319)	(318)
Depreciation and amortization—discontinued operations	—	(68)	(114)
Net income attributable to noncontrolling interests	313	105	31
Other adjustments:
Business acquisition and integration expenses	(5)	(19)	(12)
Purchase accounting inventory adjustments	(4)	—	—
Merger costs	(2)	(28)	—
EBITDA from discontinued operations	(125)	312	81
Noncontrolling interest of discontinued operations	(232)	(49)	(11)
Fair value adjustments to Venator investment	(62)	—	—
Loss on early extinguishment of debt	(3)	(54)	(3)
Certain legal settlements and related (expenses) income	(6)	11	(1)
Gain on sale of assets	—	9	97
Amortization of pension and postretirement actuarial losses	(71)	(73)	(55)
Plant incident remediation costs	(1)	(16)	—
U.S. Tax Reform Act impact on noncontrolling interest	—	6	—
Restructuring, impairment and plant closing and transition credits (costs)	4	(20)	(48)
Net income	$650	$741	$357

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2018	2017	2016
Depreciation and Amortization:
Polyurethanes	$129	$116	$114
Performance Products	145	137	132
Advanced Materials	37	33	35
Textile Effects	16	14	15
Corporate and other	16	19	22
Total	$343	$319	$318

	Year ended December 31,
	2018	2017	2016
Capital Expenditures:
Polyurethanes	$163	$162	$143
Performance Products	100	79	131
Advanced Materials	20	21	16
Textile Effects	20	16	19
Corporate and other	10	4	9
Total	$313	$282	$318

	December 31,
	2018	2017	2016
Total Assets:
Polyurethanes	$3,427	$3,112	$2,677
Performance Products	2,088	2,069	2,046
Advanced Materials	796	796	728
Textile Effects	571	564	523
Corporate and other	1,071	823	975
Total	$7,953	$7,364	$6,949

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
Huntsman International:	2018	2017	2016
Segment adjusted EBITDA(1):
Polyurethanes	$946	$850	$569
Performance Products	367	296	316
Advanced Materials	225	219	223
Textile Effects	101	83	73
Corporate and other(2)	(166)	(185)	(180)
Total	1,473	1,263	1,001
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(136)	(181)	(215)
Interest (expense) income—discontinued operations	(36)	(19)	1
Income tax expense—continuing operations	(93)	(61)	(108)
Income tax (expense) benefit—discontinued operations	(34)	(67)	24
Depreciation and amortization—continuing operations	(340)	(311)	(306)
Depreciation and amortization—discontinued operations	—	(68)	(114)
Net income attributable to noncontrolling interests	313	105	31
Other adjustments:
Business acquisition and integration expenses	(5)	(19)	(12)
Purchase accounting inventory adjustments	(4)	—	—
Merger costs	(2)	(28)	—
EBITDA from discontinued operations	(125)	309	76
Noncontrolling interest of discontinued operations	(232)	(49)	(11)
Fair value adjustments to Venator investment	(62)	—	—
Loss on early extinguishment of debt	(3)	(54)	(3)
Certain legal settlements and related (expenses) income	(6)	11	(1)
Gain on sale of assets	—	9	97
Amortization of pension and postretirement actuarial losses	(75)	(76)	(58)
Plant incident remediation costs	(1)	(16)	—
U.S. Tax Reform Act impact on noncontrolling interest	—	6	—
Restructuring, impairment and plant closing and transition credits (costs)	4	(20)	(48)
Net income	$636	$734	$354

	December 31,
	2018	2017	2016
Depreciation and Amortization:
Polyurethanes	$129	$116	$114
Performance Products	145	137	132
Advanced Materials	37	33	35
Textile Effects	16	14	15
Corporate and other	13	11	10
Total	$340	$311	$306

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017	2016
Capital Expenditures:
Polyurethanes	$163	$162	$143
Performance Products	100	79	131
Advanced Materials	20	21	16
Textile Effects	20	16	19
Corporate and other	10	4	9
Total	$313	$282	$318

	December 31,
	2018	2017	2016
Total Assets:
Polyurethanes	$3,427	$3,109	$2,665
Performance Products	2,088	2,069	2,045
Advanced Materials	796	796	728
Textile Effects	571	564	523
Corporate and other	1,453	1,167	1,274
Total	$8,335	$7,705	$7,235

(1)         We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what management uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment; (f) loss on early extinguishment of debt; (g) certain legal settlements and related income (expenses); (h) gain (loss) on sale of assets; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; (k) U.S. Tax Reform Act impact on noncontrolling interest; and (l) restructuring, impairment, plant closing and transition credits (costs).

(2)          Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets.

	Year ended December 31,
	2018	2017	2016
Revenues by geographic area(1):
United States	$3,160	$2,729	$2,514
China	1,281	1,147	908
Mexico	587	481	433
Germany	537	508	466
Other nations	3,814	3,493	3,197
Total	$9,379	$8,358	$7,518

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017	2016
Long-lived assets(2):
Huntsman Corporation
United States	$1,637	$1,597	$1,570
The Netherlands	331	343	294
China	247	268	235
Saudi Arabia	161	172	185
Germany	143	163	136
Switzerland	108	112	110
Singapore	96	100	110
Other nations	341	343	394
Total	$3,064	$3,098	$3,034

Huntsman International
United States	$1,637	$1,594	$1,548
The Netherlands	331	343	294
China	247	268	235
Saudi Arabia	161	172	185
Germany	143	163	136
Switzerland	108	112	110
Singapore	96	100	110
Other nations	341	343	394
Total	$3,064	$3,095	$3,012

(1) Geographic information for revenues is based upon countries into which product is sold.

(2) Long‑lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

A summary of selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017 is as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018(1)	2018(2)
Revenues	$2,295	$2,404	$2,444	$2,236
Gross profit	540	555	524	406
Restructuring, impairment and plant closing costs (credits)	2	1	5	(13)
Income from continuing operations	236	289	229	91
Net income (loss)	350	623	(8)	(315)
Net income attributable to noncontrolling interests(3)	76	209	3	25
Net income (loss) attributable to Huntsman Corporation	274	414	(11)	(340)
Basic income (loss) per share(4):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.66	1.12	0.86	0.32
Net income (loss) attributable to Huntsman Corporation common stockholders	1.14	1.73	(0.05)	(1.45)
Diluted income (loss) per share(4):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.65	1.11	0.85	0.32
Net income (loss) attributable to Huntsman Corporation common stockholders	1.11	1.71	(0.05)	(1.43)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017(5)
Revenues	$1,932	$2,054	$2,169	$2,203
Gross profit	390	436	472	508
Restructuring, impairment and plant closing costs	9	3	1	7
Income from continuing operations	99	138	116	230
Net income	92	183	179	287
Net income attributable to noncontrolling interests(3)	16	16	32	41
Net income attributable to Huntsman Corporation	76	167	147	246
Basic income per share(4):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.35	0.51	0.36	0.79
Net income attributable to Huntsman Corporation common stockholders	0.32	0.70	0.62	1.03
Diluted income per share(4):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.34	0.50	0.34	0.77
Net income attributable to Huntsman Corporation common stockholders	0.31	0.69	0.60	1.00

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018(1)	2018(2)
Revenues	$2,295	$2,404	2,444	$2,236
Gross profit	541	556	525	406
Restructuring, impairment and plant closing costs	2	1	5	(13)
Income from continuing operations	233	286	226	86
Net income (loss)	347	620	(11)	(320)
Net income attributable to noncontrolling interests(3)	76	209	3	25
Net income (loss) attributable to Huntsman International	271	411	(14)	(345)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017(5)
Revenues	$1,932	$2,054	$2,169	$2,203
Gross profit	392	437	474	509
Restructuring, impairment and plant closing costs (credits)	9	3	1	7
Income from continuing operations	98	139	115	227
Net income	91	182	177	284
Net income attributable to noncontrolling interests(3)	16	16	32	41
Net income attributable to Huntsman International	75	166	145	243

(1)

During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amount of the assets and liabilities held for sale and the amount of accumulated comprehensive income recorded in equity related to Venator to the lower of cost or estimated fair value, less cost to sell. This loss was recorded in discontinued operations on our consolidated statements of operations. For more information see “Note 4. Discontinued Operations and Dispositions – Separation and Deconsolidation of Venator.”

(2)

In connection with the deconsolidation of Venator, we recorded a pretax loss of $427 million during the fourth quarter of 2018 to record our remaining ownership interest in Venator at fair value. This loss was recorded in discontinued operations on our consolidated statements of operations. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, at December 31, 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” on our consolidated statements of operations. Furthermore, in connection with the December 3, 2018 sale of Venator shares to Bank of America N.A., we recorded a forward swap. During December 2018, we recorded a loss of $5 million in “Fair value adjustments to Venator investment” on our consolidated statements of operations to record the forward swap at fair value. For more information, see “Note 4.  Discontinued Operations and Dispositions – Separation and Deconsolidation of Venator.”

(3)

In connection with the Venator IPO in August 2017, we separated the P&A Business and, beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations on our consolidated financial statements. On December 3, 2018, we further reduced our investment in Venator by the sale of Venator ordinary shares which allowed us to deconsolidate Venator beginning in December 2018. See “Note 4. Discontinued Operations and Business Dispositions—Separation of Venator.”

(4)

Basic and diluted income per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(5)

On December 22, 2017, the U.S. enacted the U.S. Tax Reform Act. During the fourth quarter of 2017, we and Huntsman International recorded the impact of the U.S. Tax Reform Act which resulted in a net $52 million and $53 million, respectively, income tax benefit.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)

BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$—	$2
Prepaid assets	1	1
Receivable from affiliate	72	54
Note receivable from affiliate	100	100
Total current assets	173	157
Note receivable from affiliate-noncurrent	488	742
Investment in and advances to affiliates	2,251	2,082
Total assets	$2,912	$2,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to affiliate	$381	$346
Accrued liabilities	3	3
Total current liabilities	384	349
Other noncurrent liabilities	8	12
Total liabilities	392	361
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 256,006,849 and 252,759,715 shares issued and 232,994,172 and 240,213,606 shares outstanding, respectively	3	3
Additional paid-in capital	3,984	3,889
Treasury stock, 23,012,680 and 12,607,223 shares, respectively	(427)	(150)
Unearned stock-based compensation	(16)	(15)
Retained earnings	292	161
Accumulated other comprehensive loss	(1,316)	(1,268)
Total stockholders’ equity	2,520	2,620
Total liabilities and stockholders’ equity	$2,912	$2,981

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2018	2017	2016
Selling, general and administrative expenses	$(4)	$(4)	$(4)
Interest income	21	16	12
Equity in income of subsidiaries	163	501	196
Dividend income—affiliate	154	120	119
Other income	3	3	3
Net income	$337	$636	$326

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Year ended December 31,
	2018	2017	2016
Net income	$337	$636	$326
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(192)	210	(171)
Pension and other postretirement benefits adjustments	(39)	86	(219)
Other, net	304	105	30
Other comprehensive income (loss), net of tax	73	401	(360)
Comprehensive loss	410	1,037	(34)
Comprehensive income attributable to noncontrolling interests	(266)	(127)	(23)
Comprehensive income (loss) attributable to Huntsman Corporation	$144	$910	$(57)

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
						Retained	Accumulated
	Shares		Additional		Unearned	earnings	other
	Common	Common	paid-in	Treasury	stock-based	(accumulated	comprehensive	Total
	stock	stock	capital	stock	compensation	deficit)	loss	equity
Beginning balance, January 1, 2016	237,080,026	3	$3,407	$(135)	$(17)	$(528)	$(1,288)	$1,442
Net income	—	—	—	—	—	326	—	326
Other comprehensive loss	—	—	—	—	—	—	(383)	(383)
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—
Vesting of stock awards	914,081	—	2	—	—	—	—	2
Recognition of stock-based compensation	—	—	9	—	16	—	—	25
Repurchase and cancellation of stock awards	(256,468)	—	—	—	—	(3)	—	(3)
Stock options exercised	77,477	—	1	—	—	—	—	1
Excess tax benefit related to stock-based compensation	—	—	(3)	—	—	—	—	(3)
Treasury stock repurchased	(1,444,769)	—	15	(15)	—	—	—	—
Dividends declared on common stock	—	—	—	—	—	(120)	—	(120)
Balance, December 31, 2016	236,370,347	3	3,447	(150)	(17)	(325)	(1,671)	1,287
Net income	—	—	—	—	—	636	—	636
Other comprehensive income	—	—	—	—	—	—	403	403
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—
Vesting of stock awards	1,316,975	—	8	—	—	—	—	8
Recognition of stock-based compensation	—	—	10	—	18	—	—	28
Repurchase and cancellation of stock awards	(402,978)	—	—	—	—	(12)	—	(12)
Disposition of a portion of Venator	—	—	413	—	—	—	—	413
Costs of the IPO and secondary offering of Venator	—	—	(58)	—	—	—	—	(58)
Conversion of restricted awards to Venator awards	—	—	(2)	—	2	—	—	—
Stock options exercised	2,929,262	—	53	—	—	(18)	—	35
Dividends declared on common stock	—	—	—	—	—	(120)	—	(120)
Balance, December 31, 2017	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$2,620
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—
Net income	—	—	—	—	—	337	—	337
Other comprehensive loss	—	—	—	—	—	—	(198)	(198)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—
Vesting of stock awards	1,135,003	—	11	—	—	—	—	11
Recognition of stock-based compensation	—	—	8	—	13	—	—	21
Repurchase and cancellation of stock awards	(259,643)	—	—	—	—	(30)	—	(30)
Stock options exercised	2,310,663	—	46	—	—	(29)	—	17
Repurchase of common stock	(10,405,457)	—	—	(277)	—	—	—	(277)
Disposition of a portion of Venator	—	—	18	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	(2)
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	(1)
Dividends declared on common stock	—	—	—	—	—	(156)	—	(156)
Deconsolidation of Venator	—	—	—	—	—	—	160	160
Balance, December 31, 2018	232,994,172	$3	$3,984	$(427)	$(16)	$292	$(1,316)	$2,520

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$337	$636	$326
Equity in income of subsidiaries	(163)	(501)	(196)
Stock-based compensation	1	1	1
Noncash interest income	(21)	(16)	(12)
Changes in operating assets and liabilities	19	10	9
Net cash provided by operating activities	173	130	128
Investing Activities:
Loan to affiliate	—	(47)	—
Proceeds from loan repayment by affiliate	255	—	1
Net cash provided by (used in) investing activities	255	(47)	1
Financing Activities:
Dividends paid to common stockholders	(156)	(120)	(120)
Repurchase and cancellation of stock awards	(30)	(12)	(3)
Proceeds from issuance of common stock	17	35	1
Repurchase of common stock	(277)	—	—
Increase (decrease) in payable to affiliates	16	15	(6)
Net cash used in financing activities	(430)	(82)	(128)
(Decrease) increase in cash and cash equivalents	(2)	1	1
Cash and cash equivalents at beginning of period	2	1	—
Cash and cash equivalents at end of period	$—	$2	$1

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charges
	Balance at	(credits)	Charged		Balance
	Beginning	to cost and	to other		at End
Description	of Period	expenses	accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$25	$2	$(5)	$—	$22
Year ended December 31, 2017	23	3	(1)	—	25
Year ended December 31, 2016	22	2	(1)	—	23

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charges
	Balance at	(credits)	Charged		Balance
	Beginning	to cost and	to other		at End
Description	of Period	expenses	accounts	Deductions	of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$25	$2	$(5)	$—	$22
Year ended December 31, 2017	23	3	(1)	—	25
Year ended December 31, 2016	22	2	(1)	—	23