Form 10-Q
period 2019-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2019-04-30
CIK 1307954, 1089748

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation or Organization	I.R.S. Employer Identification No.
001‑32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42‑1648585
333‑85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87‑0630358

Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	HUN	New York Stock Exchange
Huntsman International LLC	None	None	None

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

On April 22, 2019, 233,187,607 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED MARCH 31, 2019

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10‑Q FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2019

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward‑looking statements contained in or contemplated by this report. Any forward‑looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$444	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $23 and $22, respectively), ($375 and $341 pledged as collateral, respectively)(a)	1,276	1,254
Accounts receivable from affiliates	10	18
Inventories(a)	1,228	1,134
Prepaid expenses	68	66
Other current assets(a)	110	146
Total current assets	3,136	2,958
Property, plant and equipment, net(a)	3,055	3,064
Investment in unconsolidated affiliates	612	526
Intangible assets, net(a)	215	219
Goodwill	277	275
Deferred income taxes	292	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	453	—
Other noncurrent assets(a)	566	553
Total assets	$8,640	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$881	$929
Accounts payable to affiliates	30	32
Accrued liabilities(a)	476	554
Current portion of debt(a)	276	96
Current operating lease liabilities(a)	55	—
Total current liabilities	1,718	1,611
Long-term debt(a)	2,323	2,224
Deferred income taxes	279	296
Noncurrent operating lease liabilities(a)	430	—
Other noncurrent liabilities(a)	1,027	1,073
Total liabilities	5,777	5,204
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 257,221,351 and 256,006,849 shares issued and 232,682,908 and 232,994,172 shares outstanding, respectively	3	3
Additional paid-in capital	4,010	3,984
Treasury stock, 24,538,447 and 23,012,680 shares, respectively	(461)	(427)
Unearned stock-based compensation	(28)	(16)
Retained earnings	360	292
Accumulated other comprehensive loss	(1,264)	(1,316)
Total Huntsman Corporation stockholders’ equity	2,620	2,520
Noncontrolling interests in subsidiaries	243	229
Total equity	2,863	2,749
Total liabilities and equity	$8,640	$7,953

(a)

At March 31, 2019 and December 31, 2018, respectively, $23 and $7 of cash and cash equivalents, $29 and $30 of accounts and notes receivable (net), $60 and $49 of inventories, $5 each of other current assets, $266 and $265 of property, plant and equipment (net), $10 each of intangible assets (net), $51 and $52 of other noncurrent assets, $113 and $123 of accounts payable, $25 and $30 of accrued liabilities, $27 and $25 of current portion of debt, $5 and nil of current operating lease liabilities, $58 and $61 of long‑term debt, $15 and nil of noncurrent operating lease liabilities and $97 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months
	ended
	March 31,
	2019	2018
Revenues:
Trade sales, services and fees, net	$2,004	$2,255
Related party sales	30	40
Total revenues	2,034	2,295
Cost of goods sold	1,637	1,755
Gross profit	397	540
Operating expenses:
Selling, general and administrative	216	192
Research and development	37	38
Restructuring, impairment and plant closing costs	1	2
Other operating (income) expense, net	(2)	12
Total operating expenses	252	244
Operating income	145	296
Interest expense	(30)	(27)
Equity in income of investment in unconsolidated affiliates	10	13
Fair value adjustments to Venator investment	76	—
Loss on early extinguishment of debt	(23)	—
Other income, net	4	7
Income from continuing operations before income taxes	182	289
Income tax expense	(52)	(53)
Income from continuing operations	130	236
Income from discontinued operations, net of tax	1	114
Net income	131	350
Net income attributable to noncontrolling interests	(12)	(76)
Net income attributable to Huntsman Corporation	$119	$274

Basic income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.51	$0.66
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.48
Net income attributable to Huntsman Corporation common stockholders	$0.51	$1.14
Weighted average shares	233.1	240.8

Diluted income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.51	$0.65
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.46
Net income attributable to Huntsman Corporation common stockholders	$0.51	$1.11
Weighted average shares	235.1	245.9

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$118	$160
Income from discontinued operations, net of tax	1	114
Net income	$119	$274

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2019	2018
Net income	$131	$350
Other comprehensive income, net of tax:
Foreign currency translations adjustments	42	87
Pension and other postretirement benefits adjustments	12	25
Other, net	—	(9)
Other comprehensive income, net of tax	54	103
Comprehensive income	185	453
Comprehensive income attributable to noncontrolling interests	(14)	(83)
Comprehensive income attributable to Huntsman Corporation	$171	$370

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2019	232,994,172	$3	$3,984	$(427)	$(16)	$292	$(1,316)	$229	$2,749
Net income	—	—	—	—	—	119	—	12	131
Other comprehensive income	—	—	—	—	—	—	52	2	54
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	1,619,502	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(483,053)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	78,054	—	1	—	—	—	—	—	1
Treasury stock repurchased	(1,525,767)	—	—	(34)	—	—	—	—	(34)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2019	232,682,908	$3	$4,010	$(461)	$(28)	$360	$(1,264)	$243	$2,863

Balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$751	$3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Revised balance January 1, 2018	240,213,606	3	3,889	(150)	(15)	171	(1,278)	751	3,371
Net income	—	—	—	—	—	274	—	76	350
Other comprehensive income	—	—	—	—	—	—	80	23	103
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	985,493	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(253,345)	—	—	—	—	(11)	—	—	(11)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Stock options exercised	571,417	—	7	—	—	(2)	—	—	5
Treasury stock repurchased	(1,685,300)	—	—	(51)	—	—	—	—	(51)
Disposition of a portion of Venator	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	27	27
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2018	239,831,871	$3	$3,939	$(201)	$(26)	$393	$(1,198)	$859	$3,769

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2019	2018
Operating Activities:
Net income	$131	$350
Less: Income from discontinued operations, net of tax	(1)	(114)
Income from continuing operations	130	236
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(10)	(13)
Unrealized gains on fair value adjustments to Venator investment	(76)	—
Depreciation and amortization	90	82
Loss on disposal of businesses/assets, net	1	2
Loss on early extinguishment of debt	23	—
Noncash interest expense	1	—
Noncash restructuring and impairment charges	—	2
Deferred income taxes	14	2
Noncash loss on foreign currency transactions	6	5
Stock-based compensation	8	8
Other, net	5	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(13)	(104)
Inventories	(90)	(105)
Prepaid expenses	(2)	(8)
Other current assets	22	15
Other noncurrent assets	(14)	1
Accounts payable	(35)	36
Accrued liabilities	(75)	(42)
Other noncurrent liabilities	(16)	(6)
Net cash (used in) provided by operating activities from continuing operations	(31)	111
Net cash provided by operating activities from discontinued operations	—	52
Net cash (used in) provided by operating activities	(31)	163

Investing Activities:
Capital expenditures	(70)	(55)
Acquisition of a business, net of cash acquired	—	(14)
Cash received from forward swap contract related to the sale of investment in Venator	16	—
Net cash used in investing activities from continuing operations	(54)	(69)
Net cash used in investing activities from discontinued operations	—	(67)
Net cash used in investing activities	(54)	(136)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2019	2018
Financing Activities:
Net borrowings on revolving loan facilities	$211	$—
Repayments of long-term debt	(652)	(4)
Proceeds from issuance of long-term debt	742	—
Repayments of notes payable	(7)	(9)
Debt issuance costs paid	(6)	—
Dividends paid to noncontrolling interests	—	(18)
Dividends paid to common stockholders	(39)	(39)
Repurchase and cancellation of stock awards	(12)	(11)
Proceeds from issuance of common stock	1	5
Repurchase of common stock	(33)	(51)
Costs of early extinguishment of debt	(21)	—
Proceeds from the secondary offering of Venator	—	44
Cash paid for expenses of the secondary offering of Venator	—	(2)
Other, net	(1)	(1)
Net cash provided by (used in) financing activities	183	(86)
Effect of exchange rate changes on cash	6	16
Increase (decrease) in cash, cash equivalents and restricted cash	104	(43)
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	481
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238
Cash, cash equivalents and restricted cash at end of period	$444	$676

Supplemental cash flow information:
Cash paid for interest	$26	$31
Cash paid for income taxes	14	41

As of March 31, 2019 and 2018, the amount of capital expenditures in accounts payable was $50 million and $32 million, respectively. In addition, as of March 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the initial public offering date was $19 million and $15 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$443	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $23 and $22, respectively), ($375 and $341 pledged as collateral, respectively)(a)	1,276	1,254
Accounts receivable from affiliates	405	399
Inventories(a)	1,228	1,134
Prepaid expenses	67	65
Other current assets(a)	112	148
Total current assets	3,531	3,340
Property, plant and equipment, net(a)	3,055	3,064
Investment in unconsolidated affiliates	612	526
Intangible assets, net(a)	215	219
Goodwill	277	275
Deferred income taxes	292	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	453	—
Other noncurrent assets(a)	566	553
Total assets	$9,035	$8,335

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$880	$929
Accounts payable to affiliates	106	104
Accrued liabilities(a)	473	551
Notes payable to affiliates	100	100
Current portion of debt(a)	276	96
Current operating lease liabilities(a)	55	—
Total current liabilities	1,890	1,780
Long-term debt(a)	2,323	2,224
Notes payable to affiliates	454	488
Deferred income taxes	277	294
Noncurrent operating lease liabilities(a)	430	—
Other noncurrent liabilities(a)	1,021	1,061
Total liabilities	6,395	5,847
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,665	3,658
Retained earnings (accumulated deficit)	(12)	(91)
Accumulated other comprehensive loss	(1,256)	(1,308)
Total Huntsman International LLC members’ equity	2,397	2,259
Noncontrolling interests in subsidiaries	243	229
Total equity	2,640	2,488
Total liabilities and equity	$9,035	$8,335

(a)

At March 31, 2019 and December 31, 2018, respectively, $23 and $7 of cash and cash equivalents, $29 and $30 of accounts and notes receivable (net), $60 and $49 of inventories, $5 each of other current assets, $266 and $265 of property, plant and equipment (net), $10 each of intangible assets (net), $51 and $52 of other noncurrent assets, $113 and $123 of accounts payable, $25 and $30 of accrued liabilities, $27 and $25 of current portion of debt, $5 and nil of current operating lease liabilities, $58 and $61 of long‑term debt, $15 and nil of noncurrent operating lease liabilities, and $97 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months
	ended
	March 31,
	2019	2018
Revenues:
Trade sales, services and fees, net	$2,004	$2,255
Related party sales	30	40
Total revenues	2,034	2,295
Cost of goods sold	1,637	1,754
Gross profit	397	541
Operating expenses:
Selling, general and administrative	214	191
Research and development	37	38
Restructuring, impairment and plant closing costs	1	2
Other operating (income) expense, net	(2)	12
Total operating expenses	250	243
Operating income	147	298
Interest expense	(35)	(32)
Equity in income of investment in unconsolidated affiliates	10	13
Fair value adjustments to Venator investment	76	—
Loss on early extinguishment of debt	(23)	—
Other income, net	3	6
Income from continuing operations before income taxes	178	285
Income tax expense	(51)	(52)
Income from continuing operations	127	233
Income from discontinued operations, net of tax	1	114
Net income	128	347
Net income attributable to noncontrolling interests	(12)	(76)
Net income attributable to Huntsman International LLC	$116	$271

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2019	2018
Net income	$128	$347
Other comprehensive income, net of tax:
Foreign currency translations adjustment	41	85
Pension and other postretirement benefits adjustments	13	25
Other, net	—	(5)
Other comprehensive income, net of tax	54	105
Comprehensive income	182	452
Comprehensive income attributable to noncontrolling interests	(14)	(83)
Comprehensive income attributable to Huntsman International LLC	$168	$369

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity		Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit	loss	subsidiaries	equity
Balance, January 1, 2019	2,728	$3,658	$(91)	$(1,308)	$229	$2,488
Net income	—	—	116	—	12	128
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	52	2	54
Contribution from parent	—	7	—	—	—	7
Balance, March 31, 2019	2,728	$3,665	$(12)	$(1,256)	$243	$2,640

Balance, January 1, 2018	2,728	$3,616	$(270)	$(1,263)	$751	$2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Revised balance January 1, 2018	2,728	3,616	(260)	(1,273)	751	2,834
Net income	—	—	271	—	76	347
Dividends paid to parent	—	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	82	23	105
Contribution from parent	—	7	—	—	—	7
Disposition of a portion of Venator	—	18	—	—	—	18
Costs of secondary offering of Venator	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	(18)	(18)
Balance, March 31, 2018	2,728	$3,639	$(28)	$(1,191)	$859	$3,279

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2019	2018
Operating Activities:
Net income	$128	$347
Less: Income from discontinued operations, net of tax	(1)	(114)
Income from continuing operations	127	233
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(10)	(13)
Unrealized gains on fair value adjustments to Venator investment	(76)	—
Depreciation and amortization	90	81
Loss on disposal of businesses/assets, net	1	2
Loss on early extinguishment of debt	23	—
Noncash interest expense	6	5
Noncash restructuring and impairment charges	—	2
Deferred income taxes	13	2
Noncash loss on foreign currency transactions	6	5
Noncash compensation	7	7
Other, net	8	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(13)	(105)
Inventories	(90)	(105)
Prepaid expenses	(2)	(8)
Other current assets	21	14
Other noncurrent assets	(14)	1
Accounts payable	(40)	31
Accrued liabilities	(76)	(42)
Other noncurrent liabilities	(16)	(5)
Net cash (used in) provided by operating activities from continuing operations	(35)	105
Net cash provided by operating activities from discontinued operations	—	52
Net cash (used in) provided by operating activities	(35)	157

Investing Activities:
Capital expenditures	(70)	(55)
Acquisition of a business, net of cash acquired	—	(14)
Increase in receivable from affiliate	(9)	(9)
Cash received from forward swap contract related to the sale of investment in Venator	16	—
Net cash used in investing activities from continuing operations	(63)	(78)
Net cash used in investing activities from discontinued operations	—	(67)
Net cash used in investing activities	(63)	(145)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2019	2018
Financing Activities:
Net borrowings on revolving loan facilities	$211	$—
Repayments of long-term debt	(652)	(4)
Proceeds from issuance of long-term debt	742	—
Repayments of notes payable to affiliate	(33)	(40)
Repayments of notes payable	(7)	(9)
Debt issuance costs paid	(6)	—
Dividends paid to noncontrolling interests	—	(18)
Dividends paid to parent	(37)	(39)
Costs of early extinguishment of debt	(21)	—
Proceeds from the secondary offering of Venator	—	44
Cash paid for expenses of the secondary offering of Venator	—	(2)
Other	(2)	(1)
Net cash provided by (used in) financing activities	195	(69)
Effect of exchange rate changes on cash	6	16
Increase (decrease) in cash, cash equivalents and restricted cash	103	(41)
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	479
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238
Cash, cash equivalents and restricted cash at end of period	$443	$676

Supplemental cash flow information:
Cash paid for interest	$26	$31
Cash paid for income taxes	14	41

As March 31, 2019 and 2018, the amount of capital expenditures in accounts payable was $50 million and $32 million, respectively. During each of the three months ended March 31, 2019 and 2018, Huntsman Corporation contributed $7 million related to stock-based compensation for continuing operations. In addition, as of March 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the initial public offering date was $19 million and $15 million, respectively.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10‑K for the year ended December 31, 2018 for our Company and Huntsman International.

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

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) through an initial public offering (“IPO”) of ordinary shares of Venator Materials PLC (“Venator”), formerly a wholly-owned subsidiary (the “Separation”). Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of Venator ordinary shares which allowed us to immediately deconsolidate Venator and account for our remaining ownership interest in Venator as an equity method investment using the fair value option. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.” In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We also report the results of operations of these businesses as discontinued operations.

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

Recent Developments

Senior Notes Refinancing

On March 13, 2019, Huntsman International completed a $750 million offering of its 4.5% senior notes due 2029 (“2029 Senior Notes”). On March 27, 2019, Huntsman International applied the net proceeds of this offering to redeem in full $650 million in aggregate principal amount of its 4.875% senior notes due 2020 (“2020 Senior Notes”) and associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—Notes.”

Amendments to Accounts Receivable Securitization Programs

On April 18, 2019, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 7 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2022. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs.”

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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The amendments in this ASU increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, providing an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, providing an optional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Reporting entities can elect to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach or otherwise elect the transition method provided under ASU No. 2018-11. On January 1, 2019, we adopted the amendments in these ASUs using the transition method that allowed us to initially apply the new lease standard at the adoption date. The initial adoption of the new lease standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on our condensed consolidated statements of operations. The most significant impact was the recognition of operating lease liabilities and operating lease right-of-use assets. On January 1, 2019, we recognized operating lease liabilities of $495 million and operating lease right-of-use assets of $466 million. As a result of the adoption of these amendments, we revised our accounting policy for leases as detailed in “Note 7. Leases.”

In August 2017, the FASB issued ASU No. 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We adopted the amendments in this ASU effective January 1, 2019, and the initial adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements or U.S. GAAP. For filings on Form 10-Q, the final rule, amongst other items, extends to interim periods the annual requirement to disclose changes in stockholders’ equity. As amended by the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the then current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule became effective on November 5, 2018, that date being 30 days after its publication in the Federal Register. We applied these changes in the presentation of stockholders’ equity in the first quarter of 2019, and these changes did not have a significant impact on the presentation of our condensed consolidated statements of equity.

Accounting Pronouncements Pending Adoption in Future Periods

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

3. BUSINESS COMBINATION

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec (USA) Inc. and Demilec Inc. (collectively, “Demilec”) for approximately $353 million, including working capital adjustments, in an all-cash transaction (“Demilec Acquisition”), which was funded from our previous $650 million senior secured revolving credit facility (the “Prior Credit Facility”) and our U.S. accounts receivable securitization program (“U.S. A/R Program”). Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were nil for the three months ended March 31, 2018. The Demilec Acquisition was aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets.

We have accounted for the Demilec Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Demilec Acquisition in Q2 2018	$357
Purchase price adjustment received in Q3 2018	(4)
Net acquisition cost	$353

Cash	$1
Accounts receivable	31
Inventories	23
Prepaid expenses and other current assets	1
Property, plant and equipment, net	21
Intangible assets	177
Goodwill	142
Accounts payable	(16)
Accrued liabilities	(3)
Deferred income taxes	(22)
Other noncurrent liabilities	(2)
Total fair value of net assets acquired	$353

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, primarily related to the final valuation of deferred taxes. As a result of a preliminary valuation of the assets and liabilities, reallocations were made during 2018 in certain property, plant and equipment, intangible asset, goodwill and deferred tax balances. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships, all of which are being amortized over 15 years. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost of the preliminary fair values to goodwill. During the third quarter of 2018, we received $4 million related to the settlement of certain purchase price adjustments. These purchase price adjustments were allocated to goodwill in the preliminary acquisition cost allocation. The estimated goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets, and synergies. It is possible that material changes to this preliminary purchase price allocation could occur.

If this acquisition were to have occurred on January 1, 2018, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

Pro Forma (Unaudited)
Three months
ended
March 31, 2018
Revenues	$2,339
Net income	339
Net income attributable to Huntsman Corporation	263

Income per share:
Basic	1.09
Diluted	1.07

Pro Forma (Unaudited)
Three months
ended
March 31, 2018
Revenues	$2,336
Net income	336
Net income attributable to Huntsman International	260

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

On December 3, 2018, we sold an aggregate of 4,334,389, or 4%, of Venator ordinary shares to Bank of America N.A. at a price determined based on the average of the daily volume weighted average price of Venator ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. This transaction allowed us to deconsolidate Venator beginning in December 2018. Furthermore, in connection with the December 3, 2018 sale of Venator ordinary shares, we recorded a forward swap. During the first quarter of 2019, we recorded a gain of $1 million to record the forward swap at fair value. Following this transaction, we retained approximately 49% ownership in Venator. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, for the three months ended March 31, 2019, we recorded a gain of $75 million to record our investment in Venator at fair value. These gains were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

The following table summarizes major classes of line items constituting pretax and after-tax income of discontinued operations (dollars in millions):

Three months
ended
March 31, 2018
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$627
Cost of goods sold	476
Other expense items, net that are not major	17
Income from discontinued operations before income taxes	134
Income tax expense	(20)
Income from discontinued operations, net of tax	114
Net income attributable to noncontrolling interests	(2)
Net income attributable to discontinued operations	$112

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2019	2018
Raw materials and supplies	$221	$215
Work in progress	58	51
Finished goods	1,001	927
Total	1,280	1,193
LIFO reserves	(52)	(59)
Net inventories	$1,228	$1,134

For March 31, 2019 and December 31, 2018, approximately 14% and 13%, respectively, of inventories were recorded using the LIFO cost method.

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

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at March 31, 2019, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of March  31, 2019 and our consolidated balance sheet as of December 31, 2018 (dollars in millions):

	March 31,	December 31,
	2019	2018
Current assets	$118	$92
Property, plant and equipment, net	266	265
Operating lease right-of-use assets	20	—
Other noncurrent assets	153	136
Deferred income taxes	32	32
Intangible assets	10	10
Goodwill	13	14
Total assets	$612	$549
Current liabilities	$169	$178
Long-term debt	58	61
Deferred income taxes	11	11
Noncurrent operating lease liabilities	15	—
Other noncurrent liabilities	97	97
Total liabilities	$350	$347

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2019 and 2018 are as follows (dollars in millions):

	Three months
	ended
	March 31,
	2019	2018
Revenues	$36	$37
Income from continuing operations before income taxes	9	9
Net cash provided by operating activities	31	15

7. LEASES

On January 1, 2019, we adopted the new lease standard using the optional transition method provided under ASU 2018-11, which allowed us to initially apply the amendments of the new lease standard at the adoption date. Upon adoption of the new lease standard, we elected the package of three practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed us to carry forward the historical lease classification on existing leases at adoption. In addition, we elected the practical expedient related to land easements, which allowed us to carry forward our accounting treatment for land easements on existing agreements. We also elected the hindsight practical expedient to determine the lease term for existing leases.

The determination of whether a contract is or contains a lease is performed at the lease inception date. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using incremental borrowing rates as the implicit rates are not readily determinable for our leases. The incremental borrowing rates are determined on a collateralized basis and vary from lease to lease depending on the country where the leased asset exists and the term of the lease arrangement. We combine lease components with non-lease components and account for them as a single lease component for all classes of underlying assets, except for leases of manufacturing and research facilities and administrative offices. For these assets, non-lease components are separated from lease components and accounted for as normal operating expenses.

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our variable lease cost was nil for the three months ended March 31, 2019. Our leases have remaining lives from one month to 38 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one year to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information are as follows (dollars in millions):

Three months
ended
March 31, 2019
Operating lease expense:
Cost of goods sold	$16
Selling, general and administrative	4
Research and development	1
Total operating lease expense(1)	$21

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$467

(1)	Total operating lease expense includes short-term lease expense of approximately nil.

The weighted-average lease term and discount rate for our operating leases are as follows:

Weighted-average remaining lease term	10 years
Weighted-average discount rate	4.3%

The undiscounted cash flows of operating lease liabilities as of March 31, 2019 are as follows (dollars in millions):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$57
2020	71
2021	67
2022	60
2023	54
Thereafter	294
Total lease payments	603
Less imputed interest	(118)
Total	$485

Future minimum lease payments under operating leases as of December 31, 2018 are as follows (dollars in millions):

Year ending December 31,
2019	$59
2020	53
2021	52
2022	49
2023	45
Thereafter	234
$492

As of March 31, 2019, we have additional leases, primarily for leases of manufacturing facilities, that have not yet commenced of approximately $45 million. These leases will commence beginning in 2019 through 2021 with lease terms of 20 years.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	March 31,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$235	$50
Amounts outstanding under A/R programs	276	252
Senior notes	1,969	1,892
Variable interest entities	85	86
Other	34	40
Total debt	$2,599	$2,320
Total current portion of debt	$276	$96
Long-term portion of debt	2,323	2,224
Total debt	$2,599	$2,320

Huntsman International

	March 31,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$235	$50
Amounts outstanding under A/R programs	276	252
Senior notes	1,969	1,892
Variable interest entities	85	86
Other	34	40
Total debt, excluding debt to affiliates	$2,599	$2,320
Total current portion of debt	$276	$96
Long-term portion of debt	2,323	2,224
Total debt, excluding debt to affiliates	$2,599	$2,320
Total debt, excluding debt to affiliates	$2,599	$2,320
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	454	488
Total debt	$3,153	$2,908

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. As of March  31, 2019 and December 31, 2018, the amount of debt issuance costs directly reducing the debt liability was $13 million and $8 million, respectively. We record the amortization of debt issuance costs as interest expense.

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

In connection with entering into the 2018 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss on early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released. As of March 31, 2019, our 2018 Revolving Credit Facility was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$235	(1)	$—	(1)	$235	(1)	USD LIBOR plus 1.50%	2023

(1)	On March 31, 2019, we had an additional $8 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of March 31, 2019 was 1.50% above LIBOR.

A/R Programs

Our U.S. A/R Program and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of March 31, 2019 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2020	$250	$190	(3)	Applicable rate plus 0.95%
EU A/R Program	April 2020	€150	€76		Applicable rate plus 1.30%
		(approximately $169)	(approximately $86)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as either USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of March 31, 2019, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

On April 18, 2019, we entered into amendments to the EU A/R Program (the “European Amendment”) and the US A/R Program (the “U.S. Amendment”). The European Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022, reduced the facility maximum funding availability from €150 million to €100 million and made certain other amendments. The U.S. Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022 and made certain other amendments.

As of March 31, 2019 and December 31, 2018,  $375 million and $341 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

On March 13, 2019, Huntsman International completed a $750 million offering of its 2029 Senior Notes. On March 27, 2019, Huntsman International applied the net proceeds of the offering of the 2029 Senior Notes to redeem in full $650 million in aggregate principal amount of its 2020 Senior Notes and also paid associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million.

The 2029 Senior Notes bear interest at 4.50% per year, payable semi‑annually on May1 and November 1, and will mature on May 1, 2029. Huntsman International may redeem the 2029 Senior Notes in whole or in part at any time prior to February 1, 2029 at a price equal to 100% of the principal amount thereof plus a “make‑whole” premium and accrued and unpaid interest. Huntsman International may redeem the 2029 Senior Notes at any time in whole or from time to time in part, on or after February 1, 2029 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.

Note Payable from Huntsman International to Huntsman Corporation

As of March 31, 2019, we had a loan of $544 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of March 31, 2019 on our condensed consolidated balance sheets. As of March 31, 2019, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our 2018 Revolving Credit Facility).

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March  31, 2019, we had approximately $194 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into  a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap is designated as a  cash flow hedge and the effective portion of the changes in the fair value of the swap is recorded in other comprehensive income. The fair value of this hedge on March 31, 2019 was nil.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2019, we have designated approximately €535 million (approximately $602 million) of euro-denominated debt as a hedge of our net investment. For the three months ended March  31, 2019 and 2018, the amount recognized on the hedge of our net investment was a gain of $8 million and a loss of $24 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty. See “Note 4. Discontinued Operations and Business Dispositions” and “Note 10. Fair Value.”

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$24	$24	$23	$23
Forward swap contract related to the sale of investment in Venator	—	—	14	14
Long-term debt (including current portion)	(2,599)	(2,717)	(2,320)	(2,403)

The carrying amounts reported in our condensed consolidated balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. The fair value of our remaining investment in Venator reported in investment in unconsolidated affiliates is obtained through market observable pricing using prevailing market prices. See “Note 4. Discontinued Operations and Business Dispositions.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and December 31, 2018.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2019, and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	March 31,	for identical	inputs	inputs
Description	2019	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$24	$24	$—	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2018	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$23	$23	$—	$—

Derivatives:
Forward swap contract related to the sale of investment in Venator(1)	14	—	14	—
	$37	$23	$14	$—

(1)

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty.

During the three months ended March 31, 2019, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

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

The following table disaggregates our revenue by major source for the three months ended March 31, 2019 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$391	$295	$73	$17	$(37)	$739
Europe	270	109	121	34	1	535
Asia Pacific	237	91	61	105	—	494
Rest of world	169	45	17	33	2	266
	$1,067	$540	$272	$189	$(34)	$2,034

Major Product Groupings
MDI urethanes	$977					$977
MTBE	90					90
Differentiated		$497				497
Upstream		43				43
Specialty			$230			230
Non-specialty			42			42
Textile chemicals and dyes and digital inks				$189		189
Eliminations					$(34)	(34)
	$1,067	$540	$272	$189	$(34)	$2,034

The following table disaggregates our revenue by major source for the three months ended March  31, 2018 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$357	$343	$69	$17	$(8)	$778
Europe	340	108	118	35	(1)	600
Asia Pacific	299	110	68	114	—	591
Rest of world	226	42	24	34	—	326
	$1,222	$603	$279	$200	$(9)	$2,295

Major Product Groupings
MDI urethanes	$1,085					$1,085
MTBE	137					137
Differentiated		$539				539
Upstream		64				64
Specialty			$236			236
Non-specialty			43			43
Textile chemicals and dyes and digital inks				$200		200
Eliminations					$(9)	(9)
	$1,222	$603	$279	$200	$(9)	$2,295

(1)Geographic information for revenues is based upon countries into which product is sold.

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

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three months ended March  31, 2019 and 2018 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$15	$17	$—	$1
Interest cost	21	20	1	1
Expected return on assets	(41)	(43)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	18	18	—	—
Settlement loss	—	2	—	—
Net periodic benefit cost	$11	$12	$—	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$15	$17	$—	$1
Interest cost	21	20	1	1
Expected return on assets	(41)	(43)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	19	19	—	—
Settlement loss	—	2	—	—
Net periodic benefit cost	$12	$13	$—	$1

During the three months ended March 31, 2019 and 2018, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $22 million and $25 million, respectively. During the remainder of 2019, we expect to contribute an additional amount of approximately $71 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March  31, 2019, we repurchased 1,525,767 shares of our common stock for approximately $34 million, excluding commissions, under the repurchase program, of which approximately $1 million was settled in April 2019.  From April 1, 2019 through April 22, 2019, we repurchased an additional 316,958 shares of our common stock for approximately $8 million, excluding commissions.

Dividends on Common Stock

During each of the quarters ended March 31, 2019 and March 31, 2018 we paid dividends of $39 million, or $0.1625 per share, to common stockholders.

14. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive income before reclassifications, gross	40	—	—	—	40	(2)	38
Tax benefit	2	—	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	15	—	—	15	—	15
Tax expense	—	(3)	—	—	(3)	—	(3)
Net current-period other comprehensive income	42	12	—	—	54	(2)	52
Ending balance, March 31, 2019	$(329)	$(982)	$8	$5	$(1,298)	$34	$(1,264)

(a)	Amounts are net of tax of $69 and $71 as of March 31, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $132 and $135 as of March 31, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive income (loss) before reclassifications, gross	83	(2)	—	—	81	(7)	74
Tax benefit (expense)	4	—	—	(3)	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	22	—	—	22	—	22
Tax benefit (expense)	—	5	—	(6)	(1)	—	(1)
Net current-period other comprehensive income (loss)	87	25	—	(9)	103	(7)	96
Disposition of a portion of Venator	—	—	—	—	—	(16)	(16)
Ending balance, March 31, 2018	$(162)	$(1,164)	$3	$5	$(1,318)	$120	$(1,198)

(a)Amounts are net of tax of $61 and $65 as of March 31, 2018 and January 1, 2018, respectively.

(b)Amounts are net of tax of $177 and $172 as of March 31, 2018 and January 1, 2018, respectively.

(c)See table below for details about these reclassifications.

	Three months ended March 31,
	2019	2018
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Settlement loss	—	2	(b)
Actuarial loss	18	23	(b)(c)
	15	22	Total before tax
	(3)	5	Income tax benefit (expense)
Total reclassifications for the period	$12	$27	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts contain approximately $1 and $4 of actuarial losses related to discontinued operations for the three months ended March 31, 2019 and 2018, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive income before reclassifications, gross	40	—	—	—	40	(2)	38
Tax benefit	1	—	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	16	—	—	16	—	16
Tax expense	—	(3)	—	—	(3)	—	(3)
Net current-period other comprehensive income	41	13	—	—	54	(2)	52
Ending balance, March 31, 2019	$(335)	$(964)	$8	$1	$(1,290)	$34	$(1,256)

(a)	Amounts are net of tax of $56 and $57 as of March 31, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $158 and $161 as of March 31, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive income before reclassifications, gross	81	(2)	1	—	80	(7)	73
Tax benefit (expense)	4	—	—	(1)	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	22	—	—	22	—	22
Tax benefit (expense)	—	5	—	(5)	—	—	—
Net current-period other comprehensive income (loss)	85	25	1	(6)	105	(7)	98
Disposition of a portion of Venator	—	—	—	—	—	(16)	(16)
Ending balance, March 31, 2018	$(167)	$(1,149)	$4	$1	$(1,311)	$120	$(1,191)

(a)	Amounts are net of tax of $48 and $51 as of March 31, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $204 and $199 as of March 31, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended March 31,
	2019	2018
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Settlement loss	—	2	(b)
Actuarial loss	19	23	(b)(c)
	16	22	Total before tax
	(3)	5	Income tax benefit (expense)
Total reclassifications for the period	$13	$27	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts contain approximately $1 and $4 of actuarial losses related to discontinued operations for the three months ended March 31, 2019 and 2018, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

Indemnification Matters

On July 14, 2014, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (the “Banks”) demanded that we indemnify them for claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the “Wisconsin Litigation”). We denied the Banks’ indemnification demand for the Wisconsin Litigation and have made no accrual with respect to this matter. The stockholders in the Wisconsin Litigation made claims for misrepresentation and conspiracy to defraud in connection with the failed acquisition by and merger with Hexion and, additionally, have named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and on December 5, 2016, the court dismissed Deutsche Bank for lack of personal jurisdiction, but denied Credit Suisse’s motion to dismiss. Subsequently, Credit Suisse asked the court to reconsider its decision or certify its judgment to the Seventh Circuit Court of Appeals for an immediate appeal, which remains pending. Subsequent to discovery, Credit Suisse filed a motion for summary judgment on August 25, 2017 and a decision is pending. The court has suspended the current scheduling order, including the trial date.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2019 and 2018, our capital expenditures for EHS matters totaled $10 million and $6 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $7 million for environmental liabilities for both March 31, 2019 and December 31, 2018. Of these amounts, $2 million were classified as accrued liabilities in our condensed consolidated balance sheets for both March 31, 2019 and December 31, 2018, and $5 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets for both March 31, 2019 and December 31, 2018. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK‑BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of March 31, 2019, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended March 31,
	2019	2018
Huntsman Corporation compensation cost	$8	$8
Huntsman International compensation cost	7	7

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $5 million and $4 million for the three months ended March 31, 2019 and 2018, respectively.

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

	Three months ended March 31,
	2019		2018
Dividend yield	2.9%		1.5%
Expected volatility	54.0%		55.2%
Risk-free interest rate	2.5%		2.6%
Expected life of stock options granted during the period	5.9	years	5.9	years

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of March 31, 2019 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2019	4,545	$17.81
Granted	896	22.66
Exercised	(87)	9.79
Forfeited	(25)	25.56
Outstanding at March 31, 2019	5,329	18.72	6.9	$25
Exercisable at March 31, 2019	3,855	16.51	6.0	25

The weighted‑average grant‑date fair value of stock options granted during the three months ended March 31, 2019 was $9.27 per option. As of March 31, 2019, there was $14 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was approximately $1 million and $17 million, respectively. Cash received from stock options exercised during the three months ended March 31, 2019 and 2018 was approximately $1 million and $6 million, respectively. The cash tax benefit from stock options exercised during the three months ended March 31, 2019 and 2018 was approximately nil and $3 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2019 and 2018, the weighted-average expected volatility rate was 34.6% and 44.3%, respectively, and the weighted average risk-free interest rate was 2.5% and 2.3%, respectively. For the performance share unit awards granted in the three months ended March 31, 2019 and 2018, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of March 31, 2019 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant- Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2019	1,923		$19.08	504	$20.66
Granted	699		24.65	252	22.66
Vested	(956)	(1)(2)	13.49	(306)	16.32
Forfeited	(12)		25.75	(4)	24.36
Nonvested at March 31, 2019	1,654		24.61	446	24.74

(1)

As of March 31, 2019, a total of 389,095 restricted stock units were vested but not yet issued, of which 30,486 vested during the three months ended March 31 2019. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 412,246 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2018. During the three months ended March 31, 2019, an additional 357,006 performance share unit awards with a grant date fair value of $10.22 vested above the target in accordance the performance criteria of these awards.

As of March 31, 2019, there was $36 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted‑average period of approximately 1.7 years. The value of share awards that vested during the three months ended March 31, 2019 and 2018 was $23 million and $22 million, respectively.

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

Effective January 1, 2019, Switzerland reduced certain cantonal income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the three months ended March 31, 2019.

During the three months ended March 31, 2019, we recognized a discrete tax benefit of $4 million related to excess tax benefits from share-based compensation.

The $76 million of unrealized gains on fair value adjustments to our Venator investment, recorded as part of non-operating income from continuing operations, is not subject to tax under The Netherlands’ statutory participation exemption. As a significant, unusual, non-operating item, it was treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $52  million and $53 million for the three months ended March 31, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 29% for the three months ended March 31, 2019. The non-cash tax expense related to the change in tax rate in Switzerland, partially offset by the non-taxed income from fair value adjustments to our Venator investment, resulted in a higher effective tax rate through the first three months of 2019.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $51 million and $52 million for the three months ended March 31, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 29% for the three months ended March 31, 2019. The non-cash tax expense related to the change in tax rate in Switzerland, partially offset by the non-taxed income from fair value adjustments to our Venator investment, resulted in a higher effective tax rate through the first three months of 2019.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months
	ended
	March 31,
	2019	2018
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$118	$160
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$119	$274
Denominator:
Weighted average shares outstanding	233.1	240.8
Dilutive shares:
Stock-based awards	2.0	5.1
Total weighted average shares outstanding, including dilutive shares	235.1	245.9

Additional stock‑based awards of 3.1 million and 0.6 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2019 and 2018, respectively. However, these stock‑based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018 because the effect would be anti‑dilutive.

20. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have four operating segments, which are also our reportable segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. We have organized our business and derived our operating segments around differences in product lines. In connection with the Venator IPO in August 2017, we separated Venator and, beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations in our condensed consolidated financial statements. On December 3, 2018, we further reduced our remaining investment in Venator by the sale of Venator ordinary shares which allowed us to deconsolidate Venator and account for our remaining investment in Venator as an equity method investment using the fair value option post deconsolidation. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.”

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

	Three months
	ended
	March 31,
	2019	2018
Revenues:
Polyurethanes	$1,067	$1,222
Performance Products	540	603
Advanced Materials	272	279
Textile Effects	189	200
Corporate and eliminations	(34)	(9)
Total	$2,034	$2,295

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$140	$261
Performance Products	80	102
Advanced Materials	53	59
Textile Effects	22	26
Corporate and other(2)	(38)	(43)
Total	257	405
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(30)	(27)
Interest expense—discontinued operations	—	(9)
Income tax expense—continuing operations	(52)	(53)
Income tax benefit (expense)—discontinued operations	2	(20)
Depreciation and amortization—continuing operations	(90)	(82)
Net income attributable to noncontrolling interests	12	76
Other adjustments:
Business acquisition and integration expenses	(1)	(1)
EBITDA from discontinued operations	(1)	143
Noncontrolling interest of discontinued operations	—	(55)
Fair value adjustments to Venator investment	76	—
Loss on early extinguishment of debt	(23)	—
Certain legal settlements and related expenses	—	(7)
Amortization of pension and postretirement actuarial losses	(18)	(17)
Restructuring, impairment and plant closing and transition costs	(1)	(3)
Net income	$131	$350

	Three months
	ended
	March 31,
	2019	2018
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$140	$261
Performance Products	80	102
Advanced Materials	53	59
Textile Effects	22	26
Corporate and other(2)	(36)	(40)
Total	259	408
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(35)	(32)
Interest expense—discontinued operations	—	(9)
Income tax expense—continuing operations	(51)	(52)
Income tax benefit (expense)—discontinued operations	2	(20)
Depreciation and amortization—continuing operations	(90)	(81)
Net income attributable to noncontrolling interests	12	76
Other adjustments:
Business acquisition and integration expenses	(1)	(1)
EBITDA from discontinued operations	(1)	143
Noncontrolling interest of discontinued operations	—	(55)
Fair value adjustments to Venator investment	76	—
Loss on early extinguishment of debt	(23)	—
Certain legal settlements and related expenses	—	(7)
Amortization of pension and postretirement actuarial losses	(19)	(20)
Restructuring, impairment and plant closing and transition costs	(1)	(3)
Net income	$128	$347

(1)         We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment; (f) loss on early extinguishment of debt; (g) certain legal settlements and related income (expenses); (h) gain (loss) on sale of assets; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; (k) U.S. Tax Reform Act impact on noncontrolling interest; and (l) restructuring, impairment, plant closing and transition credits (costs).

(2)          Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non‑durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy‑based polymer formulations, textile chemicals and dyes. Our revenues for the three months ended March 31, 2019 and 2018 were $2,034 million and $2,295 million, respectively.

Recent Developments

Senior Notes Refinancing

On March 13, 2019, Huntsman International completed a $750 million offering of its 2029 Senior Notes. On March 27, 2019, Huntsman International applied the net proceeds of this offering to redeem in full $650 million in aggregate principal amount of its 2020 Senior Notes and associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss of early extinguishment of debt of $23 million. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—Notes” to our condensed consolidated financial statements.

Amendments to Accounts Receivable Securitization Programs

On April 18, 2019, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 7 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2022. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

•	Volume growth and stable margins in our differentiated business
•	Improving MDI margins in China
•	Lower overall component MDI margins year over year
•	Continued headwinds in Europe and U.S. automotive and construction markets

Performance Products:

•	Continued growth in key downstream markets
•	Lower margins in our upstream intermediates businesses

Advanced Materials:

•	Steady growth in our aerospace markets
•	Some raw material and foreign currency exchange headwinds

Textile Effects:

•	Growth in sustainable solutions drive volumes and margins
•	Higher raw material costs and continued headwinds in China demand

In 2019, we expect to spend approximately $380 million on capital expenditures.

We expect our forward adjusted effective tax rate will be approximately 21% to 23%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months
	ended
	March 31,		Percent
	2019	2018	Change
Revenues	$2,034	$2,295	(11)%
Cost of goods sold	1,637	1,755	(7)%
Gross profit	397	540	(26)%
Operating expenses	253	230	10%
Restructuring, impairment and plant closing costs	1	2	(50)%
Other operating (income) expense, net	(2)	12	NM
Operating income	145	296	(51)%
Interest expense	(30)	(27)	11%
Equity in income of investment in unconsolidated affiliates	10	13	(23)%
Fair value adjustments to Venator investment	76	—	NM
Loss on early extinguishment of debt	(23)	—	NM
Other income, net	4	7	(43)%
Income from continuing operations before income taxes	182	289	(37)%
Income tax expense	(52)	(53)	(2)%
Income from continuing operations	130	236	(45)%
Income from discontinued operations, net of tax	1	114	(99)%
Net income	131	350	(63)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(12)	(76)	(84)%
Interest expense from continuing operations	30	27	11%
Interest expense from discontinued operations	—	9	(100)%
Income tax expense from continuing operations	52	53	(2)%
Income tax (benefit) expense from discontinued operations	(2)	20	NM
Depreciation and amortization of continuing operations	90	82	10%
Other adjustments:
Business acquisition and integration expenses	1	1
EBITDA from discontinued operations	1	(143)
Noncontrolling interest of discontinued operations	—	55
Fair value adjustments to Venator investment	(76)	—
Loss on early extinguishment of debt	23	—
Certain legal settlements and related expenses	—	7
Amortization of pension and postretirement actuarial losses	18	17
Restructuring, impairment and plant closing and transition costs(2)	1	3
Adjusted EBITDA(1)	$257	$405	(37)%

Net cash (used in) provided by operating activities from continuing operations	$(31)	$111	NM
Net cash used in investing activities from continuing operations	(54)	(69)	(22)%
Net cash provided by (used in) financing activities	183	(86)	NM
Capital expenditures from continuing operations	(70)	(55)	27%

Huntsman International

	Three months
	ended
	March 31,		Percent
	2019	2018	Change
Revenues	$2,034	$2,295	(11)%
Cost of goods sold	1,637	1,754	(7)%
Gross profit	397	541	(27)%
Operating expenses	251	229	10%
Restructuring, impairment and plant closing costs	1	2	(50)%
Other operating (income) expense, net	(2)	12	NM
Operating income	147	298	(51)%
Interest expense	(35)	(32)	9%
Equity in income of investment in unconsolidated affiliates	10	13	(23)%
Fair value adjustments to Venator investment	76	—	NM
Loss on early extinguishment of debt	(23)	—	NM
Other income, net	3	6	(50)%
Income from continuing operations before income taxes	178	285	(38)%
Income tax expense	(51)	(52)	(2)%
Income from continuing operations	127	233	(45)%
Income from discontinued operations, net of tax	1	114	(99)%
Net income	128	347	(63)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(12)	(76)	(84)%
Interest expense from continuing operations	35	32	9%
Interest expense from discontinued operations	—	9	(100)%
Income tax expense from continuing operations	51	52	(2)%
Income tax (benefit) expense from discontinued operations	(2)	20	NM
Depreciation and amortization of continuing operations	90	81	11%
Other adjustments:
Business acquisition and integration expenses	1	1
EBITDA from discontinued operations	1	(143)
Noncontrolling interest of discontinued operations	—	55
Fair value adjustments to Venator investment	(76)	—
Loss on early extinguishment of debt	23	—
Certain legal settlements and related expenses	—	7
Amortization of pension and postretirement actuarial losses	19	20
Restructuring, impairment and plant closing and transition costs(2)	1	3
Adjusted EBITDA(1)	$259	$408	(37)%

Net cash (used in) provided by operating activities from continuing operations	$(35)	$105	NM
Net cash used in investing activities from continuing operations	(63)	(78)	(19)%
Net cash provided by (used in) financing activities	195	(69)	NM
Capital expenditures from continuing operations	(70)	(55)	27%

Huntsman Corporation

	Three months			Three months
	ended			ended
	March 31, 2019			March 31, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$131			$350
Net income attributable to noncontrolling interests			(12)			(76)
Business acquisition and integration expenses	$1	$—	1	$1	$—	1
Loss (income) from discontinued operations, net of tax(4)	1	(2)	(1)	(143)	29	(114)
Noncontrolling interest of discontinued operations	—	—	—	55	—	55
Fair value adjustments to Venator investment	(76)	—	(76)	—	—	—
Loss on early extinguishment of debt	23	(5)	18	—	—	—
Certain legal settlements and related expenses	—	—	—	7	(1)	6
Amortization of pension and postretirement actuarial losses	18	(4)	14	17	(4)	13
Impact of Switzerland income tax rate change	—	32	32	—	—	—
Restructuring, impairment and plant closing and transition costs(2)	1	—	1	3	(1)	2
Adjusted net income(1)			$108			$237

Weighted average shares-basic			233.1			240.8
Weighted average shares-diluted			235.1			245.9

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.51			$0.66
Income from discontinued operations			—			0.48
Net income			$0.51			$1.14

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.51			$0.65
Income from discontinued operations			—			0.46
Net income			$0.51			$1.11

Other non-GAAP measures:
Diluted adjusted net income per share(1):			$0.46			$0.96

Capital expenditures, net of reimbursements(5)			$(66)			$(54)

Net cash (used in) provided by operating activities from continuing operations			$(31)			$111
Capital expenditures from continuing operations			(70)			(55)
Free cash flow(1)			$(101)			$56

Huntsman International

	Three months			Three months
	ended			ended
	March 31, 2019			March 31, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$128			$347
Net income attributable to noncontrolling interests			(12)			(76)
Business acquisition and integration expenses	$1	$—	1	$1	$—	1
Loss (income) from discontinued operations, net of tax(4)	1	(2)	(1)	(143)	29	(114)
Noncontrolling interest of discontinued operations	—	—	—	55	—	55
Fair value adjustments to Venator investment	(76)	—	(76)	—	—	—
Loss on early extinguishment of debt	23	(5)	18	—	—	—
Certain legal settlements and related expenses	—	—	—	7	(1)	6
Amortization of pension and postretirement actuarial losses	19	(4)	15	20	(4)	16
Impact of Switzerland income tax rate change	—	32	32	—	—	—
Restructuring, impairment and plant closing and transition costs(2)	1	—	1	3	(1)	2
Adjusted net income(1)			$106			$237

Other non-GAAP measures:
Capital expenditures, net of reimbursements(5)			$(66)			$(54)

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

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

(4)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.
(5)

During the three months ended March 31, 2019 and 2018, capital expenditures from continuing operations of $70 million and $55 million, respectively, were reimbursed in part by $4 million and $1 million, respectively.

Non-GAAP Financial Measures

Our condensed consolidated financial statements are prepared in accordance with GAAP, which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain expenses that we do not believe are indicative of our core operating results.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition and integration expenses; (b) purchase accounting inventory adjustments; (c) merger costs; (d) loss (income) from discontinued operations; (e) noncontrolling interest of discontinued operations; (f) fair value adjustments to Venator investment; (g) loss on early extinguishment of debt; (h) certain legal settlements and related (income) expenses; (i) gain on sale of assets; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation costs; (l) release or establishment of significant income tax valuation allowances; (m) U.S. Tax Reform Act impact on income tax expense; (n) U.S. Tax Reform Act impact on noncontrolling interest; (o) impact of Switzerland income tax rate change; and (p) restructuring, impairment and plant closing and transition costs (credits). Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements, the results from continuing operations exclude the results of Venator and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The decrease of $155 million in net income attributable to both Huntsman Corporation and Huntsman International was the result of the following items:

•

Revenues for the three months ended March 31, 2019 decreased by $261 million, or 11%, as compared with the 2018 period. The decrease was primarily due to lower average selling prices in all our segments, except for our Textile Effects segment, and lower sales volumes in our Performance Products and Textile Effects segments. See “—Segment Analysis” below.

•

Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2019 decreased by $143 million and $144 million, or 26% and 27%, respectively, as compared with the 2018 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

•

Our operating expenses and the operating expenses of Huntsman International for the three months ended March 31, 2019 increased by $23 million and $22 million, respectively, or 10% each, as compared with the 2018 period, primarily related to consolidated expenses of recently acquired businesses and an increase in other selling, general and administrative expenses in the first quarter of 2019.

•

During the first quarter of 2019, we recorded a gain of $76 million in fair value adjustments to our investment in Venator, primarily due to a $75 million gain to record our equity method investment in Venator at fair value. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

•

Loss on early extinguishment of debt for the three months ended March 31, 2019 increased to $23 million from nil in the 2018 period in relation to the early repayment in full of our 2020 Senior Notes. See “Note 8. Debt—Notes” to our condensed consolidated financial statements.

•

Our income tax expense for the three months ended March 31, 2019 decreased to $52 million from $53 million in the 2018 period. The income tax expense of Huntsman International for the three months ended March 31, 2019 decreased to $51 million from $52 million in the 2018 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

•

Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of our shares which allowed us to immediately deconsolidate Venator, and we elected the fair value option to account for our equity method investment in Venator. In addition to Venator, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

Segment Analysis

	Three months
	ended
	March 31,		Percent
(Dollars in millions)	2019	2018	Change
Revenues
Polyurethanes	$1,067	$1,222	(13)%
Performance Products	540	603	(10)%
Advanced Materials	272	279	(3)%
Textile Effects	189	200	(6)%
Corporate and eliminations	(34)	(9)	NM
Total	$2,034	$2,295	(11)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$140	$261	(46)%
Performance Products	80	102	(22)%
Advanced Materials	53	59	(10)%
Textile Effects	22	26	(15)%
Corporate and other	(38)	(43)	12%
Total	$257	$405	(37)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$140	$261	(46)%
Performance Products	80	102	(22)%
Advanced Materials	53	59	(10)%
Textile Effects	22	26	(15)%
Corporate and other	(36)	(40)	10%
Total	$259	$408	(37)%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2019 vs 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(13)%	(3)%	1%	2%
Performance Products	(5)%	(2)%	4%	(7)%
Advanced Materials	3%	(5)%	2%	(3)%
Textile Effects	12%	(5)%	—	(13)%
Total Company	(6)%	(3)%	5%	(7)%

	Three months ended March 31, 2019 vs December 31, 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(4)%	—	2%	(9)%
Performance Products	(5)%	—	—	1%
Advanced Materials	(3)%	—	4%	1%
Textile Effects	1%	1%	(1)%	(3)%
Total Company	(3)%	—	1%	(7)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended March 31, 2019 compared to the same period of 2018 was due to lower average MDI and MTBE selling prices, partially offset by higher MDI sales volumes. MDI average selling prices decreased primarily due to a decline in polymeric MDI selling prices in China and Europe. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MDI sales volumes increased primarily due to the start-up of our new Chinese MDI facility in 2018 and the acquisition of Demilec in the second quarter of 2018. The decrease in adjusted EBITDA was primarily due to lower MDI margins driven by lower MDI pricing and lower MTBE margins, partially offset by higher sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended March 31, 2019 compared to the same period of 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to weakened market conditions. Average selling prices decreased primarily due to lower raw material costs and weakened market conditions. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and lower average selling prices, primarily in our upstream intermediates businesses.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2019, compared to the same period in 2018 was due to lower average selling prices. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies, partially offset by higher local currency selling prices. The impact of sales volumes on revenues remained relatively flat as favorable product mix effect from sales volumes in our aerospace components market was offset by lower sales volumes in our power and automotive related markets. Segment adjusted EBITDA decreased due to higher fixed costs and higher raw material costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for the three months ended March 31, 2019 compared to the same period of 2018 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower demand resulting from market uncertainties surrounding U.S. and China trade as well as closures of textile mills in China due to regulatory measures. Average selling prices increased in response to higher raw material costs, partially offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and higher raw materials costs, partially offset by higher average selling prices.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2019, adjusted EBITDA from Corporate and other for Huntsman

Corporation increased by $5 million to a loss of $38 million from a loss of $43 million for the same period of 2018. For the three months ended March 31, 2019, adjusted EBITDA from Corporate and other for Huntsman International increased by $4 million to a loss of $36 million from a loss of $40 million for the same period of 2018. The change in adjusted EBITDA from Corporate and other resulted primarily from an increase in LIFO inventory reserves, partially offset by an increase in unallocated foreign currency exchange loss.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10‑Q.

Cash Flows for the Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Net cash (used in) provided by operating activities from continuing operations for the three months ended March 31, 2019 and 2018 was $(31) million and $111 million, respectively. The increase in net cash used in operating activities from continuing operations during the three months ended March 31, 2019 compared with the same period in 2018 was primarily attributable to decreased operating income as described in “—Results of Operations” above, and by an $10 million unfavorable variance in operating assets and liabilities for the three months ended March 31, 2019 as compared with the same period of 2018.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2019 and 2018 was $54 million and $69 million, respectively. During the three months ended March 31, 2019 and 2018, we paid $70 million and $55 million, respectively, for capital expenditures. During the three months ended March 31, 2018, we paid $14 million for the acquisition of a business, net of cash acquired. During the three months ended March 31, 2019, we received $16 million in proceeds from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 was $183 million and $(86) million, respectively. The increase in net cash provided by financing activities was primarily due to proceeds from the issuance of our 2029 Senior Notes, partially offset by the repayment of our 2020 Senior Notes. The increase was also due to increased borrowings on our 2018 Revolving Credit Facility.

Free cash flow from continuing operations for the three months ended March 31, 2019 and 2018 were the use of cash of $101 million and proceeds of $56 million, respectively. The reduction in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding acquisition and disposition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	March 31,	December 31,	Increase	Percent
	2019	2018	(Decrease)	Change
Cash and cash equivalents	$444	$340	$104	31%
Accounts and notes receivable, net	1,286	1,272	14	1%
Inventories	1,228	1,134	94	8%
Prepaid expenses	68	66	2	3%
Other current assets	110	146	(36)	(25)%
Total current assets	3,136	2,958	178	6%
Accounts payable	911	961	(50)	(5)%
Accrued liabilities	476	554	(78)	(14)%
Current portion of debt	276	96	180	188%
Current operating lease liabilities(a)	55	—	55	NM
Total current liabilities	1,718	1,611	107	7%
Working capital	$1,418	$1,347	$71	5%

NM—Not meaningful

Our working capital increased by $71 million as a result of the net impact of the following significant changes:

•	The increase in cash, cash equivalents and restricted cash of $104 million resulted from the matters identified on our condensed consolidated statements of cash flows.

•	Inventories increased by $94 million primarily due to higher inventory volumes.

•	Other current assets decreased by $36 million primarily due to lower bank acceptance drafts.

•

Accrued liabilities decreased by $78 million primarily due to the payment of accrued compensation, rebates and taxes, other than income, partially offset by an increase in current income taxes payable.

•	Current portion of debt increased by $180 million primarily due to increased borrowings on our 2018 Revolving Credit Facility.

•	Current operating lease liabilities were $55 million as of March 31, 2019 as a result of the adoption of the new lease standard in the first quarter of 2019.

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

Notes

See “Note 8. Debt—Direct and Subsidiary Debt—Notes” to our condensed consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

See “Note 8. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our condensed consolidated financial statements.

Compliance with Covenants

See “Note 8. Debt—Compliance with Covenants” to our condensed consolidated financial statements.

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2019, we had $1,445 million of combined cash and unused borrowing capacity, consisting of $444 million in cash and restricted cash, $957 million in availability under our 2018 Revolving Credit Facility, and $44 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

•

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $138 million for the three months ended March 31, 2019, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

•

During 2019, we expect to spend approximately $380 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities and cost reduction and expansion facilities. We expect to fund this spending with cash provided by operations.

•

During the three months ended March 31, 2019, we made contributions to our pension and postretirement benefit plans related to continuing operations of $22 million. During the remainder of 2019, we expect to contribute an additional amount of approximately $71 million to these plans.

•

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2019, we repurchased 1,525,767 shares of our common stock for approximately $34 million, excluding commissions, under the repurchase program, of which approximately $1 million was settled in April 2019. From April 1, 2019 through April 22, 2019, we repurchased an additional 316,958 shares of our common stock for approximately $8 million, excluding commissions.

•

On December 3, 2018, we sold an aggregate of 4,334,389, or 4% of Venator ordinary shares to Bank of America N.A. at a price determined based on the average of the daily volume weighted average price of the ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. The transaction allowed us to deconsolidate Venator beginning in December 2018, and following this transaction, we retained approximately 49% ownership in Venator. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, in the three months ended March 31, 2019, we recorded a gain of $75 million to record our equity method investment in Venator at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

•

On March 13, 2019, Huntsman International completed a $750 million offering of its 2029 Senior Notes. On March 27, 2019, Huntsman International applied the net proceeds of this offering to redeem in full $650 million in aggregate principal amount of its 2020 Senior Notes and associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million. See “Note 8. Debt—Direct and Subsidiary Debt—Notes” to our condensed consolidated financial statements.

•

On April 18, 2019, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 7 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2022. See “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

As of March 31, 2019, we had $276 million classified as current portion of debt, including borrowings on our 2018 Revolving Credit Facility of $235 million, debt at our variable interest entities of $27 million, and certain other short‑term facilities and scheduled amortization payments totaling $14 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short‑term facilities in the next twelve months.

As of March 31, 2019, we had approximately $376 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non‑U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

Critical Accounting Policies

Our critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March  31, 2019, we had approximately $194 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into  a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap is designated as a  cash flow hedge and the effective portion of the changes in the fair value of the swap is recorded in other comprehensive income. The fair value of this hedge on March 31, 2019 was nil.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2019, we have designated approximately €535 million (approximately $602 million) of euro-denominated debt as a hedge of our net investment. For the three months ended March  31, 2019 and 2018, the amount recognized on the hedge of our net investment was a gain of $8 million and a loss of $24 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty. See “Note 4. Discontinued Operations and Business Dispositions” and “Note 10. Fair Value” to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December  31, 2018.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the months ended March 31, 2019.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
January	515,863	$21.02	515,863	$713,000,000
February	761,601	22.70	326,258	705,000,000
March	683,646	22.93	683,646	690,000,000
Total	1,961,110	$22.34	1,525,767

(1)

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2019, we repurchased 1,525,767 shares of our common stock for approximately $34 million, excluding commissions, under the repurchase program, of which approximately $1 million was settled in April 2019.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
2.1		Share Purchase Agreement dated as of March 13, 2018, by and among Lux Insulation Management S.à r.l. & Partners S.C.A. and Lux Insulation Management S.à r.l. and Huntsman International LLC	8-K	2.1	March 31, 2018
3.1		Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	May 12, 2014
3.2		Fifth Amended and Restated Bylaws of Huntsman Corporation dated as of December 21, 2016	8-K	3.1	December 23, 2016
4.1		Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.1	March 13, 2019
4.2		First Supplemental Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.2	March 13, 2019
10.1	*	Letter Agreement dated as of June 3, 2015, between Rohit Aggarwal and Huntsman (Singapore) Pte Ltd
10.2		Amended and Restated European Receivables Loan Agreement dated as of April 18, 2019, among Huntsman International, Huntsman Receivables Finance LLC, Vantico Group S.à r.l. and HSBC Bank plc, as administrative agent and collateral agent	8-K	10.2	April 24, 2019
10.3		Master Amendment No. 7 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchasing Agreement and Transaction Documents, dated as of April 18, 2019, among Huntsman International, Huntsman Receivables Finance II LLC, Vantico Group S.à r.l., PNC Bank, National Association, as administrative agent, and the other financial institutions party thereto	8-K	10.1	April 24, 2019
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2019	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)