Form 10-Q
period 2019-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2019-07-30
CIK 1307954, 1089748

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Huntsman Corporation	Yes ☒	No ◻
Huntsman International LLC	Yes ☒	No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Huntsman Corporation	Yes ☒	No ◻
Huntsman International LLC	Yes ☒	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Huntsman Corporation	Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐
Huntsman International LLC	Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☐	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Huntsman Corporation	◻
Huntsman International LLC	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation	Yes ☐	No ⌧
Huntsman International LLC	Yes ☐	No ⌧

On July 22, 2019, 229,470,229 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2019

FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, business separations, spin-offs, or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation any projections derived from management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable law.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$449	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $21 and $22, respectively), ($372 and $341 pledged as collateral, respectively)(a)	1,296	1,254
Accounts receivable from affiliates	14	18
Inventories(a)	1,094	1,134
Prepaid expenses	59	66
Other current assets(a)	101	146
Total current assets	3,013	2,958
Property, plant and equipment, net(a)	3,047	3,064
Investment in unconsolidated affiliates	596	526
Intangible assets, net(a)	212	219
Goodwill	275	275
Deferred income taxes	293	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	445	—
Other noncurrent assets(a)	585	553
Total assets	$8,500	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$898	$929
Accounts payable to affiliates	27	32
Accrued liabilities(a)	437	554
Current portion of debt(a)	228	96
Current operating lease liabilities(a)	60	—
Total current liabilities	1,650	1,611
Long-term debt(a)	2,277	2,224
Deferred income taxes	324	296
Noncurrent operating lease liabilities(a)	419	—
Other noncurrent liabilities(a)	1,010	1,073
Total liabilities	5,680	5,204
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 257,253,501 and 256,006,849 shares issued and 228,700,570 and 232,994,172 shares outstanding, respectively	3	3
Additional paid-in capital	4,013	3,984
Treasury stock, 28,552,934 and 23,012,680 shares, respectively	(542)	(427)
Unearned stock-based compensation	(24)	(16)
Retained earnings	432	292
Accumulated other comprehensive loss	(1,271)	(1,316)
Total Huntsman Corporation stockholders’ equity	2,611	2,520
Noncontrolling interests in subsidiaries	209	229
Total equity	2,820	2,749
Total liabilities and equity	$8,500	$7,953
(a)	At June 30, 2019 and December 31, 2018, respectively, $19 and $7 of cash and cash equivalents, $29 and $30 of accounts and notes receivable (net), $38 and $49 of inventories, $5 each of other current assets, $263 and $265 of property, plant and equipment (net), $10 each of intangible assets (net), $44 and $52 of other noncurrent assets, $97 and $123 of accounts payable, $25 and $30 of accrued liabilities, $36 and $25 of current portion of debt, $5 and nil of current operating lease liabilities, $45 and $61 of long-term debt, $14 and nil of noncurrent operating lease liabilities and $95 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Trade sales, services and fees, net	$2,160	$2,367	$4,164	$4,622
Related party sales	34	37	64	77
Total revenues	2,194	2,404	4,228	4,699
Cost of goods sold	1,761	1,849	3,398	3,604
Gross profit	433	555	830	1,095
Operating expenses:
Selling, general and administrative	196	207	412	399
Research and development	39	38	76	76
Restructuring, impairment and plant closing costs	—	1	1	3
Merger costs	—	1	—	1
Other operating (income) expense, net	(5)	9	(7)	21
Total operating expenses	230	256	482	500
Operating income	203	299	348	595
Interest expense	(29)	(29)	(59)	(56)
Equity in income of investment in unconsolidated affiliates	12	18	22	31
Fair value adjustments to Venator investment	(18)	—	58	—
Loss on early extinguishment of debt	—	(3)	(23)	(3)
Other income, net	2	8	6	15
Income from continuing operations before income taxes	170	293	352	582
Income tax expense	(50)	(4)	(102)	(57)
Income from continuing operations	120	289	250	525
(Loss) income from discontinued operations, net of tax	(2)	334	(1)	448
Net income	118	623	249	973
Net income attributable to noncontrolling interests	(8)	(209)	(20)	(285)
Net income attributable to Huntsman Corporation	$110	$414	$229	$688

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.49	$1.12	$0.99	$2.01
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.61	—	0.86
Net income attributable to Huntsman Corporation common stockholders	$0.48	$1.73	$0.99	$2.87
Weighted average shares	230.6	238.7	231.9	239.8

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.48	$1.11	$0.98	$1.98
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.60	—	0.84
Net income attributable to Huntsman Corporation common stockholders	$0.47	$1.71	$0.98	$2.82
Weighted average shares	232.1	242.7	233.6	244.2

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$112	$268	$230	$483
(Loss) income from discontinued operations, net of tax	(2)	146	(1)	205
Net income	$110	$414	$229	$688

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$118	$623	$249	$973
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(22)	(202)	20	(115)
Pension and other postretirement benefits adjustments	13	20	25	45
Other, net	—	1	—	(8)
Other comprehensive (loss) income, net of tax	(9)	(181)	45	(78)
Comprehensive income	109	442	294	895
Comprehensive income attributable to noncontrolling interests	(6)	(171)	(20)	(254)
Comprehensive income attributable to Huntsman Corporation	$103	$271	$274	$641

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2019	232,994,172	$3	$3,984	$(427)	$(16)	$292	$(1,316)	$229	$2,749
Net income	—	—	—	—	—	119	—	12	131
Other comprehensive income	—	—	—	—	—	—	52	2	54
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	1,619,502	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(483,053)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	78,054	—	1	—	—	—	—	—	1
Treasury stock repurchased	(1,525,767)	—	—	(34)	—	—	—	—	(34)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2019	232,682,908	3	4,010	(461)	(28)	360	(1,264)	243	2,863
Net income	—	—	—	—	—	110	—	8	118
Other comprehensive loss	—	—	—	—	—	—	(7)	(2)	(9)
Vesting of stock awards	6,701	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(1,732)	—	—	—	—	—	—	—	—
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Stock options exercised	27,180	—	1	—	—	—	—	—	1
Treasury stock repurchased	(4,014,487)	—	—	(81)	—	—	—	—	(81)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance, June 30, 2019	228,700,570	$3	$4,013	$(542)	$(24)	$432	$(1,271)	$209	$2,820

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$751	$3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Net income	—	—	—	—	—	274	—	76	350
Other comprehensive income	—	—	—	—	—	—	80	23	103
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	985,493	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(253,345)	—	—	—	—	(11)	—	—	(11)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Stock options exercised	571,417	—	7	—	—	(2)	—	—	5
Treasury stock repurchased	(1,685,300)	—	—	(51)	—	—	—	—	(51)
Disposition of a portion of Venator	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	27	27
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2018	239,831,871	3	3,939	(201)	(26)	393	(1,198)	859	3,769
Net income	—	—	—	—	—	414	—	209	623
Other comprehensive loss	—	—	—	—	—	—	(132)	(49)	(181)
Vesting of stock awards	124,320	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(1,533)	—	—	—	—	(18)	—	—	(18)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Stock options exercised	1,517,717	—	36	—	—	(26)	—	—	10
Treasury stock repurchased	(2,947,102)	—	—	(87)	—	—	—	—	(87)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, June 30, 2018	238,525,273	$3	$3,977	$(288)	$(22)	$724	$(1,330)	$1,006	$4,070

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2019	2018
Operating Activities:
Net income	$249	$973
Less: Loss (income) from discontinued operations, net of tax	1	(448)
Income from continuing operations	250	525
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(22)	(31)
Unrealized gains on fair value adjustments to Venator investment	(57)	—
Cash received from return on investment in unconsolidated subsidiary	10	—
Depreciation and amortization	182	165
Loss on disposal of businesses/assets, net	—	3
Loss on early extinguishment of debt	23	3
Noncash interest expense	2	1
Noncash restructuring and impairment charges	—	2
Deferred income taxes	55	(86)
Noncash loss on foreign currency transactions	4	4
Stock-based compensation	15	15
Other, net	—	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(39)	(94)
Inventories	45	(107)
Prepaid expenses	6	(1)
Other current assets	31	7
Other noncurrent assets	(38)	(68)
Accounts payable	(47)	50
Accrued liabilities	(108)	(92)
Other noncurrent liabilities	(39)	40
Net cash provided by operating activities from continuing operations	273	339
Net cash provided by operating activities from discontinued operations	—	301
Net cash provided by operating activities	273	640

Investing Activities:
Capital expenditures	(136)	(109)
Acquisition of a business, net of cash acquired	—	(370)
Cash received from forward swap contract related to the sale of investment in Venator	16	—
Other	2	(1)
Net cash used in investing activities from continuing operations	(118)	(480)
Net cash used in investing activities from discontinued operations	—	(161)
Net cash used in investing activities	(118)	(641)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2019	2018
Financing Activities:
Net borrowings on revolving loan facilities	$126	$315
Repayments of long-term debt	(662)	(13)
Proceeds from issuance of long-term debt	742	—
Repayments of short-term debt	—	(4)
Borrowings on short-term debt	—	4
Repayments of notes payable	(14)	(18)
Debt issuance costs paid	(7)	(4)
Dividends paid to noncontrolling interests	(10)	(31)
Dividends paid to common stockholders	(77)	(78)
Repurchase and cancellation of stock awards	(12)	(29)
Proceeds from issuance of common stock	2	15
Repurchase of common stock	(115)	(135)
Costs of early extinguishment of debt	(21)	—
Proceeds from the secondary offering of Venator	—	44
Cash paid for expenses of the secondary offering of Venator	—	(2)
Net cash (used in) provided by financing activities	(48)	64
Effect of exchange rate changes on cash	2	(19)
Increase in cash, cash equivalents and restricted cash	109	44
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	481
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238
Cash, cash equivalents and restricted cash at end of period	$449	$763

Supplemental cash flow information:
Cash paid for interest	$53	$83
Cash paid for income taxes	68	97

As of June 30, 2019 and 2018, the amount of capital expenditures in accounts payable was $48 million and $26 million, respectively. In addition, as of June 30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the initial public offering date was $24 million and $20 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$449	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $21 and $22, respectively), ($372 and $341 pledged as collateral, respectively)(a)	1,296	1,254
Accounts receivable from affiliates	409	399
Inventories(a)	1,094	1,134
Prepaid expenses	59	65
Other current assets(a)	103	148
Total current assets	3,410	3,340
Property, plant and equipment, net(a)	3,047	3,064
Investment in unconsolidated affiliates	596	526
Intangible assets, net(a)	212	219
Goodwill	275	275
Deferred income taxes	293	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	445	—
Other noncurrent assets(a)	584	553
Total assets	$8,896	$8,335

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$898	$929
Accounts payable to affiliates	107	104
Accrued liabilities(a)	434	551
Notes payable to affiliates	100	100
Current portion of debt(a)	228	96
Current operating lease liabilities(a)	60	—
Total current liabilities	1,827	1,780
Long-term debt(a)	2,277	2,224
Notes payable to affiliates	373	488
Deferred income taxes	321	294
Noncurrent operating lease liabilities(a)	419	—
Other noncurrent liabilities(a)	1,003	1,061
Total liabilities	6,220	5,847
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,672	3,658
Retained earnings (accumulated deficit)	57	(91)
Accumulated other comprehensive loss	(1,262)	(1,308)
Total Huntsman International LLC members’ equity	2,467	2,259
Noncontrolling interests in subsidiaries	209	229
Total equity	2,676	2,488
Total liabilities and equity	$8,896	$8,335
(a)	At June 30, 2019 and December 31, 2018, respectively, $19 and $7 of cash and cash equivalents, $29 and $30 of accounts and notes receivable (net), $38 and $49 of inventories, $5 each of other current assets, $263 and $265 of property, plant and equipment (net), $10 each of intangible assets (net), $44 and $52 of other noncurrent assets, $97 and $123 of accounts payable, $25 and $30 of accrued liabilities, $36 and $25 of current portion of debt, $5 and nil of current operating lease liabilities, $45 and $61 of long-term debt, $14 and nil of noncurrent operating lease liabilities, and $95 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Trade sales, services and fees, net	$2,160	$2,367	$4,164	$4,622
Related party sales	34	37	64	77
Total revenues	2,194	2,404	4,228	4,699
Cost of goods sold	1,761	1,848	3,398	3,602
Gross profit	433	556	830	1,097
Operating expenses:
Selling, general and administrative	195	206	409	397
Research and development	39	38	76	76
Restructuring, impairment and plant closing costs	—	1	1	3
Merger costs	—	1	—	1
Other operating (income) expense, net	(5)	9	(7)	21
Total operating expenses	229	255	479	498
Operating income	204	301	351	599
Interest expense	(33)	(34)	(68)	(66)
Equity in income of investment in unconsolidated affiliates	12	18	22	31
Fair value adjustments to Venator investment	(18)	—	58	—
Loss on early extinguishment of debt	—	(3)	(23)	(3)
Other income, net	1	7	4	13
Income from continuing operations before income taxes	166	289	344	574
Income tax expense	(49)	(3)	(100)	(55)
Income from continuing operations	117	286	244	519
(Loss) income from discontinued operations, net of tax	(2)	334	(1)	448
Net income	115	620	243	967
Net income attributable to noncontrolling interests	(8)	(209)	(20)	(285)
Net income attributable to Huntsman International LLC	$107	$411	$223	$682

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$115	$620	$243	$967
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(21)	(200)	20	(115)
Pension and other postretirement benefits adjustments	13	20	26	45
Other, net	—	—	—	(5)
Other comprehensive (loss) income, net of tax	(8)	(180)	46	(75)
Comprehensive income	107	440	289	892
Comprehensive income attributable to noncontrolling interests	(6)	(171)	(20)	(254)
Comprehensive income attributable to Huntsman International LLC	$101	$269	$269	$638

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity		Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit	loss	subsidiaries	equity
Balance, January 1, 2019	2,728	$3,658	$(91)	$(1,308)	$229	$2,488
Net income	—	—	116	—	12	128
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	52	2	54
Contribution from parent	—	7	—	—	—	7
Balance, March 31, 2019	2,728	3,665	(12)	(1,256)	243	2,640
Net income	—	—	107	—	8	115
Dividends paid to parent	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	(6)	(2)	(8)
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(40)	(40)
Balance, June 30, 2019	2,728	$3,672	$57	$(1,262)	$209	$2,676

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity		Accumulated	comprehensive	interests in	Total
	Units	Amount	deficit	loss	subsidiaries	equity
Balance, January 1, 2018	2,728	$3,616	$(270)	$(1,263)	$751	$2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Net income	—	—	271	—	76	347
Dividends paid to parent	—	—	(39)	—	—	(39)
Other comprehensive income	—	—	—	82	23	105
Contribution from parent	—	7	—	—	—	7
Disposition of a portion of Venator	—	18	—	—	—	18
Costs of secondary offering of Venator	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	(18)	(18)
Balance, March 31, 2018	2,728	3,639	(28)	(1,191)	859	3,279
Net income	—	—	411	—	209	620
Dividends paid to parent	—	—	(39)	—	—	(39)
Other comprehensive loss	—	—	—	(131)	(49)	(180)
Contribution from parent	—	7	—	—	—	7
Dividends paid to noncontrolling interests	—	—	—	—	(13)	(13)
Balance, June 30, 2018	2,728	$3,646	$344	$(1,322)	$1,006	$3,674

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2019	2018
Operating Activities:
Net income	$243	$967
Less: Loss (income) from discontinued operations, net of tax	1	(448)
Income from continuing operations	244	519
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(22)	(31)
Unrealized gains on fair value adjustments to Venator investment	(57)	—
Cash received from return on investment in unconsolidated subsidiary	10	—
Depreciation and amortization	182	164
Loss on disposal of businesses/assets, net	—	3
Loss on early extinguishment of debt	23	3
Noncash interest expense	11	11
Noncash restructuring and impairment charges	—	2
Deferred income taxes	54	(86)
Noncash loss on foreign currency transactions	4	4
Noncash compensation	14	14
Other, net	—	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(39)	(96)
Inventories	45	(107)
Prepaid expenses	5	(1)
Other current assets	29	5
Other noncurrent assets	(38)	(68)
Accounts payable	(55)	40
Accrued liabilities	(108)	(92)
Other noncurrent liabilities	(37)	42
Net cash provided by operating activities from continuing operations	265	329
Net cash provided by operating activities from discontinued operations	—	301
Net cash provided by operating activities	265	630

Investing Activities:
Capital expenditures	(136)	(109)
Acquisition of a business, net of cash acquired	—	(370)
Increase in receivable from affiliate	(5)	(23)
Cash received from forward swap contract related to the sale of investment in Venator	16	—
Other, net	3	(1)
Net cash used in investing activities from continuing operations	(122)	(503)
Net cash used in investing activities from discontinued operations	—	(161)
Net cash used in investing activities	(122)	(664)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2019	2018
Financing Activities:
Net borrowings on revolving loan facilities	$126	$315
Repayments of long-term debt	(662)	(13)
Proceeds from issuance of long-term debt	742	—
Repayments of short-term debt	—	(4)
Borrowings on short-term debt	—	4
Repayments of notes payable to affiliate	(115)	(115)
Repayments of notes payable	(14)	(18)
Debt issuance costs paid	(7)	(4)
Dividends paid to noncontrolling interests	(10)	(31)
Dividends paid to parent	(75)	(78)
Costs of early extinguishment of debt	(21)	—
Proceeds from the secondary offering of Venator	—	44
Cash paid for expenses of the secondary offering of Venator	—	(2)
Net cash (used in) provided by financing activities	(36)	98
Effect of exchange rate changes on cash	2	(19)
Increase in cash, cash equivalents and restricted cash	109	45
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	479
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238
Cash, cash equivalents and restricted cash at end of period	$449	$762

Supplemental cash flow information:
Cash paid for interest	$53	$83
Cash paid for income taxes	68	97

As June 30, 2019 and 2018, the amount of capital expenditures in accounts payable was $48 million and $26 million, respectively. During each of the six months ended June 30, 2019 and 2018, Huntsman Corporation contributed $14 million related to stock-based compensation for continuing operations. In addition, as of June 30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the initial public offering date was $24 million and $20 million, respectively.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018 for our Company and Huntsman International.

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

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) through an initial public offering (“IPO”) of ordinary shares of Venator Materials PLC (“Venator”), formerly a wholly-owned subsidiary. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of Venator ordinary shares which allowed us to immediately deconsolidate Venator and account for our remaining ownership interest in Venator as an equity method investment using the fair value option. For more information, see “Note 4. Business Dispositions—Separation and Deconsolidation of Venator.” In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We also report the results of operations of these businesses as discontinued operations.

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

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

●	purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

●	the different capital structures; and

●	a note payable from Huntsman International to us.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated.

Recent Developments

Acquisition of Remaining 50% Interest in Sasol-Huntsman Joint Venture

On July 26, 2019, we announced that we signed a definitive agreement with Sasol, our joint venture partner, to acquire the remaining 50% interest that we do not own in the Sasol-Huntsman maleic anhydride joint venture. The joint venture owns a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We will pay $92.5 million for the remaining interest in the joint venture, adjusted for net debt and other agreed upon adjustments, funded from our available liquidity. We anticipate the closing of this transaction to occur in the fourth quarter of 2019, subject to regulatory approvals and customary closing conditions.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships as well as the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements to increase the understandability of the results of an entity’s intended hedging strategies. The amendments in this ASU also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Transition requirements and elections should be applied to hedging relationships existing on the date of adoption. For cash flow and net investment hedges, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness, and the amended presentation and disclosure guidance is required only prospectively. We adopted the amendments in this ASU effective January 1, 2019, and the initial adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements or U.S. GAAP. For filings on Form 10-Q, the final rule, amongst other items, extends to interim periods the annual requirement to disclose changes in stockholders’ equity. As amended by the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the then current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule became effective on November 5, 2018, that date being 30 days after its publication in the Federal Register. We applied these changes in the presentation of stockholders’ equity beginning in the first quarter of 2019.

Accounting Pronouncements Pending Adoption in Future Periods

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this ASU. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

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

Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were approximately $1 million for the six months ended June 30, 2018. The Demilec Acquisition was aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets.

We have accounted for the Demilec Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Demilec Acquisition in Q2 2018	$357
Purchase price adjustment received in Q3 2018	(4)
Net acquisition cost	$353

Cash	$1
Accounts receivable	31
Inventories	23
Prepaid expenses and other current assets	1
Property, plant and equipment, net	21
Intangible assets	177
Goodwill	140
Accounts payable	(16)
Accrued liabilities	(3)
Deferred income taxes	(22)
Other noncurrent liabilities	—
Total fair value of net assets acquired	$353

As a result of a preliminary valuation of the assets and liabilities, reallocations were made during 2018 in certain property, plant and equipment, intangible asset, goodwill and deferred tax balances. As a result of the finalization of the valuation of the assets and liabilities, additional reallocations were made in 2019 in certain goodwill, other noncurrent liabilities and deferred tax balances. Intangible assets acquired consist primarily of trademarks, trade secrets and customer relationships, all of which are being amortized over 15 years. We have assigned any excess of the acquisition cost of the fair values to goodwill. During the third quarter of 2018, we received $4 million related to the settlement of certain purchase price adjustments. The goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets, and synergies.

If this acquisition were to have occurred on January 1, 2018, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

	Pro Forma (Unaudited)
	Three months	Six months
	ended	ended
	June 30, 2018	June 30, 2018
Revenues	$2,418	$4,757
Net income	623	962
Net income attributable to Huntsman Corporation	414	677

Income per share:
Basic	1.73	2.82
Diluted	1.71	2.77

	Pro Forma (Unaudited)
	Three months	Six months
	ended	ended
	June 30, 2018	June 30, 2018
Revenues	$2,418	$4,754
Net income	620	956
Net income attributable to Huntsman International	411	671

4. BUSINESS DISPOSITIONS

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

On December 3, 2018, we sold an aggregate of 4,334,389, or 4%, of Venator ordinary shares to Bank of America N.A. at a price determined based on the average of the daily volume weighted average price of Venator ordinary shares over an agreed period (the “Forward Swap”). Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. Following this transaction, we retained approximately 49% ownership in Venator and this transaction allowed us to deconsolidate Venator beginning in December 2018, and thus we began accounting for our remaining interest in Venator as an equity method investment and elected the fair value option to account for our equity method investment in Venator.

Although we intend to monetize our remaining 49% ownership in Venator, our ability to sell our ordinary shares of Venator at a reasonable price is dependent upon the prevailing market value of Venator common stock. The depressed Venator stock price inhibits our ability to sell our remaining shares of Venator at a reasonable price, which could continue for more than twelve months. Therefore, in December 2018, our equity method investment in Venator did not meet the held for sale criteria and our equity method investment in Venator was recorded in continuing operations.

During the first quarter of 2019, we recorded a gain of $1 million to record the Forward Swap at fair value. Accordingly, for the three and six months ended June 30, 2019, we recorded a loss of $18 million and a gain of $57 million, respectively, to record our investment in Venator at fair value. These gains and losses were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

The following table summarizes major classes of line items constituting pretax and after-tax income of discontinued operations (dollars in millions):

	Three months	Six months
	ended	ended
	June 30, 2018	June 30, 2018
Major classes of line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$630	$1,257
Cost of goods sold	118	594
Other expense items, net that are not major	94	111
Income from discontinued operations before income taxes	418	552
Income tax expense	(84)	(104)
Income from discontinued operations, net of tax	334	448
Net income attributable to noncontrolling interests	(2)	(4)
Net income attributable to discontinued operations	$332	$444

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out, and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2019	2018
Raw materials and supplies	$222	$215
Work in progress	55	51
Finished goods	868	927
Total	1,145	1,193
LIFO reserves	(51)	(59)
Net inventories	$1,094	$1,134

For both June 30, 2019 and December 31, 2018, approximately 13% of inventories were recorded using the LIFO cost method.

6. VARIABLE INTEREST ENTITIES

We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

●	Rubicon LLC is our 50%-owned joint venture with Lanxess that manufactures products for our Polyurethanes and Performance Products segments. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

●	Arabian Amines Company is our 50%-owned joint venture with Zamil group that manufactures products for our Performance Products segment. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company’s production and sell it to our customers. Substantially all of the joint venture’s activities are conducted on our behalf.

●	Sasol-Huntsman is our 50%-owned joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. This joint venture manufactures products for our Performance Products segment. The joint venture uses our technology and expertise, and at the time of the last reconsideration event, we took on a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we assumed the default risk. On July 26, 2019, we announced that we signed a definitive agreement with Sasol to acquire the remaining 50% interest that we do not own in the Sasol-Huntsman maleic anhydride joint venture. See “Note 1. General—Recent Developments.”

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at June 30, 2019, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of June 30, 2019 and our consolidated balance sheet as of December 31, 2018 (dollars in millions):

	June 30,	December 31,
	2019	2018
Current assets	$92	$92
Property, plant and equipment, net	263	265
Operating lease right-of-use assets	19	—
Other noncurrent assets	152	136
Deferred income taxes	32	32
Intangible assets	10	10
Goodwill	13	14
Total assets	$581	$549
Current liabilities	$162	$178
Long-term debt	45	61
Deferred income taxes	11	11
Noncurrent operating lease liabilities	14	—
Other noncurrent liabilities	95	97
Total liabilities	$327	$347

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2019 and 2018 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$31	$39	$67	$77
Income from continuing operations before income taxes	4	9	13	19
Net cash provided by operating activities	29	14	60	29

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

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our variable lease cost was nil for the both the three and six months ended June 30, 2019. Our leases have remaining lives from one month to 38 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one year to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information are as follows (dollars in millions):

	Three months	Six months
	ended	ended
	June 30, 2019	June 30, 2019
Operating lease expense:
Cost of goods sold	$16	$32
Selling, general and administrative	4	8
Research and development	2	3
Total operating lease expense(1)	$22	$43

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$35

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$5	$472
(1)	Total operating lease expense includes short-term lease expense of approximately $1 million for each of the three and six months ended June 30, 2019.

The weighted-average lease term and discount rate for our operating leases are as follows:

Weighted-average remaining lease term	10 years
Weighted-average discount rate	4.3%

The undiscounted cash flows of operating lease liabilities as of June 30, 2019 are as follows (dollars in millions):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$39
2020	73
2021	68
2022	60
2023	55
Thereafter	293
Total lease payments	588
Less imputed interest	(109)
Total	$479

Future minimum lease payments under operating leases as of December 31, 2018 are as follows (dollars in millions):

Year ending December 31,
2019	$59
2020	53
2021	52
2022	49
2023	45
Thereafter	234
$492

As of June 30, 2019, we have additional leases, primarily for leases of manufacturing facilities, that have not yet commenced of approximately $45 million. These leases will commence beginning in 2019 through 2021 with lease terms of 20 years.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	June 30,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$185	$50
Amounts outstanding under A/R programs	236	252
Senior notes	1,977	1,892
Variable interest entities	81	86
Other	26	40
Total debt	$2,505	$2,320
Total current portion of debt	$228	$96
Long-term portion of debt	2,277	2,224
Total debt	$2,505	$2,320

Huntsman International

	June 30,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$185	$50
Amounts outstanding under A/R programs	236	252
Senior notes	1,977	1,892
Variable interest entities	81	86
Other	26	40
Total debt, excluding debt to affiliates	$2,505	$2,320
Total current portion of debt	$228	$96
Long-term portion of debt	2,277	2,224
Total debt, excluding debt to affiliates	$2,505	$2,320
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	373	488
Total debt	$2,978	$2,908

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

Certain of our subsidiaries have third-party debt agreements that contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. As of June 30, 2019 and December 31, 2018, the amount of debt issuance costs directly reducing the debt liability was $12 million and $8 million, respectively. We record the amortization of debt issuance costs as interest expense.

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

In connection with entering into the 2018 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss on early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released. As of June 30, 2019, our 2018 Revolving Credit Facility was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$185	(1)	$—	(1)	$185	(1)	USD LIBOR plus 1.50%	2023
(1)	On June 30, 2019, we had an additional $8 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)	Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of June 30, 2019 was 1.50% above LIBOR.

A/R Programs

Our U.S. A/R Program and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE. Information regarding our A/R Programs as of June 30, 2019 was as follows (monetary amounts in millions):

On April 18, 2019, we entered into amendments to the EU A/R Program (the “European Amendment”) and the U.S. A/R Program (the “U.S. Amendment”). The European Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022, reduced the facility maximum funding availability from €150 million to €100 million and made certain other amendments. The U.S. Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022 and made certain other amendments.

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$250	$150	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€76		Applicable rate plus 1.30%
		(or approximately $114)	(or approximately $86)
(1)	The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of June 30, 2019, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2019 and December 31, 2018, $372 million and $341 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

On March 13, 2019, Huntsman International completed a $750 million offering of its 4.50% senior notes due 2029 (“2029 Senior Notes”). On March 27, 2019, Huntsman International applied the net proceeds of the offering of the 2029 Senior Notes to redeem in full $650 million in aggregate principal amount of its 4.875% senior notes due 2020 (“2020 Senior Notes”) and also paid associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million.

The 2029 Senior Notes bear interest at 4.50% per year, payable semi-annually on May 1 and November 1, and will mature on May 1, 2029. Huntsman International may redeem the 2029 Senior Notes in whole or in part at any time prior to February 1, 2029 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. Huntsman International may redeem the 2029 Senior Notes at any time, in whole or from time to time in part, on or after February 1, 2029 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.

Note Payable from Huntsman International to Huntsman Corporation

As of June 30, 2019, we had a loan of $473 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of June 30, 2019 on our condensed consolidated balance sheets. As of June 30, 2019, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our 2018 Revolving Credit Facility).

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2019, we had approximately $191 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap is designated as a cash flow hedge and the effective portion of the changes in the fair value of the swap is recorded in other comprehensive income. The fair value of this hedge on June 30, 2019 was approximately $1 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheet.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2019, we have designated approximately €475 million (approximately $540 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2019 and 2018, the amount recognized on the hedge of our net investment was a gain of $3 million and a gain of $24 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty. See “Note 4. Business Dispositions” and “Note 10. Fair Value.”

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$24	$24	$23	$23
Forward swap contract related to the sale of investment in Venator	—	—	14	14
Interest rate contracts	(1)	(1)	—	—
Long-term debt (including current portion)	(2,505)	(2,664)	(2,320)	(2,403)

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2019, and current estimates of fair value may differ significantly from the amounts presented herein.

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	June 30,	for identical	inputs	inputs
Description	2019	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$24	$24	$—	$—

Liabilities:
Derivatives:
Interest rate contracts	$(1)	$—	$(1)	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2018	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$23	$23	$—	$—

Derivatives:
Forward swap contract related to the sale of investment in Venator(1)	14	—	14	—
	$37	$23	$14	$—
(1)	In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty.

During the six months ended June 30, 2019, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

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

The following tables disaggregate our revenue by major source for the three months ended June 30, 2019 and 2018 (dollars in millions):

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$453	$291	$77	$16	$(18)	$819
Europe	260	98	108	36	(7)	495
Asia Pacific	279	95	71	127	(1)	571
Rest of world	206	53	19	36	(5)	309
	$1,198	$537	$275	$215	$(31)	$2,194

Major Product Groupings
MDI urethanes	$1,066					$1,066
MTBE	132					132
Differentiated		$497				497
Upstream		40				40
Specialty			$231			231
Non-specialty			44			44
Textile chemicals and dyes and digital inks				$215		215
Eliminations					$(31)	(31)
	$1,198	$537	$275	$215	$(31)	$2,194

2018	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$451	$316	$75	$17	$(9)	$850
Europe	335	112	116	37	(9)	591
Asia Pacific	309	115	79	134	(3)	634
Rest of world	218	50	22	39	—	329
	$1,313	$593	$292	$227	$(21)	$2,404

Major Product Groupings
MDI urethanes	$1,179					$1,179
MTBE	134					134
Differentiated		$540				540
Upstream		53				53
Specialty			$242			242
Non-specialty			50			50
Textile chemicals and dyes and digital inks				$227		227
Eliminations					$(21)	(21)
	$1,313	$593	$292	$227	$(21)	$2,404

The following tables disaggregate our revenue by major source for the six months ended June 30, 2019 and 2018 (dollars in millions):

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$844	$586	$150	$33	$(55)	$1,558
Europe	530	207	229	70	(6)	1,030
Asia Pacific	516	186	132	232	(1)	1,065
Rest of world	375	98	36	69	(3)	575
	$2,265	$1,077	$547	$404	$(65)	$4,228

Major Product Groupings
MDI urethanes	$2,043					$2,043
MTBE	222					222
Differentiated		$994				994
Upstream		83				83
Specialty			$461			461
Non-specialty			86			86
Textile chemicals and dyes and digital inks				$404		404
Eliminations					$(65)	(65)
	$2,265	$1,077	$547	$404	$(65)	$4,228

2018	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$808	$659	$144	$34	$(17)	$1,628
Europe	675	220	234	72	(10)	1,191
Asia Pacific	608	225	147	248	(3)	1,225
Rest of world	444	92	46	73	—	655
	$2,535	$1,196	$571	$427	$(30)	$4,699

Major Product Groupings
MDI urethanes	$2,264					$2,264
MTBE	271					271
Differentiated		$1,079				1,079
Upstream		117				117
Specialty			$478			478
Non-specialty			93			93
Textile chemicals and dyes and digital inks				$427		427
Eliminations					$(30)	(30)
	$2,535	$1,196	$571	$427	$(30)	$4,699
(1)	Geographic information for revenues is based upon countries into which product is sold.

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

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$14	$16	$—	$—
Interest cost	21	20	1	1
Expected return on assets	(41)	(43)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(2)
Amortization of actuarial loss	18	18	—	1
Net periodic benefit cost	$11	$10	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$29	$33	$1	$1
Interest cost	42	40	1	2
Expected return on assets	(82)	(86)	—	—
Amortization of prior service benefit	(3)	(3)	(3)	(3)
Amortization of actuarial loss	36	36	1	1
Settlement loss	—	2	—	—
Net periodic benefit cost	$22	$22	$—	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$14	$16	$—	$—
Interest cost	21	20	1	1
Expected return on assets	(41)	(43)	—	—
Amortization of prior service benefit	(1)	(1)	—	(2)
Amortization of actuarial loss	19	19	(1)	1
Net periodic benefit cost	$12	$11	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$29	$33	$1	$1
Interest cost	42	40	1	2
Expected return on assets	(82)	(86)	—	—
Amortization of prior service benefit	(3)	(3)	(3)	(3)
Amortization of actuarial loss	38	38	1	1
Settlement loss	—	2	—	—
Net periodic benefit cost	$24	$24	$—	$1

During the six months ended June 30, 2019 and 2018, we made contributions to our pension and other postretirement benefit plans of $42 million and $46 million, respectively. During the remainder of 2019, we expect to contribute an additional amount of approximately $51 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2019, we repurchased 5,540,254 shares of our common stock for approximately $115 million, excluding commissions, under the repurchase program.

Dividends on Common Stock

During the quarter ended June 30, 2019 we paid dividends of $38 million, or $0.1625 per share to common stockholders. During each of the quarters ended June 30, 2018 and March 31, 2019 and 2018 we paid dividends of $39 million, or $0.1625 per share, to common stockholders.

14. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive income before reclassifications, gross	19	—	—	—	19	—	19
Tax benefit	1	—	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	31	—	—	31	—	31
Tax expense	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive income	20	25	—	—	45	—	45
Ending balance, June 30, 2019	$(351)	$(969)	$8	$5	$(1,307)	$36	$(1,271)
(a)	Amounts are net of tax of $70 and $71 as of June 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $129 and $135 as of June 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive (loss) income before reclassifications, gross	(105)	2	1	—	(102)	31	(71)
Tax expense	(10)	—	—	(3)	(13)	—	(13)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	41	—	—	41	—	41
Tax benefit (expense)	—	2	—	(6)	(4)	—	(4)
Net current-period other comprehensive (loss) income	(115)	45	1	(9)	(78)	31	(47)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Ending balance, June 30, 2018	$(364)	$(1,144)	$4	$5	$(1,499)	$169	$(1,330)
(a)	Amounts are net of tax of $75 and $65 as of June 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $174 and $172 as of June 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Six months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	June 30, 2019	June 30, 2019	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(6)	(b)
Actuarial loss	19	37	(b)(c)
	16	31	Total before tax
	(3)	(6)	Income tax expense
Total reclassifications for the period	$13	$25	Net of tax

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Six months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	June 30, 2018	June 30, 2018	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(6)	(b)
Settlement loss	—	2	(b)
Actuarial loss	22	45	(b)(c)
	19	41	Total before tax
	(3)	2	Income tax (expense) benefit
Total reclassifications for the period	$16	$43	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts contain approximately nil and $5 of actuarial losses related to discontinued operations for the six months ended June 30, 2019 and 2018, respectively and $1 and $9 of actuarial losses related to discontinued operations for the six months ended June 30, 2019 and 2018, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive income before reclassifications, gross	19	—	—	—	19	—	19
Tax benefit	1	—	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	33	—	—	33	—	33
Tax expense	—	(7)	—	—	(7)	—	(7)
Net current-period other comprehensive income	20	26	—	—	46	—	46
Ending balance, June 30, 2019	$(356)	$(951)	$8	$1	$(1,298)	$36	$(1,262)
(a)	Amounts are net of tax of $56 and $57 as of June 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $154 and $161 as of June 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive (loss) income before reclassifications, gross	(105)	2	1	—	(102)	31	(71)
Tax benefit (expense)	(10)	—	—	(1)	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	42	—	—	42	—	42
Tax benefit (expense)	—	1	—	(5)	(4)	—	(4)
Net current-period other comprehensive (loss) income	(115)	45	1	(6)	(75)	31	(44)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Ending balance, June 30, 2018	$(367)	$(1,129)	$4	$1	$(1,491)	$169	$(1,322)
(a)	Amounts are net of tax of $61 and $51 as of June 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $200 and $199 as of June 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Six months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	June 30, 2019	June 30, 2019	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(6)	(b)
Actuarial loss	20	39	(b)(c)
	17	33	Total before tax
	(4)	(7)	Income tax expense
Total reclassifications for the period	$13	$26	Net of tax

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Six months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	June 30, 2018	June 30, 2018	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(6)	(b)
Settlement loss	—	2
Actuarial loss	23	46	(b)(c)
	20	42	Total before tax
	(4)	1	Income tax (expense) benefit
Total reclassifications for the period	$16	$43	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts contain approximately nil and $5 of actuarial losses related to discontinued operations for the six months ended June 30, 2019 and 2018, respectively and $1 and $9 of actuarial losses related to discontinued operations for the six months ended June 30, 2019 and 2018, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

Indemnification Matters

On July 14, 2014, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (the “Banks”) demanded that we indemnify them for claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the “Wisconsin Litigation”). We denied the Banks’ indemnification demand for the Wisconsin Litigation and have made no accrual with respect to this matter. The stockholders in the Wisconsin Litigation made claims for misrepresentation and conspiracy to defraud in connection with the failed acquisition by and merger with Hexion and, additionally, named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and on December 5, 2016, the court dismissed Deutsche Bank for lack of personal jurisdiction, but denied Credit Suisse’s motion to dismiss. Subsequently, Credit Suisse asked the court to reconsider its decision or certify its judgment to the Seventh Circuit Court of Appeals for an immediate appeal, which remains pending. Subsequent to discovery, Credit Suisse filed a motion for summary judgment on August 25, 2017 and a decision is pending. The court has suspended the current scheduling order, including the trial date.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2019 and 2018, our capital expenditures for EHS matters totaled $22 million and $15 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $7 million for environmental liabilities for both June 30, 2019 and December 31, 2018. Of these amounts, $2 million was classified as accrued liabilities in our condensed consolidated balance sheets for both June 30, 2019 and December 31, 2018, and $5 million was classified as other noncurrent liabilities in our condensed consolidated balance sheets for both June 30, 2019 and December 31, 2018. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of June 30, 2019, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Huntsman Corporation compensation cost	$7	$7	$15	$15
Huntsman International compensation cost	7	7	14	14

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million and $15 million for the six months ended June 30, 2019 and 2018, respectively.

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

	Six months
	ended
	June 30,
	2019		2018
Dividend yield	2.9%		1.5%
Expected volatility	54.0%		55.2%
Risk-free interest rate	2.5%		2.6%
Expected life of stock options granted during the period	5.9	years	5.9	years

During each of the three months ended June 30, 2019 and 2018, no stock options were granted.

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of June 30, 2019 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2019	4,545	$17.81
Granted	896	22.66
Exercised	(167)	10.50
Forfeited	(41)	25.42
Outstanding at June 30, 2019	5,233	18.81	6.6	$18
Exercisable at June 30, 2019	3,786	16.62	5.6	18

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2019 was $9.27 per option. As of June 30, 2019, there was $12 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was approximately $2 million and $73 million, respectively. Cash received from stock options exercised during the six months ended June 30, 2019 and 2018 was approximately $1 million and $15 million, respectively. The cash tax benefit from stock options exercised during the six months ended June 30, 2019 and 2018 was approximately nil and $16 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2019 and 2018, the weighted-average expected volatility rate was 34.6% and 44.3%, respectively, and the weighted average risk-free interest rate was 2.5% and 2.3%, respectively. For the performance share unit awards granted in the six months ended June 30, 2019 and 2018, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of June 30, 2019 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2019	1,923		$19.08	504	$20.66
Granted	702		24.64	256	22.64
Vested	(959)	(1)(2)	13.53	(310)	16.31
Forfeited	(16)		26.15	(12)	25.19
Nonvested at June 30, 2019	1,650		24.61	438	24.76
(1)	As of June 30, 2019, a total of 389,095 restricted stock units were vested but not yet issued, of which 30,486 vested during the six months ended June 30, 2019. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 412,246 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2018. During the six months ended June 30, 2019, an additional 357,006 performance share unit awards with a grant date fair value of $10.22 vested above the target in accordance the performance criteria of these awards.

As of June 30, 2019, there was $30 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the six months ended June 30, 2019 and 2018 was $24 million each.

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

Effective January 1, 2019, Switzerland reduced certain cantonal income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the six months ended June 30, 2019.

During the six months ended June 30, 2019, we recognized a discrete tax benefit of $4 million related to excess tax benefits from share-based compensation.

The $58 million of gains on fair value adjustments to our Venator investment, recorded as part of non-operating income from continuing operations, is not subject to tax under The Netherlands’ statutory participation exemption. As a significant, unusual, non-operating item, it was treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $102 million and $57 million for the six months ended June 30, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 29% for the six months ended June 30, 2019. The non-cash tax expense related to the change in tax rate in Switzerland, partially offset by the non-taxed income from fair value adjustments to our Venator investment, resulted in a higher effective tax rate through the first six months of 2019.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $100 million and $55 million for the six months ended June 30, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 29% for the six months ended June 30, 2019. The non-cash tax expense related to the change in tax rate in Switzerland, partially offset by the non-taxed income from fair value adjustments to our Venator investment, resulted in a higher effective tax rate through the first six months of 2019.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$112	$268	$230	$483
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$110	$414	$229	$688
Denominator:
Weighted average shares outstanding	230.6	238.7	231.9	239.8
Dilutive shares:
Stock-based awards	1.5	4.0	1.7	4.4
Total weighted average shares outstanding, including dilutive shares	232.1	242.7	233.6	244.2

Additional stock-based awards of 3.8 million and 0.6 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2019 and 2018, respectively, and 3.5 million and 0.8 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2019 and 2018, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018 because the effect would be anti-dilutive.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The adjusted EBITDA of our reportable operating segments excludes items that principally apply to our Company as a whole. The revenues and adjusted EBITDA for each of our reportable operating segments are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Polyurethanes	$1,198	$1,313	$2,265	$2,535
Performance Products	537	593	1,077	1,196
Advanced Materials	275	292	547	571
Textile Effects	215	227	404	427
Corporate and eliminations	(31)	(21)	(65)	(30)
Total	$2,194	$2,404	$4,228	$4,699

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$201	$269	$341	$530
Performance Products	71	94	151	196
Advanced Materials	55	62	108	121
Textile Effects	28	29	50	55
Corporate and other(2)	(37)	(39)	(75)	(82)
Total	318	415	575	820
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(29)	(29)	(59)	(56)
Interest expense—discontinued operations	—	(11)	—	(20)
Income tax expense—continuing operations	(50)	(4)	(102)	(57)
Income tax expense—discontinued operations	(2)	(84)	—	(104)
Depreciation and amortization—continuing operations	(92)	(83)	(182)	(165)
Net income attributable to noncontrolling interests	8	209	20	285
Other adjustments:
Business acquisition and integration expenses	—	(7)	(1)	(8)
Merger costs	—	(1)	—	(1)
EBITDA from discontinued operations	—	429	(1)	572
Noncontrolling interest of discontinued operations	—	(188)	—	(243)
Fair value adjustments to Venator investment	(18)	—	58	—
Loss on early extinguishment of debt	—	(3)	(23)	(3)
Certain legal settlements and related expenses	—	(1)	—	(8)
Amortization of pension and postretirement actuarial losses	(17)	(18)	(35)	(35)
Restructuring, impairment and plant closing and transition costs	—	(1)	(1)	(4)
Net income	$118	$623	$249	$973

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2019	2018	2019	2018
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$201	$269	$341	$530
Performance Products	71	94	151	196
Advanced Materials	55	62	108	121
Textile Effects	28	29	50	55
Corporate and other(2)	(36)	(39)	(72)	(79)
Total	319	415	578	823
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(33)	(34)	(68)	(66)
Interest expense—discontinued operations	—	(11)	—	(20)
Income tax expense—continuing operations	(49)	(3)	(100)	(55)
Income tax expense—discontinued operations	(2)	(84)	—	(104)
Depreciation and amortization—continuing operations	(92)	(83)	(182)	(164)
Net income attributable to noncontrolling interests	8	209	20	285
Other adjustments:
Business acquisition and integration expenses	—	(7)	(1)	(8)
Merger costs	—	(1)	—	(1)
EBITDA from discontinued operations	—	429	(1)	572
Noncontrolling interest of discontinued operations	—	(188)	—	(243)
Fair value adjustments to Venator investment	(18)	—	58	—
Loss on early extinguishment of debt	—	(3)	(23)	(3)
Certain legal settlements and related expenses	—	(1)	—	(8)
Amortization of pension and postretirement actuarial losses	(18)	(17)	(37)	(37)
Restructuring, impairment and plant closing and transition costs	—	(1)	(1)	(4)
Net income	$115	$620	$243	$967
(1)	We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment; (f) loss on early extinguishment of debt; (g) certain legal settlements and related income (expenses); (h) gain (loss) on sale of assets; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; (k) U.S. Tax Reform Act impact on noncontrolling interest; and (l) restructuring, impairment, plant closing and transition credits (costs).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues for the six months ended June 30, 2019 and 2018 were $4,228 million and $4,699 million, respectively.

Recent Developments

Acquisition of Remaining 50% Interest in Sasol-Huntsman Joint Venture

On July 26, 2019, we announced that we signed a definitive agreement with Sasol, our joint venture partner, to acquire the remaining 50% interest that we do not own in the Sasol-Huntsman maleic anhydride joint venture. The joint venture owns a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We will pay $92.5 million for the remaining interest in the joint venture, adjusted for net debt and other agreed upon adjustments, funded from our available liquidity. We anticipate the closing of this transaction to occur in the fourth quarter of 2019, subject to regulatory approvals and customary closing conditions.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Volume growth and stable margins in our differentiated business
●	Lower overall component MDI margins year over year
●	Continued demand headwinds in Europe and China markets
●	Unplanned outage at our Rotterdam, The Netherlands facility is expected to impact EBITDA by approximately $20 million in the third quarter of 2019

Performance Products:

●	Growth in key downstream markets, including gas treating and oilfield services
●	Stable margins in our maleic anhydride business
●	Lower margins in our upstream intermediates and ethyleneamines businesses

Advanced Materials:

●	Steady growth in our aerospace markets
●	Demand headwinds in Europe and China markets

Textile Effects:

●	Growth in specialty markets
●	Continued headwinds in China and with foreign currency

In 2019, we expect to spend between approximately $350 million to $360 million on capital expenditures.

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

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2019	2018	Change	2019	2018	Change
Revenues	$2,194	$2,404	(9)%	$4,228	$4,699	(10)%
Cost of goods sold	1,761	1,849	(5)%	3,398	3,604	(6)%
Gross profit	433	555	(22)%	830	1,095	(24)%
Operating expenses	230	254	(9)%	481	496	(3)%
Restructuring, impairment and plant closing costs	—	1	(100)%	1	3	(67)%
Merger costs	—	1	(100)%	—	1	(100)%
Operating income	203	299	(32)%	348	595	(42)%
Interest expense	(29)	(29)	—	(59)	(56)	5%
Equity in income of investment in unconsolidated affiliates	12	18	(33)%	22	31	(29)%
Fair value adjustments to Venator investment	(18)	—	NM	58	—	NM
Loss on early extinguishment of debt	—	(3)	(100)%	(23)	(3)	667%
Other income, net	2	8	(75)%	6	15	(60)%
Income from continuing operations before income taxes	170	293	(42)%	352	582	(40)%
Income tax expense	(50)	(4)	NM	(102)	(57)	79%
Income from continuing operations	120	289	(58)%	250	525	(52)%
(Loss) income from discontinued operations, net of tax	(2)	334	NM	(1)	448	NM
Net income	118	623	(81)%	249	973	(74)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(8)	(209)	(96)%	(20)	(285)	(93)%
Interest expense from continuing operations	29	29	—	59	56	5%
Interest expense from discontinued operations	—	11	(100)%	—	20	(100)%
Income tax expense from continuing operations	50	4	NM	102	57	79%
Income tax expense from discontinued operations	2	84	(98)%	—	104	(100)%
Depreciation and amortization of continuing operations	92	83	11%	182	165	10%
Other adjustments:
Business acquisition and integration expenses	—	7		1	8
Merger costs	—	1		—	1
EBITDA from discontinued operations	—	(429)		1	(572)
Noncontrolling interest of discontinued operations	—	188		—	243
Fair value adjustments to Venator investment	18	—		(58)	—
Loss on early extinguishment of debt	—	3		23	3
Certain legal settlements and related expenses	—	1		—	8
Amortization of pension and postretirement actuarial losses	17	18		35	35
Restructuring, impairment and plant closing and transition costs(2)	—	1		1	4
Adjusted EBITDA(1)	$318	$415	(23)%	$575	$820	(30)%

Net cash provided by operating activities from continuing operations				$273	$339	(19)%
Net cash used in investing activities from continuing operations				(118)	(480)	(75)%
Net cash (used in) provided by financing activities				(48)	64	NM
Capital expenditures from continuing operations				(136)	(109)	25%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2019	2018	Change	2019	2018	Change
Revenues	$2,194	$2,404	(9)%	$4,228	$4,699	(10)%
Cost of goods sold	1,761	1,848	(5)%	3,398	3,602	(6)%
Gross profit	433	556	(22)%	830	1,097	(24)%
Operating expenses	229	253	(9)%	478	494	(3)%
Restructuring, impairment and plant closing costs	—	1	(100)%	1	3	(67)%
Merger costs	—	1	(100)%	—	1	(100)%
Operating income	204	301	(32)%	351	599	(41)%
Interest expense	(33)	(34)	(3)%	(68)	(66)	3%
Equity in income of investment in unconsolidated affiliates	12	18	(33)%	22	31	(29)%
Fair value adjustments to Venator investment	(18)	—	NM	58	—	NM
Loss on early extinguishment of debt	—	(3)	(100)%	(23)	(3)	667%
Other income, net	1	7	(86)%	4	13	(69)%
Income from continuing operations before income taxes	166	289	(43)%	344	574	(40)%
Income tax expense	(49)	(3)	NM	(100)	(55)	82%
Income from continuing operations	117	286	(59)%	244	519	(53)%
(Loss) income from discontinued operations, net of tax	(2)	334	NM	(1)	448	NM
Net income	115	620	(81)%	243	967	(75)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(8)	(209)	(96)%	(20)	(285)	(93)%
Interest expense from continuing operations	33	34	(3)%	68	66	3%
Interest expense from discontinued operations	—	11	(100)%	—	20	(100)%
Income tax expense from continuing operations	49	3	NM	100	55	82%
Income tax expense from discontinued operations	2	84	(98)%	—	104	(100)%
Depreciation and amortization of continuing operations	92	83	11%	182	164	11%
Other adjustments:
Business acquisition and integration expenses	—	7		1	8
Merger costs	—	1		—	1
EBITDA from discontinued operations	—	(429)		1	(572)
Noncontrolling interest of discontinued operations	—	188		—	243
Fair value adjustments to Venator investment	18	—		(58)	—
Loss on early extinguishment of debt	—	3		23	3
Certain legal settlements and related expenses	—	1		—	8
Amortization of pension and postretirement actuarial losses	18	17		37	37
Restructuring, impairment and plant closing and transition costs(2)	—	1		1	4
Adjusted EBITDA(1)	$319	$415	(23)%	$578	$823	(30)%

Net cash provided by operating activities from continuing operations				$265	$329	(19)%
Net cash used in investing activities from continuing operations				(122)	(503)	(76)%
Net cash (used in) provided by financing activities				(36)	98	NM
Capital expenditures from continuing operations				(136)	(109)	25%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2019			June 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$118			$623
Net income attributable to noncontrolling interests			(8)			(209)
Business acquisition and integration expenses	$—	$—	—	$7	$(2)	5
Merger costs	—	—	—	1	—	1
Loss (income) from discontinued operations, net of tax(4)	2	—	2	(429)	95	(334)
Noncontrolling interest of discontinued operations	—	—	—	188	—	188
Fair value adjustments to Venator investment	18	—	18	—	—	—
Loss on early extinguishment of debt	—	—	—	3	(1)	2
Certain legal settlements and related expenses	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	17	(4)	13	18	(4)	14
Release of significant income tax valuation allowances	—	—	—	—	(95)	(95)
U.S. Tax Reform impact on income tax expense	—	3	3	—	49	49
Restructuring, impairment and plant closing and transition costs(2)	—	—	—	1	—	1
Adjusted net income(1)			$146			$246

Weighted average shares-basic			230.6			238.7
Weighted average shares-diluted			232.1			242.7

Basic net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$0.49			$1.12
(Loss) income from discontinued operations			(0.01)			0.61
Net income			$0.48			$1.73

Diluted net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$0.48			$1.11
(Loss) income from discontinued operations			(0.01)			0.60
Net income			$0.47			$1.71

Other non-GAAP measures:
Diluted adjusted net income per share(1):			$0.63			$1.01

	Six months			Six months
	ended			ended
	June 30, 2019			June 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$249			$973
Net income attributable to noncontrolling interests			(20)			(285)
Business acquisition and integration expenses	$1	$—	1	$8	$(2)	6
Merger costs	—	—	—	1	—	1
Loss (income) from discontinued operations(4)	1	—	1	(572)	124	(448)
Noncontrolling interest of discontinued operations	—	—	—	243	—	243
Fair value adjustments to Venator investment	(58)	—	(58)	—	—	—
Loss on early extinguishment of debt	23	(5)	18	3	(1)	2
Certain legal settlements and related expenses	—	—	—	8	(1)	7
Amortization of pension and postretirement actuarial losses	35	(8)	27	35	(8)	27
Release of significant income tax valuation allowances	—	—	—	—	(95)	(95)
U.S. Tax Reform impact on income tax expense	—	3	3	—	49	49
Impact of Switzerland income tax rate change	—	32	32	—	—	—
Restructuring, impairment and plant closing and transition costs(2)	1	—	1	4	(1)	3
Adjusted net income(1)			$254			$483

Weighted average shares-basic			231.9			239.8
Weighted average shares-diluted			233.6			244.2

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.99			$2.01
Income from discontinued operations			—			0.86
Net income			$0.99			$2.87

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.98			$1.98
Income from discontinued operations			—			0.84
Net income			$0.98			$2.82

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$1.09			$1.98

Capital expenditures, net of reimbursements(5)			$(129)			$(107)

Net cash provided by operating activities from continuing operations			$273			$339
Capital expenditures from continuing operations			(136)			(109)
All other investing activities from continuing operations, excluding acquisition and disposition activities			2			(1)
Non-recurring merger costs			—			1
Free cash flow(1)			$139			$230

Huntsman International

	Three months			Three months
	ended			ended
	June 30, 2019			June 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$115			$620
Net income attributable to noncontrolling interests			(8)			(209)
Business acquisition and integration expenses	$—	$—	—	$7	$(2)	5
Merger costs	—	—	—	1	—	1
Loss (income) from discontinued operations, net of tax(4)	2	—	2	(429)	95	(334)
Noncontrolling interest of discontinued operations	—	—	—	188	—	188
Fair value adjustments to Venator investment	18	—	18	—	—	—
Loss on early extinguishment of debt	—	—	—	3	(1)	2
Certain legal settlements and related expenses	—	—	—	1	—	1
Amortization of pension and postretirement actuarial losses	18	(4)	14	17	(4)	13
Release of significant income tax valuation allowances	—	—	—	—	(95)	(95)
U.S. Tax Reform impact on income tax expense	—	3	3	—	49	49
Restructuring, impairment and plant closing and transition costs(2)	—	—	—	1	—	1
Adjusted net income(1)			$144			$242

	Six months			Six months
	ended			ended
	June 30, 2019			June 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$243			$967
Net income attributable to noncontrolling interests			(20)			(285)
Business acquisition and integration expenses	$1	$—	1	$8	$(2)	6
Merger costs	—	—	—	1	—	1
Loss (income) from discontinued operations, net of tax(4)	1	—	1	(572)	124	(448)
Noncontrolling interest of discontinued operations	—	—	—	243	—	243
Fair value adjustments to Venator investment	(58)	—	(58)	—	—	—
Loss on early extinguishment of debt	23	(5)	18	3	(1)	2
Certain legal settlements and related expenses	—	—	—	8	(1)	7
Amortization of pension and postretirement actuarial losses	37	(8)	29	37	(8)	29
Release of significant income tax valuation allowances	—	—	—	—	(95)	(95)
U.S. Tax Reform impact on income tax expense	—	3	3	—	49	49
Impact of Switzerland income tax rate change	—	32	32	—	—	—
Restructuring, impairment and plant closing and transition costs(2)	1	—	1	4	(1)	3
Adjusted net income(1)			$250			$479

Other non-GAAP measures:
Capital expenditures, net of reimbursements(5)			$(129)			$(107)

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

(2)	Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations.

(3)	The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

(4)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.
(5)	During the six months ended June 30, 2019 and 2018, capital expenditures from continuing operations of $136 million and $109 million, respectively, were reimbursed in part by $7 million and $2 million, respectively.

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

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

As discussed in “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements, the results from continuing operations exclude the results of Venator and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The decrease of $304 million in net income attributable to both Huntsman Corporation and Huntsman International was the result of the following items:

●	Revenues for the three months ended June 30, 2019 decreased by $210 million, or 9%, as compared with the 2018 period. The decrease was primarily due to lower average selling prices in all our segments, except for our Textile Effects segment, and lower sales volumes in our Advanced Materials and Textile Effects segments. See “—Segment Analysis” below.

●	Our gross profit and the gross profit of Huntsman International for the three months ended June 30, 2019 decreased by $122 million and $123 million, respectively, or 22% each, as compared with the 2018 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Our operating expenses and the operating expenses of Huntsman International for the three months ended June 30, 2019 decreased by $24 million each, or 9% each, as compared with the 2018 period, primarily related to a decrease in acquisition related costs and the impact of translating foreign currency amounts to the U.S. dollar.

●	For the three months ended June 30, 2019, we recorded a loss of $18 million in fair value adjustments to our investment in Venator as a result of recording our equity method investment in Venator at fair value. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Our income tax expense for the three months ended June 30, 2019 increased to $50 million from $4 million in the 2018 period. The income tax expense of Huntsman International for the three months ended June 30, 2019 increased to $49 million from $3 million in the 2018 period. The increase in tax expense was primarily due to discrete items in each period, including tax expense related to the change in tax rate in Switzerland in 2019 and tax benefits related to the release of valuation allowances in Switzerland and the U.K. in 2018, partially offset by the 2018 additional provisional deemed repatriation transition tax. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

●	Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of our shares which allowed us to immediately deconsolidate Venator, and we elected the fair value option to account for our equity method investment in Venator. In addition to Venator, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

Segment Analysis

	Three months
	ended
	June 30,		Percent
(Dollars in millions)	2019	2018	Change
Revenues
Polyurethanes	$1,198	$1,313	(9)%
Performance Products	537	593	(9)%
Advanced Materials	275	292	(6)%
Textile Effects	215	227	(5)%
Corporate and eliminations	(31)	(21)	NM
Total	$2,194	$2,404	(9)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$201	$269	(25)%
Performance Products	71	94	(24)%
Advanced Materials	55	62	(11)%
Textile Effects	28	29	(3)%
Corporate and other	(37)	(39)	5%
Total	$318	$415	(23)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$201	$269	(25)%
Performance Products	71	94	(24)%
Advanced Materials	55	62	(11)%
Textile Effects	28	29	(3)%
Corporate and other	(36)	(39)	8%
Total	$319	$415	(23)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2019 vs 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(14)%	(3)%	1%	7%
Performance Products	(6)%	(2)%	(2)%	1%
Advanced Materials	3%	(4)%	(2)%	(3)%
Textile Effects	11%	(4)%	(1)%	(11)%
Total Company	(6)%	(3)%	(3)%	3%

	Three months ended June 30, 2019 vs March 31, 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(2)%	—	1%	13%
Performance Products	(2)%	—	(1)%	2%
Advanced Materials	2%	(1)%	(5)%	5%
Textile Effects	5%	—	(1)%	10%
Total Company	—	—	(3)%	11%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2019 compared to the same period of 2018 was due to lower average MDI and MTBE selling prices, partially offset by higher MDI and MTBE sales volumes. MDI average selling prices decreased primarily due to a decline in component MDI selling prices in China and Europe. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MDI sales volumes increased primarily due to the start-up of our new Chinese MDI facility in 2018 and the acquisition of Demilec in the second quarter of 2018. MTBE sales volumes increased primarily due to increased MTBE demand. The decrease in adjusted EBITDA was primarily due to lower MDI margins driven by lower MDI pricing and lower PO and MTBE margins in China, partially offset by higher sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended June 30, 2019 compared to the same period of 2018 was due to lower average selling prices, partially offset by slightly higher sales volumes. Average selling prices decreased in our derivatives business, primarily due to lower raw material costs, and in our upstream intermediates business, primarily due to lower feedstock costs and weakened market conditions. The increase in sales volumes was primarily due to the impact of the planned maintenance outage at our Port Neches, Texas facility in the second quarter of 2018. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices and lower margins, primarily in our upstream intermediates businesses and in certain amines.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2019, compared to the same period in 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower sales volumes in our power and automotive related markets, partially offset by favorable product mix effect from sales volumes in our aerospace components market. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies, partially offset by higher local currency selling prices. Segment adjusted EBITDA decreased due to higher fixed costs and higher raw material costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for the three months ended June 30, 2019 compared to the same period of 2018 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower demand resulting from market uncertainties surrounding U.S. and China trade. Average selling prices increased in response to higher raw material costs, partially offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and higher raw materials costs, partially offset by higher average selling prices.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2019, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $2 million to a loss of $37 million from a loss of $39 million for the same period of 2018. For the three months ended June 30, 2019, adjusted EBITDA from Corporate and other for Huntsman International increased by $3 million to a loss of $36 million from a loss of $39 million for the same period of 2018. The increase in adjusted EBITDA from Corporate and other resulted primarily from a decrease in corporate overhead costs and an increase in unallocated foreign currency exchange gain, partially offset by a charge from a LIFO inventory reserve adjustment.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

As discussed in “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements, the results from continuing operations exclude the results of Venator and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The decrease of $459 million in net income attributable to both Huntsman Corporation and Huntsman International was the result of the following items:

●	Revenues for the six months ended June 30, 2019 decreased by $471 million, or 10%, as compared with the 2018 period. The decrease was primarily due to lower average selling prices in all our segments, except for our Textile Effects segment, and lower sales volumes in all our segments, except for our Polyurethanes segment. See “—Segment Analysis” below.

●	Our gross profit and the gross profit of Huntsman International for the six months ended June 30, 2019 decreased by $265 million and $267 million, respectively, or 24% each, as compared with the 2018 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Our operating expenses and the operating expenses of Huntsman International for the six months ended June 30, 2019 decreased by $15 million and $16 million, respectively, or 3% each, as compared with the 2018 period, primarily related to a decrease in acquisition related costs and the impact of translating foreign currency amounts to the U.S. dollar, partially offset by an increase in selling, general and administrative costs.

●	For the six months ended June 30, 2019, we recorded a gain of $58 million in fair value adjustments to our investment in Venator, primarily due to a $57 million gain to record our equity method investment in Venator at fair value. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt for the six months ended June 30, 2019 increased to $23 million from $3 million in the 2018 period in relation to the early repayment in full of our 2020 Senior Notes in the first quarter of 2019. See “Note 8. Debt—Notes” to our condensed consolidated financial statements.

●	Our income tax expense for the six months ended June 30, 2019 increased to $102 million from $57 million in the 2018 period. The income tax expense of Huntsman International for the six months ended June 30, 2019 increased to $100 million from $55 million in the 2018 period. The increase in tax expense was primarily due to discrete items in each period, including tax expense related to the change in tax rate in Switzerland in 2019 and tax benefits related to the release of valuation allowances in Switzerland and the U.K. in 2018, partially offset by the 2018 additional provisional deemed repatriation transition tax. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

●	Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of our shares which allowed us to immediately deconsolidate Venator, and we elected the fair value option to account for our equity method investment in Venator. In addition to Venator, the results of operations of our former polymers, base chemicals and Australian styrenics businesses are reported as discontinued operations for all periods presented. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

Segment Analysis

	Six months
	ended
	June 30,		Percent
	2019	2018	Change
Revenues
Polyurethanes	$2,265	$2,535	(11)%
Performance Products	1,077	1,196	(10)%
Advanced Materials	547	571	(4)%
Textile Effects	404	427	(5)%
Corporate and eliminations	(65)	(30)	NM
Total	$4,228	$4,699	(10)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$341	$530	(36)%
Performance Products	151	196	(23)%
Advanced Materials	108	121	(11)%
Textile Effects	50	55	(9)%
Corporate and other	(75)	(82)	9%
Total	$575	$820	(30)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$341	$530	(36)%
Performance Products	151	196	(23)%
Advanced Materials	108	121	(11)%
Textile Effects	50	55	(9)%
Corporate and other	(72)	(79)	9%
Total	$578	$823	(30)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements

	Six months ended June 30, 2019 vs 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(14)%	(3)%	1%	5%
Performance Products	(6)%	(2)%	1%	(3)%
Advanced Materials	3%	(5)%	1%	(3)%
Textile Effects	11%	(4)%	—	(12)%
Total Company	(6)%	(3)%	1%	(2)%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2019 compared to the same period of 2018 was due to lower average MDI and MTBE selling prices, partially offset by higher MDI sales volumes. MDI average selling prices decreased primarily due to a decline in polymeric MDI selling prices in China and

Europe. MTBE average selling prices decreased primarily as a result of lower pricing for high octane gasoline. MDI sales volumes increased primarily due to the start-up of our new Chinese MDI facility in 2018 and the acquisition of Demilec in the second quarter of 2018. The decrease in adjusted EBITDA was primarily due to lower MDI margins driven by lower MDI pricing and lower MTBE margins, partially offset by higher MDI sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the six months ended June 30, 2019 compared to the same period of 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to weakened market conditions. Average selling prices decreased primarily due to lower raw material costs and weakened market conditions. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and lower average selling prices, primarily in our upstream intermediates businesses and in certain amines.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2019, compared to the same period in 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower sales volumes in our power and automotive related markets, partially offset by favorable product mix effect from sales volumes in our aerospace components market. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies, partially offset by higher local currency selling prices. Segment adjusted EBITDA decreased due to higher fixed costs and the impact of a stronger U.S. dollar against major international currencies.

Textile Effects

The decrease in revenues in our Textile Effects segment for the six months ended June 30, 2019 compared to the same period of 2018 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower demand resulting from market uncertainties surrounding U.S. and China trade. Average selling prices increased in response to higher raw material costs, partially offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and higher raw materials costs, partially offset by higher average selling prices.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2019, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $7 million to a loss of $75 million from a loss of $82 million for the same period of 2018. For the six months ended June 30, 2019, adjusted EBITDA from Corporate and other for Huntsman International increased by $7 million to a loss of $72 million from a loss of $79 million for the same period of 2018. The increase in adjusted EBITDA from Corporate and other resulted primarily from a decrease in corporate overhead costs and a benefit from a LIFO inventory reserve adjustment, partially offset by an increase in unallocated foreign currency exchange loss.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2019 and 2018 was $273 million and $339 million, respectively. The decrease in net cash provided by operating activities from continuing operations during the six months ended June 30, 2019 compared with the same period in 2018 was primarily attributable to decreased operating income as described in “—Results of Operations” above, partially offset by a $76 million favorable variance in operating assets and liabilities for the six months ended June 30, 2019 as compared with the same period of 2018.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2019 and 2018 was $118 million and $480 million, respectively. During the six months ended June 30, 2019 and 2018, we paid $136 million and $109 million, respectively, for capital expenditures. During the six months ended June 30, 2018, we paid $370 million for the acquisition of a business, net of cash acquired. During the six months ended June 30, 2019, we received $16 million in proceeds from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash (used in) provided by financing activities for the six months ended June 30, 2019 and 2018 was $(48) million and $64 million, respectively. The decrease in net cash provided by financing activities was primarily due to increased borrowings on our 2018 Credit Facility in the 2018 period. The decrease was partially offset by proceeds from the issuance of our 2029 Senior Notes, offset in part by the repayment of our 2020 Senior Notes, in the first quarter of 2019.

Free cash flow from continuing operations for the six months ended June 30, 2019 and 2018 were proceeds of cash of $139 million and $230 million, respectively. The reduction in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding acquisition and disposition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	December 31,	Increase	Percent
	2019	2018	(Decrease)	Change
Cash and cash equivalents	$449	$340	$109	32%
Accounts and notes receivable, net	1,310	1,272	38	3%
Inventories	1,094	1,134	(40)	(4)%
Prepaid expenses	59	66	(7)	(11)%
Other current assets	101	146	(45)	(31)%
Total current assets	3,013	2,958	55	2%
Accounts payable	925	961	(36)	(4)%
Accrued liabilities	437	554	(117)	(21)%
Current portion of debt	228	96	132	138%
Current operating lease liabilities	60	—	60	NM
Total current liabilities	1,650	1,611	39	2%
Working capital	$1,363	$1,347	$16	1%

NM—Not meaningful

Our working capital increased by $16 million as a result of the net impact of the following significant changes:

●	The increase in cash, cash equivalents and restricted cash of $109 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Inventories decreased by $40 million primarily due to lower inventory volumes.

●	Other current assets decreased by $45 million primarily due to lower bank acceptance drafts.

●	Accounts payable decreased by $36 million primarily due to lower inventory purchases.

●	Accrued liabilities decreased by $117 million primarily due to the payment of accrued compensation and rebates, partially offset by an increase in current income taxes payable.

●	Current portion of debt increased by $132 million primarily due to increased borrowings on our 2018

Revolving Credit Facility.

●	Current operating lease liabilities were $60 million as of June 30, 2019 as a result of the adoption of the new lease standard on January 1, 2019.

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

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2019, we had $1,538 million of combined cash and unused borrowing capacity, consisting of $449 million in cash and restricted cash, $1,007 million in availability under our 2018 Revolving Credit Facility, and $82 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●	Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $41 million for the six months ended June 30, 2019, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●	During 2019, we expect to spend between approximately $350 million to $360 million on capital expenditures. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities and cost reduction and expansion facilities. We expect to fund this spending with cash provided by operations.

●	During the six months ended June 30, 2019, we made contributions to our pension and postretirement benefit plans of $42 million. During the remainder of 2019, we expect to contribute an additional amount of approximately $51 million to these plans.

●	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2019, we repurchased 5,540,254 shares of our common stock for approximately $115 million, excluding commissions, under the repurchase program.

●	On December 3, 2018, we sold an aggregate of 4,334,389, or 4% of Venator ordinary shares to Bank of America N.A. at a price determined based on the average of the daily volume weighted average price of the ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. The transaction allowed us to deconsolidate Venator beginning in December 2018, and following this transaction, we retained approximately 49% ownership in Venator. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, in the six months ended June 30, 2019, we recorded a gain of $57 million to record our equity method investment in Venator at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	On March 13, 2019, Huntsman International completed a $750 million offering of its 2029 Senior Notes. On March 27, 2019, Huntsman International applied the net proceeds of this offering to redeem in full $650 million in aggregate principal amount of its 2020 Senior Notes and associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million. See “Note 8. Debt—Direct and Subsidiary Debt—Notes” to our condensed consolidated financial statements.

●	On April 18, 2019, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 7 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2022. See “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

●	In September 2011, we initiated a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland. In July 2019, we sold the production facilities and business support offices in Basel. Accordingly, during the third quarter of 2019, we expect to receive proceeds of approximately $40 million related to this sale and recognize a corresponding gain on disposal of approximately $40 million.

●	On July 26, 2019, we announced that we signed a definitive agreement with Sasol, our joint venture partner, to acquire the remaining 50% interest that we do not own in the Sasol-Huntsman maleic anhydride joint venture. The joint venture owns a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We will pay $92.5 million for the remaining interest in the joint venture, adjusted for debt and other agreed upon adjustments, funded from our available liquidity. We anticipate the closing of this transaction to occur in the fourth quarter of 2019, subject to regulatory approvals and customary closing conditions.

As of June 30, 2019, we had $228 million classified as current portion of debt, including borrowings on our 2018 Revolving Credit Facility of $185 million, debt at our variable interest entities of $36 million, and certain other short-term facilities and scheduled amortization payments totaling $7 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2019, we had approximately $418 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2019, we had approximately $191 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap is designated as a cash flow hedge and the effective portion of the changes in the fair value of the swap is recorded in other comprehensive income. The fair value of this hedge on June 30, 2019 was approximately $1 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheet.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2019, we have designated approximately €475 million (approximately $540 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2019 and 2018, the amount recognized on the hedge of our net investment was a gain of $3 million and a gain of $24 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty. See “Note 4. Business Dispositions” and “Note 10. Fair Value” to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the months ended June 30, 2019.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
April	465,222	$23.86	464,848	$679,000,000
May	3,125,291	20.07	3,124,730	616,000,000
June	424,909	17.83	424,909	608,000,000
Total	4,015,422	$20.27	4,014,487
(1)	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation and by the monetization of Venator shares. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2019, we repurchased 5,540,254 shares of our common stock for approximately $115 million, excluding commissions, under the repurchase program.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	May 12, 2014
3.2		Fifth Amended and Restated Bylaws of Huntsman Corporation dated as of December 21, 2016	8-K	3.1	December 23, 2016
10.1		Master Amendment No. 7 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of April 18, 2019	8-K	10.1	April 24, 2019
10.2		Amended and Restated European Receivables Loan Agreement, dated as of April 18, 2019	8-K	10.2	April 24, 2019
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2019	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)